Form 10-Q
period 1995-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 1995-05-11
CIK 746515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______________



Commission File Number: 0-13468

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
             (Exact name of registrant as specified in its charter)

          Washington                                   91-1069248
(State of other jurisdiction of           (IRS  Employer Identification Number)
incorporation or organization)

19119 - 16th Avenue South, Seattle, Washington                         98188
 (Address of principal executive offices)                            (Zip Code)

                                 (206) 246-3711
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                              ------      ------

     At May 4, 1995, the number of shares outstanding of the issuer's Common Stock was 11,941,553.


                               Page 1 of 13 pages.

                      The Exhibit Index appears on page 12.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)


                                                       March 31,           December 31,
ASSETS                                                   1995                  1994
- ------                                                 -----------            ---------
                                                       (Unaudited)
Current assets:
   Cash and cash equivalents                               $25,515               15,593
   Short term investments                                    2,675                2,810
   Accounts receivable, net                                103,105               96,984
   Due from Taiwan agent                                     2,414                5,117
   Deferred Federal and state taxes                          2,513                2,781
   Other current assets                                      4,260                2,421
                                                           -------              -------
     Total current assets                                  140,482              125,706

Property and equipment, net                                 26,208               25,695
Other assets, net                                            6,704                5,965
                                                           -------              -------
                                                          $173,394              157,366
                                                           -------              -------
                                                           -------              -------

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
  Short term borrowings                                        222                  234
  Accounts payable                                          58,546               44,674
  Income Taxes                                               2,507                3,708
  Other current liabilities                                  7,752                7,615
                                                            ------               ------
    Total current liabilities                               69,027               56,231

Deferred Federal income taxes                                   25                   25

Shareholders' equity:
  Preferred stock, par value $.01 per share.
    Authorized 2,000,000 shares; none issued                    --                   --

  Common stock, par value $.01 per share.
    Authorized 20,000,000 shares; issued
    and outstanding 11,940,553 shares at
    March 31, 1995, and 11,934,843 at
    December 31, 1994                                          119                  119
  Additional paid-in capital                                12,653               12,651
  Retained earnings                                         88,189               84,971
  Equity adjustment from foreign currency
    translation                                              3,381                3,369
                                                           -------             --------
    Total shareholders' equity                             104,342              101,110
                                                          --------             --------

                                                          $173,394              157,366
                                                           -------              -------
                                                           -------              -------


                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                        (In thousands, except share data)

                                   (Unaudited)

                                               Three months ended
                                                    March 31,
                                            ----------------------
                                            1995              1994
                                            ----              ----
Revenues:
  Airfreight                               $87,106          66,474
  Ocean freight                             24,591          18,568
  Customs brokerage                         11,181           8,046
                                           -------           -----

    Total revenues                         122,878          93,088
                                          --------          ------

Operating expenses:
  Airfreight consolidation                  71,289          53,605
  Ocean freight consolidation               18,303          14,527
  Salaries and related costs                18,880          14,088
  Rent                                       1,693           1,156
  Other                                      7,871           6,112
                                            ------          ------

    Total operating expenses               118,036          89,488
                                          --------          ------

    Operating income                         4,842           3,600

Other income, net                              469             242
                                             -----           -----

    Earnings before income taxes             5,311           3,842

Income tax expense                           2,093           1,560
                                            ------         -------

  Net earnings                            $  3,218           2,282
                                           -------           -----
                                           -------           -----

  Net earnings per share                      $.26             .19
                                               ---             ---
                                               ---             ---

Weighted average number of
  common shares                         12,448,626      12,199,488
                                        ----------      ----------
                                        ----------      ----------

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                   (Unaudited)


                                                            Three months ended
                                                                 March 31,
                                                            ------------------
                                                            1995         1994
                                                            ----         ----
Operating Activities:
  Net earnings                                             $3,218        2,282
  Adjustments to reconcile net
    earnings to net cash provided
    by operating activities:
    Provision for losses on accounts receivable               189          299
    Deferred income tax expense (benefit)                     287         (425)
    Depreciation and amortization                           1,531        1,010
    Other                                                      52           47
    Changes in operating assets and
     liabilities:
     (Increase) decrease in accounts receivable            (7,374)         872
     Decrease in amounts
       due from Taiwan agent                                2,703        1,998
     (Increase) decrease in other current assets           (1,185)         349
     Increase in accounts payable
       and other current liabilities                       12,545        5,412
                                                           ------       ------
Net cash provided by operating activities                  11,966       11,844
                                                           ------       ------

Investing Activities:
  Increase (decrease) in short-term investments               135       (2,152)
  Purchase of property and equipment                       (1,662)      (1,240)
  Other                                                      (864)          30
                                                           ------       ------
Net cash used in investing activities                      (2,391)      (3,362)
                                                           ------       ------

Financing Activities:
  Short-term borrowings, net                                    -        (4,149)
  Proceeds from issuance of common stock                      109          604
  Repurchases of common stock                                (116)        (578)
                                                            -----        -----
Net cash used in financing activities                          (7)      (4,123)

Effect of exchange rate changes on cash                       354           26
                                                            -----        -----

Increase in cash and cash equivalents                       9,922        4,385
Cash and cash equivalents at beginning
  of period                                                15,593       20,872
                                                          -------       ------

Cash and cash equivalents at end of period                $25,515       25,257
                                                           ------       ------
                                                           ------       ------


                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

     The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Certain 1994 amounts have been reclassified to conform to the 1995 presentation. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 10-K as filed with the Securities and Exchange Commission on or about March 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Expeditors International of Washington, Inc. is engaged in the business of international freight forwarding and consolidation, for both air and ocean freight. The Company also acts as a customs broker in all domestic offices, and in many of its overseas offices. The Company offers domestic forwarding services only in conjunction with international shipments. The Company does not compete for overnight courier or small parcel business. The Company does not own or operate aircraft or steamships.

     International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, and United States and foreign laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to current tariffs and trade restrictions. The Company cannot predict which, if any, of these proposals may be adopted. Nor can the Company predict the effects adoption of any such proposal will have on the Company's business. Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being affected by governmental policies concerning international trade, the Company's business may also be affected by political developments and changes in government personnel or policies in the nations in which it does business.

     The Company's ability to provide services to its customers is highly dependant on good working relationships with a variety of entities including airlines, ocean steamship lines, and governmental agencies. The Company considers its current working relationships with these entities to be satisfactory. However, changes in space allotments available from carriers, governmental deregulation efforts, "modernization" of the regulations governing customs brokerage, and/or changes in governmental quota restrictions could affect the Company's business in unpredictable ways.

     Historically, the Company's operating results have been subject to a seasonal trend when measured on a quarterly basis. The first quarter has traditionally been the weakest and the third quarter has traditionally been the strongest. This pattern is the result of, or is influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions and a myriad of other similar and subtle forces. In addition, this historical quarterly trend has been influenced by the growth and diversification of the Company's international network and service offerings. The Company cannot accurately forecast many of these factors nor can the Company estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns, if any, will continue in future periods.

     A significant portion of the Company's revenues are derived from customers in retail industries whose shipping patterns are tied closely to consumer demand, and from customers in industries whose shipping patterns are dependent upon just-in-time production schedules. Therefore, the timing of the Company's revenues are, to a large degree, impacted by factors out of the Company's control, such as a sudden change in consumer demand for retail goods and/or manufacturing production delays. Additionally, many customers ship a significant portion of their goods at or near the end of a quarter, and therefore, the Company may not learn of a shortfall in revenues until late in a quarter. To the extent that a shortfall in revenues or earnings was not expected by securities analysts, any such shortfall from levels predicted by securities analysts could have an immediate and adverse effect on the trading price of the Company's stock.

RESULTS OF OPERATIONS

     The following table shows the consolidated net revenues (revenues less consolidation expenses) attributable to the Company's principal services and the Company's expenses for the three-month periods ended March 31, 1995 and 1994, expressed as percentages of net revenues. With respect to the Company's services other than consolidation, net revenues are identical to revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers' charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

          The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.



                                             Three months ended March 31,              Year ended
                                          1995                    1994            December 31, 1994
                                      ------------            -------------      -------------------
                                           Percent                  Percent                  Percent
                                            of net                   of net                   of net
                                  Amount  revenues         Amount  revenues         Amount  revenues
                                  ------  --------         ------  --------         -----   --------
                                                   (Amounts in thousands)
Net Revenues:

Airfreight                       $15,817        47%       $12,869        52%       $57,552        48%
Ocean freight                      6,288        19          4,041        16         19,472        17
Customs brokerage                 11,181        34          8,046        32         42,116        35
                                 -------        --         ------        --         ------        --

     Net revenues                 33,286       100         24,956       100        119,140       100
                                  ------       ---         ------       ---        -------       ---

Operating expenses:
Salaries and related costs        18,880        56         14,088        57         64,177        54
Other                              9,564        29          7,268        29         33,609        28
                                  ------        --         ------        --         ------        --

     Total operating
       expenses                   28,444        85         21,356        86          97786        82
                                  ------        --         ------        --          -----        --

Operating income                   4,842        15          3,600        14         21,354        18
Other income, net                    469         1            242         1          1,034         1
                                   -----        --          -----        --         ------        --

Earnings before income
     taxes                         5,311        16          3,842        15         22,388        19
Income tax expense                 2,093         6          1,560         6          9,171         8
                                   -----        --         ------        --         ------        --

     Net earnings                 $3,218        10%        $2,282         9%       $13,217        11%
                                   -----        --          -----         -         ------        --
                                   -----        --          -----         -         ------        --





     Airfreight revenues and airfreight consolidation expenses increased during the three-month period ended March 31, 1995, compared to the same period in 1994 primarily due to (1) increased airfreight tonnage handled from certain of the Company's Far East markets to the United States and Europe, and (2) increased export airfreight shipments from the United States and Europe. These increases were a result of the Company's increased sales efforts during this period and also an improving world economy. Net airfreight revenues increased 23% for the three month period ended March 31, 1995 as compared with the same period for 1994.

     Ocean freight revenues and ocean freight consolidation expenses increased during the three-month period ended March 31, 1995, compared to the same period in 1994 primarily due to increased volumes of ocean freight handled by the Company's offices in the United States and the Far East. Ocean freight net revenue increased 56% for first quarter of 1995, as compared with the first quarter of 1994. The primary reasons for this revenue increase were (1) current year impact of favorable steamship contracts which increased the Company's profit margin per shipment, (2) increased focus on sales efforts, and (3) increased volumes which in turn allowed the Company to attract more business through offering lower ocean rates to existing and potential customers.

     Customs brokerage net revenue increased 39% during the three-month period ended March 31, 1995, compared to the same period in 1994 as a result of effective sales efforts complimented by the Company's expanding system capabilities and reputation for providing high quality service.

     Salaries and related costs increased during the three-month period ended March 31, 1995, compared to the same period in 1994 as a result of (1) increased compensation levels and (2) the Company's increased hiring of sales, operations, and administrative personnel in new and existing offices. Salaries and related costs have, however, remained virtually constant as a percentage of net revenue - a measure management believes is significant in assessing the effectiveness of corporate cost containment objectives.

     Other operating expenses increased during the three-month period ended March 31, 1995, compared to the same period in 1994 as rent expense, communications expense and other costs increased to accommodate the Company's expanded operations.

     Operating income, measured as a percentage of net revenue, increased slightly. This was a result of modest efficiencies realized by the Company as non-variable costs were absorbed over a larger net revenue base. Other income, net increased in the three-month period ended March 31, 1995, compared to the same period in 1994, as a result of higher interest rates earned on cash balances available for overnight and short term investment.

CURRENCY AND OTHER RISK FACTORS

    International air/ocean freight forwarding and customs brokerage are intensively competitive and are expected to remain so for the foreseeable future. There are a large number of entities competing in the freight forwarding industry, however, the Company's primary competition is confined to a relatively small number of companies within this group. While there is currently a marked trend within the industry toward consolidation into large firms with multinational office and agency networks, regional and local broker/forwarders remain a competitive force.

    Historically, the primary competitive factors in the freight forwarding industry have been price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. The Company emphasizes quality service and believes that its prices are competitive with those of others in the industry. Recently larger customers have exhibited a trend towards the more sophisticated and efficient procedures for the management of the logistics supply chain by embracing strategies such as just in time inventory management. This trend has made computerized customer service capabilities a significant factor in attracting and retaining customers.


     Developing these systems has added a considerable indirect cost to the services provided to customers. Smaller and middle-tier competitors, in general, do not have the resources available to develop these customized systems. As a result, there is a significant amount of consolidation currently taking place in the industry. Management expects that this trend toward consolidation will continue for the short to medium term. Historically, growth through aggressive acquisition has proven to be a challenge for many of the Company's competitors and typically involves the purchase of significant "goodwill." As a result, the Company has pursued a strategy emphasizing organic growth supplemented by certain strategic acquisitions.

    The nature of the Company's world-wide operations necessitate the Company dealing with a multitude of currencies other than the US dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Many of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among these offices or agents. Foreign currency gains and losses recognized during the first quarter of 1995 and 1994 were immaterial.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal source of liquidity is cash generated from operations. At March 31, 1995, working capital was $71.5 million, including cash and short-term investments of $28.2 million. The Company had no long-term debt at March 31, 1995. The Company expects to spend approximately $8 million on property and facilities in 1995, which is expected to be financed with cash, short-term floating rate and/or long-term fixed-rate financing.

          The Company borrows foreign and domestically under unsecured bank lines of credit totaling $15 million. At March 31, 1995, the Company was directly liable for $.2 million drawn on these lines of credit and was contingently liable for approximately $3 million with respect to standby letters of credit. The Company also maintains a bank facility in the maximum amount of $ 7.8 million with a bank in the United Kingdom in support of duty and VAT deferrals. At March 31, 1995 the Company was contingently liable for $7.1 million in connection with this facility.

          Management believes that the Company's current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

          In some cases, the Company's ability to repatriate funds from foreign operations is subject to foreign exchange controls. In addition, certain undistributed earnings of the Company's subsidiaries accumulated through December 31, 1992 would, under most circumstances, be subject to some additional United States income tax if distributed to the Company. The Company has not provided for this additional tax because the Company intends to reinvest such earnings to fund the expansion of its foreign activities, or to distribute them in a manner in which no significant additional taxes would be incurred. At March 31, 1995, the total of such undistributed earnings was approximately $41.9 million.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 1 .LEGAL PROCEEDINGS

     The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management's opinion, will have a significant effect on the Company's financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)     Exhibits required by Item 601 of Regulation S-K.

          Exhibit
          Number       Description
          ------       -----------

           11.1        Statement re computation of per share earnings

  (b)     Reports on Form 8-K

          No reports on Form 8-K were filed in the quarter ended March 31, 1995.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.




May 5, 1995          /s/ PETER J. ROSE
                    ----------------------------------------------
                    Peter J. Rose, Chairman
                    and Chief Executive Officer
                    (Principal Executive Officer)




May 5, 1995         /s/ R. JORDAN GATES
                    ----------------------------------------------
                    R. Jordan Gates, Chief Financial Officer
                    and Treasurer
                    (Principal Financial and Accounting Officer)

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                          Form 10-Q Index and Exhibits

                                 March 31, 1995


Exhibit
Number    Description                                              Page Number
- -------   -----------                                              -----------
 11.1     Statement re computation of per share earnings.                 13

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES


     Exhibit 11.1   Statement re computation of per share earnings


   Net earnings per weighted average common share is computed using the weighted average number of common shares and common share equivalents outstanding during each period presented. Common share equivalents represent stock options. Fully diluted earnings per share do not differ materially from primary earnings per share.