Form 10-Q
period 1995-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 1995-08-11
CIK 746515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

                                 (206) 246-3711
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                              -----      -----

     At August 4, 1995, the number of shares outstanding of the issuer's Common Stock was 12,020,955.

                               Page 1 of 13 pages.

                      The Exhibit Index appears on page 12.

PART I.  FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements.
- ------------------------------

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)


                                                  June 30,                         December 31,
Assets                                             1995                                1994
- ------                                         -------------                       ------------
                                                (Unaudited)
Current assets:
  Cash and cash equivalents                          $18,860                             15,593
  Short-term investments                               1,292                              2,810
  Accounts receivable, net                           114,864                             96,984
  Due from Taiwan agent                                4,495                              5,117
  Deferred Federal and state taxes                     2,404                              2,781
  Other current assets                                 5,251                              2,421
                                                  ----------                          ---------
    Total current assets                             147,166                            125,706

Property and equipment, net                           26,733                             25,695
Other assets, net                                      6,579                              5,965
                                                   ---------                          ---------

                                                 $   180,478                            157,366
                                                    --------                            -------
                                                    --------                            -------

Liabilities and Shareholders' Equity
- ------------------------------------

Current liabilities:
  Short-term borrowings                                3,329                                234
  Accounts payable                                    57,145                             44,674
  Income taxes                                         2,559                              3,708
  Other current liabilities                            9,653                              7,615
                                                      ------                            -------
    Total current liabilities                         72,686                             56,231

Deferred Federal income taxes                             25                                 25

Shareholders' equity:
  Preferred stock, par value $.01 per share.
    Authorized 2,000,000 shares; none issued              --                                 --
  Common stock, par value $.01 per share.
    Authorized 40,000,000 shares; issued
    and outstanding 11,951,062 shares at
    June 30, 1995 and 11,934,843 at
    December 31, 1994                                    119                                119
  Additional paid-in capital                          12,726                             12,651
  Retained earnings                                   91,559                             84,971
  Equity adjustments from foreign currency
    translation                                        3,363                              3,369
                                                   ---------                          ---------
    Total shareholders' equity                       107,767                            101,110
                                                     -------                            -------

                                                  $  180,478                            157,366
                                                   ---------                            -------
                                                   ---------                            -------

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                        (In thousands, except share data)

                                   (Unaudited)



                                              Three Months Ended                  Six Months Ended
                                                    June 30,                           June 30,
                                              -------------------                -------------------
                                              1995           1994                1995           1994
                                              ----           ----                ----           ----
Revenues:
  Airfreight                             $  99,227         74,044             186,333        140,518
  Ocean freight                             29,521         21,455              54,112         40,023
  Customs brokerage and import services     12,772         10,566              23,953         18,612
                                           -------       --------             -------        -------

    Total revenues                         141,520        106,065             264,398        199,153

Operating expenses:
  Airfreight consolidation                  82,235         60,740             153,524        114,345
  Ocean freight consolidation               22,553         17,121              40,856         31,648
  Salaries and related costs                19,967         15,348              38,847         29,436
  Rent                                       1,474          1,302               3,167          2,458
  Other                                      8,935          6,546              16,806         12,658
                                          --------         ------            --------         ------

    Total operating expenses               135,164        101,057             253,200        190,545

    Operating income                         6,356          5,008              11,198          8,608

Other income, net                              410            250                 879            492
                                          --------      ---------           ---------       --------

    Earnings before income taxes             6,766          5,258              12,077          9,100

Income tax expense                           2,679          2,105               4,772          3,665
                                          --------          -----               -----          -----

  Net earnings                          $    4,087          3,153               7,305          5,435
                                          --------      ---------             -------       --------
                                          --------      ---------             -------       --------
  Net earnings per share                $      .33            .26                 .58            .45
                                          --------      ---------             -------       --------
                                          --------      ---------             -------       --------

Weighted average number of
  common shares                         12,554,600     12,218,056          12,501,500     12,208,772
                                        ----------     ----------          ----------     ----------
                                        ----------     ----------          ----------     ----------

                                        3

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                   (Unaudited)




                                                                  Three Months Ended                  Six Months Ended
                                                                      June 30,                             June 30,
                                                                  -------------------                -------------------
                                                                  1995           1994                1995           1994
                                                                  ----           ----                ----           ----
Operating Activities:
  Net earnings                                                 $ 4,087          3,153               7,305          5,435
Adjustments to reconcile net
    earnings to net cash provided
    by operating activities:
    Provision for losses on accounts receivable                     54            290                 243            589
    Deferred income tax expense (benefit)                          178           (587)                465         (1,012)
    Depreciation and amortization                                1,603          1,130               3,134          2,140
    Other                                                           75            108                 127            155
    Changes in operating assets and
      liabilities:
        Increase in accounts receivable                        (10,569)       (12,999)            (17,943)       (12,128)

        Increase (decrease) in amounts
          due from Taiwan agent                                 (2,081)           453                 622          2,451
        Increase in other current assets                        (1,558)        (1,294)             (2,743)          (945)
        (Decrease) increase in accounts payable and
          other current liabilities                                (66)         7,848              12,479         13,261
                                                            ----------     ----------         -----------     ----------
Net cash (used in) provided by operating
        activities                                              (8,277)        (1,898)              3,689          9,946
                                                            ----------    -----------         -----------    -----------

Investing Activities:
  Decrease in short-term investments                             1,383          2,623               1,518            471
  Purchase of property and equipment                            (2,225)        (2,007)             (3,887)        (3,247)
  Other                                                             51            (43)               (813)           (13)
                                                            ----------     ----------           ---------       --------
Net cash (used in) provided by investing activities               (791)           573              (3,182)        (2,789)

Financing Activities:
  Short-term borrowings, net                                     3,097             18               3,097         (4,131)
  Proceeds from issuance of common stock                           306            242                 415            846
  Repurchases of common stock                                     (299)          (268)               (415)          (846)
  Dividends paid                                                  (717)          (594)               (717)          (594)
                                                            ----------     ----------          ----------      ---------
Net cash provided by (used in) financing activities              2,387           (602)              2,380         (4,725)
                                                            ----------     ----------          ----------      ---------

Effect of exchange rate changes on cash                             26            160                 380            186
                                                            ----------     ----------          ----------      ---------
  (Decrease) increase in cash and
  cash equivalents                                              (6,655)        (1,767)              3,267          2,618
Cash and cash equivalents at beginning
  of period                                                     25,515         25,257              15,593         20,872
                                                            ----------     ----------          ----------      ---------

Cash and cash equivalents at
  end of period                                            $    18,860         23,490              18,860         23,490
                                                            ----------      ---------         -----------      ---------
                                                            ----------      ---------         -----------      ---------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Expeditors International of Washington, Inc. is engaged in the business of international freight forwarding and consolidation, for both air and ocean freight. The Company acts as a customs broker in all domestic offices, and in many of its overseas offices. The Company also provides additional services for its customers including value added distribution, purchase order management, vendor consolidation and other logistics solutions. The Company offers domestic forwarding services only in conjunction with international shipments. The Company does not compete for overnight courier or small parcel business. The Company does not own or operate aircraft or steamships.

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

RESULTS OF OPERATIONS

     The following table shows the consolidated net revenues (revenues less consolidation expenses) attributable to the Company's principal services and the Company's expenses for the three and six-month periods ended June 30, 1995 and 1994, expressed as percentages of net revenues. With respect to the Company's services other than consolidation, net revenues are identical to revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers' charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

     The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.


                                                     Three months ended June 30,                       Six months ended June 30,
                                                   1995                     1994                     1995                     1994
                                                  -----                    -----                    -----                    -----
                                                Percent                  Percent                  Percent                  Percent
                                                 of net                   of net                   of net                   of net
                                  Amount       revenues    Amount       revenues    Amount       revenues    Amount       revenues
                                 -------       --------    ------       --------   -------       --------    ------       --------
                                                          (Amounts in thousands)
Net Revenues:


Airfreight                      $ 16,992             46   $13,304        47       $ 32,809        47        $26,173        49
Ocean freight                      6,968             19     4,334        15         13,256        19          8,375        16
Customs brokerage and
  import services                 12,772             35    10,566        38         23,953        34         18,612        35
                                 -------           ---- ---------       ---      ---------      ----        -------       ---

Net revenues                      36,732            100    28,204       100         70,018       100         53,160       100
                                 -------           ----    ------       ---      ---------       ---       --------       ---


Operating expenses:

Salaries and
  related costs                   19,967             54    15,348        54         38,847        55         29,436        55
Rent                               1,474              4     1,302         5          3,167         5          2,458         5
Other                              8,935             24     6,546        23         16,806        24         12,658        24
                                --------           ----  --------       ---       --------       ---       --------      ----
  Total operating
    expenses                      30,376             82    23,196        82         58,820        84         44,552        84
                                --------           ----  --------       ---      ---------      ----        -------      ----

Operating income                   6,356             18     5,008        18         11,198        16          8,608        16
Other income, net                    410              1       250         1            879         1            492         1
                                --------          -----  --------       ---      ---------      ----      ---------       ---

Earnings before income
  taxes                            6,766             19     5,258        19         12,077        17          9,100        17
Income tax expense                 2,679              8     2,105         8          4,772         7          3,665         7
                                 -------           ----  --------      ----       --------       ---       --------      ----

  Net earnings                  $  4,087            11%  $  3,153       11%       $  7,305       10%       $  5,435       10%
                                 -------         ------  --------      ----       --------     -----         ------   -------
                                 -------         ------  --------      ----       --------     -----         ------   -------




          Airfreight revenues and airfreight consolidation expenses increased during the three and six-month periods ended June 30, 1995, compared to the same period in 1994 primarily due to (1) increased airfreight tonnage handled from certain of the Company's Far East markets to the United States and Europe, and
(2) increased export airfreight shipments from the United States and Europe.
Net airfreight revenues increased 28% and 25% for the three and six-month periods ended June 30, 1995 as compared with the same periods for 1994.

     Ocean freight revenues and ocean freight consolidation expenses increased during the three and six-month periods ended June 30, 1995, compared to the same periods in 1994 primarily due to increased volumes of ocean freight handled by the Company's offices in the United States, Europe and the Far East. Ocean freight net revenue for the three and six-month periods ended June 30, 1995 increased 61% and 58% respectively, compared with the same period in 1994. The primary reasons for the increase in net revenue were (1) current year impact of favorable steamship contracts which increased the Company's per shipment profit margins, (2) increased focus on sales efforts, and (3) increased volumes which allowed the Company to attract more business by offering lower ocean freight rates to existing and potential customers.

     Customs brokerage and import services increased 21% and 29% during the three and six-month periods ended June 30, 1995, compared to the same periods in 1994 as a result of more effective sales efforts complimented by the Company's expanding systems capabilities and reputation for providing high quality services.

     Salaries and related costs increased during the three and six-month periods ended June 30, 1995, compared to the same periods in 1994 as a result of (1) increased compensation levels and (2) the Company's hiring of additional sales, operations, and administrative personnel in new and existing offices. Salaries and related costs have, however, remained virtually constant as a percentage of net revenue - a measure management believes is significant in assessing the effectiveness of corporate cost containment objectives.

     The relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the
Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the growth in revenues, net revenue and net income for the three and six-month periods ended June 30, 1995 are a direct result of the incentives inherent in the Company's compensation program.

     Other operating expenses increased in total, but remained essentially stable as a percentage of net revenues, during the three and six-month periods ended June 30, 1995, compared to the same periods in 1994 as costs of the Company's expanded operations and newly opened offices increased in proportion to the Company's increased volume of business.

     Other income, net, for both the three and six-month periods ended June 30, 1995 increased in total primarily as a result of higher interest rates earned on cash balances available for overnight and short term investments.

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

     Historically, the primary competitive factors in the freight forwarding industry have been price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. The Company emphasizes quality service and believes that its prices are competitive with those of others in the industry. Recently customers have exhibited a trend towards the more sophisticated and efficient procedures for the management of the logistics supply chain by embracing strategies such as just in time inventory management. This trend has made having sophisticated computerized customer service capabilities and a stable worldwide network significant factors in attracting and retaining customers.

     Developing these systems and a worldwide network has added a considerable indirect cost to the services provided to customers. Smaller and middle-tier competitors, in general, do not have the resources available to develop customized systems and worldwide network. As a result, there is a significant amount of consolidation currently taking place in the industry. Management expects that this trend toward consolidation will continue for the short to medium term. Historically, growth through aggressive acquisition has proven to be a challenge for many of the Company's competitors and typically involves the purchase of significant "goodwill" the value of which can be realized in large measure only by retaining the customers and profit margins of the acquired business. As a result, the Company has pursued a strategy emphasizing organic growth supplemented by certain strategic acquisitions.

     The nature of the Company's world-wide operations necessitate the Company dealing with a multitude of currencies other than the US dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Many of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among these offices or agents. Foreign currency gains and losses recognized during the three and six-month periods of 1995 and 1994 were immaterial.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of liquidity is cash generated from operations. At June 30, 1995, working capital was $73.8 million, including cash and short-term investments of $20.2 million. The Company had no long-term debt at June 30, 1995. The Company expects to spend approximately $8 million on property and facilities in 1995, which is expected to be financed with cash, short-term floating rate and/or long-term fixed-rate financing.

     The Company borrows foreign and domestically under unsecured bank lines of credit totaling $15 million. At June 30, 1995, the Company was directly liable for $3.3 million drawn on these lines of credit and was contingently liable for approximately $4.5 million with respect to standby letters of credit. The Company also maintains a bank facility in the maximum amount of $8.3 million with a bank in the United Kingdom in support of duty and VAT deferrals. At June 30, 1995 the Company was contingently liable for $8.1 million in connection with this facility.

     Management believes that the Company's current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

     In some cases, the Company's ability to repatriate funds from foreign operations is subject to foreign exchange controls. In addition, certain undistributed earnings of the Company's subsidiaries accumulated through December 31, 1992 would, under most circumstances, be subject to some additional United States income tax if distributed to the Company. The Company has not provided for this additional tax because the Company intends to reinvest such earnings to fund the expansion of its foreign activities, or to distribute them in a manner in which no significant additional taxes would be incurred. At June 30, 1995, the total of such undistributed earnings was approximately $41.9 million.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management's opinion, will have a significant effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)  The annual meeting of the Shareholders was held on May 17, 1995.

  (b) The following directors were elected to the Board of Directors to serve a term of one year or until their successors are elected and qualified:



                                          For             Withheld
                                         -----            --------
          P.J. Rose                 10,643,128            53,996
          K.M. Walsh                10,643,128            53,996
          J.L.K. Wang               10,643,174            53,950
          J.J. Casey                10,678,674            18,450
          D.P. Kourkoumelis         10,678,474            18,650
          J.W. Meisenbach           10,311,042            386,082

  (c)  Not applicable.

  (d)  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits required by Item 601 of Regulation S-K.

          Exhibit
          Number       Description
          ------       -----------

           11.1        Statement re computation of per share earnings

  (b)     Reports on Form 8-K

     No reports on Form 8-K were filed in the quarter ended June 30, 1995.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.




August 7, 1995    /s/ PETER J. ROSE
                 ---------------------------------------------
                 Peter J. Rose, Chairman
                 and Chief Executive Officer
                 (Principal Executive Officer)




August 4, 1995    /s/ R. JORDAN GATES
                 ---------------------------------------------
                 R. Jordan Gates, Chief Financial Officer
                 and Treasurer
                 (Principal Financial and Accounting Officer)

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                          Form 10-Q Index and Exhibits

                                  June 30, 1995


Exhibit
Number    Description                                              Page Number
- ------    -----------                                              -----------

 11.1     Statement re computation of per share earnings.               13

 27       Financial Data Schedule