Form 10-Q
period 1995-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 1995-11-14
CIK 746515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________ to _______________



Commission File Number: 0-13468

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
             (Exact name of registrant as specified in its charter)

       Washington                                     91-1069248
(State or other jurisdiction of          (IRS Employer Identification Number)
  incorporation or organization)

19119 - 16th Avenue South, Seattle, Washington            98188
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

     At October 31, 1995, the number of shares outstanding of the issuer's Common Stock was 12,013,471.


                              Page 1 of _13_ pages.

                     The Exhibit Index appears on page _12_.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

          EXPEDITORS INTERNATIONAL OF WASHINGTON, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                          September 30,  December 31,
ASSETS                                        1995          1994
                                          -------------  ------------
                                           (Unaudited)
Current assets:
  Cash and cash equivalents               $      24,527        15,593
  Short-term investments                          2,514         2,810
  Accounts receivable, net                      144,994        96,984
  Due from Taiwan agent                           6,361         5,117
  Deferred Federal and state taxes                3,181         2,781
  Other current assets                            5,413         2,421
                                                -------       -------
    Total current assets                        186,990       125,706

Property and equipment, net                      27,312        25,695
Other assets, net                                 6,762         5,965
                                                -------       -------
                                          $     221,064       157,366
                                                -------       -------
                                                -------       -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                          13,836           234
  Accounts payable                               80,536        44,674
  Income taxes                                    2,727         3,708
  Other current liabilities                      11,030         7,615
                                                -------       -------
    Total current liabilities                   108,129        56,231

Deferred Federal income taxes                        25            25
Shareholders' equity:
  Preferred stock, par value $.01
    per share.
    Authorized 2,000,000 shares;
      none issued                                    --            --
  Common stock, par value $.01 per share.
    Authorized 40,000,000 shares;
      issued and outstanding 12,041,205
      shares at September 30, 1995 and
      11,934,843 at December 31, 1994                120           119
   Additional paid-in capital                     12,941        12,651
   Retained earnings                              96,574        84,971
   Equity adjustments from foreign
     currency translation                          3,275         3,369
                                                 -------       -------
     Total shareholders' equity                  112,910       101,110
                                                 -------       -------
                                          $      221,064       157,366
                                                 -------       -------
                                                 -------       -------

          EXPEDITORS INTERNATIONAL OF WASHINGTON, INC. AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                        (In thousands, except share data)

                                   (Unaudited)

                                               Three Months Ended              Nine Months Ended
                                                  September 30,                  September 30,
                                           ---------------------------    --------------------------
                                                   1995           1994           1995           1994
                                                   ----           ----           ----           ----
Revenues:
  Airfreight                               $    108,010         85,752        294,343        226,270
  Ocean freight and ocean services               38,045         26,569         92,157         66,592
  Customs brokerage and import services          13,113         11,525         37,066         30,137
                                             ----------     ----------     ----------     ----------
    Total revenues                              159,168        123,846        423,566        322,999

Operating expenses:
  Airfreight consolidation                       88,518         70,647        242,042        184,992
  Ocean freight consolidation                    29,378         21,166         70,234         52,814
  Salaries and related costs                     22,362         17,112         61,209         46,548
  Rent                                            1,792          1,501          4,959          3,959
  Other                                           9,357          7,190         26,163         19,848
                                             ----------     ----------     ----------     ----------
    Total operating expenses                    151,407        117,616        404,607        308,161

    Operating income                              7,761          6,230         18,959         14,838

Other income, net                                   327            305          1,206            797
                                             ----------     ----------     ----------     ----------
    Earnings before income taxes                  8,088          6,535         20,165         15,635

Income tax expense                                3,073          2,633          7,845          6,298
                                             ----------     ----------     ----------     ----------
  Net earnings                             $      5,015          3,902         12,320          9,337
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------
  Net earnings per share                   $        .40            .32            .98            .76
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------
Weighted average number of
  common shares                              12,626,489     12,306,527     12,543,145     12,241,532
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

          EXPEDITORS INTERNATIONAL OF WASHINGTON, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                   (Unaudited)

                                               Three Months Ended              Nine Months Ended
                                                  September 30,                   September 30,
                                             ------------------------        ----------------------
                                                  1995           1994            1995          1994
                                                  ----           ----            ----          ----
Operating Activities:
  Net earnings                               $   5,015          3,902         12,320          9,337

Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
    Provision for losses on accounts
      receivable                                    83            273            326            862
    Deferred income tax benefit                   (560)          (848)           (95)        (1,860)
    Depreciation and amortization                1,686          1,318          4,820          3,458
    Other                                           80              1            207            156
    Changes in operating assets and
      liabilities:
        Increase in accounts receivable        (31,216)       (16,678)       (49,159)       (28,806)
        (Increase) decrease in amounts
          due from Taiwan agent                 (1,866)        (2,148)        (1,244)           303
        Increase in other current assets          (132)          (422)        (2,875)        (1,367)
        Increase in accounts payable and
          other current liabilities             25,662          7,815         38,141         21,077
                                               -------        -------        -------        -------
Net cash (used in) provided by operating
  activities                                    (1,248)        (6,787)         2,441          3,160
                                               -------        -------        -------        -------
Investing Activities:
  (Increase) Decrease in short-term
    investments                                 (1,239)        (3,398)           279         (2,927)
Purchase of property and equipment              (2,595)        (2,722)        (6,482)        (5,969)
  Other                                            467            (34)          (346)           (47)
                                               -------        -------        -------        -------
Net cash used in investing activities           (3,367)        (6,154)        (6,549)        (8,943)

Financing Activities:
  Short-term borrowings, net                    10,551          2,286         13,648         (1,845)
  Proceeds from issuance of common stock         1,402          1,300         (1,775)         2,146
  Repurchases of common stock                   (1,360)        (2,287)        (1,817)        (2,133)
  Dividends paid                                    --             --           (717)          (594)
                                               -------        -------        -------        -------
Net cash provided by (used in)
  financing activities                          10,593          2,299         12,973         (2,426)
                                               -------        -------        -------        -------
Effect of exchange rate changes on cash           (311)           342             69            527
                                               -------        -------        -------        -------
Increase (decrease) in cash and
  cash equivalents                               5,667        (10,300)         8,934         (7,682)
Cash and cash equivalents at beginning
  of period                                     18,860         23,490         15,593         20,872
                                               -------        -------        -------        -------
Cash and cash equivalents at
  end of period                              $  24,527         13,190         24,527         13,190
                                               -------        -------        -------        -------
                                               -------        -------        -------        -------

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

RESULTS OF OPERATIONS

     The following table shows the consolidated net revenues (revenues less consolidation expenses) attributable to the Company's principal services and the Company's expenses for the three and nine-month periods ended September 30, 1995 and 1994, expressed as percentages of net revenues. With respect to the Company's services other than consolidation, net revenues are identical to revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers' charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

     The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.

                                          Three months ended September 30,                   Nine months ended September 30,
                                             1995                     1994                      1995                    1994
                                           ------                   ------                    ------                  ------
                                          Percent                  Percent                   Percent                 Percent
                                           of net                   of net                    of net                  of net
                                Amount   revenues         Amount  revenues          Amount  revenues      Amount    revenues
                                ------   --------         ------  --------          ------  --------      ------    --------
                                                       (Amounts in thousands)
Net Revenues:

Airfreight                    $ 19,492         47       $ 15,105        47       $  52,301        47    $ 41,278          49
Ocean freight and
  ocean services                 8,667         21          5,403        17          21,923        20      13,778          16
Customs brokerage and
  import services               13,113         32         11,525        36          37,066        33      30,137          35
                                ------        ---         ------       ---         -------       ---      ------         ---
Net revenues                    41,272        100         32,033       100         111,290       100      85,193         100
                                ------        ---         ------       ---         -------       ---      ------         ---
Operating expenses:

Salaries and
  related costs                 22,362         54         17,112        53          61,209        55      46,548          55
Rent                             1,792          4          1,501         5           4,959         4       3,959           5
Other                            9,357         23          7,190        23          26,163        24      19,848          23
                                ------        ---         ------       ---         -------       ---      ------         ---
  Total operating
    expenses                    33,511         81         25,803        81          92,331        83      70,355          83
                                ------        ---         ------       ---         -------       ---      ------         ---
Operating income                 7,761         19          6,230        19          18,959        17      14,838          17
Other income, net                  327          1            305         1           1,206         1         797           1
                                ------        ---         ------       ---         -------       ---      ------         ---
Earnings before income
  taxes                          8,088         20          6,535        20          20,165        18      15,635          18
Income tax expense               3,073          7          2,633         8           7,845         7       6,298           7
                                ------        ---         ------       ---         -------       ---      ------         ---
  Net earnings                $  5,015         13%      $  3,902        12%      $  12,320        11%   $  9,337          11%
                                ------        ---         ------       ---         -------       ---      ------         ---
                                ------        ---         ------       ---         -------       ---      ------         ---

     Airfreight revenues and airfreight consolidation expenses increased during the three and nine-month periods ended September 30, 1995, compared to the same period in 1994 primarily due to (1) increased airfreight tonnage handled from certain of the Company's Far East markets to the United States and Europe, and
(2) increased export airfreight shipments from the United States and Europe. Net airfreight revenues increased 29% and 27% for the three and nine-month periods ended September 30, 1995 as compared with the same periods for 1994.

     Ocean freight revenues and ocean freight consolidation expenses increased during the three and nine-month periods ended September 30, 1995, compared to the same periods in 1994 primarily due to increased volumes of ocean freight handled by the Company's offices in the United States, Europe and the Far East. Ocean freight net revenue for the three and nine-month periods ended September 30, 1995 increased 60% and 59% respectively, compared with the same period in 1994. The primary reasons for the increase in net revenue were (1) current year impact of favorable steamship contracts which increased the Company's per shipment profit margins, (2) increased focus on sales efforts, and (3) increased volumes which allowed the Company to attract more business by offering lower ocean freight rates to existing and potential customers.

     Customs brokerage and import services increased 14% and 23% during the three and nine-month periods ended September 30, 1995, compared to the same periods in 1994 as a result of effective sales efforts complimented by the Company's expanding systems capabilities and reputation for providing high quality services.

     Salaries and related costs increased during the three and nine-month periods ended September 30, 1995, compared to the same periods in 1994 as a result of (1) increased compensation levels and (2) the Company's hiring of additional sales, operations, and administrative personnel in new and existing offices. Salaries and related costs increased by 1% of net revenue for the three months ended September 30, 1995 and remained virtually constant as a percentage of net revenue for the nine months which ended on this same date. This is a measurement that management believes is significant in assessing the effectiveness of corporate cost containment objectives.

     The relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the
Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the growth in revenues, net revenue and net income for the three and nine-month periods ended September 30, 1995 are a direct result of the incentives inherent in the Company's compensation program.

     Rent and other operating expenses increased in total, but remained essentially stable as a percentage of net revenues during the three- and nine-month periods ended September 30, 1995, compared to the same periods in 1994 as costs of the Company's expanded operations and newly opened offices increased in proportion to the Company's increased volume of business.

     Other income, net, for both the three and nine-month periods ended September 30, 1995 increased in total primarily as a result of higher interest rates earned on cash balances available for overnight and short term investments.

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

     The nature of the Company's world-wide operations necessitate the Company dealing with a multitude of currencies other than the US dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Many of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among these offices or agents. Foreign currency gains and losses recognized during the three and nine-month periods of 1995 and 1994 were immaterial.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of liquidity is cash generated from operations. At September 30, 1995, working capital was $78.9 million, including cash and short-term investments of $27 million. The Company had no long-term debt at September 30, 1995. The Company expects to spend approximately $8 million on property and facilities in 1995, which is expected to be financed with cash, short-term floating rate and/or long-term fixed-rate financing.

     The Company borrows foreign and domestically under unsecured bank lines of credit totaling $15 million. At September 30, 1995, the Company was directly liable for $13.8 million drawn on these lines of credit and was contingently liable for approximately $4.5 million with respect to standby letters of credit. The Company also maintains a bank facility in the maximum amount of $7.8 million with a bank in the United Kingdom in support of duty and VAT deferrals. At September 30, 1995 the Company was contingently liable for $7.4 million in connection with this facility.

     Management believes that the Company's current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

     In some cases, the Company's ability to repatriate funds from foreign operations is subject to foreign exchange controls. In addition, certain undistributed earnings of the Company's subsidiaries accumulated through December 31, 1992 would, under most circumstances, be subject to some additional United States income tax if distributed to the Company. The Company has not provided for this additional tax because the Company intends to reinvest such earnings to fund the expansion of its foreign activities, or to distribute them in a manner in which no significant additional taxes would be incurred. At September 30, 1995, the total of such undistributed earnings was approximately $42 million.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)     Exhibits required by Item 601 of Regulation S-K.

          Exhibit
          Number       Description
          ------       -----------
           11.1        Statement re computation of per share earnings

  (b)     Reports on Form 8-K

     No reports on Form 8-K were filed in the quarter ended September 30, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.




November 10, 1995         /s/ PETER J. ROSE
                         ---------------------------
                         Peter J. Rose, Chairman
                         and Chief Executive Officer
                         (Principal Executive Officer)




November 10, 1995         /s/ R. JORDAN GATES
                         ---------------------------
                         R. Jordan Gates, Chief Financial Officer
                         and Treasurer
                         (Principal Financial and Accounting Officer)

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                          Form 10-Q Index and Exhibits

                               September 30, 1995


Exhibit
Number    Description                                              Page Number
------    -----------                                              -----------
 11.1     Statement re-computation of per share earnings.                13