Form 10-K
period 1995-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 1996-04-01
CIK 746515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _______________

Commission File Number: 0-13468

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
             (Exact name of registrant as specified in its charter)

           Washington                                         91-1069248
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

19119 - 16th Avenue South, Seattle, Washington                    98188
  (Address of principal executive offices)                      (Zip Code)

                                 (206) 246-3711
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock,
                                                                  par value
                                                                $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes /X/   No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     At March 11, 1996, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $ 306,722,894.

     At March 11, 1996, the number of shares outstanding of registrant's Common Stock was 12,038,687.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Registrant's 1996 Annual Meeting of Shareholders to be held on May 8, 1996 are incorporated by reference into Part III of this Form 10-K. Portions of the Annual Report to Shareholders for the year ended December 31, 1995 are incorporated by reference into Part I, Part II and Part IV of this Form 10-K.

                               Page 1 of 52 pages.

                      The Exhibit Index appears on page 22.

                                     PART I

ITEM 1 - BUSINESS

     Expeditors International of Washington, Inc. (the "Company") is engaged in the business of providing global logistics services. The Company offers its customers a seamless international network supporting the movement and strategic positioning of goods. The Company's services include the consolidation or forwarding of air and ocean freight. In each U.S. office, and in many overseas offices, the Company acts as a customs broker. The Company also provides additional services including distribution management, vendor consolidation, cargo insurance, purchase order management and customized logistics information. The Company does not compete for domestic freight, overnight courier or small parcel business and does not own aircraft or steamships.

     The Company, including its majority owned subsidiaries, operates full service offices (-) in the major cities identified below. Full service offices have also been established in locations where the Company maintains unilateral control over assets and operations and where the existence of the parent subsidiary relationship is maintained by means other than record ownership of voting stock (#). See Notes 1(a) and 1(j) to the Consolidated Financial Statements for discussion of reclassification of the Taiwan exclusive agency and consolidation as a result of unilateral control over assets and operations. In other cities, the Company contracts with independent agents to provide required services and has established over 120 such entities world-wide. Agent locations where Company employees perform sales and customer service functions are identified below as international service centers (*). In each case, the opening date for the full service office or international service center is set forth in parenthesis.



NORTH AMERICA                                    SOUTH AMERICA              FAR EAST
- -------------                                    -------------              --------
UNITED STATES             CANADA                 BRAZIL                     CHINA
- - Seattle (5/79)          - Toronto (5/84)       - Sao Paulo (9/95)         - Beijing (7/94)
- - Chicago (7/81)          - Vancouver (9/95)     - Rio de Janeiro (9/95)    - Guangzhou (4/94)
- - San Francisco (7/81)                           - Campinas (9/95)          - Dalian (7/94)
- - New York (11/81)        MEXICO                                            - Shanghai (7/94)
- - Los Angeles (5/82)      - Mexico City (6/95)   CHILE                      - Shenzen (7/94)
- - Atlanta (8/83)                                 - Santiago (2/95)          - Quingdao (7/94)
- - Boston (11/85)                                                            - Tianjin (7/94)
- - Miami (3/86)                                                              - Xi'an (7/94)
- - Minneapolis (7/86)                                                        - Xiamen (7/94)
- - Denver (2/88)
- - Detroit (7/88)                                                            HONG KONG (9/81)
- - Portland (7/88)
- - Cincinnati (8/89)                                                         INDONESIA
- - Cleveland (7/90)                                                          # Jakarta (12/90)
- - Phoenix (7/91)                                                            # Surabaya (2/92)
- - Louisville (10/91)
- - St. Louis (4/92)                                                          JAPAN
- - Houston (4/92)                                                            * Tokyo (3/91)
- - Baltimore (4/92)
- - Dallas (5/92)                                                             MALAYSIA
- - Columbus (6/92)                                                           - Penang (11/87)
- - Charlotte (7/92)                                                          - Kuala Lumpur (6/90)
- - Newark (9/94)
- - Philadelphia (3/95)                                                       SINGAPORE (9/81)
- - Charleston (6/95)
- - Memphis (8/95)                                                            TAIWAN
- - Salt Lake City (11/95)                                                    # Taipei (9/81)
                                                                            # Kaohsiung (9/81)
PUERTO RICO                                                                 # Taichung (9/81)
- - San Juan (5/95)
                                                                            THAILAND
                                                                            - Bangkok (9/94)


EUROPE                  AUSTRALASIA             NEAR/MIDDLE EAST        AFRICA
- ------                  -----------             ----------------        ------
AUSTRIA                 AUSTRALIA               BANGLADESH              EGYPT
- - Salzburg (11/95)      - Sydney (8/88)         * Dacca (6/89)          - Cairo (2/95)
- - Vienna (11/95)        - Melbourne (8/88)      * Chittagong (8/93)     - Alexandria (2/95)
                        - Brisbane (10/93)
BELGIUM                 - Perth (12/94)         INDIA                   SOUTH AFRICA
- - Brussels (7/90)                               * New Delhi (1/94)      - Johannesburg (3/94)
- - Antwerp (4/91)        NEW ZEALAND                                     - Durban (3/94)
                        - Auckland (8/88)       KUWAIT
FINLAND                                         # Kuwait City (12/91)
- - Helsinki (4/94)
                                                LEBANON
GERMANY                                         * Beirut (4/93)
- - Frankfurt (4/92)
- - Munich (4/92)                                 SAUDI ARABIA
- - Dusseldorf (4/92)                             # Riyadh (7/92)
- - Stuttgart (4/92)                              # Jeddah (7/92)
- - Hamburg (1/93)
                                                SRI LANKA
GREECE                                          # Colombo (3/93)
* Athens (1/91)
                                                TURKEY
ITALY                                           * Istanbul (5/91)
- - Milan (4/93)
- - Verona (4/93)                                 U.A.E.
                                                * Dubai (10/92)
NETHERLANDS                                     * Abu Dhabi (1/94)
- - Amsterdam (6/94)
- - Rotterdam (3/95)

PORTUGAL
- - Lisbon (10/91)
- - Oporto (10/91)

SPAIN
- - Barcelona (1/94)
- - Madrid (1/94)

SWEDEN
- - Stockholm (1/94)
- - Goteborg (1/94)

UNITED KINGDOM
- - London (4/86)
- - Manchester (11/88)
- - Birmingham (3/90)
- - Glasgow (4/92)
- - Bedford (6/94)


     The Company was incorporated in the State of Washington in May 1979. Its executive offices are located at 19119 - 16th Avenue South, Seattle, Washington, and its telephone number is (206) 246-3711.

     For information concerning the amount of revenues, operating income, identifiable assets, capital expenditures and depreciation and amortization attributable to the geographic areas in which the Company conducts its business, see Note 7 to the Consolidated Financial Statements.

     Beginning in 1981, the Company's primary business focus was on airfreight shipments from the Far East to the United States and related customs brokerage and import services. In the mid-1980's, the Company began to expand its service capabilities in export airfreight, ocean freight and distribution services. Today the Company offers a complete range of global logistics services to a diversified group of customers, both in terms of industry specialization and geographic location. As opportunities for profitable growth arise, the Company plans to create new offices. While the Company has historically expanded through organic growth, the Company has also been open to growth through acquisition of, or establishing joint ventures with, existing agents or others within the industry.

                              Airfreight Services

      Airfreight services accounted for approximately 47, 48, and 54 percent of the Company's 1995, 1994, and 1993 consolidated revenues net of freight consolidation expenses ("net revenues"), respectively. When performing airfreight services, the Company typically acts either as a freight consolidator or as an agent for the airline which carries the shipment. When acting as a freight consolidator, the Company purchases cargo space from airlines on a volume basis and resells that space to its customers at lower rates than the customers could obtain directly from airlines. When moving shipments between points where the volume of business does not facilitate consolidation, the Company receives and forwards individual shipments as the agent of the airline which carries the shipment. Whether acting as an agent or consolidator, the Company offers its customers knowledge of optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with space availability in periods of peak demand.

     In its airfreight forwarding operations, the Company procures shipments from its customers, determines the routing, consolidates shipments bound for a particular airport distribution point, and selects the airline for transportation to the distribution point. At the distribution point, the Company or its agent arranges for the consolidated lot to be broken down into its component shipments and for the transportation of the individual shipments to their final destinations.

     The Company estimates its average airfreight consolidation weighs approximately 3,500 to 4,500 pounds and includes merchandise from several shippers. Because shipment by air is relatively expensive compared with ocean transportation, air shipments are generally characterized by a high value-to-weight ratio, the need for rapid delivery, or both.

     The Company typically delivers shipments from a Company warehouse at the origin to the airline after consolidating the freight into containers or onto pallets. Shipments normally arrive at the destination distribution point within forty-eight hours after such delivery. During peak shipment periods, cargo space available from the scheduled air carriers can be limited and backlogs of freight shipments may occur. When these conditions exist, the Company will, on occasion, charter aircraft to meet customer demand.

     The Company consolidates individual shipments based on weight and volume characteristics in cost-effective combinations. Typically, as the weight or volume of a shipment increases, the cost per pound/kilo or cubic inch/centimeter charged by the Company decreases. The rate charged by airlines to forwarders and others also generally decrease as the weight or volume of the shipment increases. As a result, by aggregating shipments and presenting them to an airline as a single shipment, the Company is able to obtain a lower rate per pound/kilo or cubic inch/centimeter than that which it charges to its customers for the individual shipment, while generally offering the customer a lower rate than could be obtained from the airline for an unconsolidated shipment.

     The Company's net airfreight forwarding revenues from a consolidated shipment includes the differential between the rate charged to the Company by an airline and the rate which the Company charges to its customers, commissions paid to the Company by the airline carrying the freight and fees for ancillary services. Such ancillary services provided by the Company include preparation of shipping and customs documentation, packing, crating and insurance services, negotiation of letters of credit, and preparation of documentation to comply with local export laws. When the Company acts as an agent for an airline handling an unconsolidated shipment, its net revenues are primarily derived from commissions paid by the airline and fees for ancillary services paid by the customer.

     The Company does not own aircraft and does not plan to do so.
Management believes that the ownership of aircraft would subject the Company to undue business risks, including large capital outlays, increased fixed operating expenses, problems of fully utilizing aircraft and competition with airlines. Because the Company relies on commercial airlines to transport its shipments, changes in carrier policies and practices such as pricing, payment terms, scheduling, and frequency of service may affect its business.

     The Company also performs breakbulk services which involve receiving and breaking down consolidated airfreight lots and arranging for distribution of the individual shipments. Breakbulk service revenues also include commissions from non-exclusive agents for airfreight shipments.

                     Customs Brokerage and Import Services

     Customs brokerage and import services accounted for approximately 33, 35, and 29 percent of the Company's 1995, 1994, and 1993 consolidated net revenues, respectively. As a customs broker, the Company assists importers to clear shipments through customs by preparing required documentation, calculating and providing for payment of duties on behalf of the importer, arranging for any required inspections by governmental agencies, and arranging for delivery. The Company also provides other services at destination including temporary warehousing, inland transportation, inventory manipulation and management, cargo insurance and product distribution.

     The Company provides customs clearance services in connection with many of the shipments it handles as a freight forwarder. However, substantial customs brokerage revenues are derived from customers that elect to use a
competing forwarder.   Conversely, shipments handled by the Company as a
forwarder may be processed by another customs broker selected by the customer.

     There is currently a noticeable trend, prompted by customer demand, to quote rates on a door-to-door basis. Management foresees the potential, in the medium to long-term, for fees normally associated with customs clearance to be de-emphasized and included as a component of other services offered by the Company.

                            Ocean Freight Services

     Ocean freight services accounted for approximately 20, 17, and 17 percent of the Company's 1995, 1994, and 1993 consolidated net revenues, respectively. The Company's revenues as an ocean freight forwarder are derived from commissions paid by the carrier and revenues from fees charged to customers for ancillary services which the Company may provide, such as preparing documentation, procuring insurance, arranging for packing and crating services, and providing consultation. The Company operates Expeditors International Ocean ("EIO"), a Non-Vessel Operating Common Carrier ("NVOCC") specializing in ocean freight consolidation from the Far East to
the United States.   EIO also provides service, on a smaller scale, to and
from any location where the Company has an office or agent. As an NVOCC, EIO contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate. EIO solicits less than container load ("LCL") freight to fill the containers and charges lower rates than those available directly from shipping lines. EIO also handles full container loads for customers that do not have annual shipping volumes sufficient to negotiate comparable contracts directly with the ocean carriers. The Company does not own vessels and generally does not physically handle the cargo.

      Expeditors Cargo Management Systems ("ECMS") supplies a sophisticated ocean consolidation service. The Company owns and maintains software that allows it to sell ECMS to large volume customers that have signed their own service contracts with the ocean carriers. As an ocean consolidator, ECMS may obtain LCL freight from several vendors and consolidate this cargo into full containers. The Company's revenues as an ocean consolidator are derived from handling LCL cargo at origin and from the fees paid by customers for access to data captured during the consolidation process.

                             Marketing and Customers

     The Company provides flexible service and seeks to understand the needs of the customers from point of origin to ultimate destinations. Although the domestic importer usually designates the logistics company and the services that will be required, the foreign shipper may also participate in this selection process. Therefore, the Company coordinates its marketing program to reach both domestic importers and their overseas suppliers.

     The Company's marketing efforts are focused primarily on the traffic, shipping and purchasing departments of existing and potential customers. The district manager of each office is responsible for marketing, sales coordination, and implementation in the area in which he or she is located. All employees are responsible for customer service and relations.

     The Company staffs its offices largely with managers and other key personnel who are citizens of the nations in which they operate and who have extensive experience in global logistics. Marketing and customer service staffs are responsible for marketing the Company's services directly to local shippers and traffic managers who may select or influence the selection of the logistics vendor and for ensuring that customers receive timely and efficient service. The Company believes that its expertise in supplying solutions customized to the needs of its customers, its emphasis on coordinating its origin and destination customer service and marketing activities, and the incentives it gives to its managers have been important elements of its success.

     The goods handled by the Company are generally a function of the products which dominate international trade between any particular origin and destination. Shipments of computer components, other electronic equipment, housewares, sporting goods, machine parts, and toys comprise a significant percentage of the Company's business. Typical import customers include computer retailers and distributors of consumer electronics, department store chains, clothing and shoe wholesalers, manufacturers and catalogue stores. Historically, no single customer has accounted for five percent or more of the Company's revenues.

COMPETITION

     The global logistics services industry is intensively competitive and is expected to remain so for the foreseeable future. There are a large number of companies competing in one or more segments of the industry, but the number of firms with a global network that offer a full complement of logistics services is more limited. Depending on the location of the shipper and the importer, the Company must compete against both the niche players and larger entities. While there is currently a marked trend within the industry toward consolidation of the niche players into the larger firms striving for immediate multinational and multi-service networks, the regional and local
competitors maintain a strong market presence.   The U.S. publicly traded
entities most similar to the Company are Air Express International Corporation, The Harper Group, Inc. and Fritz Companies, Inc.

     Historically, the primary competitive factors in the global logistics services industry have been price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations.

      The Company emphasizes quality service and believes that its prices are competitive with the prices of others in the industry. Recently, larger customers have exhibited a trend toward the more sophisticated and efficient procedures for the management of the logistics supply chain by embracing strategies such as just-in-time inventory management. This trend has made computerized customer service capabilities a significant factor in attracting and retaining customers. These computerized customer service capabilities include customized Electronic Data Interchange, or EDI, and on-line freight tracing and tracking applications. The customized EDI applications allow the transfer of key information between the customers' systems and the Company's systems. Freight tracing and tracking applications allows customers to know the location, transit time and estimated delivery time of inventory in transit.

     Management believes that the ability to develop and deliver innovative solutions to meet customers' increasingly sophisticated information requirements is a critical factor in the ongoing success of the Company. Accordingly, the Company has devoted a significant amount of resources towards the maintenance and enhancement of systems that will meet these customer demands. Management believes that the Company's existing systems are competitive with the systems currently in use by other logistics services companies with whom it competes.

     Developing these systems has added a considerable indirect cost to the services provided to customers. Small and middle-tier competitors, in general, do not have the resources available to develop these customized systems. As a result, there is a significant amount of consolidation currently taking place in the industry. Management expects that this trend toward consolidation will continue for the short to medium term. Historically, growth through aggressive acquisition has proven to be a challenge for many of the Company's competitors and typically involves the purchase of significant "goodwill." As a result, the Company has pursued a strategy emphasizing organic growth supplemented by certain strategic acquisitions.

     The Company's ability to attract, retain, and motivate highly qualified personnel with experience in global logistics services is an essential, if not the most important, element of its ability to compete in the industry. To this end, the Company has adopted incentive compensation programs which make percentages of branch revenues or profits available to managers for distribution among key personnel. The Company believes that these incentive compensation programs, combined with its experienced personnel and its ability to coordinate global marketing efforts, provide it with a distinct competitive advantage and accounts for historical growth that competitors have matched only through acquisition.

                         Currency and Other Risk Factors

     The nature of the Company's worldwide operations necessitate the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Many of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among these offices or agents.

     In addition, the Company's ability to provide service to its customers is highly dependent on good working relationships with a variety of entities including airlines, steamship lines and governmental agencies. The Company considers its current working relationships with these entities to be good. However, changes in space allotments available from carriers, governmental deregulation efforts, "modernization" of the regulations governing customs clearance, and/or changes in governmental quota restrictions could affect the Company's business in unpredictable ways.

                                   Seasonality

     Historically, the Company's operating results have been subject to seasonal trends when measured on a quarterly basis. The first quarter has traditionally been the weakest and the third quarter has traditionally been the strongest. This pattern is the result of, or is influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions and a myriad of other similar and subtle forces. In addition, this historical quarterly trend has been influenced by the growth and diversification of the Company's international network and service offerings.
 The Company cannot accurately forecast many of these factors nor can the Company estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns, if any, will continue in future periods.

     A significant portion of the Company's revenues are derived from customers in industries whose shipping patterns are tied closely to consumer demand and from customers in industries whose shipping patterns are dependent upon just-in-time production schedules. Therefore, the timing of the Company's revenues are, to a large degree, impacted by factors out of the Company's control, such as shifting consumer demand for retail goods and/or manufacturing production delays. Additionally, many customers ship a significant portion of their goods at or near the end of a quarter, and therefore, the Company may not learn of a shortfall in revenues until late in a quarter. To the extent that a shortfall in revenues or earnings was not expected by securities analysts, any shortfall from levels predicted by securities analysts could have an immediate and adverse effect on the trading price of the Company's stock.

                                  Environmental

     In the United States, the Company is subject to Federal, state and local provisions regulating the discharge of materials into the environment or otherwise for the protection of the environment. Similar laws apply in many foreign jurisdictions in which the Company operates. Although current operations have not been significantly affected by compliance with these environmental laws, governments are becoming increasingly sensitive to environmental issues, and the Company cannot predict what impact future environmental regulations may have on its business. The Company does not anticipate making any material capital expenditures for environmental control purposes during the remainder of the current or succeeding fiscal years.

                                    Employees

     At February 29, 1996, the Company employed approximately 2,465 people, 1,190 in the United States and 40 in the balance of North America, 20 in South America, 340 in Europe, 735 in the Far East & Australasia, 25 in the Near/Middle East and 115 in Africa. Approximately 250 of the Company's employees are engaged principally in sales and marketing and customer service, 1,585 in operations and 630 in finance and administration. The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be satisfactory.

     In order to retain the services of highly qualified, experienced, and motivated employees, the Company places considerable emphasis on its incentive compensation programs and stock option plans.

                      Executive Officers of the Registrant

     The following table sets forth the names, ages, and positions of current executive officers of the Company.

NAME               AGE   POSITION

Peter J. Rose       53   Chairman and Chief Executive Officer and director
Kevin M. Walsh      45   President and Chief Operating Officer and director
James L.K. Wang     48   Executive Vice President and director
Glenn M. Alger      39   Senior Vice President
William J. Coogan   41   Senior Vice President-Ocean
Rommel C. Saber     38   Senior Vice President-Air Export
Michael R. Claydon  48   Director-Europe
Timothy C. Barber   36   Vice President-Sales and Marketing
R. Jordan Gates     40   Chief Financial Officer and Treasurer
Jeffrey J. King     41   Vice President-General Counsel and Secretary
David M. Lincoln    37   Vice President-Systems Management
Charles J. Lynch    35   Corporate Controller

     Peter J. Rose has served as a director and Vice President of the Company since July 1981. Mr. Rose was elected a Senior Vice President of the Company in May 1986, Executive Vice President in May 1987, President and Chief Executive Officer in October 1988, and Chairman and Chief Executive Officer in May 1991.

     Kevin M. Walsh has served as a director and Vice President of the Company since July 1981. Mr. Walsh was elected a Senior Vice President of the Company in May 1986, Executive Vice President in December 1989, and President and Chief Operating Officer in May 1991.

     James L.K. Wang has served as a director and the Managing Director of Expeditors International Taiwan Ltd., the Company's former exclusive Taiwan agent, since September 1981. Mr. Wang's employment agreement with the Company has been assigned to the Company's current exclusive Taiwan agent,
E.I. Freight (Taiwan), Ltd.   In October 1988, Mr. Wang became a director of
the Company and its Director-Far East. In January 1996, Mr. Wang was elected to the office of Executive Vice President.

     Glenn M. Alger joined the Company in July 1981 as a Regional Manager. Mr. Alger was elected Vice President in October 1988, Senior Vice President and Regional Manager in January 1992, and Senior Vice President in January 1993.

     William J. Coogan was employed as New York Ocean Manager of EIO when it was acquired by the Company in May 1985. Mr. Coogan was promoted to East Coast Regional Sales Manager of the Company in June 1986, District Manager of the Company's New York office in July 1988, and Senior Vice President of EIO in April 1989. Mr. Coogan was elected Senior Vice President - Ocean in February 1993.

     Rommel C. Saber joined the Company as Director-Middle/Near East in February 1990 and was elected Senior Vice President-Sales and Marketing in January 1993. In September 1993, Mr. Saber was elected Senior Vice President-Air Export.

     Michael R. Claydon joined the Company as Director-Europe in October
1987.

     Timothy C. Barber joined the Company in May 1986 as Import Manager in the Seattle office. Mr. Barber was promoted to District Manager in January 1987 and Regional Vice President in January 1993. Mr. Barber was elected Vice President-Sales and Marketing in September 1993.

     R. Jordan Gates joined the Company as its Controller-Europe in February 1991. Mr. Gates was elected Chief Financial Officer and Treasurer of the Company in August 1994.

     Jeffrey J. King joined the Company in October 1990 as Director-Taxation and Legal Services and was elected Vice President-General Counsel in May 1992. In August 1994, Mr. King was elected Vice President-General Counsel and Secretary.

     David M. Lincoln joined the Company as its Controller-U.S. Operations in March 1984. Mr. Lincoln served as

Corporate Controller of the Company from May 1986 to January 1991, and was elected Vice President-Systems Management in December 1989.

     Charles J. Lynch joined the Company as its Senior Accountant in September 1984. Mr. Lynch was promoted to Assistant Controller in July 1985 and Controller-Domestic Operations in January 1989. Mr. Lynch was elected Corporate Controller in January 1991.

                                   Regulation

     With respect to Company's activities in the air transportation industry in the United States, it is subject to regulation by the Department of Transportation ("DOT") as an indirect air carrier. The Company's overseas offices and agents are licensed as airfreight forwarders in their respective countries of operation. The Company is licensed in each of its offices or in the case of its newer offices, has made application for a license, as an airfreight forwarder by the International Air Transport Association ("IATA"). IATA is a voluntary association of airlines which prescribes certain operating procedures for airfreight forwarders acting as agents for its members. The majority of the Company's airfreight forwarding business is conducted with airlines which are IATA members.

     The Company is licensed as a customs broker by the Customs Service of the Department of the Treasury in each U.S. customs district in which it does business. All U.S. customs brokers are required to maintain prescribed records and are subject to periodic audits by the Customs Service. In other jurisdictions in which the Company performs clearance services, the Company is licensed by the appropriate governmental authority.

     The Company is licensed as an ocean freight forwarder by the Federal Maritime Commission ("FMC"). The FMC has established certain qualifications for shipping agents, including certain surety bonding requirements. The FMC also is responsible for the economic regulation of NVOCC activity originating or terminating in the United States. To comply with these economic regulations, vessel operators and NVOCCs, such as EIO, are required to file tariffs electronically which establish the rates to be charged for the
movement of specified commodities into and out of the U.S.   The FMC has the
power to enforce these regulations by assessing penalties.

     The Company does not believe that current U.S. and foreign governmental regulation impose significant economic restraint upon its business operations. In general, the Company conducts its business activities in each country through a majority owned subsidiary corporation that is organized and existing under the laws of that country. However, the regulations of foreign governments can impose barriers to the Company's ability to provide the full range of its business activities in a wholly or majority U.S. owned subsidiary. For example, foreign ownership of a customs brokerage business is prohibited in some jurisdictions and less frequently the ownership of the licenses required for freight forwarding and/or freight consolidation is restricted to local entities. When the Company encounters this sort of governmental restriction, it works to establish a legal structure that meets the requirements of the local regulations while also giving the Company the substantive operating and economic advantages that would be available in the absence of such regulation. This can be accomplished by creating a joint venture or exclusive agency relationship with a qualified local entity that holds the required license. In cases where the Company has unilateral control over the assets and operations of the local entity, notwithstanding the lack of technical majority ownership of common stock, the Company consolidates the accounts of the local entity. In such cases, consolidation is necessary to fairly present the financial position and results of operations of the Company because of the existence of the parent-subsidiary relationship by means other than record ownership of voting common stock.

                                 Cargo Liability

     When acting as an airfreight consolidator, the Company assumes a carrier's liability for lost or damaged shipments. This legal liability is typically limited by contract to the lower of the transaction value or the released value ($9.07 per pound unless the customer declares a higher value and pays a surcharge), except if the loss or damage is caused by willful misconduct or in the absence of an appropriate air waybill. The airline which the Company utilizes to make the actual shipment is generally liable to the Company in the same manner and to the same extent. When acting solely as the agent of the airline or shipper, the Company does not assume any contractual liability for loss or damage to shipments tendered to the airline.

     When acting as an ocean freight consolidator, the Company assumes a carrier's liability for lost or damaged shipments. This liability is typically limited by contract to the lower of the transaction value or the released value ($500 per package or customary freight unit unless the customer declares a higher value and pays a surcharge). The steamship line which the Company utilizes to make the actual shipment is generally liable to the Company in the same manner and to the same extent.

In its ocean freight forwarding and customs clearance operations, the Company does not assume cargo liability.

     When providing warehouse and distribution services, the Company limits its legal liability by contract and tariff to an amount generally equal to the lower of fair value or fifty cents per pound with a maximum of fifty dollars per "lot" - which is defined as the smallest unit that the warehouse is required to track. Upon payment of a surcharge for warehouse and distribution services, the Company will assume additional liability.

     The Company maintains marine cargo insurance covering claims for losses attributable to missing or damaged shipments for which it is legally liable. The Company also maintains insurance coverage for the property of others which is stored in Company warehouse facilities.

ITEM 2 - PROPERTIES

     The Company owns a 27,200 square foot office facility near Seattle-Tacoma International Airport, an 80,000 square foot office and warehouse facility on a ten-acre parcel near O'Hare International Airport in Chicago, a 5,500 square foot office facility in the Tsim Sha Tsui East district of Kowloon, Hong Kong, and a 10,900 square foot office facility in Taipei, Taiwan. The Company also owns a 23,400 square foot office and warehouse facility on a long-term renewable land lease at the Brussels Cargo facility in Brussels, Belgium. The Company has entered into a contract to purchase a 150,000 square foot warehouse with a long term land lease in Nassau County, New York. As of the date hereof, the Company could terminate each of the purchase contracts without financial obligation.

     The Company leases and maintains 23 additional offices and satellite locations in the United States and 59 offices throughout the world, each located close to an airport or ocean port. The majority of these facilities contain warehouse facilities. Lease terms are either on a month-to-month basis or terminate at various times through 2007. As an office matures, the Company will investigate the possibility of building or buying suitable facilities. Lease payments currently aggregate approximately $470,000 per month. See Note 5 to the Company's Consolidated Financial Statements. The Company believes that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.


ITEM 3 - LEGAL PROCEEDINGS

     The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management's opinion, will have a significant effect on the Company's financial condition.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable.

                                     PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The information required by this item is included on page 64 of the Company's Annual Report to Shareholders for the year ended December 31, 1995 and is incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA

     The information required by this item is included on page 1 of the Company's Annual Report to Shareholders for the year ended December 31, 1995 and is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is included on pages 57 through 61 of the Company's Annual Report to Shareholders for the year ended December 31, 1995 and is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is included on pages 40 through 56 of the Company's Annual Report to Shareholders for the year ended December 31, 1995 and is incorporated herein by reference. See also Item 14.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to information under the caption "Proposal 1 - Election of Directors" and to the information under the caption "Section 16(a) Reporting Delinquencies" in the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 8, 1996. See also Part I - Item 1 - Executive Officers of the Registrant.


ITEM 11 - EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to information under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 8, 1996.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to information under the captions "Voting Securities and Principal Holders" and "Proposal 1 - Election of Directors" in the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 8, 1996.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to information under the caption "Executive Compensation" and "Certain Transactions" in the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 8, 1996.


                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS

     The Financial Statements and Independent Auditors' Report are included in the Company's 1995 Annual Report to Shareholders (pages 40 through 56) and are incorporated in this Annual Report on Form 10-K as Exhibit 13.1.

                                                                   Location in
                                                    Location in    this Report
                                                    Annual Report  on Form 10-K
                                                    -------------  ------------
Consolidated Balance Sheets, December 31, 1995 and 1994        40            27

Consolidated Statements of Earnings for each of the years
ended December 31, 1995, 1994, and 1993                        42            29

Consolidated Statements of Shareholders' Equity for each of
the years ended December 31, 1995, 1994, and 1993              43            30

Consolidated Statements of Cash Flows for each of the years
ended December 31, 1995, 1994, and 1993                        44            31

Notes to Consolidated Financial Statements                     46            33

Independent Auditors' Report                                   56            43

     (a)(2) FINANCIAL STATEMENT SCHEDULES
                                                                   Location in
                                                                   this Report
                                                                   on Form 10-K
                                                                   ------------
Independent Auditors' Report                                                 20

Schedule II - Valuation and Qualifying Accounts for the years ended          21
December 31, 1995, 1994, and 1993

     All other schedules are omitted because they are not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.

     (a)(3) EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

            (1) Form of Employment Agreement executed by the Company's Chairman and Chief Executive Officer. See Exhibit 10.23.

            (2) Form of Employment Agreement executed by the Company's President and Chief Operating Officer and certain of the Company's executive officers. See Exhibit 10.24.

            (3) Form of Employment Agreement executed by certain of the Company's Principal foreign employees. See Exhibit 10.2.

            (4) Form of Employment Agreement executed by the Company's Director - Europe. See Exhibit 10.3.

            (5)     The Company's Amended 1985 Stock Option Plan.  See Exhibit
                    10.4.

            (6) Form of Stock Option Agreement used in connection with options granted under the Company's Amended 1985 Stock Option Plan. See Exhibit 10.5.

            (7) The Company's Restated and Amended 1988 Employee Stock Purchase Plan. See Exhibit 10.20.

            (8) Form of Stock Purchase Agreement used in connection with options granted under the Company's Restated and Amended 1988 Employee Stock Purchase Plan. See Exhibit 10.7.

            (9) The Company's 1993 Directors' Non-Qualified Stock Option Plan. See Exhibit 10.8.

            (10) Form of Stock Option Agreement used in connection with options granted under the Company's 1993 Directors' Non-Qualified Stock Option Plan. See Exhibit 10.9.

     (b)REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report on Form 10-K.

     (c) EXHIBITS

    Exhibit
    Number                             Exhibit
    -------

     3.1 The Company's Restated Articles of Incorporation and the Articles of Amendment thereto dated December 9, 1993. (Incorporated by reference to Exhibit 3.1 to Form 10-K, filed on or about March 31, 1995.)

     3.2 The Company's Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to Form 10-K, filed on or about March 28, 1994.)

    10.2 Form of Employment Agreement executed by certain of the Company's Principal foreign employees. (Incorporated by reference to Exhibit 10.18 to Registration Statement No. 2-91224, filed on
             May 21, 1984.)

     10.3 Form of Employment Agreement executed by the Company's Director - Europe. (Incorporated by reference to Exhibit 10.7 to Form 10-K, filed on or about March 28, 1991.)

     10.4 The Company's Amended 1985 Stock Option Plan. (Incorporated by reference to Exhibit 10.14 to Form 10-K, filed on or about March 28, 1991.)

     10.5 Form of Stock Option Agreement used in connection with options granted under the Company's Amended 1985 Stock Option Plan. (Incorporated by reference to Exhibit 10.15 to Form 10-K, filed on or about March 28, 1991.)

     10.7 Form of Stock Purchase Agreement used in connection with options granted under the Company's Restated and Amended 1988 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.36 to Form 10-K, filed on or about March 28, 1989.)

     10.8 The Company's 1993 Directors' Non-Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.8 to Form 10-K, filed on or about March 28, 1994.)

     10.9 Form of Stock Option Agreement used in connection with options granted under the Company's 1993 Directors' Non-Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.9 to Form 10-K, filed on or about March 28, 1994.)

     10.17 Exclusive Agency Agreement, dated as of January 1, 1991, between E.I. Freight (Taiwan) Ltd. and EI Freight (H.K.) Limited. (Incorporated by reference to Exhibit 10.17 to Form 10-K, filed on or about March 28, 1994.)

     10.18 Plan and Agreement of Reorganization, dated as of January 1, 1984, between the Company and the individual shareholders of Fons Pte. Ltd. (Incorporated by reference to Exhibit 2.5 to Registration Statement No. 2-91224, filed on May 21, 1984.)

     10.19 Plan and Agreement of Reorganization, dated as of January 1, 1984, among the Company, EIO Investment Ltd., Wong Hoy Leung, Chiu Chi Shing, and James Li Kou Wang. (Incorporated by reference to Exhibit 2.6 to Registration Statement No. 2-91224, filed on May 21, 1984.)

     10.20 The Company's Restated and Amended 1988 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-81460, filed on July 12, 1994.)

     Exhibit
     Number                             Exhibit
     -------

     10.21 Credit Agreement Between the Company and Seattle-First National Bank dated June 6, 1994 with respect to the Company's $10,000,000 unsecured line of credit together with the Revolving Note due March 31, 1995. (Incorporated by reference to Exhibit 10.21 to Form 10-K, filed on or about March 31, 1995.)

     10.22 Loan Modification Agreement Between the Company and Seattle-First National Bank dated March 28, 1995 amending the maturity date of the Revolving Note and extending the loan commitment to March 31, 1996. (Incorporated by reference to Exhibit 10.22 to Form 10-K, filed on or about March 31, 1995. Superseded by Exhibit 10.26 to this Report.)

     10.23 Form of Employment Agreement executed by the Company's Chairman and Chief Executive Officer dated November 2, 1994.
             (Incorporated by reference to Exhibit 10.23 to Form 10-K, filed on or about March 31, 1995.)

     10.24 Form of Employment Agreement executed by the Company's President and Chief Operating Officer and certain of the Company's
             executive officers dated November 2, 1994.   (Incorporated by
             reference to Exhibit 10.24 to Form 10-K, filed on or about March 31, 1995.)

     10.25 Loan Modification Agreement Between the Company and Seattle-First National Bank dated August 2, 1995 amending the maximum principal amount of the Company's unsecured line of credit to $ 15,000,000 and increasing the Company's maximum obligation under the Revolving Note to $ 15,000,000.

     10.26 Loan Modification Agreement Between the Company and Bank of America NW, N.A. doing business as Seafirst Bank dated March 22, 1996 amending the maturity date of the Revolving Note and extending the loan commitment to March 31, 1997.

     Exhibit
     Number                             Exhibit
     -------                           ---------
     11.1    Statement Re: Computation of Per Share Net Earnings.

     13.1 Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1995 incorporated by reference herein. Filed herewith.

     21.1    Subsidiaries of the Registrant.

     23.     Consent of Independent Certified Public Accountants.

     27.     Financial Data Schedule (Filed Electronically Only).

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  March 28, 1996.


                                     EXPEDITORS INTERNATIONAL OF
                                     WASHINGTON, INC.



                                     By:  /s/ R. JORDAN GATES
                                        -------------------------------------
                                          R. Jordan Gates
                                          Chief Financial Officer and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1996.


SIGNATURE                        TITLE
- ---------                        -----

 /s/ Peter J. Rose           Chairman of the Board and Chief Executive Officer
- -------------------------    (Principal Executive Officer) and Director
(Peter J. Rose)


 /s/ R. Jordan Gates         Chief Financial Officer and Treasurer
- -------------------------    (Principal Financial and Accounting Officer)
(R. Jordan Gates)


 /s/ Kevin M. Walsh          President and Chief Operating Officer and Director
- -------------------------
(Kevin M. Walsh)


 /s/ James Li Kou Wang      Executive Vice President and Director
- -------------------------
(James Li Kou Wang)


 /s/ James J. Casey          Director
- -------------------------
(James J. Casey)


 /s/ Dan P. Kourkoumelis     Director
- -------------------------
(Dan P. Kourkoumelis)


 /s/ John W. Meisenbach      Director
- -------------------------
(John W. Meisenbach)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Expeditors International of Washington, Inc.:


Under date of February 16, 1996, we reported on the consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year ended December 31, 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG PEAT MARWICK LLP

/s/ KPMG PEAT MARWICK LLP


Seattle, Washington
February 16, 1996

                                  SCHEDULE II


                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                 (in thousands)

                                          Additions
                                       ---------------
                     Balance at    Charged to                           Balance
                      beginning    costs and             Deductions -    at end
Description            of year      expenses     Other    write-offs    of year
- -----------          ----------    ----------    -----   ------------   -------
ALLOWANCE FOR
DOUBTFUL ACCOUNTS
RECEIVABLE

1995                   $3,310        $  710        $14       $227        $3,807
                       ------        ------        ---       ----        ------
                       ------        ------        ---       ----        ------
1994                   $2,230        $1,322        $--       $242        $3,310
                       ------        ------        ---       ----        ------
                       ------        ------        ---       ----        ------
1993                   $1,214        $1,583        $--       $567        $2,230
                       ------        ------        ---       ----        ------
                       ------        ------        ---       ----        ------

                                INDEX TO EXHIBITS

                                                                    Location in
Exhibit                                                             this Report
Number     Description                                             on Form 10-K
- -------    -----------                                              -----------
10.25      Loan Modification Agreement Between the Company and
           Seattle-First National Bank dated August 2, 1995
           amending the maximum principal amount of the Company's
           unsecured line of credit to $ 15,000,000 and increasing
           the Company's maximum obligation under the Revolving
           Note to $ 15,000,000.                                         23

10.26      Loan Modification Agreement Between the Company and
           Bank of America NW, N.A. doing business as Seafirst
           Bank dated March 22, 1996 amending the maturity
           date of the Revolving Note and extending the loan
           commitment to March 31, 1997.                                 24

11.1       Statement Re: Computation of Per Share Net Earnings.          25

13.1       Portions of the Company's Annual Report to
           Shareholders for the year ended December 31, 1995
           incorporated by reference herein.  Filed herewith.            26

21.1       Subsidiaries of the Registrant.                               50

23.        Consent of Independent Certified Public Accountants.          52

27.        Financial Data Schedule (Filed Electronically Only).