Form 10-Q
period 1996-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 1996-05-14
CIK 746515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________ to _______________

Commission File Number: 0-13468


                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
             (Exact name of registrant as specified in its charter)


           Washington                                 91-1069248
(State of other jurisdiction of
incorporation or organization)           (IRS Employer Identification Number)


19119 - 16th Avenue South, Seattle, Washington                      98188
  (Address of principal executive offices)                       (Zip Code)


                                 (206) 246-3711
              (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X      No
                                             --------     --------

    At May 7, 1996, the number of shares outstanding of the issuer's Common Stock was 12,036,295.




                               Page 1 of 15 pages.

                      The Exhibit Index appears on page 14.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                      March 31,     December 31,
Assets                                                  1996           1995
                                                        ----           ----
                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                           $ 42,528           36,142
   Short term investments                                   197              457
   Accounts receivable, net                             123,780          123,793
   Deferred Federal and state taxes                       4,738            4,113
   Other current assets                                   4,639            3,862
                                                       --------         --------
     Total current assets                              $175,882          168,367

Property and equipment, net                              27,886           28,242
Other assets, net                                         7,364            7,519
                                                       --------         --------
                                                       $211,132          204,128
                                                       ========         ========

Liabilities and Shareholders' Equity

Current liabilities:
   Short term borrowings                                    234              285
   Accounts payable                                      73,504           72,238
   Income taxes                                           5,249            3,284
   Other current liabilities                             10,888           11,129
                                                       --------         --------
     Total current liabilities                           89,875           86,936


Shareholders' equity:
   Preferred stock, par value $.01
     per share. Authorized 2,000,000
     shares; none issued                                   --               --
   Common stock, par value $.01 per share
     Authorized 40,000,000 shares; issued
     and outstanding 12,029,455 shares at
     March 31, 1996, and 12,010,663 at
     December 31, 1995                                      120              120
   Additional paid-in capital                            13,276           13,129
   Retained earnings                                    104,717          100,928
   Equity adjustments from foreign
     currency translation                                 3,144            3,015
                                                       --------         --------
     Total shareholders' equity                         121,257          117,192
                                                       --------         --------

                                                       $211,132          204,128
                                                       ========         ========

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                        (In thousands, except share data)

                                   (Unaudited)

                                                      Three months ended
                                                           March 31,
                                                --------------------------------
                                                   1996                 1995
                                                   ----                 ----

Revenues:
   Airfreight                                   $    93,266               86,788
   Ocean freight                                     29,384               23,953
   Customs brokerage                                 15,020               12,137
                                                -----------          -----------

     Total revenues                                 137,670              122,878
                                                -----------          -----------

Operating expenses:
   Airfreight consolidation                          74,454               71,289
   Ocean freight consolidation                       22,484               18,303
   Salaries and related costs                        23,075               18,880
   Rent                                               1,783                1,574
   Other                                             10,324                7,990
                                                -----------          -----------

     Total operating expenses                       132,120              118,036
                                                -----------          -----------

     Operating income                                 5,550                4,842

Other income, net                                       603                  469
                                                -----------          -----------

     Earnings before income taxes                     6,153                5,311

Income tax expense                                    2,364                2,093
                                                -----------          -----------

   Net earnings                                 $     3,789                3,218
                                                ===========          ===========

   Net earnings per share                       $       .30          $       .26
                                                ===========          ===========

Weighted average number of
   common shares                                 12,715,566           12,448,626
                                                ===========          ===========

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                   (Unaudited)

                                                             Three months ended
                                                                  March 31,
                                                          ----------------------
                                                            1996          1995
                                                            ----          ----
Operating Activities:
   Net earnings                                           $  3,789        3,218
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Provision for losses on accounts receivable             368          189
       Deferred income tax (benefit) expense                  (461)         287
       Depreciation and amortization                         1,887        1,531
       Other                                                   103           52
   Changes in operating assets and liabilities:
       Increase in accounts receivable                        (257)      (7,388)
       Increase in other current assets                       (778)      (1,138)
       Increase in accounts payable and other
        current liabilities                                  2,999       12,073
                                                          --------     --------
Net cash provided by operating activities                    7,650        8,824
                                                          --------     --------

Investing Activities:
       Decrease in short-term
        investments                                            260          135
       Purchase of property and equipment                   (1,622)      (1,662)
       Other                                                   130         (888)
                                                          --------     --------
Net cash used in investing activities                       (1,232)      (2,415)
                                                          --------     --------

Financing Activities:
       Short-term borrowings, net                              (54)        --
       Proceeds from issuance of common stock                  443          109
                                                          --------     --------
       Repurchases of common stock                            (506)        (116)
Net cash used in financing activities                         (117)          (7)

Effect of exchange rate changes on cash                         85          354
                                                          --------     --------

Increase in cash and cash equivalents                        6,386        6,756
Cash and cash equivalents at beginning
  of period                                                 36,142       21,427
                                                          --------     --------

Cash and cash equivalents at end of period                $ 42,528       28,183
                                                          ========     ========

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

   The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Certain 1995 amounts have been reclassified to conform to the 1996 presentation. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 10-K as filed with the Securities and Exchange Commission on or about April 1, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



GENERAL

     Expeditors International of Washington, Inc. is engaged in the business of global logistics management, including international freight forwarding and consolidation, for both air and ocean freight. The Company also acts as a customs broker in all domestic offices, and in many of its overseas offices. The Company also provides additional services for its customers including value added distribution, purchase order management, vendor consolidation and other logistics solutions. The Company offers domestic forwarding services only in conjunction with international shipments. The Company does not compete for overnight courier or small parcel business. The Company does not own or operate aircraft or steamships.

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

     A significant portion of the Company's revenues are derived from customers in industries whose shipping patterns are tied closely to consumer demand, and from customers in industries whose shipping patterns are dependent upon just-in-
time production schedules. Therefore, the timing of the Company's revenues are, to a large degree, impacted by factors out of the Company's control, such as a sudden change in consumer demand for retail goods and/or manufacturing production delays. Additionally, many customers ship a significant portion of their goods at or near the end of a quarter, and therefore, the Company may not learn of a shortfall in revenues until late in a quarter. To the extent that a shortfall in revenues or earnings was not expected by securities analysts, any such shortfall from levels predicted by securities analysts could have an immediate and adverse effect on the trading price of the Company's stock.

RESULTS OF OPERATIONS

     The following table shows the consolidated net revenues (revenues less consolidation expenses) attributable to the Company's principal services and the Company's expenses for the three-month periods ended March 31, 1996 and 1995, expressed as percentages of net revenues. With respect to the Company's services other than consolidation, net revenues are identical to revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers' charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.


     The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.

                                         Three months ended March 31,                         Year ended
                                       1996                       1995                     December 31, 1995
                                ------------------        --------------------            -------------------
                                           Percent                     Percent                        Percent
                                            of net                      of net                         of net
                                Amount    revenues        Amount      revenues            Amount     revenues
                                ------    --------        ------      --------            ------     --------
                                                          (Amounts in thousands)
Net Revenues:

Airfreight                    $ 18,812          46%     $ 15,499            47%         $ 71,643           47%
Ocean freight                    6,900          17         5,650            17            27,767           18
Customs brokerage               15,020          37        12,137            36            54,663           35
                               -------         ---       -------           ---           -------         ----

   Net revenues                 40,732         100        33,286           100           154,073          100
                               -------         ---       -------           ---           -------          ---

Operating expenses:

Salaries and
   related costs                23,075          56        18,880            56            84,272           55
Other                           12,107          30         9,564            29            42,950           28
                               -------         ---       -------           ---           -------         ----

   Total operating
     expenses                   35,182          86        28,444            85           127,222           83
                               -------         ---       -------            --           -------         ----

Operating income                 5,550          14         4,842            15            26,851           17
Other income, net                  603           1           469             1             1,548            1
                               -------         ---       -------           ---           -------         ----

Earnings before
   income taxes                  6,153          15         5,311            16            28,399           18
Income tax expense               2,364           6         2,093             6            11,004            7
                               -------         ---       -------           ---           -------         ----

   Net earnings               $  3,789           9%     $  3,218            10%         $ 17,395           11%
                               =======         ===       =======           ===           =======         ====


     Air freight net revenues increased 21% for the three-month period ended March 31, 1996 as compared with the same period for 1995. This increase was primarily due to (1) increased airfreight tonnage handled by the Company from the Far East, North America and Europe and (2) increased prices charged by airlines which were passed along to customers. Management also believes that the Company was more efficient during the three-month period ended March 31, 1996 in the handling and routing of shipments through key export gateway locations, particularly in North America. To the extent that it is successful in increasing its concentration of export freight in key export gateway locations, the Company has been able to take advantage of the volume, weight and service related incentives offered by the direct air carriers.

   Ocean freight net revenues increased 22% for the three-month period ended March 31, 1996 as compared with the same period for 1995 as a result of a Company decision to aggressively market extremely competitive ocean freight rates to its customers, primarily on freight moving eastbound from the Far East. During 1996, there has been severe pricing pressure on this lane. Despite falling prices, the Company was able to substantially maintain margins and expand market share, a development management believes to be significant in assessing its strength in the highly competitive transpacific NVOCC (Non-Vessel Operating Common Carrier) market. In addition to increases in the traditional NVOCC and ocean forwarding business, ECMS (Expeditors Cargo Management Systems), the Company's ocean freight consolidation management and purchase order tracking service, was instrumental in providing new business.

  Customs brokerage and import services increased 24% for the three-month period ended March 31, 1996 as compared with the same period for 1995 as a result of
(1) the  Company's  growing  reputation  for  providing  high  quality  service;
(2)consolidation within the customs brokerage market as customers seek out customs brokers with the sophisticated computerized capabilities critical to an overall logistics management program, and (3) the growing importance of distribution services as a separate and distinct service offered to existing and potential customers.

 Salaries and related costs increased during the three-month period ended March 31, 1996 compared with the same period in 1995 as a result of (1) the Company's increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity and (2) increased compensation levels. Salaries and related costs have, however, remained virtually constant as a percentage of net revenue--a measure that management believes is significant in assessing the effectiveness of corporate cost containment objectives. The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the organic growth in revenues, net revenue and net income for the three month periods ended March 31, 1996 and 1995 are a direct result of the incentives inherent in the Company's compensation program.

 Other operating expenses increased for the three-month period ended March 31, 1996 as compared with the same period in 1995 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company's growing operations. Other operating expenses as a percentage of net revenues increased approximately 1% in the three-month period ended March 31, 1996, as compared with the same period in 1995. This increase was a result primarily of (1)expenses related to the Company's national sales program and (2) the increased costs of maintaining the company's worldwide network of computer and communications systems.

   Other income, net, increased for the three-month period ended March 31, 1996 as compared with the same period in 1995 primarily due to higher interest income from increased cash flow. In addition, line of credit borrowings in the United States were kept at a minimum level by repatriating cash from overseas subsidiaries. This minimizes the Company's interest expense in North America where the Company is most active in its role as a customs broker and must therefore regularly advances duties on behalf of customers.

  The Company pays income taxes in the United States and other jurisdictions. In addition the Company pays various other taxes, which are typically included in costs of operations. Effective income tax rates per financial statements during the three-month period ended March 31, 1996 decreased to 38.4% as compared with 39.4% for the same period in 1995. This decrease is a result of lower state taxes.


Currency and Other Risk Factors

  International air/ocean freight forwarding and customs brokerage are intensively competitive and are expected to remain so for the foreseeable future. There are a large number of entities competing in the international logistics industry, however, the Company's primary competition is confined to a relatively small number of companies within this group. While there is currently a marked trend within the industry toward consolidation into large firms with multinational office and agency networks, regional and local broker/forwarders remain a competitive force.

   Historically, the primary competitive factors in the international logistics industry have been price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. The Company emphasizes quality service and believes that its prices are competitive with those of others in the industry. Recently customers have exhibited a trend toward the more sophisticated and efficient procedures for the management of the logistics supply chain by embracing strategies such as just-in-time inventory management. Accordingly, sophisticated computerized customer service capabilities and a stable worldwide network have become significant factors in attracting and retaining customers.

  Developing these systems and a worldwide network has added a considerable indirect cost to the services provided to customers. Smaller and middle-tier competitors, in general, do not have the resources available to develop customized systems and worldwide network. As a result, there is a significant amount of consolidation currently taking place in the industry. Management expects that this trend toward consolidation will continue for the short to medium term. Historically, growth through aggressive acquisition has proven to be a challenge for many of the Company's competitors and typically involves the purchase of significant "goodwill", the value of which can be realized in large measure only by retaining the customers and profit margins of the acquired business. As a result, the Company has pursued a strategy emphasizing organic growth supplemented by certain strategic acquisitions.

   The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Many of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among these offices or agents. Foreign currency gains and losses recognized during the first quarter of 1996 and 1995 were immaterial.

   The Company has traditionally generated revenues from air freight, ocean freight and customs brokerage and import services. In light of the customer-driven trend to provide customer rates on a door-to-door basis, management foresees the potential, in the medium to long-term, for fees normally associated with customs house brokerage to be de-emphasized and included as a component of other services offered by the Company.

Liquidity and Capital Resources

  The Company's principal source of liquidity is cash generated from operations. At March 31, 1996, working capital was $86 million, including cash and short-term investments of $43 million. The Company had no long-term debt at March 31, 1996. While the nature of its business does not require an extensive investment in property and equipment, the Company is actively looking for suitable facilities and/or property to acquire at or near airports in certain cities in North America and overseas. As of the date of this report on Form 10-Q, the Company has entered into agreements to purchase land and a 150,000 square foot office and warehouse facility in Inwood, New York. In addition, the Company contemplates entering into a lease-purchase agreement for a corporate office building to be located in Seattle, Washington. Including these two facilities, the Company expects to spend approximately $31 million on property and equipment in 1996, which is expected to be financed with cash, short-term floating rate and/or long-term fixed-rate borrowings.

  The Company maintains foreign and domestic borrowings under unsecured bank lines of credit totaling $15 million. At March 31, 1996, the Company was directly liable for $234,000 drawn on these lines of credit and was contingently liable for an additional $13 million of standby letters of credit. In addition, the Company maintains a bank facility with its U.K. bank for $7.75 million of which the Company was contingently liable for $7.4 million. Management believes that the Company's current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

   In some  cases,  the  Company's  ability to  repatriate  funds  from  foreign operations may be subject to foreign exchange controls. In addition, certain undistributed earnings of the Company's subsidiaries accumulated through December 31, 1992 would, under most circumstances, be subject to some additional United States income tax if distributed to the Company. The Company has not provided for this additional tax because the Company intends to reinvest such earnings to fund the expansion of its foreign activities, or to distribute them in a manner in which no significant additional taxes would be incurred.

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

Item 6. Exhibits and Reports on Form 8-K

  (a)        Exhibits required by Item 601 of Regulation S-K.

             Exhibit
             Number            Description
             ------            -----------

              11.1             Statement re computation of per share earnings

  (b)        Reports on Form 8-K

     No reports on Form 8-K were filed in the quarter ended March 31, 1996.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.




May 7, 1996                  /s/ PETER J. ROSE
                            ----------------------------------------------------
                            Peter J. Rose, Chairman
                             and Chief Executive Officer
                            (Principal Executive Officer)




May 7, 1996                  /s/ R. JORDAN GATES
                            ----------------------------------------------------
                            R. Jordan Gates, Chief Financial Officer
                             and Treasurer
                            (Principal Financial and Accounting Officer)

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                          Form 10-Q Index and Exhibits

                                 March 31, 1996


Exhibit
Number       Description                                        Page Number
- ------       -----------                                        -----------

 11.1        Statement re computation of per share earnings          15