Form 10-Q
period 1996-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 1996-08-14
CIK 746515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from ________ to _______________



Commission File Number: 0-13468



                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
             (Exact name of registrant as specified in its charter)


          Washington                                    91-1069248
(State of other jurisdiction of                        (IRS Employer
incorporation or organization)                        Identification Number)



999 Third Avenue, Suite 2500, Seattle, Washington                  98104
  (Address of principal executive offices)                       (Zip Code)


                                 (206) 674-3400
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No____

     At August 7, 1996, the number of shares outstanding of the issuer's Common Stock was 12,080,309.



                               Page 1 of 14 pages.


                      The Exhibit Index appears on page 13.

PART I.  FINANCIAL INFORMATION
- ------------------------------

ITEM 1.  FINANCIAL STATEMENTS.
- ------------------------------

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)



                                                   June 30,    December 31,
ASSETS                                               1996          1995
- ------                                             ---------   ------------
                                                  (Unaudited)
Current assets:
     Cash and cash equivalents                     $ 35,491        36,142
     Short term investments                           2,074           457
     Accounts receivable, net                       143,918       123,793
     Deferred Federal and state taxes                 4,619         4,113
     Other current assets                             5,964         3,862
                                                   --------       -------
          Total current assets                      192,066       168,367

Property and equipment, net                          41,985        28,242
Other assets, net                                    10,479         7,519
                                                   --------       -------
                                                   $244,530       204,128
                                                   --------       -------
                                                   --------       -------

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
     Short term borrowings                         $ 13,715           285
     Accounts payable                                87,409        72,238
     Income taxes                                     4,052         3,284
     Other current liabilities                       13,478        11,129
                                                   --------       -------
          Total current liabilities                 118,654        86,936

Shareholders' equity:
     Preferred stock, par value $.01
          per share. Authorized 2,000,000
          shares; none issued                            --            --

     Common stock, par value $.01 per share.
          Authorized 40,000,000 shares; issued
          and outstanding 12,073,870 shares at
          June 30, 1996, and 12,010,663 at
          December 31, 1995                             121           120
     Additional paid-in capital                      13,563        13,129
     Retained earnings                              109,124       100,928
     Equity adjustments from foreign
          currency translation                        3,068         3,015
                                                   --------       -------
          Total shareholders' equity                125,876       117,192
                                                   --------       -------

                                                   $244,530       204,128
                                                   --------       -------
                                                   --------       -------

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES


                  Condensed Consolidated Statements of Earnings
                        (In thousands, except share data)

                                   (Unaudited)

                                                Three months ended         Six months Ended
                                                      June 30,                  June 30,
                                              -----------------------   -----------------------
                                                 1996         1995         1996        1995
                                              ----------    ---------   ----------   ----------
Revenues:
   Airfreight                                   $115,315       98,838      208,581      185,626
   Ocean freight                                  35,270       28,926       64,654       52,879
   Customs brokerage and import
     services                                     15,621       13,756       30,641       25,893
                                                --------      -------      -------      -------

        Total revenues                           166,206      141,520      303,876      264,398
                                                --------      -------      -------      -------
                                                --------      -------      -------      -------

Operating expenses:
   Airfreight consolidation                       92,667       82,235      167,121      153,524
   Ocean freight consolidation                    26,409       22,553       48,893       40,856
   Salaries and related costs                     25,566       19,967       48,641       38,847
   Rent                                            2,111        1,593        3,894        3,167
   Other                                          11,072        8,816       21,396       16,806
                                                --------      -------      -------      -------

        Total operating expenses                 157,825      135,164      289,945      253,200

        Operating income                           8,381        6,356       13,931       11,198

Other income, net                                    549          410        1,152          879
                                                --------      -------      -------      -------

        Earnings before income taxes               8,930        6,766       15,083       12,077

Income tax expense                                 3,559        2,679        5,923        4,772
                                                --------      -------      -------      -------

        Net earnings                            $  5,371        4,087        9,160        7,305
                                                --------      -------      -------      -------
                                                --------      -------      -------      -------

   Net earnings per share                           $.42         $.33         $.72         $.58
                                                    ----         ----         ----         ----
                                                    ----         ----         ----         ----

Weighted average number of
     common shares                            12,750,360   12,554,600   12,732,990   12,501,500
                                              ----------   ----------   ----------   ----------
                                              ----------   ----------   ----------   ----------


                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                               AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                (In thousands)

                                 (Unaudited)

                                                 Three months ended         Six months Ended
                                                      June 30,                  June 30,
                                              -----------------------   -----------------------
                                                 1996         1995         1996        1995
                                              ----------    ---------   ----------   ----------
Operating Activities:
   Net earnings                                  $ 5,371        4,087        9,160        7,305
   Adjustments to reconcile net
     earnings to net cash provided
     by operating activities:
         Provision for losses on
           accounts receivable                       491           54          859          243
         Deferred income tax
           (benefit) expense                         (92)         178         (553)         465
         Depreciation and
          amortization                             1,942        1,603        3,829        3,134
         Other                                        92           75          195          127
    Changes in operating assets and
     liabilities:
         Increase in accounts
           receivable                            (19,861)     (10,526)     (20,118)     (17,914)
         Increase in other current
           assets                                 (1,344)      (1,585)      (2,122)      (2,723)
         Increase (Decrease) in
           accounts payable and other
           current liabilities                    14,791       (1,608)      17,790       10,465
                                                 -------      -------      -------      -------
Net cash provided (used in) by
  operating activities                             1,390       (7,722)       9,040        1,102
                                                 -------      -------      -------      -------

Investing Activities:
         (Increase) Decrease in short-
           term investments                       (1,861)       1,383       (1,601)       1,518
         Purchase of property and
           equipment                             (16,285)      (2,225)     (17,907)      (3,887)
         Other                                    (2,864)         (13)      (2,734)        (901)
                                                 -------      -------      -------      -------
Net cash used in investing
  activities                                     (21,010)        (855)     (22,242)      (3,270)
                                                 -------      -------      -------      -------
Financing Activities:
         Short-term borrowings, net               13,522        3,879       13,468        3,879
         Proceeds from issuance of
           common stock                              502          306          945          415
         Repurchases of common stock                (345)        (299)        (851)        (415)
         Dividends paid                             (964)        (717)        (964)        (717)
                                                 -------      -------      -------      -------
Net cash provided by
  financing activities                            12,715        3,169       12,598        3,162
Effect of exchange rate changes
  on cash                                           (132)          26          (47)         380
                                                 -------      -------      -------      -------
(Decrease) increase in cash and cash
  equivalents                                     (7,037)      (5,382)        (651)       1,374
Cash and cash equivalents at beginning
  of period                                       42,528       28,183       36,142       21,427
                                                 -------      -------      -------      -------
Cash and cash equivalents at end
     of period                                   $35,491       22,801       35,491       22,801
                                                 -------      -------      -------      -------
                                                 -------      -------      -------      -------

                   EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                 AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

     The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain 1995 amounts have been reclassified to conform to the 1996 presentation. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's report on Form 10-K as filed with the Securities and Exchange Commission on or about April 1, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Expeditors International of Washington, Inc. is engaged in the business of global logistics management, including international freight forwarding and consolidation, for both air and ocean freight. The Company also acts as a customs broker in all United States offices, and in many of its other offices. The Company also provides additional services for its customers including value added distribution, purchase order management, vendor consolidation and other logistics solutions. The Company offers domestic forwarding services only in conjunction with international shipments. The Company does not compete for overnight courier or small parcel business. The Company does not own or operate aircraft or steamships.

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

        The Company's ability to provide services to its customers is highly dependant on good working relationships with a variety of entities including airlines, ocean carriers and governmental agencies. The Company considers its current working relationships with these entities to be satisfactory. However, changes in space allotments available from carriers, governmental deregulation efforts, "modernization" of the regulations governing customs brokerage, and/or changes in governmental quota restrictions could affect the Company's business in unpredictable ways.

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

RESULTS OF OPERATIONS

        The following table shows the consolidated net revenues (revenues less consolidation expenses) attributable to the Company's principal services and the Company's expenses for the three and six-month periods ended June 30, 1996 and 1995, expressed as percentages of net revenues. With respect to the Company's services other than freight consolidation, net revenues are identical to revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers' charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

        The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.

                                   Three months ended June 30,            Six months ended June 30,
                                 1996                1995              1996               1995
                                 ----                ----              ----               ----
                                   Percent              Percent            Percent            Percent
                                    of net               of net            of net              of net
                          Amount   revenues    Amount   revenues   Amount  revenues   Amount  revenues
                         -------   --------   -------   --------  -------  --------  -------  --------
                                                      (Amounts in thousands)
Net Revenues:

Airfreight               $22,648       48      16,603        45    41,460       47    32,102      46
Ocean freight              8,861       19       6,373        17    15,761       18    12,023      17
Customs brokerage and
  import services         15,621       33      13,756        38    30,641       35    25,893      37
                         -------      ---     -------       ---   -------      ---   -------     ---

     Net revenues         47,130      100      36,732       100    87,862      100    70,018     100
                         -------      ---     -------       ---   -------      ---   -------     ---

Operating expenses:

Salaries and
  related costs           25,566       54      19,967        54    48,641       55    38,847      55
Other                     13,183       28      10,409        28    25,290       29    19,973      29
                         -------      ---     -------       ---   -------      ---   -------     ---

     Total operating
       expenses           38,749       82      30,376        82    73,931       84    58,820      84
                         -------      ---     -------       ---   -------      ---   -------     ---

Operating income           8,381       18       6,356        18    13,931       16    11,198      16
Other income, net            549        1         410         1     1,152        1       879       1
                         -------      ---     -------       ---   -------      ---   -------     ---

Earnings before
  income taxes             8,930       19       6,766        19    15,083       17    12,077      17

Income tax expense         3,559        8       2,679         8     5,923        7     4,772       7
                         -------      ---     -------       ---   -------      ---   -------     ---

     Net earnings        $ 5,371       11%    $ 4,087        11%  $ 9,160       10%  $ 7,305      10%
                         -------      ---     -------       ---   -------      ---   -------     ---
                         -------      ---     -------       ---   -------      ---   -------     ---


        Air freight net revenues increased 36% and 29%, respectively for the three and six-month periods ended June 30, 1996 as compared with the same period for 1995. This increase was primarily due to (1) increased airfreight tonnage handled by the Company from the Far East, North America and Europe and (2) increased prices charged by airlines which were passed along to customers. Management also believes that the Company was more efficient during the three and six-month periods ended June 30, 1996 in the handling and routing of shipments through key export gateway locations, particularly in North America. To the extent that it is successful in increasing its concentration of export freight in key export gateway locations, the Company has been able to take advantage of the volume, weight and service-related incentives offered by the direct air carriers.

        Ocean freight net revenues increased 39% and 31%, respectively for the three and six-month periods ended June 30, 1996 as compared with the same period for 1995 as a result of a Company decision to aggressively market extremely competitive ocean freight rates to its customers, primarily on freight moving eastbound from the Far East. During the first three months of 1996, there was severe pricing pressure on this lane. Despite falling prices, the Company was able to substantially maintain margins and expand market share, a development management believes to be significant in assessing its strength in the highly competitive transpacific NVOCC (Non-Vessel Operating Common Carrier) market. During the three months ended June 30, 1996, the pricing situation stabilized somewhat, allowing moderate margin expansion in the second quarter. In addition to increases in the traditional NVOCC and ocean forwarding business, ECMS (Expeditors Cargo Management Systems), the Company's ocean freight consolidation management and purchase order tracking service, was instrumental in providing new business.

        Customs brokerage and import services increased 14% and 18% for the three and six-month periods ended June 30, 1996 as compared with the same period for 1995 as a result of (1) the Company's growing reputation for providing high quality service; (2)consolidation within the customs brokerage market as customers seek out customs brokers with the sophisticated computerized capabilities critical to an overall logistics management program, and (3) the growing importance of distribution services as a separate and distinct service offered to existing and potential customers.

        Salaries and related costs increased during the three and six-month periods ended June 30, 1996 compared with the same period in 1995 as a result of (1) the Company's increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity and (2) increased compensation levels. Salaries and related costs have, however, remained virtually constant as a percentage of net revenue--a measure that management believes is significant in assessing the effectiveness of corporate cost containment objectives. The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the
Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the organic growth in revenues, net revenue and net income for the three and six-month periods ended June 30, 1996 and 1995 are a direct result of the incentives inherent in the Company's compensation program.

        Other operating expenses increased for the three and six-month periods ended June 30, 1996 as compared with the same period in 1995 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company's growing operations. Other operating expenses as a percentage of net revenues remained virtually constant for the three and six-month periods ended June 30, 1996, as compared with the same periods in 1995. Other income, net, increased for the three and six-month periods ended June 30, 1996 as compared with the same periods in 1995 primarily due to higher interest income from increased cash flow.

        The Company pays income taxes in the United States and other jurisdictions. In addition, the Company pays various other taxes, which are typically included in costs of operations. Effective income tax rates per financial statements during the three and six-month periods ended June 30, 1996 were virtually constant as compared with the same periods in 1995.

Currency and Other Risk Factors

        International air/ocean freight forwarding and customs brokerage are intensively competitive and are expected to remain so for the foreseeable future. There are a large number of entities competing in various portions of the global logistics industry, however, the Company's primary competition is confined to a relatively small number of companies within this group. While there is currently a marked trend within the industry toward consolidation into large firms with multinational office and agency networks, regional and local broker/forwarders remain a competitive force.

        Historically, the primary competitive factors in the global logistics industry have been price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. The Company emphasizes quality service and believes that its prices are competitive with those of others in the industry. Recently customers have exhibited a trend toward the more sophisticated and efficient procedures for the management of the logistics supply chain by embracing strategies such as just-in-time inventory management. Accordingly, sophisticated computerized customer service capabilities and a stable worldwide network have become significant factors in attracting and retaining customers.

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

        The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Many of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among these offices or agents. Foreign currency gains and losses recognized during the second quarter of 1996 and 1995 were immaterial.

        The Company has traditionally generated revenues from air freight, ocean freight and customs brokerage and other import services. In light of the customer-driven trend to provide customer rates on a door-to-door basis, management foresees the potential, in the medium to long-term, for fees normally associated with customs house brokerage to be de-emphasized and included as a component of other services offered by the Company.

Liquidity and Capital Resources

        The Company's principal source of liquidity is cash generated from operations. At June 30, 1996, working capital was $73 million, including cash and short-term investments of $38 million. The Company had no long-term debt at June 30, 1996. While the nature of its business does not require an extensive investment in property and equipment, the Company is actively looking for suitable facilities and/or property to acquire at or near airports in certain cities in North America and overseas. During the three month period ended June 30, 1996, the Company purchased land and a 150,000 square foot office and warehouse facility in Inwood, New York and the Company entered into a lease-purchase agreement for a corporate office building located in Seattle, Washington. Including these two facilities, the Company expects to spend approximately $31 million on property and equipment in 1996, which is expected to be financed with cash, short-term floating rate and/or long-term fixed-rate borrowings.

        The Company maintains foreign and domestic borrowings under unsecured bank lines of credit totaling $15 million. At June 30, 1996, the Company was directly liable for $13.7 drawn on these lines of credit and was contingently liable for an additional $13.5 million of standby letters of credit. In addition, the Company maintains a bank facility with its U.K. bank for

$7.75 million of which the Company was contingently liable for $7.4 million. Management believes that the Company's current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

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

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES


PART II.  OTHER INFORMATION
- ---------------------------

ITEM 1. LEGAL PROCEEDINGS
- -------------------------

        The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management's opinion, will have a significant effect on the Company's financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -----------------------------------------------------------

     (a)  The annual meeting of the Shareholders was held on May 8, 1996.

     (b) The following directors were elected to the Board of Directors to serve a term of one year and until their successors are elected and qualified:

                                           For         Withheld
                                           ---         --------
                  P.J. Rose             10,537,674      27,412
                  K.M. Walsh            10,537,714      27,372
                  J.L.K. Wang           10,537,714      27,372
                  J.J. Casey            10,550,514      14,572
                  D.P. Kourkoumelis     10,550,814      14,272
                  J.W. Meisenbach       10,550,396      14,690

     (c)  Not applicable.

     (d)  Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
- ----------------------------------------

     (a)  Exhibits required by Item 601 of Regulation S-K.

               Exhibit
               Number         Description
               --------       -----------
                11.1          Statement re computation of per share earnings

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed in the quarter ended June 30, 1996.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.




August 7, 1996                    /s/ PETER J. ROSE
                                  --------------------------------------------
                                  Peter J. Rose, Chairman
                                  and Chief Executive Officer
                                  (Principal Executive Officer)




August 7, 1996                    /s/ R. JORDAN GATES
                                  --------------------------------------------
                                  R. Jordan Gates, Chief Financial
                                  Officer and Treasurer
                                  (Principal Financial and Accounting Officer)

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                          Form 10-Q Index and Exhibits

                                  June 30, 1996


Exhibit
 Number    Description                                       Page Number
- -------    -----------                                       -----------
 11.1      Statement re computation of per share earnings        14

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