Form 10-Q
period 1996-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 1996-11-14
CIK 746515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1996

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

     At November 11, 1996, the number of shares outstanding of the issuer's Common Stock was 12,102,252.

                               Page 1 of 14 pages.

                      The Exhibit Index appears on page 13.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                           September 30,        December 31,
ASSETS                                        1996                  1995
-------                                    -------------        ------------
                                            (Unaudited)
Current assets:
  Cash and cash equivalents                     $ 41,427              36,142
  Short term investments                             471                 457
  Accounts receivable, net                       161,418             123,793
  Deferred Federal and state taxes                 5,192               4,113
  Other current assets                             5,199               3,862
                                           -------------        ------------
     Total current assets                        213,707             168,367

Property and equipment, net                       42,546              28,242
Other assets, net                                 10,660               7,519
                                           -------------        ------------
                                               $ 266,913             204,128
                                           -------------        ------------
                                           -------------        ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short term borrowings                       $   16,663                 285
  Accounts payable                                94,451              72,238
  Income taxes                                     4,565               3,284
  Other current liabilities                       17,345              11,129
                                           -------------        ------------
     Total current liabilities                   133,024              86,936

Shareholders' equity:
  Preferred stock, par value $.01
     per share. Authorized 2,000,000
     shares; none issued                              --                  --

  Common stock, par value $.01 per share.
     Authorized 40,000,000 shares; issued
     and outstanding 12,112,927 shares at
     September 30, 1996, and 12,010,663 at
      December 31, 1995                              121                 120
  Additional paid-in capital                      13,816              13,129
  Retained earnings                              116,804             100,928
  Equity adjustments from foreign
     currency translation                          3,148               3,015
                                           -------------        ------------
     Total shareholders' equity                  133,889             117,192
                                           -------------        ------------
                                               $ 266,913             204,128
                                           -------------        ------------
                                           -------------        ------------

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                        (In thousands, except share data)

                                   (Unaudited)

                                          Three months ended           Nine months Ended
                                             September 30,               September 30,
                                        ---------------------         ------------------
                                          1996          1995           1996         1995
                                          ----          ----           ----         ----
Revenues:
  Airfreight                            $ 142,071      107,699        350,652      293,325
  Ocean freight                            44,310       37,355        108,964       90,234
  Customs brokerage and import
   services                                18,511       14,114         49,152       40,007
                                        ---------      -------        -------      -------
     Total revenues                       204,892      159,168        508,768      423,566
                                        ---------      -------        -------      -------
                                        ---------      -------        -------      -------

Operating expenses:
  Airfreight consolidation                115,778       88,518        282,899      242,042
  Ocean freight consolidation              32,881       29,378         81,774       70,234
  Salaries and related costs               29,311       22,362         77,952       61,209
  Rent                                      2,264        1,792          6,158        4,959
  Other                                    12,576        9,357         33,972       26,163
                                        ---------      -------        -------      -------
     Total operating expenses             192,810      151,407        482,755      404,607

     Operating income                      12,082        7,761         26,013       18,959

Other income, net                             459          327          1,611        1,206
                                        ---------      -------        -------      -------
     Earnings before income taxes          12,541        8,088         27,624       20,165

Income tax expense                          4,861        3,073         10,784        7,845
                                        ---------      -------        -------      -------
     Net earnings                         $ 7,680        5,015         16,840       12,320
                                        ---------      -------        -------      -------
                                        ---------      -------        -------      -------
  Net earnings per share                     $.60         $.40          $1.32         $.98
                                        ---------      -------        -------      -------
                                        ---------      -------        -------      -------
Weighted average number of
  common shares                        12,844,761   12,626,489     12,770,229   12,543,145
                                       ----------   ----------     ----------   ----------
                                       ----------   ----------     ----------   ----------

                                EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                               AND SUBSIDIARIES
                              Condensed Consolidated Statements of Cash Flows
                                                (In thousands)
                                                 (Unaudited)


                                          Three months ended           Nine months Ended
                                             September 30,               September 30,
                                        ---------------------         ------------------
                                          1996          1995           1996         1995
                                          ----          ----           ----         ----
Operating Activities:
  Net earnings                           $  7,680        5,015         16,840       12,320
  Adjustments to reconcile net
     earnings to net cash provided
     by operating activities:
     Provision for losses on
      accounts receivable                     446           83          1,305          326
     Deferred income tax expense
      (benefit)                               132         (560)          (421)         (95)
     Depreciation and
      amortization                           2070        1,686          5,899        4,820
             Other                            235           80            430          207
  Changes in operating assets and
     liabilities:
     Increase in accounts
      receivable                          (19,686)     (31,643)       (39,804)     (49,557)
     Decrease (Increase) in other
      current assets                          757          (84)        (1,365)      (2,807)
     Increase in
      accounts payable and other
      current liabilities                  11,705       26,303         29,495       36,768
                                         --------     --------       --------      -------
Net cash provided by
  operating activities                      3,339          880         12,379        1,982
                                         --------     --------       --------      -------
Investing Activities:
     Decrease (Increase) in short-
       term investments                     1,584       (1,239)           (17)         279
     Purchase of property and
       equipment                           (2,602)      (2,595)       (20,509)      (6,482)
     Other                                    988          530         (1,746)        (371)
                                         --------     --------       --------      -------
Net cash used in investing
  activities                                  (30)      (3,304)       (22,272)      (6,574)
                                         --------     --------       --------      -------

Financing Activities:
     Short-term borrowings, net             2,945        9,769         16,413       13,648
     Proceeds from issuance of
      common stock                          1,625        1,402          2,570        1,817
     Repurchases of common stock           (1,690)      (1,360)        (2,541)      (1,775)
     Dividends paid                            --           --           (964)        (717)
                                         --------     --------       --------      -------
Net cash provided by
  financing activities                      2,880        9,811         15,478       12,973
Effect of exchange rate changes
  on cash                                    (253)        (311)          (300)          69
                                         --------     --------       --------      -------
Increase in cash and cash
  equivalents                               5,936        7,076          5,285        8,450
Cash and cash equivalents at beginning
  of period                                35,491       22,801         36,142       21,427
                                         --------     --------       --------      -------
Cash and cash equivalents at end
  of period                              $ 41,427       29,877         41,427       29,877
                                         --------     --------       --------      -------
                                         --------     --------       --------      -------

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

Note 2.  Stock Transactions

     On November 12, 1996, the Company announced that the Board of Directors declared a 2-for-1 stock split effected in the form of a stock dividend. The certificates representing additional shares received in the stock dividend will be distributed on or about December 11, 1996 to shareholders of record as of November 25, 1996. The Board of Directors also increased the authorized Common Stock from 40,000,000 to 80,000,000 and this increase will be effective with the filing of the revised Articles of Incorporation with the Secretary of State for the state of Washington during November 1996.

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

RESULTS OF OPERATIONS

     The following table shows the consolidated net revenues (revenues less consolidation expenses) attributable to the Company's principal services and the Company's expenses for the three and nine-month periods ended September 30, 1996 and 1995, expressed as percentages of net revenues. With respect to the Company's services other than freight consolidation, net revenues are identical to revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers' charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

     The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.


                         Three months ended September 30,      Nine months ended September 30,
                                    1996              1995                1996              1995
                          --------------------------------     ---------------------------------
                                 Percent           Percent             Percent           Percent
                                  of net            of net              of net            of net
                        Amount  revenues  Amount  revenues    Amount  revenues  Amount  revenues
                        ------  --------  ------  --------    ------  --------  ------  --------
                                                (Amounts in thousands)
Net Revenues:

Airfreight            $ 26,293       47   19,181       47     $67,753       47    51,283      46
Ocean freight           11,429       20    7,977       19      27,190       19    20,000      18
Customs brokerage and
  import services       18,511       33   14,114       34      49,152       34    40,007      36
                      --------      ---  -------      ---     -------     ----   -------    ----

  Net revenues          56,233      100   41,272      100     144,095      100   111,290     100
                      --------      ---  -------      ---     -------     ----   -------    ----

Operating expenses:

Salaries and
  related costs         29,311       52   22,362       54      77,952       54    61,209      55
Other                   14,840       27   11,149       27      40,130       28    31,122      28
                      --------      ---  -------      ---     -------     ----   -------    ----
  Total operating
    expenses            44,151       79   33,511       81     118,082       82    92,331      83
                      --------      ---  -------      ---     -------     ----   -------    ----
Operating income        12,082       21    7,761       19      26,013       18    18,959      17
Other income, net          459        1      327        1       1,611        1     1,206       1
                      --------      ---  -------      ---     -------     ----   -------    ----
Earnings before
  income taxes          12,541       22    8,088       20      27,624       19    20,165      18
Income tax expense       4,861        8    3,073        7      10,784        7     7,845       7
                      --------      ---  -------      ---     -------     ----   -------    ----
  Net earnings        $  7,680       14% $ 5,015       13%   $ 16,840       12%  $12,320      11%
                      --------      ---  -------      ---     -------     ----   -------    ----
                      --------      ---  -------      ---     -------     ----   -------    ----


     Air freight net revenues increased 37% and 32%, respectively for the three and nine-month periods ended September 30, 1996 as compared with the same period for 1995. This increase was primarily due to (1) increased airfreight tonnage handled by the Company from the Far East, North America and Europe and (2) increased prices charged by airlines which were passed along to customers. Management also believes that the Company was more efficient during the three and nine-month periods ended September 30, 1996 in the handling and routing of shipments through key export gateway locations, particularly in North America. To the extent that it is successful in increasing its concentration of export freight in key export gateway locations, the Company has been able to take advantage of the volume, weight and service-related incentives offered by the direct air carriers.

     Ocean freight net revenues increased 43% and 36%, respectively for the three and nine-month periods ended September 30, 1996 as compared with the same period for 1995 as a result of a Company decision to aggressively market extremely competitive ocean freight rates to its customers, primarily on freight moving eastbound from the Far East. During the first three months of 1996, there was severe pricing pressure on this lane. Despite falling prices, the Company was able to substantially maintain margins and expand market share, a development management believes to be significant in assessing its strength in the highly competitive transpacific NVOCC
(Non-Vessel Operating Common Carrier) market.   During the three months ended
September 30, 1996, the pricing situation continues to stabilize allowing moderate margin expansion in the third quarter. In addition to increases in the traditional NVOCC and ocean forwarding business, ECMS (Expeditors Cargo Management Systems), the Company's ocean freight consolidation management and purchase order tracking service, provided new business.

     Customs brokerage and import services increased 31% and 23% for the three and nine-month periods ended September 30, 1996 as compared with the same period for 1995 as a result of (1) the Company's growing reputation for providing high quality service; (2)consolidation within the customs brokerage market as customers seek out customs brokers with the sophisticated computerized capabilities critical to an overall logistics management program, and (3) the growing importance of distribution services as a separate and distinct service offered to existing and potential customers.

     Salaries and related costs increased during the three and nine-month periods ended September 30, 1996 compared with the same period in 1995 as a result of (1) the Company's increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity and (2) increased compensation levels. Salaries and related costs have, however, decreased marginally as a percentage of net revenue--a measure that management believes is significant in assessing the effectiveness of corporate cost containment objectives. The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the
Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the organic growth in revenues, net revenue and net income for the three and nine-month periods ended September 30, 1996 and 1995 are a direct result of the incentives inherent in the Company's compensation program.

     Other operating expenses increased for the three and nine-month periods ended September 30, 1996 as compared with the same period in 1995 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company's growing operations. Other operating expenses as a percentage of net revenues remained constant for the three and nine-month periods ended September 30, 1996, as compared with the same periods in 1995.

     Other income, net, increased for the three and nine-month periods ended September 30, 1996 as compared with the same periods in 1995 primarily due to higher interest income from increased cash flow.

     The Company pays income taxes in the United States and other jurisdictions. In addition the Company pays various other taxes, which are typically included in costs of operations. Effective income tax rates per financial statements during the three and nine-month periods ended September 30, 1996 were virtually constant as compared with the same periods in 1995.

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

     The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Many of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among these offices or agents. Foreign currency gains and losses recognized during the first three quarters of 1996 and 1995 were immaterial.

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

Liquidity and Capital Resources

     The Company's principal source of liquidity is cash generated from operations. At September 30, 1996, working capital was $81 million, including cash and short-term investments of $42 million. The Company had no long-term debt at September 30, 1996. While the nature of its business does not require an extensive investment in property and equipment, the Company is continuously looking for suitable facilities and/or property to acquire at or near airports in certain cities in North America and overseas. The Company expects to spend approximately $31 million on property and equipment in 1996, which is expected to be financed with cash, short-term floating rate and/or long-term fixed-rate borrowings.

     The Company maintains foreign and domestic borrowings under unsecured bank lines of credit totaling $15 million. At September 30, 1996, the Company was directly liable for $11.1 drawn on these lines of credit and was contingently liable for an additional $13.726 million of standby letters of credit. In addition, the Company maintains a bank facility with its U.K. bank for $7.75 million of which the Company was contingently liable for $7.4 million. Management believes that the Company's current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits required by Item 601 of Regulation S-K.

          Exhibit
          Number       Description
          -------      -----------
           11.1        Statement re computation of per share earnings

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed in the quarter ended September 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.




November 13, 1996          /s/ PETER J. ROSE
                           ------------------------------------------------
                           Peter J. Rose, Chairman
                           and Chief Executive Officer
                           (Principal Executive Officer)




November 13, 1996          /s/ R. JORDAN GATES
                           ------------------------------------------------
                           R. Jordan Gates, Chief Financial Officer
                           and Treasurer
                           (Principal Financial and Accounting Officer)

                 EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                          Form 10-Q Index and Exhibits

                               September 30, 1996


Exhibit
Number    Description                                             Page Number
-------   -----------                                             -----------
 11.1     Statement re computation of per share earnings