Form 10-K405
period 1996-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 1997-03-31
CIK 746515

                        UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from________to__________

Commission File Number: 0-13468

                 EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
             (Exact name of registrant as specified in its charter)

        Washington                                     91-1069248
(State or other jurisdiction              (I.R.S.Employer Identification Number)
of incorporation or organization)

999 Third Avenue, Suite 2500,                            98104
Seattle, Washington                                    (Zip Code)
(Address of principal executive offices)


                                (206) 674-3400

               (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock,
                                                                par value $.01
                                                                per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    At March 10, 1997, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $613,509,208.

    At March 10, 1997, the number of shares outstanding of registrant's Common Stock was 24,282,689.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement for the Registrant's 1997 Annual Meeting of Shareholders to be held on May 7, 1997 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

                                ITEM 1--BUSINESS

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

    The Company, including its majority owned subsidiaries, operates full service offices (-) in the major cities identified below. Full service offices have also been established in locations where the Company maintains unilateral control over assets and operations and where the existence of the parent subsidiary relationship is maintained by means other than record ownership of voting stock (#). In other cities, the Company contracts with independent agents to provide required services and has established over 120 such relationships world-wide. Locations where Company employees perform sales and customer service functions are identified below as international service centers (*). In each case, the opening date for the full service office or international service center is set forth in parenthesis.


NORTH AMERICA                                          SOUTH AMERICA                  FAR EAST
-------------                                          -------------                  --------
UNITED STATES
- Seattle (5/79)           - Buffalo-Peace              BRAZIL                         CHINA
- Chicago (7/81)              Bridge (12/96)            - Sao Paulo (9/95)             - Beijing (7/94)
- San Francisco (7/81)     - Lewiston-Queenston         - Rio de Janeiro (9/95)        - Guangzhou (4/94)
- New York (11/81)            (12/96)                   - Campinas (9/95)              - Dalian (7/94)
- Los Angeles (5/82)       - El Paso (1/97)                                            - Shanghai (7/94)
- Atlanta (8/83)           - Laredo (2/97)              CHILE                          - Shenzen (7/94)
- Boston (11/85)           - Nogales (2/97)             - Santiago (2/95)              - Quingdao (7/94)
- Miami (3/86)                                                                         - Tianjin (7/94)
- Minneapolis (7/86)       PUERTO RICO                                                 - Xi'an (7/94)
- Denver (2/88)            - San Juan (5/95)                                           - Xiamen (7/94)
- Detroit (7/88)                                                                       - Nanjing (8/95)
- Portland (7/88)          CANADA
- Cincinnati (8/89)        - Toronto (5/84)                                            HONG KONG (9/81)
- Cleveland (7/90)         - Vancouver (9/95)
- Phoenix (7/91)                                                                       INDONESIA
- Louisville (10/91)       MEXICO                                                      # Jakarta (12/90)
- St. Louis (4/92)         - Mexico City (6/95)                                        # Surabaya (2/92)
- Houston (4/92)
- Baltimore (4/92)                                                                     JAPAN
- Dallas (5/92)                                                                        - Tokyo (3/91)
- Columbus (6/92)                                                                      - Osaka (9/96)
- Charlotte (7/92)
- Newark (9/94)                                                                        KOREA
- Philadelphia (3/95)                                                                  - Pusan (10/94)
- Charleston (6/95)                                                                    - Seoul (10/94)
- Memphis (8/95)                                                                       - Bupyung (6/96)
- Salt Lake City (11/95)                                                               - Chonan (6/96)
* Syracuse (4/96)                                                                      - Kwangju (6/96)
- Norfolk (9/96)                                                                       - Kumi (6/96)
- Indianapolis (11/96)                                                                 - Masan (6/96)
- Port Huron-Blue Water                                                                - Taegu (6/96)
   Bridge (12/96)
- Detroit-Ambassador                                                                   MALAYSIA
   Bridge (12/96)                                                                      - Penang (11/87)
- Dearborn-CPC (12/96)                                                                 - Kuala Lumpur (6/90)
                                                                                       * Johore Bharu (03/96)


                                                           NEAR/MIDDLE
                                                           ------------
                                                           EAST                     AFRICA
                                                           ----                     ------
SINGAPORE (9/81)                 PORTUGAL
                                 - Lisbon (10/91)          BANGLADESH               EGYPT
TAIWAN                           - Oporto (10/91)          * Dacca (6/89)           - Cairo (2/95)
# Taipei (9/81)                                            * Chittagong (8/93)      - Alexandria (2/95)
# Kaohsiung (9/81)               SPAIN
# Taichung (9/81)                - Barcelona (1/94)        INDIA                    SOUTH AFRICA
# Hsin-Chu (9/89)                - Madrid (1/94)           - New Delhi (7/96)       - Johannesburg (3/94)
                                 - Alicante (4/96)         - Mumbai                 - Durban (3/94)
                                                              (Bombay) (12/96)      - Capetown (1/97)
THAILAND
- Bangkok (9/94)                 SWEDEN                    KUWAIT
                                 - Stockholm (1/94)        # Kuwait City (12/91)
                                 - Goteborg (1/94)
EUROPE                                                     LEBANON
------                           UNITED KINGDOM            - Beirut (4/93)
                                 - London (4/86)
AUSTRIA                          - Manchester (11/88)      PAKISTAN
- Salzburg (11/95)               - Birmingham (3/90)       - Karachi (9/96)
- Vienna (11/95)                 - Glasgow (4/92)          - Lahore (9/96)
                                 - Bedford (6/94)
BELGIUM                                                    SAUDI ARABIA
- Brussels (7/90)                AUSTRALASIA               # Riyadh (7/92)
- Antwerp (4/91)                 -----------               # Jeddah (7/92)

FINLAND                          AUSTRALIA
- Helsinki (4/94)                - Sydney (8/88)           SRI LANKA
                                 - Melbourne (8/88)        # Colombo (3/95)
FRANCE                           - Brisbane (10/93)
- Paris (1/97)                   - Perth (12/94)           TURKEY
- Espinal (1/97)                                           * Istanbul (5/91)
- Lyon (1/97)                    NEW ZEALAND
- Lille (3/97)                   -Auckland (8/88)          U.A.E.
                                                           * Dubai (10/92)
GERMANY                                                    * Abu Dhabi (1/94)
- Frankfurt (4/92)
- Munich (4/92)
- Dusseldorf (4/92)                                        CYPRUS
- Stuttgart (4/92)                                         * Nicosia (6/96)
- Hamburg (1/93)

GREECE
* Athens (1/91)

IRELAND
- Dublin (3/97)
- Cork (3/97)
- Shannon (3/97)

ITALY
- Milan (4/93)
- Verona (4/93)

NETHERLANDS
- Amsterdam (6/94)
- Rotterdam (3/95)



    The Company was incorporated in the State of Washington in May 1979. Its executive offices are located at 999 Third Avenue, Suite 2500, Seattle, Washington, and its telephone number is (206) 674-3400.

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

                                AIRFREIGHT SERVICES

    Airfreight services accounted for approximately 47, 47 and 48 percent of the Company's 1996, 1995, and 1994 consolidated revenues net of freight consolidation expenses ("net revenues"), respectively. When performing airfreight services, the Company typically acts either as a freight consolidator or as an agent for the airline which carries the shipment. When acting as a freight consolidator, the Company purchases cargo space from airlines on a volume basis and resells that space to its customers at lower rates than the customers could obtain directly from airlines. When moving shipments between points where the volume of business does not facilitate consolidation, the Company receives and forwards individual shipments as the agent of the airline which carries the shipment. Whether acting as an agent or consolidator, the Company offers its customers knowledge of optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with space availability in periods of peak demand.

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

    The Company typically delivers shipments from a Company warehouse at the origin to the airline after consolidating the freight into containers or onto pallets. Shipments normally arrive at the destination distribution point within forty-eight hours after such delivery. During peak shipment periods, cargo space available from the scheduled air carriers can be limited and backlogs of freight shipments may occur. When these conditions exist, the Company may charter aircraft to meet customer demand.

    The Company consolidates individual shipments based on weight and volume characteristics in cost-effective combinations. Typically, as the weight or volume of a shipment increases, the cost per pound/kilo or cubic inch/centimeter charged by the Company decreases. The rates charged by airlines to forwarders and others also generally decrease as the weight or volume of the shipment increases. As a result, by aggregating shipments and presenting them to an airline as a single shipment, the Company is able to obtain a lower rate per pound/kilo or cubic inch/centimeter than that which it charges to its customers for the individual shipment, while generally offering the customer a lower rate than could be obtained from the airline for an unconsolidated shipment.

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

                     CUSTOMS BROKERAGE AND IMPORT SERVICES

    Customs brokerage and import services accounted for approximately 34, 35, and 37 percent of the Company's 1996, 1995, and 1994 consolidated net revenues, respectively. As a customs broker, the Company assists importers to clear shipments through customs by preparing required documentation, calculating and providing for payment of duties on behalf of the importer, arranging for any required inspections by governmental agencies, and arranging for delivery. The Company also provides other services at destination including temporary warehousing, inland transportation, inventory manipulation and management, cargo insurance and product distribution.

    The Company provides customs clearance services in connection with many of the shipments it handles as a freight forwarder. However, substantial customs brokerage revenues are derived from customers that elect to use a competing forwarder. Conversely, shipments handled by the Company as a forwarder may be processed by another customs broker selected by the customer.

    The Company also provides custom clearances for goods moving by rail and truck between the United States, Canada and/or Mexico. The commodities being cleared and the time sensitive nature of the border brokerage business required the Company to make significant modifications to its systems and traditional office structure in order to provide competitive service. Management believes that success in the border brokerage business will be an important addition to the Company's global logistics strategy.

    During 1996 the Company established a subsidiary, Expeditors Consulting Services, L.L.C., to respond to customer driven requests for high-end customs consulting services. The demand for these services was stimulated by the changes made by US Customs Service in response to the 1993 Customs Modernization Act. Fees for these non-transactional services are based upon hourly billing rates and bids for mutually agreed procedures.

    There is currently a noticeable trend, prompted by customer demand, to quote rates on a door-to-door basis. Management foresees the potential, in the medium to long-term, for fees normally associated with customs clearance to be de-emphasized and included as a component of other services offered by the Company.

                               OCEAN FREIGHT SERVICES

    Ocean freight services accounted for approximately 19, 18 and 15 percent of the Company's 1996, 1995, and 1994 consolidated net revenues, respectively. The Company's revenues as an ocean freight forwarder are derived from commissions paid by the carrier and revenues from fees charged to customers for ancillary services which the Company may provide, such as preparing documentation, procuring insurance, arranging for packing and crating services, and providing consultation. The Company operates Expeditors International Ocean ("EIO"), a Non-Vessel Operating Common Carrier ("NVOCC") specializing in ocean freight consolidation from the Far East to the United States. EIO also provides service, on a smaller scale, to and from any location where the Company has an office or agent. As an NVOCC, EIO contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate. EIO solicits less than container load ("LCL") freight to fill the containers and charges lower rates than those available directly from shipping lines. EIO also handles full container loads for customers that do not have annual shipping volumes sufficient to negotiate comparable contracts directly with the ocean carriers. The Company does not own vessels and generally does not physically handle the cargo.

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

    Historically, the primary competitive factors in the global logistics services industry have been price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. The Company emphasizes quality service and believes that its prices are competitive with the prices of others in the industry. Recently, larger customers have exhibited a trend toward more sophisticated and efficient procedures for the management of the logistics supply chain by embracing strategies such as just-in-time inventory management. This trend has made computerized customer service capabilities a significant factor in attracting and retaining customers. These computerized customer service capabilities include customized Electronic Data Interchange, or EDI, and on-line freight tracing and tracking applications. The customized EDI applications allow the transfer of key information between the customers' systems and the Company's systems. Freight tracing and tracking applications allows customers to know the location, transit time and estimated delivery time of inventory in transit.

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


                                   EMPLOYEES

    At February 28,1997, the Company employed approximately 3,250 people, 1,550 in the United States and 40 in the balance of North America, 30 in South America, 360 in Europe, 1,100 in the Far East & Australasia, 110 in the Near/Middle East and 60 in Africa. Approximately 330 of the Company's employees are engaged principally in sales and marketing and customer service, 2,150 in operations and 770 in finance and administration. The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be satisfactory.



    In order to retain the services of highly qualified, experienced, and motivated employees, the Company places considerable emphasis on its incentive compensation programs and stock option plans.

                       EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the names, ages, and positions of current executive officers of the Company.

NAME                                          AGE                  POSITION
-------------------------------------------   ---  -------------------------------------------
Peter J. Rose..............................    54   Chairman and Chief Executive Officer and director
                                                    President and Chief Operating Officer and
Kevin M. Walsh.............................    46   director
                                                    Executive Vice President and Director-Far
James L.K. Wang............................    49   East and director
                                                    Executive Vice President and Director-North
Glenn M. Alger.............................    40   America
William J. Coogan..........................    42   Senior Vice President-Ocean Cargo
                                                    Senior Vice President-Air Cargo and
Rommel C. Saber............................    39   Director-Middle East
Michael R. Claydon.........................    49   Director-Europe
Timothy C. Barber..........................    37   Vice President-Sales and Marketing
R. Jordan Gates............................    41   Chief Financial Officer and Treasurer
                                                    Vice President-General Counsel and
Jeffrey J. King............................    42   Secretary
David M. Lincoln...........................    38   Vice President-Systems Management
Charles J. Lynch...........................    36   Corporate Controller

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

    Glenn M. Alger joined the Company in July 1981 as a Regional Manager. Mr. Alger was elected Vice President in October 1988, Senior Vice President and Regional Manager in January 1992, and Senior Vice President in January 1993. In March 1997, Mr. Alger was elected Executive Vice President and
Director-North America.

    William J. Coogan was employed as New York Ocean Manager of EIO when it was acquired by the Company in May 1985. Mr. Coogan was promoted to East Coast Regional Sales Manager of the Company in June 1986, District Manager of the Company's New York office in July 1988, and Senior Vice President of EIO in April 1989. Mr. Coogan was elected Senior Vice President--Ocean in February 1993 and Senior Vice President-Ocean Cargo in May 1996.

    Rommel C. Saber joined the Company as Director-Middle/Near East in February 1990 and was elected Senior Vice President-Sales and Marketing in January 1993. In September 1993, Mr. Saber was elected Senior Vice President-Air Export. Mr. Saber was elected Senior Vice President-Air Cargo and Director-Middle East in May 1996.

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

    David M. Lincoln joined the Company as its Controller-U.S. Operations in March 1984. Mr. Lincoln served as Corporate Controller of the Company from May 1986 to January 1991, and was elected Vice President-Systems Management in December 1989. Mr. Lincoln was elected Vice President-Information Systems in May 1996.

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

    When providing warehouse and distribution services, the Company limits its legal liability by contract and tariff to an amount generally equal to the lower of fair value or fifty cents per pound with a maximum of fifty dollars per "lot"--which is defined as the smallest unit that the warehouse is required to track. Upon payment of a surcharge for warehouse and distribution services, the Company will assume additional liability.

    The Company maintains marine cargo insurance covering claims for losses attributable to missing or damaged shipments for which it is legally liable. The Company also maintains insurance coverage for the property of others which is stored in Company warehouse facilities.

ITEM 2--PROPERTIES

    The Company owns a 27,200 square foot office facility near Seattle-Tacoma International Airport, an 80,000 square foot office and warehouse facility on a ten-acre parcel near O'Hare International Airport in Chicago, a 5,500 square foot office facility in the Tsim Sha Tsui East district of Kowloon, Hong Kong, and a 10,900 square foot office facility in Taipei, Taiwan. The Company also owns a 23,400 square foot office and warehouse facility on a long-term renewable land lease at the Brussels Cargo facility in Brussels, Belgium. During 1996, the Company purchased a 150,000 square foot warehouse with the underlying land in Nassau County, New York. The Company also purchased a 130,000 square foot office building in downtown Seattle, Washington. The Company intends to renovate and expand the building and will initially occupy approximately 60,000 square feet as a new corporate office. The remaining square footage will be leased to tenants.

    The Company leases and maintains 32 additional offices and satellite locations in the United States and 78 offices throughout the world, each located close to an airport, ocean port, or on an important border crossing. The majority of these facilities contain warehouse facilities. Lease terms are either on a month-to-month basis or terminate at various times through 2007. As an office matures, the Company will investigate the possibility of building or buying suitable facilities. Lease payments currently aggregate approximately $665,000 per month. See Note 5 to the Company's Consolidated Financial Statements. The Company believes that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.

ITEM 3--LEGAL PROCEEDINGS

    The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management's opinion, will have a significant effect on the Company's financial condition.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Inapplicable.

                                    PART II

         ITEM 5--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS

    The following table sets forth the high and low sale prices in the over-the-counter market for the Company's Common Stock as reported by The NASDAQ National Market System under the symbol EXPD.

     COMMON STOCK
       QUARTER                               HIGH        LOW                       HIGH         LOW
----------------------------------------- ---------  ---------                  ------------  ---------
1996                                                              1995
First.....................................  15         11 1/2     First            11 5/8       9 7/8
Second....................................  16 1/2     13         Second           12 1/2      10 1/2
Third.....................................  18 1/4     13 5/8     Third            14 1/8      10 1/2
Fourth....................................  23 1/4     17 1/4     Fourth           14 1/8      11 3/8

    There were 609 shareholders of record as of December 31, 1996. Management estimates that there were approximately 4,500 beneficial shareholders at that date.

    In 1995 and 1996, the Board of Directors declared a semi-annual dividend of $.03 per share and $.04 per share, respectively, which was paid as follows:


    1995                 15 June
                         15 December
    1996                 17 June
                         16 December



ITEM 6--SELECTED FINANCIAL DATA

Financial Highlights
In thousands except per share data

                                                               1996       1995       1994       1993       1992
                                                            ----------  ---------  ---------  ---------  ---------
Revenues..................................................  $  730,088    584,691    450,607    361,487    333,166
Net earnings..............................................      24,263     17,395     13,217     10,167     11,279
Net earnings per share....................................         .95        .69        .54        .42        .47
Cash dividends paid per share.............................         .08        .06        .05        .05     --
Working capital...........................................      83,468     81,431     68,464     60,847     53,498
Total assets..............................................     271,986    204,128    162,788    144,314    118,029
Long-term debt............................................      --         --         --         --            789
Shareholders' equity......................................     140,011    117,192    101,110     87,641     78,993
Weighted average shares outstanding.......................      25,644     25,166     24,550     24,051     24,123

    All share and per share information has been adjusted to reflect two 2-for-1 stock splits effected in November, 1993 and November, 1996.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES LITIGATION
 REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

    From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. The words or phrases "will likely result", "are expected to",'will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

    The risks included here are not exhaustive. Furthermore, reference is also made to other sections of this report which include additional factors which could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all of such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a guarantee of actual results.

    Shareholders should be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company's policy to disclose to such analysts any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of such statement or report. Furthermore, the Company has a policy against issuing financial forecasts or projections or confirming the accuracy of forecasts or projections issued by others. Accordingly, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

International Trade         The Company primarily provides services to
                            customers engaged in international commerce.
                            Everything that effects international trade has the potential to expand or contact the Company's primary market.

Third Party Vendors         The Company is a non-asset based supplier of global
                            logistics services. As a result the Company depends on a variety of asset based third party vendors. The quality and profitability of the Company's services depend upon effective selection, management and discipline of third party vendors.

Predictability of Results   The Company is not aware of any accurate means of
                            forecasting short term customer requirements.
                            However, long term customer satisfaction depends upon the Company's ability to meet these unpredictable short term customer requirements.
                            Personnel costs, the Company's single largest variable expense, are always less flexible in the very near term as the Company must staff to meet uncertain demand. As a result, short term operating results could be disproportionately effected.

Foreign Operations          The majority of the Company's revenues and
                            operating income come from operations conducted outside the United States. To maintain a global service network, the Company may be required to operate in hostile locations.

Key Personnel               The Company is a service business. The quality of
                            this service is directly related to the quality of the Company's employees. Identifying, training and retaining key employees is essential to continued growth and future profitability.
                            Continued loyalty to the Company will not be assured by contract.

Technology                  Increasingly, the Company must compete based upon
                            the flexibility and sophistication of the technologies utilized in preforming its core businesses. Future results depend upon the Company's success in the cost effective development and integration of communication and information systems technologies.

Growth To date the Company has relied primarily upon organic growth and has tended to avoid growth through acquisition. Future results will depend upon the Company's ability to continue to grow internally or to demonstrate the ability to successfully identify and integrate non-dilutive acquisitions.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto contained elsewhere within this document.

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

    The Company's ability to provide services to its customers is highly dependent on good working relationships with a variety of entities including airlines, ocean steamship lines, and governmental agencies. The Company considers its current working relationships with these entities to be satisfactory. However, changes in space allotments available from carriers, governmental deregulation efforts, "modernization" of the regulations governing customs brokerage, and/or changes in governmental quota restrictions could affect the Company's business in unpredictable ways.

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

RESULTS OF OPERATIONS

    The following table shows the consolidated net revenues (revenues less consolidation expenses) attributable to the Company's principal services and the Company's expenses for 1996, 1995 and 1994, expressed as percentages of net revenues. With respect to the Company's services other than consolidation, net revenues are identical to revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the

Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers' charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

                                                             1996                    1995                     1994
                                                   ------------------------  --------------------  ---------------------------
                                                                   PERCENT               PERCENT                    PERCENT
                                                                   OF NET                OF NET                     OF NET
IN THOUSANDS                                          AMOUNT      REVENUES    AMOUNT    REVENUES      AMOUNT       REVENUES
-------------------------------------------------  -------------  ---------  ---------  ---------  ------------  -------------
Net revenues:
Airfreight.......................................  $      94,954         47% $  71,642        47%    $  57,289           48%
Ocean freight....................................         38,304         19     27,768        18        17,477           15
Customs brokerage and import services............         69,077         34     54,663        35        44,374           37
                                                   -------------  ---------  ---------  ---------  ------------      -------
Net revenues.....................................        202,335        100    154,073       100       119,140           100
                                                   -------------  ---------  ---------  ---------  ------------      -------

Operating expenses:
Salaries and related costs.......................        108,797         54     84,272         55        64,177           54
Other............................................         56,113         27     42,950         28        33,609           28
                                                   -------------  ---------  ---------  ---------  ------------      -------
Total operating expenses.........................        164,910         81    127,222         83        97,786           82
                                                   -------------  ---------  ---------  ---------  ------------      -------
Operating income.................................         37,425         19     26,851         17        21,354           18
Other income, net................................          2,159          1      1,548          1         1,034            1
                                                   -------------  ---------  ---------  ---------  ------------      -------
Earnings before income taxes.....................         39,584         20     28,399         18        22,388           19
Income tax expense...............................         15,321          8     11,004          7         9,171            8
                                                   -------------  ---------  ---------  ---------  ------------      -------
Net earnings.....................................  $      24,263         12% $  17,395         11% $     13,217           11%
                                                   -------------  ---------  ---------  ---------  ------------      -------
                                                   -------------  ---------  ---------  ---------  ------------      -------

1996 compared with 1995

    Airfreight net revenues in 1996 increased 33% compared with 1995 primarily due to (1) increased airfreight shipments and tonnages handled by the Company from the Far East to North America and Europe, (2) increased prices charged by the airlines which were passed along to customers, and (3) increased export airfreight shipments and tonnages from North America and Europe, and from North America to Australia and the Middle East. The Company's North American export airfreight net revenues increased 32% in 1996 compared to 1995. Airfreight net revenues from the Far East and from Europe increased 46% and 6%, respectively, for 1996 compared with 1995.

    Ocean freight net revenues increased 38% in 1996 compared to 1995. During the first three quarters of 1996, the ocean freight market to North America from the Far East was severely impacted by extreme overcapacity on the part of direct ocean carriers. This overcapacity situation was largely the result of new vessels being placed into service. As a result, ocean freight rates during this period dropped precipitously. However, due to aggressive marketing and its relations with direct ocean carriers, management was able to expand market share, increase ocean tonnage, expand margins and increase net ocean freight revenues while still being able to offer competitive market rates to its customers. In addition to increases in the traditional NVOCC (Non-Vessel Operating Common Carrier) and ocean forwarding business, E.C.M.S. (Expeditors Cargo Management Systems), a PC-based ocean freight consolidation management and purchase order tracking service, continues to be instrumental in providing new business. The Company's North American export ocean freight net revenues increased 31% in 1996 compared to 1995. This increase was a result of the Company handling more ocean shipments moving from North America to the Far East and, to a lesser extent, from North America to Europe. Ocean freight net revenues from the Far East and from Europe increased 54% and 10%, respectively, for 1996 compared with 1995.

    Customs brokerage and import services revenue increased 26% in 1996 as compared with 1995 as a result of (1) the Company's growing reputation for providing high quality service, (2) consolidation within the customs brokerage market as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program, and (3) the growing importance of distribution services as a separate and distinct service offered to existing and potential customers-- distribution services accounted for nearly 12% of the increase in customs brokerage and import services revenues for 1996 compared with 1995.

    Salaries and related costs increased annually as a result of (1) the Company's increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity and (2) increased compensation levels. Salaries and related costs decreased approximately 1% as a percentage of net revenues. This 1% decrease is largely attributable to increased net revenues in both new and existing offices without a commensurate increase in personnel cost. The relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the growth in revenues, net revenues and net earnings for 1996, (and 1995 and 1994) are directly impacted by the incentives inherent in the Company's compensation program.

    Other operating expenses increased in 1996 as compared with 1995 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company's growing operations. Other operating expenses as a percentage of net revenues decreased 1% in 1996 as compared with 1995 due to increased revenues in both new and existing offices and the realization of certain economies of scale.

    Other income, net, increased in 1996 as compared to 1995 primarily due to higher interest income earned, as a result of higher positive cash flow during 1996 and resulting in higher interest income on the Company's invested cash balances. In addition, due to the change in the Company's tax policy effected January 1, 1993, line of credit borrowings in the United States were kept at a minimum level by repatriating cash from overseas subsidiaries. This is very significant to the Company's U.S. operations where the Company is most active in its role as a customs broker and regularly advances duties on behalf of customers.

    The Company pays income taxes in the United States and other jurisdictions, as well as other taxes, which are typically included in costs of operations. The Company's consolidated effective income tax rate remained constant at 38.7% for both 1996 and 1995.

1995 compared with 1994

    Airfreight net revenues in 1995 increased 25% compared with 1994 primarily due to (1) increased airfreight shipments and tonnages handled by the Company from the Far East to North America and Europe, (2) increased prices charged by the airlines which were passed along to customers, and (3) increased export airfreight shipments and tonnages from North America and Europe, and from North America to Australia and the Middle East. The Company's North American export airfreight net revenues increased 24% in 1995 compared to 1994. Airfreight net revenues from the Far East and from Europe increased 14% and 46%, respectively, for 1995 compared with 1994.

    Ocean freight net revenues increased 59% in 1995 compared to 1994 a result of the Company being able to aggressively market extremely competitive ocean freight rates to its customers, primarily on freight from the Far East to North America. The ability to offer these competitive rates was due to favorable contracts with certain key ocean carriers from whom the Company contracts space on a wholesale basis to be offered to its customers on a retail basis.

    The Company was able to expand market share while at the same time increase its ocean freight margins. In addition to increases in the traditional NVOCC and ocean forwarding business, E.C.M.S., was instrumental in providing new business. The Company's North American export ocean freight net revenues increased 52% in 1995 compared to 1994. This increase was a result of the Company handling more ocean shipments moving from North America to Europe, and, from North America to the Far East. Ocean freight net revenues from the Far East and from Europe increased 71% and 71%, respectively, for 1995 compared with 1994.

    Customs brokerage and import services revenue increased 23% in 1995 as compared with 1994 as a result of (1) the Company's growing reputation for providing high quality service, (2) consolidation within the customs brokerage market as customers seek out customs brokers with more sophisticated computerized capabilities, critical to an overall logistics management program, and (3) the growing importance of distribution services as a separate and distinct service offered to existing and potential customers-distribution services accounted for nearly 15% of the increase in Customs brokerage and import services revenues for 1995 compared with 1994.

    Salaries and related costs increased annually as a result of, (1) the Company's increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity and (2) increased compensation levels. Salaries and related costs increased approximately 1% as a percentage of net revenues. This small

1% increase is largely attributable to increased staffing related to the opening of new offices, principally in Latin America and Europe, in the last six months of 1995.

    Other operating expenses increased in 1995 as compared with 1994 as rent expense, communications expense, quality and training expenses, and other costs to accommodate the Company's growing operations. Other operating expenses as a percentage of net revenues remained constant in 1995 as compared with 1994.

    Other income, net, increased in 1995 as compared to 1994 primarily due to higher interest income earned, as a result of higher positive cash flow during 1995 and resulting in higher interest income on the Company's invested cash balances.

    The Company pays income taxes in the United States and other jurisdictions, as well as other taxes, which are typically included in costs of operations. The Company's consolidated effective income tax rate decreased in 1995 to 38.7% compared with 41% in 1994. This decrease is a result of lower state taxes in the state of California allowed because of changes in that state's unitary tax regulations and also as a result of the reversal of certain valuation allowances established in 1994 and earlier. These valuation allowances related to net operating loss carryforwards generated at the time the actual losses were incurred in foreign countries, but were not recognized as a reduction in income tax expense until actually utilized to offset subsequent taxable income.

CURRENCY AND OTHER RISK FACTORS

    International air/ocean freight forwarding and customs brokerage are intensively competitive and are expected to remain so for the foreseeable future. There are a large number of entities competing in the global logistics industry, however, the Company's primary competition is confined to a relatively small number of companies within this group. While there is currently a marked trend within the industry toward consolidation into large firms with multinational office and agency networks, regional and local broker/ forwarders remain a competitive force.

    Historically, the primary competitive factors in the international logistics industry have been price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. The Company emphasizes quality service and believes that its prices are competitive with those of others in the industry. Recently customers have exhibited a trend towards more sophisticated and efficient procedures for the management of the logistics supply chain by embracing strategies such as just-in-time inventory management. This trend has made having sophisticated computerized customer service capabilities and a stable worldwide network significant factors in attracting and retaining customers.

    Developing these systems and a worldwide network has added a considerable indirect cost to the services provided to customers. Smaller and middle-tier competitors, in general, do not have the resources available to develop customized systems and a worldwide network. As a result, there is a significant amount of consolidation currently taking place in the industry. Management expects that this trend toward consolidation will continue for the short- to medium-term. Historically, growth through aggressive acquisition has proven to be a challenge for many of the Company's competitors and typically involves the purchase of significant "goodwill," the value of which can be realized in large measure only by retaining the customers and profit margins of the acquired business. As a result, the Company has pursued a strategy emphasizing organic growth supplemented by certain strategic acquisitions.

    The nature of the Company's worldwide operations necessitate the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Many of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among these offices or agents. Foreign currency gains and losses recognized during 1996, 1995 and 1994 were immaterial.

    The Company has traditionally generated revenues from airfreight, ocean freight and customs brokerage and import services. In light of the customer-driven trend to provide customer rates on a door-to-door basis, management foresees the potential, in the medium- to long-term, for fees normally associated with customs house brokerage to be de-emphasized and included as a component of other services offered by the Company.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal source of liquidity is cash generated from operations. At December 31, 1996, working capital was $83 million, including cash and short-term investments of $37 million. The Company had no long-term debt at December 31, 1996. The Company purchased land and a 150,000 square foot office and warehouse facility in Inwood, New York and a new corporate office building located in Seattle, Washington. While the nature of its business does not require an extensive investment in property and equipment, the Company cannot eliminate the possibility that it could acquire an equity interest in facilities and/or property at or near airports. The Company currently expects to spend approximately $30 million on property and equipment in 1997, which is expected to be financed with cash, short-term floating rate, and/or long-term fixed-rate borrowings.

    The Company borrows internationally and domestically under unsecured bank lines of credit totaling $31.7 million. At December 31, 1996, the Company was directly liable for $3.5 million drawn on these lines of credit and was contingently liable for an additional $14.9 million of standby letters of credit. In addition, the Company maintains a bank facility with its U.K. bank for $8.05 million. The Company was contingently liable at December 31, 1996 for the entire $8.05 million.

    Management believes that the Company's current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

    In some cases, the Company's ability to repatriate funds from foreign operations is subject to foreign exchange controls. These matters, at the current time, do not have a significant impact on the Company's operations. The repatriation of certain undistributed earnings of the Company's subsidiaries would, under most circumstances, require the Company to pay some additional Federal and state income tax. The Company has not provided for this additional tax on undistributed earnings accumulated through December 31, 1992 because the Company intends to reinvest such earnings to fund the expansion of its foreign activities, or to distribute them in a manner in which no significant additional taxes would be incurred. At December 31, 1996, the total of such pre-1993 undistributed earnings was approximately $41.9 million and the associated Federal and state tax that would be payable on any hypothetical repatriation of these earnings approximates $10.1 million.

IMPACT OF INFLATION

    To date, the Company's business has not been adversely affected by inflation, nor has the Company experienced significant difficulty in passing carrier rate increases on to its customers by means of price increases. Direct carrier rate increases could occur over the short- to medium-term period. Due to the high degree of competition in the market place, these rate increases might lead to an erosion in the Company's margins. However, as the Company is not required to purchase or maintain extensive property and equipment and has not otherwise incurred substantial interest rate-sensitive indebtedness, the Company currently has no direct exposure to increased costs resulting from increases in interest rates.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following documents are filed on the pages listed below, as part of Part II, Item 8 of this report.

DOCUMENT                                                     PAGE
---------------------------------------------------      --------------
1. Financial Statements and Accountants' Report:
     Independent Auditors' Report..................            F-1
   Consolidated Financial Statements:
     Balance Sheets as of December 31, 1996 and
       1995........................................            F-2
     Statements of Earnings for the Years Ended
       December 31, 1996, 1995 and 1994............            F-3
     Statement of Shareholders' Equity for the
       Years Ended December 31, 1996, 1995 and
       1994........................................            F-4
     Statement of Cash Flows for the Years Ended
       December 31, 1996, 1995 and 1994............            F-5
     Notes to Consolidated Financial Statements....       F-6 through F-14

2. Financial Statement Schedules:
     Schedule II...................................            S-1


ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

    Inapplicable.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference to information under the caption "Proposal 1--Election of Directors" and to the information under the caption "Section 16(a) Reporting Delinquencies" in the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 1997. See also Part I--Item 1--Executive Officers of the Registrant.

ITEM 11--EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to information under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 1997.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to information under the captions "Voting Securities and Principal Holders" and "Proposal 1--Election of Directors" in the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 1997.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to information under the caption "Executive Compensation" and "Certain Transactions" in the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 1997.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



(a) 1. FINANCIAL STATEMENTS
                                                                                 Page
                                                                                ------

       Independent Auditors' Report                                              F-1

       Consolidated Balance Sheets as of December 31, 1996 and 1995              F-2

       Consolidated Statements of Earnings for the Years Ended December 31,      F-3
       1996, 1995 and 1994

       Consolidated Statements of Shareholders' Equity for the Years Ended       F-4
       December 31, 1996, 1995 and 1994

       Consolidated Statements of Cash Flows for the Years Ended December 31,    F-5
       1996, 1995 and 1994

       Notes to Consolidated Financial Statements                                F-6

    2. FINANCIAL STATEMENT SCHEDULES

       Included in Part IV of this report:

       Schedules:

       II Valuation and Qualifying Accounts                                      S-1



    Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

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

        (3) Form of Employment Agreement executed by certain of the Company's Principal foreign employees. See Exhibit 10.2.

        (4) Form of Employment Agreement executed by the Company's Director -Europe. See Exhibit 10.3.

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

(b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report on Form 10-K.

(c) EXHIBITS


  EXHIBIT
  NUMBER                                                      EXHIBIT
-----------  ---------------------------------------------------------------------------------------------------------

       3.1   The Company's Restated Articles of Incorporation and the Articles of Amendment thereto dated December 9,
             1993. (Incorporated by reference to Exhibit 3.1 to Form 10-K, filed on or about March 31, 1995.)

     3.1.1   Articles of Amendment to the Restated Articles of Incorporation dated November 12, 1996.

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



  EXHIBIT
  NUMBER                                                      EXHIBIT
-----------  ---------------------------------------------------------------------------------------------------------

      10.3   Form of Employment Agreement executed by the Company's
             Director--Europe. (Incorporated by reference to Exhibit 10.7 to Form 10-K, filed on or about March 28, 1991.)

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


  EXHIBIT
  NUMBER                                                      EXHIBIT
-----------  ---------------------------------------------------------------------------------------------------------


     10.25   Loan Modification Agreement Between the Company and Seattle-First National Bank dated August 2, 1995 amending the maximum principal amount of the Company's unsecured line of credit to $15,000,000 and increasing the Company's maximum obligation under the Revolving Note to $15,000,000.
             (Incorporated by reference to Exhibit 10.25 to Form 10-K, filed on or about April 1, 1996. Superseded by Exhibit 10.27 to this Report.)

     10.26   Loan Modification Agreement Between the Company and Bank of America NW, N.A. doing business as Seafirst
             Bank dated March 22, 1996 amending the maturity date of the Revolving Note and extending the loan commitment to March 31, 1997. (Incorporated by reference to Exhibit 10.26 to Form 10-K, filed on or about
             April 1, 1996. Superseded by Exhibit 10.28 to this Report.)

     10.27   Loan Modification Agreement Between the Company and Bank of America National Trust and Savings Association
             doing business as Seafirst Bank dated January 17, 1997 amending the maximum principal amount of the Company's unsecured line of credit to $30,000,000 and increasing the Company's maximum obligation under the Revolving
             Note to $30,000,000. (Superseded by Exhibit 10.28 to this Report.)

     10.28   Credit Agreement Between the Company and Bank of America National Trust and Savings Association, doing business as Seafirst Bank dated March 31, 1997 with respect to the Company's $30,000,000 unsecured line of credit together with a Revolving Note due March 30, 1998.

      11.1   Statement Re: Computation of Per Share Net Earnings.

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

Date: March 31, 1997.

                                       EXPEDITORS INTERNATIONAL OF
                                       WASHINGTON, INC.

                                       By: /s/ R. Jordan Gates
                                           --------------------
                                           R. Jordan Gates
                                           Chief Financial Officer and Treasurer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1997.

          SIGNATURE                                  TITLE
---------------------------    ------------------------------------------------

/s/ Peter J. Rose              Chairman of the Board and Chief Executive Officer
---------------------------    (Principal Executive Officer) and Director
(Peter J. Rose)

/s/ R. Jordan Gates            Chief Financial Officer and Treasurer
---------------------------    (Principal Financial and Accounting Officer)
(R. Jordan Gates)

/s/ Kevin M. Walsh             President and Chief Operating Officer and
---------------------------    Director
(Kevin M. Walsh)

/s/ James Li Kou Wang          Executive Vice President and Director-Far East
---------------------------    and Director
(James Li Kou Wang)

/s/ James J. Casey              Director
---------------------------
(James J. Casey)

/s/ Dan P. Kourkoumelis         Director
---------------------------
(Dan P. Kourkoumelis)

/s/ John W. Meisenbach          Director
---------------------------
(John W. Meisenbach)

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

                                AND SUBSIDIARIES

                                  -----------

                       CONSOLIDATED FINANCIAL STATEMENTS

                COMPRISING ITEM 8 AND SCHEDULE II LISTED IN THE

    INDEX AT ITEM 14(a)2 OF ANNUAL REPORT ON FORM 10-K

                 TO SECURITIES AND EXCHANGE COMMISSION FOR THE

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Expeditors International of Washington, Inc.:

    We have audited the consolidated financial statements of Expeditors International of Washington, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.


    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Expeditors International of Washington, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG PEAT MARWICK, LLP

/s/ KPMG Peat Marwick, LLP

Seattle, Washington
February 14, 1997

Consolidated Balance Sheets
In thousands except share data
December 31,

                                                   1996            1995
                                                 ---------      ----------
Current Assets
Cash and cash equivalents......................  $36,966          36,142
   Short-term investments......................      357             457
   Accounts receivable, less allowance for
  doubtful accounts of $5,047 in 1996 and
  $3,807 in 1995...............................  168,763         123,793
  Deferred Federal and state income taxes........  4,854           4,113
  Other..........................................  4,503           3,862
                                                 -------        --------
    Total current assets.......................  215,443         168,367
                                                 -------        --------
Property and Equipment:
Buildings and leasehold improvements...........   21,486          13,493
  Furniture, fixtures, and equipment............. 34,928          27,210
  Vehicles.......................................  4,346           3,644
                                                 -------        --------
                                                  60,760          44,347
Less accumulated depreciation and
  amortization.................................   28,368          20,799
                                                 -------        --------
                                                  32,392          23,548
Land...........................................   13,854           4,694
                                                 -------        --------
  Net property and equipment....................  46,246          28,242
Other assets, net..............................   10,297           7,519
                                                 -------        --------
                                                $271,986         204,128
                                                 -------        --------
                                                 -------        --------

Current Liabilities:
Short-term borrowings..........................   $3,452             285
Accounts payable...............................  101,670          72,238
Accrued expenses, primarily salaries and
  related costs................................   21,194          11,129
Federal, state, and foreign income taxes.......    5,659           3,284
                                                 -------        --------
  Total current liabilities....................  131,975          86,936
                                                 -------        --------

Shareholders' Equity
Preferred stock, par value
  $.01 per share Authorized 2,000,000 shares;
  none issued..................................    --             --
Common stock,
  par value $.01 per share 1996 and 24,021,326
  shares at December 31, 1995
  Authorized 80,000,000 shares at December 31,
  1996 and 40,000,000 shares at December 31,
  1995; issued and outstanding 24,212,946
  shares at December 31,.......................      242             240
Additional paid-in capital.....................   13,179          13,009
Retained earnings..............................  123,258         100,928
Equity adjustments from foreign currency
  translation..................................    3,332           3,015
                                                 -------        --------
  Total shareholders' equity...................  140,011         117,192
                                                 -------        --------
Commitments and contingencies..................  $271,986        204,128
                                                 -------        --------
                                                 -------        --------

    See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings
In thousands except share data
Years ended December 31,




                                                                         1996       1995        1994
----------------------------------------------------------------------------------------------------------

Revenues:
   Airfreight........................................................  $ 512,104    405,923     315,283
   Ocean freight.....................................................    148,907    124,105      90,950
   Customs brokerage and import services.............................     69,077     54,663      44,374
                                                                       ---------   --------     -------
    Total revenues...................................................    730,088    584,691     450,607
                                                                       ---------   --------     -------

Operating Expenses:
   Airfreight consolidation..........................................    417,150    334,281     257,994
   Ocean freight consolidation.......................................    110,603     96,337      73,473
   Salaries and related costs........................................    108,797     84,272      64,177
   Selling and promotion.............................................     10,409      7,545       5,293
   Rent..............................................................      8,279      6,651       5,563
   Depreciation and amortization.....................................      8,147      6,629       4,919
   Other.............................................................     29,278     22,125      17,834
                                                                       ---------   --------     -------
    Total operating expenses.........................................    692,663    557,840     429,253
                                                                       ---------   --------     -------
    Operating income.................................................     37,425     26,851      21,354
                                                                       ---------   --------     -------
Other Income (Expense)
   Interest income.....................................................    2,264      1,741       1,273
   Interest expense..................................................       (163)      (312)       (199)
   Other, net........................................................         58        119         (40)
                                                                       ---------   --------     -------
    Other income, net................................................      2,159      1,548       1,034
                                                                       ---------   --------     -------
   Earnings before income taxes......................................     39,584     28,399      22,388
   Income tax expense................................................     15,321     11,004       9,171
                                                                       ---------   --------     -------
    Net earnings.....................................................  $  24,263     17,395      13,217
                                                                       ---------   --------     -------
                                                                       ---------   --------     -------
   Net earnings per common share.....................................  $     .95  $     .69    $    .54
                                                                       ---------   --------     -------
                                                                       ---------   --------     -------
   Weighted average shares outstanding..............................  25,644,296 25,166,156  24,550,234
                                                                       ---------   --------     -------
                                                                       ---------   --------     -------


    See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

In thousands, except share data
Years ended December 31, 1996, 1995
and 1994


                                                                                                        EQUITY
                                                                                                      ADJUSTMENTS
                                                                                                         FROM
                                                   COMMON STOCK         ADDITIONAL                      FOREIGN
                                             -------------------------    PAID-IN       RETAINED       CURRENCY
                                                SHARES      PAR VALUE     CAPITAL       EARNINGS      TRANSLATION    TOTAL
                                             ------------  -----------  -----------  ---------------  -----------  ---------
Balance at December 31, 1993...............    23,681,360   $     237       12,210            72,945       2,249      87,641
Exercise of stock options..................       308,680           3        1,621         --             --           1,624
Issuance of shares under stock purchase
  plan.....................................       101,998           1          555         --             --             556
Shares repurchased under provisions of
  stock repurchase plan....................      (222,352)         (2)      (2,171)        --             --          (2,173)
Tax benefits related to stock options and
  stock purchase plan......................       --           --              316         --             --             316
Net earnings...............................       --           --           --                13,217      --          13,217
Foreign currency translation adjustments,
  net of deferred taxes of $196............       --           --           --             --              1,120       1,120
Dividends paid ($.05 per share)............       --           --           --                (1,191)     --          (1,191)
                                              -----------   ---------       ------     --------------   ---------    --------
Balance at December 31, 1994...............    23,869,686   $     239       12,531            84,971       3,369     101,110
Exercise of stock options..................       193,040           2        1,142         --             --           1,144
Issuance of shares under stock purchase
  plan.....................................       120,846           1          989         --             --             990
Shares repurchased under provisions of
  stock repurchase plan....................      (162,246)         (2)      (2,061)        --             --          (2,063)
Tax benefits related to stock options and
  stock purchase plan......................       --           --              408         --             --             408
Net earnings...............................       --           --           --                17,395      --          17,395
Foreign currency translation adjustments,
  net of deferred tax credit of $196.......       --           --           --             --               (354)       (354)
Dividends paid ($.06 per share)............       --           --           --                (1,438)     --          (1,438)
                                              -----------   ---------       ------     --------------   ---------    --------
Balance at December 31, 1995...............    24,021,326   $     240       13,009           100,928       3,015     117,192
Exercise of stock options..................       264,260           3        1,409         --             --           1,412
Issuance of shares under stock purchase
  plan.....................................       127,974           1        1,319         --             --           1,320
Shares repurchased under provisions of
  stock repurchase plan                          (200,614)         (2)      (3,318)        --             --          (3,320)
Tax benefits related to stock options and
  stock purchase plan......................       --           --              760         --             --             760
Net earnings...............................       --           --           --                24,263      --          24,263
Foreign currency translation adjustments,
  net of deferred taxes of $164............       --           --           --             --                317         317
Dividends paid ($.08 per share)............       --           --           --                (1,933)     --          (1,933)
                                              -----------   ---------       ------     --------------   ---------    --------
Balance at December 31, 1996...............    24,212,946   $     242       13,179           123,258       3,332     140,011
                                              -----------   ---------       ------     --------------   ---------    --------
                                              -----------   ---------       ------     --------------   ---------    --------

    See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

        IN THOUSANDS YEARS ENDED
              DECEMBER 31,                         1996              1995              1994
---------------------------------------           -------          ---------         ---------
Operating Activities:
  Net earnings............................        $24,263           17,395             13,217
  Adjustments to reconcile net earnings to
    net cash provided by operating
    activities:
    Provision for losses on accounts
     receivable............................         2,120              710              1,322
    Depreciation and amortization...........        8,147            6,629              4,919
    Deferred income tax benefit.............          (37)            (340)            (2,461)
    Amortization of cost in excess of net
     assets of acquired businesses.........           363              320                244
    Changes in operating assets and
     liabilities:
     Increase in accounts receivable.........     (45,795)         (24,054)            (15,725)
     Increase in accounts payable, accrued
      expenses and taxes payable............       35,669           24,525               9,571
     Other...................................        (563)          (1,641)                107
                                                ---------         --------            --------
Net cash provided by operating
  activities............................          $24,167           23,544              11,194
                                                ---------         --------            --------

Investing Activities
  Decrease (increase) in short-term
   investments...........................              87            2,353              (1,325)
  Purchase of property and equipment.....         (20,824)          (9,302)             (8,561)
  Other...................................         (3,058)            (977)             (1,147)
                                                ---------         --------            --------
  Net cash used in investing activities...        (23,795)          (7,926)            (11,033)
                                                ---------         --------            --------
Financing Activities
  Short-term borrowings, net..............          3,164               44              (4,092)
  Proceeds from issuance of common
    stock.................................          2,732            2,134               2,180
  Repurchases of common stock.............         (3,320)          (2,063)             (2,173)
  Dividends paid..........................         (1,933)          (1,438)             (1,191)
                                                ---------         --------            --------
  Net cash provided by (used in) financing
   activities............................             643           (1,323)             (5,276)
  Effect of exchange rate changes on
   cash..................................            (191)             420                 369
                                                ---------         --------            --------
  Increase (decrease) in cash and cash
   equivalents...........................             824           14,715              (4,746)
  Cash and cash equivalents at beginning
   of year...............................          36,142           21,427              26,173
                                                ---------         --------            --------
  Cash and cash equivalents at end of
   year..................................         $36,966           36,142              21,427
                                                ---------         --------            --------
                                                ---------         --------            --------
Interest and Taxes paid:
  Interest................................           $282              306                 158
  Income taxes............................         13,580           13,697               8,797

  Non-Cash Investing and Financing Activities:

    During 1996 the Company purchased real estate for $5.7 million with short-term financing provided by the seller. No principal was paid in 1996. The obligation was paid in February 1997.

              See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

    Expeditors International of Washington, Inc. ("the Company") is a global logistics company operating through a worldwide network of offices, international service centers and exclusive or non-exclusive agents. The Company's customers include retailing and wholesaling, electronics, and manufacturing companies around the world. The Company grants credit upon approval to customers.

    The consolidated financial statements include the accounts of the Company and its subsidiaries. In addition the accounts of exclusive agents have been consolidated in those circumstances where the Company maintains unilateral control over the agents' assets and operations, notwithstanding a lack of technical majority ownership of the agents common stock.

    All significant intercompany accounts and transactions have been eliminated in consolidation.

    All dollar amounts in the footnotes are presented in thousands except for share data.

B. Short-term Investments

    Short-term investments are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Short-term investments are designated as available-for-sale and cost approximates market at December 31, 1996 and 1995.

C. Property and Equipment, Depreciation and Amortization

    Property and equipment are recorded at cost, including interest capitalized for the construction of certain facilities, and are depreciated or amortized on the straight-line method over the shorter of the assets' estimated useful lives or lease terms. Interest capitalized in 1996 amounts to $133. No interest was capitalized in 1995 or 1994.

    Expenditures for maintenance, repairs, and renewals of minor items are charged to earnings as incurred. Major renewals and improvements are capitalized. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income for the period.

    The excess of the cost over the fair value of the net assets of acquired businesses (included in Other assets, net) is amortized on the straight-line method over periods up to 40 years.

D. Revenues and Revenue Recognition

    Airfreight revenues include the charges to the Company for carrying the shipments when the Company acts as a freight consolidator. Ocean freight revenues include the charges to the Company for carrying the shipments when the Company acts as a Non-Vessel Operating Common Carrier (NVOCC). Revenues realized in other capacities include only the commissions and fees earned.

    Revenues related to shipments are recognized at the time the freight is tendered to a direct carrier at origin. All other revenues, including breakbulk services, local transportation, customs formalities, distribution services and logistics management, are recognized upon performance.

    E. Income Taxes

    Income taxes are accounted for under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

F. Net Earnings per Common Share

    Net earnings per common share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding. Common share equivalents represent outstanding stock options. Fully diluted earnings per share do not differ materially from primary earnings per share.

G. Foreign Currency

    Foreign currency amounts attributable to foreign operations have been translated into U.S. dollars using year-end exchange rates for assets and liabilities, historical rates for equity, and average annual rates for revenues and expenses. Unrealized gains or losses arising from fluctuations in the year-end exchange rates are generally recorded as equity adjustments from foreign currency translation. Currency fluctuations are a normal operating factor in the conduct of the Company's business and exchange transaction gains and losses are included in freight consolidation expenses. Foreign currency transaction gains and losses realized by the Company's foreign operations in 1996, 1995, and 1994, were insignificant.

H. Cash Equivalents

    All highly liquid investments with a maturity of three months or less at date of purchase are considered to be cash equivalents.

I. Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

J. Reclassification

    Certain 1994 and 1995 amounts have been reclassified to conform with the 1996 presentation.

NOTE 2. CREDIT ARRANGEMENTS

    The Company has a $30,000 bank line of credit with a United States bank extending through March 31, 1997. Borrowings under the line bear interest at the prime rate (8.01% at December 31, 1996) and are unsecured. As of December 31, 1996, the Company had $2,500 of borrowings under this line.

    The majority of the Company's foreign subsidiaries maintain bank lines of credit for short-term working capital purposes. These credit lines are supported by standby letters of credit issued by a United States bank, or guarantees issued by the Company to the foreign banks issuing the credit line. Lines of credit bear interest at .5% to 1.5% over the foreign banks' equivalent prime rates. At December 31, 1996 and 1995, the Company was liable for $952 and $285, respectively, of borrowings under these lines, and at December 31, 1996 was contingently liable for approximately $14,873 under outstanding standby letters of credit and guarantees related to these lines of credit and other obligations.

    In addition, at December 31, 1996 the Company had a $8,050 credit facility with a United Kingdom bank (U.K. facility), secured by a corporate guarantee. The Company was contingently liable under the U.K. facility at December 31, 1996 for $8,050 used to secure customs bonds issued by foreign governments.

    At December 31, 1996, the Company was in compliance with all restrictive covenants of these credit lines and the associated credit facilities, including maintenance of certain minimum asset, working capital and equity balances and ratios.

NOTE 3. INCOME TAXES

    Income tax expense for 1996, 1995 and 1994 includes the following components:

                                                                                FEDERAL     STATE      FOREIGN      TOTAL
                                                                               ---------  ---------  -----------  ---------
1996
Current......................................................................  $   8,633      1,248       5,477      15,358
Deferred income tax (tax benefit)............................................       (390)       353      --             (37)
                                                                               ---------  ---------       -----   ---------
                                                                               $   8,243      1,601       5,477      15,321
                                                                               ---------  ---------       -----   ---------
                                                                               ---------  ---------       -----   ---------
1995
Current......................................................................  $   7,121        866       3,357      11,344
Deferred income tax (tax benefit)............................................       (403)        63      --            (340)
                                                                               ---------  ---------       -----   ---------
                                                                               $   6,718        929       3,357      11,004
                                                                               ---------  ---------       -----   ---------
                                                                               ---------  ---------       -----   ---------
1994
Current......................................................................  $   7,162      1,660       2,810      11,632
Deferred income tax (tax benefit)............................................     (2,131)      (330)     --          (2,461)
                                                                               ---------  ---------       -----   ---------
                                                                               $   5,031      1,330       2,810       9,171
                                                                               ---------  ---------       -----   ---------
                                                                               ---------  ---------       -----   ---------

    Income tax expense differs from amounts computed by applying the U.S. Federal income tax rate of 35% to earnings before income taxes as a result of the following:

                                                                                         1996       1995       1994
                                                                                       ---------  ---------  ---------
Computed "expected" tax expense......................................................  $  13,855      9,940      7,836
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of Federal income tax benefit......................      1,041        604        865
(Decrease) increase in valuation allowance for deferred tax assets...................        (72)        49        119
Other, net...........................................................................        497        411        351
                                                                                       ---------  ---------  ---------
                                                                                       $  15,321     11,004      9,171
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    The components of earnings before income taxes are as follows:

                                                                                        1996       1995       1994
                                                                                      ---------  ---------  ---------
United States.......................................................................  $  15,213     13,307     11,108
Foreign.............................................................................     24,371     15,092     11,280
                                                                                      ---------  ---------  ---------
                                                                                      $  39,584     28,399     22,388
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

    The tax effects of temporary differences, tax credits and operating loss carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows:

YEAR ENDED DECEMBER 31,                                                        1996       1995
---------------------------------------------------------------------------  ---------  ---------
Deferred tax assets:
Foreign tax credits related to unremitted foreign earnings.................  $   7,952      4,010
Accrued intercompany and third party charges, deductible for taxes upon
  economic performance (i.e. actual payment)...............................      3,192      2,501
Provision for doubtful accounts receivable.................................      1,217      1,035
Excess of financial statement over tax depreciation........................      1,017        610
Foreign net operating loss carryforwards...................................        515        587
Provision for insurance claims.............................................        372        372
Interest income--seller financed real estate...............................        259        168
Other......................................................................        353        434
                                                                             ---------  ---------
Total gross deferred tax assets............................................     14,877      9,717
Less valuation allowance...................................................       (515)      (587)
                                                                             ---------  ---------
                                                                                14,362      9,130
                                                                             ---------  ---------
Deferred tax liabilities:
Unremitted foreign earnings................................................     (8,479)    (4,219)
Other......................................................................     (1,029)      (798)
                                                                             ---------  ---------
Total gross deferred tax liabilities.......................................     (9,508)    (5,017)
Net deferred tax assets....................................................  $   4,854      4,113
                                                                             ---------  ---------
                                                                             ---------  ---------

    At December 31, 1996 the Company has net operating loss carryforwards for foreign income tax purposes of $1,470 which are available over an indefinite period to offset future foreign taxable income.

    The Company has not provided U.S. Federal income taxes on undistributed earnings of foreign subsidiaries accumulated through December 31, 1992 since the Company intends to reinvest such earnings indefinitely or to distribute them in a manner in which no significant additional taxes would be incurred. Such undistributed earnings are approximately $41,900 and the additional Federal and state taxes payable in a hypothetical distribution of such accumulated earnings would approximate $10,100. Commencing in 1993, the Company provides for Federal and state income tax expense on foreign earnings without regard to whether such earnings will be permanently reinvested outside the United States.

NOTE 4. SHAREHOLDERS' EQUITY

A. DIVIDENDS

    On November 7, 1996, the Board of Directors declared a 2-for-1 stock split, effected in the form of a stock dividend of one share of common stock for every share outstanding, and increased the authorized common stock to 80,000,000 shares. The stock dividend was distributed on December 11, 1996 to shareholders of record on November 25, 1996. All share and per share information, except par value, has been adjusted for all years to reflect the stock split.

    The Board of Directors declared and the Company paid dividends during 1996, 1995 and 1994 as set forth in the table below:

                         RECORD       PAYMENT      PER SHARE
YEAR                      DATE         DATE         AMOUNT
---------             ------------  ------------  -----------
1996                       3 June         17 June      $0.04
                       2 December     16 December     $ 0.04

1995                       1 June         15 June      $ 0.03
                       1 December     15 December      $ 0.03

1994                       1 June          15 June     $0.025
                       1 December     15  December     $0.025

B. Non-Discretionary Stock Repurchase Plan

    The Board of Directors has approved a Non-Discretionary Stock Repurchase Plan. Under the terms of this plan, management is authorized to repurchase up to 1,100,000 shares of the Company's common stock, in the open market, with the proceeds received from the exercise of Employee and Director Stock Options. As of December 31, 1996, the Company had repurchased and retired 585,212 shares of common stock at an average price of $12.91.

C. Stock Option Plans

    The Company has a stock option plan ("1985 Plan") for employees under which the Board of Directors may grant to officers and key employees non-qualified stock options to purchase common stock at prices equal to or greater than market value on the date of grant. The Company also has a stock option plan ("Directors' Plan") under which non-employee directors elected at each annual meeting are granted non-qualified options to purchase 4,000 shares of common stock on the first business day of the next month following the meeting. Outstanding options under the 1985 Plan generally vest and become exercisable over periods up to five years from the date of grant and expire no more than ten years from the date of grant. Outstanding options under the Directors' Plan vest and are exercisable immediately and expire ten years from the date of grant. Upon the exercise of non-qualified stock options, the Company derives a tax deduction measured by the excess of the market value over the option price at the date of exercise. The related tax benefit is credited to additional paid-in capital.

    Details regarding the plans are as follows:

                                                                UNOPTIONED SHARES         OUTSTANDING OPTIONS
                                                             -----------------------  ---------------------------
                                                                1985     DIRECTORS'   NUMBER OF      PRICE PER
                                                                PLAN        PLAN        SHARES         SHARE
                                                             ----------  -----------  ----------  ---------------
Balance at December 31, 1993...............................   1,098,364     100,000    2,448,004  $     .19-$7.88
Options granted............................................    (345,500)    (12,000)     357,500  $   8.50-$10.38
Options exercised..........................................      --          --         (345,564) $     .19-$6.50
Options canceled...........................................     127,500      --         (127,500) $    5.63-$8.50
                                                              ---------     -------    ---------  ---------------
Balance at December 31, 1994...............................     880,364      88,000    2,332,440  $   2.59-$10.38
                                                              ---------     -------    ---------  ---------------

Options granted............................................    (704,600)    (12,000)     716,600  $  11.25-$11.38
Options exercised..........................................      --          --         (193,040) $    2.59-$7.88
Options canceled...........................................      45,800      --          (45,800) $   2.96-$11.25
                                                              ---------     -------    ---------  ---------------
Balance at December 31, 1995...............................     221,564      76,000    2,810,200  $   2.59-$11.38
                                                              ---------     -------    ---------  ---------------

Options granted............................................    (212,200)    (12,000)     224,200  $  11.25-$14.60
Options exercised..........................................      --          --         (264,260) $   2.59-$11.25
Options canceled...........................................     108,800      --         (108,800) $   6.32-$14.60
                                                              ---------     -------    ---------  ---------------
Balance at December 31, 1996...............................     118,164      64,000    2,661,340  $   3.47-$14.60
                                                              ---------     -------    ---------  ---------------

    The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's three stock based compensation plans been determined consistent with FASB No. 123, the Company's net earnings and net earnings per share would have been decreased to the pro forma amounts indicated below:

                                                                            1996       1995
                                                                          ---------  ---------
Net earnings--as reported...............................................  $  24,263  $  17,395
Net earnings--pro forma.................................................  $  22,789  $  16,484
Net earnings per share--as reported.....................................  $    0.95  $    0.69
Net earnings per share--pro forma.......................................  $    0.89  $    0.66


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

                                                                           1996       1995
                                                                         ---------  ---------
Dividend yield.........................................................        0.5%       0.5%
Volatility.............................................................         48%        35%
Risk-free interest rates...............................................   6.8--8.5%  6.4--8.5%
Expected life (years)..................................................          7          7
Weighted average fair value of stock options granted during the year...  $    8.10  $    4.33
Weighted average fair value of stock purchase rights...................  $    5.34  $    3.17

    The following table summarizes information about fixed-price stock options outstanding at December 31, 1996:

                               WEIGHTED
                            AVERAGE AVERAGE   WEIGHTED                   WEIGHTED
  RANGE OF                    REMAINING      AVERAGE                     AVERAGE
  EXERCISE      NUMBER       CONTRACTUAL     EXERCISE     NUMBER        EXERCISE
   PRICE      OUTSTANDING       LIFE          PRICE     EXERCISABLE       PRICE
------------  -----------  ---------------  ----------  ------------   ----------
$3.47-5.31....      82,600    1.9 years      $    4.74         82,600   $    4.74
5.63.........      720,000    3.6 years           5.63        720,000        5.63
5.75-7.13....      467,790    4.6 years           6.41        395,290        6.40
7.30-10.38...      490,750    6.7 years           8.25        141,188        7.88
11.25........      700,000    8.4 years          11.25         --          --
11.38-14.60..      200,200    9.3 years          14.41         --          --
-------------    ---------    ---------      ---------      ---------   ---------
$3.47-14.60...   2,661,340    6.0 years      $    8.36      1,339,078   $    6.04

D. Stock Purchase Plan

    The Company's 1988 Employee Stock Purchase Plan provides for 1,400,000 shares of the Company's common stock to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year. The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of
(1) 85% of the fair market value of the Company's stock on July 31 or (2) 85% of the fair market value of the Company's stock on the preceding August 1. At December 31, 1996, 1995 and 1994, an aggregate of 675,746 shares, 547,772 shares and 426,926 shares, respectively, had been issued under the plan, and at December 31, 1996, $893 had been withheld in connection with the plan year ending July 31, 1997.

NOTE 5. COMMITMENTS

A. LEASES

    The Company occupies office and warehouse facilities under terms of operating leases expiring up to 2007. At December 31, 1996, future minimum annual lease payments under all leases are as follows:

1997...........................................................$   7,960
1998...........................................................    6,545
1999...........................................................    2,919
2000...........................................................    1,559
2001...........................................................      791
Thereafter.....................................................      310
                                                               ---------
                                                               $  20,084
                                                               ---------
                                                               ---------

B. Employee Benefits

    The Company has an employee savings plan under which the Company provides a discretionary matching contribution. In 1996, 1995, and 1994, the Company's contributions under the plan were $1,044, $756 and $558, respectively.

NOTE 6. CONTINGENT LIABILITIES

    The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management's opinion, will have a significant effect on the Company's financial condition.

NOTE 7. BUSINESS SEGMENT INFORMATION

    Financial information regarding the Company's 1996, 1995, and 1994 operations by geographic area follows:

                                              AUSTRALIA/
                   UNITED          FAR            NEW                              MIDDLE        LATIN       ELIMI-    CONSOLI-
                   STATES         EAST          ZEALAND     CANADA     EUROPE       EAST        AMERICA      NATIONS    DATED
                 ----------  ---------------  -----------  ---------  ---------  -----------  -----------  ---------  ---------
1996
Revenues from
 unaffiliated
  customers..    $  217,955          422,762       7,743       4,345     71,037       2,615        3,631       --      730,088
Transfers
  between
  geographic
  areas......         9,692            2,322       1,811         198      2,577         561          713    (17,874)    --
                 ----------  ---------------       -----   ---------  ---------       -----   -----------  --------  ---------
Total
  revenues...    $  227,647          425,084       9,554       4,543     73,614       3,176        4,344    (17,874)   730,088
                 ----------  ---------------       -----   ---------  ---------       -----   -----------  --------  ---------
                 ----------  ---------------       -----   ---------  ---------       -----   -----------  --------  ---------
Operating
  income.....    $   14,707           17,204         942         630      5,218        (632)        (644)    --         37,425
Identifiable
  assets at
  year end...    $  129,001           82,229       7,279       4,778     40,693       3,604        4,402     --        271,986
Capital
  expenditures.. $   20,430            2,905         410         178      1,642         840          119     --         26,524
Depreciation
  and
  amortization.. $    3,986            1,715         330         132      1,560         206          218     --          8,147
Equity.......    $  140,011           58,996       4,406       1,029      6,932         406       (1,098)   (70,671)   140,011
-----------------------------------------------------------------------------------------------------------------------------
1995
Revenues from
 unaffiliated
  customers..    $  161,809          351,056       5,610       3,217     61,785         511          703     --        584,691
Transfers
  between
  geographic
  areas......         8,588            1,579       1,883         168      2,083         301          181    (14,783)    --
                 ----------  ---------------       -----   ---------  ---------       -----   -----------  --------  ---------
Total
  revenues...    $  170,397          352,635       7,493       3,385     63,868         812          884    (14,783)   584,691
                 ----------  ---------------       -----   ---------  ---------       -----   -----------  --------  ---------
                 ----------  ---------------       -----   ---------  ---------       -----   -----------  --------  ---------
Operating
  income.....    $   12,952            9,005         651         479      4,553        (308)        (481)    --         26,851
Identifiable
  assets at
  year end...    $  107,958           51,732       5,135       4,290     31,326       2,213        1,474     --        204,128
Capital
  expenditures.. $    4,033            1,422         373         177      2,189         457          651     --          9,302
Depreciation
  and
  amortization.. $    3,403            1,328         261          82      1,427          62           66     --          6,629
Equity.......    $  117,192           51,517       2,416         681      4,238         347         (444)   (58,755)   117,192
-----------------------------------------------------------------------------------------------------------------------------
1994
Revenues from
 unaffiliated
  customers..    $  131,808          269,432       5,400       2,118     41,617         232       --           --      450,607
Transfers
  between
  geographic
  area.......         6,640            1,134         388         131      1,426         263       --         (9,982)    --
                 ----------  ---------------       -----   ---------  ---------       -----   -----------  --------  ---------
Total
  revenues...    $  138,448          270,566       5,788       2,249     43,043         495       --         (9,982)   450,607
                 ----------  ---------------       -----   ---------  ---------       -----   -----------  --------  ---------
                 ----------  ---------------       -----   ---------  ---------       -----   -----------  --------  ---------
Operating
  income.....    $   10,455            7,309         384         334      2,951         (79)      --           --       21,354
Identifiable
  assets at
  year end...    $   82,518           47,327       3,760       3,115     24,761       1,307       --           --      162,788
Capital
  expenditures.. $    4,171            1,645         640         122      1,908          75       --           --        8,561
Depreciation
  and
  amortization.. $    2,559              955         230          43      1,107          25       --           --        4,919
Equity.......    $  101,110           48,075       2,034         380      2,888          29       --        (53,406)   101,110
  expenditure
----------------------------------------------------------------------------------------------------------------------------

    The Company charges its subsidiaries and affiliates for services rendered in the United States on a cost recovery basis.

Note 8. Quarterly Results (Unaudited)

                                                                          1ST         2ND        3RD        4TH
                                                                       ----------  ---------  ---------  ---------
1996
Revenues.............................................................  $  137,670    166,206    204,892    221,320
Net revenues.........................................................      40,732     47,130     56,233     58,240
Net earnings.........................................................       3,789      5,371      7,680      7,423
Net earnings per share...............................................         .15        .21        .30        .29
1995
Revenues.............................................................  $  122,878    141,520    159,168    161,125
Net revenues.........................................................      33,286     36,732     41,272     42,783
Net earnings.........................................................       3,218      4,087      5,015      5,075
Net earnings per share...............................................         .13        .16        .20        .20

    Net revenues are determined by deducting freight consolidation costs from total revenues. Quarterly per share data may not equal the per share total reported for the year.

                               SCHEDULE II

                 EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

                     VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (in thousands)
                                    Additions
                                    ---------
               Balance at     Charged to                               Balance
               beginning      costs and                 Deductions     at end
Description     of year       expenses      Other       write-offs     of year
-----------   ----------    -----------   ---------   --------------  ---------

ALLOWANCE FOR
DOUBTFUL ACCOUNTS
RECEIVABLE

1996            $3,807        $2,120       $  --         $  880          $5,047
                ------        ------      -------       -------         -------
                ------        ------      -------       -------         -------

1995            $3,310        $ 710        $  14         $  227          $3,807
                ------        ------      -------       -------         -------
                ------        ------      -------       -------         -------

1994            $2,230        $1,322       $  --         $  242          $3,310
                ------        ------      -------       -------         -------
                ------        ------      -------       -------         -------

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                              -------------------
                                 ANNUAL REPORT

                                       ON

                                   FORM 10-K

                             FOR FISCAL YEAR ENDED

                               DECEMBER 31, 1996
                              -------------------
                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

                                    EXHIBITS

                               INDEX TO EXHIBITS

                                                                                                                      LOCATION IN
  EXHIBIT                                                                                                             THIS REPORT
  NUMBER     DESCRIPTION                                                                                              ON FORM 10-K
-----------  ------------------------------------------------------------------------------------------------------   ------------


     3.1.1   Articles of Amendment to the Restated Articles of Incorporation dated November 12, 1996.                       2

     10.27   Loan Modification Agreement Between the Company and Bank of
             America National Trust and Savings Association
             doing business as Seafirst Bank dated January 17, 1997 amending the maximum principal amount of the Company's unsecured line of credit to $30,000,000 and increasing the Company's maximum obligation under the Revolving
             Note to $30,000,000.

     10.28   Credit Agreement Between the Company and Bank of America National Trust and Savings Association, doing            4
             business as Seafirst Bank dated March 31, 1997 with respect to the Company's $30,000,000 unsecured line of credit together with a Revolving Note due March 30, 1998.

      11.1   Statement Re: Computation of Per Share Net Earnings.                                                          25

      21.1   Subsidiaries of the Registrant.                                                                               26

       23.   Consent of Independent Certified Public Accountants.                                                          28

       27.   Financial Data Schedule (Filed Electronically Only).