Form 10-Q
period 1997-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 1997-05-15
CIK 746515

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997

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

    At April 30, 1997, the number of shares outstanding of the issuer's Common Stock was 24,293,539.


                                 Page 1 of 15 pages.

                        The Exhibit Index appears on page 15.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                   AND SUBSIDIARIES

                        Condensed Consolidated Balance Sheets
                          (In thousands, except share data)

                                               March 31,  December 31,
ASSETS                                           1997         1996
                                              ----------  ------------
                                              (Unaudited)
Current assets:
    Cash and cash equivalents                 $    43,677    36,966
    Short term investments                            348       357
    Accounts receivable, less allowance
      for doubtful accounts of $5,438
      at March 31, 1997 and $5,047 at
      December 31, 1996                           165,713   168,763
    Deferred Federal and state taxes                5,397     4,854
    Other current assets                            4,704     4,503
                                              -----------   -------
         Total current assets                 $   219,839   215,443

Property and equipment, less accumulated
  depreciation and amortization of
  $29,827 at March 31, 1997 and $28,368 at
  December 31, 1996                                49,205    46,246
Other assets, net                                   9,528    10,297
                                              -----------   -------
                                              $   278,572   271,986
                                              -----------   -------
                                              -----------   -------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Short term borrowings                           2,881     3,452
    Accounts payable                              107,155   101,670
    Income taxes                                    7,049     5,659
    Other current liabilities                      15,435    21,194
                                              -----------   -------
         Total current liabilities                132,520   131,975


Shareholders' equity:
    Preferred stock, par value $.01
         per share. Authorized 2,000,000
         shares; none issued                           --        --
    Common stock, par value $.01 per share.
         Authorized 80,000,000 shares; issued
         and outstanding 24,293,439 shares at
         March 31, 1997, and 24,212,946 at
         December 31, 1996                            243       242
    Additional paid-in capital                     14,169    13,179
    Retained earnings                             128,856   123,258
    Equity adjustments from foreign
         currency translation                       2,784     3,332
                                              -----------   -------
         Total shareholders' equity               146,052    140,011
                                              -----------   -------

                                              $   278,572   271,986
                                              -----------   -------
                                              -----------   -------

                     EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                   AND SUBSIDIARIES

                    Condensed Consolidated Statements of Earnings
                          (In thousands, except share data)

                                     (Unaudited)

                                               Three months ended
                                                     March 31,
                                          ------------------------------
                                             1997                1996
                                          ----------          ----------
Revenues:
   Airfreight                             $  134,928              93,266
   Ocean freight                              39,810              29,384
   Customs brokerage and import services      21,231              15,020
                                          ----------          ----------
      Total revenues                         195,969             137,670
                                          ----------          ----------

Operating expenses:
   Airfreight consolidation                  109,304              74,454
   Ocean freight consolidation                28,947              22,484
   Salaries and related costs                 32,330              23,075
   Selling and promotion                       2,880               2,214
   Rent                                        2,411               1,783
   Depreciation and amortization               2,382               1,887
   Other                                       9,134               6,223
                                          ----------          ----------
      Total operating expenses               187,388             132,120
                                          ----------          ----------

      Operating income                         8,581               5,550

Other income, net                                461                 603
                                          ----------          ----------

      Earnings before income taxes             9,042               6,153
Income tax expense                             3,444               2,364
                                          ----------          ----------

   Net earnings                           $    5,598               3,789
                                          ----------          ----------
                                          ----------          ----------

   Net earnings per share                       $.22                $.15
                                          ----------          ----------
                                          ----------          ----------

Weighted average number of
    common shares                         25,996,372          25,431,132
                                          ----------          ----------
                                          ----------          ----------

                     EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                   AND SUBSIDIARIES
                   Condensed Consolidated Statements of Cash Flows
                                    (In thousands)

                                     (Unaudited)
                                                       Three Months Ended
                                                             March 31,
                                                  -----------------------------
                                                     1997               1996
                                                  ----------         ----------
Operating Activities:

  Net earnings                                      $  5,598              3,789

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
      Provision for losses on accounts receivable        773                368
      Deferred income tax (benefit) expense              111               (461)
      Depreciation and amortization                    2,382              1,887
      Other                                              151                103
  Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable       2,665               (257)
      Increase in other current assets                  (239)              (778)
      Increase in accounts payable and other
       current liabilities                             6,967              2,999
                                                  ----------         ----------
Net cash provided by operating activities             18,408              7,650
                                                  ----------         ----------

Investing Activities:
  Decrease in short-term investments                       5                260
  Purchase of property and equipment                 (11,556)            (1,622)
  Other                                                  545                130
                                                  ----------         ----------
Net cash used in investing activities                (11,006)            (1,232)
                                                  ----------         ----------

Financing Activities:
  Short-term borrowings, net                            (549)               (54)
  Proceeds from issuance of common stock                 507                443
  Repurchases of common stock                             (6)              (506)
                                                  ----------         ----------
Net cash used in financing activities                    (48)              (117)

Effect of exchange rate changes on cash                 (643)                85
                                                  ----------         ----------

Increase in cash and cash equivalents                  6,711              6,386

Cash and cash equivalents at beginning
  of period                                           36,966             36,142

Cash and cash equivalents at end of period          $ 43,677             42,528
                                                  ----------         ----------
                                                  ----------         ----------

                     EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                   AND SUBSIDIARIES

                 Notes to Condensed Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

         The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Certain 1996 amounts have been reclassified to conform to the 1997 presentation. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 10-K as filed with the Securities and Exchange Commission on or about March 31, 1997.

         In February 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 128, Earnings Per Share
(Statement 128).  The statement establishes standards for the computation, presentation, and disclosure of earnings per share (EPS), replacing the presentation of currently required Primary EPS with a presentation of Basic
EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures.
Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like the current Fully Diluted EPS, reflects the potential dilution that could occur from the exercise or conversion of securities into common stock or from other contracts to issue common stock.  Statement 128 is effective for financial statements for periods ending after December 15, 1997 and earlier application is not permitted. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES LITIGATION
 REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

         Certain portions of this report of Form 10-Q contain forward-looking statements which must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. In addition to risk factors identified elsewhere in this report, attention should be given to the factors identified and discussed in the report on Form 10-K filed on or about March 31, 1997.

RESULTS OF OPERATIONS

         The following table shows the consolidated net revenues (revenues less consolidation expenses) attributable to the Company's principal services and the Company's expenses for the three-month periods ended March 31, 1997 and 1996, expressed as percentages of net revenues. With respect to the Company's services other than consolidation, net revenues are identical to revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers' charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

         The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.


                                  Three months ended March 31,          Year ended
                                  1997               1996           December 31, 1996
                           ---------------------  ----------------  -----------------
                                        Percent            Percent           Percent
                                         of net            of net            of net
                              Amount    revenues  Amount  revenues  Amount   revenues
                              ------    --------  ------  --------  ------   --------
                                         (Amounts in thousands)
Net Revenues:

Airfreight                     $25,624     44%    $18,812    46%    $ 94,954    47%
Ocean freight                   10,863     19       6,900    17       38,304    19
Customs brokerage and
  import services               21,231     37      15,020    37       69,077    34
                               -------    ---     -------   ---     --------   ---

    Net revenues                57,718    100      40,732   100      202,335   100
                               -------    ---     -------   ---     --------   ---

Operating expenses:

Salaries and related costs      32,330     56      23,075    56      108,797    54
Other                           16,807     29      12,107    30       56,113    27
                               -------    ---     -------   ---     --------   ---

    Total operating
      expenses                  49,137     85      35,182    86      164,910    81
                               -------    ---     -------   ---     --------   ---

Operating income                 8,581     15       5,550    14       37,425    19
Other income, net                  461      1         603     1        2,159     1
                               -------    ---     -------   ---     --------   ---

Earnings before
  income taxes                   9,042     16       6,153    15       39,584    20
Income tax expense               3,444      6       2,364     6       15,321     8
                               -------    ---     -------   ---     --------   ---

    Net earnings               $ 5,598     10%   $  3,789     9%    $ 24,263    12%
                               -------    ---     -------   ---     --------   ---
                               -------    ---     -------   ---     --------   ---

         Air freight net revenues increased 36% for the three-month period ended March 31, 1997 as compared with the same period for 1996. This increase was primarily due to increased airfreight tonnage handled by the Company's expanding global network.

         Ocean freight net revenues increased 57% for the three-month period ended March 31, 1997 as compared with the same period for 1996. The Company continued to aggressively market competitive ocean freight rates primarily on freight moving eastbound from the Far East. During the first quarter of 1997, there continued to be pricing pressures on this lane. Despite the falling prices, the Company was able to maintain margins and expand market share, a development management believes to be significant in assessing its strength in the
transpacific market.   The ocean forwarding business and ECMS (Expeditors
Cargo Management Systems), the Company's ocean freight consolidation management and purchase order tracking service, were instrumental in helping the Company to expand its market share.

    Customs brokerage and import services increased 41% for the three-month period ended March 31, 1997 as compared with the same period for 1996. This increase is the result of 1) the Company's entry into the truck and rail border brokerage business in the United States, 2) the Company's growing reputation for providing high quality service, 3)consolidation within the customs brokerage market as customers seek out brokers with sophisticated computerized capabilities critical to an overall logistics management program, and 4) the growing importance of distribution services as a separate and distinct service which is included in this category.

    Salaries and related costs increased during the three-month period ended March 31, 1997 compared with the same period in 1996 as a result of 1) the Company's increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity and
2) increased compensation levels. Salaries and related costs have, however, remained constant as a percentage of net revenue--a measure that management believes is significant in assessing the effectiveness of corporate cost containment objectives. The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the strong growth in revenues, net revenue and net income for the three month periods ended March 31, 1997 and 1996 are a direct result of the incentives inherent in the Company's incentive compensation program.

    Other operating expenses increased for the three-month period ended March 31, 1997 as compared with the same period in 1996 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company's growing operations. Other operating expenses as a percentage of net revenues decreased approximately 1% in the three-month period ended March 31, 1997, as compared with the same period in 1996. This decrease is primarily due to economies of scale realized as the Company's semi-variable other operating expenses were spread over increased net revenues.

         Other income, net, decreased for the three-month period ended March 31, 1997 as compared with the same period in 1996, principally due to lower interest income on a smaller average cash balance during the period. Two factors which reduced cash available for investment were 1) the Company's real estate commitments and 2) additional cash advances for duty payments in the newly established border brokerage business. By the end of the period, and as the company gained experience with border operations, cash flow returned to historical levels.

         The Company pays income taxes in the United States and other jurisdictions. In addition the Company pays various other taxes, which are typically included in costs of operations. Effective income tax rates per financial statements during the three-month period ended March 31, 1997 remained virtually constant as compared with the same period in 1996.

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

         The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Many of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among these offices or agents. Foreign currency gains and losses recognized during the first quarter of 1997 and 1996 were immaterial.

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

SOURCES OF GROWTH

         Acquisitions - Historically, growth through aggressive acquisition has proven to be a challenge for may of the Company's competitors and typically involves the purchase of significant "goodwill", the value of which can be realized in large measure only by retaining the customers and profit margins of the acquired business. As a result, the Company has pursued a strategy emphasizing organic growth supplemented by certain strategic acquisitions, where future economic benefit significantly exceeds the "goodwill" recorded in the transaction.

         On April 7, 1997, the Company completed the acquisition of SeaSky
Express, Ltd.   This entity had served as the Company's exclusive agent in
Ireland. The Company paid approximately $8.5 million dollars for all of the outstanding shares of Seasky Express, Ltd. and its wholly-owned subsidiaries. In connection with this transaction, the Company recorded approximately $5 million in "Goodwill" which the Company intends to amortize over 40 years. The strategic motivations for this acquisition included 1) obtaining expertise in European road freight, 2) establishing a clear identity and presence in this key market and 3) a reluctance to risk the loss of customers inherent in starting a new venture which would compete with an established and motivated "former agent."

          Office Openings - The Company opened twelve start-up offices during the first quarter of 1997.

North                                            Indian
America       Europe              Africa         Sub-continent
-------       ------              ------         -------------
Buffalo, NY   Paris, France       Capetown, RSA  Bombay (Mumbai),India
Dearborn, MI  Epinal, France
Nogales, AZ   Lyon, France
Laredo, TX    Lille, France
El Paso, TX   Swindon, U.K.

         Internal Growth - Management believes that a comparison of "same store" growth is critical in the evaluation of the quality and extent of the Company's internally generated growth. This "same store" analysis isolates the financial contributions from offices that have been included in the
Company's operating results for at least one full year.   The table below
presents same store comparisons for the first quarter of 1997 (which is the measure of any increase from the same quarter of 1996) and for the first quarter of 1996 (which measures growth over 1995).

                      For the three months
                        ended March 31,
                      1997            1996
                      ----            ----
Net revenue             30%             18%
Operating income        50%             20%


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of liquidity is cash generated from operations. At March 31, 1997, working capital was $87.3 million, including cash and short-term investments of $44 million. The Company had no long-term debt at March 31, 1997. While the nature of its business does not require an extensive investment in property and equipment, the Company is actively looking for suitable facilities and/or property to acquire at or near airports in certain cities in North America and overseas. The Company expects to spend approximately $30 million on property and equipment in 1997, which is expected to be financed with cash, short-term floating rate and/or long-term fixed-rate borrowings.

         The Company maintains foreign and domestic borrowings under unsecured bank lines of credit totaling $30 million. At March 31, 1997, the Company was directly liable for $2.9 million drawn on these lines of credit and was contingently liable for an additional $14.2 million from standby letters of credit. In addition, the Company maintains a bank facility with its U.K. bank for $8.2 million. Management believes that the Company's current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits required by Item 601 of Regulation S-K.

         Exhibit
         Number         Description
         -------        -----------

         Exhibit 27     Financial Data Schedule, EDGAR filing only.

  (b)    Reports on Form 8-K

         No reports on Form 8-K were filed in the quarter ended March 31, 1997.

                                    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.




May 9, 1997        /S/ PETER J. ROSE
                   --------------------------------------------
                   Peter J. Rose, Chairman
                    and Chief Executive Officer
                   (Principal Executive Officer)




May 9, 1997        /S/ R. JORDAN GATES
                   --------------------------------------------
                   R. Jordan Gates, Chief Financial Officer
                    and Treasurer
                   (Principal Financial and Accounting Officer)

                     EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                   AND SUBSIDIARIES

                             Form 10-Q Index and Exhibits

                                    March 31, 1997


Exhibit
Number   Description                                            Page Number
-------  -----------                                            -----------
 27.     Financial Data Schedule (Fiiled Electronically Only).