Form 10-Q
period 1997-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 1997-08-14
CIK 746515

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                              ------------    ------------

Commission File Number: 0-13468


                 EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
            (Exact name of registrant as specified in its charter)

         Washington                                   91-1069248
(State of other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

999 Third Avenue, Suite 2500, Seattle, Washington                      98104
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

    At August 8, 1997, the number of shares outstanding of the issuer's Common Stock was 24,370,709.


                             Page 1 of 15 pages.

                    The Exhibit Index appears on page 15.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                       (In thousands, except share data)



                                                      June 30,     December 31,
ASSETS                                                  1997          1996
                                                     -----------   ------------
                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                          $   44,586     $   36,966
    Short term investments                                2,437            357
    Accounts receivable, net                            182,875        168,763
    Deferred Federal and state taxes                      5,141          4,854
    Other current assets                                  6,648          4,503
                                                     -----------    -----------
    Total current assets                                241,687        215,443

Property and equipment, net                              57,510         46,246
Other assets, net                                        15,297         10,297
                                                     -----------    -----------
                                                     $  314,494     $  271,986
                                                     -----------    -----------
                                                     -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short term borrowings                              $   15,843     $    3,452
  Accounts payable                                      117,463        101,670
  Income taxes                                            6,592          5,659
  Other current liabilities                              21,219         21,194
                                                     -----------    -----------
    Total current liabilities                           161,117        131,975

Shareholders' equity:
  Preferred stock, par value $.01 per share.
    Authorized 2,000,000 shares; none issued                 --             --

  Common stock, par value $.01 per share.
    Authorized 80,000,000 shares; issued and
    outstanding 24,346,007 shares at June 30,
    1997, and 24,212,946 at December 31, 1996               243            242
  Additional paid-in capital                             14,814         13,179
  Retained earnings                                     135,813        123,258
  Equity adjustments from foreign currency
    translation                                           2,507          3,332
                                                     -----------    -----------
    Total shareholders' equity                          153,377        140,011
                                                     -----------    -----------
                                                     $  314,494     $  271,986
                                                     -----------    -----------
                                                     -----------    -----------


                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Earnings
                       (In thousands, except share data)

                                  (Unaudited)


                                        Three Months Ended       Six Months Ended
                                             June 30,                June 30,
                                      ----------------------  ----------------------
                                         1997        1996        1997        1996
                                      ----------  ----------  ----------  ----------
Revenues:
  Airfreight                          $  156,974  $  115,315     291,902     208,581
  Ocean freight                           42,068      35,270      81,878      64,654
  Customs brokerage and import
    services                              26,533      15,621      47,764      30,641
                                      ----------  ----------  ----------  ----------
    Total revenues                       225,575     166,206     421,544     303,876
                                      ----------  ----------  ----------  ----------
Operating expenses:
  Airfreight consolidation               127,446      92,667     236,750     167,121
  Ocean freight consolidation             29,960      26,409      58,907      48,893
  Salaries and related costs              36,939      25,566      69,269      48,641
  Selling and promotion                    3,228       2,306       6,108       4,520
  Depreciation and amortization            2,662       1,942       5,044       3,829
  Rent                                     2,584       2,111       4,995       3,894
  Other                                    9,940       6,824      19,074      13,047
                                      ----------  ----------  ----------  ----------
    Total operating expenses             212,759     157,825     400,147     289,945

    Operating income                      12,816       8,381      21,397      13,931

Other income, net                            568         549       1,029       1,152
                                      ----------  ----------  ----------  ----------
    Earnings before income taxes          13,384       8,930      22,426      15,083

Income tax expense                         5,210       3,559       8,654       5,923
                                      ----------  ----------  ----------  ----------

    Net earnings                      $    8,174  $    5,371      13,772       9,160
                                      ----------  ----------  ----------  ----------
                                      ----------  ----------  ----------  ----------

Net earnings per share                $      .31  $      .21  $      .53  $      .36
                                      ----------  ----------  ----------  ----------
                                      ----------  ----------  ----------  ----------
Weighted average number of common
  shares                              26,179,131  25,500,720  26,087,778  25,465,980
                                      ----------  ----------  ----------  ----------
                                      ----------  ----------  ----------  ----------


                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                           ------------------  ------------------
                                             1997      1996      1997      1996
                                           --------  --------  --------  --------
Operating Activities:
  Net earnings                             $  8,174  $  5,371    13,772     9,160
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Provision for losses on accounts
        receivable                              193       491       966       859
      Deferred income tax benefit              (773)      (92)     (662)     (553)
      Depreciation and amortization           2,662     1,942     5,044     3,829
      Other                                     227        92       378       195
  Changes in operating assets and
    liabilities:
      Increase in accounts receivable       (14,671)  (19,861)  (12,006)  (20,118)
      Increase in other current assets       (1,711)   (1,344)   (1,950)   (2,122)
      Increase in accounts payable and
        other current liabilities             7,591    14,791    14,558    17,790
                                           --------  --------  --------  --------
Net cash provided by operating
 activities                                   1,692     1,390    20,100     9,040
                                           --------  --------  --------  --------
Investing Activities:
      Increase in short-term investments     (2,077)   (1,861)   (2,072)   (1,601)
      Purchase of property and equipment     (1,299)  (16,285)  (12,855)  (17,907)
      Acquisitions, net of cash acquired     (7,076)       --    (7,076)       --
      Other                                    (253)   (2,864)      292    (2,734)
                                           --------  --------  --------  --------
Net cash used in investing activities       (10,705)  (21,010)  (21,711)  (22,242)
                                           --------  --------  --------  --------
Financing Activities:
      Short-term borrowings, net             11,206    13,522    10,657    13,468
      Proceeds from issuance of common
        stock                                   376       502       883       945
      Repurchases of common stock              (147)     (345)     (153)     (851)
      Dividends paid                         (1,217)     (964)   (1,217)     (964)
                                           --------  --------  --------  --------
Net cash provided by financing
 activities                                  10,218    12,715    10,170    12,598
Effect of exchange rate changes on cash        (296)     (132)     (939)      (47)
                                           --------  --------  --------  --------
Increase (decrease) in cash and cash
 equivalents                                    909    (7,037)    7,620      (651)
Cash and cash equivalents at beginning
 of period                                   43,677    42,528    36,966    36,142
                                           --------  --------  --------  --------
Cash and cash equivalents at end of
 period                                    $ 44,586  $ 35,491    44,586    35,491
                                           --------  --------  --------  --------
                                           --------  --------  --------  --------


                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

         The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Certain 1996 amounts have been reclassified to conform to the 1997 presentation. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K as filed with the Securities and Exchange Commission on or about March 31, 1997.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement 128). The statement establishes standards for the computation, presentation, and disclosure of earnings per share (EPS), replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS, unlike Primary EPS, exludes all dilution while Diluted EPS, like the current Fully Diluted EPS, reflects the potential dilution that could occur from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Statement 128 is effective for financial statements for periods ending after December 15, 1997 and earlier application is not permitted. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Expeditors International of Washington, Inc. is engaged in the business of global logistics management, including international freight forwarding and consolidation, for both air and ocean freight. The Company also acts as a customs broker in all the domestic offices, and in many of its overseas offices. The Company also provides additional services for its customers including value added distribution, purchase order management, vendor consolidation and other logistics solutions. The Company offers domestic forwarding services only in conjunction with international shipments. The Company does not compete for overnight courier or small parcel business. The Company does not own or operate aircraft or steamships.

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

RESULTS OF OPERATIONS

         The following table shows the consolidated net revenues (revenues less consolidation expenses) attributable to the Company's principal services and the Company's expenses for the three and six-month periods ended June 30, 1997 and 1996, expressed as percentages of net revenues. With respect to the Company's services other than consolidation, net revenues are identical to revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers' charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

         The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.


                                                Three Months Ended June 30,                Six Months Ended June 30,
                                                   1997                1996                 1997                1996
                                                   ----                ----                 ----                ----
                                                Percent             Percent              Percent             Percent
                                                 of Net              of Net               of Net              of Net
                                       Amount  Revenues    Amount  Revenues    Amount   Revenues    Amount  Revenues
                                      -------  --------   -------  --------   --------  --------   -------  --------
                                                                  (Amounts in thousands)
Net Revenues:

Airfreight                             29,528      43     $22,648      48       55,152      44      41,460      47
Ocean freight                          12,108      18       8,861      19       22,971      18      15,761      18
Customs brokerage and import
 services                              26,533      39      15,621      33       47,764      38      30,641      35
                                      -------  --------   -------  --------   --------  --------   -------  --------
  Net revenues                         68,169     100      47,130     100      125,887     100      87,862     100
                                      -------  --------   -------  --------   --------  --------   -------  --------
Operating expenses:

Salaries and related costs             36,939      54      25,566      54       69,269      55      48,641      55
Other                                  18,414      27      13,183      28       35,221      28      25,290      29
                                      -------  --------   -------  --------   --------  --------   -------  --------
  Total operating expenses             55,353      81      38,749      82      104,490      83      73,931      84
                                      -------  --------   -------  --------   --------  --------   -------  --------
Operating income                       12,816      19       8,381      18       21,397      17      13,931      16

Other income, net                         568       1         549       1        1,029       1       1,152       1
                                      -------  --------   -------  --------   --------  --------   -------  --------
Earnings before income taxes           13,384      20       8,930      19       22,426      18      15,083      17
Income tax expense                      5,210       8       3,559       8        8,654       7       5,923       7
                                      -------  --------   -------  --------   --------  --------   -------  --------
  Net earnings                        $ 8,174      12%    $ 5,371      11%      13,772      11%    $ 9,160      10%
                                      -------  --------   -------  --------   --------  --------   -------  --------
                                      -------  --------   -------  --------   --------  --------   -------  --------


         Airfreight net revenues increased 30% and 33% for the three and six-month periods ended June 30, 1997 as compared with the same periods for 1996. This increase was primarily due to increased airfreight tonnage handled by the Company's expanding global network.

         Ocean freight net revenues increased 37% and 46% for the three and six-month periods ended June 30, 1997 as compared with the same periods for 1996. The Company continued to aggressively market competitive ocean freight rates primarily on freight moving eastbound from the Far East. During the second quarter of 1997, pricing pressures continued on this lane, however, the Company believes that pricing had stabilized late in the second quarter. Despite the falling prices, the Company was able to maintain margins and expand market share, a development management believes to be significant in assessing its strength in the transpacific market. The ocean forwarding business and ECMS (Expeditors Cargo Management Systems), the Company's ocean freight consolidation management and purchase order tracking service, were again instrumental in helping the Company to expand its market share.

         Customs brokerage and import services increased 70% and 56% for the three and six-month periods ended June 30, 1997 as compared with the same periods for 1996. This increase is the result of 1) the Company's entry into the truck and rail border brokerage business in the United States, 2) the Company's growing reputation for providing high quality service,
3) consolidation within the customs brokerage market as customers seek out brokers with sophisticated computerized capabilities critical to an overall logistics management program, and 4) the growing importance of distribution services as a separate and distinct service which is included in this category.

         Salaries and related costs increased during the three and six-month periods ended June 30, 1997 compared with the same period in 1996 as a result of (1) the Company's increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels. Salaries and related costs have, however, remained virtually constant as a percentage of net revenue--a measure that management believes is significant in assessing the effectiveness of corporate cost containment objectives. The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the
Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the organic growth in revenues, net revenue and net income for the three and six-month periods ended June 30, 1997 and 1996 are a direct result of the incentives inherent in the Company's compensation program.

         Other operating expenses increased for the three and six-month periods ended June 30, 1997 as compared with the same period in 1996 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company's growing operations. Other operating expenses as a percentage of net revenues decreased approximately 1% in the three and six-month periods ended June 30, 1997 as compared with the same period in 1996. This decrease is primarily due to economies of scale realized as the Company's semi-variable other operating expenses were spread over increased net revenues.

         Other income, net, increased marginally for the three month period ended June 30, 1997 compared with the same period of 1996, due to higher interest income. Other income, net, decreased for the six month period ended June 30, 1997 as compared with the same period in 1996, principally due to lower interest income on smaller average cash balances during the first quarter of 1997.

         The Company pays income taxes in the United States and other jurisdictions. In addition, the Company pays various other taxes, which are typically included in costs of operations. Effective income tax rates per financial statements during the three and six-month periods ended June 30, 1997 remained virtually constant as compared with the same period in 1996.

Currency and Other Risk Factors

         International air/ocean freight forwarding and customs brokerage are intensively competitive and are expected to remain so for the foreseeable future. There are a large number of entities competing in the international logistics industry, however, the Company's primary competition is confined to a relatively small number of companies within this group. While there is currently a marked trend within the industry toward consolidation into large firms with multinational offices and agency networks, regional and local broker/forwarders remain a competitive force.

         Historically, the primary competitive factors in the international logistics industry have been price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. The Company emphasizes quality service and believes that its prices are competitive with those of others in the industry. Recently, customers have exhibited a trend toward the more sophisticated and efficient procedures for the management of the logistics supply chain by embracing strategies such as just-in-time inventory management. Accordingly, sophisticated computerized customer service capabilities and a stable worldwide network have become significant factors in attracting and retaining customers.

         Developing these systems and a worldwide network has added a considerable indirect cost to the services provided to customers. Smaller and middle-tier competitors, in general, do not have the resources available to develop customized systems and worldwide network. As a result, there is a significant amount of consolidation currently taking place in the industry. Management expects that this trend toward consolidation will continue for the short to medium-term.

         The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Many of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among these offices or agents. Foreign currency gains and losses recognized during the second quarter and for the first six months of 1997 and 1996 were immaterial.

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

         During the second quarter, the Company completed the acquisition of
SeaSky Express, Ltd.   This entity had served as the Company's exclusive
agent in Ireland. The Company paid approximately $8.5 million dollars for all of the outstanding shares of Seasky Express, Ltd. and its wholly-owned subsidiaries. In connection with this transaction, the Company recorded approximately $5.4 million in "Goodwill" which the Company will amortize over 40 years. The strategic motivations for this acquisition included 1) obtaining expertise in European road freight, 2) establishing a clear identity and presence in this key market, and 3) a reluctance to risk the loss of customers inherent in starting a new venture which would compete with an established and motivated "former agent."

         Office Openings - The Company opened five start-up offices during the second quarter of 1997.


North                                                Indian
America   Far East   Europe               Africa     Sub-continent
-------   --------   ------               ------     -------------
  --         --      Dublin, Ireland        --       Madras, India
                     Cork, Ireland                   Bangalore, India
                     Shannon, Ireland


         Internal Growth - Management believes that a comparison of "same store" growth is critical in the evaluation of the quality and extent of the Company's internally generated growth. This "same store" analysis isolates the financial contributions from offices that have been included in the
Company's operating results for at least one full year.   The table below
presents same store comparisons for the second quarter of 1997 (which is the measure of any increase from the same quarter of 1996) and for the second quarter of 1996 (which measures growth over 1995).


                      For the three months
                         ended June 30,
                         1997     1996
                         ----     ----
Net revenue               29%      21%
Operating income          44%      23%


Liquidity and Capital Resources

         The Company's principal source of liquidity is cash generated from operations. At June 30, 1997, working capital was $80.6 million, including cash and short-term investments of $47.0 million. The Company had no long-term debt at June 30, 1997. While the nature of its business does not require an extensive investment in property and equipment, the Company is actively looking for suitable facilities and/or property to acquire at or near airports in certain cities in North America and overseas. The Company expects to spend approximately $30.0 million on property and equipment in 1997, which is expected to be financed with cash, short-term floating rate and/or long-term fixed-rate borrowings.

         The Company maintains foreign and domestic borrowings under unsecured bank lines of credit totaling $30.0 million. At June 30, 1997, the Company was directly liable for $10.3 million drawn on these lines of credit and was contingently liable for an additional $16.1 million from standby letters of credit. In addition, the Company maintains a bank facility with its U.K. bank for $8.3 million. Management believes that the Company's current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of the Shareholders was held on May 7, 1997.

(b) The following directors were elected to the Board of Directors to serve a term of one year and until their successors are elected and qualified:


                                             For       Withheld
                                             ---       --------
                   P.J. Rose             22,524,463     26,976
                   K.M. Walsh            22,524,111     27,328
                   J.L.K. Wang           22,524,463     26,976
                   J.J. Casey            22,524,059     27,380
                   D.P. Kourkoumelis     22,524,229     27,210
                   J.W. Meisenbach       22,524,008     27,431



                                                For       Against          Abstain          Non-Vote
                                                ---       -------          -------          --------
(c) 1997 Stock Option Plan               13,921,078     6,451,766           70,464         2,108,131
(d) 1997 Executive Incentive
    Compensation Plan                    21,549,439       406,070           97,858           498,072


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits required by Item 601 of Regulation S-K.

              Exhibit
              Number         Description
              -------        -----------
                27      Financial Data Schedule, Edgar Filing Only

  (b)    Reports on Form 8-K

         No reports on Form 8-K were filed in the quarter ended June 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

August 8, 1997            /s/ PETER J. ROSE
                       ------------------------------------------------
                        Peter J. Rose, Chairman
                         and Chief Executive Officer
                        (Principal Executive Officer)


August 8, 1997            /s/ R. JORDAN GATES
                       ------------------------------------------------
                        R. Jordan Gates, Chief Financial Officer
                         and Treasurer
                        (Principal Financial and Accounting Officer)

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                          Form 10-Q Index and Exhibits

                                 June 30, 1997


Exhibit
Number             Description
-------            -----------
 27                Financial Data Schedule (Filed Electronically Only)