Form 10-Q
period 1997-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 1997-11-14
CIK 746515

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended September 30, 1997

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

    At November 7, 1997, the number of shares outstanding of the issuer's Common Stock was 24,545,380.


                              Page 1 of 15 pages.

                      The Exhibit Index appears on page 15.

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS.
------------------------------

                EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                           AND SUBSIDIARIES

                   Condensed Consolidated Balance Sheets
                     (In thousands, except share data)

                                                    SEPTEMBER 30,   DECEMBER 31,
ASSETS                                                  1997            1996
------                                              ------------    ------------
                                                     (Unaudited)

Current assets:
   Cash and cash equivalents                          $   47,416          36,966
   Short term investments                                    357             357
   Accounts receivable, net                              224,165         168,763
   Deferred Federal and state taxes                        6,820           4,854
   Other current assets                                    7,862           4,503
                                                    ------------    ------------
       Total current assets                              286,620         215,443

Property and equipment, net                               61,746          46,246
Other assets, net                                         15,088          10,297
                                                    ------------    ------------
                                                      $  363,454         271,986
                                                    ------------    ------------
                                                    ------------    ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Short term borrowings                              $   29,336           3,452
   Accounts payable                                      139,547         101,670
   Income taxes                                            7,045           5,659
   Other current liabilities                              24,299          21,194
                                                    ------------    ------------
       Total current liabilities                         200,227         131,975

Shareholders' equity:
   Preferred stock, par value $.01
       per share. Authorized 2,000,000
       shares; none issued                                    --              --

Common stock, par value $.01 per share.
   Authorized 80,000,000 shares; issued
       and outstanding 24,529,891 shares at
       September 30, 1997, and 24,212,946 at
       December 31, 1996                                     245             242
Additional paid-in capital                                15,449          13,179
Retained earnings                                        147,590         123,258
Equity adjustments from foreign
   currency translation                                      (57)          3,332
                                                    ------------    ------------
   Total shareholders' equity                            163,227         140,011
                                                    ------------    ------------

                                                      $  363,454         271,986
                                                    ------------    ------------
                                                    ------------    ------------

                EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                           AND SUBSIDIARIES

                Condensed Consolidated Statements of Earnings
                      (In thousands, except share data)


                                           (Unaudited)

                                          Three months ended               Nine months ended
                                          September 30,                    September 30,
                                          -------------------              -------------------
                                          1997           1996              1997           1996
                                          ----           ----              ----           ----

Revenues:
   Airfreight                     $    178,158        142,071           470,060        350,652
   Ocean freight                        52,128         44,310           134,006        108,964
   Customs brokerage and import
    services                            32,023         18,511            79,787         49,152
                                   -----------    -----------       -----------    -----------

    Total revenues                     262,309        204,892           683,853        508,768


Operating expenses:
   Airfreight consolidation            145,357        115,778           382,107        282,899
   Ocean freight consolidation          36,772         32,881            95,679         81,774
   Salaries and related costs           41,733         29,311           111,002         77,952
   Rent                                  2,654          2,264             7,649          6,158
   Depreciation and
    amortization                         2,878          2,070             7,922          5,899
   Selling and promotion                 3,506          2,618             9,614          7,138
   Other                                10,451          7,888            29,525         20,935
                                   -----------    -----------       -----------    -----------

    Total operating expenses           243,351        192,810           643,498        482,755

Operating income                        18,958         12,082            40,355         26,013
                                   -----------    -----------       -----------    -----------


   Interest expense                       (146)           (71)             (224)          (195)
   Interest income                         420            471             1,519          1,696
   Other, net                             (179)            59              (171)           110
                                   -----------    -----------       -----------    -----------

Other income, net                           95            459             1,124          1,611
                                   -----------    -----------       -----------    -----------

Earnings before income taxes            19,053         12,541            41,479         27,624

Income tax expense                       7,276          4,861            15,930         10,784
                                   -----------    -----------       -----------    -----------


   Net earnings                   $     11,777          7,680            25,549         16,840
                                   -----------    -----------       -----------    -----------
                                   -----------    -----------       -----------    -----------

   Net earnings per share                $ .44           $.30             $ .97          $ .66
                                   -----------    -----------       -----------    -----------
                                   -----------    -----------       -----------    -----------

Weighted average number of
    common shares                   26,555,155     25,689,522        26,243,552     25,540,458
                                   -----------    -----------       -----------    -----------
                                   -----------    -----------       -----------    -----------

                EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                             AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                              (In thousands)
                                (Unaudited)

                                          Three months ended               Nine months ended
                                          September 30,                    September 30,
                                          ------------------               -----------------
                                          1997          1996               1997         1996
                                          ----          ----               ----         ----

Operating Activities:
    Net earnings                       $  11,777         7,680             25,549       16,840
    Adjustments to reconcile net
       earnings to net cash provided
       by operating activities:
       Provision for losses on
        accounts receivable                  325           446              1,291        1,305
       Deferred income tax
        expense (benefit)                    564           132                (98)        (421)
       Depreciation and amortization       2,878         2,070              7,922        5,899
       Other                                 271           235                649          430
       Changes in operating assets
        and liabilities:
        Increase in accounts
          receivable                     (42,836)      (19,686)           (54,842)     (39,804)
        (Increase) decrease in other
          current assets                  (1,448)          757             (3,398)      (1,365)
        Increase in accounts payable
          and other current
          liabilities                     31,388        11,705             45,946       29,495
                                        --------      --------           --------     --------

Net cash provided by
    operating activities                   2,919         3,339             23,019       12,379
                                        --------      --------           --------     --------

Investing Activities:
    Decrease (increase) in
       short-term investments              1,985         1,584                (87)         (17)
    Purchase of property and
       equipment                         (13,800)       (2,602)           (26,655)     (20,509)
    Acquisitions, net of cash
       acquired                             -             -                (7,076)        -
    Other                                    209           988                501       (1,746)
                                        --------      --------           --------     --------
Net cash used in investing
    activities                           (11,606)          (30)           (33,317)     (22,272)
                                        --------      --------           --------     --------

Financing Activities:
    Short-term borrowings, net            13,548         2,945             24,205       16,413
    Proceeds from issuance of
     common stock                          2,653         1,625              3,536        2,570
    Repurchases of common stock           (2,821)       (1,690)            (2,974)      (2,541)
    Dividends paid                          -             -                (1,217)        (964)
                                        --------      --------           --------     --------
Net cash provided by
    financing activities                  13,380         2,880             23,550       15,478
Effect of exchange rate changes
    on cash                               (1,863)         (253)            (2,802)        (300)
                                        --------      --------           --------     --------
Increase in cash and cash
    equivalents                            2,830         5,936             10,450        5,285
Cash and cash equivalents at
    beginning of period                   44,586        35,491             36,966       36,142
                                        --------      --------           --------     --------
Cash  and  cash  equivalents at end
    of period                           $ 47,416        41,427             47,416       41,427
                                        --------      --------           --------     --------
                                        --------      --------           --------     --------

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

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). The statement establishes standards for the computation, presentation, and disclosure of earnings per share (EPS), replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like the current Fully Diluted EPS, reflects the potential dilution that could occur from the exercise or conversion of securities into common stock or from other contracts to issue common stock. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997 and earlier application is not permitted. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997 and requires reclassification of prior period financial statements. The Company is currently considering the various presentation options of SFAS No. 130.

   Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which revises disclosure requirements about operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 requires that public business enterprises report financial and descriptive information about its reportable operating segments. The statement is effective for periods beginning after December 15, 1997 and requires restatement of prior years in the initial year of application. SFAS No. 131 will impact the Company's segment disclosures, but will not impact the Company's results of operations, financial position or cash flows.

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

   International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, and United States and foreign laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to current tariffs and trade restrictions. The Company cannot predict which, if any, of these proposals may be adopted, nor can the Company predict the effects adoption of any such proposal will have on the Company's business. Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being affected by governmental policies concerning international trade, the Company's business may also be affected by political developments and changes in government personnel or policies in the nations in which it does business.

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


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES LITIGATION REFORM
   ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

   Certain portions of this report on Form 10-Q contain forward-looking statements which must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. In addition to risk factors identified elsewhere in this report, attention should be given to the factors identified and discussed in the report on Form 10-K on or about March 31, 1997.

RESULTS OF OPERATIONS

   The following table shows the consolidated net revenues (revenues less consolidation expenses) attributable to the Company's principal services and the Company's expenses for the three and nine-month periods ended September 30, 1997 and 1996, expressed as percentages of net revenues. With respect to the Company's services other than freight consolidation, net revenues are identical to revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers' charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

   The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.

                                            Three months ended September 30,                  Nine months ended September 30,
                                                      1997                    1996                     1997                    1996
                                                      ----                    ----                     ----                    ----
                                                   Percent                 Percent                   Percent                Percent
                                                    of net                  of net                    of net                 of net
                                        Amount    revenues      Amount    revenues       Amount     revenues     Amount    revenues
                                        ------    --------      ------    --------       ------     --------     ------    --------
                                                                     (Amounts in thousands)

Net Revenues:

Airfreight                            $ 32,801          41      26,293          47     $ 87,953           42      67,753         47
Ocean freight                           15,356          19      11,429          20       38,327           19      27,190         19
Customs brokerage and
    import services                     32,023          40      18,511          33       79,787           39      49,152         34
                                      --------         ---     -------         ---     --------          ---    --------        ---

    Net revenues                        80,180         100      56,233         100      206,067          100     144,095        100
                                      --------         ---     -------         ---     --------          ---    --------        ---

Operating expenses:

Salaries and
    related costs                       41,733          52      29,311          52      111,002           54      77,952         54
Other                                   19,489          24      14,840          27       54,710           26      40,130         28
                                      --------         ---     -------         ---     --------          ---    --------        ---

    Total operating
      expenses                          61,222          76      44,151          79      165,712           80     118,082         82
                                      --------         ---     -------         ---     --------          ---    --------        ---

Operating income                        18,958          24      12,082          21       40,355           20      26,013         18
Other income, net                           95          -          459           1        1,124           -        1,611          1
                                      --------         ---     -------         ---     --------          ---    --------        ---

Earnings before
    income taxes                        19,053          24      12,541          22       41,479           20      27,624         19
Income tax expense                       7,276           9       4,861           8       15,930            8      10,784          7
                                      --------         ---     -------         ---     --------          ---    --------        ---

    Net earnings                      $ 11,777          15%    $ 7,680          14%    $ 25,549           12%   $ 16,840         12%
                                      --------         ---     -------         ---     --------          ---    --------        ---
                                      --------         ---     -------         ---     --------          ---    --------        ---

   Airfreight net revenues increased 25% and 30% for the three and nine-month periods ended September 30, 1997 as compared with the same periods for 1996. This increase was primarily due to (1) increased airfreight tonnage handled by the Company from the Far East, North America and Europe and (2) increased prices charged by airlines which were passed along to customers. Management also believes that the Company was more efficient during the three and nine-month periods ended September 30, 1997 in the handling and routing of shipments through key export gateway locations, particularly in North America. To the extent that it is successful in increasing its concentration of export freight in key export gateway locations, the Company has been able to take advantage of the volume, weight and service-related incentives offered by the direct air carriers.

   Ocean freight net revenues increased 34% and 41% for the three and nine-month periods ended September 30, 1997 as compared with the same periods for 1996 as a result of a Company decision to aggressively market extremely competitive ocean freight rates to its customers, primarily on freight moving eastbound from the Far East. Despite falling prices, the Company was able to substantially maintain margins and expand market share, a development management believes to be significant in assessing its strength in the highly competitive transpacific NVOCC (Non-Vessel Operating Common Carrier) market. Due to increased cargo volumes during the three months ended September 30, 1997, the pricing situation stabilized, allowing significant margin expansion in the third quarter. In addition to increases in the traditional NVOCC and ocean forwarding business, ECMS (Expeditors Cargo Management Systems), the Company's ocean freight consolidation management and purchase order tracking service, continues to be instrumental in providing new business.

   Customs brokerage and import services increased 73% and 62% for the three and nine-month periods ended September 30, 1997 as compared with the same periods for 1996. This increase is the result of (1) the Company's entry into the truck and rail border brokerage business in the United States, (2) the Company's growing reputation for providing high quality service, (3) consolidation within the customs brokerage market as customers seek out brokers with sophisticated computerized capabilities critical to an overall logistics management program, and (4) the growing importance of distribution services as a separate and distinct service which is included in this category.

   Salaries and related costs increased during the three and nine-month periods ended September 30, 1997 as compared with the same periods in 1996 as a result of (1) the Company's increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels. Salaries and related costs have, however, remained virtually constant as a percentage of net revenue--a measure that management believes is significant in assessing the effectiveness of corporate cost containment objectives. The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the
Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the organic growth in revenues, net revenue and net income for the three and nine-month periods ended September 30, 1997 and 1996 are a direct result of the incentives inherent in the Company's compensation program.

   Other operating expenses increased for the three and nine-month periods ended September 30, 1997 as compared with the same period in 1996 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company's growing operations. Other operating expenses as a percentage of net revenues decreased approximately 2% for the three and nine-month periods ended September 30, 1997, as compared with the same periods in 1996. This decrease is primarily due to economies of scale realized as the Company's semi-variable other operating expenses were spread over increased net revenues.

   Other income, net, decreased for the three and nine-month periods ended September 30, 1997 as compared with the same period of 1996, due to (1) lower interest income, as a result of cash being used in 1997 for the acquisition of real estate and the Company's agent in Ireland, and (2) higher interest expense on higher bank borrowings. In addition, the Company recognized losses on the unamortized portion of certain leasehold improvements which the Company abandoned to consolidate office space.

   The Company pays income taxes in the United States and other jurisdictions. In addition, the Company pays various other taxes, which are typically included in costs of operations. Effective income tax rates per financial statements during the three and nine-month periods ended September 30, 1997 were virtually constant as compared with the same periods in 1996.

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

   The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Many of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among these offices or agents. During the third quarter of 1997, the currencies in Thailand, Malaysia and Indonesia, devalued significantly against the U.S. dollar. Other currencies in the Far East were weakened by the events in these countries. A large percentage of billings from these countries are denominated in U.S. dollars, and in any case, the Company utilizes an internal clearing house to expedite settlements among offices to reduce exposure to foreign exchange rate fluctuations. The Company was not materially affected by the decline in currencies, and foreign currency gains and losses recognized during the three and nine-month periods of 1997 and 1996 were immaterial.

   The Company has traditionally generated revenues from airfreight, ocean freight and customs brokerage and other import services. In light of the customer-driven trend to provide customer rates on a door-to-door basis, management foresees the potential, in the medium to long-term, for fees normally associated with customs house brokerage to be de-emphasized and included as a component of other services offered by the Company.

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

    Office Openings - The Company opened five offices during the third quarter of 1997.

North                                            Latin
America                 Australasia              America
-------                 -----------              -------

Calexico, CA-USA        Adelaide, Australia      Santos, Brazil
San Diego, CA-USA
Guadalajara,JL-MX

   Internal Growth - Management believes that a comparison of "same store" growth is critical in the evaluation of the quality and extent of the Company's internally generated growth. This "same store" analysis isolates the financial contributions from offices that have been included in the
Company's operating results for at least one full year.   The table below
presents same store comparisons for the third quarter of 1997 (which is the measure of any increase from the same quarter of 1996) and for the third quarter of 1996 (which measures growth over 1995).


                        FOR THE THREE MONTHS
                        ENDED SEPTEMBER 30,
                             1997     1996
                             ----     ----

Net revenue                    30%      28%
Operating income               50%      44%


Liquidity and Capital Resources

   The Company's principal source of liquidity is cash generated from operations. At September 30, 1997, working capital was $86.4 million, including cash and short-term investments of $47.8 million. The Company had no long-term debt at September 30, 1997. While the nature of its business does not require an extensive investment in property and equipment, the Company is continuously looking for suitable facilities and/or property to acquire at or near airports in certain cities in North America and overseas. The Company expects to spend approximately $35 million on property and equipment in 1997, which is expected to be financed with cash, short-term floating rate and/or long-term fixed-rate borrowings.

   The Company maintains foreign and domestic borrowings under unsecured bank lines of credit totaling $30 million. At September 30, 1997, the Company was directly liable for $28 million drawn on these lines of credit and was contingently liable for an additional $15.7 million of standby letters of credit. In addition, the Company maintains a bank facility with its U.K. bank for $8.1 million of which the Company was contingently liable for $8.1 million. Management believes that the Company's current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

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

                EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                             AND SUBSIDIARIES

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
-------------------------

        The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management's opinion, will have a significant effect on the Company's financial condition.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

  (a) Exhibits required by Item 601 of Regulation S-K.

              Exhibit
              Number         Description
              ------         -----------

               27         Financial Data Schedule, Edgar Filing Only

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed in the quarter ended September 30, 1997.

                                    SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.




November 7, 1997         /s/ Peter J. Rose
                        -----------------------------------------------
                        Peter J. Rose, Chairman
                         and Chief Executive Officer
                        (Principal Executive Officer)




November 7, 1997        /s/ R. Jordan Gates
                        -----------------------------------------------
                        R. Jordan Gates, Chief Financial Officer
                         and Treasurer
                        (Principal Financial and Accounting Officer)

                EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                               AND SUBSIDIARIES

                         Form 10-Q Index and Exhibits

                              September 30, 1997


Exhibit
Number          Description
------          -----------

 27             Financial Data Schedule (Filed Electronically Only)