Form 10-K405
period 1997-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 1998-03-31
CIK 746515

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to

Commission File Number: 0-13468

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     Washington                                                   91-1069248
(State or other jurisdiction of incorporation or organization)     (I.R.S.Employer Identification Number)

    999 Third Avenue, Suite 2500, Seattle, Washington                               98104
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    At March 9, 1998, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $936,706,000.

    At March 9, 1998, the number of shares outstanding of registrant's Common Stock was 24,573,494.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement for the Registrant's 1998 Annual Meeting of Shareholders to be held on May 7, 1998 are incorporated by reference into Part III of this Form 10-K.

                             Page 1 of 59 pages.

Forward-Looking Statements

From time to time Expeditors International of Washington, Inc. (the Company) and its representatives may provide information, whether orally or in writing, which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act"). This includes certain statements in this report on Form 10-K under Part I,
Item 1 "Business" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements and other information relating to the Company are based on the beliefs of management and are necessarily the result of assumptions made using the information currently available to management. Actual results will vary, and even vary materially, from those predicted in the forward-looking statements.

In accordance with the provisions of the Litigation Reform Act the Company is making readers aware that forward-looking statements, because they relate to future events, are by their very nature subject to many important risk factors which could cause actual results to differ materially from those contained in the forward-looking statements. For additional information about forward-looking statements and for an identification of risk factors and their potential significance, see "Safe Harbor for Forward-Looking Statements Under Securities Reform Act of 1995; Certain Cautionary Statements" immediately preceding Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

                                     PART I

ITEM 1--BUSINESS

    Expeditors International of Washington, Inc. is engaged in the business of providing global logistics services. The Company offers its customers a seamless international network supporting the movement and strategic positioning of goods. The Company's services include the consolidation or forwarding of air and ocean freight. In each U.S. office, and in many overseas offices, the Company acts as a customs broker. The Company also provides additional services including distribution management, vendor consolidation, cargo insurance, purchase order management and customized logistics information. The Company does not compete for domestic freight, overnight courier or small parcel business and does not own aircraft or steamships.

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

NORTH AMERICA
--------------
UNITED STATES          - Buffalo-Peace        SOUTH AMERICA          FAR EAST
- Seattle (5/79)         Bridge (1/97)        -------------          ----------
- Chicago (7/81)       - El Paso (1/97)       ARGENTINA              CHINA
- San Francisco        - Laredo (2/97)        - Buenos Aires (1/98)  - Beijing (7/94)
  (7/81)               - Nogales (2/97)       BRAZIL                 - Guangzhou (4/94)
- New York (11/81)     - San Diego (7/97)     - Sao Paulo (9/95)     - Dalian (7/94)
- Los Angeles (5/82)   - Calexico (10/97)     - Rio de Janeiro       - Shanghai (7/94)
- Atlanta (8/83)       PUERTO RICO              (9/95)               - Shenzen (7/94)
- Boston (11/85)       - San Juan (5/95)      - Campinas (9/95)      - Quingdao (7/94)
- Miami (3/86)         CANADA                 - Santos (10/97)       - Tianjin (7/94)
- Minneapolis (7/86)   - Toronto (5/84)       CHILE                  - Xi'an (7/94)
- Denver (2/88)        - Vancouver (9/95)      - Santiago (2/95)     - Xiamen (7/94)
- Detroit (7/88)       MEXICO                                        - Nanjing (8/95)
- Portland (7/88)      - Mexico City (6/95)                          HONG KONG
- Cincinnati (8/89)    - Guadalajara (9/97)                          - Hong Kong (9/81)
- Cleveland (7/90)                                                   INDONESIA
- Phoenix (7/91)                                                     # Jakarta (12/90)
- Louisville (10/91)                                                 # Surabaya (2/92)
- St. Louis (4/92)                                                   JAPAN
- Houston (4/92)                                                     * Tokyo (3/91)
- Baltimore (4/92)                                                   * Osaka (9/96)
- Dallas (5/92)                                                      KOREA
- Columbus (6/92)                                                    - Pusan (10/94)
- Charlotte (7/92)                                                   - Seoul (10/94)
- Newark (9/94)                                                      - Bupyung (6/96)
- Philadelphia (3/95)                                                - Chonna (6/96)
- Charleston (6/95)                                                  - Kwangju (6/96)
- Memphis (8/95)                                                     - Kumi (6/96)
- Salt Lake City                                                     - Masan (6/96)
  (11/95)                                                            - Taegu (6/96)
* Syracuse (4/96)                                                    MALAYSIA
- Norfolk (9/96)                                                     - Penang (11/87)
- Indianapolis                                                       - Kuala Lumpur (6/90)
  (11/96)                                                            - Johore Bharu (3/96)
- Port Huron-Blue
  Water Bridge
  (12/96)
- Detroit-Ambassador
  Bridge (12/96)
- Lewiston-Queen-
  ston (12/96)
- Dearborn-CPC
  (1/97)


SINGAPORE              PORTUGAL               NEAR/MIDDLE            AFRICA
- Singapore (9/81)     - Lisbon (10/91)       EAST                   -------
TAIWAN                 - Oporto (10/91)       ------------           EGYPT
# Taipei (9/81)        SPAIN                  BANGLADESH             - Cairo (2/95)
# Kaohsiung (9/81)     - Barcelona (1/94)     - Dhaka (6/89)         - Alexandria (2/95)
# Taichung (9/81)      - Madrid (1/94)        - Chittagong (8/93)    SOUTH AFRICA
# Hsin-Chu (9/89)      - Alicante (4/96)      INDIA                  - Johannesburg (3/94)
THAILAND               SWEDEN                 - New Delhi (7/96)     - Durban (3/94)
- Bangkok (9/94)       - Stockholm (1/94)     - Mumbai               - Capetown (1/97)
                       - Goteborg (1/94)        (Bombay) (1/97)
EUROPE                 UNITED KINGDOM         - Bangalore (6/97)
------                 - London (4/86)        - Chennai (Madras)
AUSTRIA                - Manchester (11/88)      (6/97)
- Salzburg (11/95)     - Birmingham (3/90)    KUWAIT
- Vienna (11/95)       - Glasgow (4/92)       # Kuwait City (7/97)
BELGIUM                - Bedford (6/94)       LEBANON
- Brussels (7/90)      - Swindon (3/97)       - Beirut (4/93)
- Antwerp (4/91)                              PAKISTAN
FINLAND                AUSTRALASIA            - Karachi (9/96)
- Helsinki (4/94)      ------------           - Lahore (9/96)
FRANCE                 AUSTRALIA              SAUDI ARABIA
- Paris (1/97)         - Sydney (8/88)        # Riyadh (7/92)
- Epinal (1/97)        - Melbourne (8/88)     # Jeddah (7/92)
- Lyon (1/97)          - Brisbane (10/93)     SRI LANKA
- Lille (3/97)         - Perth (12/94)        # Colombo (3/95)
GERMANY                - Adelaide (10/97)     TURKEY
- Frankfurt (4/92)     FIJI                   * Istanbul (5/91)
- Munich (4/92)        * Suva (5/97)          U.A.E.
- Dusseldorf (4/92)    NEW ZEALAND            * Dubai (10/92)
- Stuttgart (4/92)     - Auckland (8/88)      * Abu Dhabi (1/94)
- Hamburg (1/93)                              CYPRUS
GREECE                                        * Nicosia (6/96)
* Athens (1/91)
IRELAND
- Dublin (3/97)
- Cork (3/97)
- Shannon (3/97)
ITALY
- Milan (4/93)
- Verona (4/93)
- Florence (3/98)
NETHERLANDS
- Amsterdam (6/94)
- Rotterdam (3/95)


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

                              AIRFREIGHT SERVICES

    Airfreight services accounted for approximately 43, 47 and 47 percent of the Company's 1997, 1996 and 1995 consolidated revenues net of freight consolidation expenses ("net revenues"), respectively. When performing airfreight services, the Company typically acts either as a freight consolidator or as an agent for the airline which carries the shipment. When acting as a freight consolidator, the Company purchases cargo space from airlines on a volume basis and resells that space to its customers at lower rates than the customers could obtain directly from airlines. When moving shipments between points where the volume of business does not facilitate consolidation, the Company receives and forwards individual shipments as the agent of the airline which carries the shipment. Whether acting as an agent or consolidator, the Company offers its customers knowledge of optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with space availability in periods of peak demand.

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

    The Company typically delivers shipments from a Company warehouse at the origin to the airline after consolidating the freight into containers or on to pallets. Shipments normally arrive at the destination distribution point within forty-eight hours after such delivery. During peak shipment periods, cargo space available from the scheduled air carriers can be limited and backlogs of freight shipments may occur. When these conditions exist, the Company may charter aircraft to meet customer demand.

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

                     CUSTOMS BROKERAGE AND IMPORT SERVICES

    Customs brokerage and import services accounted for approximately 39, 34, and 35 percent of the Company's 1997, 1996, and 1995 consolidated net revenues, respectively. As a customs broker, the Company assists importers to clear shipments through customs by preparing required documentation, calculating and providing for payment of duties on behalf of the importer, arranging for any required inspections by governmental agencies, and arranging for delivery. The Company also provides other services at destination including temporary warehousing, inland transportation, inventory manipulation and management, cargo insurance and product distribution.

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

                             OCEAN FREIGHT SERVICES

    Ocean freight services accounted for approximately 18, 19, and 18 percent of the Company's 1997, 1996, and 1995 consolidated net revenues, respectively. The Company's revenues as an ocean freight forwarder are derived from commissions paid by the carrier and revenues from fees charged to customers for ancillary services which the Company may provide, such as preparing documentation, procuring insurance, arranging for packing and crating services, and providing consultation. The Company operates Expeditors International Ocean ("EIO"), a Non-Vessel Operating Common Carrier ("NVOCC") specializing in ocean freight consolidation from the Far East to the United States. EIO also provides service, on a smaller scale, to and from any location where the Company has an office or agent. As an NVOCC, EIO contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate. EIO solicits less than container load ("LCL") freight to fill the containers and charges lower rates than those available directly from shipping lines. EIO also handles full container loads for customers that do not have annual shipping volumes sufficient to negotiate comparable contracts directly with the ocean carriers. The Company does not own vessels and generally does not physically handle the cargo.

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

    The goods handled by the Company are generally a function of the products which dominate international trade between any particular origin and destination. Shipments of computer components, other electronic equipment, housewares, sporting goods, machine parts, and toys, comprise a significant percentage of the Company's business. Typical import customers include computer retailers and distributors of consumer electronics, department store chains, clothing and shoe wholesalers, manufacturers and catalogue stores. Historically, no single customer has accounted for five percent or more of the Company's revenues.

                                  COMPETITION

    The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. There are a large number of companies competing in one or more segments of the industry, but the number of firms with a global network that offer a full complement of logistics services is more limited. Depending on the location of the shipper and the importer, the Company must compete against both the niche players and larger entities. While there is currently a marked trend within the industry toward consolidation of the niche players into the larger firms striving for immediate multinational and multi-service networks, the regional and local competitors maintain a strong market presence. The U.S. publicly traded entities most similar to the Company are Air Express International Corporation, The Harper Group, Inc. and Fritz Companies, Inc.

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

                                  EMPLOYEES

    At February 28, 1998, the Company employed approximately 4,500 people, 2,070 in the United States and 60 in the balance of North America, 110 in South America, 660 in Europe, 1,280 in the Far East & Australasia, 160 in the Near/Middle East and 160 in Africa. Approximately 505 of the Company's employees are engaged principally in sales and marketing and customer service, 2,855 in operations and 1,135 in finance and administration. The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be satisfactory.

    In order to retain the services of highly qualified, experienced, and motivated employees, the Company places considerable emphasis on its incentive compensation programs and stock option plans.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the names, ages, and positions of current executive officers of the Company.

NAME                           AGE                                          POSITION
-------------------------      ---      ---------------------------------------------------------------------------------
Peter J. Rose                      55   Chairman and Chief Executive Officer and director
Kevin M. Walsh                     47   President and Chief Operating Officer and director
James L.K. Wang                    49   Executive Vice President and Director-Far East and director
Glenn M. Alger                     41   Executive Vice President and Director-North America
William J. Coogan                  43   Senior Vice President-Ocean Cargo
Albert Leung                       50   Senior Vice President-Far East
Rommel C. Saber                    40   Senior Vice President-Near/Middle East and Indian Subcontinent
Michael R. Claydon                 50   Senior Vice President-Europe and Africa
Jean Claude Carcaillet             52   Senior Vice President-Australasia
Timothy C. Barber                  38   Senior Vice President-Sales and Marketing
R. Jordan Gates                    42   Senior Vice President-Chief Financial Officer and Treasurer
Jeffrey J. King                    43   Senior Vice President-General Counsel and Secretary
David M. Lincoln                   39   Senior Vice President and Chief Information Officer
Charles J. Lynch                   37   Vice President-Corporate Controller

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

    William J. Coogan has worked for the Company since May 1985. Mr. Coogan was promoted District Manager of the Company's New York office in July 1988 and Senior Vice President of EIO in April 1989. Mr. Coogan was elected Senior Vice President-Ocean in February 1993 and Senior Vice President-Ocean Cargo in May 1996.

    Albert H. Leung joined the Company as Senior Vice President-Far East in May 1997. Prior to joining the Company, Mr. Leung was employed by Northwest Airlines for 19 years, most recently as Regional Director-Cargo, Taiwan, S.E. Asia and Indian Subcontinent.

    Rommel C. Saber joined the Company as Director-Middle/Near East in February 1990 and was elected Senior Vice President-Sales and Marketing in January 1993. Mr. Saber was elected Senior Vice President-Air Export in September 1993. Since July 1997 he has served as Senior Vice President Near/Middle East and Indian Subcontinent.

    Michael R. Claydon joined the Company as Director-Europe in October 1987. He was elected Senior Vice President-Europe and Africa in September 1997.

    Jean Claude Carcaillet joined the Company as Managing
Director-Australasia in August 1988. He was elected Senior Vice
President-Australasia in September 1997.

    Timothy C. Barber joined the Company in May 1986. Mr. Barber was promoted to District Manager of the Seattle office in January 1987 and Regional Vice President in January 1993. Mr.
Barber was elected Vice President-Sales and Marketing in September 1993 and Senior Vice President-Sales and Marketing in January 1998.

    R. Jordan Gates joined the Company as its Controller-Europe in February 1991. Mr. Gates was elected Chief Financial Officer and Treasurer of the Company in August 1994 and Senior Vice President-Chief Financial Officer and Treasurer in January 1998.

    Jeffrey J. King joined the Company in October 1990 as Director-Taxation and Legal Services and was elected Vice President-General Counsel in May 1992. In August 1994, Mr. King was elected Vice President-General Counsel and Secretary and Senior Vice President-General Counsel and Secretary in January 1998.

    David M. Lincoln joined the Company as its Controller-U.S. Operations in March 1984. Mr. Lincoln served as Corporate Controller of the Company from May 1986 to January 1991, and was elected Vice President-Systems Management in December 1989. Mr. Lincoln was elected Vice President-Information Systems in May 1996 and Senior Vice President and Chief Information Officer in October 1997.

    Charles J. Lynch joined the Company in September 1984. Mr. Lynch was promoted to Assistant Controller in July 1985 and Controller-Domestic Operations in January 1989. Mr. Lynch was elected Corporate Controller in January 1991 and Vice President-Corporate Controller in January 1998.

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

    When providing warehouse and distribution services, the Company limits its legal liability by contract and tariff to an amount generally equal to the lower of fair value or fifty cents per pound with a maximum of fifty dollars per "lot" --which is defined as the smallest unit that the warehouse is required to track. Upon payment of a surcharge for warehouse and distribution services, the Company will assume additional liability.

    The Company maintains marine cargo insurance covering claims for losses attributable to missing or damaged shipments for which it is legally liable. The Company also maintains insurance coverage for the property of others which is stored in Company warehouse facilities.

ITEM 2--PROPERTIES

    The Company owns a 27,200 square foot office facility near Seattle-Tacoma International Airport, an 80,000 square foot office and warehouse facility on a ten-acre parcel near O'Hare International Airport in Chicago, a 5,500 square foot office facility in the Tsim Sha Tsui East district of Kowloon, Hong Kong, and a 10,900 square foot office facility in Taipei, Taiwan. The Company also owns a 23,400 square foot office and warehouse facility on a long-term renewable land lease at the Brussels Cargo facility in Brussels, Belgium. During 1996, the Company purchased a 150,000 square foot warehouse with the underlying land in Nassau County, New York. The Company also purchased a 130,000 square foot office building in downtown Seattle, Washington. The Company intends to renovate and expand the building to approximately 200,000 square feet and will initially occupy approximately 100,000 square feet as a new corporate office. The remaining square footage will be leased to tenants.

    The Company leases and maintains 40 additional offices and satellite locations in the United States and 97 offices throughout the world, each located close to an airport, ocean port, or on an important border crossing. The majority of these facilities contain warehouse facilities. Lease terms are either on a month-to-month basis or terminate at various times through 2007. As an office matures, the Company will investigate the possibility of building or buying suitable facilities. Lease payments currently aggregate approximately $787,000 per month. See Note 5 to the Company's Consolidated Financial Statements. The Company believes that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.

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

COMMON STOCK
  QUARTER                              HIGH        LOW                                            HIGH        LOW
-----------------------------------  ---------  ---------                                       ---------  ---------
1997                                                       1996
First..............................     28 7/8     20 5/8  First..............................     15         11 1/2
Second.............................     30 3/4     22 3/4  Second.............................     16 1/2     13
Third..............................     47 5/8     28 1/4  Third..............................     18 1/4     13 5/8
Fourth.............................     48 3/4     32      Fourth.............................     23 1/4     17 1/4

    There were 856 shareholders of record as of December 31, 1997. Management estimates that there were approximately 9,000 beneficial shareholders at that date.

    The Board of Directors declared semi-annual dividends during the two most recent fiscal years as follows:

June 16, 1997.......................  $.05
December 15, 1997...................  $.05

June 17, 1996.......................  $.04
December 16, 1996...................  $.04

    All share and per share information have been adjusted to reflect a 2-for-1 stock split effected in November, 1996.

ITEM 6--SELECTED FINANCIAL DATA

Financial Highlights
In thousands except per share data

                                                               1997       1996       1995       1994       1993
                                                            ----------  ---------  ---------  ---------  ---------
Revenues..................................................  $  954,002    730,088    584,691    450,607    361,487
Net earnings..............................................      38,411     24,263     17,395     13,217     10,167
Basic earnings per share..................................        1.57       1.00        .73        .56        .43
Diluted earnings per share................................        1.46        .95        .69        .54        .42
Cash dividends paid per share.............................         .10        .08        .06        .05        .05
Working capital...........................................      87,252     83,468     81,431     68,464     60,847
Total assets..............................................     342,176    271,986    204,128    162,788    144,314
Shareholders' equity......................................     169,924    140,011    117,192    101,110     87,641
Basic weighted average shares outstanding.................      24,429     24,161     23,972     23,775     23,636
Diluted weighted average shares outstanding...............      26,324     25,644     25,166     24,550     24,051

    All share and per share information have been adjusted to reflect two 2-for-1 stock splits effected in November, 1993 and November, 1996.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES LITIGATION REFORM
  ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

    From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. The words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Securities Litigation Reform Act. Such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

    The risks included here are not exhaustive. Furthermore, reference is also made to other sections of this report which include additional factors which could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all of such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of actual results.

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

            RISK FACTORS                                 DISCUSSION AND POTENTIAL SIGNIFICANCE
------------------------------------  ---------------------------------------------------------------------------
International Trade                   The Company primarily provides services to customers engaged in international commerce. Everything that effects international trade, has the potential to expand or contract the Company's primary market.
                                      For example, international trade is influenced by:

                                      - currency exchange rate and interest rate fluctuations;
                                      - changes in governmental policies;
                                      - changes in international and domestic customs regulations;
                                      - wars and other conflicts;
                                      - natural disasters;
                                      - changes in consumer attitudes regarding goods made in countries other than their own; and
                                      - changes in the price and readily available quantities of oil and other petroleum-related products.

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

Predictability of Results             The Company is not aware of any accurate means of forecasting short-term customer requirements. However, long-term customer satisfaction depends upon the Company's ability to meet these unpredictable short-term customer requirements. Personnel costs, the Company's single largest variable expense, are always less flexible in the very near term as the Company must staff to meet uncertain demand. As a result, short-term operating results could be disproportionately effected.

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

Technology                            Increasingly, the Company must compete based upon the flexibility and sophistication of the technologies utilized in performing its core businesses. Future results depend upon the Company's success in the cost effective development and integration of communication and information systems technologies.

Growth                                To date, the Company has relied primarily upon organic growth and has tended to avoid growth through acquisition. Future results will depend upon the
                                      Company's ability to continue to grow internally or to demonstrate the ability to successfully identify and integrate non-dilutive acquisitions.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto contained elsewhere within this report.

RESULTS OF OPERATIONS

    The following table shows the consolidated net revenues (revenues less consolidation expenses) attributable to the Company's principal services and the Company's expenses for 1997, 1996 and 1995, expressed as percentages of net revenues. With respect to the Company's services other than consolidation, net revenues are identical to revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers' charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

                                                    1997                         1996                          1995
                                         ---------------------------  --------------------------  -------------------------
                                                       PERCENT OF                  PERCENT OF                    PERCENT OF
                                                           NET                         NET                           NET
                                           AMOUNT       REVENUES       AMOUNT       REVENUES       AMOUNT         REVENUES
                                         ----------  ---------------  ---------  ---------------  ---------     -----------
in thousands
------------
Net revenues:
Airfreight.............................  $  124,781            43%    $  94,954            47%    $  71,642              47%
Ocean freight..........................      51,776            18        38,304            19        27,768              18
Customs brokerage and import services..     113,967            39        69,077            34        54,663              35
                                         ----------           ---     ---------           ---     ---------             ---
Net revenues...........................     290,524           100       202,335           100       154,073             100
                                         ----------           ---     ---------           ---     ---------             ---
                                         ----------           ---     ---------           ---     ---------             ---
Operating expenses:
Salaries and related costs.............     153,196            53       108,797            54        84,272              55
Other..................................      77,413            26        56,113            27        42,950              28
                                         ----------           ---     ---------           ---     ---------             ---
Total operating expenses...............     230,609            79       164,910            81       127,222              83
                                         ----------           ---     ---------           ---     ---------             ---
Operating income.......................      59,915            21        37,425            19        26,851              17
Other income, net......................       2,657             1         2,159             1         1,548               1
                                         ----------           ---     ---------           ---     ---------             ---
Earnings before Income taxes...........      62,572            22        39,584            20        28,399              18
Income tax expense.....................      24,161             9        15,321             8        11,004               7
                                         ----------           ---     ---------           ---     ---------             ---
Net earnings...........................  $   38,411            13%    $  24,263            12%    $  17,395              11%
                                         ----------           ---     ---------           ---     ---------             ---
                                         ----------           ---     ---------           ---     ---------             ---

1997 COMPARED WITH 1996

    Airfreight net revenues in 1997 increased 31% compared with 1996 primarily due to (1) increased airfreight shipments and tonnages handled by the Company from the Far East to North America and Europe, (2) increased prices charged by the airlines which were passed along to customers, and (3) increased export airfreight shipments and tonnages from North America and Europe. The Company's North American export airfreight net revenues increased 34% in 1997 compared to 1996. Airfreight net revenues from the Far East and from Europe increased 25% and 40%, respectively, for 1997 compared with 1996.

    Ocean freight net revenues increased 35% in 1997 compared to 1996. During the first two quarters of 1997, the ocean freight market to North America from the Far East continued to be impacted by overcapacity experienced by direct ocean carriers. During the last two quarters of 1997, freight volumes between North America and the Far East somewhat reduced the overcapacity situation. As a result, freight rates, which had steadily fallen over the previous two years, stabilized. Management was still able to expand market share, increase ocean tonnage, expand margins and increase net ocean freight revenues while offering competitive market rates to its customers. In addition to increases in the traditional NVOCC (Non-Vessel Operating Common Carrier) and ocean forwarding business, E.C.M.S. (Expeditors Cargo Management Systems), a PC-based ocean freight consolidation management and purchase order tracking service, continued to be instrumental in attracting new business. The Company's North American export ocean freight net revenues increased 41% in 1997 compared to 1996. This increase was a result of the Company handling more ocean shipments moving from North America to the Far East and, to a lesser extent, from North America to Europe. Ocean freight net revenues from the Far East and from Europe increased 26% and 57%, respectively, for 1997 compared with 1996.

    Customs brokerage and import services revenue increased 65% in 1997 as compared with 1996 as a result of (1) the Company's entry into the truck and rail border brokerage business in the United States, (2) the Company's growing reputation for providing high quality service, (3) consolidation within the customs brokerage market as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program, and (4) the growing importance of distribution services as a separate and distinct service offered to existing and potential customers. Distribution services accounted for nearly 16% of the increase in customs brokerage and import services revenues for 1997 compared with 1996.

    Salaries and related costs increased in 1997 compared to 1996 as a result of
(1) the Company's increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity and (2) increased compensation levels. Salaries and related costs decreased approximately 1% as a percentage of net revenues -- a measure that management believes is significant in assessing the effectiveness of corporate cost containment objectives. This 1% decrease is largely attributable to increased net revenues in both new and existing offices without a commensurate increase in personnel costs. The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the growth in revenues, net revenues and net earnings for 1997, (and 1996 and 1995) are a result of the incentives inherent in the Company's compensation program.

    Other operating expenses increased in 1997 as compared with 1996 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company's growing operations. Other operating expenses as a percentage of net revenues decreased 1% in 1997 as compared with 1996 due to increased revenues in both new and existing offices and the realization of certain economies of scale.

    Other income, net, increased in 1997 as compared to 1996 primarily due to foreign exchange gains. Interest income was lower in 1997 as a result of cash being used for the acquisitions of real estate and of the Company's Irish agent.

    The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company's consolidated effective income tax rate remained virtually constant at 38.6% for 1997 and 38.7% in 1996.

1996 COMPARED WITH 1995

    Airfreight net revenues in 1996 increased 33% compared with 1995 primarily due to (1) increased airfreight shipments and tonnages handled by the Company from the Far East to North America and Europe, (2) increased prices charged by the airlines which were passed along to customers, and (3) increased export airfreight shipments and tonnages from North America and Europe. The Company's North American export airfreight net revenues increased 32% in 1996 compared to 1995. Airfreight net revenues from the Far East and from Europe increased 46% and 6%, respectively, for 1996 compared with 1995.

    Ocean freight net revenues increased 38% in 1996 compared to 1995. During the first three quarters of 1996, the ocean freight market to North America from the Far East was severely impacted by extreme overcapacity on the part of direct ocean carriers. This overcapacity situation was largely the result of new vessels being placed into service. As a result, ocean freight rates during this period dropped precipitously. However, due to aggressive marketing and its relations with direct ocean carriers, management was able to expand market share, increase ocean tonnage, expand margins and increase net ocean freight revenues while still being able to offer competitive market rates to its customers. E.C.M.S. was instrumental in providing new business. The Company's North American export ocean freight net revenues increased 31% in 1996 compared to 1995. This increase was a result of the Company handling more ocean shipments moving from North America to the Far East and, to a lesser extent, from North America to Europe. Ocean freight net revenues from the Far East and from Europe increased 54% and 10%, respectively, for 1996 compared with 1995.

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

CURRENCY AND OTHER RISK FACTORS

    During the third and fourth quarters of 1997, the currencies in Thailand, Malaysia, Indonesia and South Korea devalued significantly. The currencies of Taiwan, Singapore and other Far East countries were also weakened by events in these other Asian countries. A large percentage of the billings from these countries are denominated in U.S. Dollars. The Company also utilizes an internal clearing house to reduce exposure from foreign exchange rate fluctuations. Net foreign currency gains realized during 1997 were approximately $1.065 million. Foreign currency gains and losses realized during 1996 and 1995 were immaterial.

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

    Management believes that the Company has sufficiently addressed any "Year 2000" issues related to its information systems.

SOURCES OF GROWTH

    Historically, growth through aggressive acquisition typically involves the purchase of significant "goodwill", the value of which can be realized in large measure only by retaining the customers and profit margins of the acquired business. As a result, the Company has pursued a strategy emphasizing organic growth supplemented by certain strategic acquisitions, where future economic benefit significantly exceeds the "goodwill" recorded in the transactions.

OFFICE ADDITIONS

    The Company added 22 offices -- 19 start-ups and 3 acquisitions (indicated below with an asterisk) during 1997.

                                                             INDIAN                              LATIN
NORTH AMERICA              EUROPE         AFRICA          SUBCONTINENT        AUSTRALASIA       AMERICA
----------------------  -------------  -------------  --------------------  ----------------  -----------
UNITED STATES:          FRANCE:        RSA:           INDIA:                AUSTRALIA:        BRAZIL:
Nogales      AZ         Epinal         Cape Town      Bangalore             Adelaide          Santos
Calexico     CA         Lille                         Bombay (Mumbai)
San Diego    CA         Lyon                          Madras (Chennai)
Dearborn     MI         Paris
Buffalo      NY
El Paso      TX         IRELAND:
Laredo       TX         Cork*
                        Dublin*
MEXICO:                 Shannon*
Guadalajara
                        U.K.:
                        Swindon

INTERNAL GROWTH

    Management believes that a comparison of "same store" growth is critical in the evaluation of the quality and extent of the Company's internally generated growth. This "same store" analysis isolates the financial contributions from offices that have been included in the Company's operating results for at least one full year. The table below presents "same store" comparisons for the year ended December 31, 1997, relative to the same period of 1996, and for the year ended December 31, 1996, relative to the same period of 1995.

    Same store comparisons for the years ended December 31,

                                                                                                         1997         1996
                                                                                                         -----        -----
Net revenues........................................................................................          30%          24%
Operating income....................................................................................          52%          30%

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal source of liquidity is cash generated from operations. At December 31, 1997, working capital was $87 million, including cash and short-term investments of $42 million. The Company had no long-term debt at December 31, 1997. In 1996, the Company purchased a corporate office building located in Seattle, Washington, a portion of which will house the Company's corporate offices. Total anticipated costs approximate $40 million of which $15.5 million had been incurred as of December 31, 1997. While the nature of its business does not require an extensive investment in property and equipment, the Company cannot eliminate the possibility that it could acquire an equity interest in facilities and/or property at or near airports. The Company currently expects to spend approximately $35 million on property and equipment in 1998, which is expected to be financed with cash, short-term floating rate, and/or long-term fixed-rate borrowings.

    The Company borrows internationally and domestically under unsecured bank lines of credit totaling $31.2 million. At December 31, 1997, the Company was directly liable for $1.1 million drawn on these lines of credit and was contingently liable for an additional $16.5 million of standby letters of credit. In addition, the Company maintains a bank facility with its U.K. bank for $8.3 million. The Company was contingently liable at December 31, 1997 for the entire $8.3 million.

    Management believes that the Company's current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

    In some cases, the Company's ability to repatriate funds from foreign operations is subject to foreign exchange controls. These matters, at the current time, do not have a significant impact on the Company's operations. The repatriation of certain undistributed earnings of the Company's subsidiaries would, under most circumstances, require the Company to pay some additional Federal and state income tax. The Company has not provided for this additional tax on undistributed earnings accumulated through December 31, 1992 because the Company intends to reinvest such earnings to fund the expansion of its foreign activities, or to distribute them in a manner in which no significant additional taxes would be incurred. At December 31, 1997, the total of such pre-1993 undistributed earnings was approximately $41.9 million and the associated Federal and state tax that would be payable on any hypothetical repatriation of these earnings approximates $10.1 million.

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

    The forward looking statements contained in this document involve a number of risks and uncertainties. Factors that could cause actual results to differ materially from these statements include: risks associated with foreign operations, elimination of intercompany transactions, matching of expenses with the associated revenue, seasonality, shifts in consumer demand, other accounting estimates, and other risk factors disclosed from time to time in the Company's public reports.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's market capitalization as of January 28, 1997 did not exceed $2.5 billion. Therefore, in accordance with the instructions to this item, the Company is not obligated to disclose information under this item as part of this report.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following documents are filed on the pages listed below, as part of Part II, Item 8 of this report.

DOCUMENT                                                                                                   PAGE
-------------------------------------------------------------------------------------------------------  ---------
1. Financial Statements and Accountants' Report:

      Independent Auditors' Report.....................................................................      F-1

   Consolidated Financial Statements:

      Balance Sheets as of December 31, 1997 and 1996..................................................      F-2

      Statements of Earnings for the Years Ended December 31, 1997, 1996 and 1995......................      F-3

      Statements of Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995..........      F-4

      Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995....................      F-5

      Notes to Consolidated Financial Statements.......................................................      F-6
                                                                                                         through
                                                                                                            F-14

2. Financial Statement Schedules:

      Schedule II......................................................................................      S-1

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Inapplicable.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference to information under the caption "Proposal 1--Election of Directors" and to the information under the caption 'Section 16(a) Reporting Delinquencies' in the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 1998. See also Part I--Item 1--Executive Officers of the Registrant.

ITEM 11--EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to information under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 1998.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to information under the captions "Principal Holders of Voting Securities" and "Proposal 1--Election of Directors" in the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 1998.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to information under the caption "Executive Compensation" and "Certain Transactions" in the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 1998.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS                                                  Page
                                                                             ----
       Independent Auditors' Report.......................................... F-1

       Consolidated Balance Sheets as of December 31, 1997 and 1996.......... F-2

       Consolidated Statements of Earnings for the Years Ended
         December 31, 1997, 1996 and 1995.................................... F-3

       Consolidated Statements of Shareholders' Equity for the Years Ended
         December 31, 1997, 1996 and 1995.................................... F-4

       Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1997, 1996 and 1995.................................... F-5

       Notes to Consolidated Financial Statements............................ F-6

    2. FINANCIAL STATEMENT SCHEDULES

       Included in Part IV of this report:

       Schedules:

       II    Valuation and Qualifying Accounts............................... S-1

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

            (3)              Form of Employment Agreement executed by the Company's
                             Director--Europe. See Exhibit 10.3.

            (4)              The Company's Amended 1985 Stock Option Plan. See Exhibit 10.4.

            (5)              Form of Stock Option Agreement used in connection with options granted under the Company's Amended 1985 Stock Option Plan. See
                             Exhibit 10.5.

            (6)              The Company's Restated and Amended 1988 Employee Stock Purchase
                             Plan. See Exhibit 10.20.

            (7)              Form of Stock Purchase Agreement used in connection with
                             options granted under the Company's Restated and Amended 1988
                             Employee Stock Purchase Plan. See Exhibit 10.7.

            (8)              The Company's 1993 Directors' Non-Qualified Stock Option Plan.
                             See Exhibit 10.8.

            (9)              Form of Stock Option Agreement used in connection with options granted under the Company's 1993 Directors' Non-Qualified Stock
                             Option Plan. See Exhibit 10.9.

           (10)              The Company's 1997 Non-Qualified and Incentive Stock Option
                             Plan. See Exhibit 10.29.

           (11)              Form of Stock Option Agreement used in connection with Non-Qualified options granted under the Company's 1997 Non-Qualified and Incentive Stock Option
                             Plan. See Exhibit 10.30.

           (12)              Form of Stock Option Agreement used in connection with Incentive options granted under the Company's 1997 Non-Qualified and Incentive Stock Option Plan.
                             See Exhibit 10.31.

           (13)              The Company's 1997 Executive Incentive Compensation Plan. See
                             Exhibit 10.32.

           (14)              Form of Executive Incentive Compensation Plan Award
                             Certification used in connection with the awards granted under the Company's 1997 Executive Incentive Compensation Plan. See
                             Exhibit 10.33.

           (15)              Form of Executive Incentive Compensation Plan Award Agreement
                             used in connection with establishing the terms and conditions of an award under the Company's 1997 Executive Incentive
                             Compensation Plan. See Exhibit 10.34.

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

     3.1.1   Articles of Amendment to the Restated Articles of Incorporation dated November 12, 1996. (Incorporated by reference to Exhibit 3.1.1 to Form 10-K, filed on or about March 31, 1997.)

       3.2   The Company's Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to Form 10-K, filed on or about March 28, 1994.)

      10.2   Form of Employment Agreement executed by certain of the Company's Principal foreign employees.
             (Incorporated by reference to Exhibit 10.18 to Registration Statement No. 2-91224, filed on May 21, 1984.
             Superseded by Exhibit 10.24 to this Report.)

      10.3   Form of Employment Agreement executed by the Company's Director -Europe. (Incorporated by reference to
             Exhibit 10.7 to Form 10-K, filed on or about March 28, 1991.)

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

     10.21   Credit Agreement Between the Company and Seattle-First National Bank dated June 6, 1994 with respect to the Company's $10,000,000 unsecured line of credit together with the Revolving Note due March 31, 1995.
             (Incorporated by reference to Exhibit 10.21 to Form 10-K, filed on or about March 31, 1995. Superseded by Exhibit 10.28 to this Report.)

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

     10.28   Credit Agreement Between the Company and Bank of America National Trust and Savings Association, doing business as Seafirst Bank dated March 31, 1997 with respect to the Company's $30,000,000 unsecured line of credit together with a Revolving Note due March 30, 1998. (Incorporated by reference to
             Exhibit 10.28 to Form 10-K, filed on or about March 31, 1997.)

     10.29   The Company's 1997 Non-Qualified and Incentive Stock Option Plan. (Incorporated by reference to Appendix
             A of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation
             14A filed on or about March 24, 1997.)

     10.30   Form of Stock Option Agreement used in connection with Non-Qualified options granted under the Company's 1997
             Non-Qualified and Incentive Stock Option Plan.

     10.31   Form of Stock Option Agreement used in connection with Incentive options granted under the Company's 1997
             Non-Qualified and Incentive Stock Option Plan.

     10.32   The Company's 1997 Executive Incentive Compensation Plan. (Incorporated by reference to Appendix B of the
             Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 24, 1997.)

     10.33   Form of Executive Incentive Compensation Plan Award Certification used in connection with the awards granted under the Company's 1997 Executive Incentive Compensation Plan.

     10.34   Form of Executive Incentive Compensation Plan Award Agreement used in connection with establishing the terms and conditions of an award under the Company's 1997 Executive Incentive Compensation Plan.

     10.35   Loan Modification Agreement between the Company and Bank of America National Trust and Savings
             Association doing business as Seafirst Bank dated March 23, 1998 amending the maturity date of the Note and extending the termination date, as defined in the Credit Agreement to June 28, 1998.

      21.1   Subsidiaries of the Registrant.

      23.1   Consent of Independent Certified Public Accountants.

       27.   Financial Data Schedule (Filed Electronically Only).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: March 31, 1998.

                                        EXPEDITORS INTERNATIONAL OF
                                          WASHINGTON, INC.

                                        By:  /s/ R. Jordan Gates
                                            -------------------------------
                                            R. Jordan Gates
                                            Senior Vice President-Chief
                                            Financial Officer and Treasurer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1998.

SIGNATURE                                                                   TITLE
------------------------------------------  ---------------------------------------------------------------------

/s/ Peter J. Rose                           Chairman of the Board and Chief Executive Officer (Principal
-------------------------------------       Executive Officer) and Director
(Peter J. Rose)


/s/ R. Jordan Gates                         Senior Vice President-Chief Financial Officer and Treasurer
-------------------------------------       (Principal Financial and Accounting Officer)
(R. Jordan Gates)


/s/ Kevin M. Walsh                          President and Chief Operating Officer and Director
-------------------------------------
(Kevin M. Walsh)


/s/ James Li Kou Wang                       Executive Vice President and Director-Far East and Director
-------------------------------------
(James Li Kou Wang)


/s/ James J. Casey                          Director
-------------------------------------
(James J. Casey)


/s/ Dan P. Kourkoumelis                     Director
-------------------------------------
(Dan P. Kourkoumelis)


/s/ John W. Meisenbach                      Director
-------------------------------------
(John W. Meisenbach)

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

                                AND SUBSIDIARIES

                            ------------------------

                       CONSOLIDATED FINANCIAL STATEMENTS

                COMPRISING ITEM 8 AND SCHEDULE II LISTED IN THE

               INDEX AT ITEM 14(a)2 OF ANNUAL REPORT ON FORM 10-K

                 TO SECURITIES AND EXCHANGE COMMISSION FOR THE

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

Independent Auditors' Report

The Board of Directors and Shareholders
Expeditors International of Washington, Inc.:

    We have audited the consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Expeditors International of Washington, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG PEAT MARWICK LLP

/s/ KPMG Peat Marwick LLP

Seattle, Washington
February 13, 1998

                          CONSOLIDATED BALANCE SHEETS
                         IN THOUSANDS EXCEPT SHARE DATA
                                  DECEMBER ,

                                                                                                1997       1996
                                                                                             ----------  ---------
Current Assets
Cash and cash equivalents................................................................  $   42,094     36,966
Short-term investments...................................................................         214        357
Accounts receivable, less allowance for doubtful accounts of $6,449 in 1997 and $5,047 in
  1996...................................................................................     206,501    168,763
Deferred Federal and state income taxes..................................................       4,296      4,854
Other....................................................................................       6,399      4,503
                                                                                           ----------  ---------
    Total current assets.................................................................     259,504    215,443
                                                                                           ----------  ---------
Property and Equipment:
Buildings and leasehold improvements.....................................................      37,003     21,486
Furniture, fixtures, and equipment.......................................................      47,031     34,928
Vehicles.................................................................................       4,516      4,346
                                                                                             ----------  ---------
                                                                                                 88,550     60,760
Less accumulated depreciation and amortization.............................................      36,475     28,368
                                                                                             ----------  ---------
                                                                                                 52,075     32,392
Land.......................................................................................      14,475     13,854
                                                                                             ----------  ---------
  Net property and equipment...............................................................      66,550     46,246
Other assets, net..........................................................................      16,122     10,297
                                                                                             ----------  ---------
                                                                                             $  342,176    271,986
                                                                                             ----------  ---------
                                                                                             ----------  ---------
Current Liabilities:
Short-term borrowings......................................................................  $    2,145      3,452
Accounts payable...........................................................................     143,980    101,670
Accrued expenses, primarily salaries
  and related costs........................................................................      18,946     21,194
Federal, state, and foreign income taxes...................................................       7,181      5,659
                                                                                             ----------  ---------
  Total current liabilities................................................................     172,252    131,975
                                                                                             ----------  ---------
Shareholders' Equity
Preferred stock, par value $.01 per share Authorized 2,000,000 shares; none issued.........                 --
Common stock, par value $.01 per share Authorized 80,000,000 shares at December 31, 1997 and 1996; issued and outstanding 24,546,380 shares at December 31, 1997 and 24,212,946
  shares at December 31, 1996..............................................................         245        242
Additional paid-in capital.................................................................      15,534     13,179
Retained earnings..........................................................................     159,225    123,258
Equity adjustments from foreign currency translation.......................................      (5,080)     3,332
                                                                                             ----------  ---------

Total shareholders' equity.................................................................     169,924    140,011
                                                                                             ----------  ---------

Commitments and contingencies..............................................................  $  342,176    271,986
                                                                                             ----------  ---------
                                                                                             ----------  ---------

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                         IN THOUSANDS EXCEPT SHARE DATA
                            YEARS ENDED DECEMBER 31,

                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Revenues:
  Airfreight........................................................  $     659,480        512,104        405,923
  Ocean freight.....................................................        180,555        148,907        124,105
  Customs brokerage and import services.............................        113,967         69,077         54,663
                                                                      -------------  -------------  -------------
    Total revenues..................................................        954,002        730,088        584,691
                                                                      -------------  -------------  -------------

Operating Expenses:
  Airfreight consolidation..........................................        534,699        417,150        334,281
  Ocean freight consolidation.......................................        128,779        110,603         96,337
  Salaries and related costs........................................        153,196        108,797         84,272
  Selling and promotion.............................................         13,469         10,409          7,545
  Rent..............................................................         10,806          8,279          6,651
  Depreciation and amortization.....................................         11,159          8,147          6,629
  Other.............................................................         41,979         29,278         22,125
                                                                      -------------  -------------  -------------
    Total operating expenses........................................        894,087        692,663        557,840
                                                                      -------------  -------------  -------------
    Operating income................................................         59,915         37,425         26,851
                                                                      -------------  -------------  -------------

Other Income (Expense)
  Interest income...................................................          2,096          2,264          1,741
  Interest expense..................................................           (358)          (163)          (312)
  Other, net........................................................            919             58            119
                                                                      -------------  -------------  -------------
    Other income, net...............................................          2,657          2,159          1,548
                                                                      -------------  -------------  -------------

  Earnings before income taxes......................................         62,572         39,584         28,399
  Income tax expense................................................         24,161         15,321         11,004
                                                                      -------------  -------------  -------------
    Net earnings....................................................  $      38,411         24,263         17,395
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

  Basic earnings per share..........................................  $        1.57  $        1.00  $         .73
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Diluted earnings per share........................................  $        1.46  $         .95  $         .69
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Basic shares outstanding..........................................     24,428,929     24,161,363     23,971,742
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Diluted shares outstanding........................................     26,323,522     25,644,296     25,166,156
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        IN THOUSANDS, EXCEPT SHARE DATA
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                                         EQUITY
                                                                                                       ADJUSTMENTS

                                                          COMMON STOCK         ADDITIONAL              FROM FOREIGN
                                                   -------------------------     PAID-IN    RETAINED     CURRENCY
                                                      SHARES      PAR VALUE     CAPITAL    EARNINGS    TRANSLATION     TOTAL
                                                   ------------  -----------  -----------  ---------  -------------  ---------
Balance at December 31, 1994.....................    23,869,686   $     239       12,531      84,971        3,369      101,110

Exercise of stock options........................       193,040           2        1,142      --           --            1,144
Issuance of shares under stock purchase plan.....       120,846           1          989      --           --              990
Shares repurchased under provisions of stock
  repurchase plan................................      (162,246)         (2)      (2,061)     --           --           (2,063)
Tax benefits related to stock options and stock
  purchase plan..................................       --           --              408      --           --              408
Net earnings.....................................       --           --           --          17,395       --           17,395
Foreign currency translation adjustments, net of
  deferred tax credit of $196....................       --           --           --          --             (354)        (354)
Dividends paid ($.06 per share)..................       --           --           --          (1,438)      --           (1,438)
                                                   ------------       -----   -----------  ---------       ------    ---------
Balance at December 31, 1995.....................    24,021,326   $     240       13,009     100,928        3,015      117,192

Exercise of stock options........................       264,260           3        1,409      --           --            1,412
Issuance of shares under stock purchase plan.....       127,974           1        1,319      --           --            1,320
Shares repurchased under provisions of stock
  repurchase plan................................      (200,614)         (2)      (3,318)     --           --           (3,320)
Tax benefits related to stock options and stock
  purchase plan..................................       --           --              760      --           --              760
Net earnings.....................................       --           --           --          24,263       --           24,263
Foreign currency translation adjustments, net of
  deferred taxes of $164.........................       --           --           --          --              317          317
Dividends paid ($.08 per share)..................       --           --           --          (1,933)      --           (1,933)
                                                   ------------       -----   -----------  ---------       ------    ---------
Balance at December 31, 1996.....................    24,212,946   $     242       13,179     123,258        3,332      140,011

Exercise of stock options........................       235,360           2        1,476      --           --            1,478
Issuance of shares under stock purchase plan.....       170,399           2        2,148      --           --            2,150
Shares repurchased under provisions of stock
  repurchase plan................................       (72,325)         (1)      (3,090)     --           --           (3,091)
Tax benefits related to stock options and stock
  purchase plan..................................       --           --            1,821      --           --            1,821
Net earnings.....................................       --           --           --          38,411       --           38,411
Foreign currency translation adjustments, net of
  deferred tax credit of $164....................       --           --           --          --           (8,412)      (8,412)
Dividends paid ($.10 per share)..................       --           --           --          (2,444)      --           (2,444)
                                                   ------------       -----   -----------  ---------       ------    ---------
Balance at December 31, 1997.....................    24,546,380   $     245       15,534     159,225       (5,080)     169,924
                                                   ------------       -----   -----------  ---------       ------    ---------

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            IN THOUSANDS YEARS ENDED
                                  DECEMBER 31,

                                                                                      1997       1996       1995
                                                                                   ----------  ---------  ---------
Operating Activities:
  Net earnings...................................................................  $   38,411     24,263     17,395
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Provision for losses on accounts receivable..................................       3,344      2,120        710
  Depreciation and amortization..................................................      11,159      8,147      6,629
  Deferred income tax expense (benefit)..........................................       2,253        (37)      (340)
  Amortization of cost in excess of net assets of acquired businesses............         500        363        320
  Changes in operating assets and liabilities:
    Increase in accounts receivable..............................................     (38,959)   (45,795)   (24,054)
    Increase in accounts payable, accrued expenses and taxes payable.............      44,551     35,669     24,525
    Other........................................................................      (1,455)      (563)    (1,641)
                                                                                   ----------  ---------  ---------
Net cash provided by operating activities........................................  $   59,804     24,167     23,544
                                                                                   ----------  ---------  ---------

Investing Activities:
  Decrease (increase) in short-term investments..................................         (13)        87      2,353
  Purchase of property and equipment.............................................     (36,007)   (20,824)    (9,302)
  Acquisitions, net of cash......................................................      (7,076)    --         --
  Other..........................................................................        (825)    (3,058)      (977)
                                                                                   ----------  ---------  ---------
  Net cash used in investing activities..........................................     (43,921)   (23,795)    (7,926)
                                                                                   ----------  ---------  ---------

Financing Activities:
  Short-term borrowings, net.....................................................      (2,887)     3,164         44
  Proceeds from issuance of common stock.........................................       3,628      2,732      2,134
  Repurchases of common stock....................................................      (3,091)    (3,320)    (2,063)
  Dividends paid.................................................................      (2,444)    (1,933)    (1,438)
                                                                                   ----------  ---------  ---------
  Net cash provided by (used in) financing activities............................      (4,794)       643     (1,323)
  Effect of exchange rate changes on cash........................................      (5,961)      (191)       420
                                                                                   ----------  ---------  ---------
  Increase (decrease) in cash and cash equivalents...............................       5,128        824     14,715
  Cash and cash equivalents at beginning of year.................................      36,966     36,142     21,427
                                                                                   ----------  ---------  ---------
  Cash and cash equivalents at end of year.......................................  $   42,094     36,966     36,142
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------

Interest and Taxes paid:
  Interest.......................................................................  $      865        282        306
  Income taxes...................................................................      21,148     13,580     13,697

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

    The consolidated financial statements include the accounts of the Company and its subsidiaries. In addition, the accounts of exclusive agents have been consolidated in those circumstances where the Company maintains unilateral control over the agents' assets and operations, notwithstanding a lack of technical majority ownership of the agents' common stock.

    In 1997, the Company acquired its Irish agent in a purchase business combination for approximately $8,500 of cash. Goodwill from this transaction was approximately $5,500. Results of operations of this entity are not material in relation to the Company as a whole.

    All significant intercompany accounts and transactions have been eliminated in consolidation.

    All dollar amounts in the notes are presented in thousands except for share data.

B. SHORT-TERM INVESTMENTS

    Short-term investments are designated as available-for-sale and cost approximates market at December 31, 1997 and 1996.

C. PROPERTY AND EQUIPMENT, DEPRECIATION AND AMORTIZATION

    Property and equipment are recorded at cost, including interest capitalized for the construction of certain facilities, and are depreciated or amortized on the straight-line method over the shorter of the assets' estimated useful lives or lease terms. Useful lives for major categories of property and equipment are as follows:

                                                                    28 to 40
Buildings....................................................          years
Furniture, fixtures and equipment............................   3 to 5 years
Vehicles.....................................................   3 to 5 years

    Interest capitalized in 1997 and 1996 was $505 and $133, respectively. No interest was capitalized in 1995.

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

F. NET EARNINGS PER COMMON SHARE

    During 1997, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128. Under SFAS No. 128, diluted earnings per share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding. Common share equivalents represent outstanding stock options. Basic earnings per share is calculated using the weighted average of common shares outstanding without taking into consideration dilutive common share equivalents outstanding.

G. FOREIGN CURRENCY

    Foreign currency amounts attributable to foreign operations have been translated into U.S. Dollars using year-end exchange rates for assets and liabilities, historical rates for equity, and average annual rates for revenues and expenses. Unrealized gains or losses arising from fluctuations in the year-end exchange rates are generally recorded as equity adjustments from foreign currency translation. Currency fluctuations are a normal operating factor in the conduct of the Company's business and exchange transaction gains and losses are generally included in freight consolidation expenses. Net foreign currency transaction gains realized outside of ordinary transaction settlements in 1997 were approximately $1,065. Foreign currency transaction gains and losses realized in 1996 and 1995 were insignificant.

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

J. RECLASSIFICATION

    Certain 1995 and 1996 amounts have been reclassified to conform with the 1997 presentation.

NOTE 2. CREDIT ARRANGEMENTS

    The Company has a $30,000 United States bank line of credit extending through March 30, 1998. Borrowings under the line bear interest at the LIBOR +.75% (7.52% at December 31, 1997) and are unsecured. As of December 31, 1997, the Company had $1,000 of borrowings under this line.

    The majority of the Company's foreign subsidiaries maintain bank lines of credit for short-term working capital purposes. These credit lines are supported by standby letters of credit issued by a United States bank, or guarantees issued by the Company to the foreign banks issuing the credit line. Lines of credit bear interest at .5% to 1.5% over the foreign banks' equivalent prime rates. At December 31, 1997 and 1996, the Company was liable for $1,145 and $952, respectively, of borrowings under these lines, and at December 31, 1997 was contingently liable for approximately $16,500 under outstanding standby letters of credit and guarantees related to these lines of credit and other obligations.

    In addition, at December 31, 1997 the Company had a $8,271 credit facility with a United Kingdom bank (U.K. facility), secured by a corporate guarantee. The Company was contingently liable under the U.K. facility at December 31, 1997 for $8,271 used to secure customs bonds issued by foreign governments.

    At December 31, 1997, the Company was in compliance with all restrictive covenants of these credit lines and the associated credit facilities, including maintenance of certain minimum asset, working capital and equity balances and ratios.

NOTE 3. INCOME TAXES

    Income tax expense for 1997, 1996 and 1995 includes the following components:

                                                                              FEDERAL     STATE     FOREIGN     TOTAL
                                                                             ---------  ---------  ---------  ---------
1997
  Current..................................................................  $   9,993      1,669     10,246     21,908
  Deferred.................................................................      1,420        833     --          2,253
                                                                             ---------  ---------  ---------  ---------
                                                                             $  11,413      2,502     10,246     24,161
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------
1996
  Current..................................................................  $   8,633      1,248      5,477     15,358
  Deferred (benefit).......................................................       (390)       353     --            (37)
                                                                             ---------  ---------  ---------  ---------
                                                                             $   8,243      1,601      5,477     15,321
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------
1995
  Current..................................................................  $   7,121        866      3,357     11,344
  Deferred (benefit).......................................................       (403)        63     --           (340)
                                                                             ---------  ---------  ---------  ---------
                                                                             $   6,718        929      3,357     11,004
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

    Income tax expense differs from amounts computed by applying the U.S. Federal income tax rate of 35% to earnings before income taxes as a result of the following:

                                                                                        1997       1996       1995
                                                                                      ---------  ---------  ---------
Computed "expected" tax expense.....................................................  $  21,900     13,855      9,940
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of Federal income tax benefit.....................      1,626      1,041        604
(Decrease) increase in valuation allowance for deferred tax assets..................        (85)       (72)        49
Other, net..........................................................................        720        497        411
                                                                                      ---------  ---------  ---------
                                                                                      $  24,161     15,321     11,004
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

    The components of earnings before income taxes are as follows:

                                                                                        1997       1996       1995
                                                                                      ---------  ---------  ---------
United States.......................................................................  $  22,799     15,213     13,307
Foreign.............................................................................     39,773     24,371     15,092
                                                                                      ---------  ---------  ---------
                                                                                      $  62,572     39,584     28,399
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

    The tax effects of temporary differences, tax credits and operating loss carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows:

YEAR ENDED DECEMBER 31,                                                                           1997       1996
-----------------------                                                                        ----------  ---------
Deferred tax assets:
  Foreign tax credits related to unremitted foreign earnings.................................  $   14,938      7,952
  Accrued intercompany and third party charges, deductible for taxes upon economic
    performance (i.e. actual payment)........................................................       3,194      3,192
  Provision for doubtful accounts receivable.................................................       1,575      1,217
  Excess of financial statement over tax depreciation........................................       1,136      1,017
  Other......................................................................................       1,676      1,499
                                                                                               ----------  ---------
    Total gross deferred tax assets..........................................................      22,519     14,877
    Less valuation allowance.................................................................        (430)      (515)
                                                                                               ----------  ---------
                                                                                                   22,089     14,362
                                                                                               ----------  ---------
Deferred tax liabilities:
  Unremitted foreign earnings................................................................     (15,499)    (8,479)
  Other......................................................................................      (2,294)    (1,029)
                                                                                               ----------  ---------
    Total gross deferred tax liabilities.....................................................  $  (17,793)    (9,508)
    Net deferred tax assets..................................................................  $    4,296      4,854
                                                                                               ----------  ---------
                                                                                               ----------  ---------

    At December 31, 1997, the Company has net operating loss carryforwards for foreign income tax purposes of $1,228 which are available over an indefinite period to offset future foreign taxable income.

    The Company has not provided U.S. Federal income taxes on undistributed earnings of foreign subsidiaries accumulated through December 31, 1992 since the Company intends to reinvest such earnings indefinitely or to distribute them in a manner in which no significant additional taxes would be incurred. Such undistributed earnings are approximately $41,900 and the additional Federal and state taxes payable in a hypothetical distribution of such accumulated earnings would approximate $10,100. Since 1993, the Company has been providing for Federal and state income tax expense on foreign earnings without regard to whether such earnings will be permanently reinvested outside the United States.

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

B. NON-DISCRETIONARY STOCK REPURCHASE PLAN

    The Company has a Non-Discretionary Stock Repurchase Plan under which management is authorized to repurchase up to 1,100,000 shares of the Company's common stock in the open market with the proceeds received from the exercise of Employee and Director Stock Options. As of December 31, 1997, the Company had repurchased and retired 641,096 shares of common stock at an average price of $16.15.

C. STOCK OPTION PLANS

    The Company has two stock option plans (the "1985 Plan" and the "1997 Plan") for employees under which the Board of Directors may grant officers and key employees options to purchase common stock at prices equal to or greater than market value on the date of the grant. The 1985 Plan provides for non-qualified grants at exercise prices equal to or greater than the market value on the date of grant. Outstanding options generally vest and become exercisable over periods up to five years from the date of grant and expire no more than 10 years from the date of grant. The 1997 Plan provides for qualified and non-qualified grants of options to purchase shares, limited to not more than 50,000 per person per year. Grants less than or equal to 10,000 shares in any fiscal year, are granted at or above common stock prices on the date of the grant. Any 1997 Plan grants in excess of the initial 10,000 shares granted per person per year (Excess Grants) require an exercise price of not less than 120% of the common stock price on the date of the grant. Excess Grants expire no later than 5 years from the date of grant. Excess Grants in 1997 vest completely 3 years from the date of grant.

    The Company also has a stock option plan (Directors Plan) under which non-employee directors elected at each annual meeting are granted non-qualified options to purchase 4,000 shares of common stock on the first business day of the month following the meeting.

    Upon the exercise of non-qualified stock options, the Company derives a tax deduction measured by the excess of the market value over the option price at the date of exercise. The related tax benefit is credited to additional paid-in capital.

    Details regarding the plans are as follows:

                                                                 UNOPTIONED SHARES               OUTSTANDING OPTIONS
                                                         ---------------------------------  -------------------------
                                                           1985       1997     DIRECTORS'    NUMBER OF    PRICE PER
                                                           PLAN       PLAN        PLAN        SHARES        SHARE
                                                         ---------  ---------  -----------  -----------  ------------
Balance at December 31, 1994...........................    880,364     --          88,000    2,332,440   $ 2.59-$10.38
                                                         ---------             -----------  -----------  ------------
Options granted........................................   (704,600)    --         (12,000)     716,600   $11.25-$11.38
Options exercised......................................     --         --          --         (193,040)  $ 2.59-$ 7.88
Options canceled.......................................     45,800     --          --          (45,800)  $ 2.96-$11.25
                                                         ---------             -----------  -----------  ------------
Balance at December 31, 1995...........................    221,564     --          76,000    2,810,200   $ 2.59-$11.38
                                                         ---------             -----------  -----------  ------------
                                                         ---------             -----------  -----------  ------------

Options granted........................................   (212,200)    --         (12,000)     224,200   $11.25-$14.60
Options exercised......................................     --         --          --         (264,260)  $ 2.59-$11.25
Options canceled.......................................    108,800     --          --         (108,800)  $ 6.32-$14.60
                                                         ---------             -----------  -----------  ------------
Balance at December 31, 1996...........................    118,164     --          64,000    2,661,340   $ 3.47-$14.60
                                                         ---------             -----------  -----------  ------------
                                                         ---------             -----------  -----------  ------------

Options authorized.....................................     --      2,000,000      --           --            --
Options granted........................................    (15,000)  (416,450)    (12,000)     443,450   $25.07-$36.00
Options exercised......................................     --         --          --         (235,360)  $ 3.47-$ 8.50
Options canceled.......................................     97,500      3,700      --         (101,200)  $ 6.38-$25.07
                                                         ---------  ---------  -----------  -----------  ------------
Balance at December 31, 1997...........................    200,664  1,587,250      52,000    2,768,230   $ 4.00-$36.00
                                                         ---------  ---------  -----------  -----------  ------------
                                                         ---------  ---------  -----------  -----------  ------------

    The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option and its employee stock purchase rights plans. Accordingly, no compensation cost has been recognized for its fixed stock option or employee stock purchase rights plans. Had compensation cost for the Company's three stock based compensation and employee stock purchase rights plans been determined consistent with FASB No. 123, the Company's net earnings, basic earnings per share and diluted earnings per share would have been decreased to the pro forma amounts indicated below:

                                                                                        1997       1996       1995
                                                                                      ---------  ---------  ---------
Net earnings--as reported...........................................................  $  38,411     24,263     17,395
Net earnings--pro forma.............................................................  $  36,216     22,789     16,484
Basic earnings per share -- as reported.............................................  $    1.57       1.00       0.73
Basic earnings per share -- pro forma...............................................  $    1.48       0.94       0.69

                                                                                        1997       1996       1995
                                                                                      ---------  ---------  ---------
Diluted earnings per share -- as reported...........................................  $    1.46       0.95       0.69
Diluted earnings per share -- pro forma.............................................  $    1.39       0.89       0.66

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

                                                                                   1997       1996       1995
                                                                                 ---------  ---------  ---------
Dividend yield.................................................................        0.5%       0.5%       0.5%
Volatility.....................................................................         39%        48%        35%
Risk-free interest rates.......................................................  5.5 - 6.7% 6.8 - 8.5% 6.4 - 8.5%
Expected life (years) -- stock option plans....................................          7          7          7
Expected life (years) -- stock purchase rights plan............................          1          1          1
Weighted average fair value of stock options granted during the year...........  $   11.96  $    8.10  $    4.33
Weighted average fair value of stock purchase rights...........................  $    9.76  $    5.34  $    3.17

    The following table summarizes information about fixed-price stock options outstanding at December 31, 1997:

                                  WEIGHTED
                                  AVERAGE       WEIGHTED                 WEIGHTED
                                 REMAINING       AVERAGE                  AVERAGE
    RANGE OF        NUMBER      CONTRACTUAL     EXERCISE      NUMBER     EXERCISE
 EXERCISE PRICE   OUTSTANDING       LIFE          PRICE     EXERCISABLE    PRICE
----------------  -----------  --------------  -----------  ----------  -----------
$4.00 -  5.63        693,100      2.53 years    $    5.60      693,100   $    5.60
$5.75 -  7.88        568,430      3.97 years    $    6.82      514,755   $    6.82
$8.50 - 11.25        893,000      7.11 years    $   10.54      116,250   $    8.51
$11.38 - 36.00       613,700      9.07 years    $   22.97       12,000   $   29.19
----------------  -----------  --------------  -----------  ----------  -----------
$4.00 - 36.00      2,768,230      5.75 years    $   11.29    1,336,105   $    6.53

D. BASIC AND DILUTED EARNINGS PER SHARE

    The following table reconciles the numerator and the denominator of the basic and diluted per share computations for the earnings per share in 1997, 1996 and 1995.

                                                                                             WEIGHTED
                                                                                   NET       AVERAGE      EARNINGS
                                                                                EARNINGS      SHARES      PER SHARE
                                                                                ---------  ------------  -----------
1997

Basic earnings per share......................................................  $  38,411    24,428,929   $    1.57
Effect of dilutive stock options..............................................         --     1,894,593          --
                                                                                ---------  ------------       -----
Diluted earnings per share....................................................  $  38,411    26,323,522   $    1.46
                                                                                ---------  ------------       -----
                                                                                ---------  ------------       -----

1996

Basic earnings per share......................................................  $  24,263    24,161,363   $    1.00
Effect of dilutive stock options..............................................         --     1,482,933          --
                                                                                ---------  ------------       -----
Diluted earnings per share....................................................  $  24,263    25,644,296   $    0.95
                                                                                ---------  ------------       -----
                                                                                ---------  ------------       -----

                                                                                             WEIGHTED
                                                                                   NET       AVERAGE      EARNINGS
                                                                                EARNINGS      SHARES      PER SHARE
                                                                                ---------  ------------  -----------
1995

Basic earnings per share......................................................  $  17,395    23,971,742   $    0.73
Effect of dilutive stock options..............................................         --     1,194,414          --
                                                                                ---------  ------------       -----
Diluted earnings per share....................................................  $  17,395    25,166,156   $    0.69
                                                                                ---------  ------------       -----
                                                                                ---------  ------------       -----

E. STOCK PURCHASE PLAN

    The Company's 1988 Employee Stock Purchase Plan provides for 1,400,000 shares of the Company's common stock to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year. The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of
(1) 85% of the fair market value of the Company's stock on July 31 or (2) 85% of the fair market value of the Company's stock on the preceding August 1. At December 31, 1997, 1996 and 1995, an aggregate of 846,145 shares, 675,746 shares and 547,772 shares, respectively, had been issued under the plan, and at December 31, 1997, $1,828 had been withheld in connection with the plan year ending July 31, 1998.

NOTE 5. COMMITMENTS

A. LEASES

    The Company occupies office and warehouse facilities under terms of operating leases expiring up to 2007. At December 31, 1997, future minimum annual lease payments under all leases are as follows:

1998...............................................................................  $   9,444
1999...............................................................................      6,623
2000...............................................................................      4,904
2001...............................................................................      3,645
2002...............................................................................      2,393
Thereafter.........................................................................      2,706
                                                                                     ---------
                                                                                     $  29,715
                                                                                     ---------
                                                                                     ---------

B. EMPLOYEE BENEFITS

    The Company has an employee savings plan under which the Company provides a discretionary matching contribution. In 1997, 1996, and 1995, the Company's contributions under the plan were $1,119, $1,044 and $756, respectively.

NOTE 6. CONTINGENT LIABILITIES

    The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management's opinion, will have a significant effect on the Company's financial condition.

NOTE 7. BUSINESS SEGMENT INFORMATION

    Financial information regarding the Company's 1997, 1996, and 1995 operations by geographic area are as follows:

                                                                   AUSTRALIA/
                                              UNITED       FAR         NEW                                MIDDLE        LATIN
                                              STATES      EAST       ZEALAND      CANADA      EUROPE       EAST        AMERICA
                                             ---------  ---------  -----------  -----------  ---------  -----------  -----------
1997
Revenues from unaffiliated customers.......  $ 285,166    526,878       9,611        4,363     112,726      10,098        5,160
Transfers between geographic areas.........     11,819      3,044       1,847          205       4,688         788        1,340
                                             ---------  ---------  -----------       -----   ---------  -----------  -----------
  Total revenues...........................  $ 296,985    529,922      11,458        4,568     117,414      10,886        6,500
                                             ---------  ---------  -----------       -----   ---------  -----------  -----------
                                             ---------  ---------  -----------       -----   ---------  -----------  -----------
Operating income...........................  $  22,934     25,709       1,125          350      10,104        (136)        (171)
Identifiable assets at year end............  $ 169,069     80,458       5,850        4,563      70,979       5,090        6,167
Capital expenditures.......................  $  20,695      2,642         980          130       4,142         846          872
Depreciation and amortization..............  $   5,755      1,749         449          153       2,319         396          338
Equity.....................................  $ 169,924     62,204       4,278        1,169      10,410         995       (1,395)
                                             ---------  ---------  -----------       -----   ---------  -----------  -----------

1996
Revenues from unaffiliated customers.......  $ 217,955    422,762       7,743        4,345      71,037       2,615        3,631
Transfers between geographic areas.........      9,692      2,322       1,811          198       2,577         561          713
                                             ---------  ---------  -----------       -----   ---------  -----------  -----------
  Total revenues...........................  $ 227,647    425,084       9,554        4,543      73,614       3,176        4,344
                                             ---------  ---------  -----------       -----   ---------  -----------  -----------
                                             ---------  ---------  -----------       -----   ---------  -----------  -----------
Operating income...........................  $  14,707     17,204         942          630       5,218        (632)        (644)
Identifiable assets at year end............  $ 129,001     82,229       7,279        4,778      40,693       3,604        4,402
Capital expenditures.......................  $  20,430      2,905         410          178       1,642         840          119
Depreciation and amortization..............  $   3,986      1,715         330          132       1,560         206          218
Equity.....................................  $ 140,011     58,996       4,406        1,029       6,932         406       (1,098)
                                             ---------  ---------  -----------       -----   ---------  -----------  -----------

1995
Revenues from unaffiliated customers.......  $ 161,809    351,056       5,610        3,217      61,785         511          703
Transfers between geographic areas.........      8,588      1,579       1,883          168       2,083         301          181
                                             ---------  ---------  -----------       -----   ---------  -----------  -----------
  Total revenues...........................  $ 170,397    352,635       7,493        3,385      63,868         812          884
                                             ---------  ---------  -----------       -----   ---------  -----------  -----------
                                             ---------  ---------  -----------       -----   ---------  -----------  -----------
Operating income...........................  $  12,952      9,005         651          479       4,553        (308)        (481)
Identifiable assets at year end............  $ 107,958     51,732       5,135        4,290      31,326       2,213        1,474
Capital expenditures.......................  $   4,033      1,422         373          177       2,189         457          651
Depreciation and amortization..............  $   3,403      1,328         261           82       1,427          62           66
Equity                                       $ 117,192     51,517       2,416          681       4,238         347         (444)
                                             ---------  ---------  -----------       -----   ---------  -----------  -----------


                                               ELIMI-      CONSOLI-
                                               NATIONS       DATED
                                             -----------  -----------
1997
Revenues from unaffiliated customers.......      --          954,002
Transfers between geographic areas.........     (23,731)      --
                                             -----------  -----------
  Total revenues...........................     (23,731)     954,002
                                             -----------  -----------
                                             -----------  -----------
Operating income...........................      --           59,915
Identifiable assets at year end............      --          342,176
Capital expenditures.......................      --           30,307
Depreciation and amortization..............      --           11,159
Equity.....................................     (77,661)     169,924
                                             -----------  -----------
1996
Revenues from unaffiliated customers.......      --          730,088
Transfers between geographic areas.........     (17,874)      --
                                             -----------  -----------
Total revenues.............................     (17,874)     730,088
                                             -----------  -----------
                                             -----------  -----------
Operating income...........................      --           37,425
Identifiable assets at year end............      --          271,986
Capital expenditures.......................      --           26,524
Depreciation and amortization..............      --            8,147
Equity.....................................     (70,671)     140,011
                                             -----------  -----------
1995
Revenues from unaffiliated customers.......      --          584,691
Transfers between geographic areas.........     (14,783)      --
                                             -----------  -----------
Total revenues.............................     (14,783)     584,691
                                             -----------  -----------
                                             -----------  -----------
Operating income...........................      --           26,851
Identifiable assets at year end............      --          204,128
Capital expenditures.......................      --            9,302
Depreciation and amortization..............      --            6,629
Equity                                          (58,755)     117,192
                                             -----------  -----------

    The Company charges its subsidiaries and affiliates for services rendered in the United States on a cost recovery basis.

NOTE 8. QUARTERLY RESULTS (UNAUDITED)

                                                                          1ST         2ND        3RD        4TH
                                                                       ----------  ---------  ---------  ---------
1997
Revenues.............................................................  $  195,969    225,575    262,309    270,149
Net revenues.........................................................      57,718     68,169     80,180     84,457
Net earnings.........................................................       5,598      8,174     11,777     12,862
Basic earnings per share.............................................         .23        .34        .48        .52
Diluted earnings per share...........................................         .22        .31        .44        .48

1996
Revenues.............................................................  $  137,670    166,206    204,892    221,320
Net revenues.........................................................      40,732     47,130     56,233     58,240
Net earnings.........................................................       3,789      5,371      7,680      7,423
Basic earnings per share.............................................         .15        .22        .32        .31
Diluted earnings per share...........................................         .15        .21        .30        .29

    Net revenues are determined by deducting freight consolidation costs from total revenues. Quarterly per share data may not equal the per share total reported for the year.

                                  SCHEDULE II

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)

                                                                                 ADDITIONS
                                                                          ------------------------
                                                             BALANCE AT   CHARGED TO                              BALANCE
                                                              BEGINNING    COSTS AND                DEDUCTIONS    AT END
DESCRIPTION                                                    OF YEAR     EXPENSES       OTHER     WRITE-OFFS    OF YEAR
-----------                                                  -----------  -----------  -----------  -----------  ---------

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

1997.......................................................   $   5,047    $   3,344    $  --        $   1,942   $   6,449
                                                             -----------  -----------   ----------  -----------  ---------
                                                             -----------  -----------   ----------  -----------  ---------

1996.......................................................   $   3,807    $   2,120    $  --        $     880   $   5,047
                                                             -----------  -----------   ----------  -----------  ---------
                                                             -----------  -----------   ----------  -----------  ---------

1995.......................................................   $   3,310    $     710    $      14    $     227   $   3,807
                                                             -----------  -----------   ----------  -----------  ---------
                                                             -----------  -----------   ----------  -----------  ---------

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                            ------------------------

                                 ANNUAL REPORT

                                       ON

                                   FORM 10-K

                             FOR FISCAL YEAR ENDED

                               DECEMBER 31, 1997

                            ------------------------

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

                                    EXHIBITS

                               INDEX TO EXHIBITS


  EXHIBIT
  NUMBER                                           DESCRIPTION
-----------
----------------------------------------------------------------------------------------------------------


     10.30   Form of Stock Option Agreement used in connection with Non-Qualified options granted under the
             Company's 1997 Non-Qualified and Incentive Stock Option Plan.

     10.31   Form of Stock Option Agreement used in connection with Incentive options granted under the
             Company's 1997 Non-Qualified and Incentive Stock Option Plan.

     10.33   Form of Executive Incentive Compensation Plan Award Certification used in connection with the awards granted under the Company's 1997 Executive Incentive Compensation Plan.
     10.34   Form of Executive Incentive Compensation Plan Award Agreement used in connection with establishing the terms and conditions of an award under the Company's 1997 Executive
             Incentive Compensation Plan.

     10.35   Loan Modification Agreement between the Company and Bank of America National Trust and
             Savings Association doing business as Seafirst Bank dated March 23, 1998 amending the maturity date of the Note and extending the termination date, as defined in the Credit
             Agreement to June 28, 1998.

      21.1   Subsidiaries of the Registrant.

      23.1   Consent of Independent Certified Public Accountants.

       27.   Financial Data Schedule (Filed Electronically Only).