Form 10-Q
period 1998-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 1998-05-15
CIK 746515

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended March 31, 1998

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

     At April 30, 1998, the number of shares outstanding of the issuer's Common Stock was 24,583,004.


                                 Page 1 of 14 pages.

                        The Exhibit Index appears on page 14.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                   AND SUBSIDIARIES

                        Condensed Consolidated Balance Sheets
                          (In thousands, except share data)


                                                  March 31,      December 31,
ASSETS                                              1998             1997
                                                  ---------      ------------
                                               (Unaudited)
Current assets:
  Cash and cash equivalents                      $   55,937       $    42,094
  Short-term investments                                341               214
  Accounts receivable, less
    allowance for doubtful accounts
    of $6,787 at March 31, 1998 and
    $6,449 at December 31, 1997                     177,861           206,501
  Deferred Federal and state taxes                    4,804             4,296
  Other current assets                                5,553             6,399
                                                  ---------      ------------
    Total current assets                            244,496           259,504

Property and equipment, less
  accumulated depreciation and
  amortization of $39,615 at March 31,
  1998 and $36,475 at December 31, 1997              77,150            66,550
Deferred Federal and state taxes                      2,259             1,930
Other assets, net                                    16,139            16,122
                                                  ---------      ------------
                                                  $ 340,044       $   344,106
                                                  ---------      ------------
                                                  ---------      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short term borrowings                          $    1,091       $     2,145
  Accounts payable                                  127,814           143,980
  Income taxes                                        9,280             7,181
  Other current liabilities                          22,068            18,946
                                                  ---------      ------------
    Total current liabilities                       160,253           172,252


Shareholders' equity:
  Preferred stock, par value $.01
    per share. Authorized 2,000,000
    shares; none issued                                  --                --

  Common stock, par value $.01 per share.
    Authorized 80,000,000 shares; issued
    and outstanding 24,575,944 shares at
    March 31, 1998, and 24,546,380 at
    December 31, 1997                                   246               245
Additional paid-in capital                           15,973            15,534
Retained earnings                                   167,259           159,225
Accumulated other comprehensive income               (3,687)           (3,150)
                                                  ---------      ------------
  Total shareholders' equity                        179,791           171,854
                                                  ---------      ------------
                                                  $ 340,044       $   344,106
                                                  ---------      ------------
                                                  ---------      ------------

           See accompanying notes to consolidated financial statements.

                     EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                   AND SUBSIDIARIES

                    Condensed Consolidated Statements of Earnings
                          (In thousands, except share data)

                                     (Unaudited)


                                                         Three months ended
                                                              March 31,
                                                      ------------------------
                                                            1998          1997
                                                            ----          ----
Revenues:
  Airfreight                                            $147,147      $134,928
  Ocean freight                                           45,329        39,810
  Customs brokerage and import services                   30,873        21,231
                                                      ----------    ----------
    Total revenues                                       223,349       195,969
                                                      ----------    ----------
Operating expenses:
  Airfreight consolidation                               115,642       109,304
  Ocean freight consolidation                             31,943        28,947
  Salaries and related costs                              42,456        32,730
  Selling and promotion                                    3,418         2,880
  Rent                                                     3,479         2,411
  Depreciation and amortization                            3,264         2,382
  Other                                                   10,448         8,734
                                                      ----------    ----------
    Total operating expenses                             210,650       187,388
                                                      ----------    ----------
  Operating income                                        12,699         8,581

Other income, net                                            325           461
                                                      ----------    ----------
Earnings before income taxes                              13,024         9,042
Income tax expense                                         4,990         3,444
                                                      ----------    ----------
  Net earnings                                          $  8,034       $ 5,598
                                                      ----------    ----------
                                                      ----------    ----------
  Basic Earnings per share                                  $.33          $.23
                                                      ----------    ----------
                                                      ----------    ----------
  Diluted Earnings per share                                $.30          $.22
                                                      ----------    ----------
                                                      ----------    ----------
Weighted average Basic
  common shares outstanding                           24,561,119    24,253,193
                                                      ----------    ----------
                                                      ----------    ----------
Weighted average Diluted
  common shares outstanding                           26,557,418    25,996,372
                                                      ----------    ----------
                                                      ----------    ----------

          See accompanying notes to consolidated financial statements.

                     EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                   AND SUBSIDIARIES
                   Condensed Consolidated Statements of Cash Flows
                                    (In thousands)

                                     (Unaudited)


                                                         Three months ended
                                                              March 31,
                                                      ------------------------
                                                            1998          1997
                                                            ----          ----
Operating Activities:

  Net earnings                                          $  8,034      $  5,598

  Adjustments to reconcile net earnings to
     net cash provided by operating activities:
     Provision for losses on accounts receivable             515           773
     Deferred income tax (benefit) expense                   (70)          111
     Depreciation and amortization                         3,264         2,382
     Other                                                   210           151

  Changes in operating assets and liabilities:
     Decrease in accounts receivable                      27,400         2,665
     Decrease (Increase) in other current assets             800          (239)
    (Decrease) Increase in accounts payable
       and other current liabilities                     (10,834)        6,967
                                                      ----------    ----------
Net cash provided by operating activities                 29,319        18,408
                                                      ----------    ----------
Investing Activities:
     (Increase) Decrease in short-term investments           (88)            5
     Purchase of property and equipment                  (14,208)      (11,556)
     Other                                                   192           545
                                                      ----------    ----------
Net cash used in investing activities                    (14,104)      (11,006)
                                                      ----------    ----------
Financing Activities:
     Short-term borrowings, net                           (1,005)         (549)
     Proceeds from issuance of common stock                  271           507
     Repurchases of common stock                            (271)           (6)
                                                      ----------    ----------
Net cash used in financing activities                     (1,005)          (48)

Effect of exchange rate changes on cash                     (367)         (643)
                                                      ----------    ----------
Increase in cash and cash equivalents                     13,843         6,711

Cash and cash equivalents at beginning
  of period                                               42,094        36,966
                                                      ----------    ----------

Cash and cash equivalents at end of period             $  55,937     $  43,677
                                                      ----------    ----------
                                                      ----------    ----------

          See accompanying notes to consolidated financial statements.

                     EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                   AND SUBSIDIARIES

                 Notes to Condensed Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

   The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Certain 1997 amounts have been reclassified to conform to the 1998 presentation. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 10-K as filed with the Securities and Exchange Commission on or about March 31, 1998.

   Deferred income taxes of $1,930, related to equity adjustments from foreign currency translation at December 31, 1997, have been reclassified from previously reported amounts. Certain other 1997 amounts have been reclassified to conform with the 1998 presentation.

Note 2.  Comprehensive Income

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, these consist of foreign currency translation gains and losses, net of related income tax effects.

   The components of total comprehensive income for interim periods are presented in the following table:

                                             Three Months Ended March 31,
(Dollars in thousands)                          1998              1997
                                               ------            ------
Net income                                     $8,034            $5,598

Foreign currency translation
  adjustments net of tax of
  $329 and $336                                  (537)             (548)
                                               ------            ------
Total comprehensive income                     $7,497            $5,050
                                               ------            ------
                                               ------            ------

Note 3.  Earnings per Share

   The following table is a reconciliation of the numerators and denominators used in computing earnings per share for the first quarter of 1998 and 1997:

                                                     Weighted
(Amounts in Thousands, except       Net              Average         Earnings
 Share and Per Share amounts)     Earnings            Shares        Per Share
                                  --------          ----------      ---------
1998
----
Basic Earnings per share            $8,034          24,561,119         $.33
Effect of dilutive stock options                     1,996,299
                                                    ----------
Diluted earnings per share          $8,034          26,557,418         $.30
                                  --------          ----------      ---------
                                  --------          ----------      ---------

1997
----
Basic Earnings per share            $5,598          24,253,193         $.23
Effect of dilutive stock options                     1,473,179
                                                    ----------
Diluted earnings per share          $5,598          26,557,418         $.22
                                  --------          ----------      ---------
                                  --------          ----------      ---------

Note 4.  Recent Accounting Pronouncements

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," (SOP 98-1). The Company will be required to adopt SOP 98-1 effective January 1, 1999. SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. Management is currently evaluating the provisions of SOP 98-1 but does not expect that the adoption of this pronouncement will significantly impact the Company's future results of operations.

   In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that such companies report selected information about segments in interim reports to shareholders. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. This statement is not required to be applied to interim financial statements in the initial year of its application. The Company has not yet determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES LITIGATION
 REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

   Certain portions of this report on Form 10-Q including the section entitled "Currency and Other Risk Factors" and "Liquidity and Capital Resources" contain forward-looking statements which must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. In addition to risk factors identified elsewhere in this report, attention should be given to the factors identified and discussed in the report on Form 10-K filed on or about March 31, 1998.

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

RESULTS OF OPERATIONS

   The following table shows the consolidated net revenues (revenues less consolidation expenses) attributable to the Company's principal services and the Company's expenses for the three-month periods ended March 31, 1998 and 1997, expressed as percentages of net revenues. With respect to the Company's services other than consolidation, net revenues are identical to revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers' charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

   The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.


                                              Three months ended March 31,
                                           1998                          1997
                                ------------------------------------------------------
                                                Percent                       Percent
                                                 of net                        of net
                                 Amount        revenues        Amount        revenues
                                -------        --------      --------        ---------
                                               (Amounts in thousands)
Net Revenues:

Airfreight                      $31,505              41%      $25,624              44%
Ocean freight                    13,386              18        10,863              19
Customs brokerage and
  import services                30,873              41        21,231              37
                                -------              --      --------              --

  Net revenues                   75,764             100        57,718             100
                                -------             ---      --------             ---

Operating expenses:

Salaries and
  related costs                  42,456              56        32,330              56
Other                            20,609              27        16,807              29
                                -------              --      --------              --

  Total operating
     expenses                    63,065              83        49,137              85
                                -------              --      --------              --

Operating income                 12,699              17         8,581              15
Other income, net                   325               0           461               1
                                -------              --      --------              --

Earnings before
  income taxes                   13,024              17         9,042              16
Income tax expense                4,990               6         3,444               6
                                -------              --      --------              --

  Net earnings                   $8,034              11%       $5,598              10%
                                -------             ---      --------             ---
                                -------             ---      --------             ---


   Airfreight net revenues increased 23% for the three-month period ended
March 31, 1998 as compared with the same period for 1997. This increase was primarily due to increased airfreight tonnage handled by the Company's expanding global network.

   Ocean freight net revenues increased 23% for the three-month period ended March 31, 1998 as compared with the same period for 1997. The Company continued to aggressively market competitive ocean freight rates primarily on freight moving eastbound from the Far East. The ocean forwarding business and ECMS (Expeditors Cargo Management Systems), the Company's ocean freight consolidation management and purchase order tracking service, were instrumental in helping the Company to expand its market share.

   Customs brokerage and import services increased 45% for the three-month period ended March 31, 1998 as compared with the same period for 1997. This increase is the result of 1) the Company's entry into the truck and rail border brokerage business in the United States, 2) the Company's growing reputation for providing high quality service, 3) consolidation within the customs brokerage market as customers seek out brokers with sophisticated computerized capabilities critical to an overall logistics management program, and 4) the growing importance of distribution services, which is included in this category, as a separate and distinct service.

   Salaries and related costs increased during the three-month period ended March 31, 1998 compared with the same period in 1997 as a result of 1) the Company's increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity and
2) increased compensation levels. Salaries and related costs have, however, remained constant as a percentage of net revenue--a measure that management believes is significant in assessing the effectiveness of corporate cost containment objectives. The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the growth in revenues, net revenue and net income for the three-month periods ended March 31, 1998 and 1997 are a direct result of the incentives inherent in the Company's incentive compensation program.

   Other operating expenses increased for the three-month period ended March 31, 1998 as compared with the same period in 1997 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company's growing operations. Other operating expenses as a percentage of net revenues decreased approximately 2% in the three-month period ended March 31, 1998, as compared with the same period in 1997. This decrease is primarily due to economies of scale realized as the Company's semi-variable other operating expenses were spread over increased net revenues.

   Other income, net, decreased for the three-month period ended March 31, 1998 as compared with the same period in 1997, principally due to lower interest income on a smaller average cash balance during the period. The primary factor which reduced cash available for investment was the Company's real estate commitments. Cash balances increased towards the end of the first Quarter of 1998, after the payment of peak season trade obligations and after the collection of accounts receivable outstanding as of December 31, 1997.

   The Company pays income taxes in the United States and other jurisdictions. In addition, the Company pays various other taxes, which are typically included in costs of operations. Effective income tax rates during the three-month period ended March 31, 1998 remained virtually constant as compared with the same period in 1997.

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

   The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Many of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among these offices or agents. Foreign currency gains and losses recognized during the first quarter of 1998 and 1997 were immaterial.

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

Office Openings - The Company opened one start-up office during the first quarter of 1998.

LATIN
AMERICA

Buenos Aires

   Internal Growth - Management believes that a comparison of "same store" growth is critical in the evaluation of the quality and extent of the Company's internally generated growth. This "same store" analysis isolates the financial contributions from offices that have been included in the
Company's operating results for at least one full year.   The table below
presents "same store" comparisons for the first quarter of 1998 (which is the measure of any increase from the same quarter of 1997) and for the first quarter of 1997 (which measures growth over 1996).




                                          For the three months
                                             ended March 31,
                                        1998                1997
                                        ----                ----

Net revenue                              22%                 30%
Operating income                         39%                 50%


Liquidity and Capital Resources

   The Company's principal source of liquidity is cash generated from operations. At March 31, 1998, working capital was $84 million, including cash and short-term investments of $56 million. The Company had no long-term debt at March 31, 1998. While the nature of its business does not require an extensive investment in property and equipment, the Company is actively looking for suitable facilities and/or property to acquire at or near airports in certain cities in North America and overseas. The Company expects to spend approximately $40 million on property and equipment in 1998, which is expected to be financed with cash, short-term floating rate and/or long-term fixed-rate borrowings.

   The Company maintains foreign and domestic borrowings under unsecured bank lines of credit totaling $31.27 million. At March 31, 1998, the Company was directly liable for $.11 million drawn on these lines of credit and was contingently liable for an additional $17.875 million from standby letters of credit. In addition, the Company maintains a bank facility with its U.K. bank for $8.38 million. Management believes that the Company's current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits required by Item 601 of Regulation S-K.

         Exhibit
         Number         Description
         -------        -----------

         Exhibit 27.1   Financial Data Schedule, EDGAR filing only.
         Exhibit 27.2   Financial Data Schedule, EDGAR filing only.
         Exhibit 27.3   Financial Data Schedule, EDGAR filing only.

  (b)    Reports on Form 8-K

         No reports on Form 8-K were filed in the quarter ended March 31, 1998.

                                      SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.




May 14, 1998         /s/ PETER J. ROSE
                    -------------------------------------------------
                    Peter J. Rose, Chairman
                      and Chief Executive Officer
                    (Principal Executive Officer)




May 14, 1998         /s/ R. JORDAN GATES
                    -------------------------------------------------
                    R. Jordan Gates, Senior Vice President-Chief
                      Financial Officer and Treasurer
                    (Principal Financial and Accounting Officer)

                     EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                   AND SUBSIDIARIES

                             Form 10-Q Index and Exhibits

                                    March 31, 1998


Exhibit
Number    Description                                              Page Number
-------   -----------                                              -----------

27.1      Financial Data Schedule (Filed Electronically Only).

27.2      Financial Data Schedule Restatement (Filed Electronically Only).

27.3      Financial Data Schedule Restatement (Filed Electronically Only).