Form 10-Q
period 1998-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 1998-08-14
CIK 746515

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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


                                 (206) 674-3400
               (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---
At July 31, 1998, the number of shares outstanding of the issuer=s Common Stock was 24,617,017.




                              Page 1 of ___ pages.

                      The Exhibit Index appears on page __.

  PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS.

                   EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                       June 30,       December 31,
Assets                                                   1998            1997
------                                                -----------     -----------
                                                      (Unaudited)
Current assets:
  Cash and cash equivalents                              $ 39,651       $ 42,094
  Short term investments                                      433            214
  Accounts receivable, less
    allowance for doubtful accounts of
    $6,330 at June 30, 1998 and $6,449 at
    December 31, 1997                                     195,937        206,501
  Deferred Federal and state taxes                          3,425          4,296
  Other current assets                                     10,935          6,399
                                                      -----------     -----------

    Total current assets                                  250,381        259,504

Property and equipment, less
  accumulated depreciation and
  amortization of $42,532 at June 30,
  1998 and $36,475 at December 31, 1997                    89,872         66,550
Deferred Federal and state taxes                            2,279          1,930
Other assets, net                                          14,984         16,122
                                                      -----------     -----------
                                                         $357,516       $344,106
                                                      -----------     -----------
                                                      -----------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short term borrowings                                  $  1,090       $  2,145
  Accounts payable                                        136,814        143,980
  Income taxes                                              7,336          7,181
  Other current liabilities                                24,424         18,946
                                                      -----------     -----------

    Total current liabilities                             169,664        172,252

Shareholders' equity:
  Preferred stock, par value $.01
    per share. Authorized 2,000,000
    shares; none issued                                        --             --

Common stock, par value $.01 per share.
  Authorized 80,000,000 shares; issued
  and outstanding 24,607,867 shares at
  June 30, 1998, and 24,546,380 at
  December 31, 1997                                           246            245
Additional paid-in capital                                 16,508         15,534
Retained earnings                                         176,617        159,225
Accumulated other comprehensive income                     (5,519)        (3,150)

  Total shareholders' equity                              187,852        171,854
                                                      -----------     -----------

                                                         $357,516       $344,106
                                                      -----------     -----------
                                                      -----------     -----------

  See accompanying notes to condensed consolidated financial statements.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Earnings
                        (In thousands, except share data)

                                   (Unaudited)

                                         Three months ended             Six months Ended
                                              June 30,                      June 30,
                                       -----------------------       -----------------------
                                         1998          1997             1998          1997
                                       --------       --------       --------       --------
Revenues:
  Airfreight                           $152,017       $156,974       $299,164       $291,902
  Ocean freight                          54,586         42,068         99,915         81,878
  Customs brokerage and import
    services                             35,367         26,533         66,240         47,764
                                       --------       --------       --------       --------

    Total revenues                      241,970        225,575        465,319        421,544
                                       --------       --------       --------       --------

Operating expenses:
  Airfreight consolidation              120,433        127,446        236,075        236,750
  Ocean freight consolidation            39,163         29,960         71,106         58,907
  Salaries and related costs             45,102         36,939         87,558         69,269
  Selling and promotion                   3,562          3,228          6,980          6,108
  Depreciation and
    amortization                          3,610          2,662          6,874          5,044
  Rent                                    3,527          2,584          7,006          4,995
  Other                                  10,254          9,940         20,702         19,074
                                       --------       --------       --------       --------

    Total operating expenses            225,651        212,759        436,301        400,147
                                       --------       --------       --------       --------

  Operating income                       16,319         12,816         29,018         21,397

Other income, net                         1,289            568          1,614          1,029
                                       --------       --------       --------       --------

Earnings before income taxes             17,608         13,384         30,632         22,426
Income tax expense                        6,528          5,210         11,518          8,654
                                       --------       --------       --------       --------

  Net earnings                         $ 11,080       $  8,174       $ 19,114       $ 13,772
                                       --------       --------       --------       --------
                                       --------       --------       --------       --------

  Basic earnings per share             $    .45       $    .34       $    .78       $    .57
                                       --------       --------       --------       --------
                                       --------       --------       --------       --------

  Diluted earnings per share           $    .42       $    .31       $    .72       $    .53
                                       --------       --------       --------       --------
                                       --------       --------       --------       --------

Weighted average basic
  common shares outstanding          24,592,225     24,319,723     24,576,758     24,279,477

Weighted average diluted
  common shares outstanding          26,618,738     26,179,131     26,588,105     26,087,778

  See accompanying notes to condensed consolidated financial statements.

                   EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                         Three months ended             Six months Ended
                                              June 30,                      June 30,
                                       -----------------------       -----------------------
                                         1998          1997             1998          1997
                                       --------       --------       --------       --------
Operating Activities:
  Net earnings                         $ 11,080       $  8,174       $ 19,114       $ 13,772
  Adjustments to reconcile net
    earnings to net cash provided
    by operating activities:
    Provision for losses on
      accounts receivable                   (26)           193            489            966
    Deferred income tax (benefit)
      expense                             1,832           (773)         1,762           (662)
    Depreciation and amortization         3,610          2,662          6,873          5,044
    Other                                  (863)           227           (652)           378

  Changes in operating assets and
    liabilities:
    (Increase) decrease in accounts
      receivable                        (18,462)       (14,671)         8,938        (12,006)
    Increase in other current assets     (5,443)        (1,711)        (4,643)        (1,950)
    Increase (decrease) in accounts
     payable and other current
     liabilities                         10,191          7,591           (643)        14,558
                                       --------       --------       --------       --------
  Net cash provided by operating
    activities                            1,919          1,692         31,238         20,100
                                       --------       --------       --------       --------

  Investing Activities:
    Increase in short-term investments     (109)        (2,077)          (197)        (2,072)
    Purchase of property and equipment  (16,725)        (1,299)       (30,933)       (12,855)
    Acquisitions, net of cash
      acquired                               --         (7,076)            --         (7,076)
    Other                                 1,332           (253)         1,524            292
                                       --------       --------       --------       --------

  Net cash used in investing activities (15,502)       (10,705)       (29,606)       (21,711)
                                       --------       --------       --------       --------

  Financing Activities:
    Short-term borrowings, net                7         11,206           (998)        10,657
    Proceeds from issuance of common
      stock                                 336            376            607            883
    Repurchases of common stock            (255)          (147)          (526)          (153)
    Dividends paid                       (1,722)        (1,217)        (1,722)        (1,217)
                                       --------       --------       --------       --------

  Net cash (used) provided by financing
    activities                           (1,634)        10,218         (2,639)        10,170

  Effect of exchange rate changes
    on cash                              (1,069)          (296)        (1,436)          (939)
                                       --------       --------       --------       --------

  Increase (decrease) in cash and cash
    equivalents                         (16,286)           909         (2,443)         7,620

  Cash and cash equivalents at
    beginning of period                  55,937         43,677         42,094         36,966

  Cash and cash equivalents at end
    of period                          $ 39,651       $ 44,586       $ 39,651       $ 44,586
                                       --------       --------       --------       --------
                                       --------       --------       --------       --------

 See accompanying notes to condensed consolidated financial statements.

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

   The components of total comprehensive income for interim periods are presented in the following table:

                                       Three months ended      Six months ended
                                            June 30,               June 30,
                                        1998        1997       1998        1997
                                       -------     ------     -------     -------
(Dollars in thousands)
   Net Income                          $11,080     $8,174     $19,114     $13,772

   Foreign currency translation
     adjustments net of tax of:
     $1,142 and $169 for 3 months
     ended June 30, 1998 and 1997,
     and $1,427 and $506 for the
     six months ended June 30,
     1998 and 1997.                     (1,832)      (277)     (2,369)       (825)
                                       -------     ------     -------     -------
   Total comprehensive income          $ 9,248     $7,897     $16,745     $12,947
                                       -------     ------     -------     -------
                                       -------     ------     -------     -------

Note 3. Earnings per Share

   The following table is a reconciliation of the numerators and denominators used in computing earnings per share for the three months and six months ended June 30, 1998 and 1997:

                                         Three months ended June 30,
                                         ---------------------------
                                                  Weighted
(Amounts in thousands, except      Net            Average        Earnings
 share and per share amounts)      Earnings       Shares         Per Share
-----------------------------      --------       ------         ---------
1998
----

Basic earnings per share           $ 11,080       24,592,225          $.45
Effect of dilutive stock options       --          2,026,513           --
                                   --------       ----------          ----
Diluted earnings per share         $ 11,080       26,618,738          $.42
                                   --------       ----------          ----
                                   --------       ----------          ----
1997
----

Basic earnings per share           $  8,174       24,319,723          $.34
Effect of dilutive stock options       --          1,859,408           --
                                   --------       ----------          ----
Diluted earnings per share           $8,174       26,179,131          $.31
                                   --------       ----------          ----
                                   --------       ----------          ----

                                          Six months ended June 30,
                                          -------------------------
                                                  Weighted
(Amounts in thousands, except      Net            Average        Earnings
 Share and Per Share amounts)      Earnings       Shares         Per Share
-----------------------------      --------       ------         ---------
1998
----

Basic earnings per share          $  19,114       24,576,758          $.78
Effect of dilutive stock options      --           2,011,347           --
                                   --------       ----------          ----
Diluted earnings per share        $  19,114       26,588,105          $.72
                                   --------       ----------          ----
                                   --------       ----------          ----
1997
----

Basic earnings per share          $  13,772       24,279,477          $.57
Effect of dilutive stock options       --          1,808,301           --
                                   --------       ----------          ----
Diluted earnings per share          $13,772       26,087,778          $.53
                                   --------       ----------          ----
                                   --------       ----------          ----

Note 4.  Recent Accounting Pronouncements

   In March 1998, the American Institute of Certified Public Accountants issued Statements of Position No. 98-1, "Accounting for the Costs of Computer Sofware Developed or Obtained for Internal Use," (SOP 98-1). The Company will be required to adopt SOP 98-1 effective January 1, 1999. SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. Management is currently evaluating the provisions of SOP 98-1 but does not expect that the adoption of this pronouncement will significantly impact the Company's future results of operations.

   In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that such companies report selected information about segments in interim reports to shareholders. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. This statement is not required to be applied to interim financial statements in the initial year of its application. The Company has not yet determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES LITIGATION
   REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

   Certain portions of this report of Form 10-Q including the section entitled "Currency and Other Risk Factors" and "Liquidity and Capital Resources" contain forward-looking statements which must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. In addition to risk factors identified elsewhere in this report, attention should be given to the factors identified and discussed in the report on Form 10-K filed on or about March 31, 1998.

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

RESULTS OF OPERATIONS

   The following table shows the consolidated net revenues (revenues less consolidation expenses) attributable to the Company's principal services and the Company's expenses for the three and six-month periods ended June 30, 1998 and 1997, expressed as percentages of net revenues. With respect to the Company's services other than consolidation, net revenues are identical to revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers' charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.

                             Three months ended June 30,             Six months ended June 30,
                                    1998                1997                1998                1997
                                    ----                ----                ----                ----
                                  Percent             Percent             Percent             Percent
                         Amount   revenues   Amount   revenues   Amount   revenues   Amount   revenues
                         ------   --------   ------   --------   ------   --------   ------   --------
                                                    (Amounts in thousands)
Net Revenues:

Airfreight             $ 31,584      38%   $ 29,528      43%    $ 63,089     40%    $ 55,152     44%
Ocean freight            15,423      19      12,108      18       28,809     18       22,971     18
Customs brokerage and
  import services        35,367      43      26,533      39       66,240     42       47,764     38
                       --------   -------- --------   -------- ---------  --------  --------  --------

  Net revenues           82,374     100      68,169     100      158,138    100      125,887    100
                       --------   -------- --------   -------- ---------  --------  --------  --------

Operating expenses:

Salaries and
  related costs          45,102      55      36,939      54       87,558     56       69,269     55
Other                    20,953      25      18,414      27       41,562     26       35,221     28
                       --------   -------- --------   -------- ---------  --------  --------  --------

  Total operating
    expenses             66,055      80      55,353      81      129,120     82      104,490     83
                       --------   -------- --------   -------- ---------  --------  --------  --------

Operating income         16,319      20      12,816      19       29,018     18       21,397     17
Other income, net         1,289       1         568       1        1,614      1        1,029      1
                       --------   -------- --------   -------- ---------  --------  --------  --------

Earnings before
  income taxes           17,608      21      13,384      20       30,632     19       22,426     18
Income tax expense        6,528       8       5,210       8       11,518      7        8,654      7
                       --------   -------- --------   -------- ---------  --------  --------  --------

Net earnings           $ 11,080      13%   $  8,174      12%   $  19,114     12%    $ 13,772     11%
                       --------   -------- --------   -------- ---------  --------  --------  --------
                       --------   -------- --------   -------- ---------  --------  --------  --------

     Airfreight net revenues increased 7% and 14% for the three and six-month periods ended June 30, 1998 as compared with the same periods for 1997. This increase was primarily due to increased airfreight tonnage handled by the Company's expanding global network.

     Ocean freight net revenues increased 27% and 25% for the three and six-month periods ended June 30, 1998 as compared with the same periods for 1997. The Company continued to aggressively market competitive ocean freight rates primarily on freight moving eastbound from the Far East. The ocean forwarding business and ECMS (Expeditors Cargo Management Systems), the Company's ocean freight consolidation management and purchase order tracking service, were again instrumental in helping the Company to expand its market share.

     Customs brokerage and import services increased 33% and 39% for the three and six-month periods ended June 30, 1998 as compared with the same periods for 1997. This increase is the result of 1) the Company's entry into the truck and rail border brokerage business in the United States, 2) the Company's growing reputation for providing high quality service, 3) consolidation within the customs brokerage market as customers seek out brokers with sophisticated computerized capabilities critical to an overall logistics management program, and 4) the growing importance of distribution services as a separate and distinct service which is included in this category.

     Salaries and related costs increased during the three and six-month periods ended June 30, 1998 compared with the same period in 1997 as a result of (1) the Company's increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels. Salaries and related costs have, however, remained virtually constant as a percentage of net revenues--a measure that management believes is significant in assessing the effectiveness of corporate cost containment objectives. The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the
Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the organic growth in revenues, net revenue and net earnings for the three and six-month periods ended June 30, 1998 and 1997 are a direct result of the incentives inherent in the Company's compensation program.

     Other operating expenses increased for the three and six-month periods ended June 30, 1998 as compared with the same periods in 1997 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company's growing operations. Other operating expenses as a percentage of net revenues decreased approximately 2% in the three and six-month periods ended June 30, 1998 as compared with the same periods in 1997. This decrease is primarily due to economies of scale realized as the Company's semi-variable other operating expenses were spread over increased net revenues.

     Other income, net, increased for the three month and six month periods ended June 30, 1998 as compared with the same periods of 1997, due primarily to a $928,000 gain realized on the sale of one of the Company's real estate assets.

     The Company pays income taxes in the United States and other jurisdictions. In addition, the Company pays various other taxes, which are typically included in costs of operations. Effective income tax rates per financial statements during the three and six-month periods ended June 30, 1998 remained virtually constant as compared with the same periods in 1997.

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

     The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Many of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among these offices or agents. Foreign currency gains and losses recognized during the second quarter and for the first six months of 1998 and 1997 were immaterial.

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

     Office Openings - The Company opened 3 start-up offices during the second quarter of 1998.

North                                      Indian
America            Europe                  Sub-continent
-------            ------                  -------------
McAllen, TX        Florence, Italy
                   Prague, Czech Republic

     Internal Growth - Management believes that a comparison of "same store" growth is critical in the evaluation of the quality and extent of the Company's internally generated growth. This "same store" analysis isolates the financial contributions from offices that have been included in the
Company's operating results for at least one full year.   The table below
presents same store comparisons for the second quarter of 1998 (which is the measure of any increase from the same quarter of 1997) and for the second quarter of 1997 (which measures growth over 1996).

                 For the three months
                    ended June 30,
                   1998       1997
                   ----       ----
Net revenue        19%        29%
Operating income   30%        44%

Liquidity and Capital Resources

     The Company's principal source of liquidity is cash generated from operations. At June 30, 1998, working capital was $82 million, including cash and short-term investments of $40 million. The Company had no long-term debt at June 30, 1998. While the nature of its business does not require an extensive investment in property and equipment, the Company is actively looking for suitable facilities and/or property to acquire at or near airports in certain cities in North America and overseas. The Company expects to spend approximately $40 million on property and equipment in 1998, which is expected to be financed with cash, short-term floating rate and/or long-term fixed-rate borrowings.

     The Company maintains foreign and domestic borrowings under unsecured bank lines of credit totaling $40.1 million. At June 30, 1998, the Company was directly liable for $.1 million drawn on these lines of credit and was contingently liable for an additional $19 million from standby letters of credit. In addition, the Company maintains a bank facility with its U.K. bank for $8.4 million. Management believes that the Company's current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of the Shareholders was held on May 7, 1998.

(b) The following directors were elected to the Board of Directors to serve a term of one year and until their successors are elected and qualified:

                                            For           Withheld
                                            ---           --------
          P.J. Rose                      21,853,650        129,750
          K.M. Walsh                     21,853,410        129,990
          J.L.K. Wang                    21,853,259        130,141
          J.J. Casey                     21,930,627         52,773
          D.P. Kourkoumelis              21,930,389         53,011
          J.W. Meisenbach                21,930,729         52,671

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits required by Item 601 of Regulation S-K.

          Exhibit
          Number         Description
          ------         -----------
            27.1         Financial Data Schedule, Edgar Filing Only


  (b) Reports on Form 8-K

        No reports on Form 8-K were filed in the quarter ended June 30, 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.




August __, 1998                   /s/ PETER J. ROSE
                                  --------------------------------------------
                                  Peter J. Rose, Chairman
                                  and Chief Executive Officer
                                  (Principal Executive Officer)




August __, 1998                   /s/ R. JORDAN GATES
                                  --------------------------------------------
                                  R. Jordan Gates, Senior Vice President-
                                  Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer)

                   EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                          Form 10-Q Index and Exhibits

                                 June 30, 1998

Exhibit
Number       Description
------       -----------
27.1         Financial Data Schedule (Filed Electronically Only)
