Form 10-Q
period 1998-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 1998-11-16
CIK 746515

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______________


Commission File Number: 0-13468


                     EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                (Exact name of registrant as specified in its charter)


          Washington                                   91-1069248
(State of other jurisdiction of                      (IRS Employer
incorporation or organization)                   Identification Number)


1015 Third Avenue, 12th Floor, Seattle, Washington                 98104
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

     At November 12, 1998, the number of shares outstanding of the issuer's Common Stock was 24,651,385.


                                 Page 1 of 17 pages.

                        The Exhibit Index appears on page 17.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                               AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets
                      (In thousands, except share data)

                                               September 30,  December 31,
ASSETS                                              1998          1997
                                               -------------  ------------
                                                (Unaudited)
Current assets:
   Cash and cash equivalents                      $ 45,937       $ 42,094
   Short-term investments                              450            214
   Accounts receivable, less
      allowance for doubtful accounts of
      $6,087 at September 30, 1998 and
      $6,449 at December 31, 1997                  241,682        206,501
   Deferred Federal and state taxes                  2,224          4,296
   Other current assets                             10,927          6,399
                                                  --------       --------
      Total current assets                         301,220        259,504

Property and equipment, less
   accumulated depreciation and
   amortization of $45,938 at September 30,
   1998 and $36,475 at December 31, 1997            99,844         66,550
Deferred Federal and state taxes                     2,395          1,930
Other assets, net                                   16,551         16,122
                                                  --------       --------
                                                  $420,010       $344,106
                                                  --------       --------
                                                  --------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short term borrowings                          $ 26,365       $  2,145
   Accounts payable                                153,363        143,980
   Income taxes                                      8,706          7,181
   Other current liabilities                        27,763         18,946
                                                  --------       --------
      Total current liabilities                    216,197        172,252

Shareholders' equity:
   Preferred stock, par value $.01
      per share. Authorized 2,000,000
      shares; none issued                               --             --

Common stock, par value $.01 per share.
   Authorized 80,000,000 shares; issued
   and outstanding 24,634,441 shares at
   September 30, 1998, and 24,546,380 at
   December 31, 1997                                   246            245
Additional paid-in capital                          16,746         15,534
Retained earnings                                  190,834        159,225
Accumulated other comprehensive loss                (4,013)        (3,150)
                                                  --------       --------
      Total shareholders' equity                   203,813        171,854
                                                  --------       --------
                                                  $420,010       $344,106
                                                  --------       --------
                                                  --------       --------

   See accompanying notes to condensed consolidated financial statements.

                 EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                               AND SUBSIDIARIES

                Condensed Consolidated Statements of Earnings
                      (In thousands, except share data)

                                 (Unaudited)

                                                          Three months ended              Nine months ended
                                                             September 30,                   September 30,
                                                       -------------------------       -------------------------
                                                          1998           1997             1998           1997
                                                       ----------     ----------       ----------     ----------
Revenues:
   Airfreight                                            $182,798       $178,158         $481,962      $ 470,060
   Ocean freight                                           70,595         52,128          170,510        134,006
   Customs brokerage and import services                   36,282         32,023          102,522         79,787
                                                       ----------     ----------       ----------     ----------
      Total revenues                                      289,675        262,309          754,994        683,853
                                                       ----------     ----------       ----------     ----------
Operating expenses:
   Airfreight consolidation                               145,379        145,357          381,454        382,107
   Ocean freight consolidation                             51,406         36,772          122,512         95,679
   Salaries and related costs                              49,958         41,733          137,516        111,002
   Selling and promotion                                    3,762          3,506           10,742          9,614
   Depreciation and amortization                            3,993          2,878           10,867          7,922
   Rent                                                     4,158          2,654           11,164          7,649
   Other                                                    8,746         10,451           29,448         29,525
                                                       ----------     ----------       ----------     ----------
      Total operating expenses                            267,402        243,351          703,703        643,498
                                                       ----------     ----------       ----------     ----------
   Operating income                                        22,273         18,958           51,291         40,355

Other income, net                                             311             95            1,925          1,124
                                                       ----------     ----------       ----------     ----------
Earnings before income taxes                               22,584         19,053           53,216         41,479
Income tax expense                                          8,367          7,276           19,885         15,930
                                                       ----------     ----------       ----------     ----------
   Net earnings                                          $ 14,217       $ 11,777         $ 33,331       $ 25,549
                                                       ----------     ----------       ----------     ----------
                                                       ----------     ----------       ----------     ----------
   Basic earnings per share                                 $ .57         $ .48            $ 1.35        $ 1.05
                                                       ----------     ----------       ----------     ----------
                                                       ----------     ----------       ----------     ----------
   Diluted earnings per share                               $ .54         $ .44            $ 1.26        $  .97
                                                       ----------     ----------       ----------     ----------
                                                       ----------     ----------       ----------     ----------
Weighted average basic
   common shares outstanding                           24,924,638     24,437,949       24,693,992     24,371,419

Weighted average diluted
   common shares outstanding                           26,471,432     26,555,155       26,549,196     26,243,552

  See accompanying notes to condensed consolidated financial statements.

                 EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                               AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                 (Unaudited)

                                                          Three months ended           Nine months ended
                                                            September 30,                 September 30,
                                                       -----------------------       ----------------------
                                                         1998           1997           1998          1997
                                                       --------       --------       --------      --------
Operating Activities:
   Net earnings                                        $ 14,217       $ 11,777       $ 33,331       $ 25,549
   Adjustments to reconcile net
      earnings to net cash provided
      by operating activities:
        Provision for losses on accounts receivable         681            325          1,170          1,291
      Deferred income tax expense (benefit)               2,188            564          3,950            (98)
      Depreciation and amortization                       3,993          2,878         10,867          7,922
      Other                                                 183            271           (470)           649

   Changes in operating assets and liabilities:
      Increase in accounts receivable                   (44,089)       (42,836)       (35,151)       (54,842)
      (Increase) decrease in other current assets           140         (1,448)        (4,503)        (3,398)
      Increase in accounts payable and
          other current liabilities                      18,719         31,388         18,076         45,946
                                                       --------       --------       --------      --------
   Net cash (used) provided by operating
      activities                                         (3,968)         2,919         27,270         23,019
                                                       --------       --------       --------      --------
   Investing Activities:
      (Increase) decrease in short-term
          investments                                        (1)         1,985           (198)          (87)
      Purchase of property and equipment                (13,740)       (13,800)       (44,673)      (26,655)
      Acquisitions, net of cash acquired                     --             --             --        (7,076)
      Other                                              (1,780)           209           (256)          501
                                                       --------       --------       --------      --------
   Net cash used in investing activities                (15,521)       (11,606)       (45,127)      (33,317)
                                                       --------       --------       --------      --------
   Financing Activities:
      Short-term borrowings, net                         25,153         13,548         24,155        24,205
      Proceeds from issuance of common stock              3,868          2,653          4,475         3,536
      Repurchases of common stock                        (3,938)        (2,821)        (4,464)       (2,974)
      Dividends paid                                         --             --         (1,722)       (1,217)
                                                       --------       --------       --------      --------
   Net cash provided by financing activities             25,083         13,380         22,444        23,550

   Effect of exchange rate changes on cash                  692        ( 1,863)          (744)      ( 2,802)
                                                       --------       --------       --------      --------
   Increase in cash and cash equivalents                  6,286          2,830          3,843        10,450
   Cash and cash equivalents at
      beginning of period                                39,651         44,586         42,094        36,966
   Cash and cash equivalents at end of period          $ 45,937       $ 47,416       $ 45,937      $ 47,416
                                                       --------       --------       --------      --------
                                                       --------       --------       --------      --------

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

     The components of total comprehensive income for interim periods are presented in the following table:

                                                Three months ended           Nine months ended
                                                   September 30,               September 30,
                                               ---------------------       ---------------------
                                                 1998          1997          1998          1997
                                               -------       -------       -------       -------
(Dollars in thousands)
     Net Income                                $14,217       $11,777       $33,331       $25,549
                                               -------       -------       -------       -------
     Foreign currency translation
       adjustments net of tax of:
         $885 and $0 for 3 months
         ended September 30, 1998 and 1997,
         and $509 and $164 for the
         nine months ended September 30,
         1998 and 1997.                          1,506        (2,564)         (863)       (3,389)
                                               -------       -------       -------       -------
     Total comprehensive income                $15,723       $ 9,213       $32,468       $22,160
                                               -------       -------       -------       -------
                                               -------       -------       -------       -------

Note 3.   Earnings per Share

     The following table is a reconciliation of the numerators and denominators used in computing earnings per share for the three months and nine months ended September 30, 1998 and 1997:

                                                 Three months ended September 30,
                                              ---------------------------------------
                                                           Weighted
(Amounts in thousands, except                 Net          Average          Earnings
share and per share amounts)                  Earnings     Shares           Per Share
----------------------------                  --------     ----------       ---------
1998

Basic earnings per share                       $14,217     24,924,638          $.57
Effect of dilutive stock options                 --         1,546,794           --
                                               -------     ----------          ----
Diluted earnings per share                     $14,217     26,471,432          $.54
                                               -------     ----------          ----
                                               -------     ----------          ----
1997

Basic earnings per share                       $11,777     24,437,949          $.48
Effect of dilutive stock options                 --         2,117,206           --
                                               -------     ----------          ----
Diluted earnings per share                     $11,777     26,555,155          $.44
                                               -------     ----------          ----
                                               -------     ----------          ----

                                                  Nine months ended September 30,
                                              ---------------------------------------
                                                           Weighted
(Amounts in thousands, except                 Net          Average          Earnings
share and per share amounts)                  Earnings     Shares           Per Share
----------------------------                  --------     ----------       ---------
1998

Basic earnings per share                       $33,331     24,693,992         $1.35
Effect of dilutive stock options                 --         1,855,204          --
                                               -------     ----------         -----
Diluted earnings per share                     $33,331     26,549,196         $1.26
                                               -------     ----------         -----
                                               -------     ----------         -----
1997

Basic earnings per share                       $25,549     24,371,419         $1.05
Effect of dilutive stock options                 --         1,872,133          --
                                               -------     ----------         -----
Diluted earnings per share                     $25,549     26,243,552         $ .97
                                               -------     ----------         -----
                                               -------     ----------         -----

The impact of excluding anti-dilutive stock options was to increase the weighted average shares 109,350 and 36,450, respectively, for the three and nine months ended September 30, 1998. There were no anti-dilutive stock options in 1997.

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

     In June 1997, the FASB issued Statement No. 131 (SFAS No. 131), "Disclosure about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that such companies report selected information about segments in interim reports to shareholders. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. This statement is not required to be applied to interim financial statements in the initial year of its application. The Company has not yet determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

     In June 1998, the FASB issued Statement No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The statement permits early adoption as of the beginning of any fiscal quarter
after its issuance.   The Company expects to adopt the new statement
effective January 1, 2000. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of any derivative's change in fair value will be immediately recognized in earnings. In certain situations, the Company uses hedging as an intermediary currency risk management tool and does not anticipate that the adoption of this statement will have a significant effect on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES LITIGATION
     REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

     Certain portions of this report on Form 10-Q including the section entitled "Currency and Other Risk Factors" and "Liquidity and Capital Resources" contain forward-looking statements which must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. In addition to risk factors identified elsewhere in this report, attention should be given to the factors identified and discussed in the Company's report on Form 10-K filed on or about March 31, 1998.

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

RESULTS OF OPERATIONS

     The following table shows the consolidated net revenues (revenues less consolidation expenses) attributable to the Company's principal services and the Company's expenses for the three and nine-month periods ended September 30, 1998 and 1997, expressed as percentages of net revenues. With respect to the Company's services other than consolidation, net revenues are identical to revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers' charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.

                                         Three months ended September 30,              Nine months ended September 30,
                                     ------------------------------------------    -----------------------------------------
                                                  1998                   1997                    1998                1997
                                                 Percent                Percent                 Percent             Percent
                                     Amount     Revenues    Amount     Revenues     Amount     Revenues   Amount    Revenues
                                     -------    --------    -------    --------    --------    --------   -------   --------
                                                                      (Amounts in thousands)
Net Revenues:
Airfreight                           $37,419       40%      $32,801       41%      $100,508       40%     $87,953        42%
Ocean freight                         19,189        21       15,356        19        47,998        19      38,327         19
Customs brokerage and
   import services                    36,282        39       32,023        40       102,522        41      79,787         39
                                     -------       ---      -------      ---       --------      ---      -------       ---
   Net revenues                       92,890       100       80,180       100       251,028       100     206,067        100
                                     -------       ---      -------      ---       --------      ---      -------       ---
Operating expenses:

Salaries and
   related costs                      49,958        54       41,733        52       137,516        55     111,002         54
Other                                 20,659        22       19,489        24        62,221        25      54,710         26
                                     -------       ---      -------      ---       --------      ---      -------       ---
   Total operating
    expenses                          70,617        76       61,222        76       199,737        80     165,712         80
                                     -------       ---      -------      ---       --------      ---      -------       ---
Operating income                      22,273        24       18,958        24        51,291        20      40,355         20
Other income, net                        311        --           95       --          1,925         1       1,124         --
                                     -------       ---      -------      ---       --------      ---      -------       ---
Earnings before
   income taxes                       22,584        24       19,053        24        53,216        21      41,479         20
Income tax expense                     8,367         9        7,276         9        19,885         8      15,930          8
                                     -------       ---      -------      ---       --------      ---      -------       ---
Net earnings                         $14,217        15%     $11,777       15%      $ 33,331       13%     $25,549        12%
                                     -------       ---      -------      ---       --------      ---      -------       ---
                                     -------       ---      -------      ---       --------      ---      -------       ---

     Airfreight net revenues increased 14% for both the three and nine-month periods ended September 30, 1998 as compared with the same periods for 1997. This increase was primarily due to increased airfreight tonnage handled by the Company's expanding global network.

     Ocean freight net revenues increased 25% for both the three and nine-month periods ended September 30, 1998 as compared with the same periods for 1997. The Company continued to aggressively market competitive ocean freight rates primarily on freight moving eastbound from the Far East. The ocean forwarding business and ECMS (Expeditors Cargo Management Systems), the Company's ocean freight consolidation management and purchase order tracking service, were again instrumental in helping the Company to expand its market share.

     Customs brokerage and import services increased 13% and 28% for the three and nine-month periods ended September 30, 1998 as compared with the same periods for 1997. This increase is the result of 1) the Company's entry into the truck and rail border brokerage business in the United States primarily during 1997, 2) the Company's growing reputation for providing high quality service, 3) consolidation within the customs brokerage market as customers seek out brokers with sophisticated computerized capabilities critical to an overall logistics management program, and 4) the growing importance of distribution services which is included in this category.

     Salaries and related costs increased during the three and nine-month periods ended September 30, 1998 compared with the same period in 1997 as a result of (1) the Company's increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels. Salaries and related costs as a percentage of net revenues have increased 2% and 1% respectively for the three and nine-months ended September 30, 1998 as compared with the same period of 1997.
Management believes that the relationship between salaries and net revenues is significant in assessing the effectiveness of corporate cost containment objectives. The increases noted in this percentage are in large measure a reflection of management's hiring additional staff in anticipation of a peak season of a greater magnitude than was manifest during the third quarter of 1998. Management expects that salaries, measured as a percentage of net revenues will return to historic ranges in the near term. The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the
Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the organic growth in revenues, net revenue and net earnings for the three and nine-month periods ended September 30, 1998 and 1997 are a direct result of the incentives inherent in the Company's compensation program.

     Other operating expenses increased for the three and nine-month periods ended September 30, 1998 as compared with the same periods in 1997 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company's growing operations. Other operating expenses as a percentage of net revenues decreased approximately 2% and 1% for the three and nine-month periods ended September 30, 1998 as compared with the same periods in 1997. This decrease is primarily due to economies of scale realized as the Company's semi-variable other operating expenses were spread over increased net revenues.

     Other income, net, increased for the three-month period ended September 30, 1998, as compared with the same period in 1997 primarily due to higher interest income recorded in 1998 on higher average cash balances. Other income, net, increased for the nine-month period ended September 30, 1998 as compared with the same period in 1997 primarily due to a $928,000 gain realized on the sale of one of the Company's real estate assets during the second quarter of 1998.

     The Company pays income taxes in the United States and other jurisdictions. In addition, the Company pays various other taxes, which are typically included in costs of operations. Effective income tax rates per financial statements during the three and nine-month periods ended September 30, 1998 remained comparable with the same periods in 1997.

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

     The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Many of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among these offices or agents. Foreign currency gains and losses recognized during the third quarter and for the first nine months of 1998 and 1997 were immaterial.

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

     Throughout the year, macroeconomic conditions in Brazil, Mexico and across the Far East have impacted the global economy and, to some degree, have also impacted the Company's business. The Company has a very strong presence in the Far East, where it is most active in arranging exports to North America and Europe. Because of this strong export bias, and also due to the fact that a large volume of the Company's business is transacted in US dollars, the devaluation of various Asian and other currencies over the past year has not severely impacted the Company's earnings. The Company continues to evaluate what actions may need to be taken in these markets in response to the global economic events in order to safeguard, to the extent possible, the ongoing profitability of the Company's operations.

     On January 1, 1999, eleven of fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The euro will then trade on currency exchanges and may be used in business transactions. The conversion to the euro will eliminate currency exchange rate risk between the member countries. Beginning in January 2002, new euro-denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation. The Company has established plans to address the issues raised by the euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, business processes and equipment to accommodate euro-denominated transactions and the impact of one common currency on pricing. Since existing financial systems and processes currently accommodate multiple currencies, the plans contemplate conversion by the end of 2001. The Company does not expect the system and equipment conversion costs to be material. Due to numerous uncertainties, the Company cannot reasonably estimate the effects one common currency will have on pricing and the resulting impact, if any, on the Company's consolidated financial statements.

Year 2000

     The Company's Information Services (IS) group has established teams to identify and correct Year 2000 compliance issues. Information systems with non-compliant code are expected to be modified or replaced with systems that are Year 2000 compliant. The teams are also charged with investigating the Year 2000 readiness of suppliers, customers, agents and other third parties and with developing contingency plans where necessary.

     Key IS systems have been inventoried and assessed for compliance, and detailed plans are in place for required system modifications or replacements. Remediation and testing activities are well underway, with approximately 60% of the systems already compliant. The Company expects to be fully compliant by the end of the second quarter of 1999. Inventories and assessments of non-IS systems are in progress and are also expected to be complete by the second quarter of 1999.

     The Company has identified critical suppliers, customers and other third parties and is in the process of surveying their Year 2000 remediation programs. Risk assessments and contingency plans, where necessary, will be finalized not later than the second quarter of 1999.

     Because the Company's IS systems were developed in the late 1980's and early 1990's, substantial infrastructure concerns inherent in hardware and software systems developed and placed into service at an earlier date are not a primary concern. As a result, management does not consider that the incremental costs directly related to Year 2000 issues will be material. Costs incurred prior to 1998 were also immaterial. The Company does not expect to incur significant Year 2000 related costs on behalf of its suppliers, customers, or other third parties.

     Contingency plans for Year 2000-related interruptions are being developed and will include the development of emergency recovery procedures, replacing electronic applications with manual processes and identification of alternate suppliers. All plans are expected to be completed by the end of the first half of 1999.

     The Company's most likely potential risk is a temporary inability of air traffic control and government customs agencies around the world to track flights or transact normal customer clearance procedures on a timely basis.

     The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. It should be noted that uninterrupted operations depend upon the ability of third parties, especially airlines, air traffic control and governmental customs organizations to be Year 2000 compliant. The Company has no direct ability to influence the compliance actions of customers, suppliers, agents and other third parties.
Accordingly, while the Company believes its actions will minimize the inherent uncertainty, it is unable to eliminate or estimate the ultimate effect Year 2000 risks on the Company's operating results.

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

     Office Openings - The Company acquired 4 offices during the third quarter of 1998, all as a result of transactions with existing agents. In the case of Dubai, the Company acquired 75% with an irrevocable option to purchase the remaining 25% interest.

Far                         Middle
East                        East
----                        ----
Manila, Philippines         Dubai, U.A.E.
Tokyo, Japan
Osaka, Japan

          Internal Growth - Management believes that a comparison of "same store" growth is critical in the evaluation of the quality and extent of the Company's internally generated growth. This "same store" analysis isolates the financial contributions from offices that have been included in the Company's
operating results for at least one full year.   The table below presents same
store comparisons for the third quarter of 1998 (which is the measure of any increase from the same quarter of 1997) and for the third quarter of 1997 (which measures growth over 1996).

                    For the three months
                     ended September 30,
                    --------------------
                      1998       1997
                      ----       ----
Net revenue            15%        30%
Operating income       18%        50%

Liquidity and Capital Resources

     The Company's principal source of liquidity is cash generated from operations. At September 30, 1998, working capital was $85 million, including cash and short-term investments of $46 million. The Company had no long-term debt at September 30, 1998. While the nature of its business does not require an extensive investment in property and equipment, the Company is actively looking for suitable facilities and/or property to acquire at or near airports in certain cities in North America and overseas. The Company expects to spend approximately $50 million on property and equipment in 1998, which is expected to be financed with cash, short-term floating rate and/or long-term fixed-rate borrowings.

     The Company maintains foreign and domestic borrowings under unsecured bank lines of credit totaling $40.2 million. At September 30, 1998, the Company was directly liable for $.2 million drawn on these lines of credit and was contingently liable for an additional $20.5 million from standby letters of credit. In addition, the Company maintains a bank facility with its U.K. bank for $8.5 million. Management believes that the Company's current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)     Exhibits required by Item 601 of Regulation S-K.

                      Exhibit
    Number            Description
    ------            -----------
     27.1             Financial Data Schedule, Edgar Filing Only

  (b)  Reports on Form 8-K

        No reports on Form 8-K were filed in the quarter ended September 30, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.




November 13, 1998            /s/ PETER J. ROSE
                              ------------------------------
                              Peter J. Rose, Chairman
                               and Chief Executive Officer
                              (Principal Executive Officer)


November 13, 1998            /s/ R. JORDAN GATES
                              -------------------------------
                              R. Jordan Gates, Senior Vice President-
                                Chief Financial Officer and Treasurer
                              (Principal Financial and Accounting Officer)

                 EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                               AND SUBSIDIARIES

                         Form 10-Q Index and Exhibits

                              September 30, 1998


Exhibit
Number            Description
-------           -----------
 27.1             Financial Data Schedule (Filed Electronically Only)