Form 10-K405
period 1998-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 1999-03-31
CIK 746515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _______________

Commission File Number: 0-13468

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
             (Exact name of registrant as specified in its charter)

           Washington                                            91-1069248
  (State or other jurisdiction                                (I.R.S.Employer
of incorporation or organization)                         Identification Number)

1015 Third Avenue, 12th Floor, Seattle, Washington                 98104
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      At March 8, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $918,964,000.

      At March 8, 1999, the number of shares outstanding of registrant's Common Stock was 24,916,177.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement for the Registrant's 1999 Annual Meeting of Shareholders to be held on May 5, 1999 are incorporated by reference into Part III of this Form 10-K.


                              Page 1 of 51 pages.

                      The Exhibit Index appears on page 1.

Forward-Looking Statements

From time to time Expeditors International of Washington, Inc. (the Company) and its representatives may provide information, whether orally or in writing, which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act"). This includes certain statements in this report on Form 10-K under Part I, Item I "Business" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements and other information relating to the Company are based on the beliefs of management and are necessarily the result of assumptions made using the information currently available to management. Actual results will vary, and even vary materially, from those predicted in the forward-looking statements.

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

     The Company, including its majority owned subsidiaries, operates full service offices (o) in the major cities identified below. Full service offices have also been established in locations where the Company maintains unilateral control over assets and operations and where the existence of the parent subsidiary relationship is maintained by means other than record ownership of voting stock (#). In other cities, the Company contracts with independent agents to provide required services and has established over 120 such relationships world-wide. Locations where Company employees perform sales and customer service functions are identified below as international service centers (*). In each case, the opening date for the full service office or international service center is set forth in parenthesis.



NORTH AMERICA
-------------
UNITED STATES               o Houston (4/92)           o Dearborn-CPC (1/97)      MEXICO
o Seattle (5/79)            o Baltimore (4/92)         o Buffalo-Peace Bridge     o Mexico City (6/95)
o Chicago (7/81)            o Dallas (5/92)               (1/97)                  o Nuevo Laredo (4/97)
o San Francisco (7/81)      o Columbus (6/92)          o El Paso (1/97)           o Guadalajara (9/97)
o New York (11/81)          o Charlotte (7/92)         o Laredo (2/97)            o Nogales (1/99)
o Los Angeles (5/82)        o Newark (9/94)            o Nogales (2/97)
o Atlanta (8/83)            o Philadelphia (3/95)      o San Diego (7/97)         SOUTH AMERICA
o Boston (11/85)            o Charleston (6/95)        * Rochester (10/97)        -------------
o Miami (3/86)              o Memphis (8/95)           o McAllen (4/98)           ARGENTINA
o Minneapolis (7/86)        o Salt Lake City (11/95)                              o Buenos Aires (1/98)
o Denver (2/88)             * Syracuse (4/96)          PUERTO RICO
o Detroit (7/88)            o Norfolk (9/96)           o San Juan (5/95)          BRAZIL
o Portland (7/88)           o Indianapolis (11/96)                                o Sao Paulo (9/95)
o Cincinnati (8/89)         o Port Huron-Blue Water    CANADA                     o Rio de Janeiro (9/95)
o Cleveland (7/90)              Bridge  (12/96)        o Toronto (5/84)           o Campinas (9/95)
o Phoenix (7/91)            o Detroit-Ambassador       o Vancouver (9/95)         o Santos (10/97)
o Louisville (10/91)            Bridge (12/96)
o St. Louis (4/92)          o Lewiston-Queenston
                                (12/96)


SOUTH AMERICA (CONT.)
---------------------
CHILE                       SINGAPORE               PORTUGAL                    KUWAIT
o Santiago (2/95)           o Singapore (9/81)      o Lisbon (10/91)            # Kuwait City (7/97)
                                                    o Oporto (10/91)
COLOMBIA                    TAIWAN                                              LEBANON
o Bogota (12/98)            # Taipei (9/81)         SPAIN                       o Beirut (4/93)
o Cali (12/98)              # Kaohsiung (9/81)      o Barcelona (1/94)
                            # Taichung (9/81)       o Madrid (1/94)             PAKISTAN
FAR EAST                    # Hsin-Chu (9/89)       o Alicante (4/96)           o Karachi (9/96)
--------                                                                        o Lahore (9/96)
BANGLADESH                  THAILAND                SWEDEN
o Dhaka (6/89)              o Bangkok (9/94)        o Stockholm (1/94)          SAUDI ARABIA
o Chittagong (8/93)                                 o Goteborg (1/94)           # Riyadh (7/92)
                            EUROPE                                              # Jeddah (7/92)
CHINA                       ------                  UNITED KINGDOM
o Beijing (7/94)            AUSTRIA                 o London (4/86)             SRI LANKA
o Guangzhou (4/94)          o Salzburg (11/95)      o Manchester (11/88)        # Colombo (3/95)
o Dalian (7/94)             o Vienna (11/95)        o Birmingham (3/90)
o Shanghai (7/94)                                   o Glasgow (4/92)            TURKEY
o Shenzen (7/94)            BELGIUM                 o Bedford (6/94)            o Ankara (1/99)
o Quingdao (7/94)           o Brussels (7/90)       o Swindon (3/97)            o Istanbul (1/99)
o Tianjin (7/94)            o Antwerp (4/91)        o East Midland (1/99)       o Izmir (1/99)
o Xi'an (7/94)                                                                  o Mersin (1/99)
o Xiamen (7/94)             THE CZECH REPUBLIC      AUSTRALASIA
o Nanjing (8/95)            o Prague (6/98)         -----------                 U.A.E.
                                                    AUSTRALIA                   * Abu Dhabi (1/94)
HONG KONG                   FINLAND                 o Sydney (8/88)             o Dubai (10/98)
o Kowloon (9/81)            o Helsinki (4/94)       o Melbourne (8/88)
                                                    o Brisbane (10/93)          CYPRUS
INDONESIA                   FRANCE                  o Perth (12/94)             * Nicosia (6/96)
# Jakarta (12/90)           o Paris (1/97)          o Adelaide (10/97)          * Larnaca (1/98)
# Surabaya (2/92)           o Epinal (1/97)
                            o Lyon (1/97)           FIJI                        AFRICA
JAPAN                       o Lille (3/97)          * Nadi (7/96)               ------
* Tokyo (3/91)                                      * Suva (5/97)               SOUTH AFRICA
* Osaka (9/96)              GERMANY                                             o Johannesburg (3/94)
                            o Frankfurt (4/92)      NEW ZEALAND                 o Durban (3/94)
KOREA                       o Munich (4/92)         o Auckland (8/88)           o Capetown (1/97)
o Pusan (10/94)             o Dusseldorf (4/92)                                 * Port Elizabeth (1/97)
o Seoul (10/94)             o Stuttgart (4/92)      NEAR/MIDDLE
o Bupyung (6/96)            o Hamburg (1/93)        EAST
o Chonan (6/96)                                     -----------
o Kwangju (6/96)            IRELAND                 EGYPT
o Kumi (6/96)               o Dublin (3/97)         o Cairo (2/95)
o Masan (6/96)              o Cork (3/97)           o Alexandria (2/95)
o Taegu (6/96)              o Shannon (3/97)
                                                    GREECE
MALAYSIA                    ITALY                   o Athens (2/99)
o Penang (11/87)            o Milan (4/93)
o Kuala Lumpur (6/90)       o Verona (4/93)         INDIA
o Johore Bharu (3/96)       o Florence (3/98)       o New Delhi (7/96)
                                                    o Mumbai (Bombay) (1/97)
MICRONESIA                  THE NETHERLANDS         o Bangalore (6/97)
o Saipan (3/98)             o Amsterdam (6/94)      o Chennai (Madras) (6/97)
                            o Rotterdam (3/95)
PHILIPPINES
o Manila (8/98)


      The Company was incorporated in the State of Washington in May 1979. Its executive offices are located at 1015 Third Avenue, 12th Floor, Seattle, Washington, and its telephone number is (206) 674-3400.

      For information concerning the amount of revenues, net revenues, operating income, identifiable assets, capital expenditures and depreciation and amortization attributable to the geographic areas in which the Company conducts its business, see Note 7 to the Consolidated Financial Statements.

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

                               Airfreight Services

      Airfreight services accounted for approximately 41, 43, and 47 percent of the Company's 1998, 1997, and 1996 consolidated revenues net of freight consolidation expenses ("net revenues"), respectively. When performing airfreight services, the Company typically acts either as a freight consolidator or as an agent for the airline which carries the shipment. When acting as a freight consolidator, the Company purchases cargo space from airlines on a volume basis and resells that space to its customers at lower rates than the customers could obtain directly from airlines. When moving shipments between points where the volume of business does not facilitate consolidation, the Company receives and forwards individual shipments as the agent of the airline which carries the shipment. Whether acting as an agent or consolidator, the Company offers its customers knowledge of optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with space availability in periods of peak demand.

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

                      Customs Brokerage and Import Services

     Customs brokerage and import services accounted for approximately 40, 39, and 34 percent of the Company's 1998, 1997, and 1996 consolidated net revenues, respectively. As a customs broker, the Company assists importers to clear shipments through customs by preparing required documentation, calculating and providing for payment of duties on behalf of the importer, arranging for any required inspections by governmental agencies, and arranging for delivery. The Company also provides other services at destination including temporary warehousing, inland transportation, inventory manipulation and management, cargo insurance and product distribution.

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

     During 1996 the Company established a subsidiary, Expeditors Tradewin, L.L.C., to respond to customer driven requests for high-end customs consulting services. The demand for these services was stimulated by the changes made by US Customs Service in response to the 1993 Customs Modernization Act. Fees for these non-transactional services are based upon hourly billing rates and bids for mutually agreed procedures.

     There is currently a noticeable trend, prompted by customer demand, to quote rates on a door-to-door basis. Management foresees the potential, in the medium to long-term, for fees normally associated with customs clearance to be de-emphasized and included as a component of other services offered by the Company.

                             Ocean Freight Services

     Ocean freight services accounted for approximately 19, 18, and 19 percent of the Company's 1998, 1997, and 1996 consolidated net revenues, respectively. The Company's revenues as an ocean freight forwarder are derived from commissions paid by the carrier and revenues from fees charged to customers for ancillary services which the Company may provide, such as preparing documentation, procuring insurance, arranging for packing and crating services, and providing consultation. The Company operates Expeditors International Ocean ("EIO"), a Non-Vessel Operating Common Carrier ("NVOCC") specializing in ocean freight consolidation from the Far East to the United States. EIO also provides service, on a smaller scale, to and from any location where the Company has an office or agent. As an NVOCC, EIO contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate. EIO solicits less than container load ("LCL") freight to fill the containers and charges lower rates than those available directly from shipping lines. EIO also handles full container loads for customers that do not have annual shipping volumes sufficient to negotiate comparable contracts directly with the ocean carriers. The Company does not own vessels and generally does not physically handle the cargo.

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

     Developing these systems has added a considerable indirect cost to the services provided to customers. Small and middle-tier competitors, in general, do not have the resources available to develop these customized systems. As a result, there is a significant amount of consolidation currently taking place in the industry. Management expects that this trend toward consolidation will continue for the short to medium-term. Historically, growth through aggressive acquisition has proven to be a challenge for many of the Company's competitors and typically involves the purchase of significant "goodwill". As a result, the Company has pursued a strategy emphasizing organic growth supplemented by certain strategic acquisitions.

     The Company's ability to attract, retain, and motivate highly qualified personnel with experience in global logistics services is an essential, if not the most important, element of its ability to compete in the industry. To this end, the Company has adopted incentive compensation programs which make percentages of branch revenues or profits available to managers for distribution among key personnel. The Company believes that these incentive compensation programs, combined with its experienced personnel and its ability to coordinate global marketing efforts, provide it with a distinct competitive advantage and account for historical growth that competitors have matched only through acquisition.

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

                                    Employees

     At February 28, 1999, the Company employed approximately 5,300 people, 2,400 in the United States and 200 in the balance of North America, 100 in South America, 780 in Europe, 1,400 in the Far East & Australasia, 300 in the Near/Middle East and 120 in Africa. Approximately 500 of the Company's employees are engaged principally in sales and marketing and customer service, 3,400 in operations and 1,400 in finance and administration. The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be satisfactory.

     In order to retain the services of highly qualified, experienced, and motivated employees, the Company places considerable emphasis on its incentive compensation programs and stock option plans.

                      Executive Officers of the Registrant

     The following table sets forth the names, ages, and positions of current executive officers of the Company.

Name                       Age      Position
----                       ---      --------
Peter J. Rose              56       Chairman and Chief Executive Officer and director
Kevin M. Walsh             48       President and Chief Operating Officer and director
James L.K. Wang            50       Executive Vice President and Director-Far East and director
Glenn M. Alger             42       Executive Vice President and Director-North America
William J. Coogan          44       Senior Vice President-Ocean Cargo
Albert H. Leung            51       Senior Vice President-Far East
Rommel C. Saber            41       Senior Vice President-Near/Middle East and Indian Subcontinent
Michael R. Claydon         51       Senior Vice President-Europe and Africa
Jean Claude Carcaillet     53       Senior Vice President-Australasia
Timothy C. Barber          39       Senior Vice President-Sales and Marketing
R. Jordan Gates            43       Senior Vice President-Chief Financial Officer and Treasurer
Jeffrey J. King            44       Senior Vice President-General Counsel and Secretary
David M. Lincoln           40       Senior Vice President and Chief Information Officer
Charles J. Lynch           38       Vice President-Corporate Controller

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

     Albert H. Leung joined the Company as Senior Vice President-Far East in May 1997. Prior to joining the Company, Mr. Leung was employed by Northwest Airlines for 23 years, most recently as Regional Director-Cargo, Taiwan, S.E. Asia and Indian Subcontinent.

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

     The Company is licensed as an ocean freight forwarder by the Federal Maritime Commission ("FMC"). The FMC has established certain qualifications for shipping agents, including certain surety bonding requirements. The FMC also is responsible for the economic regulation of NVOCC activity originating or terminating in the United States. To comply with these economic regulations, vessel operators and NVOCCs, such as EIO, are required to file tariffs electronically which establish the rates to be charged for the movement of specified commodities into and out of the U.S. The FMC has the power to enforce these regulations by assessing penalties. As of May 1, 1999, the Ocean Shipping Reform Act of 1998 will require the Company to register with the FMC as an Ocean Transportation Intermediary. The Company does not anticipate any difficulty in meeting this regulatory requirement.

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

     When providing warehouse and distribution services, the Company limits its legal liability by contract and tariff to an amount generally equal to the lower of fair value or fifty cents per pound with a maximum of fifty dollars per "lot" -- which is defined as the smallest unit that the warehouse is required to track. Upon payment of a surcharge for warehouse and distribution services, the Company will assume additional liability.

     The Company maintains marine cargo insurance covering claims for losses attributable to missing or damaged shipments for which it is legally liable. The Company also maintains insurance coverage for the property of others which is stored in Company warehouse facilities.

ITEM 2 -- PROPERTIES

     The Company owns a 214,000 square foot office building in downtown Seattle, a 150,000 square foot warehouse/industrial office facility in Nassau County, New York, a 27,200 square foot office facility near Seattle-Tacoma International Airport, an 80,000 square foot office and warehouse facility on a ten-acre parcel near O'Hare International Airport in Chicago, a 5,500 square foot office facility in the Tsim Sha Tsui East district of Kowloon, Hong Kong, and a 10,900 square foot office facility in Taipei, Taiwan. The Company also owns a 23,400 square foot office and warehouse facility on a long-term renewable land lease at the Brussels Cargo facility in Brussels, Belgium.

     The Company leases and maintains 40 additional offices and satellite locations in the United States and 105 offices throughout the world, each located close to an airport, ocean port, or on an important border crossing. The majority of these facilities contain warehouse facilities. Lease terms are either on a month-to-month basis or terminate at various times through 2005. As an office matures, the Company will investigate the possibility of building or buying suitable facilities. Lease payments currently aggregate approximately $1,330,000 per month. See Note 5 to the Company's Consolidated Financial Statements. The Company believes that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.

ITEM 3 -- LEGAL PROCEEDINGS

     The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management's opinion, will have a significant effect on the Company's financial condition.


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable.

                                     PART II


ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the high and low sale prices in the over-the-counter market for the Company's Common Stock as reported by The NASDAQ National Market System under the symbol EXPD.

         Common Stock                       Common Stock
         Quarter        High    Low         Quarter          High     Low
         -------        ----    ---         -------          ----     ---
         1998                               1997
         First          44 1/2  29 15/16    First            28 7/8   20 5/8
         Second         48 1/4  38 5/8      Second           30 3/4   22 3/4
         Third          47 5/8  25          Third            47 5/8   28 1/4
         Fourth         43 1/4  24 7/8      Fourth           48 3/4   32

     There were 1,453 shareholders of record as of December 31, 1998. Management estimates that there were approximately 7,500 beneficial shareholders at that date.

The Board of Directors declared semi-annual dividends during the two most recent fiscal years as follows:

         June 15, 1998              $  .07
         December 15, 1998          $  .07

         June 16, 1997              $  .05
         December 15, 1997          $  .05

ITEM 6 -- SELECTED FINANCIAL DATA

Financial Highlights
In thousands except per share data

                                    1998      1997       1996       1995       1994
                                    ----      ----       ----       ----       ----
Revenues                      $1,063,707   954,002    730,088    584,691    450,607
Net earnings                      47,274    38,411     24,263     17,395     13,217
Basic earnings per share            1.92      1.57       1.00        .73        .56
Diluted earnings per share          1.78      1.46        .95        .69        .54
Cash dividends
  paid per share                     .14       .10        .08        .06        .05
Working capital                   94,601    87,252     83,468     81,431     68,464
Total assets                     406,596   344,106    271,986    204,128    162,788
Shareholders' equity             217,198   171,854    140,011    117,192    101,110
Basic weighted average
  shares outstanding              24,617    24,429     24,161     23,972     23,775
Diluted weighted average
  shares outstanding              26,529    26,324     25,644     25,166     24,550

All share and per share information have been adjusted to reflect a 2-for-1 stock split effected in November, 1996.

Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

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


RISK FACTORS                 DISCUSSION AND POTENTIAL SIGNIFICANCE
------------                 -------------------------------------
International Trade          The Company primarily provides services to customers engaged in international commerce.
                             Everything that effects international trade has the potential to expand or contract the
                             Company's primary market.  For example, international trade is influenced by:

                             o   currency exchange rate and interest rate fluctuations;
                             o   changes in governmental policies;
                             o   changes in international and domestic customs regulations;
                             o   wars and other conflicts;
                             o   natural disasters;
                             o   changes in consumer attitudes regarding goods made in countries other than their own; and
                             o   changes in the price and readily available quantities of oil and other petroleum-related products.

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

Predictability of Results    The Company is not aware of any accurate means of forecasting short-term customer requirements. However, long-term customer satisfaction depends upon the Company's ability to meet these unpredictable short-term customer requirements. Personnel costs, the Company's single largest variable expense, are always less in the very near term as the Company must staff to meet uncertain demand. As a result, short-term operating results could be disproportionately effected.

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

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto contained elsewhere within this report.


Results of Operations

The following table shows the consolidated net revenues (revenues less consolidation expenses) attributable to the Company's principal services and the Company's expenses for 1998, 1997 and 1996, expressed as percentages of net revenues. With respect to the Company's services other than consolidation, net revenues are identical to revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers' charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

                                       1998                   1997                    1996
                                       ----                   ----                    ----
                                         Percent                 Percent                 Percent
                                         of net                  of net                  of net
                                 Amount  revenues        Amount  revenues        Amount  revenues
                                 ------  --------        ------  --------        ------  --------
in thousands
------------
Net revenues:
Airfreight                     $145,907       41%      $124,781       43%      $ 94,954       47%
Ocean freight                    66,297       19         51,776       18         38,304       19
Customs brokerage
  and import services           141,246       40        113,967       39         69,077       34
                               --------      ---       --------      ---       --------      ---
Net revenues                    353,450      100        290,524      100        202,335      100
                               --------      ---       --------      ---       --------      ---

Operating expenses:
Salaries and
  related costs                 190,288       54        153,196       53        108,797       54
Other                            89,790       25         77,413       26         56,113       27
                               --------      ---       --------      ---       --------      ---

Total operating expenses        280,078       79        230,609       79        164,910       81
                               --------      ---       --------      ---       --------      ---
Operating income                 73,372       21         59,915       21         37,425       19
Other income, net                 2,205        0          2,657        1          2,159        1
                               --------      ---       --------      ---       --------      ---

Earnings before income taxes     75,577       21         62,572       22         39,584       20
Income tax expense               28,303        8         24,161        9         15,321        8
                               --------      ---       --------      ---       --------      ---
Net earnings                   $ 47,274       13%      $ 38,411       13%      $ 24,263       12%
                               --------      ---       --------      ---       --------      ---
                               --------      ---       --------      ---       --------      ---

1998 compared with 1997

Airfreight net revenues in 1998 increased 17% compared with 1997 primarily due to (1) increased airfreight shipments and tonnages handled by the Company from the Far East to North America and Europe, (2) increased prices charged by the airlines which were passed along to customers, and (3) increased export airfreight shipments and tonnages from North America and Europe. The Company's North American export airfreight net revenues increased 20% in 1998 compared to 1997. Airfreight net revenues from the Far East and from Europe increased 9% and 22%, respectively, for 1998 compared with 1997.

Ocean freight net revenues increased 28% in 1998 compared to 1997. Ocean freight demand remained strong throughout 1998 and ocean freight rates from the Far East, the Company's largest trade lane, increased in the last half of the year. During 1998, management continued to expand market share, increase ocean tonnage, and increase net ocean freight revenues while offering competitive market rates to customers. Margins diminished slightly as a result of this increased demand and due to regulatory constraints which restricted the ability of the Company to promptly pass carrier rate increases to NVOCC (Non-Vessel Operating Common Carrier) customers. In addition to increases in the traditional NVOCC and ocean forwarding business, ECMS (Expeditors Cargo Management Systems), a PC-based ocean freight consolidation management and purchase order tracking service, continued to be instrumental in attracting new business. The Company's North American export ocean freight net revenues increased 26% in 1998 compared to 1997. This increase was a result of the Company handling more ocean shipments moving from North America to the Far East and, to a lesser extent, from North America to Europe. Ocean freight net revenues from the Far East and from Europe increased 24% and 35%, respectively, for 1998 compared with 1997.

Customs brokerage and import services revenue increased 24% in 1998 as compared with 1997 as a result of (1) the Company's growing reputation for providing high quality service, (2) consolidation within the customs brokerage market as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program, and (3) the growing importance of distribution services as a separate and distinct service offered to existing and potential customers. Distribution services accounted for nearly 35% of the increase in customs brokerage and import services revenues for 1998 compared with 1997.

Salaries and related costs increased in 1998 compared to 1997 as a result of (1) the Company's increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity and (2) increased compensation levels. Salaries and related costs increased approximately 1% as a percentage of net revenues. This 1% increase is largely attributable to the 1998 peak season being somewhat below initial expectations. The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the growth in revenues, net revenues and net earnings for 1998 are a result of the incentives inherent in the Company's compensation program.

Other operating expenses increased in 1998 as compared with 1997 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company's growing operations. Other operating expenses as a percentage of net revenues decreased 1% in 1998 as compared with 1997 due to the realization of certain economies of scale.

Other income, net, decreased in 1998 as compared to 1997 primarily due to smaller foreign exchange gains recorded in 1998 than in 1997. Interest income was slightly higher in 1998 than in 1997. Interest expense was also slightly higher due to a temporary increase in short-term borrowings.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company's consolidated effective income tax rate decreased slightly in 1998 to 37.5%.


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

Ocean freight net revenues increased 35% in 1997 compared to 1996. During the first two quarters of 1997, the ocean freight market to North America from the Far East continued to be impacted by overcapacity experienced by direct ocean carriers. During the last two quarters of 1997, freight volumes between North America and the Far East somewhat reduced the overcapacity situation. As a result, freight rates, which had steadily fallen over the previous two years, stabilized. Management was still able to expand market share, increase ocean tonnage, expand margins and increase net ocean freight revenues while offering competitive market rates to its customers. In addition to increases in the traditional NVOCC business and ocean forwarding business, ECMS continued to be instrumental in attracting new business. The Company's North American export ocean freight net revenues increased 41% in 1997 compared to 1996. This increase was a result of the Company handling more ocean shipments moving from

North America to the Far East and, to a lesser extent, from North America to Europe. Ocean freight net revenues from the Far East and from Europe increased 26% and 57%, respectively, for 1997 compared with 1996.

Customs brokerage and import services revenue increased 65% in 1997 as compared with 1996 as a result of (1) the Company's entry into the truck and rail border brokerage business in the United States, (2) the Company's growing reputation for providing high quality service, (3) consolidation within the customs brokerage market as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program, and (4) the growing importance of distribution services as a separate and distinct service offered to existing and potential customers. Distribution services accounted for nearly 16% of the total increase in customs brokerage and import services revenues for 1997 compared with 1996.

Salaries and related costs increased in 1997 compared to 1996 as a result of (1) the Company's increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity and (2) increased compensation levels. Salaries and related costs decreased approximately 1% as a percentage of net revenues - a measure that management believes is significant in assessing the effectiveness of corporate cost containment objectives. This 1% decrease is largely attributable to increased net revenues in both new and existing offices without a commensurate increase in personnel costs.

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

Developing these systems and a worldwide network has added a considerable indirect cost to the services provided to customers. Smaller and middle-tier competitors, in general, do not have the resources available to develop customized systems and a worldwide network. As a result, there is a significant amount of consolidation currently taking place in the industry. Management expects that this trend toward consolidation will continue for the short- to medium-term. However, regional and local broker/forwarders will likely remain a competitive force.

The nature of the Company's worldwide operations necessitate the Company dealing with a multitude of currencies other than the U.S. Dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Many of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by pricing as much of its business as possible in U.S. Dollars and by accelerating international currency settlements among its offices or agents primarily using an internal clearing house. The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the company's ability to move money freely around the world. Any such hedging activity during 1998, 1997 and 1996 was insignificant. During the third and fourth quarters of 1997, the currencies in Thailand, Malaysia, Indonesia and South Korea devalued significantly. The currencies of Taiwan, Singapore and other Far East countries were also weakened by events in these other Asian countries. Net foreign currency losses realized during 1998 were approximately $0.534 million. Net foreign currency gains realized in 1997 were approximately $1.065 million. Foreign currency gains and losses realized during 1996 were insignificant.

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

Throughout 1998, macroeconomic conditions in Brazil, Mexico and across the Far East have impacted the global economy and, to some degree, have also impacted the Company's business. The Company has a very strong presence in the Far East, where it is most active in arranging exports to North America and Europe. Because of this strong export bias, and also due to the fact that a large volume of the Company's business is transacted in U.S. Dollars, the devaluation of various Asian and other currencies over the past year has not severely impacted the Company's earnings. The Company continues to evaluate what actions may need to be taken in these markets in response to the global economic events in order to safeguard, to the extent possible, the ongoing profitability of the Company's operations.

On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and a new common currency - the Euro. The Euro trades on currency exchanges and may be used in business transactions. The conversion to the Euro eliminates currency exchange rate risk between the member countries. Beginning in January 2002, new Euro-denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation. The Company has established plans to address the issues raised by the Euro currency conversion including the need to adapt computer systems and business processes to accommodate Euro-denominated transactions. Since existing financial systems currently accommodate multiple currencies, the plans contemplate full conversion by the end of 2001. The Company does not expect the conversion costs to be material. Due to numerous uncertainties, the Company is evaluating the effects one common European currency will have on pricing. The Company is unable to predict resulting impact, if any, on the Company's consolidated financial statements.

Year 2000

The Company has established teams to identify and correct Year 2000 compliance issues. Information systems with non-compliant code are expected to be modified or replaced with systems that are Year 2000 compliant. The teams are also charged with investigating the Year 2000 readiness of suppliers, customers, agents and other third parties and with developing contingency plans where necessary.

Key systems have been inventoried and assessed for compliance, and detailed plans are in place for required system modifications or replacements. Remediation and testing activities are underway, with the majority of the systems already compliant. The Company expects to be fully compliant by the end of the second quarter of 1999. Because the Company's systems were developed from the late 1980's forward, the substantial Year 2000 concerns inherent in hardware and software systems place into service by many companies at earlier dates are not a primary concern. Management does not believe that future costs directly related to Year 2000 issues will be material. Costs incurred through 1998 were immaterial.

The Company has identified critical suppliers, customers and other third parties and is in the process of surveying their Year 2000 remediation programs. Contingency plans for Year 2000-related interruptions are being developed and are expected to include the development of emergency recovery procedures, replacing electronic applications with manual processes and identification of alternate suppliers. Risk assessments and contingency plans, where necessary, are expected to be finalized no later than the second quarter of 1999.

The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. It should be noted that uninterrupted operations depend upon the ability of third parties, especially airlines, air traffic control and governmental customs organizations to be Year

2000 compliant. The Company has no direct ability to influence the compliance actions of customers, suppliers, agents and other third parties. Accordingly, it is unable to eliminate or estimate the ultimate effect of third party Year 2000 risks on the Company's operating results. The Company's greatest risk is a potential temporary inability of air traffic control and government customs agencies to track flights or transact normal procedures on a timely basis. Should this actually happen, management anticipates that restoring normal commerce would become a global priority.


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


Office Additions

The Company started 4 new offices during 1998 and added 6 offices through acquisitions. Offices added through acquisitions are followed by an asterisk.


                                                                                                 Latin
North America           Europe                       Middle East            Far East             America
-------------           ------                       -----------            --------             -------
UNITED STATES:          CZECH REPUBLIC:              U.A.E.:                JAPAN:               ARGENTINA:
McAllen   TX            Prague                       Dubai*                 Osaka*               Buenos Aires
                                                                            Tokyo*
                        ITALY:                                                                   COLOMBIA:
                        Florence                                            PHILIPPINES:         Bogota*
                                                                            Manila*              Cali*



Internal Growth

Management believes that a comparison of "same store" growth is critical in the evaluation of the quality and extent of the Company's internally generated growth. This "same store" analysis isolates the financial contributions from offices that have been included in the Company's operating results for at least one full year. The table below presents "same store" comparisons for the year ended December 31, 1998, relative to the same period of 1997, and for the year ended December 31, 1997, relative to the same period of 1996.


Same store comparisons for the years ended December 31,

                                   1998               1997
                                   ----               ----
Net revenues                         18%                30%
Operating income                     21%                52%

Liquidity and Capital Resources

The Company's principal source of liquidity is cash generated from operations. At December 31, 1998, working capital was $94.6 million, including cash and cash equivalents and short-term investments of $49.8 million. The Company had no long-term debt at December 31, 1998. The Company has purchased and renovated a corporate office building located in Seattle, Washington, a portion of which houses the Company's corporate offices. Total costs approximated $40 million. While the nature of its business does not require an extensive investment in property and equipment, the Company cannot eliminate the possibility that it could acquire an equity interest in property in certain geographic locations. The Company currently expects to spend approximately $15 million on property and equipment in 1999, which is expected to be financed with cash, short-term floating rate, and/or long-term fixed-rate borrowings.

The Company borrows internationally and domestically under unsecured bank lines of credit totaling $40.2 million. At December 31, 1998, the Company was directly liable for $12.2 million drawn on these lines of credit and was contingently liable for an additional $19.6 million of standby letters of credit. In addition, the Company maintains a bank facility with its U.K. bank for $8.3 million. The Company was contingently liable at December 31, 1998 for the entire $8.3 million.

Management believes that the Company's current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

In some cases, the Company's ability to repatriate funds from foreign operations is subject to foreign exchange controls. These matters, at the current time, do not have a significant impact on the Company's operations. The repatriation of certain undistributed earnings of the Company's subsidiaries would, under most circumstances, require the Company to pay some additional Federal and state income tax. The Company has not provided for this additional tax on undistributed earnings accumulated through December 31, 1992 because the Company intends to reinvest such earnings to fund the expansion of its foreign activities, or to distribute them in a manner in which no significant additional taxes would be incurred. At December 31, 1998, the total of such pre-1993 undistributed earnings was approximately $41.9 million and the associated Federal and state tax that would be payable on any hypothetical repatriation of these earnings approximates $10.1 million.

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

The forward-looking statements contained in this document involve a number of risks and uncertainties. Factors that could cause actual results to differ materially from these statements include, but are not limited to: risks associated with foreign operations, elimination of intercompany transactions, matching of expenses with the associated revenue, seasonality, shifts in consumer demand, the actual impact of the Year 2000 issue, the effect that the adoption of the Euro as the primary currency of 11 member states of the European Union might have on the global economy and the Company's international and domestic customers, other accounting estimates and other risk factors disclosed from time to time in the Company's public reports.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks in the ordinary course of its business. These risks are primarily related to foreign exchange risk and changes in short-term interest rates. The potential impact of the Company's exposure to these risks is presented below:

Foreign Exchange Risk

The Company conducts business in many different countries and currencies. The Company's business often results in revenue billings issued in a country and currency which differs from that where the expenses related to the service are incurred. In the ordinary course of business, the Company creates numerous intercompany transactions. This brings a market risk to the Company's earnings.

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. Dollar, throughout the year ended December 31, 1998, would have had the effect of raising operating income approximately $4.1 million. An average 10% strengthening of the U.S. Dollar, for the same period, would have the effect of reducing operating income approximately $3.3 million.

The Company has approximately $50 million of intercompany transactions unsettled at any one point in time. The Company currently does not use derivative financial instruments to manage foreign currency risk. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At December 31, 1998, the Company had cash and cash equivalents and short-term investments of $48,823,000 and short-term borrowings of $12,245,000, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% would have an immaterial impact on the Company's earnings.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following documents are filed on the pages listed below, as part of
Part II, Item 8 of this report.

Document                                                                 Page
--------                                                                 ----

1.   Financial Statements and Accountants' Report:

         Independent Auditors' Report                                     F-1

         Consolidated Financial Statements:

             Balance Sheets as of December 31, 1998 and 1997              F-2

             Statements of Earnings for the Years Ended
             December 31, 1998, 1997 and 1996                             F-3

             Statements of Shareholders' Equity and Comprehensive
             Income for the Years Ended December 31, 1998,
             1997 and 1996                                                F-4

             Statements of Cash Flows for the Years Ended
             December 31, 1998, 1997 and 1996                             F-5

             Notes to Consolidated Financial Statements                   F-6
                                                                      through
                                                                         F-15

2.   Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts for the
                       Years Ended December 31, 1998, 1997 and 1996       S-1


ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to information under the caption "Proposal 1 - Election of Directors" and to the information under the caption "Section 16(a) Reporting Delinquencies" in the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 5, 1999. See also Part I - Item 1 - Executive Officers of the Registrant.

ITEM 11 -- EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to information under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 5, 1999.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to information under the captions "Principal Holders of Voting Securities" and "Proposal 1 - Election of Directors" in the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 5, 1999.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to information under the caption "Executive Compensation" and "Certain Transactions" in the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 5, 1999.

                                     PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.    FINANCIAL STATEMENTS                                             PAGE
                                                                            ----

           Independent Auditors' Report                                     F-1

           Consolidated Balance Sheets as of December 31, 1998 and 1997     F-2

           Consolidated Statements of Earnings for the Years Ended
              December 31, 1998, 1997 and 1996                              F-3

           Consolidated Statements of Shareholders' Equity and
              Comprehensive Income for the Years Ended
              December 31, 1998, 1997 and 1996                              F-4

           Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1998, 1997 and 1996                                 F-5

           Notes to Consolidated Financial Statements                       F-6

     2.    FINANCIAL STATEMENT SCHEDULES

           Included in Part IV of this report:

           Schedules:

           II  Valuation and Qualifying Accounts for the Years
               Ended December 31, 1998, 1997 and 1996                      S-1

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

          (3) Form of Employment Agreement executed by the Company's Director-Europe. See Exhibit 10.3.

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

     (c) EXHIBITS

     Exhibit
     Number                                          Exhibit
     -------                                         -------

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

     10.30 Form of Stock Option Agreement used in connection with Non-Qualified options granted under the Company's 1997 Non-Qualified and Incentive Stock Option Plan. (Incorporated by referenced to Exhibit 10.30 to Form 10-K, filed on or about March 31, 1998.)

     10.31 Form of Stock Option Agreement used in connection with Incentive options granted under the Company's 1997 Non-Qualified and Incentive Stock Option Plan. (Incorporated by referenced to Exhibit 10.31 to Form 10-K, filed on or about March 31, 1998.)

     10.32 The Company's 1997 Executive Incentive Compensation Plan. (Incorporated by reference to Appendix B of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 24, 1997.)

     10.33 Form of Executive Incentive Compensation Plan Award Certification used in connection with the awards granted under the Company's 1997 Executive Incentive Compensation Plan. (Incorporated by referenced to Exhibit 10.33 to Form 10-K, filed on or about March 31, 1998.)

     10.34 Form of Executive Incentive Compensation Plan Award Agreement used in connection with establishing the terms and conditions of an award under the Company's 1997 Executive Incentive Compensation Plan. (Incorporated by referenced to Exhibit 10.34 to Form 10-K, filed on or about March 31, 1998.)

     10.35 Loan Modification Agreement between the Company and Bank of America National Trust and Savings Association doing business as Seafirst Bank dated March 23, 1998 amending the maturity date of the Note and extending the termination date, as defined in the Credit Agreement to June 28, 1998. (Incorporated by referenced to Exhibit 10.35 to Form 10-K, filed on or about March 31, 1998. Superseded by Exhibit 10.36 to this Report.)

     10.36 Loan Modification Agreement between the Company and Bank of America National Trust and Savings Association doing business as Seafirst Bank dated June 28, 1998 amending the credit limit to $40,000,000, amending the maturity date of the Note and extending the termination date, as defined in the Credit Agreement to June 27, 1999.

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

     Date:  March 31, 1999.



                              EXPEDITORS INTERNATIONAL OF
                                WASHINGTON, INC.



                              By:  /s/ R. Jordan Gates
                                   ---------------------------------
                                   R. Jordan Gates
                                   Senior Vice President-Chief Financial Officer and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1999.

Signature                                      Title
---------                                      -----

/s/ Peter J. Rose             Chairman of the Board and Chief Executive Officer
---------------------------   (Principal Executive Officer) and Director
(Peter J. Rose)


/s/ R. Jordan Gates           Senior Vice President-Chief Financial Officer and
---------------------------   Treasurer (Principal Financial and Accounting
(R. Jordan Gates)             Officer)


/s/ Kevin M. Walsh            President and Chief Operating Officer and Director
---------------------------
(Kevin M. Walsh)


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

                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Expeditors International of Washington, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP


/s/ KPMG LLP

Seattle, Washington
February 16, 1999

Consolidated Balance Sheets
In thousands except share data
December 31,

                                                                              1998         1997
                                                                              ----         ----
Current Assets:
Cash and cash equivalents                                                $  49,429    $  42,094
Short-term investments                                                         394          214
Accounts receivable, less allowance for doubtful
       accounts of $8,198 in 1998 and $6,449 in 1997                       222,598      206,501
Deferred Federal and state income taxes                                      2,427        4,296
Other                                                                        9,151        6,399
                                                                         ---------    ---------
       Total current assets                                                283,999      259,504
                                                                         ---------    ---------

Property and Equipment:
Buildings and leasehold improvements                                        68,833       37,003
Furniture, fixtures, and equipment                                          65,497       47,031
Vehicles                                                                     4,502        4,516
                                                                         ---------    ---------
                                                                           138,832       88,550

Less accumulated depreciation and amortization                              50,307       36,475
                                                                         ---------    ---------
                                                                            88,525       52,075
Land                                                                        14,505       14,475
                                                                         ---------    ---------
Net property and equipment                                                 103,030       66,550
Deferred Federal and state income taxes                                      2,183        1,930
Other assets, net                                                           17,384       16,122
                                                                         ---------    ---------
                                                                         $ 406,596    $ 344,106
                                                                         ---------    ---------
                                                                         ---------    ---------
Current Liabilities:
Short-term borrowings                                                    $  12,245    $   2,145
Accounts payable                                                           143,523      143,980
Accrued expenses, primarily salaries
       and related costs                                                    25,326       18,946
Federal, state, and foreign income taxes                                     8,304        7,181
                                                                         ---------    ---------
       Total current liabilities                                           189,398      172,252
                                                                         ---------    ---------

Shareholders' Equity:
Preferred stock,
       par value $.01 per share
       Authorized 2,000,000 shares; none issued
Common stock,
       par value $.01 per share
       Authorized 80,000,000 shares; issued and outstanding
       24,681,841 shares at December 31, 1998 and
       24,546,380 shares at December 31, 1997                                  247          245
Additional paid-in capital                                                  17,520       15,534
Retained earnings                                                          203,050      159,225
Accumulated other comprehensive loss                                        (3,619)      (3,150)
                                                                         ---------    ---------

       Total shareholders' equity                                          217,198      171,854
                                                                         ---------    ---------

Commitments and contingencies
                                                                         $ 406,596    $ 344,106
                                                                         ---------    ---------
                                                                         ---------    ---------

See accompanying notes to consolidated financial statements.

Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

Consolidated Statements of Earnings
In thousands except share data
Years ended December 31,

                                           1998            1997            1996
                                       ------------    ------------    ------------
Revenues:
       Airfreight                      $    685,613    $    659,480    $    512,104
       Ocean freight                        236,848         180,555         148,907
       Customs brokerage
           and import services              141,246         113,967          69,077
                                       ------------    ------------    ------------

           Total revenues                 1,063,707         954,002         730,088
                                       ------------    ------------    ------------

Operating Expenses:
       Airfreight consolidation             539,706         534,699         417,150
       Ocean freight consolidation          170,551         128,779         110,603
       Salaries and related costs           190,288         153,196         108,797
       Selling and promotion                 15,018          13,469          10,409
       Rent                                  15,459          10,806           8,279
       Depreciation and amortization         15,547          11,159           8,147
       Other                                 43,766          41,979          29,278
                                       ------------    ------------    ------------
           Total operating expenses         990,335         894,087         692,663
                                       ------------    ------------    ------------
           Operating income                  73,372          59,915          37,425
                                       ------------    ------------    ------------

Other Income (Expense):
       Interest income                        2,206           2,096           2,264
       Interest expense                        (487)           (358)           (163)
       Other, net                               486             919              58
                                       ------------    ------------    ------------
           Other income, net                  2,205           2,657           2,159
                                       ------------    ------------    ------------

       Earnings before income taxes          75,577          62,572          39,584
       Income tax expense                    28,303          24,161          15,321
                                       ------------    ------------    ------------
           Net earnings                $     47,274    $     38,411    $     24,263
                                       ------------    ------------    ------------
                                       ------------    ------------    ------------

       Basic earnings per share        $       1.92    $       1.57    $       1.00
                                       ------------    ------------    ------------
                                       ------------    ------------    ------------
       Diluted earnings per share      $       1.78    $       1.46    $        .95
                                       ------------    ------------    ------------
                                       ------------    ------------    ------------
       Basic shares outstanding          24,617,219      24,428,929      24,161,363
                                       ------------    ------------    ------------
                                       ------------    ------------    ------------
       Diluted shares outstanding        26,529,192      26,323,522      25,644,296
                                       ------------    ------------    ------------
                                       ------------    ------------    ------------

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
  and Comprehensive Income
In thousands, except share data
Years ended December 31, 1998, 1997
and 1996

                                                                                       Accumulated
                                              Common stock   Additional                      other
                                           ------------------   paid-in    Retained  comprehensive
                                           Shares   Par Value   capital    earnings  income (loss)   Total
                                           ------   ---------   -------    --------  -------------   -----
Balance at December 31, 1995             24,021,326    $ 240     13,009     100,928      3,015     117,192

Exercise of stock options                   264,260        3      1,409          --         --       1,412
Issuance of shares under
      stock purchase plan                   127,974        1      1,319          --         --       1,320
Shares repurchased under provisions
      of stock repurchase plan             (200,614)      (2)    (3,318)         --         --      (3,320)
Tax benefits related to stock options
      and stock purchase plan                    --       --        760          --         --         760
Comprehensive income
      Net earnings                               --       --         --      24,263         --      24,263
      Foreign currency translation
        adjustments, net of
        deferred taxes of $164                   --       --         --          --        317         317
                                        -----------    -----    -------    --------    -------    --------
Total comprehensive income                       --       --         --          --         --      24,580
                                        -----------    -----    -------    --------    -------    --------
Dividends paid ($.08 per share)                  --       --         --      (1,933)        --      (1,933)
                                        -----------    -----    -------    --------    -------    --------
Balance at December 31, 1996             24,212,946    $ 242     13,179     123,258      3,332     140,011

Exercise of stock options                   235,360        2      1,476          --         --       1,478
Issuance of shares under
      stock purchase plan                   170,399        2      2,148          --         --       2,150
Shares repurchased under provisions
      of stock repurchase plan              (72,325)      (1)    (3,090)         --         --      (3,091)
Tax benefits related to stock options
      and stock purchase plan                    --       --      1,821          --         --       1,821
Comprehensive income
      Net earnings                               --       --         --      38,411         --      38,411
      Foreign currency translation
        adjustments, net of
        deferred tax credit of $2,094            --       --         --          --     (6,482)     (6,482)
                                        -----------    -----    -------    --------    -------    --------
Total comprehensive income                       --       --         --          --         --      31,929
                                        -----------    -----    -------    --------    -------    --------
Dividends paid ($.10 per share)                  --       --         --      (2,444)        --      (2,444)
                                        -----------    -----    -------    --------    -------    --------
Balance at December 31, 1997             24,546,380    $ 245     15,534     159,225     (3,150)    171,854

Exercise of stock options                   159,050        2      1,355          --         --       1,357
Issuance of shares under
      stock purchase plan                   112,777        1      3,618          --         --       3,619
Shares repurchased under provisions
      of stock repurchase plan             (136,366)      (1)    (4,734)         --         --      (4,735)
Tax benefits related to stock options
      and stock purchase plan                    --       --      1,747          --         --       1,747
Comprehensive income
      Net earnings                               --       --         --      47,274         --      47,274
      Foreign currency translation
        adjustments, net of
        deferred tax credit of $253              --       --         --          --       (469)       (469)
                                        -----------    -----    -------    --------    -------    --------
Total comprehensive income                       --       --         --          --         --      46,805
                                        -----------    -----    -------    --------    -------    --------
Dividends paid ($.14 per share)                  --       --         --      (3,449)        --      (3,449)
                                        -----------    -----    -------    --------    -------    --------
Balance at December 31, 1998             24,681,841    $ 247     17,520     203,050     (3,619)    217,198
                                        -----------    -----    -------    --------    -------    --------
                                        -----------    -----    -------    --------    -------    --------

See accompanying notes to consolidated financial statements.

Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

Consolidated Statements of Cash Flows
In thousands Years ended
December 31,

                                                       1998       1997       1996
                                                     --------    -------    -------
Operating Activities:
      Net earnings                                   $ 47,274     38,411     24,263
      Adjustments to reconcile net
           earnings to net cash provided
           by operating activities:
           Provision for losses
                  on accounts receivable                2,612      3,344      2,120
      Depreciation and amortization                    15,547     11,159      8,147
      Deferred income tax expense (benefit)             3,697      2,253        (37)
      Amortization of cost in excess of
           net assets of acquired businesses              536        500        363
      Changes in operating assets and liabilities:
           Increase in accounts receivable            (18,375)   (38,959)   (45,795)
           Increase in accounts payable,
                  accrued expenses
                  and taxes payable                     5,552     44,551     35,669
           Other                                       (3,605)    (1,455)      (563)
                                                     --------    -------    -------
Net cash provided by operating activities            $ 53,238     59,804     24,167
                                                     --------    -------    -------

Investing Activities:
      Decrease (increase) in
           short-term investments                        (121)       (13)        87
      Purchase of property and equipment              (52,455)   (36,007)   (20,824)
      Acquisitions, net of cash                            --     (7,076)        --
      Other                                               (93)      (825)    (3,058)
                                                     --------    -------    -------
      Net cash used in investing activities           (52,669)   (43,921)   (23,795)
                                                     --------    -------    -------

Financing Activities:
      Short-term borrowings, net                       10,067     (2,887)     3,164
      Proceeds from issuance of common stock            4,976      3,628      2,732
      Repurchases of common stock                      (4,735)    (3,091)    (3,320)
      Dividends paid                                   (3,449)    (2,444)    (1,933)
                                                     --------    -------    -------
      Net cash provided by (used in) financing
           activities                                   6,859     (4,794)       643
      Effect of exchange rate changes on cash             (93)    (5,961)      (191)
                                                     --------    -------    -------
      Increase in cash and cash equivalents             7,335      5,128        824
      Cash and cash equivalents
           at beginning of year                        42,094     36,966     36,142
                                                     --------    -------    -------
      Cash and cash equivalents
           at end of year                            $ 49,429     42,094     36,966
                                                     --------    -------    -------
                                                     --------    -------    -------
Interest and Taxes Paid:
      Interest                                       $    503        865        282
      Income taxes                                     27,003     21,148     13,580

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

B. Short-term Investments

Short-term investments are designated as available-for-sale and cost approximates market at December 31, 1998 and 1997.

C. Long-Lived Assets, Depreciation and Amortization

Property and equipment are recorded at cost, including interest capitalized for the construction of certain facilities, and are depreciated or amortized on the straight-line method over the shorter of the assets' estimated useful lives or lease terms. Useful lives for major categories of property and equipment are as follows:

         Buildings                                              28 to 40 years
         Furniture, fixtures and equipment                        3 to 5 years
         Vehicles                                                 3 to 5 years

Interest capitalized in 1998 and 1997 was $193 and $505, respectively.

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

In accordance with Statement of Financial Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of", long-lived assets (property and equipment) and certain identifiable intangible assets (excess costs over the fair value of the net assets of acquired businesses) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-term assets is measured by a comparison of the carrying amount of such assets against the undiscounted future cash flows expected to be generated by the assets. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the assets' carrying amounts exceeds the assets' discounted future cash flows.

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

F. Net Earnings per Common Share

During 1997, the Company adopted SFAS No. 128. Under SFAS No. 128, diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares represent outstanding stock options. Basic earnings per share is calculated using the weighted average of common shares outstanding without taking into consideration dilutive potential common shares outstanding.

G. Foreign Currency

Foreign currency amounts attributable to foreign operations have been translated into U.S. Dollars using year-end exchange rates for assets and liabilities, historical rates for equity, and average annual rates for revenues and expenses. Unrealized gains or losses arising from fluctuations in the year-end exchange rates are generally recorded as equity adjustments from foreign currency translation. Currency fluctuations are a normal operating factor in the conduct of the Company's business and exchange transaction gains and losses are generally included in freight consolidation expenses. The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure. Accordingly, the Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company's ability to move money freely around the world. Any such hedging activity during 1998, 1997 and 1996 was insignificant. Net foreign currency losses realized during 1998 were approximately $534. Net foreign currency gains realized in 1997 were $1,065. Foreign currency transaction gains and losses realized in 1996 were insignificant.

H. Cash Equivalents

All highly liquid investments with a maturity of three months or less at date of purchase are considered to be cash equivalents.

I. Comprehensive Income

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, these consist of foreign currency translation gains and losses, net of related income tax effects. Prior year financial statements have been reformatted to conform with the requirements of SFAS No. 130.

J. Segment Reporting

The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" effective for the year ended December 31, 1998. SFAS No. 131 establishes standards for the way that public companies report selected information about segments in their financial statements.

The Company is organized functionally in geographic operating segments. Accordingly, management focuses its attention on revenues, net revenues, operating income, identifiable assets, capital expenditures, depreciation and amortization and equity generated by or allocated to each of these geographical areas when evaluating effectiveness of geographic management.

K. Use of Estimates

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

L. Reclassification

Certain 1996 and 1997 amounts have been reclassified to conform with the 1998 presentation.

NOTE 2. CREDIT ARRANGEMENTS

The Company has a $40,000 United States bank line of credit extending through June 27, 1999. Borrowings under the line bear interest at LIBOR +0.75% (5.81% at December 31, 1998) and are unsecured. As of December 31, 1998, the Company had $11,000 of borrowings under this line.

The majority of the Company's foreign subsidiaries maintain bank lines of credit for short-term working capital purposes. These credit lines are supported by standby letters of credit issued by a United States bank, or guarantees issued by the Company to the foreign banks issuing the credit line. Lines of credit bear interest at .5% to 1.5% over the foreign banks' equivalent prime rates. At December 31, 1998 and 1997, the Company was liable for $1,245 and $1,145, respectively, of borrowings under these lines, and at December 31, 1998 was contingently liable for approximately $19,631 under outstanding standby letters of credit and guarantees related to these lines of credit and other obligations.

In addition, at December 31, 1998 the Company had a $8,312 credit facility with a United Kingdom bank (U.K. facility), secured by a corporate guarantee. The Company was contingently liable under the U.K. facility at December 31, 1998 for $8,312 used to secure customs bonds issued by foreign governments.

At December 31, 1998, the Company was in compliance with all restrictive covenants of these credit lines and the associated credit facilities, including maintenance of certain minimum asset, working capital and equity balances and ratios.

NOTE 3. INCOME TAXES

Income tax expense for 1998, 1997 and 1996 includes the following components:

                                  FEDERAL        STATE     FOREIGN        TOTAL
                                  -------        -----     -------        -----
1998
     Current                     $  9,526        2,071      13,009       24,606
     Deferred                       2,726          971          --        3,697
                                 --------       ------      ------      -------
                                 $ 12,252        3,042      13,009       28,303
                                 --------       ------      ------      -------
                                 --------       ------      ------      -------
1997
     Current                     $  9,993        1,669      10,246       21,908
     Deferred                       1,420          833          --        2,253
                                 --------       ------      ------      -------
                                 $ 11,413        2,502      10,246       24,161
                                 --------       ------      ------      -------
                                 --------       ------      ------      -------
1996
     Current                     $  8,633        1,248       5,477       15,358
     Deferred (benefit)              (390)         353          --          (37)
                                 --------       ------      ------      -------
                                 $  8,243        1,601       5,477       15,321
                                 --------       ------      ------      -------
                                 --------       ------      ------      -------

Income tax expense differs from amounts computed by applying the U.S. Federal income tax rate of 35% to earnings before income taxes as a result of the following:

                                                         1998       1997       1996
                                                       --------    -------    -------
Computed "expected" tax expense                        $ 26,452     21,900     13,855
Increase (reduction) in income taxes resulting from:
State and local income taxes,
     net of Federal income tax benefit                    1,977      1,626      1,041
Decrease in valuation allowance for
     deferred tax assets                                   (207)       (85)       (72)
Other, net                                                   81        720        497
                                                       --------    -------    -------
                                                       $ 28,303     24,161     15,321
                                                       --------    -------    -------
                                                       --------    -------    -------

The components of earnings before income taxes are as follows:

                                             1998           1997           1996
                                           -------         ------         ------
United States                              $28,542         22,799         15,213
Foreign                                     47,035         39,773         24,371
                                           -------         ------         ------
                                           $75,577         62,572         39,584
                                           -------         ------         ------
                                           -------         ------         ------

The tax effects of temporary differences, tax credits and operating loss carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are as follows:

YEAR ENDED DECEMBER 31,                                               1998       1997
-----------------------                                               ----       ----
Deferred tax assets:
     Foreign tax credits related to unremitted foreign earnings   $ 21,453     14,938
     Accrued intercompany and third party charges,
         deductible for taxes upon economic performance
         (i.e. actual payment)                                       2,844      3,194
     Foreign currency translation adjustment                         2,183      1,930
     Provision for doubtful accounts receivable                      1,575      1,575
     Excess of financial statement over tax depreciation             1,703      1,136
     Other                                                           1,286      1,676
                                                                  --------    -------
         Total gross deferred tax assets                            31,044     24,449
         Less valuation allowance                                     (223)      (430)
                                                                  --------    -------
                                                                    30,821     24,019
                                                                  --------    -------



Deferred tax liabilities:
     Unremitted foreign earnings                                   (23,108)   (15,499)
     Other                                                          (3,103)    (2,294)
                                                                  --------    -------
         Total gross deferred tax liabilities                     $(26,211)   (17,793)
                                                                  --------    -------
         Net deferred tax assets                                  $  4,610      6,226
                                                                  --------    -------
         Less current deferred tax assets                         $ (2,427)    (4,296)
                                                                  --------    -------
         Noncurrent deferred tax assets                           $  2,183      1,930
                                                                  --------    -------
                                                                  --------    -------

At December 31, 1998, the Company has net operating loss carryforwards for foreign income tax purposes of $636 which are available over an indefinite period to offset future foreign taxable income.

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

B. Non-Discretionary Stock Repurchase Plan

The Company has a Non-Discretionary Stock Repurchase Plan under which management is authorized to repurchase up to 1,100,000 shares of the Company's common stock in the open market with the proceeds received from the exercise of Employee and Director Stock Options. As of December 31, 1998, the Company had repurchased and retired 776,748 shares of common stock at an average price of $19.40 over the period from 1994 through 1998.

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

Details regarding the plans are as follows:

                                        Unoptioned Shares             Outstanding Options
                               ----------------------------------    ---------------------
                                                                                  Weighted
                                                                                   average
                                   1985          1997  Directors'     Number of  price per
                                   Plan          Plan        Plan        shares      share
                               --------    ----------    --------    ----------     ------
Balance at December 31, 1995    221,564            --      76,000     2,810,200     $ 7.54
                               --------    ----------    --------    ----------     ------
Options granted                (212,200)           --     (12,000)      224,200     $14.60
Options exercised                    --            --          --      (264,260)    $ 5.42
Options canceled                108,800            --          --      (108,800)    $ 8.51
                               --------    ----------    --------    ----------     ------
Balance at December 31, 1996    118,164            --      64,000     2,661,340     $ 8.36
                               --------    ----------    --------    ----------     ------
Options authorized                   --     2,000,000          --            --         --
Options granted                 (15,000)     (416,450)    (12,000)      443,450     $26.16
Options exercised                    --            --          --      (235,360)    $ 6.72
Options canceled                 97,500         3,700          --      (101,200)    $11.46
                               --------    ----------    --------    ----------     ------
Balance at December 31, 1997    200,664     1,587,250      52,000     2,768,230     $11.29
                               --------    ----------    --------    ----------     ------
Options granted                (105,000)     (431,700)    (12,000)      548,700     $43.55
Options exercised                    --            --          --      (159,050)    $ 9.07
Options canceled                 33,125        26,200          --       (59,325)    $ 8.53
                               --------    ----------    --------    ----------     ------
Balance at December 31, 1998    128,789     1,181,750      40,000     3,098,555     $16.98
                               --------    ----------    --------    ----------     ------
                               --------    ----------    --------    ----------     ------


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

                                                    1998         1997        1996
                                              ----------   ----------  ----------
Net earnings - as reported                    $   47,274       38,411      24,263
Net earnings - pro forma                      $   42,697       36,216      22,789
Basic earnings per share - as reported        $     1.92         1.57        1.00
Basic earnings per share - pro forma          $     1.73         1.48        0.94

Diluted earnings per share - as reported      $     1.78         1.46        0.95
Diluted earnings per share - pro forma        $     1.63         1.39        0.89

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

                                                   1998        1997        1996
                                               --------    --------    --------
Dividend yield                                      0.3%        0.5%        0.5%
Volatility                                           45%         39%         48%
Risk-free interest rates                      4.6 - 5.7%  5.5 - 6.7%  6.8 - 8.5%
Expected life (years) -
     stock option plans                               7           7           7
Expected life (years) -
     stock purchase rights plan                       1           1           1
Weighted average fair value of
     stock options granted during the year     $  22.98    $  11.96    $   8.10
Weighted average fair value
     of stock purchase rights                  $  12.50    $   9.76    $   5.34

The following table summarizes information about fixed-price stock options outstanding at December 31, 1998:

                                         Weighted    Weighted                   Weighted
                                          average     average                    average
        Range of        Number          remaining    exercise         Number    exercise
  exercise price   outstanding   contractual life       price    exercisable       price
  --------------   -----------   ----------------       -----    -----------       -----
  $ 5.31 -  6.56     1,025,780         1.84 years     $  5.88      1,025,780     $  5.88
  $ 7.13 - 11.38       959,575         5.80 years     $ 10.11        592,850     $  9.78
  $14.60 - 29.31       476,250         8.03 years     $ 21.78         12,000     $ 29.19
  $30.08 - 43.88       636,950         8.50 years     $ 41.62         12,000     $ 38.75
  --------------   -----------   ----------------     -------    -----------     -------
  $ 5.31 - 43.88     3,098,555         5.39 years     $ 16.98      1,642,630     $  7.70

D. Basic and Diluted Earnings Per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share in 1998, 1997 and 1996.

                                                           Weighted
                                                 Net        average     Earnings
                                            earnings         shares    per share
                                            --------     ----------    ---------
1998

Basic earnings per share                     $47,274     24,617,219     $   1.92
Effect of dilutive stock options                  --      1,911,973           --
                                             -------     ----------     --------
Diluted earnings per share                   $47,274     26,529,192     $   1.78
                                             -------     ----------     --------
                                             -------     ----------     --------
1997

Basic earnings per share                     $38,411     24,428,929     $   1.57
Effect of dilutive stock options                  --      1,894,593           --
                                             -------     ----------     --------
Diluted earnings per share                   $38,411     26,323,522     $   1.46
                                             -------     ----------     --------
                                             -------     ----------     --------

1996

Basic earnings per share                     $24,263     24,161,363     $   1.00
Effect of dilutive stock options                  --      1,482,933           --
                                             -------     ----------     --------
Diluted earnings per share                   $24,263     25,644,296     $   0.95
                                             -------     ----------     --------
                                             -------     ----------     --------

E. Stock Purchase Plan

The Company's 1988 Employee Stock Purchase Plan provides for 1,400,000 shares of the Company's common stock to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year. The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of (1) 85% of the fair market value of the Company's stock on July 31 or (2) 85% of the fair market value of the Company's stock on the preceding August 1. At December 31, 1998, 1997 and 1996, an aggregate of 958,922 shares, 846,145 shares and 675,746 shares, respectively, had been issued under the plan, and at December 31, 1998, $2,125 had been withheld in connection with the plan year ending July 31, 1999.

NOTE 5. COMMITMENTS

A. Leases

The Company occupies office and warehouse facilities under terms of operating leases expiring up to 2005. At December 31, 1998, future minimum annual lease payments under all leases are as follows:

1999                                                                     $15,987
2000                                                                      13,069
2001                                                                       8,222
2002                                                                       6,749
2003                                                                       4,762
Thereafter                                                                 2,241
                                                                         -------
                                                                         $51,030
                                                                         -------
                                                                         -------

B. Employee Benefits

The Company has employee savings plans under which the Company provides a discretionary matching contribution. In 1998, 1997, and 1996, the Company's contributions under the plans were $2,219, $1,119, and $1,044, respectively.

NOTE 6. CONTINGENCIES

The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management's opinion, will have a significant effect on the Company's financial condition.

The Company has established teams to identify and correct Year 2000 compliance issues. Information systems with non-compliant code are expected to be modified or replaced with systems that are Year 2000 compliant. Because the Company's information systems were developed from the late 1980's forward, the substantial Year 2000 concerns inherent in hardware and software systems placed into service by many companies at earlier dates are not a primary concern. Management does not believe that future costs directly related to Year 2000 issues will be material. Costs incurred through 1998 were immaterial.

Uninterrupted operations depend upon the ability of third parties, especially airlines, air traffic control and governmental customs organizations to be Year 2000 compliant. The Company has no direct ability to influence the compliance actions of customers, suppliers, agents and other third parties. Accordingly, it is unable to eliminate or estimate the ultimate effect of third party Year 2000 risks on the Company's operating results. The Company's greatest risk is a potential temporary inability of air traffic control and government customs agencies to track flights or transact normal procedures on a timely basis.

NOTE 7. BUSINESS SEGMENT INFORMATION

Financial information regarding the Company's 1998, 1997, and 1996 operations by geographic area are as follows:

                                         Australia/
                         United       Far      New                      Middle      Latin        Elimi-     Consoli-
                         States      East  Zealand  Canada    Europe      East    America       nations        dated
                       --------   -------   ------   -----   -------   -------    -------    ----------    ---------
1998
Revenues from
    unaffiliated
    customers          $311,897   562,500   10,160   4,871   143,925    19,692     10,662            --    1,063,707
Transfers between
    geographic areas     13,116     3,060    2,400     226     6,559     1,029      2,021       (28,411)          --
                       --------   -------   ------   -----   -------   -------    -------    ----------    ---------
Total revenues         $325,013   565,560   12,560   5,097   150,484    20,721     12,683       (28,411)   1,063,707
                       --------   -------   ------   -----   -------   -------    -------    ----------    ---------
                       --------   -------   ------   -----   -------   -------    -------    ----------    ---------
Net revenues           $170,748    82,024    8,589   3,475    74,199     5,793      8,622            --      353,450
Operating income       $ 27,214    29,343    1,384     703    13,944       845        (61)           --       73,372
Identifiable assets
    at year end        $220,937    70,465    6,987   4,485    84,112     8,187     11,423            --      406,596
Capital expenditures   $ 40,053     5,998      747     162     3,686       808      1,001            --       52,455
Depreciation and
    amortization       $  8,225     2,481      511     151     2,957       663        559            --       15,547

Equity                 $217,198    71,012    4,874   1,490    17,282     1,556     (1,354)      (94,860)     217,198
                       --------   -------   ------   -----   -------   -------    -------    ----------    ---------

1997
Revenues from
    unaffiliated
    customers          $285,166   526,878    9,611   4,363   112,726    10,098      5,160            --      954,002
Transfers between
    geographic areas     11,819     3,044    1,847     205     4,688       788      1,340       (23,731)          --
                       --------   -------   ------   -----   -------   -------    -------    ----------    ---------
Total revenues         $296,985   529,922   11,458   4,568   117,414    10,886      6,500       (23,731)     954,002
                       --------   -------   ------   -----   -------   -------    -------    ----------    ---------
                       --------   -------   ------   -----   -------   -------    -------    ----------    ---------
Net revenues           $140,150    76,637    7,847   2,550    55,354     3,546      4,440            --      290,524
Operating income       $ 22,934    25,709    1,125     350    10,104      (136)      (171)           --       59,915
Identifiable assets
    at year end        $170,999    80,458    5,850   4,563    70,979     5,090      6,167            --      344,106
Capital expenditures   $ 20,695     2,642      980     130     4,142       846        872            --       30,307
Depreciation and
    amortization       $  5,755     1,749      449     153     2,319       396        338            --       11,159
Equity                 $171,854    62,204    4,278   1,169    10,410       995     (1,395)      (77,661)     171,854
                       --------   -------   ------   -----   -------   -------    -------    ----------    ---------

1996
Revenues from
    unaffiliated
    customers          $217,955   422,762    7,743   4,345    71,037     2,615      3,631            --      730,088
Transfers between
    geographic areas      9,692     2,322    1,811     198     2,577       561        713       (17,874)          --
                       --------   -------   ------   -----   -------   -------    -------    ----------    ---------
Total revenues         $227,647   425,084    9,554   4,543    73,614     3,176      4,344       (17,874)     730,088
                       --------   -------   ------   -----   -------   -------    -------    ----------    ---------
                       --------   -------   ------   -----   -------   -------    -------    ----------    ---------
Net revenues           $ 97,635    57,388    6,698   2,470    34,341     1,703      2,100            --      202,335
Operating income       $ 14,707    17,204      942     630     5,218      (632)      (644)           --       37,425
Identifiable assets
    at year end        $129,001    82,229    7,279   4,778    40,693     3,604      4,402            --      271,986
Capital expenditures   $ 20,430     2,905      410     178     1,642       840        119            --       26,524
Depreciation and
    amortization       $  3,986     1,715      330     132     1,560       206        218            --        8,147
Equity                 $140,011    58,996    4,406   1,029     6,932       406     (1,098)      (70,671)     140,011
                       --------   -------   ------   -----   -------   -------    -------    ----------    ---------

The Company charges its subsidiaries and affiliates for services rendered in the United States on a cost recovery basis.

NOTE 8. QUARTERLY RESULTS (UNAUDITED)

                                            1st        2nd        3rd        4th
1998
Revenues                               $223,349    241,970    289,675    308,713
Net revenues                             75,704     82,374     92,890    102,422
Net earnings                              8,034     11,080     14,217     13,943
Basic earnings per share                    .33        .45        .57        .57
Diluted earnings per share                  .30        .42        .54        .53

1997
Revenues                               $195,969    225,575    262,309    270,149
Net revenues                             57,718     68,169     80,180     84,457
Net earnings                              5,598      8,174     11,777     12,862
Basic earnings per share                    .23        .34        .48        .52
Diluted earnings per share                  .22        .31        .44        .48

Net revenues are determined by deducting freight consolidation costs from total revenues. Quarterly per share data may not equal the per share total reported for the year.

                                   SCHEDULE II

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (in thousands)

                                     Additions
                               ---------------------
                 Balance at  Charged to                              Balance
                  beginning   costs and               Deductions      at end
Description         of year    expenses        Other  write-offs     of year
-----------         -------    --------        -----  ----------     -------

ALLOWANCE FOR
DOUBTFUL ACCOUNTS
RECEIVABLE

1998                 $6,449      $2,612      $    --      $  863      $8,198
                     ------      ------      -------      ------      ------
                     ------      ------      -------      ------      ------

1997                 $5,047      $3,344      $    --      $1,942      $6,449
                     ------      ------      -------      ------      ------
                     ------      ------      -------      ------      ------

1996                 $3,807      $2,120      $    --      $  880      $5,047
                     ------      ------      -------      ------      ------
                     ------      ------      -------      ------      ------

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                             ----------------------

                                  ANNUAL REPORT

                                       ON

                                    FORM 10-K

                              FOR FISCAL YEAR ENDED

                                DECEMBER 31, 1998

                             -----------------------

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

                                    EXHIBITS

                                INDEX TO EXHIBITS

Exhibit
Number                            Description
-------                           -----------

10.36 Loan Modification Agreement between the Company and Bank of America National Trust and Savings Association doing business as Seafirst Bank dated June 28, 1998 amending the credit limit to $40,000,000, amending the maturity date of the Note and extending the termination date, as defined in the Credit Agreement to June 27, 1999.

21.1    Subsidiaries of the Registrant.

23.1    Consent of Independent Certified Public Accountants.

27.     Financial Data Schedule (Filed Electronically Only).