Form 10-Q
period 1999-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 1999-05-17
CIK 746515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1999

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

    At May 5, 1999, the number of shares outstanding of the issuer's Common Stock was 24,993,318.




                               Page 1 of 18 pages.

                      The Exhibit Index appears on page 17.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                 March 31,       December 31,
ASSETS                                             1999              1998
                                                 --------        ------------
                                               (Unaudited)
Current assets:
    Cash and cash equivalents                      67,545           49,429
    Short term investments                            205              394
    Accounts receivable, less
       allowance for doubtful accounts
       of $8,773 at March 31, 1999 and
       $8,198 at December 31, 1998                220,935          222,598
    Deferred Federal and state income
       taxes                                        1,277            2,427
    Other current assets                           13,588            9,151
                                                 --------         --------
       Total current assets                       303,550          283,999

Property and equipment, less
    accumulated depreciation and
    amortization of $53,775 at March 31,
    1999 and $50,307 at December 31, 1998         103,180          103,030
Deferred Federal and state income taxes             2,651            2,183
Other assets, net                                  18,805           17,384
                                                 --------         --------
                                                  428,186          406,596
                                                 --------         --------
                                                 --------         --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Short term borrowings                          16,259           12,245
    Accounts payable                              146,167          143,523
    Income taxes                                    9,649            8,304
    Other current liabilities                      25,519           25,326
                                                 --------         --------
       Total current liabilities                  197,594          189,398


Shareholders' equity:
    Preferred stock, par value $.01
       per share. Authorized 2,000,000
       shares; none issued                             --               --
    Common stock, par value $.01 per share
       Authorized 80,000,000 shares; issued
       and outstanding 24,977,558 shares at
       March 31, 1999, and 24,681,841 at
       December 31, 1998                              250              247
    Additional paid-in capital                     22,261           17,520
    Retained earnings                             212,570          203,050
    Accumulated other comprehensive loss           (4,489)          (3,619)
                                                 --------         --------
    Total shareholders' equity                    230,592          217,198
                                                 --------         --------
                                                  428,186          406,596
                                                 --------         --------
                                                 --------         --------

See accompanying notes to condensed consolidated financial statements.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                        (In thousands, except share data)

                                   (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                 ------------------------------
                                                     1999               1998
                                                 -----------        -----------
Revenues:
    Airfreight                                   $   182,117        $   147,147
    Ocean freight                                     65,073             45,329
    Customs brokerage and import services             36,522             30,873
                                                 -----------        -----------
       Total revenues                                283,712            223,349
                                                 -----------        -----------
Operating expenses:
    Airfreight consolidation                         142,027            115,642
    Ocean freight consolidation                       47,272             31,943
    Salaries and related costs                        54,499             42,703
    Selling and promotion                              3,661              3,418
    Rent                                               4,289              3,479
    Depreciation and amortization                      4,771              3,264
    Other                                             12,474             10,201
                                                 -----------        -----------
       Total operating expenses                      268,993            210,650
                                                 -----------        -----------
    Operating income                                  14,719             12,699

Other income, net                                        397                325
                                                 -----------        -----------
Earnings before income taxes                          15,116             13,024
Income tax expense                                     5,595              4,990
                                                 -----------        -----------
    Net earnings                                 $     9,521        $     8,034
                                                 -----------        -----------
                                                 -----------        -----------
    Basic earnings per share                     $       .38        $       .33
                                                 -----------        -----------
                                                 -----------        -----------
    Diluted earnings per share                   $       .36        $       .30
                                                 -----------        -----------
                                                 -----------        -----------
Weighted average basic
    common shares outstanding                     24,803,196         24,561,119
                                                 -----------        -----------
                                                 -----------        -----------
Weighted average diluted
    common shares outstanding                     26,664,552         26,557,418
                                                 -----------        -----------
                                                 -----------        -----------

See accompanying notes to condensed consolidated financial statements.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                   (Unaudited)

                                                              Three months ended
                                                                   March 31,
                                                          -------------------------
                                                            1999             1998
                                                          --------         --------
Operating Activities:

    Net earnings                                          $  9,521         $  8,034

    Adjustments to reconcile net earnings to
       net cash provided by operating activities:
       Provision for losses on accounts receivable             971              515
       Deferred income tax expense (benefit)                 6,027              (70)
       Depreciation and amortization                         4,771            3,264
       Other                                                   107              210

    Changes in operating assets and liabilities:
       Decrease in accounts receivable                         729           27,400
       Decrease (Increase) in other current assets          (4,557)             800
       Increase (Decrease) in accounts payable
         and other current liabilities                       5,101          (10,834)
                                                          --------         --------

Net cash provided by operating activities                   22,670           29,319
                                                          --------         --------

Investing Activities:
    Decrease (Increase) in short-term investments              183              (88)
    Purchase of property and equipment                      (5,366)         (14,208)
    Other                                                   (1,689)             192
                                                          --------         --------

Net cash used in investing activities                       (6,872)         (14,104)
                                                          --------         --------

Financing Activities:
    Short-term borrowings, net                               4,088           (1,005)
    Proceeds from issuance of common stock                   2,282              271
    Repurchases of common stock                             (2,305)            (271)
                                                          --------         --------

Net cash provided by and used in financing activities        4,065           (1,005)

Effect of exchange rate changes on cash                     (1,747)            (367)
                                                          --------         --------

Increase in cash and cash equivalents                       18,116           13,843

Cash and cash equivalents at beginning
  of period                                                 49,429           42,094


Cash and cash equivalents at end of period                $ 67,545         $ 55,937
                                                          --------         --------
                                                          --------         --------

See accompanying notes to condensed consolidated financial statements.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

     The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Certain 1998 amounts have been reclassified to conform to the 1999 presentation. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 10-K as filed with the Securities and Exchange Commission on or about March 31, 1999.

Note 2.  Comprehensive Income

     Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, these consist of foreign currency translation gains and losses, net of related income tax effects.

     The components of total comprehensive income for interim periods are presented in the following table:

                                             Three months ended March 31,
(Dollars in thousands)                         1999                 1998
                                             -------               -------
Net earnings                                 $ 9,521               $ 8,034

Foreign currency translation
    adjustments net of deferred
    taxes of $468 and $329                      (870)                 (537)
                                             -------               -------

Total comprehensive income                   $ 8,651               $ 7,497
                                             -------               -------
                                             -------               -------

Note 3.   Business Segment Information

     The Company is organized functionally in geographic operating segments. Accordingly, management focuses its attention on revenues, net revenues, operating income, identifiable assets, capital expenditures, depreciation and amortization and equity generated by or allocated to each of these geographical areas when evaluating effectiveness of geographic management.

     Financial information regarding the Company's operations by geographic area for the three months ended March 31, 1999 and 1998 are as follows:



                            United       Far     Australia/                        Middle      Latin     Elimi-      Consoli-
                            States      East    New Zealand  Canada     Europe      East      America    nations      dated
                           --------   --------  ----------- --------   --------   --------   --------    --------    --------
Three months ended
March 31, 1999

Revenues from
   unaffiliated
   customers               $ 79,771    148,507      2,577      1,276     37,768      9,161      4,652          --     283,712
Transfers between
   geographic areas           3,481        760        673         70      1,581        358        545      (7,468)         --
                           --------   --------   --------   --------   --------   --------   --------    --------    --------
Total revenues             $ 83,252    149,267      3,250      1,346     39,349      9,519      5,197      (7,468)    283,712
                           --------   --------   --------   --------   --------   --------   --------    --------    --------
                           --------   --------   --------   --------   --------   --------   --------    --------    --------

Net revenues               $ 43,855     21,192      2,266        980     20,102      3,009      3,009          --      94,413
Operating income           $  3,135      6,826        338        219      3,664        337        200          --      14,719
Identifiable assets
   at quarter end          $222,367     80,067      8,284      5,227     86,019     12,711     13,511          --     428,186
Capital expenditures       $  2,703        420        145         90        988        718        302          --       5,366
Depreciation and
   amortization            $  2,700        740        140         39        788        221        143          --       4,771
Equity                     $230,592     76,427      5,256      1,636     18,543      2,473       (940)   (103,395)    230,592
                           --------   --------   --------   --------   --------   --------   --------    --------    --------

Three months ended
March 31, 1998

Revenues from
   unaffiliated
   customers               $ 72,161    108,764      2,315      1,143     33,376      3,552      2,038          --     223,349
Transfers between
   geographic areas           2,766        920        438         53        957        210        410      (5,754)         --
                           --------   --------   --------   --------   --------   --------   --------    --------    --------
Total revenues             $ 74,927    109,684      2,753      1,196     34,333      3,762      2,448      (5,754)    223,349
                           --------   --------   --------   --------   --------   --------   --------    --------    --------
                           --------   --------   --------   --------   --------   --------   --------    --------    --------

Net revenues               $ 36,617     17,145      1,873        709     16,678      1,053      1,689          --      75,764
Operating income           $  4,071      5,437        245         91      2,946        117       (208)         --      12,699
Identifiable assets
   at quarter end          $180,287     65,727      7,559      6,421     67,367      5,779      6,904          --     340,044
Capital expenditures       $ 12,260        301        112         27      1,160         81        267          --      14,208
Depreciation and
   amortization            $  1,758        430        119         39        659        126        133          --       3,264
Equity                     $179,791     61,640      4,478      1,233     11,135      1,082     (1,618)    (77,950)    179,791
                           --------   --------   --------   --------   --------   --------   --------    --------    --------


The Company charges its subsidiaries and affiliates for services rendered in the United States on a cost recovery basis.

Note 4.  Basic and Diluted Earnings Per Share

     The following table reconciles the numerator and denominator of the basic and diluted per share computations for the first quarter of 1999 and 1998:

                                                           Weighted
(Amounts in Thousands, except               Net             Average          Earnings
Share and Per Share Amounts)             Earnings           Shares           Per Share
----------------------------             --------           ------           ---------
1999

Basic earnings per share                  $9,521          24,803,196          $    .38
Effect of dilutive stock options              --           1,861,356                --
                                          ------          ----------          --------

Diluted earnings per share                $9,521          26,664,552          $    .36
                                          ------          ----------          --------
                                          ------          ----------          --------

1998

Basic earnings per share                  $8,034          24,561,119          $    .33
Effect of dilutive stock options              --           1,996,299                --
                                          ------          ----------          --------

Diluted earnings per share                $8,034          26,557,418          $    .30
                                          ------          ----------          --------
                                          ------          ----------          --------


Note 5. Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting standards for derivative and hedging transactions. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

     The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure. The Company does not use derivative instruments and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company's ability to move money freely around the world. Any such hedging activity during the first quarter of 1999 was insignificant.

Note 6. Stock Dividend

     On May 6, 1999, the Board of Directors authorized a 2-for-1 stock split in the form of a stock dividend to be issued to shareholders of record as of May 17, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES LITIGATION
 REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

     Certain portions of this report on Form 10-Q including the section entitled "Currency and Other Risk Factors" and "Liquidity and Capital Resources" contain forward-looking statements which must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. In addition to risk factors identified elsewhere in this report, attention should be given to the factors identified and discussed in the report on Form 10-K filed on or about March 31, 1999.

GENERAL

     Expeditors International of Washington, Inc. is engaged in the business of providing global logistics services, including international freight forwarding and consolidation, for both air and ocean freight. The Company also acts as a customs broker in all domestic offices, and in many of its overseas offices. The Company also provides additional services for its customers including value added distribution, purchase order management, vendor consolidation and other logistics solutions. The Company offers domestic forwarding services only in conjunction with international shipments. The Company does not compete for overnight courier or small parcel business. The Company does not own or operate aircraft or steamships.

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

     The Company's ability to provide service to its customers is highly dependent on good working relationships with a variety of entities including airlines, steamship lines, and governmental agencies. The Company considers its current working relationships with these entities to be good. However, changes in space allotments available from carriers, governmental deregulation efforts, "modernization" of the regulations governing customs clearance, and/or changes in governmental quota restrictions could affect the Company's business in unpredictable ways.

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

RESULTS OF OPERATIONS

     The following table shows the consolidated net revenues (revenues less consolidation expenses) attributable to the Company's principal services and the Company's expenses for the three-month periods ended March 31, 1999 and 1998, expressed as percentages of net revenues. With respect to the Company's services other than consolidation, net revenues are identical to revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers' charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

     The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.

                                               Three months ended March 31,
                                            1999                            1998
                                   ---------------------------------------------------------
                                                   Percent                           Percent
                                                   of Net                            of Net
                                  Amount          Revenues           Amount         Revenues
                                  ------          --------           ------         --------
                                                (Amounts in thousands)
Net Revenues:

Airfreight                       $40,090             42%            $31,505             41%
Ocean freight                     17,801             19              13,386             18
Customs brokerage and
    import services               36,522             39              30,873             41
                                 -------            ---             -------            ---
    Net revenues                  94,413            100              75,764            100
                                 -------            ---             -------            ---

Operating expenses:

Salaries and
    related costs                 54,499             57              42,703             56
Other                             25,195             27              20,362             27
                                 -------            ---             -------            ---

    Total operating
      expenses                    79,694             84              63,065             83
                                 -------            ---             -------            ---

Operating income                  14,719             16              12,699             17
Other income, net                    397              0                 325              0
                                 -------            ---             -------            ---

Earnings before
    income taxes                  15,116             16              13,024             17
Income tax expense                 5,595              6               4,990              6
                                 -------            ---             -------            ---

    Net earnings                 $ 9,521             10%            $ 8,034             11%
                                 -------            ---             -------            ---
                                 -------            ---             -------            ---


     Airfreight net revenues increased 27% for the three-month period ended March 31, 1999 as compared with the same period for 1998. This increase was primarily due to increased airfreight tonnage handled by the Company's expanding global network. Management also believes that the Company benefited from improving economic conditions in several Far Eastern countries.

     Ocean freight net revenues increased 33% for the three-month period ended March 31, 1999 as compared with the same period for 1998. The Company continued to aggressively market competitive ocean freight rates primarily on freight moving eastbound from the Far East. Management also has embarked on a strategy to improve market share on trade lanes other than eastbound from the Far East. The ocean forwarding business and ECMS (Expeditors Cargo Management Systems), the Company's ocean freight consolidation management and purchase order tracking service, continued to be instrumental in helping the Company to expand its market share.

     Customs brokerage and import services increased 18% for the three-month period ended March 31, 1999 as compared with the same period for 1998. This increase is the result of 1) the Company's growing reputation for providing high quality service, 2)consolidation within the customs brokerage market as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program, and 3) the growing importance of distribution services as a separate and distinct service offered to existing and potential customers.

     Salaries and related costs increased during the first quarter of 1999 compared to the same period in 1998 as a result of (1) the Company's increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity and (2) increased compensation levels. Salaries and related costs increased approximately 1% as a percentage of net revenues. This 1% increase is largely attributable to management's decision to hire sufficient staff to address the requirements of the projected peak season during the third and fourth quarter of 1998. As a result of the 1998 peak season being somewhat below initial expectations, the Company began 1999 in a slightly over-staffed situation. Management expects this situation to be rectified over time through natural attrition and through the increase in business. The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the Company's historical growth in revenues, net revenues and net earnings are a result of the incentives inherent in the Company's compensation program.

     Other operating expenses increased for the three-month period ended March 31, 1999 as compared with the same period in 1998 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company's growing operations. Other operating expenses as a percentage of net revenues remained constant in the three-month period ended March 31, 1999, as compared with the same period in 1998.

     Other income, net, increased for the three-month period ended March 31, 1999 as compared with the same period in 1998, principally due to higher interest income on a larger average balance of invested cash during the period. Cash balances increased towards the end of the first quarter of 1999, after the payment of peak season trade obligations and after the collection of accounts receivable outstanding as of December 31, 1998.

     The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company's consolidated effective annual income tax rate during the three-month period ended March 31, 1999 decreased slightly as compared with the same period in 1998.

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

     The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. Dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Many of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among these offices or agents. Foreign currency gains and losses recognized during the first quarter of 1999 and 1998 were insignificant.

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

     Throughout 1998 and during the first quarter of 1999, macroeconomic conditions in Brazil, Mexico and across the Far East impacted the global economy and, to some degree, impacted the Company's business. The Company has a very strong presence in the Far East, where it is most active in arranging exports to North America and Europe. Because of this strong export bias, and also due to the fact that a large volume of the Company's business is transacted in U.S. Dollars, the devaluation of various Asian and other currencies over the past year has not severely impacted the Company's earnings. The Company continues to evaluate what actions may need to be taken in these markets in response to the global economic events in order to safeguard, to the extent possible, the ongoing profitability of the Company's operations.

     On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and a new common currency - the Euro. The Euro trades on currency exchanges and may be used in business transactions. The conversion to the Euro eliminates currency exchange rate risk between the member countries. Beginning in January 2002, new Euro-denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation. The Company has established plans to address the issues raised by the Euro currency conversion including the need to adapt computer systems and business processes to accommodate Euro-denominated transactions. Since existing financial systems currently accommodate multiple currencies, the plans contemplate full conversion by the end of 2001. The Company does not expect the conversion costs to be material. Due to numerous uncertainties, the Company is evaluating the effects one common European currency will have on pricing. The Company is unable to predict the resulting impact, if any, on the Company's consolidated financial statements.

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

     Key systems have been inventoried and assessed for compliance, and detailed plans are in place for required system modifications or replacements. Remediation and testing activities are underway, with the majority of the systems already compliant. The Company expects to be fully compliant by the end of the second quarter of 1999. Because the Company's systems were developed from the late 1980's forward, the substantial Year 2000 concerns inherent in hardware and software systems placed into service by many companies at earlier dates are not a primary concern. Management does not believe that future costs directly related to Year 2000 issues will be material. Costs incurred through the first quarter of 1999 were immaterial.

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

     The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. It should be noted that uninterrupted operations depend upon the ability of third parties, especially airlines, air traffic control and governmental customs organizations to be Year 2000 compliant. The Company has no direct ability to influence the compliance actions of customers, suppliers, agents and other third parties. Accordingly, it is unable to eliminate or estimate the ultimate effect of third party Year 2000 risks on the Company's operating results. In management's opinion, the Company's greatest risk is a potential temporary inability of air traffic control and government customs agencies to track flights or transact normal procedures on a timely basis. Should this actually happen, management anticipates that restoring normal commerce would become a global priority.

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

     Office Openings - The Company opened 7 start-up offices during the first quarter of 1999.

MIDDLE EAST                 EUROPE                      NORTH AMERICA
-----------                 ------                      -------------
GREECE:                     U.K.:                       MEXICO:
Athens                      East Midlands               Nogales

TURKEY:
Ankara
Istanbul
Izmir
Mersin


     Internal Growth - Management believes that a comparison of "same store" growth is critical in the evaluation of the quality and extent of the Company's internally generated growth. This "same store" analysis isolates the financial contributions from offices that have been included in the Company's operating results for at least one full year. The table below presents "same store" comparisons for the first quarter of 1999 (which is the measure of any increase from the same quarter of 1998) and for the first quarter of 1998 (which measures growth over 1997).

                                                   For the three months
                                                     ended March 31,
                                                1999                 1998
                                                ----                 ----
Net revenue                                     21%                   22%
Operating income                                14%                   39%


Liquidity and Capital Resources

     The Company's principal source of liquidity is cash generated from operations. At March 31, 1999, working capital was $106 million, including cash and short-term investments of $67.8 million. The Company had no long-term debt at March 31, 1999. While the nature of its business does not require an extensive investment in property and equipment, the Company cannot eliminate the possibility that it could acquire an equity interest in property in certain geographic locations. The Company expects to spend approximately $15 million on property and equipment in 1999, which is expected to be financed with cash, short-term floating rate and/or long-term fixed-rate borrowings.

     The Company borrows internationally and domestically under unsecured bank lines of credit totaling $40.8 million. At March 31, 1999, the Company was directly liable for $16.3 million drawn on these lines of credit and was contingently liable for an additional $12.1 million from standby letters of credit. In addition, the Company maintains a bank facility with its U.K. bank for $8.1 million. Management believes that the Company's current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. Dollar, throughout the three months ended March 31, 1999, would have had the effect of raising operating income approximately $1.1 million. An average 10% strengthening of the U.S. Dollar, for the same period, would have had the effect of reducing operating income approximately $0.9 million.

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

Interest Rate Risk

     At March 31, 1999, the Company had cash and cash equivalents and short-term investments of $67.8 million and short-term borrowings of $16.3 million, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% would have an immaterial impact on the Company's earnings.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits required by Item 601 of Regulation S-K.

         Exhibit
         Number          Description
         ------          -----------
         Exhibit 27.1    Financial Data Schedule, EDGAR filing only.

  (b)    Reports on Form 8-K

         No reports on Form 8-K were filed in the quarter ended March 31, 1999.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.




May 14, 1999                /s/ PETER J. ROSE
                            --------------------------------------------------
                            Peter J. Rose, Chairman
                              and Chief Executive Officer
                            (Principal Executive Officer)




May 14, 1999                /s/ R. JORDAN GATES
                            --------------------------------------------------
                            R. Jordan Gates, Senior Vice President-Chief
                              Financial Officer and Treasurer
                            (Principal Financial and Accounting Officer)

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                          Form 10-Q Index and Exhibits

                                 March 31, 1999


Exhibit
Number     Description
------     -----------
27.1       Financial Data Schedule (Filed Electronically Only).