Form 10-Q
period 1999-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 1999-08-16
CIK 746515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

    At August 10, 1999, the number of shares outstanding of the issuer's Common Stock was 50,181,243.




                               Page 1 of 18 pages.

                      The Exhibit Index appears on page 18.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                            June 30,              December 31,
ASSETS                                                                        1999                    1998
                                                                          -------------           ------------
                                                                           (Unaudited)
Current assets:
     Cash and cash equivalents                                             $     66,896            $    49,429
     Short term investments                                                         175                    394
     Accounts receivable, less
         allowance for doubtful accounts of
         $8,835 at June 30, 1999 and $8,198 at
         December 31, 1998                                                      252,601                222,598
     Deferred Federal and state income taxes                                      2,815                  2,427
     Other current assets                                                        20,475                  9,151
                                                                          -------------           ------------
         Total current assets                                                   342,962                283,999

Property and equipment, less
     accumulated depreciation and
     amortization of $57,660 at June 30,
     1999 and $50,307 at December 31, 1998                                      104,444                103,030
Deferred Federal and state income taxes                                           2,916                  2,183
Other assets, net                                                                20,455                 17,384
                                                                          -------------           ------------
                                                                          $     470,777           $    406,596
                                                                          =============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short term borrowings                                                     $ 32,220               $ 12,245
     Accounts payable                                                           154,949                143,523
     Income taxes                                                                10,125                  8,304
     Other current liabilities                                                   30,085                 25,326
                                                                          -------------           ------------
         Total current liabilities                                              227,379                189,398

Shareholders' equity:
     Preferred stock, par value $.01
         per share. Authorized 2,000,000
         shares; none issued                                                         --                     --

     Common stock, par value $.01 per share. Authorized
         160,000,000 shares; issued and outstanding 50,151,383
         shares at June 30, 1999, and 49,363,682 shares at
         December 31, 1998                                                          502                    493
     Additional paid-in capital                                                  24,580                 17,274
     Retained earnings                                                          223,297                203,050
     Cumulative other comprehensive loss                                         (4,981)                (3,619)
                                                                          -------------           ------------

     Total shareholders' equity                                                 243,398                217,198
                                                                          -------------           ------------

                                                                          $     470,777           $    406,596
                                                                          =============           ============

See accompanying notes to condensed consolidated financial statements.

                    EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                    Condensed Consolidated Statements of Earnings
                        (In thousands, except share data)

                                  (Unaudited)


                                                                 Three months ended                       Six months ended
                                                                      June 30,                                 June 30,
                                                            -----------------------------            ----------------------------
                                                              1999                 1998                1999                1998
                                                            --------             --------            --------           ---------
Revenues:
     Airfreight                                            $ 207,190            $ 152,017           $ 389,306           $ 299,164
     Ocean freight                                            84,233               54,586             149,307              99,915
     Customs brokerage and import
         services                                             40,557               35,367              77,080              66,240
                                                            --------             --------           ---------           ---------

         Total revenues                                      331,980              241,970             615,693             465,319
                                                            --------             --------           ---------           ---------

Operating expenses:
     Airfreight consolidation                                164,407              120,433             306,434             236,075
     Ocean freight consolidation                              63,343               39,163             110,616              71,106
     Salaries and related costs                               57,508               45,339             112,006              88,043
     Selling and promotion                                     4,184                3,562               7,845               6,980
     Depreciation and
         amortization                                          5,101                3,610               9,873               6,874
     Rent                                                      4,388                3,527               8,678               7,006
     Other                                                    12,353               10,017              24,826              20,217
                                                            --------             --------           ---------           ---------

         Total operating expenses                            311,284              225,651             580,278             436,301
                                                            --------             --------           ---------           ---------

     Operating income                                         20,696               16,319              35,415              29,018

Other income, net                                                588                1,289                 985               1,614
                                                            --------             --------           ---------           ---------
Earnings before income taxes                                  21,284               17,608              36,400              30,632
Income tax expense                                             8,055                6,528              13,650              11,518
                                                            --------             --------           ---------           ---------

     Net earnings                                           $ 13,229             $ 11,080           $  22,750           $  19,114
                                                            ========             ========           =========           =========

     Basic earnings per share                                   $.26                 $.23                $.46                $.39
                                                            ========             ========           =========           =========
     Diluted earnings per share                                 $.25                 $.21                $.42                $.36
                                                            ========             ========           =========           =========
Weighted average basic
     common shares outstanding                            50,047,632           49,184,450          49,965,265          49,153,516

Weighted average diluted
     common shares outstanding                            53,796,404           53,237,476          53,609,273          53,176,210

     See accompanying notes to condensed consolidated financial statements.

                    EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES
                  Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                                 Three months ended                       Six months ended
                                                                      June 30,                                 June 30,
                                                            -----------------------------            ----------------------------
                                                              1999                 1998                1999                1998
                                                            --------             --------            --------           ---------
Operating activities:
     Net earnings                                           $ 13,229             $ 11,080            $ 22,750           $  19,114
     Adjustments to reconcile net
         earnings to net cash provided
         (used) by operating activities:
         Provision for losses on
              accounts receivable                                168                  (26)              1,139                 489
         Deferred income tax expense                           1,044                1,832               7,071               1,762
         Depreciation and amortization                         5,101                3,610               9,873               6,874
         Other                                                   288                 (863)                394                (653)

     Changes in operating assets and
         liabilities:
         Accounts receivable                                 (30,782)             (18,462)            (30,053)              8,938
         Other current assets                                 (6,928)              (5,443)            (11,485)             (4,643)
         Accounts payable and other
              current liabilities                             12,956               10,191              18,057                (643)
                                                            --------             --------            --------           ---------
     Net cash provided (used) by operating
         activities                                           (4,924)               1,919              17,746              31,238
                                                            --------             --------            --------           ---------

Investing activities:
     Decrease (increase) in short-term investments                34                 (109)                217               (197)
     Purchase of property and equipment                       (7,307)             (16,725)            (12,673)           (30,933)
     Other                                                    (1,601)               1,332              (3,290)             1,524
                                                            --------             --------            --------           ---------

     Net cash used in investing activities                    (8,874)             (15,502)            (15,746)           (29,606)
                                                            --------             --------            --------           ---------

Financing activities:
     Short-term borrowings, net                               16,000                    7              20,088               (998)
     Proceeds from issuance of common stock                      852                  336               3,134                607
     Repurchases of common stock                                (974)                (255)             (3,279)              (526)
     Dividends paid                                           (2,503)              (1,722)             (2,503)            (1,722)
                                                            --------             --------            --------           ---------

     Net cash provided (used) by financing
         activities                                           13,375               (1,634)             17,440             (2,639)

     Effect of exchange rate changes
         on cash                                                (226)              (1,069)             (1,973)            (1,436)
                                                            --------             --------            --------           ---------

     Increase (decrease) in cash and cash
         equivalents                                            (649)             (16,286)             17,467             (2,443)

     Cash and cash equivalents at
         beginning of period                                  67,545               55,937              49,429             42,094

     Cash and cash equivalents at end
         of period                                          $ 66,896             $ 39,651            $ 66,896           $ 39,651
                                                            ========             ========            ========           ========
     Interest and taxes paid:
         Interest                                                207                   31                 377                 70
         Income taxes                                         11,867                3,153              13,985              3,986

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

     The components of total comprehensive income for interim periods are presented in the following table:


                                                                 Three months ended                       Six months ended
                                                                      June 30,                                 June 30,
                                                              1999                 1998                1999                1998
                                                            --------             --------            --------            --------
(Dollars in thousands)
       Net Income                                           $ 13,229             $ 11,080            $ 22,750            $ 19,114

       Foreign currency translation adjustments
         net of tax of: $265 and $1,142 for 3
         months ended June 30, 1999 and 1998,
         and $733 and $1,427 for the 6 months
         ended June 30, 1999 and 1998.                          (492)              (1,832)             (1,362)             (2,369)
                                                            --------             --------            --------            --------

       Total comprehensive income                           $ 12,737             $  9,248            $ 21,388            $ 16,745
                                                            ========             ========            ========            ========

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

     Financial information regarding the Company's operations by geographic area for the three months ended June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998 are as follows:


                                            OTHER                            AUSTRA-
                                UNITED      NORTH                            LIA/NEW      LATIN      MIDDLE     ELIMI-     CONSOLI-
(dollars in thousands)          STATES     AMERICA     FAR EAST    EUROPE    ZEALAND     AMERICA      EAST     NATIONS      DATED
                               --------    -------     --------    ------    -------     -------     ------    --------    --------
Three months ended
June 30, 1999:

Revenues from
   unaffiliated
   customers                   $ 85,602      6,015      185,075    40,271      3,131       1,247     10,639                 331,980
Transfers between
   geographic areas            $  4,200        206          830     1,702        783         427        321      (8,469)          -
                               --------    -------     --------    ------    -------     -------     ------    --------    --------
Total revenues                 $ 89,802      6,221      185,905    41,973      3,914       1,674     10,960      (8,469)    331,980
                               ========    =======     ========    ======    =======     =======     ======    ========    ========

Net revenues                   $ 49,355      4,220       22,984    20,382      2,708       1,097      3,484                 104,230
Operating income               $  7,033        683        8,022     3,890        543          76        449                  20,696
Identifiable assets
   at quarter end              $256,030     13,411       87,809    87,478      8,116       4,547     13,386                 470,777
Capital expenditures           $  4,383        389        1,087       917        118          40        373                   7,307
Depreciation and
   amortization                $  2,811        162          843       798        159          55        273                   5,101
Equity                         $243,398      2,021       71,138    19,049      5,864        (501)     2,190     (99,761)    243,398
                               --------    -------     --------    ------    -------     -------     ------    --------    --------

Three months ended
June 30, 1998:

Revenues from
   unaffiliated
   customers                   $ 74,024      3,380      121,449    35,229      2,476         705      4,707                 241,970
Transfers between
   geographic areas            $  2,878        154          858       909        543         315        208      (5,865)          -
                               --------    -------     --------    ------    -------     -------     ------    --------    --------
Total revenues                 $ 76,902      3,534      122,307    36,138      3,019       1,020      4,915      (5,865)    241,970
                               ========    =======     ========    ======    =======     =======     ======    ========    ========

Net revenues                   $ 39,008      2,580       19,283    17,344      2,066         821      1,272                  82,374
Operating income               $  5,589        232        7,090     2,881        334         (39)       232                  16,319
Identifiable assets
   at quarter end              $193,982     10,985       64,715    70,837      6,905       3,217      6,875                 357,516
Capital expenditures           $ 13,246        140        2,203       913         98          70         55                  16,725
Depreciation and
   amortization                $  1,899        126          519       751        116          63        136                   3,610
Equity                         $187,852        890       64,978    12,680      4,397      (1,067)     1,211     (83,089)    187,852
                               --------    -------     --------    ------    -------     -------     ------    --------    --------

Six months ended
June 30, 1999:

Revenues from
  unaffiliated
  customers                    $164,789     10,837      333,582    78,039      5,708       2,937     19,801                 615,693
Transfers between
  geographic areas             $  7,681        416        1,590     3,283      1,456         833        678     (15,937)          -
                               --------    -------     --------    ------    -------     -------     ------    --------    --------
Total revenues                 $172,470     11,253      335,172    81,322      7,164       3,770     20,479     (15,937)    615,693
                               ========    =======     ========    ======    =======     =======     ======    ========    ========

Net revenues                   $ 92,626      7,745       44,176    40,484      4,974       2,146      6,492                 198,643
Operating income               $ 10,165      1,074       14,848     7,554        881         107        786                  35,415
Identifiable assets
  at quarter end               $256,030     13,411       87,809    87,478      8,116       4,547     13,386                 470,777
Capital expenditures           $  7,082        663        1,507     1,905        263         162      1,091                  12,673
Depreciation and
  amortization                 $  5,507        288        1,582     1,586        299         116        495                   9,873
Equity                         $243,398      2,021       71,138    19,049      5,864        (501)     2,190     (99,761)    243,398
                               --------    -------     --------    ------    -------     -------     ------    --------    --------

Six months ended
June 30, 1998:

Revenues from
  unaffiliated
  customers                    $145,675      6,430      230,213    68,605      4,791       1,345      8,260                 465,319
Transfers between
  geographic areas             $  5,646        311        1,778     1,866        981         619        418    (11,619)           -
                               --------    -------     --------    ------    -------     -------     ------    --------    --------
Total revenues                 $151,321      6,741      231,991    70,471      5,772       1,964      8,678    (11,619)     465,319
                               ========    =======     ========    ======    =======     =======     ======    ========    ========

Net revenues                   $ 75,116      4,781       36,428    34,022      3,939       1,526      2,326                 158,138
Operating income               $  9,634        301       12,527     5,827        579        (200)       350                  29,018
Identifiable assets
  at quarter end               $193,982     10,985       64,715    70,837      6,905       3,217      6,875                 357,516
Capital expenditures           $ 25,501        223        2,504     2,073        210         287        135                  30,933
Depreciation and
  amortization                 $  3,653        249          949     1,410        235         116        262                   6,874
Equity                         $187,852        890       64,978    12,680      4,397     (1,067)      1,211    (83,089)     187,852
                               --------    -------     --------    ------    -------     -------     ------    --------    --------

The Company charges its subsidiaries and affiliates for services rendered in the United States on a cost recovery basis.

Note 4.  Basic and Diluted Earnings per Share

     The following table reconciles the numerator and denominator of the basic and diluted per share computations for the three months and six months ended June 30, 1999 and 1998:


                                                      Three months ended June 30,
                                                      ---------------------------
                                                                Weighted
(Amounts in thousands, except                    Net             average         Earnings
share and per share amounts)                earnings              shares        per share
-----------------------------               --------          ----------        ---------
1999
----
Basic earnings per share                    $ 13,229          50,047,632          $ .26
Effect of dilutive stock options                  --           3,748,772             --
                                            --------          ----------          -----

Diluted earnings per share                  $ 13,229          53,796,404          $ .25
                                            ========          ==========          =====


1998
----
Basic earnings per share                    $ 11,080          49,184,450          $ .23
Effect of dilutive stock options                  --           4,053,026             --
                                            --------          ----------          -----
Diluted earnings per share                  $ 11,080          53,237,476          $ .21
                                            ========          ==========          =====


                                                       Six months ended June 30,
                                                       -------------------------
                                                                Weighted
(Amounts in thousands, except                    Net             average         Earnings
share and per share amounts)                earnings              shares        per share
-----------------------------               --------          ----------        ---------
1999
----
Basic earnings per share                    $ 22,750          49,965,265          $ .46
Effect of dilutive stock options                  --           3,644,008             --
                                            --------          ----------          -----
Diluted earnings per share                  $ 22,750          53,609,273          $ .42
                                            ========          ==========          =====


1998
----
Basic earnings per share                    $ 19,114          49,153,516          $ .39
Effect of dilutive stock options                  --           4,022,694             --
                                            --------          ----------          -----
Diluted earnings per share                  $ 19,114          53,176,210          $ .36
                                            ========          ==========          =====

     Options to purchase 992,400 shares of common stock at $32.07 per share were outstanding during the first half of 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire May 5, 2009, were still outstanding at June 30, 1999.

Note 5. Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting standards for derivative and hedging transactions. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure. The Company does not use derivative instruments and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company's ability to move money freely around the world. Any such hedging activity during each of the first two quarters of 1999 was insignificant.

Note 6. Stock Dividend

     On May 5, 1999, the Board of Directors declared a 2-for-1 stock split, effected in the form of a stock dividend of one share of common stock for every share outstanding, and increased the authorized common stock to 160 million shares. The stock dividend was distributed on June 1, 1999 to shareholders of record on May 17, 1999. All share and per share information, except par value, has been adjusted for all periods to reflect the stock split.

Note 7. Contingent Liabilities

     The Federal Maritime Commission has issued an order of investigation and hearing concerning potential violations of the Shipping Act of 1984 including allegations that the Company knowingly and willfully misdescribed commodities. The Company denies any such "knowing and willful" violations of the law and intends to vigorously contest these allegations. The Company does not expect the outcome of this matter to have a material effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES LITIGATION
       REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

     Certain portions of this report on Form 10-Q including the section entitled "Currency and Other Risk Factors" and "Liquidity and Capital Resources" contain forward-looking statements which must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. In addition to risk factors identified elsewhere in this report, attention should be given to the factors identified and discussed in the Company's report on Form 10-K filed on or about March 31, 1999.

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

RESULTS OF OPERATIONS

     The following table shows the consolidated net revenues (revenues less consolidation expenses) attributable to the Company's principal services and the Company's expenses for the three and six-month periods ended June 30, 1999 and 1998, expressed as percentages of net revenues. With respect to the Company's services other than consolidation, net revenues are identical to revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers' charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.


                                           Three months ended June 30,                      Six months ended June 30,
                                          1999                     1998                    1999                   1998
                                   -------------------     -------------------     -------------------     -------------------
                                               Percent                  Percent                Percent                 Percent
                                                of net                   of net                 of net                  of net
                                    Amount    revenues      Amount     revenues     Amount    revenues      Amount    revenues
                                   --------   --------     --------    --------    --------   --------     --------   --------
                                                                       (Amounts in thousands)
Net Revenues:

Airfreight                         $ 42,783         41%   $ 31,584          38%    $ 82,872         42%    $ 63,089        40%
Ocean freight                        20,890         20      15,423          19       38,691         19       28,809         18
Customs brokerage and
   import services                   40,557         39      35,367          43       77,080         39       66,240         42
                                   --------   --------    --------    --------     --------    -------     --------   --------

   Net revenues                     104,230        100      82,374         100      198,643        100      158,138        100
                                   --------   --------    --------    --------     --------    -------     --------   --------

Operating expenses:

Salaries and
   related costs                     57,508         55      45,339          55      112,006         56       88,043         56
Other                                26,026         25      20,716          25       51,222         26       41,077         26
                                   --------   --------    --------    --------     --------    -------     --------   --------

   Total operating
      expenses                       83,534         80      66,055          80      163,228         82      129,120         82
                                   --------   --------    --------    --------     --------    -------     --------   --------

Operating income                     20,696         20      16,319          20       35,415         18       29,018         18
Other income, net                       588          1       1,289           1          985          -        1,614          1
                                   --------   --------    --------    --------     --------    -------     --------   --------

Earnings before
   income taxes                      21,284         21      17,608          21       36,400         18       30,632         19
Income tax expense                    8,055          8       6,528           8       13,650          7       11,518          7
                                   --------   --------    --------    --------     --------    -------     --------   --------

   Net earnings                    $ 13,229         13%   $ 11,080          13%    $ 22,750         11%    $ 19,114         12%
                                   ========   ========    ========    ========     ========    =======     ========   ========

     Airfreight net revenues increased 35% and 31% for the three and six-month periods ended June 30, 1999 as compared with the same periods for 1998. This increase was primarily due to increased airfreight tonnage handled by the Company's expanding global network.

     Ocean freight net revenues increased 35% and 34% for the three and six-month periods ended June 30, 1999 as compared with the same periods for 1998. The Company continued to aggressively market competitive ocean freight rates primarily on freight moving eastbound from the Far East. The ocean forwarding business and ECMS (Expeditors Cargo Management Systems), the Company's ocean freight consolidation management and purchase order tracking service, were again instrumental in helping the Company to expand market share.

     Customs brokerage and import services increased 15% and 16% for the three and six-month periods ended June 30, 1999 as compared with the same periods for 1998. This increase is the result of 1) the Company's expansion in the truck and rail border brokerage business on the southern border of the United States, 2) the Company's growing reputation for providing high quality service, 3) consolidation within the customs brokerage market as customers seek out brokers with sophisticated computerized capabilities critical to an overall logistics management program, and 4) the growing importance of distribution services as a separate and distinct service which is included in this category.

     Salaries and related costs increased during the three and six-month periods ended June 30, 1999 compared with the same periods in 1998 as a result of (1) the Company's increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels. Salaries and related costs have, however, remained constant as a percentage of net revenues--a measure that management believes is significant in assessing the effectiveness of corporate cost containment objectives. The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the
Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the organic growth in revenues, net revenue and net earnings for the three and six-month periods ended June 30, 1999 and 1998 are a direct result of the incentives inherent in the Company's compensation program.

     Other operating expenses increased for the three and six-month periods ended June 30, 1999 as compared with the same periods in 1998 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company's growing operations. Other operating expenses as a percentage of net revenues remained constant for the three and six-month periods ended June 30, 1999 as compared with the same periods in 1998.

     Other income, net, decreased for the three and six-month periods ended June 30, 1999 as compared with the same periods of 1998. This decrease can be primarily attributed to a $928,000 one-time gain realized on the sale of one of the Company's real estate assets in 1998.

     The Company pays income taxes in the United States and other jurisdictions. In addition, the Company pays various other taxes, which are typically included in costs of operations. Effective income tax rates during the three and six-month periods ended June 30, 1999 remained virtually constant as compared with the same periods in 1998.

Currency and Other Risk Factors

     International air/ocean freight forwarding and customs brokerage are intensively competitive and are expected to remain so for the foreseeable future. There are a large number of entities competing in the international logistics industry; however, the Company's primary competition is confined to a relatively small number of companies within this group. While there is currently a marked trend within the industry toward consolidation into large firms with multinational offices and agency networks, regional and local broker/forwarders remain a competitive force.

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

     The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. Dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Many of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among these offices or agents. Foreign currency gains and losses recognized during the second quarter and for the first six months of 1999 and 1998 were immaterial.

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

     Throughout 1998, macroeconomic conditions in Brazil, Mexico and across the Far East impacted the global economy and, to some degree, impacted the Company's business. The Company has a very strong presence in the Far East, where it is most active in arranging exports to North America and Europe. Because of this strong export bias, and also due to the fact that a large volume of the Company's business is transacted in U.S. Dollars, the devaluation of various Asian and other currencies over the past year has not severely impacted the Company's earnings. The Company continues to evaluate what actions may need to be taken in these markets in response to the global economic events in order to safeguard, to the extent possible, the ongoing profitability of the Company's operations.

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

     Key systems have been inventoried and assessed for compliance, and detailed plans are in place for required system modifications or replacements. Remediation and testing activities have been completed. Because the Company's systems were developed from the late 1980's forward, the substantial Year 2000 concerns inherent in hardware and software systems placed into service by many companies at earlier dates are not a primary concern. Management does not believe that future costs directly related to Year 2000 issues will be material. Costs incurred through 1998 and during the first six months of 1999 were immaterial.

     The Company has identified critical suppliers, customers and other third parties and is in the process of surveying their Year 2000 remediation programs. Contingency plans for Year 2000-related interruptions are being developed and are expected to include the development of emergency recovery procedures, replacing electronic applications with manual processes and identification of alternate suppliers. Risk assessments and contingency plans, where necessary, have been finalized.

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

     Office Openings - The Company opened two start-up offices, all in North America during the second quarter of 1999, as follows:

Pittsburgh, Pennsylvania, USA
Montreal, Quebec, Canada

     Internal Growth - Management believes that a comparison of "same store" growth is critical in the evaluation of the quality and extent of the Company's internally generated growth. This "same store" analysis isolates the financial contributions from offices that have been included in the Company's operating results for at least one full year. The table below presents same store comparisons for the quarter and for the six months ended June 30, 1999 (which is the measure of any increase from the same period of 1998) and for the quarter and the six months ended June 30, 1998 (which measures growth over 1997).

                                      For the three months                        For the six months
                                         ended June 30,                             ended June 30,
                                   1999                 1998                       1999         1998
                                   ----                 ----                       ----         ----
Net revenue                        23%                    19%                      22%            20%
Operating income                   24%                    30%                      20%            33%

Liquidity and Capital Resources

     The Company's principal source of liquidity is cash generated from operations. At June 30, 1999, working capital was $116 million, including cash and short-term investments of $67 million. The Company had no long-term debt at June 30, 1999. While the nature of its business does not require an extensive investment in property and equipment, the Company is actively looking for suitable facilities and/or property to acquire at or near airports in certain cities in North America and overseas. The Company expects to spend approximately $22 million on property and equipment in 1999, which is expected to be financed with cash, short-term floating rate and/or long-term fixed-rate borrowings.

     The Company maintains foreign and domestic borrowings under unsecured bank lines of credit totaling $40.2 million. At June 30, 1999, the Company was directly liable for $32.2 million drawn on these lines of credit and was contingently liable for an additional $12.5 million from standby letters of credit. In addition, the Company maintains a bank facility with its U.K. bank for $7.9 million. Management believes that the Company's current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

     In some cases, the Company's ability to repatriate funds from foreign operations may be subject to foreign exchange controls. In addition, certain undistributed earnings of the Company's subsidiaries accumulated through December 31, 1992, would, under most circumstances, be subject to some additional United States income tax if distributed to the Company. The Company has not provided for this additional tax because the Company intends to reinvest such earnings to fund the expansion of its foreign activities, or to distribute them in a manner in which no significant additional taxes would be incurred.

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

     Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. Dollar, throughout the six months ended June 30, 1999, would have had the effect of raising operating income approximately $2.3 million. An average 10% strengthening of the U.S. Dollar, for the same period, would have had the effect of reducing operating income approximately $1.9 million.

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

Interest Rate Risk

     At June 30, 1999, the Company had cash and cash equivalents and short-term investments of $67.1 million and short-term borrowings of $32.2 million, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% would have an immaterial impact on the Company's earnings.

                    EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Federal Maritime Commission has issued an order of investigation and hearing concerning potential violations of the Shipping Act of 1984 including allegations that the Company knowingly and willfully misdescribed commodities. The Company denies any such "knowing and willful" violations of the law and intends to vigorously contest these allegations. The Company does not expect the outcome of this matter to have a material effect on the Company's financial statements.

     The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management's opinion, will have a significant effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The annual meeting of the Shareholders was held on May 5, 1999.

(b) The following directors were elected to the Board of Directors to serve a term of one year and until their successors are elected and qualified:


                                                        For                                 Withheld
                                                     ----------                             --------
                   P.J. Rose                         21,809,705                               82,940
                   K.M. Walsh                        21,809,768                               82,877
                   J.L.K. Wang                       21,809,361                               83,284
                   J.J. Casey                        21,827,990                               64,655
                   D.P. Kourkoumelis                 21,828,590                               64,055
                   J.W. Meisenbach                   21,828,090                               64,555

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits required by Item 601 of Regulation S-K.

              Exhibit
              Number                  Description
              -------                 -----------
                 27.1     Financial Data Schedule, Edgar Filing Only

  (b)  Reports on Form 8-K

           No reports on Form 8-K were filed in the quarter ended June 30, 1999.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.




  August 13, 1999       /s/ PETER J. ROSE
                       ---------------------------------------------------
                       Peter J. Rose, Chairman, Chief Executive Officer
                         and President
                       (Principal Executive Officer)




  August 13, 1999       /s/ R. JORDAN GATES
                       ---------------------------------------------------
                       R. Jordan Gates, Senior Vice President-
                         Chief Financial Officer and Treasurer
                       (Principal Financial and Accounting Officer)

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                          Form 10-Q Index and Exhibits

                                  June 30, 1999



  Exhibit
  Number       Description
  -------      -----------
  27.1         Financial Data Schedule (Filed Electronically Only)