Form 10-Q
period 1999-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 1999-11-15
CIK 746515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     At November 9, 1999, the number of shares outstanding of the issuer's Common Stock was 50,446,035.


                               Page 1 of 19 pages.

                      The Exhibit Index appears on page 18.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                               September 30,   December 31,
                                                                                  1999            1998
                                                                               ------------    -----------
                                                                               (Unaudited)
Assets
------
Current assets:
     Cash and cash equivalents .............................................     $  60,606      $  49,429
     Short term investments ................................................         1,108            394
     Accounts receivable, less
         allowance for doubtful accounts of $9,153 at
         September 30, 1999 and $8,198 at December 31, 1998 ................       301,589        222,598
     Deferred Federal and state income taxes ...............................         3,609          2,427
     Other current assets ..................................................        15,416          9,151
                                                                                 ---------      ---------
         Total current assets ..............................................       382,328        283,999

Property and equipment, less
     accumulated depreciation and amortization of $63,017 at
     September 30, 1999 and $50,307 at December 31, 1998 ...................       105,573        103,030
Deferred Federal and state income taxes ....................................         2,905          2,183
Other assets, net ..........................................................        21,788         17,384
                                                                                 ---------      ---------
                                                                                 $ 512,594      $ 406,596
                                                                                 =========      =========
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
     Short term borrowings .................................................     $  17,203      $  12,245
     Accounts payable ......................................................       187,581        143,523
     Income taxes ..........................................................        10,741          8,304
     Other current liabilities .............................................        29,672         25,326
                                                                                 ---------      ---------
         Total current liabilities .........................................       245,197        189,398

Shareholders' equity:
     Preferred stock, par value $.01 per share
         Authorized 2,000,000 shares; none issued ..........................          --             --

     Common stock, par value $.01 per share. Authorized 160,000,000 shares;
         issued and outstanding 50,544,995 shares at September 30, 1999, and
         49,363,682 shares at
         December 31, 1998 .................................................           505            493
     Additional paid-in capital ............................................        30,717         17,274
     Retained earnings .....................................................       241,135        203,050
     Cumulative other comprehensive loss ...................................        (4,960)        (3,619)
                                                                                 ---------      ---------
     Total shareholders' equity ............................................       267,397        217,198
                                                                                 ---------      ---------
                                                                                 $ 512,594      $ 406,596
                                                                                 =========      =========

    See accompanying notes to condensed consolidated financial statements.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                        (In thousands, except share data)

                                   (Unaudited)

                                             Three months ended              Nine months ended
                                                September 30,                  September 30,
                                            -------------------            ---------------------
                                            1999           1998            1999             1998
                                            ----           ----            ----             ----
Revenues:
     Airfreight ..................     $   248,215     $   182,798     $   637,521     $   481,962
     Ocean freight ...............         111,365          70,595         260,672         170,510
     Customs brokerage and import
         services ................          46,559          36,282         123,639         102,522
                                       -----------     -----------     -----------     -----------
         Total revenues ..........         406,139         289,675       1,021,832         754,994
                                       -----------     -----------     -----------     -----------
Operating expenses:
     Airfreight consolidation ....         200,846         145,379         507,280         381,454
     Ocean freight consolidation .          85,574          51,406         196,190         122,512
     Salaries and related costs ..          64,019          49,958         176,025         137,516
     Selling and promotion .......           4,399           3,762          12,244          10,742
     Depreciation and amortization           5,359           3,993          15,232          10,867
     Rent ........................           4,560           4,158          13,238          11,164
     Other .......................          12,985           8,746          37,811          29,448
                                       -----------     -----------     -----------     -----------
         Total operating expenses          377,742         267,402         958,020         703,703
                                       -----------     -----------     -----------     -----------
     Operating income ............          28,397          22,273          63,812          51,291

Other income, net ................             145             311           1,130           1,925
                                       -----------     -----------     -----------     -----------
Earnings before income taxes .....          28,542          22,584          64,942          53,216
Income tax expense ...............          10,703           8,367          24,353          19,885
                                       -----------     -----------     -----------     -----------
     Net earnings ................     $    17,839     $    14,217     $    40,589     $    33,331
                                       ===========     ===========     ===========     ===========
     Basic earnings per share ....     $       .35     $       .29     $       .81     $       .67
                                       ===========     ===========     ===========     ===========
     Diluted earnings per share ..     $       .33     $       .27     $       .75     $       .63
                                       ===========     ===========     ===========     ===========
Weighted average basic
     common shares outstanding ...      50,381,950      49,849,276      50,014,832      49,387,984

Weighted average diluted
     common shares outstanding ...      54,095,025      52,942,864      53,761,888      53,098,392

     See accompanying notes to condensed consolidated financial statements.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                            Three months ended          Nine months ended
                                                               September 30,              September 30,
                                                            ------------------          ------------------
                                                            1999          1998          1999          1998
                                                            ----          ----          ----          ----
Operating activities:
     Net earnings ...................................     $ 17,839      $ 14,217      $ 40,589      $ 33,331
     Adjustments to reconcile net
         earnings to net cash provided (used)
         by operating activities:
         Provision for losses on
              accounts receivable ...................          400           681         1,539         1,170
         Deferred income tax expense ................          903         2,188         7,974         3,950
         Depreciation and amortization ..............        5,359         3,993        15,232        10,867
         Other ......................................          121           183           515          (470)

     Changes in operating assets and liabilities:
         Accounts receivable ........................      (48,166)      (44,089)      (78,219)      (35,151)
         Other current assets .......................        5,080           140        (6,405)       (4,503)
         Accounts payable and
              other current liabilities .............       31,709        18,719        49,766        18,076
                                                          --------      --------      --------      --------
     Net cash provided (used) by operating
         activities .................................       13,245        (3,968)       30,991        27,270
                                                          --------      --------      --------      --------
Investing activities:
     Increase in short-term investments .............         (963)           (1)         (746)         (198)
     Purchase of property and equipment .............       (5,955)      (13,740)      (18,628)      (44,673)
     Other ..........................................       (1,840)       (1,780)       (5,130)         (256)
                                                          --------      --------      --------      --------
     Net cash used in investing activities ..........       (8,758)      (15,521)      (24,504)      (45,127)
                                                          --------      --------      --------      --------
Financing activities:
     Short-term borrowings, net .....................      (15,545)       25,153         4,543        24,155
     Proceeds from issuance of common stock .........        4,758         3,868         7,892         4,475
     Repurchases of common stock ....................         (308)       (3,938)       (3,587)       (4,464)
     Dividends paid .................................           --            --        (2,503)       (1,722)
                                                          --------      --------      --------      --------
     Net cash (used) provided by financing activities      (11,095)       25,083         6,345        22,444

     Effect of exchange rate changes on cash ........          318           692        (1,655)         (744)
                                                          --------      --------      --------      --------
     Increase (decrease) in cash and cash equivalents       (6,290)        6,286        11,177         3,843

     Cash and cash equivalents at
         beginning of period ........................       66,896        39,651        49,429        42,094

     Cash and cash equivalents at end
         of period ..................................     $ 60,606      $ 45,937      $ 60,606      $ 45,937
                                                          ========      ========      ========      ========
     Interest and taxes paid:
         Interest ...................................          324            17           701            53
         Income taxes ...............................        3,251         6,283        17,236        18,190

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

     The components of total comprehensive income for interim periods are presented in the following table:

                                                Three months ended        Nine months ended
                                                  September 30,             September 30,
                                                1999         1998        1999          1998
                                                ----         ----        ----          ----
(Dollars in thousands)
Net Income .............................     $ 17,839     $ 14,217     $ 40,589      $ 33,331

Foreign currency translation
 adjustments net of tax of: $11 and $885
 for the three months ended
 September 30, 1999 and 1998, and
 $722 and $509 for the nine months
 ended September 30, 1999 and 1998 .....           21        1,506       (1,341)         (863)
                                             --------     --------     --------      --------
Total comprehensive income .............     $ 17,860     $ 15,723     $ 39,248      $ 32,468
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

     Financial information regarding the Company's operations by geographic area for the three months ended September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998 are as follows:

                                          OTHER
                              UNITED      NORTH       FAR                   AUSTRALIA/   LATIN      MIDDLE     ELIMI-     CONSOLI-
(Dollars in thousands)        STATES     AMERICA      EAST        EUROPE   NEW ZEALAND   AMERICA    EAST       NATIONS     DATED
                              ------     -------      ----        ------   -----------   -------    ------    --------    --------
Three months ended
September 30, 1999:

Revenues from
   unaffiliated
   customers .............   $ 91,296      6,175     242,252      46,931      3,546      2,155      13,784                 406,139
Transfers between
   geographic areas ......   $  5,352        309         859       1,947        876        549         626     (10,518)       --
                             --------      -----     -------      ------      -----      -----      ------     -------     -------
Total revenues ...........   $ 96,648      6,484     243,111      48,878      4,422      2,704      14,410     (10,518)    406,139
                             ========      =====     =======      ======      =====      =====      ======     =======     =======
Net revenues .............   $ 54,691      4,503      28,058      24,030      2,933      1,299       4,205                 119,719
Operating income .........   $  9,434        671      11,385       5,354        608        123         822                  28,397
Identifiable assets
   at quarter end.........   $277,390     17,155      94,804      93,175      9,518      5,625      14,927                 512,594
Capital expenditures .....   $  2,986        361         613         848        219         84         844                   5,955
Depreciation and
   amortization ..........   $  2,946        154         914         843        158         66         278                   5,359
Equity ...................   $267,397      2,467      70,875      22,798      6,095       (365)      2,608    (104,478)    267,397

Three months ended
September 30, 1998:

Revenues from
   unaffiliated
   customers .............   $ 77,564      3,606     161,456      37,748      2,455        924       5,922                 289,675
Transfers between
   geographic areas ......   $  3,823        220         926       1,044        683        465         290      (7,451)       --
                             --------      -----     -------      ------      -----      -----      ------      ------     -------
Total revenues ...........   $ 81,387      3,826     162,382      38,792      3,138      1,389       6,212      (7,451)    289,675
                             ========      =====     =======      ======      =====      =====       =====      ======     =======
Net revenues .............   $ 43,726      2,743      22,530      19,058      2,215      1,083       1,535                  92,890
Operating income .........   $  8,937        288       8,389       3,795        369        109         386                  22,273
Identifiable assets
   at quarter end.........   $231,499     11,155      79,405      79,563      7,658      3,593       7,137                 420,010
Capital expenditures .....   $ 10,238        245       2,019         707        376        122          33                  13,740
Depreciation and
   amortization ..........   $  2,031        108         728         766        131         65         164                   3,993
Equity ...................   $203,813      1,018      77,441      15,018      4,453       (939)      1,368     (98,359)    203,813

Nine months ended
September 30, 1999:

Revenues from
   unaffiliated
   customers .............   $256,085     17,012     575,834     124,970      9,254      5,092      33,585               1,021,832
Transfers between
  geographic areas .......   $ 13,033        725       2,449       5,230      2,332      1,382       1,304     (26,455)       --
                             --------      -----     -------      ------      -----      -----      ------     -------   ---------
Total revenues ...........   $269,118     17,737     578,283     130,200     11,586      6,474      34,889     (26,455)  1,021,832
                             ========     ======     =======     =======     ======      =====      ======     =======   =========
Net revenues .............   $147,317     12,248      72,234      64,514      7,907      3,445      10,697                 318,362
Operating income .........   $ 19,599      1,745      26,233      12,908      1,489        230       1,608                  63,812
Identifiable assets
   at quarter end.........   $277,390     17,155      94,804      93,175      9,518      5,625      14,927                 512,594
Capital expenditures .....   $ 10,068      1,024       2,120       2,753        482        246       1,935                  18,628
Depreciation and
   amortization ..........   $  8,452        442       2,496       2,429        457        182         774                  15,232
Equity ...................   $267,397      2,467      70,875      22,798      6,095       (365)      2,608    (104,478)    267,397

Nine months ended
September 30, 1998:

Revenues from
   unaffiliated
   customers .............   $223,240     10,036     391,669     106,353      7,246      2,269      14,181                 754,994
Transfers between
  geographic areas .......   $  9,469        531       2,704       2,910      1,664      1,084         708     (19,070)       --
                             --------      -----     -------      ------      -----      -----      ------    --------     -------
Total revenues ...........   $232,709     10,567     394,373     109,263      8,910      3,353      14,889     (19,070)    754,994
                             ========     ======     =======     =======      =====      =====      ======    ========     =======
Net revenues .............   $118,843      7,524      58,958      53,080      6,154      2,609       3,860                 251,028
Operating income .........   $ 18,572        589      20,916       9,622        948        (91)        735                  51,291
Identifiable assets
   at quarter end.........   $231,499     11,155      79,405      79,563      7,658      3,593       7,137                 420,010
Capital expenditures .....   $ 35,738        468       4,523       2,780        586        409         169                  44,673
Depreciation and
   amortization ..........   $  5,686        357       1,677       2,176        366        180         425                  10,867
Equity ...................   $203,813      1,018      77,441      15,018      4,453       (939)      1,368     (98,359)    203,813


The Company charges its subsidiaries and affiliates for services rendered in the United States on a cost recovery basis.

Note 4.  Basic and Diluted Earnings per Share

     The following table reconciles the numerator and denominator of the basic and diluted per share computations for the three months and nine months ended September 30, 1999 and 1998:

                                      Three months ended September 30,
                                     -----------------------------------
                                                  Weighted
(Amounts in thousands, except        Net          Average       Earnings
share and per share amounts)         Earnings     Shares        Per Share
----------------------------         --------     ------        ---------
1999
----
Basic earnings per share .......     $17,839     50,381,950     $  .35
Effect of dilutive stock options          --      3,713,075         --
                                     -------     ----------     ------
Diluted earnings per share .....     $17,839     54,095,025     $  .33
                                     =======     ==========     ======

1998
----
Basic earnings per share .......     $14,217     49,849,276     $  .29
Effect of dilutive stock options          --      3,093,588         --
                                     -------     ----------     ------
Diluted earnings per share .....     $14,217     52,942,864     $  .27
                                     =======     ==========     ======

                                       Nine months ended September 30,
                                    ------------------------------------
                                                 Weighted
(Amounts in thousands, except       Net          Average        Earnings
share and per share amounts)        Earnings     Shares         Per Share
----------------------------        --------     -------        ---------
1999
----
Basic earnings per share             $40,589     50,014,832     $  .81
Effect of dilutive stock options          --      3,747,056         --
                                     -------     ----------     ------
Diluted earnings per share           $40,589     53,761,888     $  .75
                                     =======     ==========     ======

1998
----
Basic earnings per share             $33,331      49,387,984     $ .67
Effect of dilutive stock options          --       3,710,408        --
                                     -------     ----------     ------
Diluted earnings per share           $33,331      53,098,392     $ .63
                                     =======      ==========     =====

Note 5. Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting standards for derivative and hedging transactions. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure. The Company does not use derivative instruments and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company's ability to move money freely around the world. Any such hedging activity during each of the first three quarters of 1999 was insignificant.

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

     The Company's ability to provide service to its customers is highly dependant on good working relationships with a variety of entities including airlines, ocean steamship lines, and governmental agencies. The Company considers its current working relationships with these entities to be good. However, changes in space allotments available from carriers, governmental deregulation efforts, "modernization" of the regulations governing customs clearance, and/or changes in governmental quota restrictions could affect the Company's business in unpredictable ways.

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

RESULTS OF OPERATIONS

     The following table shows the consolidated net revenues (revenues less consolidation expenses) attributable to the Company's principal services and the Company's expenses for the three and nine-month periods ended September 30, 1999 and 1998, expressed as percentages of net revenues. With respect to the Company's services other than consolidation, net revenues are identical to revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers' charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.

                                         Three months ended September 30,              Nine months ended September 30,
                                          1999                1998                  1999                  1998
                                    -----------------   -----------------     ------------------   -------------------
                                             Percent             Percent                Percent               Percent
                                             of net              of net                 of net                of net
                                    Amount   revenues   Amount   revenues     Amount    revenues   Amount     revenues
                                    ------   --------   ------   --------     ------    --------   ------     --------
                                                                      (Amounts in thousands)
Net Revenues:

Airfreight ..................     $ 47,369      40%     $37,419      40%     $130,241      41%     $100,508      40%
Ocean freight ...............       25,791      21       19,189      21        64,482      20        47,998      19
Customs brokerage and
     import services ........       46,559      39       36,282      39       123,639      39       102,522      41
                                  --------     ---      -------     ---      --------     ---      --------     ---
     Net revenues ...........      119,719     100       92,890     100       318,362     100       251,028     100
                                  --------     ---      -------     ---      --------     ---      --------     ---
Operating expenses:

Salaries and related costs ..       64,019      53       49,958      54       176,025      55       137,516      55
Other .......................       27,303      23       20,659      22        78,525      25        62,221      25
                                  --------     ---      -------     ---      --------     ---      --------     ---
   Total operating expenses .       91,322      76       70,617      76       254,550      80       199,737      80
                                  --------     ---      -------     ---      --------     ---      --------     ---
Operating income ............       28,397      24       22,273      24        63,812      20        51,291      20
Other income, net ...........          145      --          311      --         1,130      --         1,925       1
                                  --------     ---      -------     ---      --------     ---      --------     ---
Earnings before income taxes        28,542      24       22,584      24        64,942      20        53,216      21
Income tax expense ..........       10,703       9        8,367       9        24,353       7        19,885       8
                                  --------     ---      -------     ---      --------     ---      --------     ---
     Net earnings ...........     $ 17,839      15%     $14,217      15%     $ 40,589      13%     $ 33,331      13%
                                  ========     ===      =======     ===      ========     ===      ========     ===

     Airfreight net revenues increased 27% and 30% for the three and nine-month periods ended September 30, 1999 as compared with the same periods for 1998. This increase was primarily due to increased airfreight tonnage handled by the Company's expanding global network.

     Ocean freight net revenues increased 34% for each of the three and nine-month periods ended September 30, 1999 as compared with the same periods for 1998. The Company continued to aggressively market competitive ocean freight rates primarily on freight moving eastbound from the Far East. The ocean forwarding business and ECMS (Expeditors Cargo Management Systems), the Company's ocean freight consolidation management and purchase order tracking service, were again instrumental in helping the Company to expand market share.

     Customs brokerage and import services increased 28% and 21% for the three and nine-month periods ended September 30, 1999 as compared with the same periods for 1998. This increase is the result of 1) the Company's expansion in the truck and rail border brokerage business on the southern border of the United States, 2) the Company's growing reputation for providing high quality service, 3) consolidation within the customs brokerage market as customers seek out brokers with sophisticated computerized capabilities critical to an overall logistics management program, and 4) the growing importance of distribution services as a separate and distinct service which is included in this category.

     Salaries and related costs increased during the three and nine-month periods ended September 30, 1999 compared with the same periods in 1998 as a result of (1) the Company's increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels. Salaries and related costs have, however, remained virtually constant as a percentage of net revenues -- a measure that management believes is significant in assessing the effectiveness of corporate cost containment objectives. The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the organic growth in revenues, net revenues and net earnings for the three and nine-month periods ended September 30, 1999 and 1998 are a direct result of the incentives inherent in the Company's compensation program.

     Other operating expenses increased for the three and nine-month periods ended September 30, 1999 as compared with the same periods in 1998 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company's growing operations. Other operating expenses as a percentage of net revenues remained virtually constant for the three and nine-month periods ended September 30, 1999 as compared with the same periods in 1998.

     Other income, net, decreased for the three-month period ended September 30, 1999, as compared with the same period in 1998. This decrease can be primarily attributed to an increase in interest expense in 1999. Interest incurred of $193,000 in 1998 was capitalized as a cost of constructing the Seattle corporate office building.

     Other income, net, decreased for the nine-month period ended September 30, 1999, as compared with the same period in 1998 primarily attributed to a $928,000 gain realized on the sale of one of the Company's real estate assets in 1998.

     The Company pays income taxes in the United States and other jurisdictions. In addition, the Company pays various other taxes, which are typically included in costs of operations. Effective income tax rates during the three and nine-month periods ended September 30, 1999 remained virtually constant as compared with the same periods in 1998.

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

     The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. Dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Many of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among these offices or agents. Foreign currency gains and losses recognized during the third quarter and for the first nine months of 1999 and 1998 were insignificant.

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

     On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and a new common currency - the Euro. The Euro trades on currency exchanges and may be used in business transactions. The conversion to the Euro eliminates currency exchange rate risk between the member countries. Beginning in January 2002, new Euro-denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation. The Company has established plans to address the issues raised by the Euro currency conversion including the need to adopt computer systems and business processes to accommodate Euro-denominated transactions. Since existing financial systems currently accommodate multiple currencies, the plans contemplate full conversion by the end of 2001. The Company does not expect the conversion costs to be material. Due to numerous uncertainties, the Company is evaluating the effects one common European currency will have on pricing. The Company is unable to predict the resulting impact, if any, on the Company's consolidated financial statements.

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

     Key systems have been inventoried and assessed for compliance, and detailed plans are in place for required system modifications or replacements. Remediation and testing activities have been completed. Because the Company's systems were developed from the late 1980's forward, the substantial Year 2000 concerns inherent in hardware and software systems placed into service by many companies at earlier dates are not a primary concern. Management does not believe that future costs directly related to Year 2000 issues will be material. Costs incurred through 1998 and during the first nine months of 1999 were immaterial.

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

     The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. It should be noted that uninterrupted operations depend upon the ability of third parties, especially airlines, air traffic control and governmental customs organizations to be Year 2000 compliant. The Company has no direct ability to influence the compliance actions of customers, suppliers, agents and other third parties. Accordingly, it is unable to eliminate or estimate the ultimate effect of third party Year 2000 risks on the Company's operating results. The Company's greatest risk is a potential temporary inability of air traffic control and government customs agencies to track flights or transact normal procedures on a timely basis. Should this actually happen, management anticipates that restoring normal commerce would be a global priority.

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

     Office Openings - The Company opened one office and acquired the office of an existing agent during the third quarter of 1999, as follows:

     Port Luis, Mauritius

     Beirut, Lebanon (agent acquisition)

     Internal Growth - Management believes that a comparison of "same store" growth is critical in the evaluation of the quality and extent of the Company's internally generated growth. This "same store" analysis isolates the financial contributions from offices that have been included in the Company's operating results for at least one full year. The table below presents same store comparisons for the quarter and for the nine months ended September 30, 1999 (which is the measure of any increase from the same quarter of 1998) and for the quarter and for the nine months ended September 30, 1998 (which measures growth over 1997).

                             For the three months             For the nine months
                              ended September 30,             ended September 30,
                           1999                 1998        1999                1998
                           ----                 ----        ----                ----
Net revenues                26%                  15%         23%                 17%
Operating income            25%                  18%         22%                 25%


Liquidity and Capital Resources

     The Company's principal source of liquidity is cash generated from operations. At September 30, 1999, working capital was $137 million, including cash and short-term investments of $62 million. The Company had no long-term debt at September 30, 1999. While the nature of its business does not require an extensive investment in property and equipment, the Company is actively looking for suitable facilities and/or property to acquire at or near airports in certain cities in North America and overseas. The Company expects to spend approximately $25 million on property and equipment in 1999, which is expected to be financed with cash, short-term floating rate and/or long-term fixed-rate borrowings. Through September 30, 1999, the Company has purchased approximately $19 million of property and equipment.

     The Company maintains foreign and domestic borrowings under unsecured bank lines of credit totaling $50.9 million. At September 30, 1999, the Company was directly liable for $17.2 million drawn on these lines of credit and was contingently liable for an additional $12.3 million from standby letters of credit. In addition, the Company maintains a bank facility with its U.K. bank for $8.3 million. Management believes that the Company's current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

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

     Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. Dollar, throughout the nine months ended September 30, 1999, would have had the effect of raising operating income approximately $4.2 million. An average 10% strengthening of the U.S. Dollar, for the same period, would have had the effect of reducing operating income approximately $3.4 million.

     The Company has approximately $70 million of intercompany transactions unsettled at any one point in time. The Company currently does not use derivative financial instruments to manage foreign currency risk. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

     At September 30, 1999, the Company had cash and cash equivalents and short-term investments of $61.7 million and short-term borrowings of $17.2 million, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% would have an insignificant impact on the Company's earnings.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The order of investigation and hearing concerning potential violations of the Shipping Act of 1984 referenced in the Company's Form 10-Q as filed with the Securities and Exchange Commission on or about August 16, 1999, was settled in a satisfactory manner by the Company and the Federal Maritime Commission. There was no material impact on the Company's financial statements and the Company issued a press release on October 18, 1999 announcing the terms of the settlement.

     The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management's opinion, will have a significant effect on the Company's financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits required by Item 601 of Regulation S-K.

              Exhibit
              Number                  Description
              -------                 -----------
               10.37 Loan Modification Agreement between the Company and Bank of America National Trust and Savings Association dated September 30, 1999 amending the credit limit to $50,000,000, amending the maturity date of the Note and extending the termination date, as defined in the Credit Agreement to June 30, 2000.

               27         Financial Data Schedule, Edgar Filing Only


  (b)    Reports on Form 8-K

            No reports on Form 8-K were filed in the quarter ended September 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.




November 15, 1999               /s/ PETER J. ROSE
                                ----------------------------------------------
                                Peter J. Rose, Chairman and
                                  Chief Executive Officer
                                (Principal Executive Officer)




November 15, 1999               /s/ R. JORDAN GATES
                                ----------------------------------------------
                                R. Jordan Gates, Senior Vice President-
                                  Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                          Form 10-Q Index and Exhibits

                               September 30, 1999


  Exhibit
  Number       Description
  -------      -----------

  10.37 Loan Modification Agreement between the Company and Bank of America National Trust and Savings Association dated September 30, 1999 amending the credit limit to $50,000,000, amending the maturity date of the Note and extending the termination date, as defined in the Credit Agreement to June 30, 2000.

  27           Financial Data Schedule (Filed Electronically Only)