Form 10-K405
period 1999-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2000-03-29
CIK 746515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ___________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     At March 3, 2000, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $1,538,823,702.

     At March 3, 2000, the number of shares outstanding of registrant's Common Stock was 50,705,434.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Registrant's 2000 Annual Meeting of Shareholders to be held on May 3, 2000 are incorporated by reference into Part III of this Form 10-K.

                               Page 1 of 50 pages.

                      The Exhibit Index appears on page 1.

Forward-Looking Statements

From time to time Expeditors International of Washington, Inc. ("the Company") and its representatives may provide information, whether orally or in writing, which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act"). This includes certain statements in this report on Form 10-K under
Part I, Item I "Business" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements and other information relating to the Company are based on the beliefs of management and are necessarily the result of assumptions made using the information currently available to management. Actual results will vary, and even vary materially, from those predicted in the forward-looking statements.

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

ITEM 1 -- BUSINESS

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


NORTH AMERICA
-------------
UNITED STATES           - Houston (4/92)           - Dearborn-CPC (1/97)    MEXICO
- Seattle (5/79)        - Baltimore (4/92)         - Buffalo-Peace Bridge   - Mexico City (6/95)
- Chicago (7/81)        - Dallas (5/92)              (1/97)                 - Nuevo Laredo (4/97)
- San Francisco (7/81)  - Columbus (6/92)          - El Paso (1/97)         - Guadalajara (9/97)
- New York (11/81)      - Charlotte (7/92)         - Laredo (2/97)          - Nogales (1/99)
- Los Angeles (5/82)    - Newark (9/94)            - Nogales (2/97)
- Atlanta (8/83)        - Philadelphia (3/95)      - San Diego (7/97)       SOUTH AMERICA
- Boston (11/85)        - Charleston (6/95)        * Rochester (10/97)      -------------
- Miami (3/86)          - Memphis (8/95)           - McAllen (4/98)         ARGENTINA
- Minneapolis (7/86)    - Salt Lake City (11/95)   - Pittsburgh (6/99)      - Buenos Aires (1/98)
- Denver (2/88)         * Syracuse (4/96)          - Savannah (3/00)
- Detroit (7/88)        - Norfolk (9/96)                                    BRAZIL
- Portland (7/88)       - Indianapolis (11/96)     PUERTO RICO              - Sao Paulo (9/95)
- Cincinnati (8/89)     - Port Huron-Blue Water    - San Juan (5/95)        - Rio de Janeiro (9/95)
- Cleveland (7/90)        Bridge  (12/96)                                   - Campinas (9/95)
- Phoenix (7/91)        - Detroit-Ambassador       CANADA                   - Santos (10/97)
- Louisville (10/91)      Bridge (12/96)           - Toronto (5/84)
- St. Louis (4/92)      - Lewiston-Queenston       - Vancouver (9/95)
                          (12/96)                  - Montreal (4/99)



SOUTH AMERICA (CONT.)
---------------------

CHILE                  SINGAPORE             PORTUGAL                    KUWAIT
- Santiago (2/95)      - Singapore (9/81)    - Lisbon (10/91)            # Kuwait City (7/97)
                                             - Oporto (10/91)
COLOMBIA               TAIWAN                                            LEBANON
- Bogota (12/98)       # Taipei (9/81)       SPAIN                       - Beirut (8/99)
- Cali (12/98)         # Kaohsiung (9/81)    - Barcelona (1/94)
                       # Taichung (9/81)     - Madrid (1/94)             PAKISTAN
FAR EAST               # Hsin-Chu (9/89)     - Alicante (4/96)           - Karachi (9/96)
--------                                                                 - Lahore (9/96)
                       THAILAND              SWEDEN
BANGLADESH             - Bangkok (9/94)      - Stockholm (1/94)          SAUDI ARABIA
-  Dhaka (6/89)                              - Goteborg (1/94)           # Riyadh (7/92)
-  Chittagong (8/93)   EUROPE                                            # Jeddah (7/92)
                       ------                UNITED KINGDOM
CHINA                                        - London (4/86)             SRI LANKA
- Beijing (7/94)       AUSTRIA               - Manchester (11/88)        # Colombo (3/95)
- Guangzhou (4/94)     - Vienna (11/95)      - Birmingham (3/90)
- Dalian (7/94)                              - Glasgow (4/92)            TURKEY
- Shanghai (7/94)      BELGIUM               - Bedford (6/94)            - Ankara (1/99)
- Shenzhen (7/94)      - Brussels (7/90)     - Swindon (3/97)            - Istanbul (1/99)
- Qingdao (7/94)       - Antwerp (4/91)      - East Midlands (1/99)      - Izmir (1/99)
- Tianjin (7/94)                                                         - Mersin (1/99)
- Xi'an (7/94)         THE CZECH REPUBLIC    AUSTRALASIA
- Xiamen (7/94)        - Prague (6/98)       -----------                 U.A.E.
- Nanjing (8/95)                                                         * Abu Dhabi (1/94)
                       FINLAND               AUSTRALIA                   - Dubai (10/98)
HONG KONG              - Helsinki (4/94)     - Sydney (8/88)
- Kowloon (9/81)                             - Melbourne (8/88)          CYPRUS
                       FRANCE                - Brisbane (10/93)          * Nicosia (6/96)
INDONESIA              - Paris (1/97)        - Perth (12/94)             * Larnaca (1/98)
# Jakarta (12/90)      - Epinal (1/97)       - Adelaide (10/97)
# Surabaya (2/92)      - Lyon (1/97)                                     AFRICA
                       - Lille (3/97)        FIJI                        ------
JAPAN                                        * Nadi (7/96)
* Tokyo (3/91)         GERMANY               * Suva (5/97)               SOUTH AFRICA
* Osaka (9/96)         - Frankfurt (4/92)                                - Johannesburg (3/94)
                       - Munich (4/92)       NEW ZEALAND                 - Durban (3/94)
KOREA                  - Dusseldorf (4/92)   - Auckland (8/88)           - Capetown (1/97)
- Pusan (10/94)        - Stuttgart (4/92)
- Seoul (10/94)        - Hamburg (1/93)      NEAR/MIDDLE                 MAURITIUS
- Bupyung (6/96)                             EAST                        - Port Louis (7/99)
- Chonan (6/96)        IRELAND              -----------
- Kwangju (6/96)       - Dublin (3/97)
- Kumi (6/96)          - Cork (3/97)         EGYPT
- Masan (6/96)         - Shannon (3/97)      - Cairo (2/95)
- Taegu (6/96)                               - Alexandria (2/95)
                       ITALY
MALAYSIA               - Milan (4/93)        GREECE
- Penang (11/87)       - Verona (4/93)       - Athens (2/99)
- Kuala Lumpur (6/90)  - Florence (3/98)
- Johore Bahru (3/96)                        INDIA
                       THE NETHERLANDS       - New Delhi (7/96)
MICRONESIA             - Amsterdam (6/94)    - Mumbai (Bombay) (1/97)
- Saipan (3/98)        - Rotterdam (3/95)    - Bangalore (6/97)
                                             - Chennai (Madras) (6/97)
PHILIPPINES
- Manila (8/98)


     The Company was incorporated in the State of Washington in May 1979. Its executive offices are located at 1015 Third Avenue, 12th Floor, Seattle, Washington, and its telephone number is (206) 674-3400.

     For information concerning the amount of revenues, net revenues, operating income, identifiable assets, capital expenditures and depreciation and amortization attributable to the geographic areas in which the Company conducts its business, see Note 8 to the Consolidated Financial Statements.

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

                               Airfreight Services

     Airfreight services accounted for approximately 41, 41, and 43 percent of the Company's 1999, 1998, and 1997 consolidated revenues net of freight consolidation expenses ("net revenues"), respectively. When performing airfreight services, the Company typically acts either as a freight consolidator or as an agent for the airline which carries the shipment. When acting as a freight consolidator, the Company purchases cargo space from airlines on a volume basis and resells that space to its customers at lower rates than the customers could obtain directly from airlines. When moving shipments between points where the volume of business does not facilitate consolidation, the Company receives and forwards individual shipments as the agent of the airline which carries the shipment. Whether acting as an agent or consolidator, the Company offers its customers knowledge of optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with space availability in periods of peak demand.

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

                      Customs Brokerage and Import Services

     Customs brokerage and import services accounted for approximately 39, 40, and 39 percent of the Company's 1999, 1998, and 1997 consolidated net revenues, respectively. As a customs broker, the Company assists importers to clear shipments through customs by preparing required documentation, calculating and providing for payment of duties on behalf of the importer, arranging for any required inspections by governmental agencies, and arranging for delivery. The Company also provides other services at destination including temporary warehousing, inland transportation, inventory manipulation and management, cargo insurance and product distribution.

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

     During 1996 the Company established a subsidiary, Expeditors Tradewin, L.L.C., to respond to customer driven requests for high-end customs consulting services. The demand for these services was stimulated by the changes made by the U.S. Customs Service in response to the 1993 Customs Modernization Act. Fees for these non-transactional services are based upon hourly billing rates and bids for mutually agreed procedures.

     There is currently a noticeable trend, prompted by customer demand, to quote rates on a door-to-door basis. Management foresees the potential, in the medium to long-term, for fees normally associated with customs clearance to be de-emphasized and included as a component of other services offered by the Company.

                             Ocean Freight Services

     Ocean freight services accounted for approximately 20, 19, and 18 percent of the Company's 1999, 1998, and 1997 consolidated net revenues, respectively. The Company's revenues as an ocean freight forwarder are derived from commissions paid by the carrier and revenues from fees charged to customers for ancillary services which the Company may provide, such as preparing documentation, procuring insurance, arranging for packing and crating services, and providing consultation. The Company operates Expeditors International Ocean ("EIO"), a Non-Vessel Operating Common Carrier ("NVOCC") specializing in ocean freight consolidation from the Far East to the United States. EIO also provides service, on a smaller scale, to and from any location where the Company has an office or agent. As an NVOCC, EIO contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate. EIO solicits less than container load ("LCL") freight to fill the containers and charges lower rates than those available directly from shipping lines. EIO also handles full container loads for customers that do not have annual shipping volumes sufficient to negotiate comparable contracts directly with the ocean carriers. The Company does not own vessels and generally does not physically handle the cargo.

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

                                   Competition

     The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. There are a large number of companies competing in one or more segments of the industry, but the number of firms with a global network that offer a full complement of logistics services is more limited. Depending on the location of the shipper and the importer, the Company must compete against both the niche players and larger entities. While there is currently a marked trend within the industry toward consolidation of the niche players into the larger firms striving for immediate multinational and multi-service networks, the regional and local competitors maintain a strong market presence. The U.S. publicly traded entities most similar to the Company are The Harper Group, Inc. and Fritz Companies, Inc.

     Historically, the primary competitive factors in the global logistics services industry have been price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. The Company emphasizes quality service and believes that its prices are competitive with the prices of others in the industry. Recently, larger customers have exhibited a trend toward more sophisticated and efficient procedures for the management of the logistics supply chain by embracing strategies such as just-in-time inventory management. This trend has made computerized customer service capabilities a significant factor in attracting and retaining customers. These computerized customer service capabilities include customized Electronic Data Interchange ("EDI"), and on-line freight tracing and tracking applications.
The customized EDI applications allow the transfer of key information between the customers' systems and the Company's systems. Freight tracing and tracking applications allows customers to know the location, transit time and estimated delivery time of inventory in transit.

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

                                   Seasonality

     Historically, the Company's operating results have been subject to seasonal trends when measured on a quarterly basis. The first quarter has traditionally been the weakest and the third and fourth quarters have traditionally been the strongest. This pattern is the result of, or is influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions and a myriad of other similar and subtle forces. In addition, this historical quarterly trend has been influenced by the growth and diversification of the Company's international network and service offerings. The Company cannot accurately forecast many of these factors nor can the Company estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns, if any, will continue in future periods.

     A significant portion of the Company's revenues are derived from customers in industries whose shipping patterns are tied closely to consumer demand and from customers in industries whose shipping patterns are dependent upon just-in-time production schedules. Therefore, the timing of the Company's revenues are, to a large degree, impacted by factors out of the Company's control, such as shifting consumer demand for retail goods and manufacturing production delays. Additionally, many customers ship a significant portion of their goods at or near the end of a quarter, and therefore, the Company may not learn of a shortfall in revenues until late in a quarter. To the extent that a shortfall in revenues or earnings was not expected by securities analysts, any such shortfall from levels predicted by securities analysts could have an immediate and adverse effect on the trading price of the Company's stock.

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

                                    Employees

     At February 29, 2000, the Company employed approximately 6,480 people, 2,675 in the United States and 385 in the balance of North America, 130 in South America, 990 in Europe, 1,565 in the Far East & Australasia, 610 in the Near/Middle East and 125 in Africa. Approximately 700 of the Company's employees are engaged principally in sales and marketing and customer service, 4,300 in operations and 1,500 in finance and administration. The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be satisfactory.

     In order to retain the services of highly qualified, experienced, and motivated employees, the Company places considerable emphasis on its incentive compensation programs and stock option plans.

                      Executive Officers of the Registrant

     The following table sets forth the names, ages, and positions of current executive officers of the Company.



NAME                      AGE      POSITION
----                      ---      ---------

Peter J. Rose              57       Chairman and Chief Executive Officer and director
James L.K. Wang            51       Executive Vice President and Director-Far East and director
Glenn M. Alger             43       President
Timothy C. Barber          40       Executive Vice President-Global Sales
Robert L. Villanueva       47       Executive Vice President-The Americas
Eugene K. Alger            39       Senior Vice President-North America
Jean Claude Carcaillet     54       Senior Vice President-Australasia
Michael R. Claydon         52       Senior Vice President-Europe and Africa
William J. Coogan          45       Senior Vice President-Ocean Cargo
Philip M. Coughlin         39       Senior Vice President-North America
R. Jordan Gates            44       Senior Vice President-Chief Financial Officer and Treasurer
Jeffrey J. King            45       Senior Vice President-General Counsel and Secretary
David M. Lincoln           41       Senior Vice President and Chief Information Officer
Rommel C. Saber            42       Senior Vice President-Near/Middle East and Indian Subcontinent
Charles J. Lynch           39       Vice President-Corporate Controller



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

     Glenn M. Alger joined the Company in July 1981 as a District Manager. Mr. Alger was elected Vice President and Regional Manager in October 1988, Senior Vice President-U.S. Operations in January 1992, Senior Vice President and Director-North America in January 1993, and Executive Vice President and Director-North America in March 1997. In September 1999, Mr. Alger was elected President.

     Timothy C. Barber joined the Company in May 1986. Mr. Barber was promoted to District Manager of the Seattle office in January 1987 and Regional Vice President in January 1993. Mr. Barber was elected Vice President-Sales and Marketing in September 1993 and Senior Vice President-Sales and Marketing in January 1998. In September 1999, Mr. Barber was elected Executive Vice President-Global Sales.

     Robert L. Villanueva joined the Company as Regional Vice President Northwest U.S. Region in April 1994. In September 1999, he was elected Executive Vice President-The Americas.

     Eugene K. Alger joined the Company in October 1982. Mr. Alger was promoted to District Manager and Regional Vice President of the Los Angeles office in May 1983. He was elected Regional Vice President-Southwestern U.S. and Mexico Region in January 1992, and Senior Vice President of North America in September 1999.

     Jean Claude Carcaillet joined the Company as Managing Director-Australasia in August 1988. He was elected Senior Vice President-Australasia in September 1997.

     Michael R. Claydon joined the Company as Director-Europe in October 1987. He was elected Senior Vice President-Europe and Africa in September 1997.

     William J. Coogan has worked for the Company since May 1985. Mr. Coogan was promoted to District Manager of the Company's New York office in July 1988 and Senior Vice President of EIO in April 1989. Mr. Coogan was elected Senior Vice President-Ocean in February 1993 and Senior Vice President-Ocean Cargo in May 1996.

     Philip M. Coughlin joined the Company in October 1985. Mr. Coughlin was promoted to District Manager in August 1986. He was elected Regional Manager for New England and Canada in January 1991, Regional Vice President-Northeastern U.S. and Northern Border in January 1992, and Senior Vice President of North America in September 1999.

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

     Rommel C. Saber joined the Company as Director-Near/Middle East in February 1990 and was elected Senior Vice President-Sales and Marketing in January 1993. Mr. Saber was elected Senior Vice President-Air Export in September 1993. Since July 1997 he has served as Senior Vice President Near/Middle East and Indian Subcontinent.

     Charles J. Lynch joined the Company in September 1984. Mr. Lynch was promoted to Assistant Controller in July 1985 and Controller-Domestic Operations in January 1989. Mr. Lynch was elected Corporate Controller in January 1991 and Vice President-Corporate Controller in January 1998.

                                   Regulation

     With respect to the Company's activities in the air transportation industry in the United States, it is subject to regulation by the Department of Transportation ("DOT") as an indirect air carrier. The Company's overseas offices and agents are licensed as airfreight forwarders in their respective countries of operation. The Company is licensed in each of its offices or in the case of its newer offices, has made application for a license, as an airfreight forwarder by the International Air Transport Association ("IATA"). IATA is a voluntary association of airlines which prescribes certain operating procedures for airfreight forwarders acting as agents for its members. The majority of the Company's airfreight forwarding business is conducted with airlines which are IATA members.

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

     The Company is registered as an Ocean Transportation Intermediary by the Federal Maritime Commission ("FMC"). The FMC has established certain qualifications for shipping agents, including certain surety bonding requirements. The FMC also is responsible for the economic regulation of NVOCC activity originating or terminating in the United States. To comply with these economic regulations, vessel operators and NVOCCs, such as EIO, are required to file tariffs electronically which establish the rates to be charged for the movement of specified commodities into and out of the U.S. The FMC has the power to enforce these regulations by assessing penalties.

     The Company does not believe that current U.S. and foreign governmental regulations impose significant economic restraint upon its business operations. In general, the Company conducts its business activities in each country through a majority owned subsidiary corporation that is organized and existing under the laws of that country. However, the regulations of foreign governments can impose barriers to the Company's ability to provide the full range of its business activities in a wholly or majority U.S. owned subsidiary. For example, foreign ownership of a customs brokerage business is prohibited in some jurisdictions and less frequently the ownership of the licenses required for freight forwarding and/or freight consolidation is restricted to local entities. When the Company encounters this sort of governmental restriction, it works to establish a legal structure that meets the requirements of the local regulations while also giving the Company the substantive operating and economic advantages that would be available in the absence of such regulation. This can be accomplished by creating a joint venture or exclusive agency relationship with a qualified local entity that holds the required license. In cases where the Company has unilateral control over the assets and operations of the local entity, notwithstanding the lack of technical majority ownership of common stock, the Company consolidates the accounts of the local entity. In such cases, consolidation is necessary to fairly present the financial position and results of operations of the Company because of the existence of the parent-subsidiary relationship by means other than record ownership of voting common stock.

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

     The Company leases and maintains 44 additional offices and satellite locations in the United States and 115 offices throughout the world, each located close to an airport, ocean port, or on an important border crossing. The majority of these facilities contain warehouse facilities. Lease terms are either on a month-to-month basis or terminate at various times through 2005. As an office matures, the Company will investigate the possibility of building or buying suitable facilities. Lease payments currently aggregate approximately $1,614,000 per month. See Note 6 to the Company's Consolidated Financial Statements. The Company believes that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.

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


   Common Stock                            Common Stock
   Quarter          High         Low       Quarter          High        Low
   ------------     ----         ---       ------------     ----        ---
   1999                                    1998
   First            27 3/16     20 5/16    First            22 1/4      14 31/32
   Second           33 1/2      25         Second           24 1/8      19 5/16
   Third            37 3/4      27         Third            23 13/16    12 1/2
   Fourth           46 3/8      31 1/2     Fourth           21 5/8      12 7/16



     There were 1,564 shareholders of record as of December 31, 1999. Management estimates that there were approximately 8,500 beneficial shareholders at that date.

The Board of Directors declared semi-annual dividends during the two most recent fiscal years as follows:

    June 15, 1999                                 $  .05
    December 15, 1999                             $  .05

    June 15, 1998                                 $  .035
    December 15, 1998                             $  .035

ITEM 6 -- SELECTED FINANCIAL DATA

Financial Highlights
In thousands except per share data


                                        1999          1998        1997        1996        1995
                                        ----          ----        ----        ----        ----
Revenues                            $ 1,444,575     1,063,707     954,002     730,088     584,691
Net earnings                             59,175        47,274      38,411      24,263      17,395
Basic earnings per share                   1.18           .96         .79         .50         .37
Diluted earnings per share                 1.10           .89         .73         .48         .35
Cash dividends paid per share               .10           .07         .05         .04         .03
Working capital                         152,264        94,601      87,252      83,468      81,431
Total assets                            511,780       406,596     344,106     271,986     204,128
Shareholders' equity                    282,385       217,198     171,854     140,011     117,192
Basic weighted average
     shares outstanding                  50,137        49,234      48,858      48,322      47,944
Diluted weighted average
     shares outstanding                  53,828        53,058      52,647      51,288      50,332



All share and per share information have been adjusted to reflect a 2-for-1 stock split effected in May, 1999 and December, 1996.

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


RISK FACTORS                       DISCUSSION AND POTENTIAL SIGNIFICANCE
------------                       -------------------------------------
International Trade                The Company primarily provides services to customers engaged in international commerce. Everything that affects
                                   international trade has the potential to expand or contract the Company's primary market. For example, international
                                   trade is influenced by:

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

Third Party Vendors                The Company is a non-asset based supplier of global logistics services. As a result, the Company depends on a variety of asset based third party vendors. The quality and profitability of the
                                   Company's services depend upon effective selection, management and discipline of third party vendors.

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


ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto contained elsewhere within this report.

Results of Operations

The following table shows the consolidated net revenues (revenues less consolidation expenses) attributable to the Company's principal services and the Company's expenses for 1999, 1998 and 1997, expressed as percentages of net revenues. With respect to the Company's services other than consolidation, net revenues are identical to revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers' charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.


                                            1999                  1998                  1997
                                            ----                  ----                  ----
                                                 Percent                Percent                Percent
                                                  of net                 of net                 of net
                                      Amount    Revenues     Amount    Revenues     Amount    Revenues
                                      ------    --------     ------    --------     ------    --------
in thousands
------------
Net revenues:
Airfreight                           $183,767      41%       $145,907       41%     $124,781      43%
Ocean freight                          87,181      20          66,297       19        51,776      18
Customs brokerage
  and import services                 171,538      39         141,246       40       113,967      39
                                      -------     ---         -------      ---       -------     ---
Net revenues                          442,486     100         353,450      100       290,524     100
                                      -------     ---         -------      ---       -------     ---

Operating expenses:
Salaries and related costs            240,740      54         190,288       54       153,196      53
Other                                 108,423      25          89,790       25        77,413      26
                                      -------     ---         -------      ---       -------     ---

Total operating expenses              349,163      79         280,078       79       230,609      79
                                      -------     ---         -------      ---       -------     ---
Operating income                       93,323      21          73,372       21        59,915      21
Other income, net                       1,322       0           2,205        0         2,657       1
                                      -------     ---         -------      ---       -------     ---

Earnings before income taxes           94,645      21          75,577       21        62,572      22
Income tax expense                     35,470       8          28,303        8        24,161       9
                                      -------     ---         -------      ---       -------     ---
Net earnings                         $ 59,175      13%       $ 47,274       13%     $ 38,411      13%
                                     ========     ===        ========      ===      ========     ===



1999 compared with 1998

Airfreight net revenues in 1999 increased 26% compared with 1998 primarily due to (1) increased airfreight shipments and tonnages handled by the Company from the Far East to North America and Europe, (2) increased prices charged by the airlines which were passed along to customers, and (3) increased export airfreight shipments and tonnages from North America and Europe. The Company's North American export airfreight net revenues increased 21% in 1999 compared to 1998. Airfreight net revenues from the Far East and from Europe increased 26% and 23%, respectively, for 1999 compared with 1998.

Ocean freight net revenues increased 32% in 1999 compared to 1998. Ocean freight demand remained strong throughout 1999 and ocean freight rates from the Far East, the Company's largest trade lane, increased in the last half of the year. During 1999, management continued to expand market share, increase ocean tonnage, and increase net ocean freight revenues while offering competitive market rates to customers. Margins diminished slightly as a result of this increased demand and due to regulatory constraints which restricted the ability of the Company to promptly pass carrier rate increases to NVOCC customers. In addition to increases in the traditional NVOCC and ocean forwarding business, ECMS (Expeditors Cargo Management Systems), a PC-based ocean freight consolidation management and purchase order tracking service, continued to be instrumental in attracting new business. The Company's North American export ocean freight net revenues increased 18% in 1999 compared to 1998. This increase was a result of the Company handling more ocean shipments moving from North America to the Far East and, to a lesser extent, from North America to Europe. Ocean freight net revenues from the Far East and from Europe increased 36% and 32%, respectively, for 1999 compared with 1998.

Customs brokerage and import services revenue increased 21% in 1999 as compared with 1998 as a result of (1) the Company's growing reputation for providing high quality service, (2) consolidation within the customs brokerage market as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program, and (3) the growing importance of distribution services as a separate and distinct service offered to existing and potential customers. Distribution services accounted for nearly 29% of the increase in customs brokerage and import services revenues for 1999 compared with 1998.

Salaries and related costs increased in 1999 compared to 1998 as a result of (1) the Company's increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity and (2) increased compensation levels. Salaries and related costs remained constant as a percentage of net revenues. The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the growth in revenues, net revenues and net earnings for 1999 are a result of the incentives inherent in the Company's compensation program.

Other operating expenses increased in 1999 as compared with 1998 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company's growing operations. Other operating expenses as a percentage of net revenues remained constant in 1999 as compared with 1998.

Other income, net, decreased in 1999 as compared to 1998 primarily due to smaller foreign exchange gains recorded in 1999 than in 1998. Interest income was slightly higher in 1999 than in 1998. Interest expense was also higher in 1999 due to an increase in short-term borrowings.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company's consolidated effective income tax rate remained constant in 1999 at 37.5%.

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

Ocean freight net revenues increased 28% in 1998 compared to 1997. Ocean freight demand remained strong throughout 1998 and ocean freight rates from the Far East, the Company's largest trade lane, increased in the last half of the year. During 1998, management continued to expand market share, increase ocean tonnage, and increase net ocean freight revenues while offering competitive market rates to customers. Margins diminished slightly as a result of this increased demand and due to regulatory constraints which restricted the ability of the Company to promptly pass carrier rate increases to NVOCC customers. The Company's North American export ocean freight net revenues increased 26% in 1998 compared to 1997. This increase was a result of the Company handling more ocean shipments moving from North America to the Far East and, to a lesser extent, from North America to Europe. Ocean freight net revenues from the Far East and from Europe increased 24% and 35%, respectively, for 1998 compared with 1997.

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

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting standards for derivative and hedging transactions and is effective for fiscal years beginning after June 15, 2000. The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company's ability to move money freely around the world. Any such hedging activity during 1999, 1998 and 1997 was insignificant. During the third and fourth quarters of 1997, the currencies in Thailand, Malaysia, Indonesia and South Korea devalued significantly. The currencies of Taiwan, Singapore and other Far East countries were also weakened by events in these other Asian countries. Net foreign currency gains realized during 1999 were $.196 million. Net foreign currency losses realized in 1998 were $.534 million. Net foreign currency gains realized in 1997 were $1.065 million.

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

Throughout 1999, macroeconomic conditions in Brazil, Mexico and across the Far East have impacted the global economy and, to some degree, have also impacted the Company's business. The Company has a very strong presence in the Far East, where it is most active in arranging exports to North America and Europe. Because of this strong export bias, and also due to the fact that a large volume of the Company's business is transacted in U.S. Dollars, the devaluation of various Asian and other currencies over the past year has not severely impacted the Company's earnings. The Company continues to evaluate what actions may need to be taken in these markets in response to the global economic events in order to safeguard, to the extent possible, the ongoing profitability of the Company's operations.

On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and a new common currency - the Euro. The Euro trades on currency exchanges and may be used in business transactions. The conversion to the Euro eliminates currency exchange rate risk between the member countries which have adopted the fixed currency conversion rates between their respective legacy currencies and the Euro. Beginning in January 2002, new Euro-denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation. The Company has established plans to address the issues raised by the Euro currency conversion including the need to adapt computer systems and business processes to accommodate Euro-denominated transactions. Since existing financial systems currently accommodate multiple currencies, the plans contemplate full conversion by the end of 2001. The Company does not expect the conversion costs to be material. Due to numerous uncertainties, the Company is evaluating the effects one common European currency will have on pricing. The Company is unable to predict the resulting impact, if any, on the Company's consolidated financial statements.

Prior to December 31, 1999, the Company incurred costs to assess any potential Year 2000 issues. These amounts were immaterial and the Company has experienced no significant problems related to Year 2000 in doing business in early 2000.

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

Office Additions

The Company started 5 new offices during 1999 and added 6 offices through acquisitions. Offices added through acquisitions are followed by an asterisk.


North America           Europe and Africa            Middle East
-------------           -----------------            -----------
UNITED STATES:          UNITED KINGDOM:              TURKEY:
Pittsburgh, PA          East Midlands                Ankara*
                                                     Istanbul*
CANADA:                 AFRICA:                      Izmir*
Montreal, Quebec        Port Louis, Mauritius        Mersin*

MEXICO:                                              GREECE:
Nogales                                              Athens*

                                                     LEBANON:
                                                     Beirut*


Internal Growth

Management believes that a comparison of "same store" growth is critical in the evaluation of the quality and extent of the Company's internally generated growth. This "same store" analysis isolates the financial contributions from offices that have been included in the Company's operating results for at least one full year. The table below presents "same store" comparisons for the year ended December 31, 1999, relative to the same period of 1998, and for the year ended December 31, 1998, relative to the same period of 1997.

Same store comparisons for the years ended December 31,


                                               1999             1998               1997
                                               ----             ----               ----
Net revenues                                   22%              18%                30%
Operating income                               24%              21%                52%



Liquidity and Capital Resources

The Company's principal source of liquidity is cash generated from operations. At December 31, 1999, working capital was $152.2 million, including cash and cash equivalents and short-term investments of $72.3 million. The Company had no long-term debt at December 31, 1999. While the nature of its business does not require an extensive investment in property and equipment, the Company cannot eliminate the possibility that it could acquire an equity interest in property in certain geographic locations. The Company currently expects to spend approximately $28 million on property and equipment in 2000, which is expected to be financed with cash, short-term floating rate, and/or long-term fixed-rate borrowings.

The Company borrows internationally and domestically under unsecured bank lines of credit totaling $50.9 million. At December 31, 1999, the Company was directly liable for $19.4 million drawn on these lines of credit and was contingently liable for an additional $13.7 million of standby letters of credit. In addition, the Company maintains a bank facility with its U.K. bank for $8.1 million. The Company was contingently liable at December 31, 1999 for the entire $8.1 million.

Management believes that the Company's current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

In some cases, the Company's ability to repatriate funds from foreign operations is subject to foreign exchange controls. These matters, at the current time, do not have a significant impact on the Company's operations. The repatriation of certain undistributed earnings of the Company's subsidiaries would, under most circumstances, require the Company to pay some additional Federal and state income tax. The Company has not provided for this additional tax on undistributed earnings accumulated through December 31, 1992 because the Company intends to reinvest such earnings to fund the expansion of its foreign activities, or to distribute them in a manner in which no significant additional taxes would be incurred. At December 31, 1999, the total of such pre-1993 undistributed earnings was approximately $41.9 million and the associated Federal and state tax that would be payable on any hypothetical repatriation of these earnings approximates $10.1 million.

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

The forward-looking statements contained in this document involve a number of risks and uncertainties. Factors that could cause actual results to differ materially from these statements include, but are not limited to: risks associated with foreign operations, elimination of intercompany transactions, matching of expenses with the associated revenue, seasonality, shifts in consumer demand, the effect that the adoption of the Euro as the primary currency of 11 member states of the European Union might have on the global economy and the Company's international and domestic customers, other accounting estimates and other risk factors disclosed from time to time in the Company's public reports.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. Dollar, throughout the year ended December 31, 1999, would have had the effect of raising operating income approximately $5.9 million. An average 10% strengthening of the U.S. Dollar, for the same period, would have the effect of reducing operating income approximately $4.8 million.

The Company can have up to $70 million of intercompany transactions unsettled at any one point in time. The Company currently does not use derivative financial instruments to manage foreign currency risk. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At December 31, 1999, the Company had cash and cash equivalents and short-term investments of $72,354,000 and short-term borrowings of $19,442,000, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% would have an insignificant impact on the Company's earnings.

In management's opinion, there has been no material change in the Company's market risk exposure between 1998 and 1999.

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


Document                                                                                      Page
--------                                                                                      ----
1.   Financial Statements and Accountants' Report:

         Independent Auditors' Report                                                           F-1

         Consolidated Financial Statements:

              Balance Sheets as of December 31, 1999 and 1998                                   F-2

              Statements of Earnings for the Years Ended
              December 31, 1999, 1998 and 1997                                                  F-3

              Statements of Shareholders' Equity and Comprehensive Income
              for the Years Ended December 31, 1999, 1998 and 1997                              F-4

              Statements of Cash Flows for the Years Ended
              December 31, 1999, 1998 and 1997                                                  F-5

              Notes to Consolidated Financial Statements                                        F-6
                                                                                            through
                                                                                               F-15

2.   Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts for the Years
                       Ended December 31, 1999, 1998 and 1997                                   S-1



ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to information under the caption "Proposal 1 - Election of Directors" and to the information under the caption "Section 16(a) Reporting Delinquencies" in the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 3, 2000. See also Part I - Item 1 - Executive Officers of the Registrant.

ITEM 11 -- EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to information under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 3, 2000.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to information under the captions "Principal Holders of Voting Securities" and "Proposal 1 - Election of Directors" in the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 3, 2000.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to information under the caption "Executive Compensation" and "Certain Transactions" in the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 3, 2000.

                                     PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  1.    FINANCIAL STATEMENTS                                                     Page
                                                                                    ----
           Independent Auditors' Report                                              F-1

           Consolidated Balance Sheets as of December 31, 1999 and 1998              F-2

           Consolidated Statements of Earnings for the Years Ended December 31,
           1999, 1998 and 1997                                                       F-3

           Consolidated Statements of Shareholders' Equity and Comprehensive
           Income for the Years Ended December 31, 1999, 1998 and 1997               F-4

           Consolidated Statements of Cash Flows for the Years Ended December 31,
           1999, 1998 and 1997                                                       F-5

           Notes to Consolidated Financial Statements                                F-6

     2.    FINANCIAL STATEMENT SCHEDULES

           Included in Part IV of this report:

           Schedules:

           II       Valuation and Qualifying Accounts for the Years Ended
                    December 31, 1999, 1998 and 1997                                 S-1



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

     10.30    Form of Stock Option Agreement used in connection with Non-Qualified options granted under the Company's 1997 Non-Qualified and Incentive
              Stock Option Plan. (Incorporated by reference to Exhibit 10.30 to Form
              10-K, filed on or about March 31, 1998.)

     10.31    Form of Stock Option Agreement used in connection with Incentive options granted under the Company's 1997 Non-Qualified and Incentive Stock
              Option Plan. (Incorporated by reference to Exhibit 10.31 to Form 10-K, filed on or about March 31, 1998.)

     10.32    The Company's 1997 Executive Incentive Compensation Plan. (Incorporated
              by reference to Appendix B of the Company's Notice of Annual Meeting of
              Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 24, 1997.)

     10.33    Form of Executive Incentive Compensation Plan Award Certification used in connection with the awards granted under the Company's 1997 Executive
              Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.33 to Form 10-K, filed on or about March 31, 1998.)

     10.34    Form of Executive Incentive Compensation Plan Award Agreement used in connection with establishing the terms and conditions of an award under the Company's 1997 Executive Incentive Compensation Plan. (Incorporated
              by reference to Exhibit 10.34 to Form 10-K, filed on or about March 31,
              1998.)

     10.36    Loan Modification Agreement between the Company and Bank of America
              National Trust and Savings Association doing business as Seafirst Bank dated June 28, 1998 amending the credit limit to $40,000,000, amending the maturity date of the Note and extending the termination date, as defined in the Credit Agreement, to June 27, 1999. (Incorporated by
              reference to Exhibit 10.36 to Form 10-K, filed on or about March 31,
              1999. Superseded by Exhibit 10.37 to this Report.)

     10.37    Loan Modification Agreement between the Company and Bank of America
              National Trust and Savings Association dated September 30, 1999 amending the credit limit to $50,000,000, amending the maturity date of the Note and extending the termination date, as defined in the Credit Agreement, to June 30, 2000. (Incorporated by reference to Exhibit 10.37 to Form
              10-Q, filed on or about November 15, 1999.)

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

     Date: March 29, 2000.

                                EXPEDITORS INTERNATIONAL OF
                                  WASHINGTON, INC.

                                By: /s/ R. JORDAN GATES
                                   -------------------------------------
                                   R. Jordan Gates
                                   Senior Vice President-Chief Financial Officer
                                     and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2000.



Signature                                            Title
---------                                            -----

/s/ Peter J. Rose
-------------------------------             Chairman of the Board and Chief Executive Officer
(Peter J. Rose)                             (Principal Executive Officer) and Director

/s/ R. Jordan Gates
-------------------------------             Senior Vice President-Chief Financial Officer and Treasurer
(R. Jordan Gates)                           (Principal Financial and Accounting Officer)

/s/ James Li Kou Wang
-------------------------------             Executive Vice President and Director-Far East and Director
(James Li Kou Wang)

/s/ James J. Casey
-------------------------------             Director
(James J. Casey)

/s/ Dan P. Kourkoumelis
-------------------------------             Director
(Dan P. Kourkoumelis)

/s/ John W. Meisenbach
-------------------------------             Director
(John W. Meisenbach)

/s/ Michael J. Malone
-------------------------------             Director
(Michael J. Malone)

/s/ Kevin M. Walsh
-------------------------------             Director
(Kevin M. Walsh)




                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

                                AND SUBSIDIARIES

                                   -----------

                        CONSOLIDATED FINANCIAL STATEMENTS

                                COMPRISING ITEM 8

                           ANNUAL REPORT ON FORM 10-K

                  TO SECURITIES AND EXCHANGE COMMISSION FOR THE

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997



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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Expeditors
International of Washington, Inc. and subsidiaries at December 31, 1999 and
1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

/s/ KPMG LLP

Seattle, Washington
February 18, 2000




Consolidated Balance Sheets
In thousands except share data
December 31,

                                                          1999         1998
                                                          ----         ----
Current Assets:
Cash and cash equivalents                               $  71,183    $  49,429
Short-term investments                                      1,171          394
Accounts receivable, less allowance for doubtful
       accounts of $10,266 in 1999 and $8,198 in 1998     293,739      222,598
Deferred Federal and state income taxes                      --          2,427
Other                                                      15,566        9,151
                                                        ---------    ---------
       Total current assets                               381,659      283,999

Property and Equipment:
Buildings and leasehold improvements                       73,792       68,833
Furniture, fixtures, and equipment                         79,820       65,497
Vehicles                                                    4,718        4,502
                                                        ---------    ---------
                                                          158,330      138,832

Less accumulated depreciation and amortization             67,684       50,307
                                                        ---------    ---------
                                                           90,646       88,525
Land                                                       15,259       14,505
                                                        ---------    ---------
Net property and equipment                                105,905      103,030
Deferred Federal and state income taxes                     2,953        2,183
Other assets, net                                          21,263       17,384
                                                        ---------    ---------
                                                        $ 511,780    $ 406,596
                                                        =========    =========
Current Liabilities:
Short-term borrowings                                   $  19,442    $  12,245
Accounts payable                                          170,362      143,523
Accrued expenses, primarily salaries
       and related costs                                   27,909       25,326
Deferred Federal and state income taxes                       601         --
Federal, state, and foreign income taxes                   11,081        8,304
                                                        ---------    ---------
       Total current liabilities                          229,395      189,398
                                                        ---------    ---------

Shareholders' Equity:
Preferred stock,
       par value $.01 per share
       Authorized 2,000,000 shares; none issued              --           --
Common stock,
       par value $.01 per share
       Authorized 160,000,000 shares;
       issued and outstanding 50,644,407
       shares at December 31, 1999 and 49,363,682
       shares at December 31, 1998                            507          494
Additional paid-in capital                                 29,729       17,273
Retained earnings                                         257,198      203,050
Accumulated other comprehensive loss                       (5,049)      (3,619)
                                                        ---------    ---------
       Total shareholders' equity                         282,385      217,198
                                                        ---------    ---------

Commitments and contingencies
                                                         $511,780     $406,596
                                                         ========     ========



See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings
In thousands except share data
Years ended December 31,


                                                       1999            1998            1997
                                                   -----------     -----------     -----------
Revenues:
       Airfreight                                  $   916,832     $   685,613     $   659,480
       Ocean freight                                   356,205         236,848         180,555
       Customs brokerage
           and import services                         171,538         141,246         113,967
                                                   -----------     -----------     -----------
           Total revenues                            1,444,575       1,063,707         954,002
                                                   -----------     -----------     -----------

Operating Expenses:
       Airfreight consolidation                        733,065         539,706         534,699
       Ocean freight consolidation                     269,024         170,551         128,779
       Salaries and related costs                      240,740         190,288         153,196
       Selling and promotion                            16,896          15,018          13,469
       Rent                                             17,768          15,459          10,806
       Depreciation and amortization                    20,819          15,547          11,159
       Other                                            52,940          43,766          41,979
                                                   -----------     -----------     -----------
           Total operating expenses                  1,351,252         990,335         894,087
                                                   -----------     -----------     -----------
           Operating income                             93,323          73,372          59,915
                                                   -----------     -----------     -----------

Other Income (Expense):
       Interest income                                   2,253           2,206           2,096
       Interest expense                                 (1,070)           (487)           (358)
       Other, net                                          139             486             919
                                                   -----------     -----------     -----------
           Other income, net                             1,322           2,205           2,657
                                                   -----------     -----------     -----------

       Earnings before income taxes                     94,645          75,577          62,572
       Income tax expense                               35,470          28,303          24,161
                                                   -----------     -----------     -----------
           Net earnings                            $    59,175     $    47,274     $    38,411
                                                   ===========     ===========     ===========

Basic earnings per share                           $      1.18     $       .96     $       .79
                                                   ===========     ===========     ===========
Diluted earnings per share                         $      1.10     $       .89     $       .73
                                                   ===========     ===========     ===========
Weighted average basic shares outstanding           50,137,045      49,234,438      48,857,858
                                                   ===========     ===========     ===========
Weighted average diluted shares outstanding         53,827,817      53,058,384      52,647,044
                                                   ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
  and Comprehensive Income
In thousands, except share data
Years ended December 31, 1999, 1998 and 1997


                                                                                                            Accumulated
                                                   Common stock             Additional                            other
                                               ----------------------          paid-in       Retained     comprehensive
                                               Shares       Par Value          capital       earnings     income (loss)     Total
                                               ------       ---------       ----------       --------     -------------     -----
Balance at December 31, 1996                48,425,892           $484         12,937        123,258          3,332        140,011

Exercise of stock options                      470,720              4          1,474           --             --            1,478
Issuance of shares under
      stock purchase plan                      340,798              4          2,146           --             --            2,150
Shares repurchased under provisions
      of stock repurchase plan                (144,650)            (1)        (3,090)          --             --           (3,091)
Tax benefits related to stock options
      and stock purchase plan                     --             --            1,821           --             --            1,821
Comprehensive income
      Net earnings                                --             --             --           38,411           --           38,411
      Foreign currency translation
        adjustments, net of
        deferred taxes of $2,094                  --             --             --             --           (6,482)        (6,482)
                                            ----------        -------         ------        -------          -----        -------
Total comprehensive income                        --             --             --             --             --           31,929
                                            ----------        -------         ------        -------          -----        -------
Dividends paid ($.05 per share)                   --             --             --           (2,444)          --           (2,444)
                                            ----------        -------         ------        -------          -----        -------
Balance at December 31, 1997                49,092,760           $491         15,288        159,225         (3,150)       171,854

Exercise of stock options                      318,100              3          1,354           --             --            1,357
Issuance of shares under
      stock purchase plan                      225,554              2          3,617           --             --            3,619
Shares repurchased under provisions
      of stock repurchase plan                (272,732)            (2)        (4,733)          --             --           (4,735)
Tax benefits related to stock options
      and stock purchase plan                     --             --            1,747           --             --            1,747
Comprehensive income
      Net earnings                                --             --             --           47,274           --           47,274
      Foreign currency translation
        adjustments, net of
        deferred tax credit of $253               --             --             --             --             (469)          (469)
                                            ----------        -------         ------        -------          -----        -------
Total comprehensive income                        --             --             --             --             --           46,805
                                            ----------        -------         ------        -------          -----        -------
Dividends paid ($.07 per share)                   --             --             --           (3,449)          --           (3,449)
                                            ----------        -------         ------        -------          -----        -------
Balance at December 31, 1998                49,363,682           $494         17,273        203,050         (3,619)       217,198

Exercise of stock options                    1,323,405             13          4,572           --             --            4,585
Issuance of shares under
      stock purchase plan                      251,391              3          4,139           --             --            4,142
Shares repurchased under provisions
      of stock repurchase plan                (294,071)            (3)        (8,989)          --             --           (8,992)
Tax benefits related to stock options
      and stock purchase plan                     --             --           12,734           --             --           12,734
Comprehensive income
      Net earnings                                --             --             --           59,175           --           59,175
      Foreign currency translation
        adjustments, net of
        deferred tax credit of $770               --             --             --             --           (1,430)        (1,430)
                                            ----------        -------         ------        -------          -----        -------
Total comprehensive income                        --             --             --             --             --           57,745
                                            ----------        -------         ------        -------          -----        -------
Dividends paid ($.10 per share)                   --             --             --           (5,027)          --           (5,027)
                                            ----------        -------         ------        -------          -----        -------
Balance at December 31, 1999                50,644,407           $507         29,729        257,198         (5,049)       282,385
                                            ==========        =======         ======        =======         ======        =======



See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
In thousands Years ended
December 31,


                                                                 1999          1998        1997
                                                              ----------     ---------   ---------
Operating Activities:
     Net earnings                                              $ 59,175      47,274      38,411
     Adjustments to reconcile net earnings
       to net cash provided by operating activities:
       Provision for losses on accounts receivable                2,966       2,612       3,344
       Depreciation and amortization                             20,819      15,547      11,159
       Deferred income tax expense                               16,167       3,697       2,253
       Amortization of cost in excess of
         net assets of acquired businesses                          748         536         500
       Changes in operating assets and liabilities:
         Increase in accounts receivable                        (73,163)    (18,375)    (38,959)
         Increase in accounts payable,
           accrued expenses and taxes payable                    33,493       5,552      44,551
       Other                                                     (6,894)     (3,605)     (1,455)
                                                                -------     -------      ------
Net cash provided by operating activities                        53,311      53,238      59,804
                                                                -------     -------      ------

Investing Activities:
     Increase in short-term investments                            (750)       (121)        (13)
     Purchase of property and equipment                         (26,582)    (52,455)    (36,007)
     Acquisitions, net of cash                                     --           --       (7,076)
     Other                                                       (4,381)        (93)       (825)
                                                                -------     -------     -------
Net cash used in investing activities                           (31,713)    (52,669)    (43,921)
                                                                -------     -------     -------

Financing Activities:
     Short-term borrowings, net                                   7,328      10,067      (2,887)
     Proceeds from issuance of common stock                       8,727       4,976       3,628
     Repurchases of common stock                                 (8,992)     (4,735)     (3,091)
     Dividends paid                                              (5,027)     (3,449)     (2,444)
                                                                -------      ------      ------
Net cash provided by (used in) financing
     activities                                                   2,036       6,859      (4,794)
Effect of exchange rate changes on cash                          (1,880)        (93)     (5,961)
                                                                -------      ------      ------
Increase in cash and cash equivalents                            21,754       7,335       5,128
Cash and cash equivalents
     at beginning of year                                        49,429      42,094      36,966
                                                                -------      ------      ------
Cash and cash equivalents
     at end of year                                            $ 71,183      49,429      42,094
                                                               ========      ======      ======

Interest and Taxes Paid:
     Interest                                                  $    989         503         865
     Income taxes                                                19,345      27,003      21,148


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

B.   Short-term Investments

Short-term investments are designated as available-for-sale and cost approximates market at December 31, 1999 and 1998.

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

No interest was capitalized in 1999.  Interest capitalized in 1998 was $193.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of", long-lived assets (property and equipment) and certain identifiable intangible assets (excess costs over the fair value of the net assets of acquired businesses) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-term assets is measured by a comparison of the carrying amount of such assets against the undiscounted future cash flows expected to be generated by the assets. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the assets' carrying amounts exceeds the assets' discounted future cash flows.

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

The Securities and Exchange Commission recently issued Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition", to be effective the first quarter of 2000. The Company does not anticipate that compliance with SAB No. 101 will result in any material change to the Company's revenue recognition policies.

E.   Income Taxes

Income taxes are accounted for under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

G.   Foreign Currency

Foreign currency amounts attributable to foreign operations have been translated into U.S. Dollars using year-end exchange rates for assets and liabilities, historical rates for equity, and average annual rates for revenues and expenses. Unrealized gains or losses arising from fluctuations in the year-end exchange rates are generally recorded as components of other comprehensive income as adjustments from foreign currency translation. Currency fluctuations are a normal operating factor in the conduct of the Company's business and exchange transaction gains and losses are generally included in freight consolidation expenses.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting standards for derivative and hedging transactions and is effective for fiscal years beginning after June 15, 2000. The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure. Accordingly, the Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company's ability to move money freely around the world. Any such hedging activity during 1999, 1998 and 1997 was insignificant. Net foreign currency gains realized during 1999 were $196. Net foreign currency losses realized in 1998 were $534. Net foreign currency gains realized in 1997 were $1,065.

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

J.   Segment Reporting

SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" establishes standards for the way that public companies report selected information about segments in their financial statements.

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

L.   Reclassification

Certain 1997 amounts have been reclassified to conform with the 1998 and 1999 presentation.

NOTE 2. CREDIT ARRANGEMENTS

The Company has a $50,000 United States bank line of credit extending through June 30, 2000. Borrowings under the line bear interest at LIBOR +0.75% (6.57% at December 31, 1999) and are unsecured. As of December 31, 1999, the Company had $18,000 of borrowings under this line.

The majority of the Company's foreign subsidiaries maintain bank lines of credit for short-term working capital purposes. These credit lines are supported by standby letters of credit issued by a United States bank, or guarantees issued by the Company to the foreign banks issuing the credit line. Lines of credit bear interest at .5% to 1.5% over the foreign banks' equivalent prime rates. At December 31, 1999 and 1998, the Company was liable for $1,442 and $1,245, respectively, of borrowings under these lines, and at December 31, 1999 was contingently liable for approximately $19,163 under outstanding standby letters of credit and guarantees related to these lines of credit and other obligations.

In addition, at December 31, 1999 the Company had a $8,096 credit facility with a United Kingdom bank (U.K. facility), secured by a corporate guarantee. The Company was contingently liable under the U.K. facility at December 31, 1999 for $8,096 used to secure customs bonds issued by foreign governments.

At December 31, 1999, the Company was in compliance with all restrictive covenants of these credit lines and the associated credit facilities, including maintenance of certain minimum asset, working capital and equity balances and ratios.

NOTE 3. INCOME TAXES

Income tax expense for 1999, 1998 and 1997 includes the following components:

                          Federal         State         Foreign        Total
                          -------        -------        -------       -------
1999
     Current              $ 3,823          1,331         14,149        19,303
     Deferred              14,098          2,069             --        16,167
                          -------        -------        -------       -------
                          $17,921          3,400         14,149        35,470
                          =======        =======        =======       =======
1998
     Current              $ 9,526          2,071         13,009        24,606
     Deferred               2,726            971             --         3,697
                          -------        -------        -------       -------
                          $12,252          3,042         13,009        28,303
                          =======        =======        =======       =======
1997
     Current              $ 9,993          1,669         10,246        21,908
     Deferred               1,420            833             --         2,253
                          -------        -------        -------       -------
                          $11,413          2,502         10,246        24,161
                          =======        =======        =======       =======


Income tax expense differs from amounts computed by applying the U.S. Federal income tax rate of 35% to earnings before income taxes as a result of the following:

                                                      1999            1998              1997
                                                      ----            ----              ----
Computed "expected" tax expense                   $ 33,126          26,452            21,900
Increase (reduction) in
     income taxes resulting from:
     State and local income taxes,
         net of Federal income tax benefit           2,210           1,977             1,626
     Decrease in valuation allowance for
         deferred tax assets                          (147)           (207)              (85)
     Other, net                                        281              81               720
                                                  --------          ------            ------
                                                  $ 35,470          28,303            24,161
                                                  ========          ======            ======

The components of earnings before income taxes are as follows:

                                                      1999             1998             1997
                                                      ----             ----             ----
United States                                     $ 30,403           28,542           22,799
Foreign                                             64,242           47,035           39,773
                                                    ------           ------           ------
                                                  $ 94,645           75,577           62,572
                                                  ========           ======           ======

The tax effects of temporary differences, tax credits and operating loss carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are as follows:


Years ended December 31,                                               1999          1998
------------------------                                               ----          ----
Deferred tax assets:
     Foreign tax credits related to unremitted foreign earnings   $  29,044        21,453
     Accrued intercompany and third party charges,
         deductible for taxes upon economic performance
         (i.e. actual payment)                                        2,998         2,844
     Foreign currency translation adjustment                          2,952         2,183
     Provision for doubtful accounts receivable                       2,194         1,575
     Excess of financial statement over tax depreciation              2,181         1,703
     Other                                                              943         1,286
                                                                  ---------        ------
         Total gross deferred tax assets                             40,312        31,044
         Less valuation allowance                                       (76)         (223)
                                                                  ---------        ------
                                                                     40,236        30,821
                                                                  ---------        ------


Deferred tax liabilities:
     Unremitted foreign earnings                                  (33,823)    (23,108)
     Other                                                         (4,061)     (3,103)
                                                                  --------    --------
          Total gross deferred tax liabilities                    $(37,884)    (26,211)
                                                                  --------    --------
          Net deferred tax assets                                 $  2,352       4,610
                                                                  --------    --------
          Plus (less) current deferred tax liabilities (assets)   $    601      (2,427)
                                                                  --------    --------
          Noncurrent deferred tax assets                          $  2,953       2,183
                                                                  ========    ========


At December 31, 1999, the Company has net operating loss carryforwards for foreign income tax purposes of $218 which are available over an indefinite period to offset future foreign taxable income.

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

NOTE 4.  SHAREHOLDERS' EQUITY

A.   Dividends

On May 5, 1999, the Board of Directors declared a 2-for-1 stock split, effected in the form of a stock dividend of one share of common stock for every share outstanding, and increased the authorized common stock to 160,000,000 shares. The stock dividend was distributed on May 31, 1999 to shareholders of record on May 17, 1999. All share and per share information, except par value, has been adjusted for all years to reflect the stock split.

B.   Non-Discretionary Stock Repurchase Plan

The Company has a Non-Discretionary Stock Repurchase Plan under which management is authorized to repurchase up to 2,200,000 shares of the Company's common stock in the open market with the proceeds received from the exercise of Employee and Director Stock Options. As of December 31, 1999, the Company had repurchased and retired 1,858,566 shares of common stock at an average price of $12.97 over the period from 1994 through 1999.

C.   Stock Option Plans

The Company has two stock option plans (the "1985 Plan" and the "1997 Plan") for employees under which the Board of Directors may grant officers and key employees options to purchase common stock at prices equal to or greater than market value on the date of grant. The 1985 Plan provides for non-qualified grants at exercise prices equal to or greater than the market value on the date of grant. Outstanding options generally vest and become exercisable over periods up to five years from the date of grant and expire no more than 10 years from the date of grant. The 1997 Plan provides for qualified and non-qualified grants of options to purchase shares, limited to not more than 100,000 per person per year. Grants less than or equal to 20,000 shares in any fiscal year, are granted at or above common stock prices on the date of grant. Any 1997 Plan grants in excess of the initial 20,000 shares granted per person per year (Excess Grants) require an exercise price of not less than 120% of the common stock price on the date of grant. Excess Grants expire no later than 5 years from the date of grant. Excess Grants in 1997 vest completely 3 years from the date of grant.

The Company also has a stock option plan (Directors Plan) under which non-employee directors elected at each annual meeting are granted non-qualified options to purchase 8,000 shares of common stock on the first business day of the month following the meeting.

Upon the exercise of non-qualified stock options, the Company derives a tax deduction measured by the excess of the market value over the option price at the date of exercise. The related tax benefit is credited to additional paid-in capital.

Details regarding the plans are as follows:



                                             Unoptioned Shares           Outstanding Options
                               --------------------------------------    ----------------------
                                                                                       Weighted
                                                                                        average
                                   1985         1997       Directors'     Number of   price per
                                   Plan         Plan            Plan         shares       share
                               ----------    ----------    ----------    ----------  ----------
Balance at December 31, 1996      236,328          --         128,000     5,322,680      $ 4.18
                               ----------    ----------    ----------    ----------      ------
Options authorized                   --       4,000,000          --            --          --
Options granted                   (30,000)     (832,900)      (24,000)      886,900      $13.08
Options exercised                    --            --            --        (470,720)     $ 3.36
Options canceled                  195,000         7,400          --        (202,400)     $ 5.73
                               ----------    ----------    ----------    ----------      ------
Balance at December 31, 1997      401,328     3,174,500       104,000     5,536,460      $ 5.65
                               ----------    ----------    ----------    ----------      ------

Options granted                  (210,000)     (863,400)      (24,000)    1,097,400      $21.78
Options exercised                    --            --            --        (318,100)     $ 4.54
Options canceled                   66,250        52,400          --        (118,650)     $ 4.27
                               ----------    ----------    ----------    ----------      ------
Balance at December 31, 1998      257,578     2,363,500        80,000     6,197,110      $ 8.49
                               ----------    ----------    ----------    ----------      ------

Options granted                  (100,000)     (908,900)      (24,000)    1,032,900      $31.98
Options exercised                    --            --            --      (1,323,405)     $ 3.47
Options canceled                   43,750       138,000          --        (181,750)     $20.04
                               ----------    ----------    ----------    ----------      ------
Balance at December 31, 1999      201,328     1,592,600        56,000     5,724,855      $13.47
                               ==========    ==========    ==========    ==========      ======


The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option and its employee stock purchase rights plans. Accordingly, no compensation cost has been recognized for its fixed stock option or employee stock purchase rights plans. Had compensation cost for the Company's three stock based compensation and employee stock purchase rights plans been determined consistent with SFAS No. 123, the Company's net earnings, basic earnings per share and diluted earnings per share would have been decreased to the pro forma amounts indicated below:


                                                           1999            1998            1997
                                                           ----            ----            ----
Net earnings - as reported                              $59,175          47,274          38,411
Net earnings - pro forma                                $52,111          42,697          36,216
Basic earnings per share - as reported                  $  1.18             .96             .79
Basic earnings per share - pro forma                    $  1.05             .87             .74

Diluted earnings per share - as reported                $  1.10             .89             .73
Diluted earnings per share - pro forma                  $   .98             .82             .70


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:


                                                           1999            1998            1997
                                                           ----            ----            ----
Dividend yield                                              .23%            0.3%            0.5%
Volatility                                                   47%             45%             39%
Risk-free interest rates                              5.1 - 5.9%      4.6 - 5.7%      5.5 - 6.7%
Expected life (years) -
     stock option plans                                 5.5 - 7               7               7
Expected life (years) -
     stock purchase rights plan                               1               1               1
Weighted average fair value of
     stock options granted during the year               $17.55          $11.49           $5.98
Weighted average fair value
     of stock purchase rights                             $8.98           $6.25           $4.88


The following table summarizes information about fixed-price stock options outstanding at December 31, 1999:


                                                   Weighted      Weighted                          Weighted
                                                    average       average                           average
         Range of               Number            remaining      exercise           Number         exercise
   exercise price          outstanding     contractual life         price      exercisable            price
   --------------          -----------     ----------------      --------      -----------         --------
   $ 2.66 -  3.29            1,066,755            1.6 years        $ 2.98        1,066,755           $ 2.98
   $ 3.47 -  5.69            1,571,300            4.9 years        $ 5.17        1,260,550           $ 5.06
   $ 6.04 - 14.66              924,000            7.0 years        $10.74          174,500           $ 8.31
   $15.04 - 21.94            1,178,000            7.4 years        $20.73           24,000           $19.38
   $27.50 - 32.09              984,800            9.3 years        $31.98           24,000           $29.25
   --------------            ---------            ---------        ------        ---------           ------
   $ 2.66 - 32.09            5,724,855            5.9 years        $13.47        2,549,805           $ 4.77


D.       Basic and Diluted Earnings Per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share in 1999, 1998 and 1997.


                                                                    Weighted
                                                         Net         average              Earnings
                                                    earnings          shares             per share
                                                 -----------      -----------            ---------
1999

Basic earnings per share                          $   59,175       50,137,045             $   1.18
Effect of dilutive potential common shares             --           3,690,772                --
                                                  ----------       ----------             --------
Diluted earnings per share                        $   59,175       53,827,817             $   1.10
                                                  ==========       ==========             ========

1998

Basic earnings per share                          $   47,274       49,234,438             $    .96
Effect of dilutive potential common shares             --           3,823,946                --
                                                  ----------       ----------             --------
Diluted earnings per share                        $   47,274       53,058,384             $    .89
                                                  ==========       ==========             ========

1997

Basic earnings per share                          $   38,411       48,857,858             $    .79
Effect of dilutive potential common shares             --           3,789,186                --
                                                  ----------       ----------             --------
Diluted earnings per share                        $   38,411       52,647,044             $    .73
                                                  ==========       ==========             ========


E.   Stock Purchase Plan

The Company's 1988 Employee Stock Purchase Plan provides for 2,800,000 shares of the Company's common stock to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year. The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of (1) 85% of the fair market value of the Company's stock on July 31 or (2) 85% of the fair market value of the Company's stock on the preceding August 1. At December 31, 1999, 1998 and 1997, an aggregate of 2,169,235 shares, 1,917,844 shares and
1,692,290 shares, respectively, had been issued under the plan, and at December 31, 1999, $2,753 had been withheld in connection with the plan year ending July 31, 2000.

NOTE 5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, other than cash, consist primarily of cash equivalents, short-term investments, accounts receivable, short-term borrowings, accounts payable and accrued expenses, and stock purchase rights. The fair values of these financial instruments, excluding stock purchase rights, approximate their carrying amounts based upon market interest rates or their short term nature. The fair value of the stock purchase rights, which have a carrying value of zero, has been determined using market prices for the related stock, and is approximately $5,862 as of December 31, 1999.

NOTE 6.  COMMITMENTS

A.   Leases

The Company occupies office and warehouse facilities under terms of operating leases expiring up to 2005. At December 31, 1999, future minimum annual lease payments under all leases are as follows:

     2000                                                               $19,370
     2001                                                                12,282
     2002                                                                10,463
     2003                                                                 8,503
     2004                                                                 4,727
                                                                         ------
     Thereafter                                                           2,479
                                                                         -----
                                                                        $57,824
                                                                        =======

B.   Employee Benefits

The Company has employee savings plans under which the Company provides a discretionary matching contribution. In 1999, 1998, and 1997, the Company's contributions under the plans were $2,663, $2,219, and $1,119, respectively.

NOTE 7.  CONTINGENCIES

The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management's opinion, will have a significant effect on the Company's financial condition.

NOTE 8.  BUSINESS SEGMENT INFORMATION

Financial information regarding the Company's 1999, 1998, and 1997 operations by geographic area are as follows:


                                          Other                         Australia/
                              United      North        Far                    New     Latin    Middle      Elimi-     Consoli-
                              States    America       East      Europe    Zealand   America      East     nations        dated
                              ------    -------       ----      ------  ---------   -------    ------     -------     --------
1999
Revenues from
    unaffiliated
    customers                $358,454     21,407    821,977    175,794     12,995     8,224    45,724           -    1,444,575
Transfers between
    geographic areas           18,150      1,049      3,347      7,364      3,227     2,001     1,950     (37,088)           -
                             --------     ------    -------    -------     ------    ------    ------     -------    ---------
Total revenues               $376,604     22,456    825,324    183,158     16,222    10,225    47,674     (37,088)   1,444,575
                             ========     ======    =======    =======     ======    ======    ======     ========   =========

Net revenues                 $206,198     14,699    101,790     89,043     10,974     4,983    14,799           -      442,486
Operating income             $ 30,747      2,279     37,779     17,535      2,127       442     2,414           -       93,323
Identifiable assets
    at year end              $270,760     14,280     94,652     98,030      9,183     7,587    17,288           -      511,780
Capital expenditures         $ 14,109      1,347      3,740      3,733        693       272     2,688           -       26,582
Depreciation and
    amortization             $ 11,511        618      3,429      3,302        614       251     1,094           -       20,819
Equity                       $282,385      2,814     81,956     24,888      6,558      (179)    2,931    (118,968)     282,385
                             --------     ------    -------    -------     ------    ------    ------     -------    ---------

1998
Revenues from
    unaffiliated
    customers                $311,897     12,361    562,500    143,925     10,160     3,172    19,692           -    1,063,707
Transfers between
    geographic areas           13,116        765      3,061      6,558      2,400     1,482     1,029     (28,411)           -
                             --------     ------    -------    -------     ------    ------    ------     -------    ---------
Total revenues               $325,013     13,126    565,561    150,483     12,560     4,654    20,721     (28,411)   1,063,707
                             ========     ======    =======    =======    =======    ======    ======     =======    =========

Net revenues                 $170,748      8,492     82,025     74,199      8,589     3,604     5,793           -      353,450
Operating income             $ 27,214        906     29,343     13,945      1,384      (264)      844           -       73,372
Identifiable assets
    at year end              $220,786     12,511     70,465     84,112      6,987     3,547     8,188           -      406,596
Capital expenditures         $ 40,053        592      5,998      3,686        748       570       808           -       52,455
Depreciation and
    amortization             $  8,225        459      2,481      2,957        511       251       663           -       15,547
Equity                       $217,198      1,184     71,012     17,283      4,874      (865)    1,556     (95,044)     217,198
                             --------     ------    -------    -------     ------    ------    ------     -------    ---------

1997
Revenues from
    unaffiliated
    customers                $285,166      6,929    526,878    112,726      9,611     2,594    10,098           -      954,002
Transfers between
    geographic areas           11,819        436      3,044      4,688      1,847     1,109       788     (23,731)           -
                             --------     ------    -------    -------     ------    ------    ------     -------    ---------
Total revenues               $296,985      7,365    529,922    117,414     11,458     3,703    10,886     (23,731)     954,002
                             ========     ======    =======    =======     ======     =====    ======     ========     =======

Net revenues                 $140,150      4,315     76,637     55,354      7,847     2,675     3,546           -      290,524
Operating income             $ 22,934        351     25,709     10,104      1,125      (172)     (136)          -       59,915
Identifiable assets
    at year end              $170,999      7,739     80,458     70,979      5,850     2,991     5,090           -      344,106
Capital expenditures         $ 20,695        813      2,642      4,142        980       189       846           -       30,307
Depreciation and
    amortization             $  5,755        289      1,749      2,319        449       202       396           -       11,159
Equity                       $171,854      1,032     62,204     10,410      4,278    (1,258)      995     (77,661)     171,854
                             --------     ------    -------    -------     ------    ------    ------     -------    ---------



The Company charges its subsidiaries and affiliates for services rendered in the United States on a cost recovery basis.

NOTE 9.           QUARTERLY RESULTS (UNAUDITED)

                              1st         2nd        3rd         4th
1999
Revenues                     $283,712    331,980    406,139    422,743
Net revenues                   94,413    104,230    119,719    124,124
Net earnings                    9,521     13,229     17,839     18,587
Basic earnings per share          .19        .26        .35        .37
Diluted earnings per share        .18        .25        .33        .34

1998
Revenues                     $223,349    241,970    289,675    308,713
Net revenues                   75,764     82,374     92,890    102,422
Net earnings                    8,034     11,080     14,217     13,943
Basic earnings per share          .16        .23        .29        .28
Diluted earnings per share        .15        .21        .27        .26



Net revenues are determined by deducting freight consolidation costs from total revenues. The sum of quarterly per share data may not equal the per share total reported for the year.



                                                  SCHEDULE II

                                 EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

                                       VALUATION AND QUALIFYING ACCOUNTS

                             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                                (in thousands)


                                                   Additions
                                          ----------------------------
                         Balance at       Charged to                                             Balance
                          beginning        costs and                         Deductions           at end
Description                 of year         expenses             Other       write-offs          of year
-----------              ----------       ----------        ----------       ----------          -------
allowance for
doubtful accounts
receivable

1999                         $8,198           $2,966        $       --           $  898           $10,266
                             ======           ======        ==========           ======           =======
1998                         $6,449           $2,612        $       --           $  863           $ 8,198
                             ======           ======        ==========           ======           =======
1997                         $5,047           $3,344        $       --           $1,942           $ 6,449
                             ======           ======        ==========           ======           =======


                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                             ----------------------

                                  ANNUAL REPORT

                                       ON

                                    FORM 10-K

                              FOR FISCAL YEAR ENDED

                                DECEMBER 31, 1999

                             -----------------------

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

                                    EXHIBITS

                                INDEX TO EXHIBITS

Exhibit
Number                        Description
-------                       -----------
21.1                Subsidiaries of the Registrant.

23.1                Consent of Independent Certified Public Accountants.

27.                 Financial Data Schedule (Filed Electronically Only).