Form 10-Q
period 2000-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2000-05-15
CIK 746515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF  1934

For the quarterly period ended March 31, 2000

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

     At May 8, 2000, the number of shares outstanding of the issuer's Common Stock was 50,885,631.


                               Page 1 of 16 pages.

                      The Exhibit Index appears on page 16.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                    EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                                  AND SUBSIDIARIES

                                        Condensed Consolidated Balance Sheets
                                          (In thousands, except share data)


                                                                             March 31,    December 31,
                                                                               2000           1999
                                                                             ---------    ------------
ASSETS                                                                      (Unaudited)
Current assets:
    Cash and cash equivalents                                                $ 114,811    $  71,183
    Short term investments                                                       1,008        1,171
    Accounts receivable, less
       allowance for doubtful accounts
       of $10,235 at March 31, 2000 and
       $10,266 at December 31, 1999                                            279,364      314,789
    Other current assets                                                        16,586       15,566
                                                                             ---------    ---------
       Total current assets                                                    411,769      402,709

Property and equipment, less accumulated depreciation
    and amortization of $72,329 at March 31, 2000
    and  $67,684 at December 31, 1999                                          104,652      105,905
Deferred Federal and state income taxes                                          6,411        5,584
Other assets, net                                                               22,550       21,263
                                                                             ---------    ---------
                                                                             $ 545,382    $ 535,461
                                                                             ---------    ---------
                                                                             ---------    ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings                                                        1,752       19,442
    Accounts payable                                                           193,677      184,805
    Federal, state and foreign income taxes                                     11,992       11,081
    Deferred Federal and state income taxes                                      4,869        3,232
    Other current liabilities                                                   35,382       34,516
                                                                             ---------    ---------
       Total current liabilities                                               247,672      253,076

Shareholders' equity:
    Preferred stock, par value $.01
       per share. Authorized 2,000,000
       shares; none issued                                                        --           --

    Common stock, par value $.01 per share. Authorized 160,000,000 shares;
       issued and outstanding 50,876,731 shares at March 31, 2000, and
       50,644,407 at
       December 31, 1999                                                           509          507
    Additional paid-in capital                                                  32,938       29,729
    Retained earnings                                                          270,554      257,198
    Accumulated other comprehensive loss                                        (6,291)      (5,049)
                                                                             ---------    ---------

       Total shareholders' equity                                              297,710      282,385
                                                                             ---------    ---------

                                                                             $ 545,382    $ 535,461
                                                                             ---------    ---------
                                                                             ---------    ---------


See accompanying notes to consolidated financial statements.

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                        (In thousands, except share data)

                                   (Unaudited)


                                                                    Three months ended
                                                                           March 31,
                                                          -------------------------------------
                                                                 2000                    1999
                                                          -----------               -----------
Revenues:
    Airfreight                                            $   208,181               $   182,117
    Ocean freight                                              94,968                    65,073
    Customs brokerage and import services                      45,895                    36,522
                                                          -----------               -----------

       Total revenues                                         349,044                   283,712
                                                          -----------               -----------

Operating expenses:
    Airfreight consolidation                                  162,396                   142,027
    Ocean freight consolidation                                71,176                    47,272
    Salaries and related costs                                 66,106                    54,499
    Selling and promotion                                       4,463                     3,661
    Rent                                                        4,549                     4,289
    Depreciation and amortization                               5,575                     4,771
    Other                                                      13,869                    12,474
                                                          -----------               -----------

       Total operating expenses                               328,134                   268,993
                                                          -----------               -----------

    Operating income                                           20,910                    14,719
                                                          -----------               -----------

Interest expense                                                 (106)                     (188)
Interest income                                                   746                       533
Other, net                                                       (125)                       52
                                                          -----------               -----------

    Other income, net                                             515                       397
                                                          -----------               -----------

Earnings before income taxes                                   21,425                    15,116
Income tax expense                                              8,069                     5,595
                                                          -----------               -----------

    Net earnings                                          $    13,356               $     9,521
                                                          -----------               -----------
                                                          -----------               -----------

Basic earnings per share                                  $       .26               $       .19
                                                          -----------               -----------
                                                          -----------               -----------
Diluted earnings per share                                $       .25               $       .18
                                                          -----------               -----------
                                                          -----------               -----------
Weighted average basic shares outstanding                  50,709,772                49,606,392
                                                          -----------               -----------
                                                          -----------               -----------
Weighted average diluted shares outstanding                54,480,938                53,329,104
                                                          -----------               -----------
                                                          -----------               -----------


See accompanying notes to consolidated financial statements.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                   (Unaudited)


                                                                                          Three months ended
                                                                                                March 31,
                                                                                          ------------------
                                                                                      2000                   1999
                                                                                      ----                   ----
Operating activities:
    Net earnings                                                                $  13,356                $   9,521
    Adjustments to reconcile net earnings to
       net cash provided by operating activities:
       Provision for losses on accounts receivable                                    132                      971
       Deferred income tax expense                                                  4,532                    6,027
       Depreciation and amortization                                                5,575                    4,771
       Other                                                                          279                      107
    Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable                                  34,423                  (17,019)
       Increase in other current assets                                            (1,132)                  (4,557)
       Increase in accounts payable and other current liabilities                  10,797                   22,849
                                                                                ---------                ---------

Net cash provided by operating activities                                          67,962                   22,670
                                                                                ---------                ---------

Investing activities:
    Decrease in short-term investments                                                189                      183
    Purchase of property and equipment                                             (4,978)                  (5,366)
    Other                                                                          (1,359)                  (1,689)
                                                                                ---------                ---------

Net cash used in investing activities                                              (6,148)                  (6,872)
                                                                                ---------                ---------

Financing activities:
    Increase (decrease) in short-term borrowings, net                             (17,655)                   4,088
    Proceeds from issuance of common stock                                          1,070                    2,282
    Repurchases of common stock                                                      (877)                  (2,305)
                                                                                ---------                ---------

Net cash provided by (used in) financing activities                               (17,462)                   4,065

Effect of exchange rate changes on cash                                              (724)                  (1,747)
                                                                                ---------                ---------

Increase in cash and cash equivalents                                              43,628                   18,116

Cash and cash equivalents at beginning
    of period                                                                      71,183                   49,429
                                                                                ---------                ---------

Cash and cash equivalents at end of period                                      $ 114,811                $  67,545
                                                                                ---------                ---------
                                                                                ---------                ---------

Interest and taxes paid:
    Interest                                                                    $     110                $     170
    Income taxes                                                                    3,001                    2,118


See notes to accompanying consolidated financial statements.

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

     The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Certain 1999 amounts have been reclassified to conform to the 2000 presentation. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 10-K as filed with the Securities and Exchange Commission on or about March 29, 2000.

Note 2.  Comprehensive Income

     Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, these consist of foreign currency translation gains and losses, net of related income tax effects.

     The components of total comprehensive income for interim periods are presented in the following table:


                               Three months ended March 31,
(Dollars in thousands)               2000        1999
                                  ---------   ---------
Net earnings                      $ 13,356    $  9,521

Foreign currency translation
    adjustments net of deferred
    taxes of $668 and $468          (1,242)       (870)
                                  ---------   ---------

Total comprehensive income        $ 12,114    $  8,651
                                  ---------   ---------
                                  ---------   ---------


Note 3.   Business Segment Information

     Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information" establishes standards for the way that public companies report selected information about segments in their financial statements.

     The Company is organized functionally in geographic operating segments. Accordingly, management focuses its attention on revenues, net revenues, operating income, identifiable assets, capital expenditures, depreciation and amortization and equity generated by or allocated to each of these geographical areas when evaluating effectiveness of geographic management.

     Financial information regarding the Company's operations by geographic area for the three months ended March 31, 2000 and 1999 are as follows:


                                        Other                         Australia/
                            United      North                                New      Latin     Middle      Elimi-    Consoli-
                            States    America    Far East     Europe     Zealand    America       East     nations       Dated
                            ------    -------    --------     ------  ----------    -------     ------     -------    --------
Three months ended
March 31, 2000

Revenues from
   unaffiliated
   customers               $ 97,301      6,927    178,658     45,462      3,419      3,113      14,164       --       349,044
Transfers between
   geographic areas        $  4,709        259        846      2,071        750        628         752    (10,015)       --
                           --------   --------   --------   --------   --------   --------    --------   --------    --------
Total revenues             $102,010      7,186    179,504     47,533      4,169      3,741      14,916    (10,015)    349,044
                           --------   --------   --------   --------   --------   --------    --------   --------    --------
                           --------   --------   --------   --------   --------   --------    --------   --------    --------

Net revenues               $ 54,217      5,252     23,810     23,315      2,744      1,680       4,454       --       115,472
Operating income           $  5,850        451      8,144      4,696        612        267         890       --        20,910
Identifiable assets
   at quarter end          $276,266     16,832    103,120     96,713      9,379      8,656      17,242     17,174     545,382
Capital expenditures       $  2,580        412        965        662        110         73         176       --         4,978
Depreciation and
   amortization            $  3,149        253        881        819        136         70         267       --         5,575
Equity                     $297,710      3,061     88,879     23,409      6,479         76       3,432   (125,336)    297,710
                           --------   --------   --------   --------   --------   --------    --------   --------    --------

Three months ended
March 31, 1999

Revenues from
   unaffiliated
   customers               $ 79,187      4,822    148,507     37,768      2,577      1,689       9,162       --       283,712
Transfers between
   geographic areas           3,481        210        760      1,581        673        406         357     (7,468)       --
                           --------   --------   --------   --------   --------   --------    --------   --------    --------
Total revenues             $ 82,668      5,032    149,267     39,349      3,250      2,095       9,519     (7,468)    283,712
                           --------   --------   --------   --------   --------   --------    --------   --------    --------
                           --------   --------   --------   --------   --------   --------    --------   --------    --------

Net revenues               $ 43,271      3,525     21,192     20,102      2,266      1,048       3,009       --        94,413
Operating income           $  3,132        391      6,826      3,664        338         31         337       --        14,719
Identifiable assets
   at quarter end          $221,772     15,043     80,067     86,019      8,284      4,290      12,711     17,748     445,934
Capital expenditures       $  2,699        274        420        988        145        123         717       --         5,366
Depreciation and
   amortization            $  2,696        126        740        788        140         60         221       --         4,771
Equity                     $230,592      1,437     76,427     18,543      5,256       (555)      2,474   (103,582)    230,592
                           --------   --------   --------   --------   --------   --------    --------   --------    --------


The Company charges its subsidiaries and affiliates for services rendered in the United States on a cost recovery basis.

Note 4.  Basic and Diluted Earnings per Share

     The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share in the first quarter of 2000 and 1999:


                                                                              Weighted
(Amounts in thousands, except                                 Net              Average     Earnings
share and per share amounts)                             Earnings               Shares    Per Share
-----------------------------                           ---------           ----------   -----------
2000
----

Basic earnings per share                                $  13,356           50,709,772   $       .26
Effect of dilutive potential common shares                     --            3,771,166            --
                                                        ---------           ----------   -----------
Diluted earnings per share                              $  13,356           54,480,938   $       .25
                                                        ---------           ----------   -----------
                                                        ---------           ----------   -----------

1999
----

Basic earnings per share                               $    9,521           49,606,392   $       .19
Effect of dilutive potential common shares                     --            3,722,712            --
                                                        ---------           ----------   -----------
Diluted earnings per share                             $    9,521           53,329,104   $       .18
                                                        ---------           ----------   -----------
                                                        ---------           ----------   -----------


Note 5. Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting standards for derivative and hedging transactions. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure. The Company does not use derivative instruments and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company's ability to move money freely around the world. Any such hedging activity during the first quarter of 2000 was insignificant.

The Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", to be effective the second quarter of 2000. The Company does not anticipate that compliance with SAB No. 101 will result in any material change to the Company's revenue recognition policies.

Financial Accounting Standards Board (FAS) Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for certain issues. The Interpretation is effective July 1, 2000. The Company does not anticipate that implementation of FAS Interpretation No. 44 will result in a significant impact on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES LITIGATION
 REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

Certain portions of this report on Form 10-Q including the sections entitled "Currency and Other Risk Factors" and "Liquidity and Capital Resources" contain forward-looking statements which must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. In addition to risk factors identified elsewhere in this report, attention should be given to the factors identified and discussed in the report on Form 10-K filed on or about March 29, 2000.

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

RESULTS OF OPERATIONS

     The following table shows the consolidated net revenues (revenues less consolidation expenses) attributable to the Company's principal services and the Company's expenses for the three-month periods ended March 31, 2000 and 1999, expressed as percentages of net revenues. With respect to the Company's services other than consolidation, net revenues are identical to revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers' charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

     The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.


                                         Three months ended March 31,
                                     2000                            1999
                            ------------------------       -------------------------
                                            Percent                          Percent
                                             of net                           of net
                             Amount        revenues          Amount         revenues
                            --------       --------        --------       ----------
                                           (Amounts in thousands)
Net Revenues:

Airfreight                  $ 45,785             40%       $ 40,090             42%
Ocean freight                 23,792             20          17,801             19
Customs brokerage and
    import services           45,895             40          36,522             39
                            --------       --------        --------       --------

    Net revenues             115,472            100          94,413            100
                            --------       --------        --------       --------

Operating expenses:

Salaries and
    related costs             66,106             57          54,499             57
Other                         28,456             25          25,195             27
                            --------       --------        --------       --------

    Total operating
      expenses                94,562             82          79,694             84
                            --------       --------        --------       --------

Operating income              20,910             18          14,719             16
Other income, net                515             --             397             --
                            --------       --------        --------       --------

Earnings before
    income taxes              21,425             18          15,116             16
Income tax expense             8,069              7           5,595              6
                            --------       --------        --------       --------

    Net earnings            $ 13,356             11%       $  9,521             10%
                            --------       --------        --------       --------
                            --------       --------        --------       --------


     Airfreight net revenues increased 14% for the three-month period ended March 31, 2000 as compared with the same period for 1999. This increase was primarily due to increased airfreight tonnage handled by the Company's expanding global network. Management also believes that the Company benefited from improving economic conditions in several Far Eastern countries.

     Ocean freight net revenues increased 34% for the three-month period ended March 31, 2000 as compared with the same period for 1999. The Company continued to aggressively market competitive ocean freight rates primarily on freight moving eastbound from the Far East. Management also has embarked on a strategy to improve market share on trade lanes other than eastbound from the Far East. The ocean forwarding business and ECMS (Expeditors Cargo Management Systems), the Company's ocean freight consolidation management and purchase order tracking service, continued to be instrumental in helping the Company to expand its market share.

   Customs brokerage and import services increased 26% for the three-month period ended March 31, 2000 as compared with the same period for 1999. This increase is the result of 1) the Company's growing reputation for providing high quality service, 2) consolidation within the customs brokerage market as customers seek out customs brokers with sophisticated computerized capabilities critical to an overall logistics management program, and 3) the growing importance of distribution services, which is included in this category, as a separate and distinct service offered to existing and potential customers.

     Salaries and related costs increased during the first quarter of 2000 compared to the same period in 1999 as a result of (1) the Company's increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity and (2) increased compensation levels. Salaries and related costs remained virtually constant as a percentage of net revenues. The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the Company's historical growth in revenues, net revenues and net earnings are a result of the incentives inherent in the Company's compensation program.

     Other operating expenses increased for the three-month period ended March 31, 2000 as compared with the same period in 1999 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company's growing operations. Other operating expenses as a percentage of net revenues decreased in the three-month period ended March 31, 2000, as compared with the same period in 1999, as the Company leveraged net revenue increases over other operating expenses with a largely fixed or fixed-variable cost component.

     Other income, net, increased for the three-month period ended March 31, 2000 as compared with the same period in 1999, principally due to higher interest income on a larger average cash balance during the period. Cash balances increased towards the end of the first quarter of 2000, after the payment of peak season trade obligations and after the collection of accounts receivable outstanding as of December 31, 1999.

     The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company's consolidated effective income tax rate during the three-month period ended March 31, 2000 increased slightly, to 37.7% from 37%, in the same period in 1999.

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

     The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. Dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Many of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among these offices or agents. Foreign currency gains and losses recognized during the first quarter of 2000 and 1999 were insignificant.

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

     Office Openings - The Company opened one start-up office during the first quarter of 2000 in Ciudad Juarez, Mexico.

     Internal Growth - Management believes that a comparison of "same store" growth is critical in the evaluation of the quality and extent of the Company's internally generated growth. This "same store" analysis isolates the financial contributions from offices that have been included in the Company's operating results for at least one full year. The table below presents "same store" comparisons for the first quarter of 2000 (which is the measure of any increase from the same quarter of 1999) and for the first quarter of 1999 (which measures growth over 1998).


                                                For the three months
                                                   ended March 31,
                                          2000                         1999
                                          ----                         ----
Net revenue                                22%                          21%
Operating income                           43%                          14%


Liquidity and Capital Resources

     The Company's principal source of liquidity is cash generated from operating activities. Net cash provided by operating activities for the three months ended March 31, 2000 was approximately $68 million, as compared with $22.7 million for the same period of 1999. This $45.3 million increase is principally due to a decrease in accounts receivable ($34.4 million) and an increase in accounts payable ($10.8 million).

     As stated elsewhere, the Company's business is subject to seasonal fluctuations. Cash flow fluctuates as a result of this seasonality. Historically, the first quarter shows an excess of customer collections over customer billings. This results in positive cash flow. The increased activity associated with peak season (typically commencing late second or early third quarter) causes an excess of customer billings over customer collections. This cyclical growth in customer receivables consumes available cash. In this situation, the Company has utilized short-term borrowings to satisfy normal operating expenditures. These short-term borrowings have been repaid when the trend reverses and customer collections exceed customer billings.

     As a customs broker, the Company makes significant 5-10 business day cash advances for the payment of duties and freight. These advances are made as an accommodation for a select group of credit-worthy customers. Cash advances are a "pass through" and are not recorded as a component of revenue and expense, but are accounted for as a direct increase in accounts receivable. As a result of these "pass through" billings, the conventional Days Sales Outstanding or DSO calculation does not directly measure collection efficiency.

     Cash used in investing activities for the three months ended March 31, 2000 was $6.1 million, as compared with $6.9 million during the same period of 1999. The largest use of cash in investing activities is cash paid for capital expenditures. In the first quarter of 2000, the Company made capital expenditures of $5.0 million as compared with $5.4 million for the same period in 1999. Capital expenditures in 2000 and in 1999 related primarily to investments in technology and office furniture and equipment.

     Cash used in financing activities during the first quarter of 2000 was $17.5 million as compared with cash provided by financing activities of $4.1 million for same period in 1999. In 2000, the Company paid down $17.7 million on short-term borrowings, as compared with an increase in short-term borrowings of $4.9 million that occurred during the same period of 1999. The Company uses the proceeds from stock option exercises to repurchase the Company's stock on the open market. The differences shown at the end of the first quarter of 2000 and 1999 between proceeds from the issuance of common stock and the amounts paid to repurchase common stock represent a timing difference in the receipt of proceeds and the subsequent repurchase of outstanding shares.

     At March 31, 2000, working capital was $164 million, including cash and short-term investments of $116 million. The Company had no long-term debt at March 31, 2000. While the nature of its business does not require an extensive investment in property and equipment, the Company cannot eliminate the possibility that it could acquire an equity interest in property in certain geographic locations. The Company currently expects to spend approximately
$30 million on property and equipment in 2000, which is expected to be financed with cash, short-term floating rate, and/or long-term fixed-rate borrowings.

     The Company borrows internationally and domestically under unsecured bank lines of credit totaling $53.6 million. At March 31, 2000, the Company was directly liable for $1.8 million drawn on these lines of credit and was contingently liable for an additional $9.9 million from standby letters of credit. In addition, the Company maintains a bank facility with its U.K. bank for $8.0 million.

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

     Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. Dollar, throughout the three months ended March 31, 2000, would have had the effect of raising operating income approximately $1.4 million. An average 10% strengthening of the U.S. Dollar, for the same period, would have the effect of reducing operating income approximately $1.2 million.

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

Interest Rate Risk

     At March 31, 2000, the Company had cash and cash equivalents and short-term investments of $115,819,000 and short-term borrowings of $1,752,000, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% would have an immaterial impact on the Company's earnings.

     In management's opinion, there has been no material change in the Company's market risk exposure in the first quarter of 2000.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K.

             Exhibit
             Number            Description
             ------            -----------

             Exhibit 27.1      Financial Data Schedule, EDGAR filing only.

(b) Reports on Form 8-K

         No reports on Form 8-K were filed in the quarter ended March 31, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.




May 12, 2000             /s/ PETER J. ROSE
                         -------------------
                         Peter J. Rose, Chairman
                          and Chief Executive Officer
                         (Principal Executive Officer)




May 12, 2000             /s/ R. JORDAN GATES
                         -------------------
                         R. Jordan Gates, Executive Vice President-Chief
                          Financial Officer and Treasurer
                         (Principal Financial and Accounting Officer)

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                          Form 10-Q Index and Exhibits

                                 March 31, 2000


Exhibit
Number       Description                                             Page Number
-------      -----------                                             -----------

27.1         Financial Data Schedule (Filed Electronically Only).


