Form 10-Q
period 2000-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2000-08-14
CIK 746515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At August 9, 2000, the number of shares outstanding of the issuer's Common Stock was 51,266,563.

                               Page 1 of 16 pages.

                      The Exhibit Index appears on page 15.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                    June 30,   December 31,
ASSETS                                                2000        1999
                                                   ---------    ---------
                                                  (Unaudited)
Current assets:
     Cash and cash equivalents                     $ 128,603    $  71,183
     Short-term investments                              243        1,171
     Accounts receivable, less
         allowance for doubtful accounts of
         $10,632 at June 30, 2000 and $10,266
         at December 31, 1999                        305,200      314,789
     Other current assets                             20,424       15,566
                                                   ---------    ---------
         Total current assets                        454,470      402,709

Property and equipment, less
     accumulated depreciation and
     amortization of $75,704 at June 30,
     2000 and $67,684 at December 31, 1999           104,695      105,905
Deferred Federal and state income taxes                7,090        5,584
Other assets, net                                     22,868       21,263
                                                   ---------    ---------
                                                   $ 589,123    $ 535,461
                                                   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings                             2,603       19,442
     Accounts payable                                214,197      184,805
     Federal, state and foreign income taxes          12,509       11,081
     Deferred Federal and state income taxes           6,021        3,232
     Other current liabilities                        38,860       34,516
                                                   ---------    ---------
         Total current liabilities                   274,190      253,076

Shareholders' equity:
     Preferred stock, par value $.01
         per share. Authorized 2,000,000
         shares; none issued                              --           --
     Common stock, par value $.01 per share.
         Authorized 160,000,000 shares; issued
         and outstanding 51,227,913 shares
         at June 30, 2000, and 50,644,407 shares
         at December 31, 1999                            512          507
     Additional paid-in capital                       36,643       29,729
     Retained earnings                               285,070      257,198
     Accumulated other comprehensive loss             (7,292)      (5,049)
                                                   ---------    ---------

     Total shareholders' equity                      314,933      282,385
                                                   ---------    ---------

                                                   $ 589,123    $ 535,461
                                                   =========    =========

See accompanying notes to condensed consolidated financial statements.

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                        (In thousands, except share data)

                                   (Unaudited)

                                                   Three months ended              Six months ended
                                                         June 30,                        June 30,
                                              ----------------------------    ----------------------------
                                                  2000            1999            2000            1999
                                              ------------    ------------    ------------    ------------
Revenues:
     Airfreight                               $    236,472    $    207,190    $    444,653    $    389,306
     Ocean freight                                 117,246          84,233         212,214         149,307
     Customs brokerage and import services          50,778          40,557          96,673          77,080
                                              ------------    ------------    ------------    ------------
         Total revenues                            404,496         331,980         753,540         615,693
                                              ------------    ------------    ------------    ------------

Operating expenses:
     Airfreight consolidation                      186,192         164,407         348,588         306,434
     Ocean freight consolidation                    90,190          63,343         161,366         110,616
     Salaries and related costs                     69,578          57,508         135,684         112,006
     Selling and promotion                           4,912           4,184           9,375           7,845
     Depreciation and
         amortization                                5,563           5,101          11,138           9,873
     Rent                                            4,759           4,388           9,308           8,678
     Other                                          15,573          12,353          29,442          24,826
                                              ------------    ------------    ------------    ------------

         Total operating expenses                  376,767         311,284         704,901         580,278
                                              ------------    ------------    ------------    ------------

     Operating income                               27,729          20,696          48,639          35,415
                                              ------------    ------------    ------------    ------------

Interest expense                                        (6)           (218)           (112)           (406)
Interest income                                      1,374             602           2,120           1,135
Other, net                                             (99)            204            (224)            256
                                              ------------    ------------    ------------    ------------
     Other income, net                               1,269             588           1,784             985
                                              ------------    ------------    ------------    ------------

Earnings before income taxes                        28,998          21,284          50,423          36,400
Income tax expense                                  10,899           8,055          18,968          13,650
                                              ------------    ------------    ------------    ------------

     Net earnings                             $     18,099    $     13,229    $     31,455    $     22,750
                                              ============    ============    ============    ============

Basic earnings per share                      $        .35    $        .26    $        .62    $        .46
                                              ============    ============    ============    ============
Diluted earnings per share                    $        .33    $        .25    $        .58    $        .42
                                              ============    ============    ============    ============
Weighted average basic shares outstanding       51,069,135      50,047,632      50,889,454      49,965,265
                                              ============    ============    ============    ============
Weighted average diluted shares outstanding     54,598,481      53,796,404      54,554,334      53,609,273
                                              ============    ============    ============    ============

See accompanying notes to condensed consolidated financial statements.

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                   (Unaudited)

                                                         Three months ended        Six months ended
                                                               June 30,                 June 30,
                                                       ----------------------    ----------------------
                                                          2000         1999        2000         1999
                                                       ---------    ---------    ---------    ---------
Operating activities:
     Net earnings                                      $  18,099    $  13,229    $  31,455    $  22,750
     Adjustments to reconcile net earnings to
         net cash provided by operating activities:
         Provision for losses on accounts receivable         694          168          826        1,139
         Deferred income tax expense (benefit)             1,031       (1,528)       2,545         (388)
         Tax benefits from employee stock plans            3,797        2,572        6,815        7,459
         Depreciation and amortization                     5,563        5,101       11,138        9,873
         Other                                               212          288          491          394

     Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable      (25,723)     (30,782)       8,700      (30,053)
         Increase in other current assets                 (3,919)      (6,928)      (5,051)     (11,485)
         Increase in accounts payable and other
                  current liabilities                     23,829       12,956       34,626       18,057
                                                       ---------    ---------    ---------    ---------
Net cash provided (used) by operating activities          23,583       (4,924)      91,545       17,746
                                                       ---------    ---------    ---------    ---------

Investing activities:
     Decrease in short-term investments                      744           34          933          217
     Purchase of property and equipment                   (6,361)      (7,307)     (11,339)     (12,673)
     Other                                                  (295)      (1,601)      (1,654)      (3,290)
                                                       ---------    ---------    ---------    ---------

Net cash used by investing activities                     (5,912)      (8,874)     (12,060)     (15,746)
                                                       ---------    ---------    ---------    ---------

Financing activities:
     Short-term borrowings, net                              903       16,000      (16,752)      20,088
     Proceeds from issuance of common stock                2,535          852        3,605        3,134
     Repurchases of common stock                          (2,624)        (974)      (3,501)      (3,279)
     Dividends paid                                       (3,583)      (2,503)      (3,583)      (2,503)
                                                       ---------    ---------    ---------    ---------

Net cash provided (used) by financing activities          (2,769)      13,375      (20,231)      17,440

Effect of exchange rate changes on cash                   (1,110)        (226)      (1,834)      (1,973)
                                                       ---------    ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents          13,792         (649)      57,420       17,467

Cash and cash equivalents at beginning of period         114,811       67,545       71,183       49,429

Cash and cash equivalents at end of period             $ 128,603    $  66,896    $ 128,603    $  66,896
                                                       =========    =========    =========    =========

Interest and taxes paid:
     Interest                                          $      47    $     207    $     157    $     377
     Income taxes                                          8,947       11,867       11,948       13,985

See accompanying notes to condensed consolidated financial statements.

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

     The components of total comprehensive income for interim periods are presented in the following table:

                                   Three months ended        Six months ended
                                         June 30,                June 30,
                                     2000        1999        2000        1999
                                   --------    --------    --------    --------
(in thousands)

Net earnings                       $ 18,099    $ 13,229    $ 31,455    $ 22,750

Foreign currency translation
   adjustments net of tax of:
   $539 and $265 for 3 months
   ended June 30, 2000 and 1999,
   and $1,208 and $733 for the
   6 months ended June 30,
   2000 and 1999                     (1,001)       (492)     (2,243)     (1,362)
                                   --------    --------    --------    --------

Total comprehensive income         $ 17,098    $ 12,737    $ 29,212    $ 21,388
                                   ========    ========    ========    ========

Note 3.   Business Segment Information

     Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" establishes standards for the way that public companies report selected information about segments in their financial statements.

     The Company is organized functionally in geographic operating segments. Accordingly, management focuses its attention on revenues, net revenues, operating income, identifiable assets, capital expenditures, depreciation and amortization and equity generated by or allocated to each of these geographical areas when evaluating effectiveness of geographic management.

     Financial information regarding the Company's operations by geographic area for the three and six months ended June 30, 2000 are as follows:

                                           OTHER                          AUSTRA-
                               UNITED      NORTH                          LIA/NEW      LATIN      MIDDLE     ELIMI-    CONSOLI-
(in thousands)                 STATES    AMERICA   FAR EAST     EUROPE    ZEALAND    AMERICA        EAST    NATIONS       DATED
                             --------   --------   --------   --------   --------   --------    --------   --------    --------
Three months ended
 June 30, 2000:

Revenues from unaffiliated
  customers                  $104,821      7,652    217,123     50,957      3,239      3,494      17,210                404,496
Transfers between
  geographic areas           $  5,159        287        958      2,235        794        648         776    (10,857)         --
                             --------   --------   --------   --------   --------   --------    --------   --------    --------
Total revenues               $109,980      7,939    218,081     53,192      4,033      4,142      17,986    (10,857)    404,496
                             ========   ========   ========   ========   ========   ========    ========   ========    ========

Net revenues                 $ 57,826      5,770     30,314     24,586      2,811      1,936       4,871                128,114
Operating income             $  7,344        667     12,401      5,328        566        382       1,041                 27,729
Identifiable assets
  at quarter end             $309,206     18,597    113,896     98,778      9,004      9,801      18,447     11,394     589,123
Capital expenditures         $  3,229        467        951      1,147        144        168         255                  6,361
Depreciation and
  amortization               $  3,114        269        907        784        134         78         277                  5,563
Equity                       $314,933      3,392     93,078     25,525      6,690        231       4,163   (133,079)    314,933
                             --------   --------   --------   --------   --------   --------    --------   --------    --------

Three months ended
  June 30, 1999:

Revenues from
  unaffiliated customers     $ 85,602      6,015    185,075     40,271      3,131      1,247      10,639                331,980
Transfers between
  geographic areas           $  4,200        206        830      1,702       783        427         321     (8,469)          --
                             --------   --------   --------   --------   --------   --------    --------   --------    --------
Total revenues               $ 89,802      6,221    185,905     41,973      3,914      1,674      10,960     (8,469)    331,980
                             ========   ========   ========   ========   ========   ========    ========   ========    ========

Net revenues                 $ 49,355      4,220     22,984     20,382      2,708      1,097       3,484                104,230
Operating income             $  7,033        683      8,022      3,890        543         76         449                 20,696
Identifiable assets
  at quarter end             $256,030     13,411     87,809     87,478      8,116      4,547      13,386     20,539     491,316
Capital expenditures         $  4,383        389      1,087        917        118         40         373                  7,307
Depreciation and
  amortization               $  2,811        162        843        798        159         55         273                  5,101
Equity                       $243,398      2,021     71,138     19,049      5,864       (501)      2,190    (99,761)    243,398
                             --------   --------   --------   --------   --------   --------    --------   --------    --------

Six months ended
  June 30, 2000:

Revenues from
  unaffiliated customers     $202,122     14,579    395,781     96,419      6,658      6,607      31,374                753,540
Transfers between
  geographic areas           $  9,868        546      1,804      4,306     1,544      1,276       1,528    (20,872)          --
                             --------   --------   --------   --------   --------   --------    --------   --------    --------
Total revenues               $211,990     15,125    397,585    100,725      8,202      7,883      32,902    (20,872)    753,540
                             ========   ========   ========   ========   ========   ========    ========   ========    ========

Net revenues                 $112,043     11,022     54,124     47,901      5,555      3,616       9,325                243,586
Operating income             $ 13,194      1,118     20,545     10,024      1,178        649       1,931                 48,639
Identifiable assets
  at quarter end             $309,206     18,597    113,896     98,778      9,004      9,801      18,447     11,394     589,123
Capital expenditures         $  5,809        879      1,916      1,809        254        241         431                 11,339
Depreciation and
  amortization               $  6,263        522      1,788      1,603        270        148         544                 11,138
Equity                       $314,933      3,392     93,078     25,525      6,690        231       4,163   (133,079)    314,933
                             --------   --------   --------   --------   --------   --------    --------   --------    --------

Six months ended
  June 30, 1999:

Revenues from
  unaffiliated customers     $164,789     10,837    333,582     78,039      5,708      2,937      19,801                615,693
Transfers between
  geographic areas           $  7,681        416      1,590      3,283      1,456        833         679    (15,938)
                             --------   --------   --------   --------   --------   --------    --------   --------    --------
Total revenues               $172,470     11,253    335,172     81,322      7,164      3,770      20,480    (15,938)    615,693
                             ========   ========   ========   ========   ========   ========    ========   ========    ========

Net revenues                 $ 92,626      7,745     44,176     40,484      4,974      2,146       6,492                198,643
Operating income             $ 10,165      1,074     14,848      7,554        881        107         786                 35,415
Identifiable assets
  at quarter end             $256,030     13,411     87,809     87,478      8,116      4,547      13,386     20,539     491,316
Capital expenditures         $  7,082        663      1,507      1,905        263        162       1,091                 12,673
Depreciation and
  amortization               $  5,507        288      1,582      1,586        299        116         495                  9,873
Equity                       $243,398      2,021     71,138     19,049      5,864       (501)      2,190    (99,761)    243,398
                             --------   --------   --------   --------   --------   --------    --------   --------    --------

The Company charges its subsidiaries and affiliates for services rendered in the United States on a cost recovery basis.

Note 4.  Basic and Diluted Earnings per Share

     The following table reconciles the numerator and denominator of the basic and diluted per share computations for the three months and six months ended June 30, 2000 and 1999:

                                                 Three months ended June 30,
                                             -----------------------------------
                                                            Weighted
(in thousands, except share                         Net      Average    Earnings
and per share amounts)                         Earnings       Shares   Per Share
---------------------------                  ----------   ----------   ---------

2000
----

Basic earnings per share                     $   18,099   51,069,135   $    .35
Effect of dilutive potential common shares           --    3,529,346         --
                                             ----------   ----------   --------
Diluted earnings per share                   $   18,099   54,598,481   $    .33
                                             ==========   ==========   ========

1999
----

Basic earnings per share                     $   13,229   50,047,632   $    .26
Effect of dilutive potential common shares           --    3,748,772         --
                                             ----------   ----------   --------
Diluted earnings per share                   $   13,229   53,796,404   $    .25
                                             ==========   ==========   ========

                                                  Six months ended June 30,
                                             ----------------------------------
                                                            Weighted
(in thousands, except share                         Net      Average    Earnings
and per share amounts)                         Earnings       Shares   Per Share
---------------------------                  ----------   ----------   ---------

2000
----

Basic earnings per share                     $   31,455   50,889,454   $    .62
Effect of dilutive potential common shares           --    3,664,880         --
                                             ----------   ----------   --------
Diluted earnings per share                   $   31,455   54,554,334   $    .58
                                             ==========   ==========   ========

1999
----

Basic earnings per share                     $   22,750   49,965,265   $    .46
Effect of dilutive potential common shares           --    3,644,008         --
                                             ----------   ----------   --------
Diluted earnings per share                   $   22,750   53,609,273   $    .42
                                             ==========   ==========   ========

Note 5. Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting standards for derivative and hedging transactions. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure. The Company does not use derivative instruments and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company's ability to move money freely around the world. Any such hedging activity during each of the first two quarters of 2000 was insignificant.

     The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition", to be effective the fourth quarter of 2000. The Company does not anticipate that compliance with SAB No. 101 will result in any material change to the Company's revenue recognition policies.

     Financial Accounting Standards Board (FAS) Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for certain issues. The Interpretation is effective July 1, 2000. The Company does not anticipate that implementation of FAS Interpretation No. 44 will result in a significant impact on the Company's financial condition or results of operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES LITIGATION REFORM
     ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

     Certain portions of this report on Form 10-Q including the section entitled "Currency and Other Risk Factors" and "Liquidity and Capital Resources" contain forward-looking statements which must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. In addition to risk factors identified elsewhere in this report, attention should be given to the factors identified and discussed in the Company's report on Form 10-K filed on or about March 29, 2000.

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

RESULTS OF OPERATIONS

     The following table shows the consolidated net revenues (revenues less consolidation expenses) attributable to the Company's principal services and the Company's expenses for the three and six-month periods ended June 30, 2000 and 1999, expressed as percentages of net revenues. With respect to the Company's services other than consolidation, net revenues are identical to revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers' charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

     The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.

                                       Three months ended June 30,                  Six  months  ended June 30,
                                       2000                   1999                  2000                  1999
                                       ----                   ----                  ----                  ----
                                           Percent                Percent                Percent                Percent
                                            of net                 of net                 of net                 of net
                                Amount    Revenues     Amount    Revenues     Amount    Revenues     Amount    Revenues
                               --------   --------    --------   --------    --------   --------    --------   --------
                                                             (Amounts in thousands)
Net Revenues:

Airfreight                     $ 50,280         39%   $ 42,783         41%   $ 96,065         39%   $ 82,872         42%
Ocean freight                    27,056         21      20,890         20      50,848         21      38,691         19
Customs brokerage and
   import services               50,778         40      40,557         39      96,673         40      77,080         39
                               --------   --------    --------   --------    --------   --------    --------   --------

   Net revenues                 128,114        100     104,230        100     243,586        100     198,643        100
                               --------   --------    --------   --------    --------   --------    --------   --------

Operating expenses:

Salaries and related costs       69,578         54      57,508         55     135,684         56     112,006         56
Other                            30,807         24      26,026         25      59,263         24      51,222         26
                               --------   --------    --------   --------    --------   --------    --------   --------

   Total operating expenses     100,385         78      83,534         80     194,947         80     163,228         82
                               --------   --------    --------   --------    --------   --------    --------   --------

Operating income                 27,729         22      20,696         20      48,639         20      35,415         18
Other income, net                 1,269          1         588          1       1,784          1         985         --
                               --------   --------    --------   --------    --------   --------    --------   --------

Earnings before income taxes     28,998         23      21,284         21      50,423         21      36,400         18
Income tax expense               10,899          9       8,055          8      18,968          8      13,650          7
                               --------   --------    --------   --------    --------   --------    --------   --------

   Net earnings                $ 18,099         14%   $ 13,229         13%   $ 31,455         13%   $ 22,750         11%
                               ========   ========    ========   ========    ========   ========    ========   ========

    Airfreight net revenues increased 18% and 16% for the three and six-month periods ended June 30, 2000 as compared with the same periods for 1999. These increases were primarily due to increased airfreight tonnage handled by the Company's expanding global network.

    Ocean freight net revenues increased 30% and 31% for the three and six-month periods ended June 30, 2000 as compared with the same periods for 1999. The Company continued to aggressively market competitive ocean freight rates primarily on freight moving eastbound from the Far East. The ocean forwarding business and ECMS (Expeditors Cargo Management Systems), the Company's ocean freight consolidation management and purchase order tracking service, were again instrumental in helping the Company to expand market share.

     Customs brokerage and import services increased 25% for each of the three and six-month periods ended June 30, 2000 as compared with the same periods for 1999. These increases were the result of 1) the Company's growing reputation for providing high quality service, 2) consolidation within the customs brokerage market as customers seek out brokers with sophisticated computerized capabilities critical to an overall logistics management program, and 3) the growing importance of distribution services as a separate and distinct service offered to existing and potential customers, which is included in this category.

     Salaries and related costs increased during the three and six-month periods ended June 30, 2000 compared with the same periods in 1999 as a result of (1) the Company's increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels. Salaries and related costs have, however, remained relatively constant as a percentage of net revenues--a measure that management believes is significant in assessing the effectiveness of corporate cost containment objectives. The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the organic growth in revenues, net revenues and net earnings for the three and six-month periods ended June 30, 2000 and 1999 are a direct result of the incentives inherent in the Company's compensation program.

     Other operating expenses increased for the three and six-month periods ended June 30, 2000 as compared with the same periods in 1999 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company's growing operations. Other operating expenses as a percentage of net revenues decreased for the three and six-month periods ended June 30, 2000 as compared with the same periods in 1999.

     The Company pays income taxes in the United States and other jurisdictions. In addition, the Company pays various other taxes, which are typically included in costs of operations. Effective income tax rates during the three and six-month periods ended June 30, 2000 remained virtually constant as compared with the same periods in 1999.

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

     The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. Dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Many of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among these offices or agents. Foreign currency gains and losses recognized during the second quarter and for the first six months of 2000 and 1999 were immaterial.

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

Office Openings - The Company opened five start-up offices during the second quarter of 2000, as follows:

EUROPE                          ASIA                             LATIN AMERICA
------                          ----                             -------------
Budapest, Hungary               Ho Chi Minh City, Vietnam        Manaus, Brazil
Huizen, The Netherlands         Phnom Penh, Cambodia

     Internal Growth - Management believes that a comparison of "same store" growth is critical in the evaluation of the quality and extent of the Company's internally generated growth. This "same store" analysis isolates the financial contributions from offices that have been included in the Company's operating results for at least one full year. The table below presents same store comparisons for the quarter and for the six months ended June 30, 2000 (which is the measure of any increase from the same period of 1999) and for the quarter and the six months ended June 30, 1999 (which measures growth over 1998).

                   For the three months                   For the six months
                      ended June 30,                        ended June 30,
                      2000      1999                        2000       1999
                      ----      ----                        ----       ----
Net revenue           22%        23%                        22%        22%
Operating income      34%        24%                        38%        20%

Liquidity and Capital Resources

     The Company's principal source of liquidity is cash generated from operating activities. Net cash provided by operating activities for the six months ended June 30, 2000 was approximately $91.5 million, as compared with $17.7 million for the same period of 1999. This $73.8 million increase is principally due to a decrease in accounts receivable ($38.7 million) and an increase in accounts payable ($16.6 million).

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

     Cash used in investing activities for the six months ended June 30, 2000 was $12 million, as compared with $15.7 million during the same period of 1999. The largest use of cash in investing activities is cash paid for capital expenditures. In the first six months of 2000, the Company made capital expenditures of $11.3 million as compared with $12.7 million for the same period in 1999. Capital expenditures in 2000 and in 1999 related primarily to investments in technology and office furniture and equipment.

     Cash used in financing activities during the first six months of 2000 was $20.2 million as compared with cash provided by financing activities of $17.4 million for same period in 1999. In 2000, the Company paid down $16.8 million on short-term borrowings, as compared with an increase in short-term borrowings of $20.1 million that occurred during the same period of 1999. The Company uses the proceeds from stock option exercises to repurchase the Company's stock on the open market. The differences shown at the end of the second quarter of 2000 and 1999 between proceeds from the issuance of common stock and the amounts paid to repurchase common stock represent a timing difference in the receipt of proceeds and the subsequent repurchase of outstanding shares.

     At June 30, 2000, working capital was $180 million, including cash and short-term investments of $129 million. The Company had no long-term debt at June 30, 2000. While the nature of its business does not require an extensive investment in property and equipment, the Company cannot eliminate the possibility that it could acquire an equity interest in property in certain geographic locations. The Company currently expects to spend approximately $30 million on property and equipment in 2000, which is expected to be financed with cash, short-term floating rate, and/or long-term fixed-rate borrowings.

     The Company borrows internationally and domestically under unsecured bank lines of credit totaling $53.5 million. At June 30, 2000, the Company was directly liable for $2.6 million drawn on these lines of credit and was contingently liable for an additional $11.7 million from standby letters of credit. In addition, the Company maintains a bank facility with its U.K. bank for $7.6 million.

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

     Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. Dollar, throughout the six months ended June 30, 2000, would have had the effect of raising operating income approximately $3.3 million. An average 10% strengthening of the U.S. Dollar, for the same period, would have had the effect of reducing operating income approximately $2.7 million.

     The Company has approximately $70 million of intercompany transactions unsettled at any one point in time. The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company's ability to move money freely around the world. Any such hedging activity during each of the first two quarters of 2000 was insignificant. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

     At June 30, 2000, the Company had cash and cash equivalents and short-term investments of $128.8 million and short-term borrowings of $2.6 million, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% would have an immaterial impact on the Company's earnings.

     In management's opinion, there has been no material change in the Company's market risk exposure in the second quarter of 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The annual meeting of the Shareholders was held on May 3, 2000.

(b) The following directors were elected to the Board of Directors to serve a term of one year and until their successors are elected and qualified:

                                        For           Withheld
                                        ---           --------
         P.J. Rose               39,999,693           910,030
         J.L.K. Wang             40,001,001           908,722
         R.J. Gates              40,909,496               227
         J.J. Casey              39,999,920           909,803
         D.P. Kourkoumelis       40,001,145           908,578
         M.J. Malone             39,948,018           961,705
         J.W. Meisenbach         40,001,145           908,578


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-K.

       Exhibit
       Number        Description
       -------       -----------
    Exhibit 10.38    Loan Modification Agreement between the Company and Bank of
                     America, N.A. dated June 30, 2000 amending the net worth to $250,000,000, amending the maturity date to the Note and extending the termination date, as defined in the Credit
                     Agreement to June 29, 2001.

    Exhibit 27.1     Financial Data Schedule, Edgar Filing Only

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed in the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

August 14, 2000                     /s/ Peter J. Rose
                                    -------------------------------------------
                                    Peter J. Rose, Chairman and Chief Executive
                                    Officer (Principal Executive Officer)

August 14, 2000                     /s/ R. Jordan Gates
                                    -------------------------------------------
                                    R. Jordan Gates, Executive Vice President-
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                  EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
                                AND SUBSIDIARIES

                          Form 10-Q Index and Exhibits

                                  June 30, 2000

 Exhibit
  Number       Description
 -------       -----------
  10.38        Loan Modification Agreement between the Company and Bank of
               America, N.A. dated June 30, 2000 amending the net worth to $250,000,000, amending the maturity date to the Note and extending the termination date, as defined in the Credit
               Agreement to June 29, 2001.

  27.1         Financial Data Schedule (Filed Electronically Only)