Form 10-Q
period 2000-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2000-11-14
CIK 746515

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-13468

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
(Exact name of registrant as specified in its charter)

Washington (State of other jurisdiction of incorporation or organization)	91-1069248 (IRS Employer Identification Number)
1015 Third Avenue, 12th Floor
Seattle, Washington	98104
(Address of principal executive offices)	(Zip Code)

(206) 674-3400
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    At November 9, 2000, the number of shares outstanding of the issuer's Common Stock was 51,405,844.

Page 1 of 15 pages.
The Exhibit Index appears on page 15.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

    EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2000	December 31, 1999
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$142,998	$71,183
Short term investments	230	1,171
Accounts receivable, less allowance for doubtful accounts of $11,088 at September 30, 2000 and $10,266 at December 31, 1999	364,879	314,789
Other current assets	17,435	15,566

Total current assets	525,542	402,709
Property and equipment, less accumulated depreciation and amortization of $79,775 at September 30, 2000 and $67,684 at December 31, 1999	103,941	105,905
Deferred Federal and state income taxes	8,614	5,584
Other assets, net	22,737	21,263

	$660,834	$535,461

Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings	4,524	19,442
Accounts payable	249,384	184,805
Federal, state and foreign income taxes	18,084	11,081
Deferred Federal and state income taxes	7,466	3,232
Other current liabilities	41,508	34,516

Total current liabilities	320,966	253,076
Shareholders' equity:
Preferred stock, par value $.01 per share. Authorized 2,000,000 shares; none issued	—	—
Common stock, par value $.01 per share.
Authorized 160,000,000 shares; issued and outstanding 51,420,571 shares at September 30, 2000, and 50,644,407 shares at December 31, 1999	514	507
Additional paid-in capital	37,921	29,729
Retained earnings	310,712	257,198
Accumulated other comprehensive loss	(9,279)	(5,049)

Total shareholders' equity	339,868	282,385

	$660,834	$535,461

See accompanying notes to condensed consolidated financial statements.

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In thousands, except share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
Revenues:
Airfreight	$277,658	$248,215	$722,311	$637,521
Ocean freight	142,818	111,365	355,032	260,672
Customs brokerage and import services	54,887	46,559	151,560	123,639

Total revenues	475,363	406,139	1,228,903	1,021,832

Operating expenses:
Airfreight consolidation	215,798	200,846	564,386	507,280
Ocean freight consolidation	108,240	85,574	269,606	196,190
Salaries and related costs	77,431	64,019	213,115	176,025
Selling and promotion	5,026	4,399	14,401	12,244
Depreciation and amortization	5,620	5,359	16,758	15,232
Rent	4,722	4,560	14,030	13,238
Other	18,859	12,985	48,301	37,811

Total operating expenses	435,696	377,742	1,140,597	958,020

Operating income	39,667	28,397	88,306	63,812
Interest expense	(164)	(326)	(276)	(733)
Interest income	1,819	488	3,939	1,623
Other, net	(56)	(17)	(280)	240

Other income, net	1,599	145	3,383	1,130

Earnings before income taxes	41,266	28,542	91,689	64,942
Income tax expense	15,624	10,703	34,592	24,353

Net earnings	$25,642	$17,839	$57,097	$40,589

Basic earnings per share	$.50	$.35	$1.12	$.81

Diluted earnings per share	$.47	$.33	$1.05	$.75

Weighted average basic shares outstanding	51,396,972	50,381,950	51,059,861	50,014,832

Weighted average diluted shares outstanding	54,844,898	54,095,025	54,613,677	53,761,888

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
Operating activities:
Net earnings	$25,642	$17,839	$57,097	$40,589
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	1,888	400	2,714	1,539
Deferred income tax expense (benefit)	1,087	(788)	3,632	(1,176)
Tax benefits from employee stock plans	925	1,691	7,740	9,150
Depreciation and amortization	5,620	5,359	16,758	15,232
Other	130	121	621	515
Changes in operating assets and liabilities:
Increase in accounts receivable	(59,015)	(48,166)	(50,315)	(78,219)
Increase (decrease) in other current assets	2,769	5,080	(2,282)	(6,405)
Increase in accounts payable and other current liabilities	41,561	31,709	76,187	49,766

Net cash provided by operating activities	20,607	13,245	112,152	30,991

Investing activities:
Decrease (increase) in short-term investments	2	(963)	935	(746)
Purchase of property and equipment	(5,756)	(5,955)	(17,095)	(18,628)
Other	(12)	(1,840)	(1,666)	(5,130)

Net cash used by investing activities	(5,766)	(8,758)	(17,826)	(24,504)

Financing activities:
Short-term borrowings, net	2,014	(15,545)	(14,738)	4,543
Proceeds from issuance of common stock	6,095	4,758	9,700	7,892
Repurchases of common stock	(5,740)	(308)	(9,241)	(3,587)
Dividends paid	—	—	(3,583)	(2,503)

Net cash provided (used) by financing activities	2,369	(11,095)	(17,862)	6,345
Effect of exchange rate changes on cash	(2,815)	318	(4,649)	(1,655)

Increase (decrease) in cash and cash equivalents	14,395	(6,290)	71,815	11,177
Cash and cash equivalents at beginning of period	128,603	66,896	71,183	49,429
Cash and cash equivalents at end of period	$142,998	$60,606	$142,998	$60,606

Interest and taxes paid:
Interest	9	324	166	701
Income taxes	3,464	3,251	15,412	17,236

See accompanying notes to condensed consolidated financial statements.

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

    The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Certain 1999 amounts have been reclassified to conform to the 2000 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K as filed with the Securities and Exchange Commission on or about March 29, 2000.

Note 2. Comprehensive Income

    Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, these consist of foreign currency translation gains and losses, net of related income tax effects.

    The components of total comprehensive income for interim periods are presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2000	1999	2000	1999
Net Earnings	$25,642	$17,839	$57,097	$40,589
Foreign currency translation adjustments net of tax of:
$1,070 and $11 for 3 months ended September 30, 2000 and 1999, and $2,278 and $722 for the 9 months ended September 30, 2000 and 1999.	(1,987)	21	(4,230)	(1,341)

Total comprehensive income	$23,655	$17,860	$52,867	$39,248

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

    Financial information regarding the Company's operations by geographic area for the three and nine months ended September 30, 2000 are as follows:

(in thousands)	United States	Other North America	Far East	Europe	Australia/ New Zealand	Latin America	Middle East	Eliminations	Consolidated
Three months ended September 30, 2000:
Revenues from unaffiliated customers	$113,263	9,436	272,906	55,324	3,758	3,667	17,009		475,363
Transfers between geographic areas	$6,813	344	998	2,408	831	674	758	(12,826)	—

Total revenues	$120,076	9,780	273,904	57,732	4,589	4,341	17,767	(12,826)	475,363

Net revenues	$65,138	6,538	42,229	26,825	2,880	2,232	5,483		151,325
Operating income	$9,927	1,088	19,568	6,616	566	443	1,459		39,667
Identifiable assets at quarter end	$337,122	22,483	139,799	104,978	9,540	9,388	19,596	17,928	660,834
Capital expenditures	$2,896	557	845	684	115	234	425		5,756
Depreciation and amortization	$3,081	292	961	801	143	88	254		5,620
Equity	$339,868	4,094	105,011	27,237	6,447	757	5,279	(148,825)	339,868

Three months ended September 30, 1999:
Revenues from unaffiliated customers	$91,296	6,175	242,252	46,931	3,546	2,155	13,784		406,139
Transfers between geographic areas	$5,352	309	859	1,947	876	549	626	(10,518)	—

Total revenues	$96,648	6,484	243,111	48,878	4,422	2,704	14,410	(10,518)	406,139

Net revenues	$54,691	4,503	28,058	24,030	2,933	1,299	4,205		119,719
Operating income	$9,434	671	11,385	5,354	608	123	822		28,397
Identifiable assets at quarter end	$277,390	17,155	94,804	93,175	9,518	5,625	14,927	16,984	529,578
Capital expenditures	$2,986	361	613	848	219	84	844		5,955
Depreciation and amortization	$2,946	154	914	843	158	66	278		5,359
Equity	$267,397	2,467	70,875	22,798	6,095	(365)	2,608	(104,478)	267,397

Nine months ended September 30, 2000:
Revenues from unaffiliated customers	$315,385	24,015	668,687	151,743	10,416	10,274	48,383		1,228,903
Transfers between geographic areas	$16,681	890	2,802	6,714	2,375	1,950	2,286	(33,698)	—

Total revenues	$332,066	24,905	671,489	158,457	12,791	12,224	50,669	(33,698)	1,228,903

Net revenues	$177,181	17,560	96,353	74,726	8,435	5,847	14,809		394,911
Operating income	$23,121	2,207	40,113	16,639	1,743	1,092	3,391		88,306
Identifiable assets at quarter end	$337,122	22,483	139,799	104,978	9,540	9,388	19,596	17,928	660,834
Capital expenditures	$8,704	1,437	2,761	2,493	368	476	856		17,095
Depreciation and amortization	$9,344	815	2,749	2,404	413	235	798		16,758
Equity	$339,868	4,094	105,011	27,237	6,447	757	5,279	(148,825)	339,868

Nine months ended September 30, 1999:
Revenues from unaffiliated customers	$256,085	17,012	575,834	124,970	9,254	5,092	33,585		1,021,832
Transfers between geographic areas	$13,033	725	2,449	5,230	2,332	1,382	1,304	(26,455)	—

Total revenues	$269,118	17,737	578,283	130,200	11,586	6,474	34,889	(26,455)	1,021,832

Net revenues	$147,317	12,248	72,234	64,514	7,907	3,445	10,697		318,362
Operating income	$19,599	1,745	26,233	12,908	1,489	230	1,608		63,812
Identifiable assets at quarter end	$277,390	17,155	94,804	93,175	9,518	5,625	14,927	16,984	529,578
Capital expenditures	$10,068	1,024	2,120	2,753	482	246	1,935		18,628
Depreciation and amortization	$8,452	442	2,496	2,429	457	182	774		15,232
Equity	$267,397	2,467	70,875	22,798	6,095	(365)	2,608	(104,478)	267,397

The Company charges its subsidiaries and affiliates for services rendered in the United States on a cost recovery basis.

Note 4. Basic and Diluted Earnings per Share

    The following table reconciles the numerator and denominator of the basic and diluted per share computations for the three months and nine months ended September 30, 2000 and 1999:

	Three months ended September 30,
(in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share
2000
Basic earnings per share	$25,642	51,396,972	$.50
Effect of dilutive potential common shares	—	3,447,926	—

Diluted earnings per share	$25,642	54,844,898	$.47

1999
Basic earnings per share	$17,839	50,381,950	$.35
Effect of dilutive potential common shares	—	3,713,075	—

Diluted earnings per share	$17,839	54,095,025	$.33

	Nine months ended September 30,
(in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share
2000
Basic earnings per share	$57,097	51,059,861	$1.12
Effect of dilutive potential common shares	—	3,553,816	—

Diluted earnings per share	$57,097	54,613,677	$1.05

1999
Basic earnings per share	$40,589	50,014,832	$.81
Effect of dilutive potential common shares	—	3,747,056	—

Diluted earnings per share	$40,589	53,761,888	$.75

Note 5. Recent Accounting Pronouncements

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting standards for derivative and hedging transactions. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

    The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure. The Company does not use derivative instruments and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company's ability to move money freely around the world. Any such hedging activity during each of the first three quarters of 2000 was insignificant.

    The Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", to be effective the fourth quarter of 2000. The Company does not anticipate that compliance with SAB No. 101 will result in any material change to the Company's revenue recognition policies.

    Financial Accounting Standards Board (FAS) Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for certain issues. The Interpretation was effective July 1, 2000. The implementation of FAS Interpretation No. 44 did not result in a significant impact on the Company's financial condition or results of operations.

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

   The Company's ability to provide service to its customers is highly dependant on good working relationships with a variety of entities including airlines, steamship lines, and governmental agencies. The Company considers its current working relationships with these entities to be good. However, changes in space allotments available from carriers, governmental deregulation efforts, "modernization" of the regulations governing customs clearance, and/or changes in governmental quota restrictions could affect the Company's business in unpredictable ways.

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

RESULTS OF OPERATIONS

   The following table shows the consolidated net revenues (revenues less consolidation expenses) attributable to the Company's principal services and the Company's expenses for the three and nine-month periods ended September 30, 2000 and 1999, expressed as percentages of net revenues. With respect to the Company's services other than consolidation, net revenues are identical to revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers' charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

   The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.

	Three months ended September 30,				Nine months ended September 30,
	2000		1999		2000		1999
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)
Net Revenues:
Airfreight	$61,860	41%	$47,369	40%	$157,925	40%	$130,241	41%
Ocean freight	34,578	23	25,791	21	85,426	22	64,482	20
Customs brokerage and import services	54,887	36	46,559	39	151,560	38	123,639	39

Net revenues	151,325	100	119,719	100	394,911	100	318,362	100

Operating expenses:
Salaries and related costs	77,431	51	64,019	53	213,115	54	176,025	55
Other	34,227	23	27,303	23	93,490	24	78,525	25

Total operating expenses	111,658	74	91,322	76	306,605	78	254,550	80

Operating income	39,667	26	28,397	24	88,306	22	63,812	20
Other income, net	1,599	1	145	—	3,383	1	1,130	—

Earnings before income taxes	41,266	27	28,542	24	91,689	23	64,942	20
Income tax expense	15,624	10	10,703	9	34,592	9	24,353	7

Net earnings	$25,642	17%	$17,839	15%	$57,097	14%	$40,589	13%

   Airfreight net revenues increased 31% and 21% for the three and nine-month periods ended September 30, 2000 as compared with the same periods for 1999. These increases were primarily due to increased airfreight tonnage handled by the Company's expanding global network.

   Ocean freight net revenues increased 34% and 32% for the three and nine-month periods ended September 30, 2000 as compared with the same periods for 1999. The Company continued to aggressively market competitive ocean freight rates primarily on freight moving eastbound from the Far East. The ocean forwarding business and ECMS (Expeditors Cargo Management Systems), the Company's ocean freight consolidation management and purchase order tracking service, were again instrumental in helping the Company to expand market share.

   Customs brokerage and import services increased 18% and 23% for the three and nine-month periods ended September 30, 2000 as compared with the same periods for 1999. These increases were the result of 1) the Company's growing reputation for providing high quality service, 2) consolidation within the customs brokerage market as customers seek out brokers with sophisticated computerized capabilities critical to an overall logistics management program, and 3) the growing importance of distribution services as a separate and distinct service offered to existing and potential customers, which is included in this category.

   Salaries and related costs increased during the three and nine-month periods ended September 30, 2000 compared with the same periods in 1999 as a result of (1) the Company's increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels. Salaries and related costs have, however, decreased as a percentage of net revenues—a measure that management believes is significant in assessing the effectiveness of corporate cost containment objectives. This decrease is primarily due to the Company's handling increased volumes of business in the third quarter of 2000 compared to the same quarter of 1999, without a commensurate increase in staff. The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the organic growth in revenues, net revenues and net earnings for the three and nine-month periods ended September 30, 2000 and 1999 are a direct result of the incentives inherent in the Company's compensation program.

   Other operating expenses increased for the three and nine-month periods ended September 30, 2000 as compared with the same periods in 1999 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company's growing operations. Other operating expenses as a percentage of net revenues remained constant for the three-month period and decreased for the nine-month period ended September 30, 2000 as compared with the same periods in 1999.

   The increase in other income, for both the three and nine-month periods ended September 30, 2000 over the same period in 1999 is principally a result of increased interest income earned on higher invested cash balances. The Company attributes higher invested cash balances in 2000 compared with 1999 to greater efficiency in billing and collections.

   The Company pays income taxes in the United States and other jurisdictions. In addition, the Company pays various other taxes, which are typically included in costs of operations. Effective income tax rates during the three and nine-month periods ended September 30, 2000 increased slightly as compared with the same periods in 1999.

Currency and Other Risk Factors

   International air/ocean freight forwarding and customs brokerage are intensively competitive and are expected to remain so for the foreseeable future. There are a large number of entities competing in the international logistics industry; however, the Company's primary competition is confined to a relatively small number of companies within this group. While there is currently a marked trend within the industry toward consolidation into large firms with multinational offices and agency networks, regional and local broker/ forwarders remain a competitive force.

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

   The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. Dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Many of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among these offices or agents. Foreign currency gains and losses recognized during the third quarter and for the first nine months of 2000 and 1999 were immaterial.

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

   On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and a new common currency—the Euro. The Euro trades on currency exchanges and may be used in business transactions. The conversion to the Euro eliminates currency exchange rate risk between the member countries. Beginning in January 2002, new Euro-denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation. The Company has established plans to address the issues raised by the Euro currency conversion including the need to adapt computer systems and business processes to accommodate Euro-denominated transactions. Since existing financial systems currently accommodate multiple currencies, the plans contemplate full conversion by the end of 2001. The Company does not expect the conversion costs to be material. Due to numerous uncertainties, the Company is evaluating the effects one common European currency will have on pricing. The Company is unable to predict the resulting impact, if any, on the Company's consolidated financial statements.

Sources of Growth

   Acquisitions—Historically, growth through aggressive acquisition has proven to be a challenge for many of the Company's competitors and typically involves the purchase of significant "goodwill", the value of which can be realized in large measure only by retaining the customers and profit margins of the acquired business. As a result, the Company has pursued a strategy emphasizing organic growth supplemented by certain strategic acquisitions, where future economic benefit significantly exceeds the "goodwill" recorded in the transaction.

   Office Openings—The Company opened five start-up offices during the third quarter of 2000, as follows:

North America	Asia	Europe
Washington D.C.	Saipan, Mariana Islands	Bordeaux, France
Kansas City, MO
Savannah, GA

   Internal Growth—Management believes that a comparison of "same store" growth is critical in the evaluation of the quality and extent of the Company's internally generated growth. This "same store" analysis isolates the financial contributions from offices that have been included in the Company's operating results for at least one full year. The table below presents same store comparisons for the quarter and for the nine months ended September 30, 2000 (which is the measure of any increase from the same period of 1999) and for the quarter and the nine months ended September 30, 1999 (which measures growth over 1998).

	For the three months ended September 30,		For the nine months ended September 30,
	2000	1999	2000	1999
Net revenue	25%	26%	23%	23%
Operating income	39%	25%	38%	22%

Liquidity and Capital Resources

   The Company's principal source of liquidity is cash generated from operating activities. Net cash provided by operating activities for the nine months ended September 30, 2000 was approximately $112.1 million, as compared with $31.0 million for the same period of 1999. This $81.1 million increase is principally due to a smaller increase in accounts receivable ($27.9 million) and a larger increase in accounts payable ($26.4 million).

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

   Cash used in investing activities for the nine months ended September 30, 2000 was $17.8 million, as compared with $24.5 million during the same period of 1999. The largest use of cash in investing activities is cash paid for capital expenditures. In the first nine months of 2000, the Company made capital expenditures of $17.1 million as compared with $18.6 million for the same period in 1999. Capital expenditures in 2000 and in 1999 related primarily to investments in technology and office furniture and equipment.

   Cash used in financing activities during the first nine months of 2000 was $17.9 million as compared with cash provided by financing activities of $6.3 million for same period in 1999. In 2000, the Company paid down $14.7 million on short-term borrowings, as compared with an increase in short-term borrowings of $4.5 million that occurred during the same period of 1999. The Company uses the proceeds from stock option exercises to repurchase the Company's stock on the open market. The differences shown at the end of the third quarter of 2000 and 1999 between proceeds from the issuance of common stock and the amounts paid to repurchase common stock represent a timing difference in the receipt of proceeds and the subsequent repurchase of outstanding shares.

   At September 30, 2000, working capital was $205 million, including cash and short-term investments of $143 million. The Company had no long-term debt at September 30, 2000. While the nature of its business does not require an extensive investment in property and equipment, the Company cannot eliminate the possibility that it could acquire an equity interest in property in certain geographic locations. The Company currently expects to spend approximately $25 million on property and equipment in 2000, which is expected to be financed with cash, short-term floating rate, and/or long-term fixed-rate borrowings.

   The Company borrows internationally and domestically under unsecured bank lines of credit totaling $53.3 million. At September 30, 2000, the Company was directly liable for $4.5 million drawn on these lines of credit and was contingently liable for an additional $11.6 million from standby letters of credit. In addition, the Company maintains a bank facility with its U.K. bank for $7.4 million.

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

   Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. Dollar, throughout the nine months ended September 30, 2000, would have had the effect of raising operating income approximately $6.1 million. An average 10% strengthening of the U.S. Dollar, for the same period, would have had the effect of reducing operating income approximately $5.0 million.

   The Company has approximately $30 million of intercompany transactions unsettled at any one point in time. The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company's ability to move money freely around the world. Any such hedging activity during each of the first three quarters of 2000 was insignificant. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

   At September 30, 2000, the Company had cash and cash equivalents and short-term investments of $143.2 million and short-term borrowings of $4.5 million, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% would have an insignificant impact on the Company's earnings.

   In management's opinion, there has been no material change in the Company's market risk exposure in the third quarter of 2000.

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
(b)
Reports on Form 8-K

    No reports on Form 8-K were filed in the quarter ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
November 13, 2000	/s/ PETER J. ROSE Peter J. Rose, Chairman and Chief Executive Officer (Principal Executive Officer)
November 13, 2000	/s/ R. JORDAN GATES R. Jordan Gates, Executive Vice President- Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Form 10-Q Index and Exhibits

September 30, 2000

Exhibit Number	Description
27.1	Financial Data Schedule (Filed Electronically Only)

QuickLinks

  (Mark One)
  PART I. FINANCIAL INFORMATION
  SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS
  GENERAL
  RESULTS OF OPERATIONS
  Currency and Other Risk Factors
  Sources of Growth
  Liquidity and Capital Resources
  Foreign Exchange Risk
  Interest Rate Risk
EXPEDITORS INTERNATIONAL OF WASHINGTON, INC. AND SUBSIDIARIES
  PART II. OTHER INFORMATION
SIGNATURES