Form 10-K
period 2000-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2001-04-02
CIK 746515

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-13468

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1069248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1015 Third Avenue, 12th Floor, Seattle, Washington	98104
(Address of principal executive offices)	(Zip Code)

(206) 674-3400
(Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Act:  None

    Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.01 per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    At March 5, 2001, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $2,369,535,168.

    At March 5, 2001, the number of shares outstanding of registrant's Common Stock was 52,069,160.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement for the Registrant's 2001 Annual Meeting of Shareholders to be held on May 9, 2001 are incorporated by reference into Part III of this Form 10-K.

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

    In accordance with the provisions of the Litigation Reform Act, the Company is making readers aware that forward-looking statements, because they relate to future events, are by their very nature subject to many important risk factors which could cause actual results to differ materially from those contained in the forward-looking statements. For additional information about forward-looking statements and for an identification of risk factors and their potential significance, see "Safe Harbor for Forward-Looking Statements Under Securities Litigation Reform Act of 1995; Certain Cautionary Statements" immediately preceding Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

PART I

ITEM 1—BUSINESS

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

    The Company, including its majority owned subsidiaries, operates full service offices (•) in the cities identified below. Full service offices have also been established in locations where the Company maintains unilateral control over assets and operations and where the existence of the parent subsidiary relationship is maintained by means other than record ownership of voting stock (#). In other cities, the Company contracts with independent agents to provide required services and has established over 120 such relationships world-wide. Locations where Company employees perform sales and customer service functions are identified below as international service centers (*). In each case, the opening date for the full service office or international service center is set forth in parenthesis.

NORTH AMERICA

UNITED STATES
• Seattle (5/79)
• Chicago (7/81)
• San Francisco (7/81)
• New York (11/81)
• Los Angeles (5/82)
• Atlanta (8/83)
• Boston (11/85)
• Miami (3/86)
• Minneapolis (7/86)
• Denver (2/88)
• Detroit (7/88)
• Portland (7/88)
• Cincinnati (8/89)
• Cleveland (7/90)
• Phoenix (7/91)
• Louisville (10/91)
• St. Louis (4/92)
• Houston (4/92)
• Baltimore (4/92)
• Dallas (5/92)
• Columbus (6/92)
• Charlotte (7/92)
• Newark (9/94)
• Philadelphia (3/95)
• Charleston (6/95)
• Memphis (8/95)
• Salt Lake City (11/95)
* Syracuse (4/96)
• Norfolk (9/96)
• Indianapolis (11/96)
• Port Huron-Blue Water Bridge (12/96)
• Detroit-Ambassador Bridge (12/96)
• Lewiston-Queenston (12/96)
• Dearborn-CPC (1/97)
• Buffalo-Peace Bridge (1/97)
• El Paso (1/97)
• Laredo (2/97)
• Nogales (2/97)
• San Diego (7/97)
* Rochester (10/97)
• McAllen (4/98)
• Pittsburgh (6/99)
• Savannah (3/00)
• Washington, D.C. (9/00)
• Kansas City (8/00)

PUERTO RICO
• San Juan (5/95)

CANADA
• Toronto (5/84)
• Vancouver (9/95)
• Montreal (4/99)

MEXICO
• Mexico City (6/95)
• Nuevo Laredo (4/97)
• Guadalajara (9/97)
• Nogales (1/99)
• Ciudad Juarez (5/00)

 SOUTH AMERICA

ARGENTINA
• Buenos Aires (1/98)

BRAZIL
• Sao Paulo (9/95)
• Rio de Janeiro (9/95)
• Campinas (9/95)
• Santos (10/97)
• Manaus (7/00)
• Belo Horizonte (12/00)
• Curitiba (3/01)

SOUTH AMERICA (continued)

CHILE
• Santiago (2/95)

COLOMBIA
• Bogota (12/98)
• Cali (12/98)

VENEZUELA
• Caracas (1/01)

 FAR EAST

BANGLADESH
• Dhaka (6/89)
• Chittagong (8/93)

CAMBODIA
• Phnom Penh (4/00)

CHINA
• Beijing (7/94)
• Guangzhou (4/94)
• Dalian (7/94)
• Shanghai (7/94)
• Shenzhen (7/94)
• Qingdao (7/94)
• Tianjin (7/94)
• Xi'an (7/94)
• Xiamen (7/94)
• Nanjing (8/95)

HONG KONG
• Kowloon (9/81)

INDONESIA
# Jakarta (12/90)
# Surabaya (2/92)

JAPAN
* Tokyo (3/91)
* Osaka (9/96)

KOREA
• Pusan (10/94)
• Seoul (10/94)
• Bupyung (6/96)
• Chonan (6/96)
• Kwangju (6/96)
• Kumi (6/96)
• Masan (6/96)
• Taegu (6/96)

MALAYSIA
• Penang (11/87)
• Kuala Lumpur (6/90)
• Johore Bahru (3/96)

MARIANA ISLANDS
• Saipan (7/00)
PHILIPPINES
• Manila (8/98)

SINGAPORE
• Singapore (9/81)

TAIWAN
# Taipei (9/81)
# Kaohsiung (9/81)
# Taichung (9/81)
# Hsin-Chu (9/89)

THAILAND
• Bangkok (9/94)

VIETNAM
• Ho Chi Minh City (5/00)

 EUROPE

AUSTRIA
• Vienna (11/95)

BELGIUM
• Brussels (7/90)
• Antwerp (4/91)

THE CZECH REPUBLIC
• Prague (6/98)

FINLAND
• Helsinki (4/94)

FRANCE
• Paris (1/97)
• Epinal (1/97)
• Lyon (1/97)
• Lille (3/97)
• Bordeaux (7/00)

GERMANY
• Frankfurt (4/92)
• Munich (4/92)
• Dusseldorf (4/92)
• Stuttgart (4/92)
• Hamburg (1/93)
• Nuernberg (1/01)

HUNGARY
• Budapest (4/00)

IRELAND
• Dublin (3/97)
• Cork (3/97)
• Shannon (3/97)

ITALY
• Milan (4/93)
• Verona (4/93)
• Florence (3/98)
THE NETHERLANDS
• Amsterdam (6/94)
• Rotterdam (3/95)

PORTUGAL
• Lisbon (10/91)
• Oporto (10/91)

SPAIN
• Barcelona (1/94)
• Madrid (1/94)
• Alicante (4/96)

SWEDEN
• Stockholm (1/94)
• Goteborg (1/94)

SWITZERLAND
• Chiasso (2/01)

UNITED KINGDOM
• London (4/86)
• Manchester (11/88)
• Birmingham (3/90)
• Glasgow (4/92)
• Bedford (6/94)
• Swindon (3/97)
• East Midlands (1/99)

 AUSTRALASIA

AUSTRALIA
• Sydney (8/88)
• Melbourne (8/88)
• Brisbane (10/93)
• Perth (12/94)
• Adelaide (10/97)

FIJI
* Nadi (7/96)
* Suva (5/97)

NEW ZEALAND
• Auckland (8/88)

 NEAR/MIDDLE EAST

EGYPT
• Cairo (2/95)
• Alexandria (2/95)

GREECE
• Athens (2/99)

INDIA
• New Delhi (7/96)
• Mumbai (Bombay) (1/97)
• Bangalore (6/97)
• Chennai (Madras) (6/97)

KUWAIT
# Kuwait City (7/97)
LEBANON
• Beirut (8/99)

PAKISTAN
• Karachi (9/96)
• Lahore (9/96)

SAUDI ARABIA
# Riyadh (7/92)
# Jeddah (7/92)

SRI LANKA
# Colombo (3/95)

TURKEY
• Ankara (1/99)
• Istanbul (1/99)
• Izmir (1/99)
• Mersin (1/99)

U.A.E.
* Abu Dhabi (1/94)
• Dubai (10/98)

CYPRUS
* Nicosia (6/96)
* Larnaca (1/98)

 AFRICA

SOUTH AFRICA
• Johannesburg (3/94)
• Durban (3/94)
• Capetown (1/97)

MAURITIUS
• Port Louis (7/99)

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

Airfreight Services

    Airfreight services accounted for approximately 41 percent of the Company's 2000, 1999, and 1998 consolidated revenues net of freight consolidation expenses ("net revenues"), respectively. When performing airfreight services, the Company typically acts either as a freight consolidator or as an agent for the airline which carries the shipment. When acting as a freight consolidator, the Company purchases cargo space from airlines on a volume basis and resells that space to its customers at lower rates than the customers could obtain directly from airlines. When moving shipments between points where the volume of business does not facilitate consolidation, the Company receives and forwards individual shipments as the agent of the airline which carries the shipment. Whether acting as an agent or consolidator, the Company offers its customers knowledge of optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with space availability in periods of peak demand.

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

Customs Brokerage and Import Services

    Customs brokerage and import services accounted for approximately 38, 39, and 40 percent of the Company's 2000, 1999, and 1998 consolidated net revenues, respectively. As a customs broker, the Company assists importers to clear shipments through customs by preparing required documentation, calculating and providing for payment of duties on behalf of the importer, arranging for any required inspections by governmental agencies, and arranging for delivery. The Company also provides other services at destination including temporary warehousing, inland transportation, inventory manipulation and management, cargo insurance and product distribution.

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

Ocean Freight Services

    Ocean freight services accounted for approximately 21, 20, and 19 percent of the Company's 2000, 1999, and 1998 consolidated net revenues, respectively. The Company's revenues as an ocean freight forwarder are derived from commissions paid by the carrier and revenues from fees charged to customers for ancillary services which the Company may provide, such as preparing documentation, procuring insurance, arranging for packing and crating services, and providing consultation. The Company operates Expeditors International Ocean ("EIO"), a Non-Vessel Operating Common Carrier ("NVOCC") specializing in ocean freight consolidation from the Far East to the United States. EIO also provides service, on a smaller scale, to and from any location where the Company has an office or agent. As an NVOCC, EIO contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate. EIO solicits less than container load ("LCL") freight to fill the containers and charges lower rates than those available directly from shipping lines. EIO also handles full container loads for customers that do not have annual shipping volumes sufficient to negotiate comparable contracts directly with the ocean carriers. The Company does not own vessels and generally does not physically handle the cargo.

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

Marketing and Customers

    The Company provides flexible service and seeks to understand the needs of the customers from points of origin to ultimate destinations. Although the domestic importer usually designates the logistics company and the services that will be required, the foreign shipper may also participate in this selection process. Therefore, the Company coordinates its marketing program to reach both domestic importers and their overseas suppliers.

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

Competition

    The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. There are a large number of companies competing in one or more segments of the industry, but the number of firms with a global network that offer a full complement of logistics services is more limited. Depending on the location of the shipper and the importer, the Company must compete against both the niche players and larger entities. While there is currently a marked trend within the industry toward consolidation into larger firms striving for immediate multinational and multi-service networks, the regional and local competitors maintain a strong market presence.

    Historically, the primary competitive factors in the global logistics services industry have been price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. The Company emphasizes quality service and believes that its prices are competitive with the prices of others in the industry. Recently, larger customers have exhibited a trend toward more sophisticated and efficient procedures for the management of the logistics supply chain by embracing strategies such as just-in-time inventory management. This trend has made computerized customer service capabilities a significant factor in attracting and retaining customers. These computerized customer service capabilities include customized Electronic Data Interchange, ("EDI"), and on-line freight tracing and tracking applications. The customized EDI applications allow the transfer of key information between the customers' systems and the Company's systems. Freight tracing and tracking applications allow customers to know the location, transit time and estimated delivery time of inventory in transit.

    Management believes that the ability to develop and deliver innovative solutions to meet customers' increasingly sophisticated information requirements is a critical factor in the ongoing success of the Company. Accordingly, the Company has devoted a significant amount of resources towards the maintenance and enhancement of systems that will meet these customer demands. Management believes that the Company's existing systems are competitive with the systems currently in use by other logistics services companies with which it competes.

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

Seasonality

    Historically, the Company's operating results have been subject to seasonal trends when measured on a quarterly basis. The first quarter has traditionally been the weakest and the third and fourth quarters have traditionally been the strongest. This pattern has been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions and a myriad of other similar and subtle forces. In addition, this historical quarterly trend has been influenced by the growth and diversification of the Company's international network and service offerings. The Company cannot accurately forecast many of these factors, nor can the Company estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns will continue in future periods.

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

Employees

    At February 28, 2001, the Company employed approximately 7,611 people, 3,142 in the United States and 97 in the balance of North America, 491 in South America, 1,166 in Europe, 1,915 in the Far East & Australasia, 659 in the Near/Middle East and 141 in Africa. Approximately 798 of the Company's employees are engaged principally in sales and marketing and customer service, 5,045 in operations and 1,768 in finance and administration. The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be satisfactory.

    In order to retain the services of highly qualified, experienced, and motivated employees, the Company places considerable emphasis on its incentive compensation programs and stock option plans.

Executive Officers of the Registrant

    The following table sets forth the names, ages, and positions of current executive officers of the Company.

Name	Age	Position
Peter J. Rose	58	Chairman and Chief Executive Officer and director
James L.K. Wang	52	President—Asia and director
Glenn M. Alger	44	President and Chief Operating Officer
Sandy K.Y. Liu	53	Chief Operating Officer—Asia
R. Jordan Gates	45	Executive Vice President—Chief Financial Officer and Treasurer and director
Timothy C. Barber	41	Executive Vice President—Global Sales
Rommel C. Saber	43	Executive Vice President—Europe, Africa and Near/Middle East
Robert L. Villanueva	48	Executive Vice President—The Americas
Eugene K. Alger	40	Senior Vice President—North America
L. Manfred Amberger	52	Senior Vice President—Continental Europe
Jean Claude Carcaillet	55	Senior Vice President—Australasia
William J. Coogan	46	Senior Vice President—Ocean Cargo
Philip M. Coughlin	40	Senior Vice President—North America
Jeffrey J. King	46	Senior Vice President—General Counsel and Secretary
David M. Lincoln	42	Senior Vice President and Chief Information Officer
Charles J. Lynch	40	Vice President—Corporate Controller

    Peter J. Rose has served as a director and Vice President of the Company since July 1981. Mr. Rose was elected a Senior Vice President of the Company in May 1986, Executive Vice President in May 1987, President and Chief Executive Officer in October 1988, and Chairman and Chief Executive Officer in May 1991.

    James L.K. Wang has served as a director and the Managing Director of Expeditors International Taiwan Ltd., the Company's former exclusive Taiwan agent, since September 1981. Mr. Wang's employment agreement with the Company has been assigned to the Company's current exclusive Taiwan agent, E.I. Freight (Taiwan), Ltd. In October 1988, Mr. Wang became a director of the Company and its Director—Far East, and Executive Vice President in January 1996. In May 2000, Mr. Wang was elected President—Asia.

    Glenn M. Alger joined the Company in July 1981 as a District Manager. Mr. Alger was elected Vice President and Regional Manager in October 1988, Senior Vice President—U.S. Operations in January 1992, Senior Vice President and Director—North America in January 1993, and Executive Vice President and Director—North America in March 1997. In September 1999, Mr. Alger was elected President and Chief Operating Officer.

    Sandy K.Y. Liu became Chief Operating Officer—Asia of the Company in January 2001. From 1969 through 2000, Mr. Liu was employed in various positions by China Airlines. In November 1998, Mr. Liu was appointed President.

    R. Jordan Gates joined the Company as its Controller—Europe in February 1991. Mr. Gates was elected Chief Financial Officer and Treasurer of the Company in August 1994 and Senior Vice President—Chief Financial Officer and Treasurer in January 1998. In May 2000, Mr. Gates was elected Executive Vice President—Chief Financial Officer and Treasurer. Mr. Gates was also elected as a director in May 2000.

    Timothy C. Barber joined the Company in May 1986. Mr. Barber was promoted to District Manager of the Seattle office in January 1987 and Regional Vice President in January 1993. Mr. Barber was elected Vice President—Sales and Marketing in September 1993 and Senior Vice President—Sales and Marketing in January 1998. In September 1999, Mr. Barber was elected Executive Vice President—Global Sales.

    Rommel C. Saber joined the Company as Director—Near/Middle East in February 1990 and was elected Senior Vice President—Sales and Marketing in January 1993. Mr. Saber was elected Senior Vice President—Air Export in September 1993. In July 1997 he was elected Senior Vice President Near/Middle East and Indian Subcontinent. In August 2000, Mr. Saber was elected Executive Vice President—Europe, Africa and Near/Middle East.

    Robert L. Villanueva joined the Company as Regional Vice President Northwest U.S. Region in April 1994. In September 1999, he was elected Executive Vice President—The Americas.

    Eugene K. Alger joined the Company in October 1982. Mr. Alger was promoted to District Manager and Regional Vice President of the Los Angeles office in May 1983. He was elected Regional Vice President—Southwestern U.S. and Mexico Region in January 1992, and Senior Vice President of North America in September 1999.

    L. Manfred Amberger joined the Company as Managing Director of Germany in April 1992. Mr. Amberger was promoted to Regional Director—Europe in May 1996 and Vice President in January 1998. Mr. Amberger was elected Senior Vice President—Continental Europe in May 2000.

    Jean Claude Carcaillet joined the Company as Managing Director—Australasia in August 1988. He was elected Senior Vice President—Australasia in September 1997.

    William J. Coogan has worked for the Company since May 1985. Mr. Coogan was promoted to District Manager of the Company's New York office in July 1988 and Senior Vice President of EIO in April 1989. Mr. Coogan was elected Senior Vice President—Ocean in February 1993 and Senior Vice President—Ocean Cargo in May 1996.

    Philip M. Coughlin joined the Company in October 1985. Mr. Coughlin was promoted to District Manager in August 1986. He was elected Regional Manager for New England and Canada in January 1991, Regional Vice President—Northeastern U.S. and Northern Border in January 1992, and Senior Vice President of North America in September 1999.

    Jeffrey J. King joined the Company in October 1990 as Director—Taxation and Legal Services and was elected Vice President—General Counsel in May 1992. In August 1994, Mr. King was elected Vice President—General Counsel and Secretary and Senior Vice President—General Counsel and Secretary in January 1998.

    David M. Lincoln joined the Company as its Controller—U.S. Operations in March 1984. Mr. Lincoln served as Corporate Controller of the Company from May 1986 to January 1991, and was elected Vice President—Systems Management in December 1989. Mr. Lincoln was elected Vice President—Information Systems in May 1996 and Senior Vice President and Chief Information Officer in October 1997.

    Charles J. Lynch joined the Company in September 1984. Mr. Lynch was promoted to Assistant Controller in July 1985 and Controller—Domestic Operations in January 1989. Mr. Lynch was elected Corporate Controller in January 1991 and Vice President—Corporate Controller in January 1998.

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

    When providing warehouse and distribution services, the Company limits its legal liability by contract and tariff to an amount generally equal to the lower of fair value or fifty cents per pound with a maximum of fifty dollars per "lot" — which is defined as the smallest unit that the warehouse is required to track. Upon payment of a surcharge for warehouse and distribution services, the Company will assume additional liability.

    The Company maintains marine cargo insurance covering claims for losses attributable to missing or damaged shipments for which it is legally liable. The Company also maintains insurance coverage for the property of others which is stored in Company warehouse facilities.

ITEM 2—PROPERTIES

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

    The Company leases and maintains 59 additional offices and satellite locations in the United States and 118 offices throughout the world, each located close to an airport, ocean port, or on an important border crossing. The majority of these facilities contain warehouse facilities. Lease terms are either on a month-to-month basis or terminate at various times through 2006. As an office matures, the Company will investigate the possibility of building or buying suitable facilities. Lease payments currently aggregate approximately $2,177,000 per month. See Note 6 to the Company's Consolidated Financial Statements. The Company believes that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.

ITEM 3—LEGAL PROCEEDINGS

    The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management's opinion, will have a significant effect on the Company's financial position.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Inapplicable.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The following table sets forth the high and low sale prices in the over-the-counter market for the Company's Common Stock as reported by The NASDAQ National Market System under the symbol EXPD.

	Common Stock			Common Stock
Quarter	High	Low	Quarter	High	Low
2000			1999
First	45 1/2	32 5/8	First	27 3/16	20 5/16
Second	48	34 3/4	Second	33 1/2	25
Third	51 5/16	42 1/4	Third	37 3/4	27
Fourth	60 1/8	39 5/8	Fourth	46 3/8	31 1/2

    There were 1,882 shareholders of record as of December 31, 2000. Management estimates that there were approximately 12,000 beneficial shareholders at that date.

    The Board of Directors declared semi-annual dividends during the two most recent fiscal years as follows:

June 15, 2000	$.07
December 15, 2000	$.07
June 15, 1999	$.05
December 15, 1999	$.05

ITEM 6—SELECTED FINANCIAL DATA

Financial Highlights
In thousands except per share data

	2000	1999	1998	1997	1996
Revenues	$1,695,181	1,444,575	1,063,707	954,002	730,088
Net earnings	83,035	59,175	47,274	38,411	24,263
Basic earnings per share	1.62	1.18	.96	.79	.50
Diluted earnings per share	1.52	1.10	.89	.73	.48
Cash dividends paid per share	.14	.10	.07	.05	.04
Working capital	222,829	149,633	94,601	87,252	83,468
Total assets	661,740	535,461	419,493	337,288	273,837
Shareholders' equity	361,784	282,385	217,198	171,854	140,011
Basic weighted average shares outstanding	51,153	50,137	49,234	48,858	48,322
Diluted weighted average shares outstanding	54,679	53,828	53,058	52,647	51,288

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

RISK FACTORS		DISCUSSION AND POTENTIAL SIGNIFICANCE

International Trade	The Company primarily provides services to customers engaged in international commerce. Everything that affects international trade has the potential to expand or contract the Company's primary market. For example, international trade is influenced by:
	•	currency exchange rate and interest rate fluctuations;
	•	changes in governmental policies;
	•	changes in international and domestic customs regulations;
	•	wars and other conflicts;
	•	natural disasters;
	•	changes in consumer attitudes regarding goods made in countries other than their own; and
	•	changes in the price and readily available quantities of oil and other petroleum-related products.
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

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto contained elsewhere within this report.

Results of Operations

    The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company's principal services and the Company's expenses for 2000, 1999 and 1998, expressed as percentages of net revenues. With respect to the Company's services other than freight consolidation, net revenues are identical to revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers' charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

	2000		1999		1998
in thousands	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
Net revenues:
Airfreight	$225,428	41%	$183,767	41%	$145,907	41%
Ocean freight	114,974	21	87,181	20	66,297	19
Customs brokerage and import services	207,953	38	171,538	39	141,246	40

Net revenues	548,355	100	442,486	100	353,450	100

Operating expenses:
Salaries and related costs	290,581	53	240,740	54	190,288	54
Other	130,250	24	108,423	25	89,790	25

Total operating expenses	420,831	77	349,163	79	280,078	79

Operating income	127,524	23	93,323	21	73,372	21
Other income, net	5,824	1	1,322	0	2,205	0

Earnings before income taxes	133,348	24	94,645	21	75,577	21
Income tax expense	50,313	9	35,470	8	28,303	8

Net earnings	$83,035	15%	$59,175	13%	$47,274	13%

2000 compared with 1999

    Airfreight net revenues in 2000 increased 23% compared with 1999 primarily due to (1) increased airfreight shipments and tonnages handled by the Company from the Far East to North America and Europe, (2) increased prices charged by the airlines which were passed along to customers, and (3) increased export airfreight shipments and tonnages from North America and Europe. Airfreight margins expanded approximately 2% during 2000 as compared with 1999. Higher freight volumes and efficient consolidations of dense and fluffy (volumetric) freight allowed the Company to maximize purchased transportation costs while still offering competitive rates to customers. The Company's North American export airfreight net revenues increased 21% in 2000 compared to 1999. Airfreight net revenues from the Far East and from Europe increased 31% and 9%, respectively, for 2000 compared with 1999. Airfreight rates on Far East to North American trade lanes, the Company's most dominant lane, remained strong throughout 2000.

    Ocean freight net revenues increased 32% in 2000 compared to 1999. Ocean freight demand remained strong throughout 2000 and ocean freight rates from the Far East, the Company's largest trade lane, increased in the last half of the year. During 2000, management continued to expand market share, increase ocean tonnage, and increase net ocean freight revenues while offering competitive market rates to customers. Changes in the regulatory environment in the United States created new opportunities for the Company's NVOCC operations to provide services to customers who had previously dealt directly with the ocean carriers. Margins remained nearly constant in 2000 as compared with 1999. Expeditors Cargo Management Systems (ECMS), a PC-based ocean freight consolidation management and purchase order tracking service, continued to be instrumental in attracting new business. The Company's North American export ocean freight net revenues increased 26% in 2000 compared to 1999. This increase was a result of the Company handling more ocean shipments moving from North America to the Far East and, to a lesser extent, from North America to Europe. Ocean freight net revenues from the Far East and from Europe increased 38% and 26%, respectively, for 2000 compared with 1999.

    Customs brokerage and import services revenues increased 21% in 2000 as compared with 1999 as a result of (1) the Company's growing reputation for providing high quality service, (2) consolidation within the customs brokerage market as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program, and (3) the growing importance of distribution services as a separate and distinct service offered to existing and potential customers. Distribution services accounted for nearly 22% of the increase in customs brokerage and import services revenues for 2000 compared with 1999.

    Salaries and related costs increased in 2000 compared to 1999 as a result of (1) the Company's increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity and (2) increased compensation levels. Salaries and related costs decreased 1% as a percentage of net revenues. Management believes that this decrease is due to the Company's ability to service larger freight volumes with a relatively smaller group of people. Management attributes this to technological enhancement and operational process improvement initiatives. The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the growth in revenues, net revenues and net earnings for 2000 are a result of the incentives inherent in the Company's compensation program.

    Other operating expenses increased in 2000 as compared with 1999 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company's growing operations. Other operating expenses as a percentage of net revenues decreased 1% in 2000 as compared with 1999.

    Other income, net, increased in 2000 as compared to 1999 primarily due to interest income earned on higher cash balances and short-term investments in 2000. Management attributes higher cash balances, in large part, to the success of cash management and billing improvement initiatives.

    The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company's consolidated effective income tax rate remained relatively constant in 2000 at 37.7%.

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

    Ocean freight net revenues increased 32% in 1999 compared to 1998. Ocean freight demand remained strong throughout 1999 and ocean freight rates from the Far East, the Company's largest trade lane, increased in the last half of the year. During 1999, management continued to expand market share, increase ocean tonnage, and increase net ocean freight revenues while offering competitive market rates to customers. Margins diminished slightly as a result of this increased demand and due to regulatory constraints which restricted the Company's ability to promptly pass carrier rate increases to NVOCC customers. ECMS continued to be instrumental in attracting new business. The Company's North American export ocean freight net revenues increased 18% in 1999 compared to 1998. This increase was a result of the Company handling more ocean shipments moving from North America to the Far East and, to a lesser extent, from North America to Europe. Ocean freight net revenues from the Far East and from Europe increased 36% and 32%, respectively, for 1999 compared with 1998.

    Customs brokerage and import services revenues increased 21% in 1999 as compared with 1998 as a result of (1) the Company's growing reputation for providing high quality service, (2) consolidation within the customs brokerage market as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program, and (3) the growing importance of distribution services as a separate and distinct service offered to existing and potential customers. Distribution services accounted for nearly 29% of the increase in customs brokerage and import services revenues for 1999 compared with 1998.

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

    Historically, the primary competitive factors in the international logistics industry have been price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. The Company emphasizes quality service and believes that its prices are competitive with those of others in the industry. Recently, customers have exhibited a trend towards more sophisticated and efficient procedures for the management of the logistics supply chain by embracing strategies such as just-in-time inventory management. Accordingly, sophisticated computerized customer service capabilities and a stable worldwide network have become significant factors in attracting and retaining customers.

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

    The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. Dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting standards for derivative and hedging transactions and is effective for fiscal years beginning after June 15, 2000. Adoption of this standard by the Company on January 1, 2001, had no material impact on the Company's consolidated financial statements. The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company's ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses. Any such hedging activity during 2000, 1999 and 1998 was insignificant. Net foreign currency gains realized during 2000 were $309,000. Net foreign currency gains realized in 1999 were $196,000. Net foreign currency losses realized in 1998 were $534,000.

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

    On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and a new common currency—the Euro. The Euro trades on currency exchanges and may be used in business transactions. The conversion to the Euro eliminates currency exchange rate risk between the member countries. Beginning in January 2002, new Euro-denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation. The Company has established plans to address the issues raised by the Euro currency conversion including the need to adapt computer systems and business processes to accommodate Euro-denominated transactions. Since existing financial systems currently accommodate multiple currencies, the plans contemplate full conversion by the end of 2001. The Company does not expect the conversion costs to be material and is actively pursuing conversion plans and initiatives to fully accommodate the introduction of the Euro as the financial reporting currency of the member states. Due to numerous uncertainties, the Company is evaluating the effects one common European currency will have on pricing. The Company is unable to predict the resulting impact, if any, on the

Company's consolidated financial statements. As of December 31, 2000, the Company had not experienced any significant disruption as a result of this phased conversion.

Sources of Growth

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

Office Additions

    The Company opened 11 start-up offices during 2000.

North America	Europe	Latin America	Asia

UNITED STATES:	HUNGARY:	BRAZIL:	CAMBODIA:
Washington, D.C.	Budapest	Manaus	Phnom Penh
Kansas City, MO		Belo Horizonte
Savannah, GA	FRANCE:		VIETNAM:
	Bordeaux		Ho Chi Minh City
MEXICO:
Ciudad Juarez			MARIANA ISLANDS:
Saipan

    The Company, at the request of a major customer, opened an office in Huizen, The Netherlands during early 2000. When promised revenue levels were not achieved, the Company transferred existing business and personnel to other Netherlands offices and closed the Huizen office as of November 2000. This customer continues to purchase services from the Company.

Internal Growth

    Management believes that a comparison of "same store" growth is critical in the evaluation of the quality and extent of the Company's internally generated growth. This "same store" analysis isolates the financial contributions from offices that have been included in the Company's operating results for at least one full year. The table below presents "same store" comparisons on a year-over-year basis for the years ended December 31, 2000, 1999 and 1998.

    Same store comparisons for the years ended December 31,

	2000	1999	1998
Net revenues	23%	22%	18%
Operating income	36%	24%	21%

Liquidity and Capital Resources

    The Company's principal source of liquidity is cash generated from operating activities. Net cash provided by operating activities for the year ended December 31, 2000 was approximately $154 million, as compared with $53 million for the same period of 1999. This $101 million increase is principally due to a smaller increase in accounts receivable ($47 million) between 2000 and 1999 than was experienced between 1999 and 1998. Management believes that the smaller increase in accounts receivable is due to internal initiatives to increase the quality and timeliness of customer billings, which in turn improved the rate of customer collections. The Company also did a more effective job in 2000 of matching cash outflows with inflows. This resulted in a $16 million increase in accounts payable and other accrued expenses and taxes payable in 2000 over the increase in 1999.

    The Company's business is subject to seasonal fluctuations. Cash flow fluctuates as a result of this seasonality. Historically, the first quarter shows an excess of customer collections over customer billings. This results in positive cash flow. The increased activity associated with peak season (typically commencing late second or early third quarter) causes an excess of customer billings over customer collections. This cyclical growth in customer receivables consumes available cash. In the past, the Company has utilized short-term borrowings to satisfy normal operating expenditures when temporary cash outflows exceed cash inflows. These short-term borrowings have been repaid when the trend reverses and customer collections exceed customer billings. During 2000, short-term borrowings were not required in the United States; the market where cash flow pressures are most intense due to funds advanced in association with customs brokerage activity.

    As a customs broker, the Company makes significant 5-10 business day cash advances for the payment of duties and freight. These advances are made as an accommodation for a select group of credit-worthy customers. Cash advances are a "pass through" and are not recorded as a component of revenue and expense, but are accounted for as a direct increase in accounts receivable and accounts payable. As a result of these "pass through" billings, the conventional Days Sales Outstanding or DSO calculation does not directly measure collection efficiency.

    Cash used in investing activities for the year ended December 31, 2000 was $29 million, as compared with $32 million during the same period of 1999. The largest use of cash in investing activities is cash paid for capital expenditures. For the year ended December 31, 2000, the Company made capital expenditures of $26 million as compared with $27 million for the same period in 1999. Capital expenditures in 2000 and in 1999 related primarily to investments in technology and office furniture and equipment.

    Cash used in financing activities for the year ended December 31, 2000 was $23 million as compared with cash provided by financing activities of $2 million for the same period in 1999. In 2000, the Company paid down $15 million on short-term debt, as compared with an increase in short-term debt of $7 million that occurred during the same period of 1999. The Company uses the proceeds from stock option exercises to repurchase the Company's stock on the open market. The differences shown at year end of 2000 and 1999 between proceeds from the issuance of common stock and the amounts paid to repurchase common stock represent a timing difference in the receipt of proceeds and the subsequent repurchase of outstanding shares.

    At December 31, 2000, working capital was $223 million, including cash and short-term investments of $171 million. The Company had no long-term debt at December 31, 2000. While the nature of its business does not require an extensive investment in property and equipment, the Company cannot eliminate the possibility that it could acquire an equity interest in property in certain geographic locations. The Company currently expects to spend approximately $60 million on property and equipment in 2001. In addition to normal capital expenditures for leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures, this total includes estimates for building projects in Egypt, Ireland and Malaysia. The Company expects to finance capital expenditures in 2001, with cash.

    The Company borrows internationally and domestically under unsecured bank lines of credit. The U.S. facility totals $50 million and international bank lines of credit totaled $11.1 million. In addition, the Company maintains a bank facility with its U.K. bank for $7.4 million. At December 31, 2000, the Company was directly liable for $4.7 million drawn on these lines of credit and was contingently liable for an additional $24.2 million from standby letters of credit.

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company's earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company's functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. Dollar, throughout the year ended December 31, 2000, would have had the effect of raising operating income approximately $8.8 million. An average 10% strengthening of the U.S. Dollar, for the same period, would have the effect of reducing operating income approximately $7.2 million.

    The Company has approximately $30 million of intercompany transactions unsettled at any one point in time. The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company's ability to move money freely around the world. Any such hedging activity throughout the year ended December 31, 2000, was insignificant. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

    At December 31, 2000, the Company had cash and cash equivalents and short-term investments of $170.9 million and short-term borrowings of $4.7 million, all subject to variable short-term interest rates. A hypothetical change in the interest rate of 10% would have an insignificant impact on the Company's earnings.

    In management's opinion, there has been no material change in the Company's market risk exposure between 1999 and 2000.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following documents are filed on the pages listed below, as part of Part II, Item 8 of this report.

Document		Page
1.	Financial Statements and Accountants' Report:
	Independent Auditors' Report	F-1
Consolidated Financial Statements:
	Balance Sheets as of December 31, 2000 and 1999	F-2
	Statements of Earnings for the Years Ended December 31, 2000, 1999 and 1998	F-3
	Statements of Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998	F-4
	Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998	F-5
	Notes to Consolidated Financial Statements	F-6 through F-17
2.	Financial Statement Schedules:
	Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2000, 1999 and 1998	S-1

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Inapplicable.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference to information under the caption "Proposal 1—Election of Directors" and to the information under the caption "Section 16(a) Reporting Delinquencies" in the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 9, 2001. See also Part I—Item 1—Executive Officers of the Registrant.

ITEM 11—EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to information under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 9, 2001.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to information under the captions "Principal Holders of Voting Securities" and "Proposal 1—Election of Directors" in the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 9, 2001.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to information under the caption "Executive Compensation" and "Certain Transactions" in the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 9, 2001.

PART IV

ITEM 14—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Page
(a)	1.	FINANCIAL STATEMENTS
		Independent Auditors' Report	F-1
		Consolidated Balance Sheets as of December 31, 2000 and 1999	F-2
		Consolidated Statements of Earnings for the Years Ended December 31, 2000, 1999 and 1998	F-3
		Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998	F-4
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998	F-5
		Notes to Consolidated Financial Statements	F-6
	2.	FINANCIAL STATEMENT SCHEDULES
Included in Part IV of this report:
Schedules:
		II Valuation and Qualifying Accounts for the Years Ended December 31, 2000, 1999 and 1998	S-1

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

(3)
The Company's Amended 1985 Stock Option Plan. See Exhibit 10.4.

(4)
Form of Stock Option Agreement used in connection with options granted under the Company's Amended 1985 Stock Option Plan. See Exhibit 10.5.

(5)
The Company's Restated and Amended 1988 Employee Stock Purchase Plan. See Exhibit 10.20.

(6)
Form of Stock Purchase Agreement used in connection with options granted under the Company's Restated and Amended 1988 Employee Stock Purchase Plan. See Exhibit 10.7.

(7)
The Company's Amended 1993 Directors' Non-Qualified Stock Option Plan. See Exhibit 10.39.

(8)
Form of Stock Option Agreement used in connection with options granted under the Company's 1993 Directors' Non-Qualified Stock Option Plan. See Exhibit 10.9.

(9)
The Company's Amended 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.40.

(10)
Form of Stock Option Agreement used in connection with Non-Qualified options granted under the Company's 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.30.

(11)
Form of Stock Option Agreement used in connection with Incentive options granted under the Company's 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.31.

(12)
The Company's 1997 Executive Incentive Compensation Plan. See Exhibit 10.32.

(13)
Form of Executive Incentive Compensation Plan Award Certification used in connection with the awards granted under the Company's 1997 Executive Incentive Compensation Plan. See Exhibit 10.33.

(14)
Form of Executive Incentive Compensation Plan Award Agreement used in connection with establishing the terms and conditions of an award under the Company's 1997 Executive Incentive Compensation Plan. See Exhibit 10.34.

(b) REPORTS ON FORM 8-K

(1)
On November 9, 2000, the Company filed a current report on Form 8-K under "Item 9. Regulation FD Disclosure."

(2)
On November 15, 2000, the Company filed a current report on Form 8-K under "Item 9. Regulation FD Disclosure."

(3)
On December 18, 2000, the Company filed a current report on Form 8-K under "Item 9. Regulation FD Disclosure."

(4)
On January 16, 2001, the Company filed a current report on Form 8-K under "Item 9. Regulation FD Disclosure."

(5)
On February 15, 2001, the Company filed a current report on Form 8-K under "Item 9. Regulation FD Disclosure."

(6)
On February 20, 2001, the Company filed a current report on Form 8-K under "Item 9. Regulation FD Disclosure."

(7)
On March 16, 2001, the Company filed a current report on Form 8-K under "Item 9. Regulation FD Disclosure."

(c) EXHIBITS

Exhibit Number	Exhibit
3.1	The Company's Restated Articles of Incorporation and the Articles of Amendment thereto dated December 9, 1993. (Incorporated by reference to Exhibit 3.1 to Form 10-K, filed on or about March 31, 1995.)
3.1.1	Articles of Amendment to the Restated Articles of Incorporation dated November 12, 1996. (Incorporated by reference to Exhibit 3.1.1 to Form 10-K, filed on or about March 31, 1997.)
3.2	The Company's Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to Form 10-K, filed on or about March 28, 1994.)
10.3
Form of Employment Agreement executed by the Company's Director - Europe. (Incorporated by reference to Exhibit 10.7 to Form 10-K, filed on or about March 28, 1991. Superseded by Exhibit 10.24 to this Report.)
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
10.8	The Company's 1993 Directors' Non-Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.8 to Form 10-K, filed on or about March 28, 1994. Superseded by Exhibit 10.39 to this Report.)
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
10.29
The Company's 1997 Non-Qualified and Incentive Stock Option Plan. (Incorporated by reference to Appendix A of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 24, 1997. Superseded by Exhibit 10.40 to this Report.)
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
10.37
Loan Modification Agreement between the Company and Bank of America National Trust and Savings Association dated September 30, 1999 amending the credit limit to $50,000,000, amending the maturity date of the Note and extending the termination date, as defined in the Credit Agreement, to June 30, 2000. (Incorporated by reference to Exhibit 10.37 to Form 10-Q, filed on or about November 15, 1999. Superseded by Exhibit 10.38 to this Report.)

10.38
Loan Modification Agreement between the Company and Bank of America, N.A. dated June 30, 2000, amending the net worth to $250,000,000, amending the maturity date to the Note and extending the termination date, as defined in the Credit Agreement, to June 29, 2001. (Incorporated by reference to Exhibit 10.38 to Form 10-Q, filed on or about August 14, 2000.)
10.39
The Company's Amended 1993 Directors' Non-Qualified Stock Option Plan. (Incorporated by reference to Appendix B of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 28, 2001.)
10.40
The Company's Amended 1997 Non-Qualified and Incentive Stock Option Plan. (Incorporated by reference to Appendix C of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 28, 2001.)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Certified Public Accountants.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2001.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
By:	/s/ R. JORDAN GATES R. Jordan Gates Executive Vice President—Chief Financial Officer and Treasurer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001.

Signature	Title
/s/ PETER J. ROSE (Peter J. Rose)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director
/s/ R. JORDAN GATES (R. Jordan Gates)	Executive Vice President—Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) and Director
/s/ JAMES LI KOU WANG (James Li Kou Wang)	President—Asia and Director
/s/ JAMES J. CASEY (James J. Casey)	Director
/s/ DAN P. KOURKOUMELIS (Dan P. Kourkoumelis)	Director
/s/ JOHN W. MEISENBACH (John W. Meisenbach)	Director
/s/ MICHAEL J. MALONE (Michael J. Malone)	Director

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

COMPRISING ITEM 8

ANNUAL REPORT ON FORM 10-K

TO SECURITIES AND EXCHANGE COMMISSION FOR THE

YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

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

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Expeditors International of Washington, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

/s/ KPMG LLP

Seattle, Washington
February 23, 2001

Consolidated Balance Sheets

In thousands except share data

	December 31,
	2000	1999
Current Assets:
Cash and cash equivalents	$169,005	$71,183
Short-term investments	1,884	1,171
Accounts receivable, less allowance for doubtful accounts of $11,825 in 2000 and $10,266 in 1999	347,114	314,789
Other	4,782	15,566

Total current assets	522,785	402,709
Property and Equipment:
Buildings and leasehold improvements	77,726	73,792
Furniture, fixtures, and equipment	92,277	79,820
Vehicles	4,669	4,718

	174,672	158,330
Less accumulated depreciation and amortization	83,640	67,684

	91,032	90,646
Land	15,615	15,259

Net property and equipment	106,647	105,905
Deferred Federal and state income taxes	8,830	5,584
Other assets, net	23,478	21,263

	$661,740	$535,461

Current Liabilities:
Short-term debt	$4,671	$19,442
Accounts payable	229,534	182,510
Accrued expenses, primarily salaries and related costs	42,801	36,811
Deferred Federal and state income taxes	5,699	3,232
Federal, state, and foreign income taxes	17,251	11,081

Total current liabilities	299,956	253,076

Shareholders' Equity:
Preferred stock, par value $.01 per share Authorized 2,000,000 shares; none issued	—	—
Common stock, par value $.01 per share Authorized 160,000,000 shares; issued and outstanding 51,451,163 shares at December 31, 2000 and 50,644,407 shares at December 31, 1999	515	507
Additional paid-in capital	37,386	29,729
Retained earnings	333,049	257,198
Accumulated other comprehensive loss	(9,166)	(5,049)

Total shareholders' equity	361,784	282,385

Commitments and contingencies
	$661,740	$535,461

See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings

In thousands except share data

	Years ended December 31,
	2000	1999	1998
Revenues:
Airfreight	$1,014,375	$916,832	$685,613
Ocean freight	472,853	356,205	236,848
Customs brokerage and import services	207,953	171,538	141,246

Total revenues	1,695,181	1,444,575	1,063,707

Operating Expenses:
Airfreight consolidation	788,947	733,065	539,706
Ocean freight consolidation	357,879	269,024	170,551
Salaries and related costs	290,581	240,740	190,288
Selling and promotion	20,231	16,896	15,018
Rent	19,390	17,768	15,459
Depreciation and amortization	22,481	20,819	15,547
Other	68,148	52,940	43,766

Total operating expenses	1,567,657	1,351,252	990,335

Operating income	127,524	93,323	73,372

Other Income (Expense):
Interest income	6,327	2,253	2,206
Interest expense	(432)	(1,070)	(487)
Other, net	(71)	139	486

Other income, net	5,824	1,322	2,205

Earnings before income taxes	133,348	94,645	75,577
Income tax expense	50,313	35,470	28,303

Net earnings	$83,035	$59,175	$47,274

Basic earnings per share	$1.62	$1.18	$.96

Diluted earnings per share	$1.52	$1.10	$.89

Weighted average basic shares outstanding	51,152,620	50,137,045	49,234,438

Weighted average diluted shares outstanding	54,679,018	53,827,817	53,058,384

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity and Comprehensive Income

In thousands, except share data

Years ended December 31, 2000, 1999 and 1998

	Common stock				Accumulated other comprehensive loss
			Additional paid-in capital	Retained earnings
	Shares	Par value				Total
Balance at December 31, 1997	49,092,760	$491	15,288	159,225	(3,150)	171,854
Exercise of stock options	318,100	3	1,354	—	—	1,357
Issuance of shares under stock purchase plan	225,554	2	3,617	—	—	3,619
Shares repurchased under provisions of stock repurchase plan	(272,732)	(2)	(4,733)	—	—	(4,735)
Tax benefits from employee stock plans	—	—	1,747	—	—	1,747
Comprehensive income
Net earnings	—	—	—	47,274	—	47,274
Foreign currency translation adjustments, net of deferred tax credit of $253	—	—	—	—	(469)	(469)

Total comprehensive income	—	—	—	—	—	46,805

Dividends paid ($.07 per share)	—	—	—	(3,449)	—	(3,449)

Balance at December 31, 1998	49,363,682	$494	17,273	203,050	(3,619)	217,198
Exercise of stock options	1,323,405	13	4,572	—	—	4,585
Issuance of shares under stock purchase plan	251,391	3	4,139	—	—	4,142
Shares repurchased under provisions of stock repurchase plan	(294,071)	(3)	(8,989)	—	—	(8,992)
Tax benefits from employee stock plans	—	—	12,734	—	—	12,734
Comprehensive income
Net earnings	—	—	—	59,175	—	59,175
Foreign currency translation adjustments, net of deferred tax credit of $770	—	—	—	—	(1,430)	(1,430)

Total comprehensive income	—	—	—	—	—	57,745

Dividends paid ($.10 per share)	—	—	—	(5,027)	—	(5,027)

Balance at December 31, 1999	50,644,407	$507	29,729	257,198	(5,049)	282,385

Exercise of stock options	855,805	9	4,833	—	—	4,842
Issuance of shares under stock purchase plan	204,018	2	5,397	—	—	5,399
Shares repurchased under provisions of stock repurchase plan	(253,067)	(3)	(11,499)	—	—	(11,502)
Tax benefits from employee stock plans	—	—	8,926	—	—	8,926
Comprehensive income
Net earnings	—	—	—	83,035	—	83,035
Foreign currency translation adjustments, net of deferred tax credit of $2,217	—	—	—	—	(4,117)	(4,117)

Total comprehensive income	—	—	—	—	—	78,918

Dividends paid ($.14 per share)	—	—	—	(7,184)	—	(7,184)

Balance at December 31, 2000	51,451,163	$515	37,386	333,049	(9,166)	361,784

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

In thousands

	Years ended December 31,
	2000	1999	1998
Operating Activities:
Net earnings	$83,035	59,175	47,274
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	4,043	2,966	2,612
Depreciation and amortization	22,481	20,819	15,547
Deferred income tax expense	1,203	3,433	1,950
Tax benefits from employee stock plans	8,926	12,734	1,747
Amortization of cost in excess of net assets of acquired businesses	920	748	536
Changes in operating assets and liabilities:
Increase in accounts receivable	(34,399)	(81,316)	(31,272)
Increase in accounts payable, accrued expenses and taxes payable	57,805	41,646	18,449
Other	10,444	(6,894)	(3,605)

Net cash provided by operating activities	154,458	53,311	53,238

Investing Activities:
Increase in short-term investments	(818)	(750)	(121)
Purchase of property and equipment	(25,582)	(26,582)	(52,455)
Other	(3,081)	(4,381)	(93)

Net cash used in investing activities	(29,481)	(31,713)	(52,669)

Financing Activities:
Borrowings (repayments) of short-term debt, net	(14,501)	7,328	10,067
Proceeds from issuance of common stock	10,241	8,727	4,976
Repurchases of common stock	(11,502)	(8,992)	(4,735)
Dividends paid	(7,184)	(5,027)	(3,449)

Net cash provided by (used in) financing activities	(22,946)	2,036	6,859
Effect of exchange rate changes on cash	(4,209)	(1,880)	(93)

Increase in cash and cash equivalents	97,822	21,754	7,335
Cash and cash equivalents at beginning of year	71,183	49,429	42,094

Cash and cash equivalents at end of year	$169,005	71,183	49,429

Interest and Taxes Paid:
Interest	$208	989	503
Income taxes	19,442	19,345	27,003

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

B. Short-term Investments

    Short-term investments are designated as available-for-sale and cost approximates market at December 31, 2000 and 1999.

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

    No interest was capitalized in 2000 and 1999. Interest of $193 was capitalized in 1998.

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

G. Foreign Currency

    Foreign currency amounts attributable to foreign operations have been translated into U.S. Dollars using year-end exchange rates for assets and liabilities, historical rates for equity, and average annual rates for revenues and expenses. Unrealized gains or losses arising from fluctuations in the year-end exchange rates are generally recorded as components of other comprehensive income as adjustments from foreign currency translation. Currency fluctuations are a normal operating factor in the conduct of the Company's business, and exchange transaction gains and losses are generally included in freight consolidation expenses.

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting standards for derivative and hedging transactions and is effective for fiscal years beginning after June 15, 2000. Adoption of this standard by the Company on January 1, 2001, had no material impact on the Company's consolidated financial statements. The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure. Accordingly, the Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company's ability to move money freely around the world. Such hedging activity during 2000, 1999, and 1998 was insignificant. Net foreign currency gains realized during 2000 and 1999 were $309 and $196, respectively. Net foreign currency losses realized during 1998 was $534.

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

L. Reclassification

    Certain prior year amounts have been reclassified to conform with the 2000 presentation.

NOTE 2. CREDIT ARRANGEMENTS

    The Company has a $50,000 United States bank line of credit extending through June 29, 2001. Borrowings under the line bear interest at LIBOR +0.75% (7.18% at December 31, 2000) and are unsecured. As of December 31, 2000, the Company had no borrowings under this line.

    The majority of the Company's foreign subsidiaries maintain bank lines of credit for short-term working capital purposes. These credit lines are supported by standby letters of credit issued by a United States bank, or guarantees issued by the Company to the foreign banks issuing the credit line. Lines of credit bear interest at .5% to 1.5% over the foreign banks' equivalent prime rates. At December 31, 2000 and 1999, the Company was liable for $4,671 and $1,442, respectively, of borrowings under these lines, and at December 31, 2000 was contingently liable for approximately $24,154 under outstanding standby letters of credit and guarantees related to these lines of credit and other obligations.

    In addition, at December 31, 2000 the Company had a $7,392 credit facility with a United Kingdom bank (U.K. facility), secured by a corporate guarantee. The Company was contingently liable under the U.K. facility at December 31, 2000 for $7,392 used to secure customs bonds issued by foreign governments.

    At December 31, 2000, the Company was in compliance with all restrictive covenants of these credit lines and the associated credit facilities, including maintenance of certain minimum asset, working capital and equity balances and ratios.

NOTE 3. INCOME TAXES

    Income tax expense for 2000, 1999 and 1998 includes the following components:

	Federal	State	Foreign	Total
2000
Current	$9,717	2,802	27,665	40,184
Deferred	7,975	2,154	—	10,129

	$17,692	4,956	27,665	50,313

1999
Current	$3,823	1,331	14,149	19,303
Deferred	14,098	2,069	—	16,167

	$17,921	3,400	14,149	35,470

1998
Current	$9,526	2,071	13,009	24,606
Deferred	2,726	971	—	3,697

	$12,252	3,042	13,009	28,303

    Income tax expense differs from amounts computed by applying the U.S. Federal income tax rate of 35% to earnings before income taxes as a result of the following:

	2000	1999	1998
Computed expected tax expense	$46,672	33,126	26,452
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of Federal income tax benefit	3,221	2,210	1,977
Decrease in valuation allowance for deferred tax assets	(68)	(147)	(207)
Other, net	488	281	81

	$50,313	35,470	28,303

    The components of earnings before income taxes are as follows:

	2000	1999	1998
United States	$34,176	30,403	28,542
Foreign	99,172	64,242	47,035

	$133,348	94,645	75,577

    The tax effects of temporary differences, tax credits and operating loss carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are as follows:

	Years ended December 31,
	2000	1999
Deferred tax assets:
Foreign tax credits related to unremitted foreign earnings	$43,596	29,044
Accrued intercompany and third party charges, deductible for taxes upon economic performance (i.e. actual payment)	3,274	2,998
Foreign currency translation adjustment	5,169	2,952
Provision for doubtful accounts receivable	2,371	2,194
Excess of financial statement over tax depreciation	3,150	2,181
Other	1,129	943

Total gross deferred tax assets	58,689	40,312
Less valuation allowance	(8)	(76)

	58,681	40,236

Deferred tax liabilities:
Unremitted foreign earnings	(50,476)	(33,823)
Other	(5,074)	(4,061)

Total gross deferred tax liabilities	$(55,550)	(37,884)

Net deferred tax assets	$3,131	2,352

Plus current deferred tax liabilities	$5,699	3,232

Noncurrent deferred tax assets	$8,830	5,584

    At December 31, 2000, the Company has net operating loss carryforwards for foreign income tax purposes of $22 which are available over an indefinite period to offset future foreign taxable income.

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

B. Non-Discretionary Stock Repurchase Plan

    The Company has a Non-Discretionary Stock Repurchase Plan under which management is authorized to repurchase up to 2,200,000 shares of the Company's common stock in the open market with the proceeds received from the exercise of Employee and Director Stock Options. As of December 31, 2000, the Company had repurchased and retired 2,061,560 shares of common stock at an average price of $16.33 over the period from 1994 through 2000. Subsequent to December 31, 2000, the amount of shares to be repurchased was increased to 5,000,000.

C. Stock Option Plans

    The Company has two stock option plans (the "1985 Plan" and the "1997 Plan") for employees under which the Board of Directors may grant officers and key employees options to purchase common stock at prices equal to or greater than market value on the date of grant. The 1985 Plan provides for non-qualified grants at exercise prices equal to or greater than the market value on the date of grant. Outstanding options generally vest and become exercisable over periods up to five years from the date of grant and expire no more than 10 years from the date of grant. The 1997 Plan provides for qualified and non-qualified grants of options to purchase shares, limited to not more than 100,000 per person per year. Grants less than or equal to 20,000 shares in any fiscal year, are granted at or above common stock prices on the date of grant. Any 1997 Plan grants in excess of the initial 20,000 shares granted per person per year ("Excess Grants") require an exercise price of not less than 120% of the common stock price on the date of grant. Excess Grants expire no later than 5 years from the date of grant. Excess Grants in 1997 vested completely, 3 years from the date of grant.

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

    Details regarding the plans are as follows:

	Unoptioned Shares			Outstanding Options
	1985 Plan	1997 Plan	Directors' Plan	Number of shares	Weighted average price per share
Balance at December 31, 1997	388,228	3,215,600	104,000	5,536,460	$5.65

Options granted	(210,000)	(863,400)	(24,000)	1,097,400	$21.78
Options exercised	—	—	—	(318,100)	$4.54
Options canceled	66,250	52,400	—	(118,650)	$4.27

Balance at December 31, 1998	244,478	2,404,600	80,000	6,197,110	$8.49

Options granted	(100,000)	(908,900)	(24,000)	1,032,900	$31.98
Options exercised	—	—	—	(1,323,405)	$3.47
Options canceled	43,750	138,000	—	(181,750)	$20.04

Balance at December 31, 1999	188,228	1,633,700	56,000	5,724,855	$13.47

Options granted	(95,000)	(781,250)	(32,000)	908,250	$38.07
Options exercised	—	—	—	(855,805)	$5.66
Options canceled	68,500	136,925	—	(205,425)	$23.73

Balance at December 31, 2000	161,728	989,375	24,000	5,571,875	$18.30

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

	2000	1999	1998
Net earnings—as reported	$83,035	59,175	47,274
Net earnings—pro forma	$73,592	52,111	42,697
Basic earnings per share—as reported	$1.62	1.18	.96
Basic earnings per share—pro forma	$1.45	1.05	.87
Diluted earnings per share—as reported	$1.52	1.10	.89
Diluted earnings per share—pro forma	$1.36	.98	.82

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

	2000	1999	1998
Dividend yield	.48%	.23%	0.3%
Volatility	51%	47%	45%
Risk-free interest rates	5.1 - 6.4%	5.1 - 5.9%	4.6 - 5.7%
Expected life (years)—stock option plans	5.6	5.5 - 7	7
Expected life (years)—stock purchase rights plan	1	1	1
Weighted average fair value of stock options granted during the year	$19.61	$17.55	$11.49
Weighted average fair value of stock purchase rights	$15.67	$8.98	$6.25

    The following table summarizes information about fixed-price stock options outstanding at December 31, 2000:

Range of exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$2.82 - 4.38	1,044,500	1.6 years	$3.39	1,044,500	$3.39
$5.63 - 14.66	1,706,750	5.2 years	$8.06	1,352,500	$7.22
$15.04 - 21.94	992,100	6.6 years	$20.97	144,000	$15.76
$27.50 - 32.09	939,600	8.3 years	$31.98	24,000	$29.25
$37.90 - 53.69	888,925	9.3 years	$38.07	32,000	$41.38

$2.82 - 53.69	5,571,875	5.9 years	$18.30	2,597,000	$6.78

D. Basic and Diluted Earnings Per Share

    The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share in 2000, 1999 and 1998.

	Net earnings	Weighted average shares	Earnings per share
2000
Basic earnings per share	$83,035	51,152,620	$1.62
Effect of dilutive potential common shares	—	3,526,398	—

Diluted earnings per share	$83,035	54,679,018	$1.52

1999
Basic earnings per share	$59,175	50,137,045	$1.18
Effect of dilutive potential common shares	—	3,690,772	—

Diluted earnings per share	$59,175	53,827,817	$1.10

1998
Basic earnings per share	$47,274	49,234,438	$.96
Effect of dilutive potential common shares	—	3,823,946	—

Diluted earnings per share	$47,274	53,058,384	$.89

E. Stock Purchase Plan

    The Company's 1988 Employee Stock Purchase Plan provides for 2,800,000 shares of the Company's common stock to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year. The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of (1) 85% of the fair market value of the Company's stock on July 31 or (2) 85% of the fair market value of the Company's stock on the preceding August 1. At December 31, 2000, 1999 and 1998, an aggregate of 2,373,253 shares, 2,169,235 shares and 1,917,844 shares, respectively, had been issued under the plan, and at December 31, 2000, $3,360 had been withheld in connection with the plan year ending July 31, 2001.

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments, other than cash, consist primarily of cash equivalents, short-term investments, accounts receivable, short-term debt, accounts payable and accrued expenses, and stock purchase rights. The fair values of these financial instruments, excluding stock purchase rights, approximate their carrying amounts based upon market interest rates or their short-term nature. The fair value of the stock purchase rights, which have a carrying value of zero, has been determined using market prices for the related stock, and is approximately $1,364 as of December 31, 2000.

NOTE 6. COMMITMENTS

A. Leases

    The Company occupies office and warehouse facilities under terms of operating leases expiring up to 2006. At December 31, 2000, future minimum annual lease payments under all leases are as follows:

2001	$20,746
2002	16,940
2003	13,540
2004	8,813
2005	4,667
Thereafter	3,359

$68,065

B. Employee Benefits

    The Company has employee savings plans under which the Company provides a discretionary matching contribution. In 2000, 1999, and 1998, the Company's contributions under the plans were $2,596, $2,663, and $2,219, respectively.

NOTE 7. CONTINGENCIES

    The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management's opinion, will have a significant effect on the Company's financial condition.

NOTE 8. BUSINESS SEGMENT INFORMATION

    Financial information regarding the Company's 2000, 1999, and 1998 operations by geographic area are as follows:

	United States	Other North America	Far East	Europe	Australia/ New Zealand	Latin America	Middle East	Elimi- nations	Consoli- dated
2000
Revenues from unaffiliated customers	$434,136	35,315	922,057	210,294	13,740	14,060	65,579	—	1,695,181
Transfers between geographic areas	22,437	1,255	3,866	9,649	3,235	2,772	3,025	(46,239)	—

Total revenues	$456,573	36,570	925,923	219,943	16,975	16,832	68,604	(46,239)	1,695,181

Net revenues	$241,844	24,172	138,671	103,725	11,289	8,331	20,323	—	548,355
Operating income	$36,280	3,210	55,884	23,682	2,321	1,422	4,725	—	127,524
Identifiable assets at year end	$352,737	21,215	119,056	115,631	11,040	9,531	19,676	12,854	661,740
Capital expenditures	$13,075	1,925	3,591	3,876	550	1,037	1,528	—	25,582
Depreciation and amortization	$12,529	1,106	3,712	3,187	542	342	1,063	—	22,481
Equity	$361,784	4,582	98,713	31,371	7,117	897	5,997	(148,677)	361,784

1999
Revenues from unaffiliated customers	$358,454	21,407	821,977	175,794	12,995	8,224	45,724	—	1,444,575
Transfers between geographic areas	18,150	1,049	3,347	7,364	3,227	2,001	1,950	(37,088)	—

Total revenues	$376,604	22,456	825,324	183,158	16,222	10,225	47,674	(37,088)	1,444,575

Net revenues	$206,198	14,699	101,790	89,043	10,974	4,983	14,799	—	442,486
Operating income	$29,647	2,279	38,879	17,535	2,127	442	2,414	—	93,323
Identifiable assets at year end	$273,391	14,280	94,652	98,030	9,183	7,587	17,288	21,050	535,461
Capital expenditures	$14,109	1,347	3,740	3,733	693	272	2,688	—	26,582
Depreciation and amortization	$11,511	618	3,429	3,302	614	251	1,094	—	20,819
Equity	$282,385	2,814	81,956	24,888	6,558	(179)	2,931	(118,968)	282,385

1998
Revenues from unaffiliated customers	$311,897	12,361	562,500	143,925	10,160	3,172	19,692	—	1,063,707
Transfers between geographic areas	13,116	765	3,061	6,558	2,400	1,482	1,029	(28,411)	—

Total revenues	$325,013	13,126	565,561	150,483	12,560	4,654	20,721	(28,411)	1,063,707

Net revenues	$170,748	8,492	82,025	74,199	8,589	3,604	5,793	—	353,450
Operating income	$27,214	906	29,343	13,945	1,384	(264)	844	—	73,372
Identifiable assets at year end	$220,786	12,511	70,465	84,112	6,987	3,547	8,188	12,897	419,493
Capital expenditures	$40,053	592	5,998	3,686	748	570	808	—	52,455
Depreciation and amortization	$8,225	459	2,481	2,957	511	251	663	—	15,547
Equity	$217,198	1,184	71,012	17,283	4,874	(865)	1,556	(95,044)	217,198

    The Company charges its subsidiaries and affiliates for services rendered in the United States on a cost recovery basis.

NOTE 9. QUARTERLY RESULTS (UNAUDITED)

	1st	2nd	3rd	4th
2000
Revenues	$349,044	404,496	475,363	466,278
Net revenues	115,472	128,114	151,325	153,444
Net earnings	13,356	18,099	25,642	25,938
Basic earnings per share	.26	.35	.50	.50
Diluted earnings per share	.25	.33	.47	.47
1999
Revenues	$283,712	331,980	406,139	422,743
Net revenues	94,413	104,230	119,719	124,124
Net earnings	9,521	13,229	17,839	18,587
Basic earnings per share	.19	.26	.35	.37
Diluted earnings per share	.18	.25	.33	.34

    Net revenues are determined by deducting freight consolidation costs from total revenues. The sum of quarterly per share data may not equal the per share total reported for the year.

SCHEDULE II

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(in thousands)

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Other	Deductions write-offs	Balance at end of year
Allowance for doubtful accounts receivable
2000	$10,266	$4,043	$—	$2,484	$11,825

1999	$8,198	$2,966	$—	$898	$10,266

1998	$6,449	$2,612	$—	$863	$8,198

S-1

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

ANNUAL REPORT

ON

FORM 10-K

FOR FISCAL YEAR ENDED

DECEMBER 31, 2000

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Certified Public Accountants.

1

QuickLinks

PART I
  ITEM 1—BUSINESS
  ITEM 2—PROPERTIES
  ITEM 3—LEGAL PROCEEDINGS
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5—MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6—SELECTED FINANCIAL DATA
  ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11—EXECUTIVE COMPENSATION
  ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
INDEX TO EXHIBITS