Form 10-Q
period 2001-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2001-05-15
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934

For the quarterly period ended March 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No☐

             At May 9, 2001, the number of shares outstanding of the issuer’s Common Stock was 52,050,114.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2001	2000
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$220,920	$169,005
Short-term investments	215	1,884
Accounts receivable, less allowance for doubtful
accounts of $12,044 at March 31, 2001 and
$11,825 at December 31, 2000	308,443	347,114
Other current assets	16,754	4,782
Total current assets	546,332	522,785

Property and equipment, less accumulated depreciation
and amortization of $85,996 at March 31, 2001
and $83,640 at December 31, 2000	107,561	106,647
Deferred Federal and state income taxes	10,804	8,830
Other assets, net	23,176	23,478
	$687,873	$661,740

Liabilities and Shareholders' Equity

Current Liabilities:
Short-term debt	3,428	4,671
Accounts payable	213,266	229,534
Federal, state and foreign income taxes	14,887	17,251
Deferred Federal and state income taxes	13,990	5,699
Other current liabilities	49,364	42,801
Total current liabilities	294,935	299,956

Shareholders' Equity:
Preferred stock,
par value $.01 per share.
Authorized 2,000,000 shares; none issued	--	--

Common stock,
par value $.01 per share.
Authorized 160,000,000 shares;
issued and outstanding 52,084,610
shares at March 31, 2001, and 51,451,163
shares at December 31, 2000	521	515
Additional paid-in capital	50,683	37,386
Retained earnings	354,207	333,049
Accumulated other comprehensive loss	(12,473)	(9,166)

Total shareholders' equity	392,938	361,784

	$687,873	$661,740

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings
(In thousands, except share data)

(Unaudited)

	Three months ended
	March 31,
	2001	2000
Revenues:
Airfreight	$235,834	$208,181
Ocean freight	116,061	94,968
Customs brokerage and import services	53,386	45,895

Total revenues	405,281	349,044

Operating Expenses:
Airfreight consolidation	173,981	162,396
Ocean freight consolidation	85,614	71,176
Salaries and related costs	81,031	66,106
Rent and occupancy costs	7,460	6,866
Depreciation and amortization	5,948	5,575
Selling and promotion	5,351	4,463
Other	14,896	11,552
Total operating expenses	374,281	328,134
Operating income	31,000	20,910

Interest expense	(145)	(106)
Interest income	2,634	746
Other, net	470	(125)
Other income, net	2,959	515

Earnings before income taxes	33,959	21,425
Income tax expense	12,801	8,069

Net earnings	$21,158	$13,356

Basic earnings per share	$.41	$.26
Diluted earnings per share	$.38	$.25
Weighted average basic shares outstanding	51,744,591	50,709,772
Weighted average diluted shares outstanding	55,146,494	54,480,938

See accompanying notes to condensed consolidated financial statements.

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three months ended March 31,
	2001	2000
Operating Activities:
Net earnings	$21,158	$13,356
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Provision for losses on accounts receivable	978	132
Deferred income tax expense	8,124	1,514
Tax benefits from employee stock plans	11,396	3,018
Depreciation and amortization	5,948	5,575
Other	330	279
Changes in operating assets and liabilities:
Decrease in accounts receivable	37,810	34,423
Increase in other current assets	(12,286)	(1,132)
Increase (decrease) in accounts payable and other current liabilities	(10,750)	10,797

Net cash provided by operating activities	62,708	67,962

Investing Activities:
Decrease in short-term investments	1,578	189
Purchase of property and equipment	(8,482)	(4,978)
Other	(461)	(1,359)

Net cash used in investing activities	(7,365)	(6,148)

Financing Activities:
Repayments of short-term debt, net	(960)	(17,655)
Proceeds from issuance of common stock	2,122	1,070
Repurchases of common stock	(214)	(877)

Net cash provided by (used in) financing activities	948	(17,462)

Effect of exchange rate changes on cash	(4,376)	(724)
Increase in cash and cash equivalents	51,915	43,628
Cash and cash equivalents at beginning of period	169,005	71,183
Cash and cash equivalents at end of period	$220,920	$114,811

Interest and Taxes Paid:
Interest	$175	$110
Income taxes	7,203	3,001

See accompanying notes to condensed consolidated financial statements.

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

             The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Certain 2000 amounts have been reclassified to conform to the 2001 presentation.  These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 10-K as filed with the Securities and Exchange Commission on or about April 2, 2001.

Note 2.  Comprehensive Income

             Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income.  For the Company, these consist of foreign currency translation gains and losses, net of related income tax effects.

             The components of total comprehensive income for interim periods are presented in the following table:

	Three months ended March 31,
(Dollars in thousands)	2001	2000
Net earnings	$21,158	$13,356
Foreign currency translation
adjustments net of deferred
taxes of $1,781 and $668	(3,307)	(1,242)
Total comprehensive income	$17,851	$12,114

Note 3.   Business Segment Information

             Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosure about Segments of an Enterprise and Related Information” establishes standards for the way that public companies report selected information about segments in their financial statements.

             The Company is organized functionally in geographic operating segments.  Accordingly, management focuses its attention on revenues, net revenues, operating income, identifiable assets, capital expenditures, depreciation and amortization and equity generated by or allocated to each of these geographical areas when evaluating effectiveness of geographic management.

             Financial information regarding the Company’s operations by geographic area for the three months ended March 31, 2001 and 2000 are as follows:

	United States	Other North America	Far East	Europe	Australia/New Zealand	Latin America	Middle East	Eliminations	Consolidated
Three months ended March 31, 2001

Revenues from
unaffiliated
customers	$111,109	10,523	199,073	57,110	3,009	4,361	20,096	-	405,281
Transfers between
geographic areas	$5,221	361	1,180	2,656	769	825	796	(11,808)	-
Total revenues	$116,330	10,884	200,253	59,766	3,778	5,186	20,892	(11,808)	405,281

Net revenues	$61,392	6,887	38,435	27,564	2,583	2,674	6,151	-	145,686
Operating income	$7,162	961	15,352	5,676	452	96	1,301	-	31,000
Identifiable assets
at quarter end	$364,651	20,776	123,629	121,831	10,242	11,316	19,447	15,981	687,873
Capital expenditures	$4,289	452	848	1,251	275	594	773	-	8,482
Depreciation and
amortization	$3,358	321	955	778	119	154	263	-	5,948
Equity	$392,938	4,991	115,617	33,136	6,491	820	6,422	(167,477)	392,938

Three months ended March 31, 2000

Revenues from
unaffiliated
customers	$97,301	6,927	178,658	45,462	3,419	3,113	14,164	-	349,044
Transfers between
geographic areas	$4,709	259	846	2,071	750	628	752	(10,015)	-
Total revenues	$102,010	7,186	179,504	47,533	4,169	3,741	14,916	(10,015)	349,044

Net revenues	$54,217	5,252	23,810	23,315	2,744	1,680	4,454	-	115,472
Operating income	$6,179	451	7,815	4,696	612	267	890	-	20,910
Identifiable assets
at quarter end	$276,266	16,832	103,120	96,713	9,379	8,656	17,242	17,174	545,382
Capital expenditures	$2,580	412	965	662	110	73	176	-	4,978
Depreciation and
amortization	$3,149	253	881	819	136	70	267	-	5,575
Equity	$297,710	3,061	88,879	23,409	6,479	76	3,432	(125,336)	297,710

The Company charges its subsidiaries and affiliates for services rendered in the United States on a cost recovery basis.

Note 4. Basic and Diluted Earnings per Share

             The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share in the first quarter of 2001 and 2000:

	Net Earnings	Weighted Average Shares	Earnings Per Share
(Amounts in thousands, except share and per share amounts)
2001
Basic earnings per share	$21,158	51,744,591	$.41
Effect of dilutive potential common shares	-	3,401,903	-
Diluted earnings per share	$21,158	55,146,494	$.38
2000
Basic earnings per share	$13,356	50,709,772	$.26
Effect of dilutive potential common shares	-	3,771,166	-
Diluted earnings per share	$13,356	54,480,938	$.25

Note 5.   New Accounting Pronouncement

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” establishes accounting standards for derivative and hedging transactions.  The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Adoption of SFAS No. 133 in January 2001 did not have an impact on the Company's consolidated financial statements and as of March 31, 2001, the Company held no derivative instruments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD–LOOKING STATEMENTS UNDER SECURITIES LITIGATION
  REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

Certain portions of this report on Form 10-Q including the sections entitled “Currency and Other Risk Factors” and “Liquidity and Capital Resources” contain forward-looking statements which must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements.  In addition to risk factors identified elsewhere in this report, attention should be given to the factors identified and discussed in the report on Form 10-K filed on or about April 2, 2001.

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

RESULTS OF OPERATIONS

             The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company's principal services and the Company's expenses for the three-month periods ended March 31, 2001 and 2000, expressed as percentages of net revenues.  With respect to the Company's services other than freight consolidation, net revenues are identical to revenues.  Management believes that net revenues are a better measure than total revenues of the relative importance of the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers' charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

                          The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.

	Three months ended March 31,
	2001		2000
	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)
Net Revenues:
Airfreight	$61,853	42%	$45,785	40%
Ocean freight	30,447	21	23,792	20
Customs brokerage and
import services	53,386	37	45,895	40

Net revenues	145,686	100	115,472	100

Operating Expenses:
Salaries and related costs	81,031	56	66,106	57
Other	33,655	23	28,456	25

Total operating expenses	114,686	79	94,562	82

Operating income	31,000	21	20,910	18
Other income, net	2,959	2	515	-

Earnings before income taxes	33,959	23	21,425	18
Income tax expense	12,801	9	8,069	7

Net earnings	$21,158	14%	$13,356	11%

             Airfreight net revenues increased 35% for the three-month period ended March 31, 2001 as compared with the same period for 2000.  This increase was primarily due to increased airfreight shipments and tonnages handled by the Company’s expanding global network. Management also believes that the Company benefited from improving economic conditions in several Far Eastern countries.

             Ocean freight net revenues increased 28% for the three-month period ended March 31, 2001 as compared with the same period for 2000.  The Company continued to aggressively market competitive ocean freight rates primarily on freight moving eastbound from the Far East.  Management also has embarked on a strategy to improve market share on trade lanes other than eastbound from the Far East. The ocean forwarding business and ECMS (Expeditors Cargo Management Systems), the Company's ocean freight consolidation management and purchase order tracking service, continued to be instrumental in helping the Company to expand its market share.

             Customs brokerage and import services increased 16% for the three-month period ended March 31, 2001 as compared with the same period for 2000.  This increase is the result of 1) the Company's growing reputation for providing high quality service, 2) consolidation within the customs brokerage market as customers seek out customs brokers with sophisticated computerized capabilities critical to an overall logistics management program, and 3) the growing importance of distribution services, which is included in this category, as a separate and distinct service offered to existing and potential customers.

             Salaries and related costs increased 23% for the first quarter of 2001 compared to the same period in 2000 as a result of (1) the Company’s increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity and (2) increased compensation levels.  Salaries and related costs decreased 1% as a percentage of net revenues.  The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits.  Management believes that the Company’s historical growth in revenues, net revenues and net earnings are a result of the incentives inherent in the Company’s compensation program.

             Other operating expenses increased 18% for the three-month period ended March 31, 2001 as compared with the same period in 2000 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company's growing operations.  Other operating expenses as a percentage of net revenues decreased 2% in the three-month period ended March 31, 2001, as compared with the same period in 2000, as the Company leveraged net revenue increases over other operating expenses with a largely fixed or fixed-variable cost component.

             Other income, net, increased for the three-month period ended March 31, 2001 as compared with the same period in 2000, principally due to higher interest income on a larger average cash balance during the period.  Cash balances increased towards the end of the first quarter of 2001, after the payment of peak season trade obligations and after the collection of accounts receivable outstanding as of December 31, 2000.

             The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations.  The Company’s consolidated effective income tax rate during the three-month period ended March 31, 2001 remained constant at 37.7% as compared with the same period in 2000.

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

             Developing these systems and a worldwide network has added a considerable indirect cost to the services provided to customers.  Smaller and middle–tier competitors, in general, do not have the resources available to develop customized systems and a worldwide network.  As a result, there is a significant amount of consolidation currently taking place in the industry.  Management expects that this trend toward consolidation will continue for the short to medium-term.

             The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. Dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents.  The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses.  Foreign currency gains and/or losses recognized during the first quarter of 2001 and 2000 were insignificant.

             The Company has traditionally generated revenues from airfreight, ocean freight and customs brokerage and import services.  In light of the customer–driven trend to provide customer rates on a door–to–door basis, management foresees the potential, in the medium to long–term, for fees normally associated with customs house brokerage to be de–emphasized and included as a component of other services offered by the Company.

             On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and a new common currency - the Euro.  The Euro trades on currency exchanges and may be used in business transactions.  The conversion to the Euro eliminates currency exchange rate risk between the member countries.  Beginning in January 2002, new Euro-denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation. The Company has established plans to address the issues raised by the Euro currency conversion including the need to adapt computer systems and business processes to accommodate Euro-denominated transactions.  Since existing financial systems currently accommodate multiple currencies, the plans contemplate full conversion by the end of 2001.  The Company does not expect the conversion costs to be material and is actively pursuing conversion plans and initiatives to fully accommodate the introduction of the Euro as the financial reporting currency of the member states.  Due to numerous uncertainties, the Company is evaluating the effects one common European currency will have on pricing.  The Company is unable to predict the resulting impact, if any, on the Company’s consolidated financial statements.

Sources of Growth

             Acquisitions - Historically, growth through aggressive acquisition has proven to be a challenge for many of the Company’s competitors and typically involves the purchase of significant “goodwill”, the value of which can be realized in large measure only by retaining the customers and profit margins of the acquired business.  As a result, the Company has pursued a strategy emphasizing organic growth supplemented by certain strategic acquisitions, where future economic benefit significantly exceeds the “goodwill” recorded in the transaction.

             Office Openings - The Company opened 3 start-up offices and 1 office through an acquisition during the first quarter of 2001.  The office added through an acquisition is followed by an asterisk.

South America	Europe
BRAZIL:	GERMANY:
Curitiba	Nuernberg

VENEZUELA:	SWITZERLAND:
Caracas*	Chiasso

             Internal Growth - Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth.  This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year.  The table below presents “same store” comparisons for the first quarter of 2001 (which is the measure of any increase from the same quarter of 2000) and for the first quarter of 2000 (which measures growth over 1999).

	For the three months
	ended March 31,
	2001	2000
Net revenue	22%	22%
Operating income	46%	43%

Liquidity and Capital Resources

             The Company’s principal source of liquidity is cash generated from operating activities.  Net cash provided by operating activities for the three months ended March 31, 2001 was approximately $63 million, as compared with $68 million for the same period of 2000.  This $5 million decrease in net cash provided by operations is principally due to an increase in other current assets and a decrease in accounts payable and other current liabilities for the three months ended March 31, 2001 as compared to the same period in 2000.

             The Company’s business is subject to seasonal fluctuations.  Cash flow fluctuates as a result of this seasonality.  Historically, the first quarter shows an excess of customer collections over customer billings.  This results in positive cash flow.  The increased activity associated with peak season (typically commencing late second or early third quarter) causes an excess of customer billings over customer collections.  This cyclical growth in customer receivables consumes available cash.  In the past, the Company has utilized short-term borrowings to satisfy normal operating expenditures when temporary cash outflows exceed cash inflows.  These short-term borrowings have been repaid when the trend reverses and customer collections exceed customer billings.

             As a customs broker, the Company makes significant 5-10 business day cash advances for the payment of duties and freight.  These advances are made as an accommodation for a select group of credit-worthy customers.  Cash advances are a “pass through” and are not recorded as a component of revenue and expense, but are accounted for as a direct increase in accounts receivable and accounts payable.  As a result of these “pass through” billings, the conventional Days Sales Outstanding or DSO calculation does not directly measure collection efficiency.

             Cash used in investing activities for the three months ended March 31, 2001 was $7.4 million, as compared with $6.1 million during the same period of 2000.  The largest use of cash in investing activities is cash paid for capital expenditures.  In the first quarter of 2001, the Company made capital expenditures of $8.5 million as compared with $5.0 million for the same period in 2000.  Capital expenditures in 2001 and in 2000 related primarily to investments in technology and office furniture and equipment.

             Cash provided by financing activities during the first quarter of 2001 was $0.9 million as compared with cash used in financing activities of $17.5 million for same period in 2000.  In 2001, the Company paid down $1 million on short-term debt, as compared with a decrease in short-term debt of $17.7 million that occurred during the same period of 2000.  The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market.  The differences shown at the end of the first quarter of 2001 and 2000 between proceeds from the issuance of common stock and the amounts paid to repurchase common stock represent a timing difference in the receipt of proceeds and the subsequent repurchase of outstanding shares.

             At March 31, 2001, working capital was $251 million, including cash and short–term investments of $221 million.  The Company had no long–term debt at March 31, 2001.  While the nature of its business does not require an extensive investment in property and equipment, the Company cannot eliminate the possibility that it could acquire an equity interest in property in certain geographic locations.  The Company currently expects to spend approximately $60 million on property and equipment in 2001.  In addition to normal capital expenditures for leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures, this total includes estimates for building projects in Egypt, Ireland and Malaysia.  The Company expects to finance capital expenditures in 2001, with cash.

             The Company borrows internationally and domestically under unsecured bank lines of credit.  The U.S. facility totals $50 million and international bank lines of credit totaled $10.7 million.  In addition, the Company maintains a bank facility with its U.K. bank for $7.1 million.  At March 31, 2001, the Company was directly liable for $3.4 million drawn on these lines of credit and was contingently liable for an additional $23.6 million from standby letters of credit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

             The Company is exposed to market risks in the ordinary course of its business.  These risks are primarily related to foreign exchange risk and changes in short-term interest rates.   The potential impact of the Company’s exposure to these risks is presented below:

Foreign Exchange Risk

             The Company conducts business in many different countries and currencies.  The Company’s business often results in revenue billings issued in a country and currency which differs from that where the expenses related to the service are incurred. In the ordinary course of business, the Company creates numerous intercompany transactions.  This brings a market risk to the Company’s earnings.

             Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% weakening of the U.S. Dollar, throughout the three months ended March 31, 2001, would have had the effect of raising operating income approximately $2.3 million.  An average 10% strengthening of the U.S. Dollar, for the same period, would have the effect of reducing operating income approximately $1.9 million.

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

Interest Rate Risk

             At March 31, 2001, the Company had cash and cash equivalents and short-term investments of  $221.1 million and short-term borrowings of $3.4 million, all subject to variable short-term interest rates.  A hypothetical change in the interest rate of 10% would have an immaterial impact on the Company’s earnings.

             In management’s opinion, there has been no material change in the Company’s market risk exposure in the first quarter of 2001.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

             The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management's opinion, will have a significant effect on the Company's financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits required by Item 601 of Regulation S-K.

             None.

(b)    Reports on Form 8-K

Exhibit Number	Description

(8)	On April 17, 2001, the Company filed a current report on Form 8-K under “Item 9. Regulation FD Disclosure.”

(9)	On May 9, 2001, the Company filed a current report on Form 8-K under "Item 9. Regulation FD Disclosure."

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

May 14, 2001	/s/ PETER J. ROSE
Peter J. Rose, Chairman
and Chief Executive Officer
(Principal Executive Officer)

May 14, 2001	/s/ R. JORDAN GATES
R. Jordan Gates, Executive Vice President-Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)