Form 10-Q
period 2001-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2001-08-14
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒           No  ☐

             At August 9, 2001, the number of shares outstanding of the issuer’s Common Stock was 52,547,020.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share data)
	June 30,	December 31,
Assets	2001	2000

	(Unaudited)

Current assets:
Cash and cash equivalents	$252,143	$169,005
Short-term investments	206	1,884
Accounts receivable, less allowance for doubtful accounts of $11,358 at June 30, 2001 and $11,825 at December 31, 2000	288,467	347,114
Other current assets	22,138	4,782

Total current assets	562,954	522,785

Property and equipment, less accumulated depreciation and amortization of $91,070 at June 30, 2001 and $83,640 at December 31, 2000	111,812	106,647
Deferred Federal and state income taxes	11,360	8,830
Other assets, net	26,082	23,478

	$712,208	$661,740

Liabilities and Shareholders' Equity

Current liabilities:
Short-term debt	3,084	4,671
Accounts payable	214,229	229,534
Federal, state and foreign income taxes	13,355	17,251
Deferred Federal and state income taxes	14,923	5,699
Other current liabilities	56,628	42,801

Total current liabilities	302,219	299,956

Shareholders' equity:
Preferred stock, par value $.01 per share.
Authorized 2,000,000 shares; none issued	--	--

Common stock, par value $.01 per share.
Authorized 160,000,000 shares; issued and outstanding 52,540,820 shares at June 30, 2001, and 51,451,163 shares at December 31, 2000	526	515
Additional paid-in capital	51,987	37,386
Retained earnings	370,559	333,049
Accumulated other comprehensive loss	(13,083)	(9,166)

Total shareholders' equity	409,989	361,784

	$712,208	$661,740

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings
(In thousands, except share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues:
Airfreight	$214,111	$236,472	$449,945	$444,653
Ocean freight	123,954	117,246	240,015	212,214
Customs brokerage and import services	52,614	50,778	106,000	96,673

Total revenues	390,679	404,496	795,960	753,540

Operating expenses:
Airfreight consolidation	151,742	186,192	325,723	348,588
Ocean freight consolidation	91,170	90,190	176,784	161,366
Salaries and related costs	79,961	69,578	159,492	135,684
Rent and occupancy costs	8,755	7,144	17,715	14,010
Depreciation and amortization	5,965	5,563	11,913	11,138
Selling and promotion	5,527	4,912	10,878	9,375
Other	15,346	13,188	30,242	24,740

Total operating expenses	358,466	376,767	732,747	704,901

Operating income	32,213	27,729	63,213	48,639

Interest expense	(156)	(6)	(301)	(112)
Interest income	2,492	1,374	5,126	2,120
Other, net	22	(99)	492	(224)

Other income, net	2,358	1,269	5,317	1,784

Earnings before income taxes	34,571	28,998	68,530	50,423
Income tax expense	12,972	10,899	25,773	18,968

Net earnings	$21,599	$18,099	$42,757	$31,455

Basic earnings per share	$.41	$.35	$.82	$.62

Diluted earnings per share	$.39	$.33	$.77	$.58

Weighted average basic shares outstanding	52,306,161	51,069,135	52,026,927	50,889,454

Weighted average diluted shares outstanding	55,286,506	54,598,481	55,212,830	54,554,334

See accompanying notes to condensed consolidated financial statements.

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Operating activities:
Net earnings	$21,599	$18,099	$42,757	$31,455
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	(299)	694	679	826
Deferred income tax expense	701	1,031	8,825	2,545
Tax benefits from employee stock plans	3,370	3,797	14,766	6,815
Depreciation and amortization	5,965	5,563	11,913	11,138
Other	(24)	212	306	491
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	20,540	(25,723)	58,350	8,700
Increase in other current assets	(5,412)	(3,919)	(17,698)	(5,051)
Increase (decrease) in accounts payable and other current liabilities	8,740	23,829	(2,010)	34,626

Net cash provided by operating activities	55,180	23,583	117,888	91,545

Investing activities:
Decrease (increase) in short-term investments	(16)	744	1,562	933
Purchase of property and equipment	(10,911)	(6,361)	(19,393)	(11,339)
Other	(4,019)	(295)	(4,480)	(1,654)

Net cash used in investing activities	(14,946)	(5,912)	(22,311)	(12,060)

Financing activities:
Borrowings (repayments) of short-term debt, net	(349)	903	(1,309)	(16,752)
Proceeds from issuance of common stock	5,145	2,535	7,267	3,605
Repurchases of common stock	(7,207)	(2,624)	(7,421)	(3,501)
Dividends paid	(5,247)	(3,583)	(5,247)	(3,583)

Net cash used in financing activities	(7,658)	(2,769)	(6,710)	(20,231)

Effect of exchange rate changes on cash	(1,353)	(1,110)	(5,729)	(1,834)

Increase in cash and cash equivalents	31,223	13,792	83,138	57,420
Cash and cash equivalents at beginning of period	220,920	114,811	169,005	71,183
Cash and cash equivalents at end of period	$252,143	$128,603	$252,143	$128,603

Interest and taxes paid:
Interest	$148	$47	$323	$157
Income taxes	11,705	8,947	18,908	11,948

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

             The components of total comprehensive income for interim periods are presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

(in thousands)

Net earnings	$21,599	$18,099	$42,757	$31,455

Foreign currency translation adjustments net of tax of: $328 and $539 for the 3 months ended June 30, 2001 and 2000, and $2,109 and $1,208 for the 6 months ended June 30, 2001 and 2000.	(610)	(1,001)	(3,917)	(2,243)

Total comprehensive income	$20,989	$17,098	$38,840	$29,212

Note 3.   Business Segment Information

             Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosure about Segments of an Enterprise and Related Information” establishes standards for the way that public companies report selected information about segments in their financial statements.

             The Company is organized functionally in geographic operating segments.  Accordingly, management focuses its attention on revenues, net revenues, operating income, identifiable assets, capital expenditures, depreciation and amortization and equity generated by or allocated to each of these geographical areas when evaluating the effectiveness of geographic management.

             Financial information regarding the Company’s operations by geographic area for the three and six months ended June 30, 2001 and 2000 are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	FAR EAST	EUROPE	AUSTRALIA /NEW ZEALAND	LATIN AMERICA	MIDDLE EAST	ELIMI-NATIONS	CONSOLI-DATED

Three months ended June 30, 2001:

Revenues from unaffiliated customers	$101,268	9,922	197,241	54,888	3,457	5,407	18,496		390,679
Transfers between geographic areas	$5,214	310	1,344	2,382	927	777	706	(11,660)	-

Total revenues	$106,482	10,232	198,585	57,270	4,384	6,184	19,202	(11,660)	390,679

Net revenues	$59,459	6,875	42,915	26,705	2,948	2,542	6,323		147,767
Operating income	$8,195	760	16,257	5,165	606	(182)	1,412		32,213
Identifiable assets at quarter end	$398,481	20,053	130,401	116,370	9,200	10,212	18,383	9,108	712,208
Capital expenditures	$2,451	383	594	6,642	154	316	371		10,911
Depreciation and amortization	$3,389	356	896	783	122	164	255		5,965
Equity	$409,989	5,476	120,550	29,669	7,174	536	6,791	(170,196)	409,989

Three months ended June 30, 2000:

Revenues from unaffiliated customers	$104,821	7,652	217,123	50,957	3,239	3,494	17,210		404,496
Transfers between geographic areas	$5,159	287	958	2,235	794	648	776	(10,857)	-

Total revenues	$109,980	7,939	218,081	53,192	4,033	4,142	17,986	(10,857)	404,496

Net revenues	$57,826	5,770	30,314	24,586	2,811	1,936	4,871		128,114
Operating income	$7,846	667	11,899	5,328	566	382	1,041		27,729
Identifiable assets at quarter end	$309,206	18,597	113,896	98,778	9,004	9,801	18,447	11,394	589,123
Capital expenditures	$3,229	467	951	1,147	144	168	255		6,361
Depreciation and amortization	$3,114	269	907	784	134	78	277		5,563
Equity	$314,933	3,392	93,078	25,525	6,690	231	4,163	(133,079)	314,933

Six months ended June 30, 2001:

Revenues from unaffiliated customers	$212,377	20,445	396,314	111,998	6,466	9,768	38,592		795,960
Transfers between geographic areas	$10,435	671	2,524	5,038	1,696	1,602	1,502	(23,468)	-

Total revenues	$222,812	21,116	398,838	117,036	8,162	11,370	40,094	(23,468)	795,960

Net revenues	$120,852	13,761	81,350	54,270	5,531	5,215	12,474		293,453
Operating income	$15,358	1,721	31,608	10,840	1,058	(85)	2,713		63,213
Identifiable assets at quarter end	$398,481	20,053	130,401	116,370	9,200	10,212	18,383	9,108	712,208
Capital expenditures	$6,741	835	1,443	7,893	429	909	1,143		19,393
Depreciation and amortization	$6,747	677	1,852	1,560	241	318	518		11,913
Equity	$409,989	5,476	120,550	29,669	7,174	536	6,791	(170,196)	409,989

Six months ended June 30, 2000:

Revenues from unaffiliated customers	$202,122	14,579	395,781	96,419	6,658	6,607	31,374		753,540
Transfers between geographic areas	$9,868	546	1,804	4,306	1,544	1,276	1,528	(20,872)	-

Total revenues	$211,990	15,125	397,585	100,725	8,202	7,883	32,902	(20,872)	753,540

Net revenues	$112,043	11,022	54,124	47,901	5,555	3,616	9,325		243,586
Operating income	$14,026	1,118	19,713	10,024	1,178	649	1,931		48,639
Identifiable assets at quarter end	$309,206	18,597	113,896	98,778	9,004	9,801	18,447	11,394	589,123
Capital expenditures	$5,809	879	1,916	1,809	254	241	431		11,339
Depreciation and amortization	$6,263	522	1,788	1,603	270	148	544		11,138
Equity	$314,933	3,392	93,078	25,525	6,690	231	4,163	(133,079)	314,933

The Company charges its subsidiaries and affiliates for services rendered in the United States on a cost recovery basis.
Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

Note 4. Basic and Diluted Earnings per Share

             The following table reconciles the numerator and denominator of the basic and diluted per share computations for the three months and six months ended June 30, 2001 and 2000:

	Three months ended June 30,

		Weighted
(Amounts in thousands, except	Net	Average	Earnings
share and per share amounts)	Earnings	Shares	Per Share

2001

Basic earnings per share	$21,599	52,306,161	$.41
Effect of dilutive potential common shares	—	2,980,345	—

Diluted earnings per share	$21,599	55,286,506	$.39

2000

Basic earnings per share	$18,099	51,069,135	$.35
Effect of dilutive potential common shares	—	3,529,346	—

Diluted earnings per share	$18,099	54,598,481	$.33

	Six months ended June 30,

		Weighted
(Amounts in thousands, except	Net	Average	Earnings
share and per share amounts)	Earnings	Shares	Per Share

2001

Basic earnings per share	$42,757	52,026,927	$.82
Effect of dilutive potential common shares	—	3,185,903	—

Diluted earnings per share	$42,757	55,212,830	$.77

2000

Basic earnings per share	$31,455	50,889,454	$.62
Effect of dilutive potential common shares	—	3,664,880	—

Diluted earnings per share	$31,455	54,554,334	$.58

Note  5. New Accounting Pronouncements

             SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” establishes accounting standards for derivative and hedging transactions.  The Statement became effective for all fiscal quarters of fiscal years beginning after June 15, 2000.  Adoption of SFAS No. 133 in January 2001, did not have an impact on the Company’s consolidated financial statements and as of June 30, 2001, the Company held no derivative instruments.

             In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001.  Under the new rules, purchased goodwill and intangible assets with indefinite useful lives will no longer be amortized but will be subject to annual impairment tests in accordance with the provisions of the statements.  Intangible assets with estimable useful lives will continue to be amortized over their respective useful lives.  The Company will apply the new rules on accounting for goodwill and intangible assets beginning in the first quarter of 2002.  Application of the non-amortization provisions of the statement is not expected to have a material effect on the Company’s financial statements.  The Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES LITIGATION
             REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

             Certain portions of this report on Form 10-Q including the section entitled “Currency and Other Risk Factors” and “Liquidity and Capital Resources” contain forward-looking statements which must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements.  In addition to risk factors identified elsewhere in this report, attention should be given to the factors identified and discussed in the report on Form 10-K filed on or about April 2, 2001.
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

Results of Operations

             The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company's principal services and the Company's expenses for the three and six-month periods ended June 30, 2001 and 2000, expressed as percentages of net revenues. With respect to the Company's services other than freight consolidation, net revenues are identical to revenues.  Management believes that net revenues are a better measure than total revenues of the relative importance of the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers' charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

             The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.

	Three months ended June 30,				Six months ended June 30,
	2001		2000		2001		2000

		Percent		Percent		Percent		Percent
		of net		of net		of net		of net
	Amount	revenues	Amount	revenues	Amount	revenues	Amount	revenues

			(Amounts in thousands)

Net Revenues:
Airfreight	$62,369	42%	$50,280	39%	$124,222	42%	$96,065	39%
Ocean freight	32,784	22	27,056	21	63,231	22	50,848	21
Customs brokerage and import services	52,614	36	50,778	40	106,000	36	96,673	40

Net revenues	147,767	100	128,114	100	293,453	100	243,586	100

Operating expenses:
Salaries and related costs	79,961	54	69,578	54	159,492	54	135,684	56
Other	35,593	24	30,807	24	70,748	24	59,263	24

Total operating expenses	115,554	78	100,385	78	230,240	78	194,947	80

Operating income	32,213	22	27,729	22	63,213	22	48,639	20
Other income, net	2,358	2	1,269	1	5,317	2	1,784	1

Earnings before income taxes	34,571	24	28,998	23	68,530	24	50,423	21
Income tax expense	12,972	9	10,899	9	25,773	9	18,968	8

Net earnings	$21,599	15%	$18,099	14%	$42,757	15%	$31,455	13%

             Airfreight net revenues increased 24% and 29% for the three and six-month periods ended June 30, 2001 as compared with the same periods for 2000.  These increases were primarily due to market “disconnects” between customer sell rates and carrier buy rates which allowed for expanded air freight margins in certain key markets.  Management also believes that the Company benefited from improving economic conditions in several Far Eastern countries.

             Ocean freight net revenues increased 21% and 24% for the three and six-month periods ended June 30, 2001 as compared with the same periods for 2000.  The Company continued to aggressively market competitive ocean freight rates primarily on freight moving eastbound from the Far East. Management also has embarked on a strategy to improve market share on trade lanes other than eastbound from the Far East.  The ocean forwarding business and ECMS (Expeditors Cargo Management Systems), the Company's ocean freight consolidation management and purchase order tracking service, were again instrumental in helping the Company to expand market share.

             Customs brokerage and import services increased 4% and 10% for the three and six-month periods ended June 30, 2001 as compared with the same periods for 2000. These increases were the result of 1) the Company's growing reputation for providing high quality service, 2) consolidation within the customs brokerage market as customers seek out brokers with sophisticated computerized capabilities critical to an overall logistics management program, and 3) the growing importance of distribution services, which is included in this category, as a separate and distinct service offered to existing and potential customers.

             Salaries and related costs increased 15% and 18% during the three and six-month periods ended June 30, 2001 compared with the same periods in 2000 as a result of (1) the Company's increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels.  Salaries and related costs as a percentage of net revenues was constant and decreased 2% for the three and six-month periods ended June 30, 2001, respectively, as compared with the same periods in 2000.  The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the Company’s historical growth in revenues, net revenues and net earnings for the three and six-month periods ended June 30, 2001 and 2000 are a result of the incentives inherent in the Company's compensation program.
             Other operating expenses increased 16% and 19% for the three and six-month periods ended June 30, 2001 as compared with the same periods in 2000 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company's growing operations. Other operating expenses as a percentage of net revenues remained constant for the three and six-month periods ended June 30, 2001 as compared with the same periods in 2000, as the Company leveraged net revenue increases over other operating expenses with a largely fixed or fixed-variable cost component.

             Other income, net, increased for the three and six-month periods ended June 30, 2001 as compared with the same periods in 2000, principally due to higher interest income on a larger average cash balance during the periods.  Cash balances increased towards the end of the first quarter of 2001, after the payment of peak season trade obligations and after the collection of accounts receivable outstanding as of December 31, 2000.

             The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rates during the three and six-month periods ended June 30, 2001 decreased slightly as compared with the same periods in 2000.

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

             The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. Dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among these offices or agents.  The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses.  Any such hedging activity during the six months ended on June 30, 2001 and 2000 was not material.  Foreign currency gains and/or losses recognized during the second quarter and for the first six months of 2001 and 2000 were insignificant.

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

             Office Openings - The Company did not open any offices during the second quarter of 2001.

             Internal Growth - Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year.   The table below presents “same store” comparisons for the second quarter and for the six months ended June 30, 2001 (which is the measure of any increase from the same period of 2000) and for the second quarter and the six months ended June 30, 2000 (which measures growth over 1999).

	For the three months		For the six months
	ended June 30,		ended June 30,
	2001	2000	2001	2000

Net revenue	12%	22%	17%	22%
Operating income	14%	34%	28%	38%

Liquidity and Capital Resources

             The Company’s principal source of liquidity is cash generated from operating activities.  Net cash provided by operating activities for the six months ended June 30, 2001 was approximately $118 million, as compared with $92 million for the same period of 2000.  This $26 million increase is principally due to a decrease in accounts receivable.

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

             As a customs broker, the Company makes significant 5-10 business day cash advances for the payment of duties and freight.  These advances are made as an accommodation for a select group of credit-worthy customers.  Cash advances are a “pass through” and are not recorded as a component of revenue and expense.  The billings of such advances to customers are accounted for as a direct increase in accounts receivable and accounts payable.  As a result of these “pass through” billings, the conventional Days Sales Outstanding or DSO calculation does not directly measure collection efficiency.

             Cash used in investing activities for the six months ended June 30, 2001 was $22 million, as compared with $12 million during the same period of 2000.  The largest use of cash in investing activities is cash paid for capital expenditures.  In the first six months of 2001, the Company made capital expenditures of $19 million as compared with $11 million for the same period in 2000.  Capital expenditures in 2001 and in 2000 related primarily to investments in technology and office furniture and equipment.

             Cash used by financing activities during the first six months of 2001 was $7 million as compared with $20 million for same period in 2000.  In 2001, the Company paid down $1 million on short-term debt, as compared with a decrease in short-term debt of $17 million that occurred during the same period of 2000.  The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market.  The differences shown at the end of the second quarter of 2001 and 2000 between proceeds from the issuance of common stock and the amounts paid to repurchase common stock represent a timing difference in the receipt of proceeds and the subsequent repurchase of outstanding shares.

             At June 30, 2001, working capital was $261 million, including cash and short-term investments of $252 million.  The Company had no long-term debt at June 30, 2001.  While the nature of its business does not require an extensive investment in property and equipment, the Company cannot eliminate the possibility that it could acquire an equity interest in property in certain geographic locations.  The Company currently expects to spend approximately $60 million on property and equipment in 2001.  In addition to normal capital expenditures for leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures, this total includes estimates for building projects in Egypt, Ireland and Malaysia.  The Company expects to finance capital expenditures in 2001, with cash.

             The Company borrows under unsecured bank lines of credit.   At June 30, 2001, the bank lines of credit totaled $10.6 million.  In addition, the Company maintains a bank facility with its U.K. bank for $7.1 million.  At June 30, 2001, the Company was directly liable for $3.1 million drawn on these lines of credit and was contingently liable for an additional $27.0 million from standby letters of credit.

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

             Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% weakening of the U.S. Dollar, throughout the six months ended June 30, 2001, would have had the effect of raising operating income approximately $4.4 million.  An average 10% strengthening of the U.S. Dollar, for the same period, would have had the effect of reducing operating income approximately $3.6 million.

             The Company has approximately $10 million of intercompany transactions unsettled at any one point in time.  The Company currently does not use derivative financial instruments to manage foreign currency risk.  The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings.  The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

             At June 30, 2001, the Company had cash and cash equivalents and short-term investments of $252.3 million and short-term borrowings of $3.1 million, all subject to variable short-term interest rates.  A hypothetical change in the interest rate of 10% would have an immaterial impact on the Company’s earnings.

             In management’s opinion, there has been no material change in the Company’s market risk exposure in the second quarter of 2001.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

             The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management's opinion, will have a significant effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)         The annual meeting of the Shareholders was held on May 9, 2001.

(b)        The following directors were elected to the Board of Directors to serve a term of one year and until their successors are elected and qualified:

	For	Withheld

P.J. Rose	36,498,184	10,894,644
J.L.K. Wang	36,933,384	10,459,444
R.J. Gates	36,034,211	11,358,617
J.J. Casey	46,596,805	796,023
D.P. Kourkoumelis	46,907,956	484,872
M.J. Malone	47,163,102	229,726
J.W. Meisenbach	46,905,779	487,049

		For	Against	Abstain	Non-Vote

(c)	Amendment to 1993 Directors’ Non-Qualified Stock Option Plan	37,546,756	3,470,069	266,361	6,109,642

(d)	Amendment to 1997 Stock Option Plan	26,169,525	14,846,917	266,744	6,109,642

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K.

None.

(b)	Reports on Form 8-K

None.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

August 13, 2001	/s/ PETER J. ROSE

Peter J. Rose, Chairman and Chief Executive Officer
(Principal Executive Officer)

August 13, 2001	/s/ R. JORDAN GATES

R. Jordan Gates, Executive Vice President-
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)