Form 10-Q
period 2001-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2001-11-14
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒           No  ☐

             At November 8, 2001, the number of shares outstanding of the issuer’s Common Stock was 51,593,554.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share data)

Assets	September 30, 2001	December 31, 2000

	(Unaudited)
Current assets:
Cash and cash equivalents	$256,183	$169,005
Short-term investments	55	1,884
Accounts receivable, less allowance for doubtful accounts of $11,136 at September 30, 2001 and $11,825 at December 31, 2000	314,690	347,114
Other current assets	19,595	4,782

Total current assets	590,523	522,785

Property and equipment, less accumulated depreciation and amortization of $96,550 at September 30, 2001 and $83,640 at December 31, 2000	114,576	106,647
Deferred Federal and state income taxes	11,693	8,830
Other assets, net	26,049	23,478

	$742,841	$661,740

Liabilities and Shareholders' Equity

Current liabilities:
Short-term debt	1,848	4,671
Accounts payable	225,717	229,534
Federal, state and foreign income taxes	13,446	17,251
Deferred Federal and state income taxes	18,780	5,699
Other current liabilities	55,179	42,801

Total current liabilities	314,970	299,956

Shareholders' equity:
Preferred stock, par value $.01 per share.
Authorized 2,000,000 shares; none issued	--	--

Common stock, par value $.01 per share.
Authorized 160,000,000 shares; issued and outstanding 52,372,294 shares at September 30, 2001, and 51,451,163 shares at December 31, 2000	524	515
Additional paid-in capital	42,721	37,386
Retained earnings	397,927	333,049
Accumulated other comprehensive loss	(13,301)	(9,166)

Total shareholders' equity	427,871	361,784

	$742,841	$661,740

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings
(In thousands, except share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Revenues:
Airfreight	$232,573	$277,658	$682,518	$722,311
Ocean freight	141,783	142,818	381,798	355,032
Customs brokerage and import services	52,732	54,887	158,732	151,560

Total revenues	427,088	475,363	1,223,048	1,228,903

Operating expenses:
Airfreight consolidation	167,082	215,798	492,805	564,386
Ocean freight consolidation	102,187	108,240	278,971	269,606
Salaries and related costs	82,720	77,431	242,212	213,115
Rent and occupancy costs	9,074	7,147	26,789	21,157
Depreciation and amortization	5,830	5,620	17,743	16,758
Selling and promotion	4,575	5,026	15,453	14,401
Other	13,486	16,434	43,728	41,174

Total operating expenses	384,954	435,696	1,117,701	1,140,597

Operating income	42,134	39,667	105,347	88,306

Interest expense	(107)	(164)	(408)	(276)
Interest income	2,378	1,819	7,504	3,939
Other, net	(542)	(56)	(50)	(280)

Other income, net	1,729	1,599	7,046	3,383

Earnings before income taxes	43,863	41,266	112,393	91,689
Income tax expense	16,494	15,624	42,267	34,592

Net earnings	$27,369	$25,642	$70,126	$57,097

Basic earnings per share	$.52	$.50	$1.34	$1.12

Diluted earnings per share	$.50	$.47	$1.27	$1.05

Weighted average basic shares outstanding	52,628,359	51,396,972	52,229,607	51,059,861

Weighted average diluted shares outstanding	55,212,745	54,844,898	55,260,915	54,613,677

See accompanying notes to condensed consolidated financial statements.

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Operating activities:
Net earnings	$27,369	$25,642	$70,126	$57,097
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	(254)	1,888	425	2,714
Deferred income tax expense	3,660	1,087	12,485	3,632
Tax benefits from employee stock plans	(16)	925	14,750	7,740
Depreciation and amortization	5,830	5,620	17,743	16,758
Other	435	130	741	621
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(26,662)	(59,015)	31,688	(50,315)
Decrease (increase) in other current assets	2,645	2,769	(15,053)	(2,282)
Increase in accounts payable and other current liabilities	6,827	41,561	4,817	76,187

Net cash provided by operating activities	19,834	20,607	137,722	112,152

Investing activities:
Decrease in short-term investments	144	2	1,706	935
Purchase of property and equipment	(8,348)	(5,756)	(27,741)	(17,095)
Other	2,554	(12)	(1,926)	(1,666)

Net cash used in investing activities	(5,650)	(5,766)	(27,961)	(17,826)

Financing activities:
Borrowings (repayments) of short-term debt, net	(1,163)	2,014	(2,472)	(14,738)
Proceeds from issuance of common stock	7,444	6,095	14,711	9,700
Repurchases of common stock	(16,695)	(5,740)	(24,116)	(9,241)
Dividends paid	(2)	--	(5,249)	(3,583)

Net cash (used) provided in financing activities	(10,416)	2,369	(17,126)	(17,862)

Effect of exchange rate changes on cash	272	(2,815)	(5,457)	(4,649)

Increase in cash and cash equivalents	4,040	14,395	87,178	71,815
Cash and cash equivalents at beginning of period	252,143	128,603	169,005	71,183
Cash and cash equivalents at end of period	$256,183	$142,998	$256,183	$142,998

Interest and taxes paid:
Interest	$87	$9	$410	$166
Income taxes	10,821	3,464	29,729	15,412

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

             The components of total comprehensive income for interim periods are presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
(in thousands)

Net earnings	$27,369	$25,642	$70,126	$57,097

Foreign currency translation adjustments net of tax of: $117 and $1,070 for the 3 months ended September 30, 2001 and 2000, and $2,226 and $2,278 for the 9 months ended September 30, 2001 and 2000.	(218)	(1,987)	(4,135)	(4,230)

Total comprehensive income	$27,151	$23,655	$65,991	$52,867

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

             Financial information regarding the Company’s operations by geographic area for the three and nine months ended September 30, 2001 and 2000 are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	FAR EAST	EUROPE	AUSTRALIA /NEW ZEALAND	LATIN AMERICA	MIDDLE EAST	ELIMI-NATIONS	CONSOLI-DATED
Three months ended September 30, 2001:

Revenues from unaffiliated customers	$100,573	10,130	233,267	56,987	3,319	5,626	17,186		427,088
Transfers between geographic areas	$5,692	420	1,626	2,146	861	701	709	(12,155)	-

Total revenues	$106,265	10,550	234,893	59,133	4,180	6,327	17,895	(12,155)	427,088

Net revenues	$63,507	7,481	49,595	26,317	2,843	2,453	5,623		157,819
Operating income	$12,743	901	22,736	4,095	565	(372)	1,466		42,134
Identifiable assets at quarter end	$420,992	21,689	141,963	121,044	10,159	8,120	18,671	203	742,841
Capital expenditures	$2,947	319	593	3,702	170	100	517		8,348
Depreciation and amortization	$3,311	360	805	836	117	173	228		5,830
Equity	$427,871	5,331	134,504	31,211	7,276	45	7,190	(185,557)	427,871

Three months ended September 30, 2000:

Revenues from unaffiliated customers	$113,263	9,436	272,906	55,324	3,758	3,667	17,009		475,363
Transfers between geographic areas	$6,813	344	998	2,408	831	674	758	(12,826)	-

Total revenues	$120,076	9,780	273,904	57,732	4,589	4,341	17,767	(12,826)	475,363

Net revenues	$65,138	6,538	42,229	26,825	2,880	2,232	5,483		151,325
Operating income	$10,670	1,088	18,825	6,616	566	443	1,459		39,667
Identifiable assets at quarter end	$337,122	22,483	139,799	104,978	9,540	9,388	19,596	17,928	660,834
Capital expenditures	$2,896	557	845	684	115	234	425		5,756
Depreciation and amortization	$3,081	292	961	801	143	88	254		5,620
Equity	$339,868	4,094	105,011	27,237	6,447	757	5,279	(148,825)	339,868

Nine months ended September 30, 2001:

Revenues from unaffiliated customers	$312,950	30,575	629,581	168,985	9,785	15,394	55,778		1,223,048
Transfers between geographic areas	$16,127	1,091	4,150	7,184	2,557	2,303	2,211	(35,623)	-

Total revenues	$329,077	31,666	633,731	176,169	12,342	17,697	57,989	(35,623)	1,223,048

Net revenues	$184,359	21,242	130,945	80,587	8,374	7,667	18,098		451,272
Operating income	$28,101	2,622	54,344	14,935	1,623	(457)	4,179		105,347
Identifiable assets at quarter end	$420,992	21,689	141,963	121,044	10,159	8,120	18,671	203	742,841
Capital expenditures	$9,688	1,154	2,036	11,595	599	1,009	1,660		27,741
Depreciation and amortization	$10,058	1,037	2,657	2,396	358	491	746		17,743
Equity	$427,871	5,331	134,504	31,211	7,276	45	7,190	(185,557)	427,871

Nine months ended September 30, 2000:

Revenues from unaffiliated customers	$315,385	24,015	668,687	151,743	10,416	10,274	48,383		1,228,903
Transfers between geographic areas	$16,681	890	2,802	6,714	2,375	1,950	2,286	(33,698)	-

Total revenues	$332,066	24,905	671,489	158,457	12,791	12,224	50,669	(33,698)	1,228,903

Net revenues	$177,181	17,560	96,353	74,726	8,435	5,847	14,809		394,911
Operating income	$24,696	2,207	38,538	16,639	1,743	1,092	3,391		88,306
Identifiable assets at quarter end	$337,122	22,483	139,799	104,978	9,540	9,388	19,596	17,928	660,834
Capital expenditures	$8,704	1,437	2,761	2,493	368	476	856		17,095
Depreciation and amortization	$9,344	815	2,749	2,404	413	235	798		16,758
Equity	$339,868	4,094	105,011	27,237	6,447	757	5,279	(148,825)	339,868

The Company charges its subsidiaries and affiliates for services rendered in the United States on a cost recovery basis.

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

Note 4.  Basic and Diluted Earnings per Share

             The following table reconciles the numerator and denominator of the basic and diluted per share computations for the three months and nine months ended September 30, 2001 and 2000:

	Three months ended September 30,

(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2001

Basic earnings per share	$27,369	52,628,359	$.52
Effect of dilutive potential common shares	—	2,584,386	—

Diluted earnings per share	$27,369	55,212,745	$.50

2000

Basic earnings per share	$25,642	51,396,972	$.50
Effect of dilutive potential common shares	—	3,447,926	—

Diluted earnings per share	$25,642	54,844,898	$.47

	Nine months ended September 30,

(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2001

Basic earnings per share	$70,126	52,229,607	$1.34
Effect of dilutive potential common shares	—	3,031,308	—

Diluted earnings per share	$70,126	55,260,915	$1.27

2000

Basic earnings per share	$57,097	51,059,861	$1.12
Effect of dilutive potential common shares	—	3,553,816	—

Diluted earnings per share	$57,097	54,613,677	$1.05

Note 5.  New Accounting Pronouncements

             SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” established accounting standards for derivative and hedging transactions.  The Statement became effective for all fiscal quarters of fiscal years beginning after June 15, 2000.  Adoption of SFAS No. 133 in January 2001, did not have an impact on the Company’s consolidated financial statements and as of September 30, 2001, the Company held no derivative instruments.

             In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” effective July 1, 2001, and SFAS No. 142, “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001.  Under the new rules, purchased goodwill and intangible assets with indefinite useful lives will no longer be amortized but will be subject to annual impairment tests in accordance with the provisions of the statements.  Intangible assets with estimable useful lives will continue to be amortized over their respective useful lives.  The Company will apply the new rules on accounting for goodwill and intangible assets beginning in the first quarter of 2002.  Application of the non-amortization provisions of the statement is not expected to have a material effect on the Company’s financial statements.  The Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs.  The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or development and/or normal use of the asset.  The Company is required and plans to adopt the provisions of SFAS No. 143 beginning in the first quarter of 2003.

In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While this standard supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that standard.  SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations --- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business.  The Company is required and plans to adopt the provisions of SFAS No. 144 beginning in the first quarter of 2002.

Management does not anticipate that adoption of SFAS No. 143 and No. 144 will result in a significant impact on the Company's consolidated financial condition or results of operations.

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

Results of Operations

             The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company's principal services and the Company's expenses for the three and nine-month periods ended September 30, 2001 and 2000, expressed as percentages of net revenues. With respect to the Company's services other than freight consolidation, net revenues are identical to revenues.  Management believes that net revenues are a better measure than total revenues of the relative importance of the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers' charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

             The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.

	Three months ended September 30,				Nine months ended September 30,
	2001		2000		2001		2000
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)

Net Revenues:
Airfreight	$65,491	42%	$61,860	41%	$189,713	42%	$157,925	40%
Ocean freight	39,596	25	34,578	23	102,827	23	85,426	22
Customs brokerage and import services	52,732	33	54,887	36	158,732	35	151,560	38

Net revenues	157,819	100	151,325	100	451,272	100	394,911	100

Operating expenses:
Salaries and related costs	82,720	52	77,431	51	242,212	54	213,115	54
Other	32,965	21	34,227	23	103,713	23	93,490	24

Total operating expenses	115,685	73	111,658	74	345,925	77	306,605	78

Operating income	42,134	27	39,667	26	105,347	23	88,306	22
Other income, net	1,729	1	1,599	1	7,046	2	3,383	1

Earnings before income taxes	43,863	28	41,266	27	112,393	25	91,689	23
Income tax expense	16,494	11	15,624	10	42,267	9	34,592	9

Net earnings	$27,369	17%	$25,642	17%	$70,126	16%	$57,097	14%

             Airfreight net revenues increased 6% and 20% for the three and nine-month periods ended September 30, 2001, despite volume decreases, as compared with the same periods for 2000.  These increases in net revenues were primarily due to market “disconnects” between customer sell rates and carrier buy rates which allowed for expanded airfreight margins in certain key markets.  Of the Company’s service offerings, the Company’s airfreight business was most impacted by the terrorist attacks of September 11, 2001.  In the four days following the attacks, the FAA banned all flights to and from the United States.  As flight operations returned to normal, airlines reduced the number of flights in recognition of the lower passenger volumes.  This reduced the amount of freight belly space available.  This reduction in belly space capacity was sufficient to allow the air carriers to raise rates.  The majority of the Company’s airfreight moves on dedicated freighters.  The reduction in capacity did not effect the Company’s ability to move customers’ freight.

             Ocean freight net revenues increased 15% and 20% for the three and nine-month periods ended September 30, 2001, as compared with the same periods for 2000.  The Company continued to aggressively market competitive ocean freight rates primarily on freight moving eastbound from the Far East. Management also has embarked on a strategy to improve market share on trade lanes other than eastbound from the Far East.  The ocean forwarding business and ECMS (Expeditors Cargo Management Systems), the Company's ocean freight consolidation management and purchase order tracking service, were again instrumental in helping the Company to expand market share.

             Customs brokerage and import services decreased 4% and increased 5% for the three and nine-month periods ended September 30, 2001, as compared with the same periods for 2000. The third quarter decrease reflects the lower volumes of airfreight noted above.  The year to date increases were the result of 1) the Company's growing reputation for providing high quality service, 2) consolidation within the customs brokerage market as customers seek out brokers with sophisticated computerized capabilities critical to an overall logistics management program, and 3) the growing importance of distribution services, which is included in this category, as a separate and distinct service offered to existing and potential customers.

             Salaries and related costs increased 7% and 14% during the three and nine-month periods ended September 30, 2001 compared with the same periods in 2000 as a result of (1) the Company's increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels.  Salaries and related costs as a percentage of net revenues increased 1% and remained constant for the three and nine-month periods ended September 30, 2001, respectively, as compared with the same periods in 2000.  The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the Company’s historical growth in revenues, net revenues and net earnings for the three and nine-month periods ended September 30, 2001 and 2000 are a result of the incentives inherent in the Company's compensation program.

             Other operating expenses decreased 4% and increased 11% for the three and nine-month periods ended September 30, 2001, as compared with the same periods in 2000.  The decrease noted in the third quarter 2001, was primarily attributed to cost containment objectives implemented earlier in the year.  The results of these cost containment measures were substantially lower costs for travel and entertainment, office and computer supplies and miscellaneous expense.  Bad debt expense was also significantly lower than the prior year’s third quarter.  This is a reflection of the success of the Company’s initiatives to improve working capital management. The Company also recovered a significant receivable (approximately $450,000), for which an allowance was established in 1999 in connection with a bankruptcy proceeding.  For the nine months ended September 30, 2001, operating expenses increased as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company's growing operations. Other operating expenses as a percentage of net revenues decreased 2% and 1% for the three and nine-month periods ended September 30, 2001, as compared with the same periods in 2000, as the Company leveraged net revenue increases over other operating expenses with a largely fixed or fixed-variable cost component.

             Other income, net, increased for the three and nine-month periods ended September 30, 2001, as compared with the same periods in 2000, principally due to higher interest income on a larger average cash balances during the periods.

             The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rates during the three and nine-month periods ended September 30, 2001, decreased slightly as compared with the same periods in 2000.

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

             The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. Dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among these offices or agents.  The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses.  Hedging activity during the nine months ended September 30, 2001 and 2000 was insignificant.  For the three and nine months ended September 30, 2001, the Company had approximately $655,000 and $215,000, respectively, in foreign exchange losses on a net basis.  In the same periods of 2000, the Company had insignificant foreign exchange gains.  The current year losses were recognized primarily as a result of intercompany obligations with the Company’s subsidiaries in Brazil, Taiwan, Indonesia and Turkey.

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

Office Openings - The Company opened one start-up office during the third quarter of 2001, as follows.

Europe

Belfast, Ireland

             Internal Growth - Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year.   The table below presents “same store” comparisons for the third quarter and for the nine months ended September 30, 2001 (which is the measure of any increase from the same period of 2000) and for the third quarter and the nine months ended September 30, 2000 (which measures growth over 1999).

	For the three months ended September 30,		For the nine months ended September 30,
	2001	2000	2001	2000

Net revenue	2%	25%	11%	23%
Operating income	5%	39%	17%	38%

Liquidity and Capital Resources

             The Company’s principal source of liquidity is cash generated from operating activities.  Net cash provided by operating activities for the nine months ended September 30, 2001, was approximately $138 million, as compared with $112 million for the same period of 2000.  This $26 million increase is principally due to a decrease in accounts receivable.

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

             Cash used in investing activities for the nine months ended September 30, 2001, was $28 million, as compared with $18 million during the same period of 2000.  The largest use of cash in investing activities is cash paid for capital expenditures.  In the first nine months of 2001, the Company made capital expenditures of $28 million as compared with $17 million for the same period in 2000.  Capital expenditures in 2001 and in 2000 related primarily to investments in technology and office furniture and equipment.

             Cash used by financing activities during the first nine months of 2001 was $17 million as compared with $18 million for the same period in 2000.  In 2001, the Company paid down $3 million on short-term debt, as compared with a decrease in short-term debt of $15 million that occurred during the same period of 2000.  The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market.  The difference shown at the end of the third quarter of 2000 between proceeds from the issuance of common stock and the amounts paid to repurchase common stock represents a timing difference in the receipt of proceeds and the subsequent repurchase of outstanding shares.  During the third quarter of 2001, the Board of Directors authorized management to repurchase 1,000,000 shares of the Company’s common stock.  The difference shown at the end of the third quarter of 2001 between proceeds from the issuance of common stock and the amounts paid to repurchase common stock is primarily due to the repurchase of stock under the discretionary plan authorized by the Board of Directors in September 2001.  As of September 30, 2001, the Company had repurchased 208,800 shares.  The repurchase was completed on October 11, 2001, at an average price of $45.12.

             At September 30, 2001, working capital was $276 million, including cash and short-term investments of $256 million.  The Company had no long-term debt at September 30, 2001.  While the nature of its business does not require an extensive investment in property and equipment, the Company cannot eliminate the possibility that it could acquire an equity interest in property in certain geographic locations.  The Company currently expects to spend approximately $35-40 million on property and equipment in all of 2001.  In addition to normal capital expenditures for leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures, this total includes estimates for building projects in Egypt, Ireland and Malaysia.  The Company expects to finance capital expenditures in 2001, with cash.

             The Company borrows under unsecured bank lines of credit.   At September 30, 2001, the bank lines of credit totaled $8.6 million.  In addition, the Company maintains a bank facility with its U.K. bank for $7.2 million.  At September 30, 2001, the Company was directly liable for $1.8 million drawn on these lines of credit and was contingently liable for an additional $27.6 million from standby letters of credit.

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

             Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% weakening of the U.S. Dollar, throughout the nine months ended September 30, 2001, would have had the effect of raising operating income approximately $7.2 million.  An average 10% strengthening of the U.S. Dollar, for the same period, would have had the effect of reducing operating income approximately $5.9 million.

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

Interest Rate Risk

             At September 30, 2001, the Company had cash and cash equivalents and short-term investments of $256.2 million and short-term borrowings of $1.8 million, all subject to variable short-term interest rates.  A hypothetical change in the interest rate of 10% would have an immaterial impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure in the third quarter of 2001.

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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

November 13, 2001	/s/ PETER J. ROSE

Peter J. Rose, Chairman and Chief Executive Officer
(Principal Executive Officer)

November 13, 2001	/s/ R. JORDAN GATES

R. Jordan Gates, Executive Vice President-
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)