Form 10-K
period 2001-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2002-04-01
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

At March 11, 2002, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $2,440,538,762.

At March 11, 2002, the number of shares outstanding of registrant’s Common Stock was 51,737,174.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2002 Annual Meeting of Shareholders to be held on May 8, 2002 are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

From time to time Expeditors International of Washington, Inc. (“the Company”) and its representatives may provide information, whether orally or in writing, which are deemed to be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Litigation Reform Act”).  This includes certain statements in this report on Form 10-K under Part I, Item 1 “Business” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These forward-looking statements and other information relating to the Company are based on the beliefs of management and are necessarily the result of assumptions made using the information currently available to management.  Actual results will vary, and even vary materially, from those predicted in the forward-looking statements.

In accordance with the provisions of the Litigation Reform Act, the Company is making readers aware that forward-looking statements, because they relate to future events, are by their very nature subject to many important risk factors which could cause actual results to differ materially from those contained in the forward-looking statements.  For additional information about forward-looking statements and for an identification of risk factors and their potential significance, see “Safe Harbor for Forward-Looking Statements Under Securities Litigation Reform Act of 1995; Certain Cautionary Statements” immediately preceding Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

PART I

ITEM 1—BUSINESS

Expeditors International of Washington, Inc. is engaged in the business of providing global logistics services.  The Company offers its customers a seamless international network supporting the movement and strategic positioning of goods.  The Company’s services include the consolidation or forwarding of air and ocean freight.  In each U.S. office, and in many overseas offices, the Company acts as a customs broker.  The Company also provides additional services including distribution management, vendor consolidation, cargo insurance, purchase order management and customized logistics information.  The Company does not compete for domestic freight, overnight courier or small parcel business and does not own aircraft or steamships.

The Company, including its majority owned subsidiaries, operates full service offices (•) in the cities identified below.  Full service offices have also been established in locations where the Company maintains unilateral control over assets and operations and where the existence of the parent-subsidiary relationship is maintained by means other than record ownership of voting stock (#).   In other cities, the Company contracts with independent agents to provide required services and has established over 120 such relationships world-wide.  Locations where Company employees perform sales and customer service functions are identified below as international service centers (*).  In each case, the opening date for the full service office or international service center is set forth in parenthesis.

NORTH AMERICA

UNITED STATES	• Houston (4/92)	• Dearborn-CPC (1/97)	• Montreal (4/99)
• Seattle (5/79)	• Baltimore (4/92)	• Buffalo-Peace Bridge (1/97)
• Chicago (7/81)	• Dallas (5/92)	• El Paso (1/97)	MEXICO
• San Francisco (7/81)	• Columbus (6/92)	• Laredo (2/97)	• Mexico City (6/95)
• New York (11/81)	• Charlotte (7/92)	• Nogales (2/97)	• Nuevo Laredo (4/97)
• Los Angeles (5/82)	• Newark (9/94)	• San Diego (7/97)	• Guadalajara (9/97)
• Atlanta (8/83)	• Philadelphia (3/95)	* Rochester (10/97)	• Nogales (1/99)
• Boston (11/85)	• Charleston (6/95)	• McAllen (4/98)	• Ciudad Juarez (5/00)
• Miami (3/86)	• Memphis (8/95)	• Pittsburgh (6/99)
• Minneapolis (7/86)	• Salt Lake City (11/95)	• Savannah (3/00)	SOUTH AMERICA
• Denver (2/88)	* Syracuse (4/96)	• Washington, D.C. (9/00)
• Detroit (7/88)	• Norfolk (9/96)	• Kansas City (8/00)	ARGENTINA
• Portland (7/88)	• Indianapolis (11/96)	• Nashville (10/01)	• Buenos Aires (1/98)
• Cincinnati (8/89)	• Port Huron-Blue Water Bridge (12/96)
• Cleveland (7/90)		PUERTO RICO	BRAZIL
• Phoenix (7/91)	• Detroit-Ambassador Bridge (12/96)	• San Juan (5/95)	• Sao Paulo (9/95)
• Louisville (10/91)			• Rio de Janeiro (9/95)
• St. Louis (4/92)	• Lewiston-Queenston (12/96)	CANADA	• Campinas (9/95)
		• Toronto (5/84)	• Santos (10/97)
		• Vancouver (9/95)	• Manaus (7/00)
• Belo Horizonte (12/00)
• Curitiba (3/01)

SOUTH AMERICA	MARIANA ISLANDS	ITALY	INDIA
(continued)	• Saipan (7/00)	• Milan (4/93)	• New Delhi (7/96)
CHILE		• Verona (4/93)	• Mumbai (Bombay) (1/97)
• Santiago (2/95)	PHILIPPINES	• Florence (3/98)	• Bangalore (6/97)
	• Manila (8/98)		• Chennai (Madras) (6/97)
COLOMBIA		THE NETHERLANDS
• Bogota (12/98)	SINGAPORE	• Amsterdam (6/94)	KUWAIT
• Cali (12/98)	• Singapore (9/81)	• Rotterdam (3/95)	# Kuwait City (7/97)

VENEZUELA	TAIWAN	PORTUGAL	LEBANON
• Caracas (1/01)	# Taipei (9/81)	• Lisbon (10/91)	• Beirut (8/99)
	# Kaohsiung (9/81)	• Oporto (10/91)
FAR EAST	# Taichung (9/81)		PAKISTAN
	# Hsin-Chu (9/89)	SPAIN	• Karachi (9/96)
BANGLADESH		• Barcelona (1/94)	• Lahore (9/96)
• Dhaka (6/89)	THAILAND	• Madrid (1/94)
• Chittagong (8/93)	• Bangkok (9/94)	• Alicante (4/96)	SAUDI ARABIA
# Riyadh (7/92)
CAMBODIA	VIETNAM	SWEDEN	# Jeddah (7/92)
• Phnom Penh (4/00)	• Ho Chi Minh City (5/00)	• Stockholm (1/94)
		• Goteborg (1/94)	SRI LANKA
CHINA	EUROPE		# Colombo (3/95)
• Beijing (7/94)		SWITZERLAND
• Guangzhou (4/94)	AUSTRIA	• Chiasso (2/01)	TURKEY
• Dalian (7/94)	• Vienna (11/95)		• Ankara (1/99)
• Shanghai (7/94)		UNITED KINGDOM	• Istanbul (1/99)
• Shenzhen (7/94)	BELGIUM	• London (4/86)	• Izmir (1/99)
• Qingdao (7/94)	• Brussels (7/90)	• Manchester (11/88)	• Mersin (1/99)
• Tianjin (7/94)	• Antwerp (4/91)	• Birmingham (3/90)
• Xi’an (7/94)		• Glasgow (4/92)	U.A.E.
• Xiamen (7/94)	THE CZECH REPUBLIC	• Bedford (6/94)	* Abu Dhabi (1/94)
• Nanjing (8/95)	• Prague (6/98)	• Swindon (3/97)	• Dubai (10/98)
• East Midlands (1/99)
HONG KONG	FINLAND	• Belfast (09/01)	CYPRUS
• Kowloon (9/81)	• Helsinki (4/94)	• Bristol (11/01)	* Nicosia (6/96)
* Larnaca (1/98)
INDONESIA	FRANCE	AUSTRALASIA
# Jakarta (12/90)	• Paris (1/97)		AFRICA
# Surabaya (2/92)	• Epinal (1/97)	AUSTRALIA
	• Lyon (1/97)	• Sydney (8/88)	SOUTH AFRICA
JAPAN	• Lille (3/97)	• Melbourne (8/88)	• Johannesburg (3/94)
• Tokyo (1/01)	• Bordeaux (7/00)	• Brisbane (10/93)	• Durban (3/94)
• Osaka (1/01)		• Perth (12/94)	• Capetown (1/97)
	GERMANY	• Adelaide (10/97)
KOREA	• Frankfurt (4/92)		MADAGASCAR
• Pusan (10/94)	• Munich (4/92)	FIJI	• Antananarivo (11/01)
• Seoul (10/94)	• Dusseldorf (4/92)	* Nadi (7/96)
• Bupyung (6/96)	• Stuttgart (4/92)	* Suva (5/97)	MAURITIUS
• Chonan (6/96)	• Hamburg (1/93)		• Port Louis (7/99)
• Kwangju (6/96)	• Nuremberg (1/01)	NEW ZEALAND
• Kumi (6/96)		• Auckland (8/88)
• Masan (6/96)	HUNGARY
• Taegu (6/96)	• Budapest (4/00)	NEAR/MIDDLE EAST

MALAYSIA	IRELAND	EGYPT
• Penang (11/87)	• Dublin (3/97)	• Cairo (2/95)
• Kuala Lumpur (6/90)	• Cork (3/97)	• Alexandria (2/95)
• Shannon (3/97)
GREECE
• Athens (2/99)

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

Beginning in 1981, the Company’s primary business focus was on airfreight shipments from the Far East to the United States and related customs brokerage and import services.  In the mid-1980’s, the Company began to expand its service capabilities in export airfreight, ocean freight and distribution services.  Today the Company offers a complete range of global logistics services to a diversified group of customers, both in terms of industry specialization and geographic location.  As opportunities for profitable growth arise, the Company plans to create new offices.  While the Company has historically expanded through organic growth, the Company has also been open to growth through acquisition of, or establishing joint ventures with, existing agents or others within the industry.

Airfreight Services

Airfreight services accounted for approximately 42, 41, and 41 percent of the Company’s 2001, 2000, and 1999 consolidated revenues net of freight consolidation expenses (“net revenues”), respectively.  When performing airfreight services, the Company typically acts either as a freight consolidator or as an agent for the airline which carries the shipment.  When acting as a freight consolidator, the Company purchases cargo space from airlines on a volume basis and resells that space to its customers at lower rates than the customers could obtain directly from airlines.  When moving shipments between points where the volume of business does not facilitate consolidation, the Company receives and forwards individual shipments as the agent of the airline which carries the shipment. Whether acting as an agent or consolidator, the Company offers its customers knowledge of optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with space availability in periods of peak demand.

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

The Company’s net airfreight forwarding revenues from a consolidated shipment includes the differential between the rate charged to the Company by an airline and the rate which the Company charges to its customers, commissions paid to the Company by the airline carrying the freight and fees for ancillary services.  Such ancillary services provided by the Company include preparation of shipping and customs documentation, packing, crating and insurance services, negotiation of letters of credit, and preparation of documentation to comply with local export laws.  When the Company acts as an agent for an airline handling an unconsolidated shipment, its net revenues are primarily derived from commissions paid by the airline and fees for ancillary services paid by the customer.

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

Customs Brokerage and Import Services

Customs brokerage and import services accounted for approximately 35, 38, and 39 percent of the Company’s 2001, 2000, and 1999 consolidated net revenues, respectively.  As a customs broker, the Company assists importers to clear shipments through customs by preparing required documentation, calculating and providing for payment of duties on behalf of the importer, arranging for any required inspections by governmental agencies, and arranging for delivery.  The Company also provides other services at destination including temporary warehousing, inland transportation, inventory manipulation and management, cargo insurance and product distribution.

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

There is currently a noticeable trend, prompted by customer demand, to quote rates on a door-to-door basis.  Management foresees the potential, in the medium- to long-term, for fees normally associated with customs clearance to be de-emphasized and included as a component of other services offered by the Company.

Ocean Freight and Ocean Services

Ocean freight services accounted for approximately 23, 21, and 20 percent of the Company’s 2001, 2000, and 1999 consolidated net revenues, respectively.  The Company’s revenues as an ocean freight forwarder are derived from commissions paid by the carrier and revenues from fees charged to customers for ancillary services which the Company may provide, such as preparing documentation, procuring insurance, arranging for packing and crating services, and providing consultation.  The Company operates Expeditors International Ocean (“EIO”), a Non-Vessel Operating Common Carrier (“NVOCC”) specializing in ocean freight consolidation from the Far East to the United States.   EIO also provides service, on a smaller scale, to and from any location where the Company has an office or agent.  As an NVOCC, EIO contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate.  EIO solicits less than container load (“LCL”) freight to fill the containers and charges lower rates than those available directly from shipping lines.  EIO also handles full container loads for customers that do not have annual shipping volumes sufficient to negotiate comparable contracts directly with the ocean carriers.  The Company does not own vessels and generally does not physically handle the cargo.

Expeditors Cargo Management Systems (“ECMS”) supplies a sophisticated ocean consolidation service.  The Company owns and maintains software that allows it to sell ECMS to large volume customers that have signed their own service contracts with the ocean carriers.  As an ocean consolidator, ECMS may obtain LCL freight from several vendors and consolidate this cargo into full containers.  The Company’s revenues as an ocean consolidator are derived from handling LCL cargo at origin and from the fees paid by customers for access to data captured during the consolidation process.

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

The Company’s marketing efforts are focused primarily on the traffic, shipping and purchasing departments of existing and potential customers.  The district manager of each office is responsible for marketing, sales coordination, and implementation in the area in which he or she is located.  All employees are responsible for customer service and relations.

The Company staffs its offices largely with managers and other key personnel who are citizens of the nations in which they operate and who have extensive experience in global logistics.  Marketing and customer service staffs are responsible for marketing the Company’s services directly to local shippers and traffic managers who may select or influence the selection of the logistics vendor and for ensuring that customers receive timely and efficient service.  The Company believes that its expertise in supplying solutions customized to the needs of its customers, its emphasis on coordinating its origin and destination customer service and marketing activities, and the incentives it gives to its managers have been important elements of its success.

The goods handled by the Company are generally a function of the products which dominate international trade between any particular origin and destination.  Shipments of computer components, other electronic equipment, housewares, sporting goods, machine parts, and toys, comprise a significant percentage of the Company’s business.  Typical import customers include computer retailers and distributors of consumer electronics, department store chains, clothing and shoe wholesalers, manufacturers and catalogue stores.  Historically, no single customer has accounted for five percent or more of the Company’s revenues.

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

Historically, the primary competitive factors in the global logistics services industry have been price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations.  The Company emphasizes quality service and believes that its prices are competitive with the prices of others in the industry.  Recently, larger customers have exhibited a trend toward more sophisticated and efficient procedures for the management of the logistics supply chain by embracing strategies such as just-in-time inventory management.  This trend has made computerized customer service capabilities a significant factor in attracting and retaining customers.  These computerized customer service capabilities include customized Electronic Data Interchange, (“EDI”), and on-line freight tracing and tracking applications.  The customized EDI applications allow the transfer of key information between the customers’ systems and the Company’s systems.  Freight tracing and tracking applications allow customers to know the location, transit time and estimated delivery time of inventory in transit.

Management believes that the ability to develop and deliver innovative solutions to meet customers’ increasingly sophisticated information requirements is a critical factor in the ongoing success of the Company.  Accordingly, the Company has devoted a significant amount of resources towards the maintenance and enhancement of systems that will meet these customer demands.  Management believes that the Company’s existing systems are competitive with the systems currently in use by other logistics services companies with which it competes.

Developing these systems has added a considerable indirect cost to the services provided to customers.  Small and middle-tier competitors, in general, do not have the resources available to develop these customized systems.  As a result, there is a significant amount of consolidation currently taking place in the industry.  Management expects that this trend toward consolidation will continue for the short- to medium-term.  Historically, growth through aggressive acquisition has proven to be a challenge for many of the Company’s competitors and typically involves the purchase of significant “goodwill”.  As a result, the Company has pursued a strategy emphasizing organic growth supplemented by certain strategic acquisitions.

The Company’s ability to attract, retain, and motivate highly qualified personnel with experience in global logistics services is an essential, if not the most important, element of its ability to compete in the industry.  To this end, the Company has adopted incentive compensation programs which make percentages of branch revenues or profits available to managers for distribution among key personnel.  The Company believes that these incentive compensation programs, combined with its experienced personnel and its ability to coordinate global marketing efforts, provide it with a distinct competitive advantage and account for historical growth that competitors have matched only through acquisition.

Currency and Other Risk Factors

The nature of the Company’s worldwide operations necessitate the Company dealing with a multitude of currencies other than the U.S. Dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Many of the countries where the Company maintains offices and/or agency relationships have strict  currency  control  regulations  which  influence  the  Company’s  ability  to  hedge  foreign  currency  exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among these offices or agents.

In addition, the Company’s ability to provide service to its customers is highly dependent on good working relationships with a variety of entities including airlines, steamship lines and governmental agencies.  The Company considers its current working relationships with these entities to be good.  However, changes in space allotments available from carriers, governmental deregulation efforts, “modernization” of the regulations governing customs clearance, and/or changes in governmental quota restrictions could affect the Company’s business in unpredictable ways.

Seasonality

Historically, the Company’s operating results have been subject to seasonal trends when measured on a quarterly basis.  The first quarter has traditionally been the weakest and the third and fourth quarters have traditionally been the strongest.  This pattern has been the result of, or influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions and a myriad of other similar and subtle forces.  In addition, this historical quarterly trend has been influenced by the growth and diversification of the Company’s international network and service offerings.  The Company cannot accurately forecast many of these factors, nor can the Company estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns will continue in future periods.

A significant portion of the Company’s revenues are derived from customers in industries whose shipping patterns are tied closely to consumer demand and from customers in industries whose shipping patterns are dependent upon just-in-time production schedules.  Therefore, the timing of the Company’s revenues are, to a large degree, impacted by factors out of the Company’s control, such as shifting consumer demand for retail goods and manufacturing production delays.  Additionally, many customers ship a significant portion of their goods at or near the end of a quarter, and therefore, the Company may not learn of a shortfall in revenues until late in a quarter.  To the extent that a shortfall in revenues or earnings was not expected by securities analysts, any such shortfall from levels predicted by securities analysts could have an immediate and adverse effect on the trading price of the Company’s stock.

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

Employees

At February 28, 2002, the Company employed approximately 7,590 people, 2,776 in the United States and 458 in the balance of North America, 255 in South America, 1,296 in Europe, 1,949 in the Far East & Australasia, 702 in the Near/Middle East and 154 in Africa.  Approximately 944 of the Company’s employees are engaged principally in sales and marketing and customer service, 4,748 in operations and 1,898 in finance and administration.  The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be satisfactory.

In order to retain the services of highly qualified, experienced, and motivated employees, the Company places considerable emphasis on its incentive compensation programs and stock option plans.

Executive Officers of the Registrant

                The following table sets forth the names, ages, and positions of current executive officers of the Company.

Name	Age	Position
Peter J. Rose	59	Chairman and Chief Executive Officer and director
James L.K. Wang	53	President-Asia and director
Glenn M. Alger	45	President and Chief Operating Officer
Sandy K.Y. Liu	54	Chief Operating Officer-Asia
R. Jordan Gates	46	Executive Vice President-Chief Financial Officer and Treasurer and director
Timothy C. Barber	42	Executive Vice President-Global Sales
Rommel C. Saber	44	Executive Vice President-Europe, Africa and Near/Middle East
Robert L. Villanueva	49	Executive Vice President-The Americas
Eugene K. Alger	41	Senior Vice President-North America
L. Manfred Amberger	53	Senior Vice President-Continental Europe
Jean Claude Carcaillet	56	Senior Vice President-Australasia
William J. Coogan	47	Senior Vice President-Ocean Cargo
Philip M. Coughlin	41	Senior Vice President-North America
Rosanne Esposito	50	Senior Vice President-Global Customs
Roger A. Idiart	48	Senior Vice President-Air Cargo
Jeffrey J. King	47	Senior Vice President-General Counsel and Secretary
David M. Lincoln	43	Senior Vice President and Chief Information Officer
Charles J. Lynch	41	Vice President-Corporate Controller

Peter J. Rose has served as a director and Vice President of the Company since July 1981.  Mr. Rose was elected a Senior Vice President of the Company in May 1986, Executive Vice President in May 1987, President and Chief Executive Officer in October 1988, and Chairman and Chief Executive Officer in May 1991.

James L.K. Wang has served as a director and the Managing Director of Expeditors International Taiwan Ltd., the Company’s former exclusive Taiwan agent, since September 1981.  Mr. Wang’s employment agreement with the Company has been assigned to the Company’s current exclusive Taiwan agent, E.I. Freight (Taiwan), Ltd.   In October 1988, Mr. Wang became a director of the Company and its Director-Far East, and Executive Vice President in January 1996.  In May 2000, Mr. Wang was elected President-Asia.

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

Sandy K.Y. Liu became Chief Operating Officer-Asia of the Company in January 2001.  From 1969 through 2000, Mr. Liu was employed in various positions by China Airlines.  In November 1998, Mr. Liu was appointed President of China Airlines.

R. Jordan Gates joined the Company as its Controller-Europe in February 1991.  Mr. Gates was elected Chief Financial Officer and Treasurer of the Company in August 1994 and Senior Vice President-Chief Financial Officer and Treasurer in January 1998.  In May 2000, Mr. Gates was elected Executive Vice President-Chief Financial Officer and Treasurer.  Mr. Gates was also elected as a director in May 2000.

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

Rommel C. Saber joined the Company as Director-Near/Middle East in February 1990 and was elected Senior Vice President-Sales and Marketing in January 1993.  Mr. Saber was elected Senior Vice President-Air Export in September 1993.  In July 1997 he was elected Senior Vice President Near/Middle East and Indian Subcontinent.  In August 2000, Mr. Saber was elected Executive Vice President-Europe, Africa and Near/Middle East.

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

L. Manfred Amberger joined the Company as Managing Director of Germany in April 1992.  Mr. Amberger was promoted to Regional Director-Europe in May 1996 and Vice President in January 1998.  Mr. Amberger was elected Senior Vice President-Continental Europe in May 2000.

Jean Claude Carcaillet joined the Company as Managing Director-Australasia in August 1988.  He was elected Senior Vice President-Australasia in September 1997.

William J. Coogan has worked for the Company since May 1985.  Mr. Coogan was promoted to District Manager of the Company’s New York office in July 1988 and Senior Vice President of EIO in April 1989.  Mr. Coogan was elected Senior Vice President-Ocean in February 1993 and Senior Vice President-Ocean Cargo in May 1996.

Philip M. Coughlin joined the Company in October 1985.  Mr. Coughlin was promoted to District Manager in August 1986.  He was elected Regional Manager for New England and Canada in January 1991, Regional Vice President-Northeastern U.S. and Northern Border in January 1992, and Senior Vice President of North America in September 1999.

Rosanne Esposito joined the Company as its Director-U.S. Import Services in January 1996.  Ms. Esposito was promoted to Vice President in May 1997 and Senior Vice President-Global Customs in May 2001.

Roger A. Idiart joined the Company as its Manager of Gateway Operations in December 1995.  Mr. Idiart was elected Vice President-Global Air Cargo in January 1998, and Senior Vice President-Air Cargo in May 2001.

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

Regulation

With respect to the Company’s activities in the air transportation industry in the United States, it is subject to regulation by the Department of Transportation (“DOT”) as an indirect air carrier.  The Company’s overseas offices and agents are licensed as airfreight forwarders in their respective countries of operation.  The Company is licensed in each of its offices or in the case of its newer offices, has made application for a license, as an airfreight forwarder by the International Air Transport Association (“IATA”). IATA is a voluntary association of airlines which prescribes certain operating procedures for airfreight forwarders acting as agents for its members.  The majority of the Company’s airfreight forwarding business is conducted with airlines which are IATA members.

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

The Company is registered as an Ocean Transportation Intermediary by the Federal Maritime Commission (“FMC”).  The FMC has established certain qualifications for shipping agents, including certain surety bonding requirements.  The

FMC also is responsible for the economic regulation of NVOCC activity originating or terminating in the United States.  To comply with these economic regulations, vessel operators and NVOCCs, such as EIO, are required to file tariffs electronically which establish the rates to be charged for the movement of specified commodities into and out of the U.S.  The FMC has the power to enforce these regulations by assessing penalties.

The Company does not believe that current U.S. and foreign governmental regulations impose significant economic restraint upon its business operations.  In general, the Company conducts its business activities in each country through a majority-owned subsidiary corporation that is organized and existing under the laws of that country.  However, the regulations of foreign governments can impose barriers to the Company’s ability to provide the full range of its business activities in a wholly or majority U.S.-owned subsidiary.  For example, foreign ownership of a customs brokerage business is prohibited in some jurisdictions and less frequently the ownership of the licenses required for freight forwarding and/or freight consolidation is restricted to local entities.  When the Company encounters this sort of governmental restriction, it works to establish a legal structure that meets the requirements of the local regulations while also giving the Company the substantive operating and economic advantages that would be available in the absence of such regulation. This can be accomplished by creating a joint venture or exclusive agency relationship with a qualified local entity that holds the required license.  In cases where the Company has unilateral control over the assets and operations of the local entity, notwithstanding the lack of technical majority ownership of common stock, the Company consolidates the accounts of the local entity.  In such cases, consolidation is necessary to fairly present the financial position and results of operations of the Company because of the existence of the parent-subsidiary relationship by means other than record ownership of voting common stock.

Cargo Liability

When acting as an airfreight consolidator, the Company assumes a carrier’s liability for lost or damaged shipments. This legal liability is typically limited by contract to the lower of the transaction value or the released value ($9.07 per pound unless the customer declares a higher value and pays a surcharge), except if the loss or damage is caused by willful misconduct or in the absence of an appropriate airway bill.  The airline which the Company utilizes to make the actual shipment is generally liable to the Company in the same manner and to the same extent.  When acting solely as the agent of the airline or shipper, the Company does not assume any contractual liability for loss or damage to shipments tendered to the airline.

When acting as an ocean freight consolidator, the Company assumes a carrier’s liability for lost or damaged shipments.  This liability is typically limited by contract to the lower of the transaction value or the released  value  ($500 per package  or customary  freight  unit  unless the  customer  declares a  higher value and pays a surcharge).  The steamship line which the Company utilizes to make the actual shipment is generally liable to the Company in the same manner and to the same extent.  In its ocean freight forwarding and customs clearance operations, the Company does not assume cargo liability.

When providing warehouse and distribution services, the Company limits its legal liability by contract and tariff to an amount generally equal to the lower of fair value or fifty cents per pound with a maximum of fifty dollars per “lot” — which is defined as the smallest unit that the warehouse is required to track.  Upon payment of a surcharge for warehouse and distribution services, the Company will assume additional liability.

The Company maintains marine cargo insurance covering claims for losses attributable to missing or damaged shipments for which it is legally liable.  The Company also maintains insurance coverage for the property of others which is stored in Company warehouse facilities.

ITEM 2 — PROPERTIES

The Company owns a 214,000 square foot office building in downtown Seattle, a 150,000 square foot warehouse/industrial office facility in Nassau County, New York, a 27,200 square foot office facility near Seattle-Tacoma International Airport, an 80,000 square foot office and warehouse facility on a ten-acre parcel near O’Hare International Airport in Chicago, a 5,500 square foot office facility in the Tsim Sha Tsui East district of Kowloon, Hong Kong, and a 10,900 square foot office facility in Taipei, Taiwan.  The Company also owns a 23,400 square foot office and warehouse facility on a long-term renewable land lease at the Brussels Cargo facility in Brussels, Belgium, and recently completed an 85,000 square foot office and warehouse facility in Dublin, Ireland.

The Company leases and maintains 60 additional offices and satellite locations in the United States and 124 offices throughout the world, each located close to an airport, ocean port, or on an important border crossing.  The majority of these facilities contain warehouse facilities.  Lease terms are either on a month-to-month basis or terminate at various times through 2009.  As an office matures, the Company will investigate the possibility of building or buying suitable facilities.  Lease payments currently aggregate to approximately $2,354,000 per month.  See Note 6 to the Company’s Consolidated Financial Statements.  The Company believes that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.

ITEM 3 — LEGAL PROCEEDINGS

The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s financial position.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

PART II

ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the high and low sale prices in the over-the-counter market for the Company’s Common Stock as reported by The NASDAQ National Market System under the symbol EXPD.

	Common Stock			Common Stock
Quarter	High	Low	Quarter	High	Low
2001			2000
First	60.75	43.50	First	45.50	32.63
Second	65.92	44.60	Second	48.00	34.75
Third	62.26	41.95	Third	51.31	42.25
Fourth	59.00	43.47	Fourth	60.13	39.63

There were 2,683 shareholders of record as of December 31, 2001.  Management estimates that there were approximately 16,000 beneficial shareholders at that date.

The Board of Directors declared semi-annual dividends during the two most recent fiscal years as follows:

June 15, 2001	$.10
December 17, 2001	$.10

June 15, 2000	$.07
December 15, 2000	$.07

ITEM 6 — SELECTED FINANCIAL DATA

Financial Highlights

In thousands except per share data

	2001	2000	1999	1998	1997

Revenues	$1,652,633	1,695,181	1,444,575	1,063,707	954,002
Net earnings	97,243	83,035	59,175	47,274	38,411
Basic earnings per share	1.87	1.62	1.18	.96	.79
Diluted earnings per share	1.77	1.52	1.10	.89	.73
Cash dividends paid per share	.20	.14	.10	.07	.05
Working capital	237,443	222,829	149,633	94,601	87,252
Total assets	688,437	661,740	535,461	419,493	337,288
Shareholders’ equity	414,623	361,784	282,385	217,198	171,854
Basic weighted average shares outstanding	52,080	51,153	50,137	49,234	48,858
Diluted weighted average shares outstanding	54,871	54,679	53,828	53,058	52,647

All share and per share information have been adjusted to reflect a 2-for-1 stock split effected in May, 1999.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES

  LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. The words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Securities Litigation Reform Act.  Such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

The risks included here are not exhaustive.  Furthermore, reference is also made to other sections of this report which include additional factors which could adversely impact the Company’s business and financial performance.  Moreover, the Company operates in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all of such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Accordingly, forward-looking statements cannot be relied upon as a guarantee of actual results.

Shareholders should be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company’s policy to disclose to such analysts any material non-public information or other confidential commercial information.  Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of such statement or report. Furthermore, the Company has a policy against issuing financial forecasts or projections or confirming the accuracy of forecasts or projections issued by others.  Accordingly, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

RISK FACTORS	DISCUSSION AND POTENTIAL SIGNIFICANCE
International Trade

The Company primarily provides services to customers engaged in international commerce. Everything that affects international trade has the potential to expand or contract the Company’s primary market.  For example, international trade is influenced by:

	•	currency exchange rate and interest rate fluctuations;
	•	changes in governmental policies;
	•	changes in international and domestic customs regulations;
	•	wars, acts of terrorism, and other conflicts;
	•	natural disasters;
	•	changes in consumer attitudes regarding goods made in countries other than their own; and
	•	changes in the price and readily available quantities of oil and other petroleum-related products.

Third Party Vendors

The Company is a non-asset based supplier of global logistics services.  As a result, the Company depends on a variety of asset based third party vendors.  The quality and profitability of the Company’s services depend upon effective selection, management and discipline of third party vendors.

Predictability of Results

The Company is not aware of any accurate means of forecasting short-term customer requirements.  However, long-term customer satisfaction depends upon the Company’s ability to meet these unpredictable short-term customer requirements.  Personnel costs, the Company’s single largest variable expense, are always less flexible in the very near term as the Company must staff to meet uncertain demand.  As a result, short-term operating results could be disproportionately affected.

Foreign Operations

The majority of the Company’s revenues and operating income come from operations conducted outside the United States.  To maintain a global service network, the Company may be required to operate in hostile locations and in dangerous situations.

Key Personnel

The Company is a service business.  The quality of this service is directly related to the quality of the Company’s employees.  Identifying, training and retaining key employees is essential to continued growth and future profitability.  Continued loyalty to the Company will not be assured by contract.

Technology

Increasingly, the Company must compete based upon the flexibility and sophistication of the technologies utilized in performing its core businesses.  Future results depend upon the Company’s success in the cost effective development and integration of communication and information systems technologies.

Growth

To date, the Company has relied primarily upon organic growth and has tended to avoid growth through acquisition.  Future results will depend upon the Company’s ability to continue to grow internally or to demonstrate the ability to successfully identify and integrate non-dilutive acquisitions.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Expeditors International of Washington, Inc. is engaged in the business of global logistics management, including international freight forwarding and consolidation, for both air and ocean freight.  The Company acts as a customs broker in all domestic offices, and in many of its international offices.  The Company also provides additional services for its customers including value added distribution, purchase order management, vendor consolidation and other logistics solutions.  The Company offers domestic forwarding services only in conjunction with international shipments.  The Company does not compete for overnight courier or small parcel business.  The Company does not own or operate aircraft or steamships.

International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, and United States and foreign laws and policies relating to tariffs, trade restrictions, foreign investments and taxation.  Periodically, governments consider a variety of changes to current tariffs and trade restrictions.  The Company cannot predict which, if any, of these proposals may be adopted, nor can the Company predict the effects adoption of any such proposal will have on the Company’s business.  Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises.  In addition to being affected by governmental policies concerning international trade, the Company’s business may also be affected by political developments and changes in government personnel or policies in the nations in which it does business.

The Company’s ability to provide services to its customers is highly dependent on good working relationships with a variety of entities including airlines, ocean steamship lines, and governmental agencies.  The Company considers its current working relationships with these entities to be satisfactory.  However, changes in space allotments available from carriers, governmental deregulation efforts, “modernization” of the regulations governing customs brokerage, and/or changes in governmental quota restrictions could affect the Company’s business in unpredictable ways.

Historically, the Company’s operating results have been subject to a seasonal trend when measured on a quarterly basis.  The first quarter has traditionally been the weakest and the third and fourth quarters have traditionally been the strongest.  This pattern is the result of, or is influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions and a myriad of other similar and subtle forces.  In addition, this historical quarterly trend has been influenced by the growth and diversification of the Company’s international network and service offerings.  The Company cannot accurately forecast many of these factors nor can the Company estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns, if any, will continue in future periods.

A significant portion of the Company’s revenues are derived from customers in retail industries whose shipping patterns are tied closely to consumer demand, and from customers in industries whose shipping patterns are dependent upon just-in-time production schedules.  Therefore, the timing of the Company’s revenues are, to a large degree, impacted by factors out of the Company’s control, such as a sudden change in consumer demand for retail goods and/or manufacturing production delays.  Additionally, many customers ship a significant portion of their goods at or near the end of a quarter, and therefore, the Company may not learn of a shortfall in revenues until late in a quarter.  To the extent that a shortfall in revenues or earnings was not expected by securities analysts, any such shortfall from levels predicted by securities analysts could have an immediate and adverse effect on the trading price of the Company’s stock.

Critical Accounting Policies and Estimates

Management believes that the nature of the Company’s business is such that there are few, if any, complex challenges in accounting for operations.  While judgments and estimates are a necessary component of any system of accounting, the Company’s use of estimates is limited primarily to the areas of accounts receivable valuation, the useful lives of long-term assets and the accrual of costs related to ancillary services the Company provides—areas that in the aggregate are not a major component of the Company’s statement of earnings.  Management believes that the methods utilized in all of these areas are non-aggressive in approach and consistent in application.  Management believes that there are limited, if any, alternative accounting principles or methods which could be applied to the Company’s transactions.  While the use of estimates means that actual future results may be different from those contemplated by the estimates, the Company believes that alternative principles and methods used for making such estimates would not produce materially different results than those reported.

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for 2001, 2000 and 1999, expressed as percentages of net revenues.  With respect to the Company’s services other than freight consolidation, net revenues are identical to revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

	2001		2000		1999
In thousands	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues

Net revenues:
Airfreight	$254,502	42%	$225,428	41%	$183,767	41%
Ocean freight and ocean services	138,881	23	114,974	21	87,181	20
Customs brokerage and import services	213,153	35	207,953	38	171,538	39

Net revenues	606,536	100	548,355	100	442,486	100

Operating expenses:
Salaries and related costs	325,545	54	290,581	53	240,740	54
Other	134,974	22	130,250	24	108,423	25

Total operating expenses	460,519	76	420,831	77	349,163	79

Operating income	146,017	24	127,524	23	93,323	21
Other income, net	8,277	1	5,824	1	1,322	0

Earnings before income taxes	154,294	25	133,348	24	94,645	21
Income tax expense	57,051	9	50,313	9	35,470	8

Net earnings	$97,243	16%	$83,035	15%	$59,175	13%

2001 compared with 2000

Airfreight net revenues in 2001 increased 13% compared with 2000 primarily due to the Company’s ability to expand airfreight margins despite the lower airfreight tonnages, experienced in 2001 compared with 2000.  Airfreight margins expanded approximately 5% during 2001 as compared with 2000 despite a 9% drop in worldwide airfreight tonnage in 2001.  Efficient consolidations of dense and fluffy (volumetric) freight allowed the Company to optimize purchased transportation costs while still offering competitive rates to customers.  The Company’s North American export airfreight net revenues increased 4% in 2001 compared to 2000.  Airfreight net revenues from the Far East and from Europe increased 24% and 5%, respectively, for 2001 compared with 2000.  Airfreight rates on Far East to North American trade lanes, the Company’s most dominant lane, remained strong throughout 2001.

Ocean freight and ocean services net revenues increased 21% in 2001 compared to 2000.  Ocean freight demand remained strong throughout 2001 and ocean freight rates from the Far East, the Company’s largest trade lane, increased in the last half of the year.  During 2001, management continued to expand market share, increase ocean tonnage, and increase net ocean freight revenues while offering competitive market rates to customers.  Changes in the regulatory environment in the United States created new opportunities for the Company’s NVOCC operations to provide services to customers who had previously dealt directly with the ocean carriers.  Margins increased 3% in 2001 as compared with 2000 reflecting the Company’s ability to offer competitive rates to customers at the retail level, while leveraging freight volumes to obtain favorable rates from carriers at the wholesale level.  Expeditors Cargo Management Systems (ECMS), a PC-based ocean freight consolidation management and purchase order tracking service, continued to be instrumental in attracting new business.  The Company’s North American export ocean freight net revenues increased 10% in 2001 compared to 2000.  This increase was a result of the Company handling more ocean shipments moving from North America to the Far East and, to a lesser extent, from North America to Europe.  Ocean freight net revenues from the Far East and from Europe increased 23% and 30%, respectively, for 2001 compared with 2000.

Customs brokerage and import services revenues increased 3% in 2001 as compared with 2000 as a result of (1) the Company’s growing reputation for providing high quality service, (2) consolidation within the customs brokerage market as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program, and (3) the growing importance of distribution services as a separate and distinct service offered to existing and potential customers.  Distribution services accounted for nearly 36% of the increase in customs brokerage and import services revenues for 2001 compared with 2000.

Salaries and related costs increased in 2001 compared to 2000 as a result of (1) the Company’s increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity and (2) increased compensation levels.  Salaries and related costs increased 1% as a percentage of net revenues.  The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits.  Management believes that the growth in revenues, net revenues and net earnings for 2001 are a result of the incentives inherent in the Company’s compensation program.

Other operating expenses increased in 2001 as compared with 2000 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company’s growing operations.  Other operating expenses as a percentage of net revenues decreased 2% in 2001 as compared with 2000.  Management believes that this decrease was significant as it reflects the successful achievement of cost containment objectives initiated at the branch level.  The ability to sustain these savings into future periods is contingent upon branch level management’s ability to adhere to these objectives.

Other income, net, increased in 2001 as compared to 2000 primarily due to interest income earned on higher cash balances and short-term investments in 2001.  Management attributes higher cash balances, in large part, to the success of cash management and billing improvement initiatives.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations.  The Company’s consolidated effective income tax rate in 2001 was 37%, down marginally from the 37.7% rate experienced in the prior year.  The .7% decrease was caused primarily by a reduction in state tax expense required to be paid by the Company.

2000 compared with 1999

Airfreight net revenues in 2000 increased 23% compared with 1999 primarily due to (1) increased airfreight shipments and tonnages handled by the Company from the Far East to North America and Europe, (2) increased prices charged by the airlines which were passed along to customers, and (3) increased export airfreight shipments and tonnages from North America and Europe.  Airfreight margins expanded approximately 2% during 2000 as compared with 1999.  Higher freight volumes and efficient consolidations of dense and fluffy (volumetric) freight allowed the Company to optimize purchased transportation costs while still offering competitive rates to customers.  The Company’s North American export airfreight net revenues increased 21% in 2000 compared to 1999.  Airfreight net revenues from the Far East and from Europe increased 31% and 9%, respectively, for 2000 compared with 1999.  Airfreight rates on Far East to North American trade lanes, the Company’s most dominant lane, remained strong throughout 2000.

Ocean freight and ocean services net revenues increased 32% in 2000 compared to 1999.  Ocean freight demand remained strong throughout 2000 and ocean freight rates from the Far East, the Company’s largest trade lane, increased in the last half of the year.  During 2000, management continued to expand market share, increase ocean tonnage, and increase net ocean freight revenues while offering competitive market rates to customers.  Changes in the regulatory environment in the United States created new opportunities for the Company’s NVOCC operations to provide services to customers who had previously dealt directly with the ocean carriers.  Margins remained nearly constant in 2000 as compared with 1999.  ECMS continued to be instrumental in attracting new business.  The Company’s North American export ocean freight net revenues increased 26% in 2000 compared to 1999.  This increase was a result of the Company handling more ocean shipments moving from North America to the Far East and, to a lesser extent, from North America to Europe.  Ocean freight net revenues from the Far East and from Europe increased 38% and 26%, respectively, for 2000 compared with 1999.

Customs brokerage and import services revenues increased 21% in 2000 as compared with 1999 as a result of (1) the Company’s growing reputation for providing high quality service, (2) consolidation within the customs brokerage market as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program, and (3) the growing importance of distribution services as a separate and distinct service offered to existing and potential customers.  Distribution services accounted for nearly 22% of the increase in customs brokerage and import services revenues for 2000 compared with 1999.

Salaries and related costs increased in 2000 compared to 1999 as a result of (1) the Company’s increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity and (2) increased compensation levels.  Salaries and related costs decreased 1% as a percentage of net revenues.  Management believes that this decrease is due to the Company’s ability to service larger freight volumes with a relatively smaller group of people.  Management attributes this to technological enhancement and operational process improvement initiatives.  The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits.  Management believes that the growth in revenues, net revenues and net earnings for 2000 are a result of the incentives inherent in the Company’s compensation program.

Other operating expenses increased in 2000 as compared with 1999 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company’s growing operations.  Other operating expenses as a percentage of net revenues decreased 1% in 2000 as compared with 1999.

Other income, net, increased in 2000 as compared to 1999 primarily due to interest income earned on higher cash balances and short-term investments in 2000.  Management attributes higher cash balances, in large part, to the success of cash management and billing improvement initiatives.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations.  The Company’s consolidated effective income tax rate remained relatively constant in 2000 at 37.7%.

Currency and Other Risk Factors

International air/ocean freight forwarding and customs brokerage are intensively competitive and are expected to remain so for the foreseeable future.  There are a large number of entities competing in the international logistics industry; however, the Company’s primary competition is confined to a relatively small number of companies within this group.  While there is currently a marked trend within the industry toward consolidation into large firms with multinational offices and agency networks, regional and local broker/forwarders remain a competitive force.

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

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. Dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents.  The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses.  Any such hedging activity during 2001, 2000 and 1999 was insignificant.  Net foreign currency losses realized in 2001 were $366,000.  Net foreign currency gains realized during 2000 and 1999 were $309,000 and $196,000, respectively.  The current year losses were recognized primarily as a result of intercompany obligations with the Company’s subsidiaries in Brazil, Taiwan, Indonesia and Turkey.

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

On January 1, 1999, eleven of fifteen member countries of the European Union, later joined by Greece in January 2001, established fixed conversion rates between their existing currencies (“legacy currencies”) and a new common currency - the Euro.  The Euro trades on currency exchanges and may be used in business transactions.  The conversion to the Euro eliminates currency exchange rate risk between the member countries.  Beginning in January 2002, new Euro-denominated bills and coins were issued and legacy currencies began to be withdrawn from circulation. The Company has worked diligently to address the issues raised by the Euro currency conversion including the need to adapt computer systems and business processes to accommodate Euro-denominated transactions.  The conversion costs were not material. Due to numerous uncertainties, the Company is evaluating the effects one common European currency will have on pricing.  The Company is unable to predict the resulting impact, if any, on the Company’s consolidated financial statements.   The Company has not experienced any significant disruption as a result of this phased conversion.

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

Office Additions

The Company opened 7 start-up offices and one office through an acquisition during 2001.  The office added through an acquisition is followed by an asterisk.

Europe	South America	Africa	North America
UNITED KINGDOM:	BRAZIL:	MADAGASCAR:	USA:
Belfast, Northern Ireland	Curitiba	Antananarivo	Nashville, Tennessee
Bristol, England

GERMANY:	VENEZUELA:
Nuremberg	Caracas*

SWITZERLAND:
Chiasso

Internal Growth

Management believes that a comparison of  “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth.  This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year.  The table below presents “same store” comparisons on a year-over-year basis for the years ended December 31, 2001, 2000 and 1999.

Same store comparisons for the years ended December 31,

	2001	2000	1999
Net revenues	7%	23%	22%
Operating income	13%	36%	24%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities.  Net cash provided by operating activities for the year ended December 31, 2001 was approximately $168 million, as compared with $154 million for 2000.  This $14 million increase is principally due to increased net earnings, decreased accounts receivable and increased accounts payable, accrued expenses and taxes payable.

The Company’s business is subject to seasonal fluctuations.  Cash flow fluctuates as a result of this seasonality.  Historically, the first quarter shows an excess of customer collections over customer billings.  This results in positive cash flow.  The increased activity associated with peak season (typically commencing late second or early third quarter) causes an excess of customer billings over customer collections.  This cyclical growth in customer receivables consumes available cash.  In the past, the Company has utilized short-term borrowings to satisfy normal operating expenditures when temporary cash outflows exceed cash inflows.  These short-term borrowings have been repaid when the trend reverses and customer collections exceed customer billings.  During 2001, short-term borrowings were not required in the United States; the market where cash flow pressures are most intense due to funds advanced in association with customs brokerage activity.

As a customs broker, the Company can make significant 5-10 business day cash advances for the payment of duties and freight.  These advances are made as an accommodation for a select group of credit-worthy customers.  Cash advances are a “pass through” and are not recorded as a component of revenue and expense, but are accounted for as a direct increase in accounts receivable and accounts payable.  As a result of these “pass through” billings, the conventional Days Sales Outstanding or DSO calculation does not directly measure collection efficiency.

Cash used in investing activities for the year ended December 31, 2001 was $53 million, as compared with $29 million during the same period of 2000.  The largest use of cash in investing activities is cash paid for capital expenditures.  For the year ended December 31, 2001, the Company made capital expenditures of $37 million as compared with $26 million for the same period in 2000.  Capital expenditures in 2001 and in 2000 related primarily to investments in technology and office furniture and equipment.

Cash used in financing activities for the year ended December 31, 2001 was $58 million as compared with cash used in financing activities of $23 million for the same period in 2000.  In 2001, the Company paid down $3 million on short-term debt, as compared with $15 million for the same period of 2000.  The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market.  The differences shown at year end of 2000 and 1999 between proceeds from the issuance of common stock and the amounts paid to repurchase common stock represent a timing difference in the receipt of proceeds and the subsequent repurchase of outstanding shares.  During the third quarter of 2001, the Board of Directors authorized management to repurchase 1,000,000 shares of the Company’s common stock.  The difference shown at the end of 2001 between proceeds from the issuance of common stock and the amounts paid to repurchase common stock is primarily due to the repurchase of stock under the discretionary plan authorized by the Board of Directors in September 2001.  The repurchase of all 1,000,000 shares was completed on October 11, 2001 at an average price of $45.12 per share.  In November 2001, the Board of Directors expanded the Company’s Discretionary Stock Repurchase Program to allow for the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 50,000,000 shares of common stock.  As of December 31, 2001, no shares had been repurchased under the amended discretionary plan.

At December 31, 2001, working capital was $237 million, including cash and short-term investments of $219 million. The Company had no long-term debt at December 31, 2001.  While the nature of its business does not require an extensive investment in property and equipment, the Company cannot eliminate the possibility that it could acquire an equity interest in property in certain geographic locations.  The Company currently expects to spend approximately $40 million on property and equipment in 2002.  In addition to normal capital expenditures for leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures, this total includes estimates for a building project in Egypt.  The Company expects to finance capital expenditures in 2002, with cash.

The Company borrows internationally under unsecured bank lines of credit.  The international bank lines of credit totaled $9.4 million.  In addition, the Company maintains a bank facility with its U.K. bank for $7.3 million.  At December 31, 2001, the Company was directly liable for $1.7 million drawn on these lines of credit and was contingently liable for an additional $28.6 million from standby letters of credit and guarantees related to these lines of credit and other obligations.

At December 31, 2001, the Company's contractual obligations and other commitments are as follows:

		Payments Due by Period
In thousands	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual Obligations

Operating Leases	$78,308	26,422	33,274	11,463	7,149
Unconditional Purchase Obligations	518	518	—	—	—
Other Obligations (See Note 6.C.)	5,100	5,100	—	—	—
Total Contractual Cash Obligations	$83,926	32,040	33,274	11,463	7,149

		Amount of Commitment Expiration Per Period
In thousands	Total amounts committed	Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years

Other Commitments

Lines of Credit	$9,396	9,396	—	—	—
Credit Facility	7,294	7,294	—	—	—
Standby Letters of Credit	26,563	26,483	80	—	—
Guarantees	2,051	—	—	—	2,051
Total Commitments	$45,304	43,173	80	—	2,051

The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises.  As of December 31, 2001, the Company had repurchased and retired 2,346,196 shares of common stock at an average price of $20.82 per share over the period from 1994 through 2001.

The Company also has a Discretionary Stock Repurchase Plan under which it retired 1,000,000 shares of common stock as of October 11, 2001, at an average price of $45.12 per share.  In November 2001, this plan was expanded to allow for the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 50,000,000 shares of common stock.  As of December 31, 2001, no shares had been repurchased under the amended discretionary plan.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls.  At December 31, 2001, cash and cash equivalent balances of $96 million were held by the Company’s non-U.S. subsidiaries, of which $35 million was held in banks in the United States.  In addition, certain undistributed earnings of the Company’s subsidiaries accumulated through December 31, 1992 would, under most circumstances, be subject to some additional United States income tax if distributed to the Company.  The Company has not provided for this additional tax because the Company intends to reinvest such earnings to fund the expansion of its foreign activities, or to distribute them in a manner in which no significant additional taxes would be incurred.

Impact of Inflation

To date, the Company’s business has not been adversely affected by inflation, nor has the Company experienced significant difficulty in passing carrier rate increases on to its customers by means of price increases.  Direct carrier rate increases could occur over the short- to medium-term period.  Due to the high degree of competition in the market place, these rate increases might lead to an erosion in the Company’s margins.  However, as the Company is not required to purchase or maintain extensive property and equipment and has not otherwise incurred substantial interest rate-sensitive indebtedness, the Company currently has no direct exposure to increased costs resulting from increases in interest rates.

The forward-looking statements contained in this document involve a number of risks and uncertainties.  Factors that could cause actual results to differ materially from these statements include, but are not limited to: risks associated with foreign operations, elimination of intercompany transactions, matching of expenses with the associated revenue, seasonality, shifts in consumer demand, the effect that the implementation of the Euro as the primary currency of 12 member states of the European Union might have on the global economy and the Company’s international and domestic customers, other accounting estimates and other risk factors disclosed from time to time in the Company’s public reports.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% weakening of the U.S. Dollar, throughout the year ended December 31, 2001, would have had the effect of raising operating income approximately $9.8 million.  An average 10% strengthening of the U.S. Dollar, for the same period, would have the effect of reducing operating income approximately $8 million.

The Company has approximately $10 million of intercompany transactions unsettled at any one point in time.  The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely around the world.  Any such hedging activity throughout the year ended December 31, 2001, was insignificant.  The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings.  The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At December 31, 2001, the Company had cash and cash equivalents and short-term investments of  $218.7 million and short-term borrowings of $1.7 million, all subject to variable short-term interest rates.  A hypothetical change in the interest rate of 10% would have an insignificant impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure between 2000 and 2001.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed on the pages listed below, as part of Part II, Item 8 of this report.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to information under the caption “Proposal 1 - Election of Directors” and to the information under the caption “Section 16(a) Reporting Delinquencies” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 8, 2002.  See also Part I - Item 1 - Executive Officers of the Registrant.

ITEM 11 — EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to information under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 8, 2002.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to information under the captions “Principal Holders of Voting Securities” and “Proposal 1 - Election of Directors” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 8, 2002.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to information under the caption “Executive Compensation” and “Certain Transactions” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 8, 2002.

PART IV

ITEM 14 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

3.	EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

        The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)	Form of Employment Agreement executed by the Company’s Chairman and Chief Executive Officer. See Exhibit 10.23.

(2)	Form of Employment Agreement executed by the Company’s President and Chief Operating Officer and certain of the Company’s executive officers. See Exhibit 10.24.

(3)	The Company’s Amended 1985 Stock Option Plan. See Exhibit 10.4.

(4)	Form of Stock Option Agreement used in connection with options granted under the Company’s Amended 1985 Stock Option Plan. See Exhibit 10.5.

(5)	The Company’s Restated and Amended 1988 Employee Stock Purchase Plan. See Exhibit 10.20.

(6)	Form of Stock Purchase Agreement used in connection with options granted under the Company’s Restated and Amended 1988 Employee Stock Purchase Plan. See Exhibit 10.7.

(7)	The Company’s Amended 1993 Directors’ Non-Qualified Stock Option Plan. See Exhibit 10.39.

(8)	Form of Stock Option Agreement used in connection with options granted under the Company’s 1993 Directors’ Non-Qualified Stock Option Plan. See Exhibit 10.9.

(9)	The Company’s Amended 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.40.

(10)	Form of Stock Option Agreement used in connection with Non-Qualified options granted under the Company’s 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.30.

(11)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.31.

(12)	The Company’s 1997 Executive Incentive Compensation Plan. See Exhibit 10.32.

(13)	Form of Executive Incentive Compensation Plan Award Certification used in connection with the awards granted under the Company’s 1997 Executive Incentive Compensation Plan. See Exhibit 10.33.

(14)

Form of Executive Incentive Compensation Plan Award Agreement used in connection with establishing the terms and conditions of an award under the Company’s 1997 Executive Incentive Compensation Plan.  See Exhibit 10.34.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report on Form 10-K.

(c) EXHIBITS

Exhibit
Number	Exhibit

3.1

The Company’s Restated Articles of Incorporation and the Articles of Amendment thereto dated
December 9, 1993.  (Incorporated by reference to Exhibit 3.1 to Form 10-K, filed on or about
 March 31, 1995.)

3.1.1	Articles of Amendment to the Restated Articles of Incorporation dated November 12, 1996. (Incorporated by reference to Exhibit 3.1.1 to Form 10-K, filed on or about March 31, 1997.)

3.2	The Company’s Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to Form 10-K, filed on or about March 28, 1994.)

10.4	The Company’s Amended 1985 Stock Option Plan. (Incorporated by reference to Exhibit 10.14 to Form 10-K, filed on or about March 28, 1991.)

10.5

Form of Stock Option Agreement used in connection with options granted under the Company’s
Amended 1985 Stock Option Plan.  (Incorporated by reference to Exhibit 10.15 to Form 10-K, filed on or about March 28, 1991.)

10.7

Form of Stock Purchase Agreement used in connection with options granted under the
Company’s Restated and Amended 1988 Employee Stock Purchase Plan.  (Incorporated by
reference to Exhibit 10.36 to Form 10-K, filed on or about March 28, 1989.)

10.9

Form of Stock Option Agreement used in connection with options granted under the Company’s
1993 Directors’ Non-Qualified Stock Option Plan.  (Incorporated by reference to Exhibit 10.9 to
Form 10-K, filed on or about March 28, 1994.)

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

10.20	The Company’s Restated and Amended 1988 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-81460, filed on July 12, 1994.)

10.23

Form of Employment Agreement executed by the Company’s Chairman and Chief Executive
Officer dated November 2, 1994.  (Incorporated by reference to Exhibit 10.23 to Form 10-K, filed on or about March 31, 1995.)

10.24

Form of Employment Agreement executed by the Company’s President and Chief Operating
Officer and certain of the Company’s executive officers dated November 2, 1994. (Incorporated by reference to Exhibit 10.24 to Form 10-K, filed on or about March 31, 1995.)

10.30

Form of Stock Option Agreement used in connection with Non-Qualified options granted under the Company’s 1997 Non-Qualified and Incentive Stock Option Plan.  (Incorporated by
reference to Exhibit 10.30 to Form 10-K, filed on or about March 31, 1998.)

10.31

Form of Stock Option Agreement used in connection with Incentive options granted under the
Company’s 1997 Non-Qualified and Incentive Stock Option Plan.  (Incorporated by reference to
Exhibit 10.31 to Form 10-K, filed on or about March 31, 1998.)

10.32

The Company’s 1997 Executive Incentive Compensation Plan.  (Incorporated by reference to
Appendix B of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement
pursuant to Regulation 14A filed on or about March 24, 1997.)

10.33

Form of Executive Incentive Compensation Plan Award Certification used in connection with the awards granted under the Company’s 1997 Executive Incentive Compensation Plan.
(Incorporated by reference to Exhibit 10.33 to Form 10-K, filed on or about March 31, 1998.)

10.34

Form of Executive Incentive Compensation Plan Award Agreement used in connection with establishing the terms and conditions of an award under the Company’s 1997 Executive
Incentive Compensation Plan.  (Incorporated by reference to Exhibit 10.34 to Form 10-K, filed on or about March 31, 1998.)

10.39

The Company’s Amended 1993 Directors’ Non-Qualified Stock Option Plan.  (Incorporated by
reference to Appendix B of the Company’s Notice of Annual Meeting of Shareholders and
Proxy Statement pursuant to Regulation 14A filed on or about March 28, 2001.)

10.40

The Company’s Amended 1997 Non-Qualified and Incentive Stock Option Plan.  (Incorporated
by reference to Appendix C of the Company’s Notice of Annual Meeting of Shareholders and
Proxy Statement pursuant to Regulation 14A filed on or about March 28, 2001.)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Certified Public Accountants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2002.

EXPEDITORS INTERNATIONAL OF
WASHINGTON, INC.

	By:	/s/ R. JORDAN GATES
R. Jordan Gates
Executive Vice President-Chief Financial Officer
and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2002.

Signature	Title

/s/ Peter J. Rose	Chairman of the Board and Chief Executive Officer
(Peter J. Rose)	(Principal Executive Officer) and Director

/s/ R. Jordan Gates	Executive Vice President-Chief Financial Officer and Treasurer
(R. Jordan Gates)	(Principal Financial and Accounting Officer) and Director

/s/ James Li Kou Wang	President-Asia and Director
(James Li Kou Wang)

/s/ James J. Casey	Director
(James J. Casey)

/s/ Dan P. Kourkoumelis	Director
(Dan P. Kourkoumelis)

/s/ John W. Meisenbach	Director
(John W. Meisenbach)

/s/ Michael J. Malone	Director
(Michael J. Malone)

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

______

CONSOLIDATED FINANCIAL STATEMENTS

COMPRISING ITEM 8

ANNUAL REPORT ON FORM 10-K

TO SECURITIES AND EXCHANGE COMMISSION FOR THE

YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

Independent Auditors’ Report

The Board of Directors and Shareholders

Expeditors International of Washington, Inc.:

We have audited the consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries as listed in the accompanying index.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Expeditors International of Washington, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Seattle, Washington
March 1, 2002

Consolidated Balance Sheets

In thousands except share data December 31,

	2001	2000
Current Assets:
Cash and cash equivalents	$218,677	$169,005
Short-term investments	57	1,884
Accounts receivable, less allowance for doubtful accounts of $10,410 in 2001 and $11,825 in 2000	283,414	347,114
Other	9,109	4,782
Total current assets	511,257	522,785

Property and Equipment:
Buildings and leasehold improvements	89,179	77,726
Furniture, fixtures, and equipment	111,585	92,277
Vehicles	3,685	4,669
	204,449	174,672

Less accumulated depreciation and amortization	100,611	83,640
	103,838	91,032
Land	20,007	15,615
Net property and equipment	123,845	106,647
Deferred Federal and state income taxes	12,156	8,830
Other assets, net	41,179	23,478
	$688,437	$661,740
Current Liabilities:
Short-term debt	$1,706	$4,671
Accounts payable	195,826	229,534
Accrued expenses, primarily salaries and related costs	59,843	42,801
Deferred Federal and state income taxes	7,651	5,699
Federal, state, and foreign income taxes	8,788	17,251
Total current liabilities	273,814	299,956

Shareholders’ Equity:
Preferred stock,
par value $.01 per share
Authorized 2,000,000 shares; none issued	—	—
Common stock,
par value $.01 per share Authorized 160,000,000 shares; issued and outstanding 51,611,854 shares at December 31, 2001 and 51,451,163 shares at December 31, 2000	516	515
Additional paid-in capital	16,104	37,386
Retained earnings	411,992	333,049
Accumulated other comprehensive loss	(13,989)	(9,166)

Total shareholders’ equity	414,623	361,784

Commitments and contingencies
	$688,437	$661,740

See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings

In thousands except share data

Years ended December 31,

	2001	2000	1999
Revenues:
Airfreight	$930,998	1,014,375	916,832
Ocean freight and ocean services	508,482	472,853	356,205
Customs brokerage and import services	213,153	207,953	171,538

Total revenues	1,652,633	1,695,181	1,444,575

Operating Expenses:
Airfreight consolidation	676,496	788,947	733,065
Ocean freight consolidation	369,601	357,879	269,024
Salaries and related costs	325,545	290,581	240,740
Rent and occupancy costs	36,294	29,253	26,389
Depreciation and amortization	23,544	22,481	20,819
Selling and promotion	20,163	20,231	16,896
Other	54,973	58,285	44,319
Total operating expenses	1,506,616	1,567,657	1,351,252
Operating income	146,017	127,524	93,323

Other Income (Expense):
Interest income	9,201	6,327	2,253
Interest expense	(521)	(432)	(1,070)
Other, net	(403)	(71)	139
Other income, net	8,277	5,824	1,322

Earnings before income taxes	154,294	133,348	94,645
Income tax expense	57,051	50,313	35,470
Net earnings	$97,243	83,035	59,175

Basic earnings per share	$1.87	1.62	1.18
Diluted earnings per share	$1.77	1.52	1.10
Weighted average basic shares outstanding	52,079,752	51,152,620	50,137,045
Weighted average diluted shares outstanding	54,870,670	54,679,018	53,827,817

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

and Comprehensive Income

In thousands except share data

Years ended December 31, 2001, 2000 and 1999

	Common stock				Accumulated
			Additional		other
			paid–in	Retained	comprehensive
	Shares	Par Value	capital	earnings	loss	Total
Balance at December 31, 1998	49,363,682	$494	17,273	203,050	(3,619)	217,198

Exercise of stock options	1,323,405	13	4,572	—	—	4,585
Issuance of shares under stock purchase plan	251,391	3	4,139	—	—	4,142
Shares repurchased under provisions of stock repurchase plan	(294,071)	(3)	(8,989)	—	—	(8,992)
Tax benefits from employee stock plans	—	—	12,734	—	—	12,734
Comprehensive income
Net earnings	—	—	—	59,175	—	59,175
Foreign currency translation adjustments, net of deferred tax credit of $770	—	—	—	—	(1,430)	(1,430)
Total comprehensive income	—	—	—	—	—	57,745
Dividends paid ($.10 per share)	—	—	—	(5,027)	—	(5,027)
Balance at December 31, 1999	50,644,407	$507	29,729	257,198	(5,049)	282,385

Exercise of stock options	855,805	9	4,833	—	—	4,842
Issuance of shares under stock purchase plan	204,018	2	5,397	—	—	5,399
Shares repurchased under provisions of stock repurchase plan	(253,067)	(3)	(11,499)	—	—	(11,502)
Tax benefits from employee stock plans	—	—	8,926	—	—	8,926
Comprehensive income
Net earnings	—	—	—	83,035	—	83,035
Foreign currency translation adjustments, net of deferred tax credit of $2,217	—	—	—	—	(4,117)	(4,117)
Total comprehensive income	—	—	—	—	—	78,918
Dividends paid ($.14 per share)	—	—	—	(7,184)	—	(7,184)
Balance at December 31, 2000	51,451,163	$515	37,386	333,049	(9,166)	361,784

Exercise of stock options	1,274,413	12	8,075	—	—	8,087
Issuance of shares under stock purchase plan	170,914	2	7,190	—	—	7,192
Shares repurchased under provisions of stock repurchase plans	(1,284,636)	(13)	(52,410)	(7,891)	—	(60,314)
Tax benefits from employee stock plans	—	—	15,863	—	—	15,863
Comprehensive income
Net earnings	—	—	—	97,243	—	97,243
Foreign currency translation adjustments, net of deferred tax credit of $2,597	—	—	—	—	(4,823)	(4,823)
Total comprehensive income	—	—	—	—	—	92,420
Dividends paid ($.20 per share)	—	—	—	(10,409)	—	(10,409)
Balance at December 31, 2001	51,611,854	$516	16,104	411,992	(13,989)	414,623

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

In thousands

Years ended December 31,

	2001	2000	1999
Operating Activities:
Net earnings	$97,243	83,035	59,175
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	297	4,043	2,966
Depreciation and amortization	23,544	22,481	20,819
Deferred income tax expense	2,377	1,203	3,433
Tax benefits from employee stock plans	15,863	8,926	12,734
Amortization of cost in excess of net assets of acquired businesses	1,074	920	748
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	64,772	(34,399)	(81,316)
Increase (decrease) in accounts payable, accrued expenses and taxes payable	(32,774)	57,805	41,646
Other	(4,782)	10,444	(6,894)
Net cash provided by operating activities	167,614	154,458	53,311

Investing Activities:
Decrease (increase) in short-term investments	1,698	(818)	(750)
Purchase of property and equipment	(37,382)	(25,582)	(26,582)
Cash paid for note receivable secured by real estate	(10,208)	—	—
Other	(6,965)	(3,081)	(4,381)

Net cash used in investing activities	(52,857)	(29,481)	(31,713)

Financing Activities:
Borrowings (repayments) of short-term debt, net	(2,632)	(14,501)	7,328
Proceeds from issuance of common stock	15,279	10,241	8,727
Repurchases of common stock	(60,314)	(11,502)	(8,992)
Dividends paid	(10,409)	(7,184)	(5,027)
Net cash (used in) provided by financing activities	(58,076)	(22,946)	2,036

Effect of exchange rate changes on cash	(7,009)	(4,209)	(1,880)
Increase in cash and cash equivalents	49,672	97,822	21,754
Cash and cash equivalents at beginning of year	169,005	71,183	49,429
Cash and cash equivalents at end of year	$218,677	169,005	71,183

Interest and Taxes Paid:
Interest	$524	208	989
Income taxes	41,825	19,442	19,345

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.            Basis of Presentation

Expeditors International of Washington, Inc. (“the Company”) is a global logistics company operating through a worldwide network of offices, international service centers and exclusive or non-exclusive agents. The Company’s customers include retailing and wholesaling, electronics, and manufacturing companies around the world.  The Company grants credit upon approval to customers.

International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, and United States and foreign laws and policies relating to tariffs, trade restrictions, foreign investments and taxation.  Periodically, governments consider a variety of changes to current tariffs and trade restrictions.  The Company cannot predict which, if any, of these proposals may be adopted, nor can the Company predict the effects adoption of any such proposal will have on the Company’s business.  Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises.  In addition to being affected by governmental policies concerning international trade, the Company’s business may also be affected by political developments and changes in government personnel or policies in the nations in which it does business.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  In addition, the accounts of exclusive agents have been consolidated in those circumstances where the Company maintains unilateral control over the agents’ assets and operations, notwithstanding a lack of technical majority ownership of the agents’ common stock.

All significant intercompany accounts and transactions have been eliminated in consolidation.

All dollar amounts in the notes are presented in thousands except for share data.

B.            Short–term Investments

Short–term investments are designated as available-for-sale and cost approximates market at December 31, 2001 and 2000.

C.            Long-Lived Assets, Depreciation and Amortization

Property and equipment are recorded at cost and are depreciated or amortized on the straight-line method over the shorter of the assets’ estimated useful lives or lease terms. Useful lives for major categories of property and equipment are as follows:

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of,” long-lived assets (property and equipment) and certain intangible assets (excess costs over the fair value of the net assets of acquired businesses) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-term assets is measured by a comparison of the carrying amount of such assets against the undiscounted future cash flows expected to be generated by the assets.  If such assets are determined to be impaired, the impairment to be recognized is measured as the amount by which the assets’ carrying amounts exceeds the assets’ discounted future cash flows.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” effective July 1, 2001, and SFAS No. 142, “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001. Under the new rules, purchased goodwill and intangible assets with indefinite useful lives will no longer be amortized but will be subject to annual impairment tests in accordance with the provisions of the statements. Intangible assets with estimable useful lives will continue to be amortized over their respective useful lives, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of”.  The Company will apply the new rules on accounting for goodwill and intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the statement is not expected to have a material effect on the Company’s financial statements. The Company performed the required impairment tests of goodwill as of January 1, 2002 and determined there is no impact on the earnings and financial position of the Company.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or development and/or normal use of the asset. The Company is required and plans to adopt the provisions of SFAS No. 143 beginning in the first quarter of 2003.

In October 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While this standard supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, it retains many of the fundamental provisions of that standard. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The Company is required and plans to adopt the provisions of SFAS No. 144 beginning in the first quarter of 2002.

Management does not anticipate that adoption of SFAS No. 143 and No. 144 will result in a significant impact on the Company’s consolidated financial condition or results of operations.

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

E.             Income Taxes

Income taxes are accounted for under the asset and liability method of accounting.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, the tax effect of loss carryforwards and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

G.            Foreign Currency

Foreign currency amounts attributable to foreign operations have been translated into U.S. Dollars using year-end exchange rates for assets and liabilities, historical rates for equity, and average annual rates for revenues and expenses.  Unrealized gains or losses arising from fluctuations in the year-end exchange rates are generally recorded as components of other comprehensive income as adjustments from foreign currency translation.  Currency fluctuations are a normal operating factor in the conduct of the Company’s business and exchange transaction gains and losses are generally included in freight consolidation expenses.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” established accounting standards for derivative and hedging transactions. The Statement became effective for fiscal years beginning after June 15, 2000.  Adoption of this standard by the Company on January 1, 2001, had no material impact on the Company’s consolidated financial statements.  The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure.  Accordingly, the Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world.  Such hedging activity during 2001, 2000 and 1999 was insignificant.  Net foreign currency loss realized during 2001 was $366.  Net foreign currency gains realized during 2000 and 1999 were $309 and $196, respectively.

H.            Cash Equivalents

All highly liquid investments with a maturity of three months or less at date of purchase are considered to be cash equivalents.

I.              Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles in the United States, are excluded from net income.  For the Company, these consist of foreign currency translation gains and losses, net of related income tax effects.

J.                                        Segment Reporting

The Company is organized functionally in geographic operating segments.  Accordingly, management focuses its attention on revenues, net revenues, operating income, identifiable assets, capital expenditures, depreciation and amortization and equity generated in each of these geographical areas when evaluating effectiveness of geographic management.  The Company charges its subsidiaries and affiliates for services rendered in the United States on a cost recovery basis.  Transactions among the Company’s various offices are conducted using the same arms-length pricing methodologies the Company uses when its offices transact business with independent agents.

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

L.             Reclassification

Certain prior year amounts have been reclassified to conform with the 2001 presentation.

NOTE 2. CREDIT ARRANGEMENTS

The majority of the Company’s foreign subsidiaries maintain bank lines of credit for short-term working capital purposes.  These credit lines are supported by standby letters of credit issued by a United States bank, or guarantees issued by the Company to the foreign banks issuing the credit line.  Lines of credit totaling $9,396 and $11,054 at December 31, 2001 and 2000, respectively, bear interest at .5% to 1.5% over the foreign banks’ equivalent prime rates.  At December 31, 2001 and 2000, the Company was liable for $1,706 and $4,671, respectively, of borrowings under these lines, and at December 31, 2001 was contingently liable for approximately $28,614 under outstanding standby letters of credit and guarantees related to these lines of credit and other obligations.

In addition, at December 31, 2001 the Company had a $7,294 credit facility with a United Kingdom bank (U.K. facility), secured by a corporate guarantee.  The Company was contingently liable under the U.K. facility at December 31, 2001 for $7,294 used to secure customs bonds issued by foreign governments.

At December 31, 2001, the Company was in compliance with all restrictive covenants of these credit lines and the associated credit facilities, including maintenance of certain minimum asset, working capital and equity balances and ratios.

NOTE 3. INCOME TAXES

Income tax expense for 2001, 2000 and 1999 includes the following components:

	Federal	State	Foreign	Total
2001
Current	$9,921	2,806	26,084	38,811
Deferred	16,511	1,729	—	18,240
	$26,432	4,535	26,084	57,051
2000
Current	$9,717	2,802	27,665	40,184
Deferred	7,975	2,154	—	10,129
	$17,692	4,956	27,665	50,313
1999
Current	$3,823	1,331	14,149	19,303
Deferred	14,098	2,069	—	16,167
	$17,921	3,400	14,149	35,470

Income tax expense differs from amounts computed by applying the U.S. Federal income tax rate of 35% to earnings before income taxes as a result of the following:

	2001	2000	1999
Computed “expected” tax expense	$54,003	46,672	33,126
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of Federal income tax benefit	2,948	3,221	2,210
Decrease in valuation allowance for deferred tax assets	(7)	(68)	(147)
Other, net	107	488	281
	$57,051	50,313	35,470

The components of earnings before income taxes are as follows:

	2001	2000	1999
United States	$46,684	34,176	30,403
Foreign	107,610	99,172	64,242
	$154,294	133,348	94,645

The tax effects of temporary differences, tax credits and operating loss carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are as follows:

Years ended December 31,	2001	2000
Deferred tax assets:
Foreign tax credits related to unremitted foreign earnings	$49,957	43,596
Accrued intercompany and third party charges, deductible for taxes upon economic performance (i.e. actual payment)	2,867	3,274
Foreign currency translation adjustment	7,766	5,169
Provision for doubtful accounts receivable	2,115	2,371
Excess of financial statement over tax depreciation	3,826	3,150
Other	1,112	1,129
Total gross deferred tax assets	67,643	58,689
Less valuation allowance	(1)	(8)
	67,642	58,681

Deferred tax liabilities:
Unremitted foreign earnings	(55,887)	(50,476)
Other	(7,250)	(5,074)

Total gross deferred tax liabilities	$(63,137)	(55,550)
Net deferred tax assets	$4,505	3,131
Plus current deferred tax liabilities	$7,651	5,699
Noncurrent deferred tax assets	$12,156	8,830

At December 31, 2001, the Company has net operating loss carryforwards for foreign income tax purposes of $4 which are available over an indefinite period to offset future foreign taxable income.

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

NOTE 4. SHAREHOLDERS’ EQUITY

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

B.            Stock Repurchase Plans

The Company has a Non-Discretionary Stock Repurchase Plan under which management is authorized to repurchase up to 5,000,000 shares of the Company’s common stock in the open market with the proceeds received from the exercise of Employee and Director Stock Options.  As of December 31, 2001, the Company had repurchased and retired 2,346,196 shares of common stock at an average price of $20.82 per share over the period from 1994 through 2001.

In September 2001, the Board of Directors approved a Discretionary Stock Repurchase Plan to repurchase and retire 1,000,000 shares of common stock.  As of October 11, 2001, all 1,000,000 shares had been repurchased and retired under the plan at an average price of $45.12 per share.  In November 2001, the Board of Directors expanded the Company’s Discretionary Stock Repurchase Plan to allow for the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 50,000,000 shares of common stock.  As of December 31, 2001, no shares had been repurchased under the amended discretionary plan.

C.            Stock Option Plans

The Company has two stock option plans (the “1985 Plan” and the “1997 Plan”) for employees under which the Board of Directors may grant officers and key employees options to purchase common stock at prices equal to or greater than market value on the date of grant.  The 1985 Plan provides for non-qualified grants at exercise prices equal to or greater than the market value on the date of grant. Outstanding options generally vest and become exercisable over periods up to five years from the date of grant and expire no more than 10 years from the date of grant. The 1997 Plan provides for qualified and non-qualified grants of options to purchase shares, limited to not more than 100,000 per person per year.  Grants less than or equal to 20,000 shares in any fiscal year, are granted at or above common stock prices on the date of grant.  Any 1997 Plan grants in excess of the initial 20,000 shares granted per person per year (“Excess Grants”) require an exercise price of not less than 120% of the common stock price on the date of grant.  Excess Grants expire no later than 5 years from the date of grant.  Excess Grants under the 1997 Plan vested completely, 3 years from the date of grant.

The Company also has a stock option plan (“Directors’ Plan”) under which non-employee directors elected at each annual meeting are granted non-qualified options to purchase 8,000 shares of common stock on the first business day of the month following the meeting.

Upon the exercise of non-qualified stock options, the Company derives a tax deduction measured by the excess of the market value over the option price at the date of exercise.  The related tax benefit is credited to additional paid-in capital.

Details regarding the plans are as follows:

	Unoptioned Shares			Outstanding Options
	1985 Plan	1997 Plan	Directors’ Plan	Number of shares	Weighted average price per share
Balance at December 31, 1998	244,478	2,404,600	80,000	6,197,110	$8.49
Options granted	(100,000)	(908,900)	(24,000)	1,032,900	$31.98
Options exercised	—	—	—	(1,323,405)	$3.47
Options canceled	43,750	138,000	—	(181,750)	$20.04
Balance at December 31, 1999	188,228	1,633,700	56,000	5,724,855	$13.47

Options granted	(95,000)	(781,250)	(32,000)	908,250	$38.07
Options exercised	—	—	—	(855,805)	$5.66
Options canceled	68,500	136,925	—	(205,425)	$23.73
Balance at December 31, 2000	161,728	989,375	24,000	5,571,875	$18.30

Options authorized	—	2,500,000	200,000	—	—
Options granted	(110,000)	(1,030,400)	(32,000)	1,172,400	$50.10
Options exercised	—	—	—	(1,274,413)	$6.35
Options canceled	—	135,600	—	(135,600)	$33.27
Balance at December 31, 2001	51,728	2,594,575	192,000	5,334,262	$27.77

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option and its employee stock purchase rights plans.  Accordingly, no compensation cost has been recognized for its fixed stock option or employee stock purchase rights plans.  Had compensation cost for the Company’s three stock based compensation and employee stock purchase rights plans been determined consistent with SFAS No. 123, the Company’s net earnings, basic earnings per share and diluted earnings per share would have been decreased to the pro forma amounts indicated below:

	2001	2000	1999
Net earnings – as reported	$97,243	83,035	59,175
Net earnings – pro forma	$83,783	73,258	51,811

Basic earnings per share — as reported	$1.87	1.62	1.18
Basic earnings per share — pro forma	$1.63	1.44	1.05

Diluted earnings per share — as reported	$1.77	1.52	1.10
Diluted earnings per share — pro forma	$1.55	1.34	.97

The fair value of each option grant is estimated on the date of grant using the Black–Scholes option pricing model with the following assumptions used for grants:

	2001	2000	1999
Dividend yield	.38%	.48%	.23%
Volatility	51%	51%	47%
Risk–free interest rates	3.6 — 5.4%	5.1 — 6.4%	5.1 — 5.9%
Expected life (years) — stock option plans	5.2 — 8.5	5.6	5.5 - 7
Expected life (years) — stock purchase rights plan	1	1	1
Weighted average fair value of stock options granted during the year	$25.36	$19.61	$17.55
Weighted average fair value of stock purchase rights	$17.57	$17.90	$10.39

The following table summarizes information about fixed–price stock options outstanding at December 31, 2001:

Range of exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$3.19 — 7.75	1,156,115	3 years	$5.42	1,156,115	$5.42
$12.54 — 21.94	1,286,797	5.5 years	$18.12	755,847	$17.07
$27.50 — 32.09	888,300	7.3 years	$32.00	16,000	$29.25
$37.90 — 47.50	850,200	8.3 years	$38.05	32,000	$41.38
$47.90 — 63.85	1,152,850	9.3 years	$50.11	32,000	$63.85
$3.19 — 63.85	5,334,262	6.5 years	$27.77	1,991,962	$11.55

D.                                    Basic and Diluted Earnings Per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share in 2001, 2000 and 1999.

	Net earnings	Weighted average shares	Earnings per share
2001

Basic earnings per share	$97,243	52,079,752	$1.87
Effect of dilutive potential common shares	—	2,790,918	—
Diluted earnings per share	$97,243	54,870,670	$1.77

2000

Basic earnings per share	$83,035	51,152,620	$1.62
Effect of dilutive potential common shares	—	3,526,398	—
Diluted earnings per share	$83,035	54,679,018	$1.52

1999

Basic earnings per share	$59,175	50,137,045	$1.18
Effect of dilutive potential common shares	—	3,690,772	—
Diluted earnings per share	$59,175	53,827,817	$1.10

E.             Stock Purchase Plan

The Company’s 1988 Employee Stock Purchase Plan provides for 2,800,000 shares of the Company’s common stock to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year.  The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of (1) 85% of the fair market value of the Company’s stock on July 31 or (2) 85% of the fair market value of the Company’s stock on the preceding August 1.  At December 31, 2001, 2000 and 1999, an aggregate of 2,544,167 shares, 2,373,253 shares, and 2,169,235 shares, respectively, had been issued under the plan, and at December 31, 2001, $4,337 had been withheld in connection with the plan year ending July 31, 2002.

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, other than cash, consist primarily of cash equivalents, short-term investments, accounts receivable, short-term debt, accounts payable and accrued expenses, and stock purchase rights.  The fair values of these financial instruments, excluding stock purchase rights, approximate their carrying amounts based upon market interest rates or their short-term nature.  The fair value of the stock purchase rights, which have a carrying value of zero, has been determined using market prices for the related stock, and is approximately $610 as of December 31, 2001.

NOTE 6.  COMMITMENTS

A.            Leases

The Company occupies office and warehouse facilities under terms of operating leases expiring up to 2009.  Total rent expense for 2001, 2000 and 1999 was $24,323, $19,390 and $17,768, respectively.  At December 31, 2001, future minimum annual lease payments under all leases are as follows:

2002	$26,422
2003	19,983
2004	13,291
2005	7,979
2006	3,484
Thereafter	7,149
$78,308

B.            Employee Benefits

The Company has employee savings plans under which the Company provides a discretionary matching contribution.   In 2001, 2000, and 1999, the Company’s contributions under the plans were $2,937, $2,596, and $2,663, respectively.

C.            Other

At December 31, 2001, the Company had entered into an agreement to fund the completion of a third-party distribution center, for which the Company would be the exclusive tenant under a lease with a minimum term of 5 years and an option to renew for an additional 5 year period ending October 2011.  The Company had funded $10,200 of a total $15,300 commitment at December 31, 2001.  The Company’s requirement to pay the remainder of this commitment is contingent upon the performance of specific services on the part of the developer.

The amounts outstanding under this commitment will be accounted for as a long-term (10 year) note receivable, bearing interest at 6%.  The note provides for monthly interest-only payments until October 2011 when the outstanding balance is due.

NOTE 7.  CONTINGENCIES

The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s financial condition.

NOTE 8.  BUSINESS SEGMENT INFORMATION

Financial information regarding the Company’s 2001, 2000, and 1999 operations by geographic area are as follows:

	United States	Other North America	Far East	Europe	Australia/ New Zealand	Latin America	Middle East	Elimi-nations	Consoli- dated
2001
Revenues from
unaffiliated
customers	$413,706	41,830	862,435	226,309	13,554	20,974	73,825	—	1,652,633
Transfers between geographic areas	22,222	1,573	5,747	9,672	3,406	3,073	2,920	(48,613)	—
Total revenues	$435,928	43,403	868,182	235,981	16,960	24,047	76,745	(48,613)	1,652,633

Net revenues	$250,472	29,121	174,259	106,824	11,465	10,330	24,065	—	606,536
Operating income (loss)	$41,466	4,506	70,546	19,793	2,555	(197)	7,348	—	146,017
Identifiable assets at year end	$403,550	21,244	112,627	118,170	11,101	8,027	20,412	(6,694)	688,437
Capital expenditures	$12,194	1,486	2,717	17,009	654	1,087	2,235	—	37,382
Depreciation and amortization	$13,264	1,416	3,381	3,290	527	663	1,003	—	23,544
Equity	$414,623	5,303	96,664	31,031	8,369	334	7,971	(149,672)	414,623

2000
Revenues from
unaffiliated
customers	$434,136	35,315	922,057	210,294	13,740	14,060	65,579	—	1,695,181
Transfers between geographic areas	22,437	1,255	3,866	9,649	3,235	2,772	3,025	(46,239)	—
Total revenues	$456,573	36,570	925,923	219,943	16,975	16,832	68,604	(46,239)	1,695,181

Net revenues	$241,844	24,172	138,671	103,725	11,289	8,331	20,323	—	548,355
Operating income	$38,569	3,210	53,595	23,682	2,321	1,422	4,725	—	127,524
Identifiable assets at year end	$352,737	21,215	119,056	115,631	11,040	9,531	19,676	12,854	661,740
Capital expenditures	$13,075	1,925	3,591	3,876	550	1,037	1,528	—	25,582
Depreciation and amortization	$12,529	1,106	3,712	3,187	542	342	1,063	—	22,481
Equity	$361,784	4,582	98,713	31,371	7,117	897	5,997	(148,677)	361,784

1999
Revenues from
unaffiliated
customers	$358,454	21,407	821,977	175,794	12,995	8,224	45,724	—	1,444,575
Transfers between geographic areas	18,150	1,049	3,347	7,364	3,227	2,001	1,950	(37,088)	—
Total revenues	$376,604	22,456	825,324	183,158	16,222	10,225	47,674	(37,088)	1,444,575

Net revenues	$206,198	14,699	101,790	89,043	10,974	4,983	14,799	—	442,486
Operating income	$29,647	2,279	38,879	17,535	2,127	442	2,414	—	93,323
Identifiable assets at year end	$273,391	14,280	94,652	98,030	9,183	7,587	17,288	21,050	535,461
Capital expenditures	$14,109	1,347	3,740	3,733	693	272	2,688	—	26,582
Depreciation and amortization	$11,511	618	3,429	3,302	614	251	1,094	—	20,819
Equity	$282,385	2,814	81,956	24,888	6,558	(179)	2,931	(118,968)	282,385

The Company charges its subsidiaries and affiliates for services rendered in the United States on a cost recovery basis.

No single country outside the United States represented more than 10% of the Company’s total revenue in any period presented with the exception of Hong Kong which represented 12%, 14% and 19% and Taiwan which represented 12%, 13% and 13% in 2001, 2000 and 1999, respectively.  No single country outside of the United States represented more than 10% of the Company’s total identifiable assets in any period presented.

NOTE 9. QUARTERLY RESULTS (UNAUDITED)

	1st	2nd	3rd	4th
2001
Revenues	$405,281	390,679	427,088	429,585
Net revenues	145,686	147,767	157,819	155,264
Net earnings	21,158	21,599	27,369	27,117
Basic earnings per share	.41	.41	.52	.53
Diluted earnings per share	.38	.39	.50	.50

2000
Revenues	$349,044	404,496	475,363	466,278
Net revenues	115,472	128,114	151,325	153,444
Net earnings	13,356	18,099	25,642	25,938
Basic earnings per share	.26	.35	.50	.50
Diluted earnings per share	.25	.33	.47	.47

Net revenues are determined by deducting freight consolidation costs from total revenues.  The sum of quarterly per share data may not equal the per share total reported for the year.

SCHEDULE II

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Other	Deductions write-offs	Balance at end of year
(in thousands)
allowance for doubtful accounts receivable

2001	$11,825	$297	$—	$1,712	$10,410

2000	$10,266	$4,043	$—	$2,484	$11,825

1999	$8,198	$2,966	$—	$898	$10,266

S-1

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

ANNUAL REPORT

ON

FORM 10-K

FOR FISCAL YEAR ENDED

DECEMBER 31, 2001

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

EXHIBITS

INDEX TO EXHIBITS

Exhibit
Number	Description

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Certified Public Accountants.