Form 10-Q
period 2002-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2002-05-15
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒        No  ☐

                At May 8, 2002, the number of shares outstanding of the issuer’s Common Stock was 51,817,537.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2002	December 31, 2001
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$262,901	$218,677
Short-term investments	51	57
Accounts receivable, less allowance for doubtful accounts of $9,891 at March 31, 2002 and $10,410 at December 31, 2001	287,687	283,414
Other current assets	10,118	9,109

Total current assets	560,757	511,257

Property and equipment, less accumulated depreciation and amortization of $104,418 at March 31, 2002 and $100,611 at December 31, 2001	120,525	123,845
Deferred Federal and state income taxes	12,223	12,156
Other assets, net	41,072	41,179

	$734,577	$688,437

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term debt	2,062	1,706
Accounts payable	210,673	195,826
Accrued expenses, primarily salaries and related costs	58,308	59,843
Deferred Federal and state income taxes	11,623	7,651
Federal, state and foreign income taxes	9,979	8,788

Total current liabilities	292,645	273,814

Shareholders’ equity:
Preferred stock, par value $.01 per share.
Authorized 2,000,000 shares; none issued	—	—

Common stock, par value $.01 per share.
Authorized 160,000,000 shares; issued and outstanding 51,843,596 shares at March 31, 2002, and 51,611,854 shares at December 31, 2001	518	516
Additional paid-in capital	21,155	16,104
Retained earnings	434,222	411,992
Accumulated other comprehensive loss	(13,963)	(13,989)

Total shareholders’ equity	441,932	414,623

	$734,577	$688,437

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings
(In thousands, except share data)

(Unaudited)

	Three months ended March 31,
	2002	2001

Revenues:
Airfreight	$225,581	$245,160
Ocean freight and ocean services	145,388	133,597
Customs brokerage and import services	78,571	78,863

Total revenues	449,540	457,620

Operating expenses:
Airfreight consolidation	166,554	183,307
Ocean freight consolidation	109,729	103,150
Customs brokerage and import services	26,551	25,477
Salaries and related costs	80,829	79,531
Rent and occupancy costs	9,725	8,960
Depreciation and amortization	5,661	5,948
Selling and promotion	4,438	5,351
Other	13,407	14,896

Total operating expenses	416,894	426,620

Operating income	32,646	31,000

Interest expense	(66)	(145)
Interest income	1,444	2,634
Other, net	1,257	470

Other income, net	2,635	2,959

Earnings before income taxes	35,281	33,959
Income tax expense	13,051	12,801

Net earnings	$22,230	$21,158

Diluted earnings per share	$.41	$.38

Basic earnings per share	$.43	$.41

Weighted average diluted shares outstanding	54,420,429	55,146,494

Weighted average basic shares outstanding	51,690,556	51,744,591

See accompanying notes to condensed consolidated financial statements.

Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three months ended March 31,
	2002	2001
Operating activities:
Net earnings	$22,230	$21,158
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	(124)	978
Deferred income tax expense	4,070	8,124
Tax benefits from employee stock plans	3,008	11,396
Depreciation and amortization	5,661	5,948
Gain on sale of property and equipment	(1,478)	(31)
Other	250	361
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(3,951)	37,810
Increase in other current assets	(1,249)	(12,286)
Increase (decrease) in accounts payable and other current liabilities	15,233	(10,750)

Net cash provided by operating activities	43,650	62,708

Investing activities:
Decrease (increase) in short-term investments	(22)	1,578
Purchase of property and equipment	(4,833)	(8,482)
Proceeds from sale of property and equipment	3,526	110
Cash paid for note receivable secured by real estate	(296)	—
Other	75	(571)

Net cash used in investing activities	(1,550)	(7,365)

Financing activities:
Borrowings (repayments) of short-term debt, net	339	(960)
Proceeds from issuance of common stock	2,447	2,122
Repurchases of common stock	(402)	(214)

Net cash provided by financing activities	2,384	948

Effect of exchange rate changes on cash	(260)	(4,376)

Increase in cash and cash equivalents	44,224	51,915
Cash and cash equivalents at beginning of period	218,677	169,005
Cash and cash equivalents at end of period	$262,901	$220,920

Interest and taxes paid:
Interest	$65	$175
Income taxes	3,831	7,203

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

                The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Certain 2001 amounts have been reclassified to conform to the 2002 presentation. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about April 1, 2002.

Note 2.  Comprehensive Income

                Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income.  For the Company, these consist of foreign currency translation gains and losses, net of related income tax effects.

                The components of total comprehensive income for interim periods are presented in the following table:

	Three months ended March 31,
	2002	2001
(in thousands)

Net earnings	$22,230	$21,158

Foreign currency translation adjustments net of tax of: $(14) and $1,781	26	(3,307)

Total comprehensive income	$22,256	$17,851

Note 3.  Business Segment Information

                Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosure about Segments of an Enterprise and Related Information” establishes standards for the way that public companies report selected information about segments in their financial statements.

                The Company is organized functionally in geographic operating segments.  Accordingly, management focuses its attention on revenues, net revenues, operating income, identifiable assets, capital expenditures, depreciation and amortization and equity generated in each of these geographical areas when evaluating the effectiveness of geographic management.  The Company charges its subsidiaries and affiliates for services rendered in the United States on a cost recovery basis.  Transactions among the Company’s various offices are conducted using the same arms-length pricing methodologies the Company uses when its offices transact business with independent agents.

                Financial information regarding the Company’s operations by geographic area for the three months ended March 31, 2002 and 2001 are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	FAR EAST	EUROPE	AUSTRALIA / NEW ZEALAND	LATIN AMERICA	MIDDLE EAST	ELIMI-NATIONS	CONSOLI-DATED
Three months ended March 31, 2002:

Revenues from unaffiliated customers	$108,700	15,090	225,961	65,293	4,647	6,161	23,688	—	449,540
Transfers between geographic areas	5,363	470	1,412	2,226	902	778	600	(11,751)	—

Total revenues	$114,063	15,560	227,373	67,519	5,549	6,939	24,288	(11,751)	449,540

Net revenues	$62,507	8,555	40,200	23,872	3,137	2,537	5,898	—	146,706
Operating income	$9,533	1,408	17,020	2,230	669	165	1,621	—	32,646
Identifiable assets at quarter end	$423,411	34,246	117,894	119,133	10,962	8,473	24,510	(4,052)	734,577
Capital expenditures	$1,314	182	622	2,092	134	40	449	—	4,833
Depreciation and amortization	$3,189	374	688	875	111	164	260	—	5,661
Equity	$441,932	16,161	111,069	33,287	7,440	532	8,818	(177,307)	441,932

Three months ended March 31, 2001:

Revenues from unaffiliated customers	$126,557	12,918	218,737	67,909	3,951	5,395	22,153	—	457,620
Transfers between geographic areas	5,221	361	1,180	2,656	769	825	796	(11,808)	—

Total revenues	$131,778	13,279	219,917	70,565	4,720	6,220	22,949	(11,808)	457,620

Net revenues	$61,392	6,887	38,435	27,564	2,583	2,674	6,151	—	145,686
Operating income	$7,703	961	14,811	5,676	452	96	1,301	—	31,000
Identifiable assets at quarter end	$364,651	20,776	123,629	121,831	10,242	11,316	19,447	15,981	687,873
Capital expenditures	$4,289	452	848	1,251	275	594	773	—	8,482
Depreciation and amortization	$3,358	321	955	778	119	154	263	—	5,948
Equity	$392,938	4,991	115,617	33,136	6,491	820	6,422	(167,477)	392,938

Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

Note 4.  Basic and Diluted Earnings per Share

                The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share for the three months ended March 31, 2002 and 2001:

	Three months ended March 31,

(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2002

Basic earnings per share	$22,230	51,690,556	$.43
Effect of dilutive potential common shares	—	2,729,873	—

Diluted earnings per share	$22,230	54,420,429	$.41

2001

Basic earnings per share	$21,158	51,744,591	$.41
Effect of dilutive potential common shares	—	3,401,903	—

Diluted earnings per share	$21,158	55,146,494	$.38

Options to purchase 32,000 shares of common stock at $63.85 per share were outstanding during the first quarter of 2002, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.  The options, which expire June 1, 2011, were still outstanding at March 31, 2002.

Note 5.  New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” effective July 1, 2001, and SFAS No. 142, “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001. Under the new rules, purchased goodwill and intangible assets with indefinite useful lives will no longer be amortized but will be subject to annual impairment tests in accordance with the provisions of the statements. Intangible assets with estimable useful lives will continue to be amortized over their respective useful lives, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of”.  The Company applied the new rules on accounting for goodwill and intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the statement did not have a material effect on the Company’s financial statements. The Company performed the required impairment tests of goodwill as of January 1, 2002 and determined there is no impact on the earnings and financial position of the Company.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or development and/or normal use of the asset. The Company is required and plans to adopt the provisions of SFAS No. 143 beginning in the first quarter of 2003.  Management does not anticipate that adoption of SFAS No. 143 will result in a significant impact on the Company’s consolidated financial condition or results of operations.

In October 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While this standard supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, it retains many of the fundamental provisions of that standard. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The Company adopted the provisions of SFAS No. 144 beginning in the first quarter of 2002.  Adoption of SFAS No. 144 had no impact on the earnings and financial position of the Company.

In November 2001, the Emerging Issues Task Force (EITF) of the FASB issued staff announcement EITF D-103 “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred.”  This staff announcement clarified certain provisions of EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”, and among other things established when reimbursements are required to be shown gross as opposed to net.  EITF D-103 also directed that the new rules should be applied in financial reporting periods beginning after December 15, 2001.  Beginning in the first quarter of 2002, the Company has complied with the guidance in EITF D-103.  Prior to the adoption of EITF D-103, the Company recorded such reimbursements on a net basis.  The Company has reclassified amounts in the 2001 presentation to conform with the current presentation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES LITIGATION
                REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

                Certain portions of this report on Form 10-Q including the section entitled “Currency and Other Risk Factors” and “Liquidity and Capital Resources” contain forward-looking statements which must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements.  In addition to risk factors identified elsewhere in this report, attention should be given to the factors identified and discussed in the report on Form 10-K filed on or about April 1, 2002.

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

                A significant portion of the Company’s revenues are derived from customers in industries whose shipping patterns are tied closely to consumer demand, and from customers in industries whose shipping patterns are dependent upon just-in-time production schedules. Therefore, the timing of the Company’s revenues are, to a large degree, impacted by factors out of the Company’s control, such as shifting consumer demand for retail goods and/or manufacturing production delays. Additionally, many customers ship a significant portion of their goods at or near the end of a quarter, and therefore, the Company may not learn of a shortfall in revenues until late in a quarter.  To the extent that a shortfall in revenues or earnings was not expected by securities analysts, any such shortfall from levels predicted by securities analysts could have an immediate and adverse effect on the trading price of the Company’s stock.

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

In November 2001, the EITF of the FASB issued staff announcement EITF D-103 “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred.”  This staff announcement clarified certain provisions of EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”, and among other things established when reimbursements are required to be shown gross as opposed to net.  EITF D-103 also directed that the new rules should be applied in financial reporting periods beginning after December 15, 2001.  The clarifying rules now require the Company to henceforth report certain reimbursed incidental activities on a gross rather than net basis.  Beginning in the first quarter of 2002, the Company has complied with the guidance in EITF D-103.

The following schedule shows the financial statement impact of the adoption by comparing the net amounts published in the earnings press release of May 8, 2002 with the gross amounts reported in this 10-Q.   There is no impact on net revenue, nor is there any impact on operating income or net earnings as a result of this change.    Appropriate reclassifications have been made to prior years.

	For the three months ended
	(In thousands)
	March 31, 2002		March 31, 2001
	Net	Gross	Net	Gross

Revenues:

Airfreight	$215,511	225,581	235,834	245,160
Ocean freight and ocean services	125,440	145,388	116,061	133,597
Customs brokerage and import services	52,020	78,571	53,386	78,863

Total revenues	392,971	449,540	405,281	457,620

Costs:
Airfreight consolidation	156,484	166,554	173,981	183,307
Ocean freight consolidation	89,781	109,729	85,614	103,150
Customs brokerage and import services	—	26,551	—	25,477

Total costs	246,265	302,834	259,595	311,934

Net revenues	$146,706	146,706	145,686	145,686

Results of Operations

                The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three-month period ended March 31, 2002 and 2001, expressed as percentages of net revenues.  Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

                The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.

	Three months ended March 31,
	2002		2001
	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)

Net Revenues:
Airfreight	$59,027	40%	$61,853	42%
Ocean freight and ocean services	35,659	24	30,447	21
Customs brokerage and import services	52,020	36	53,386	37

Net revenues	146,706	100	145,686	100

Operating expenses:
Salaries and related costs	80,829	55	79,531	55
Other	33,231	23	35,155	24

Total operating expenses	114,060	78	114,686	79

Operating income	32,646	22	31,000	21
Other income, net	2,635	2	2,959	2

Earnings before income taxes	35,281	24	33,959	23
Income tax expense	13,051	9	12,801	9

Net earnings	$22,230	15%	$21,158	14%

                Airfreight net revenues decreased 5% for the three-month period ended March 31, 2002, as compared with the same period for 2001.  The decrease in airfreight net revenues was due primarily to a 12% decline in airfreight tonnages handled by the Company during the first quarter of 2002 as compared with the same period of 2001.  Management believes that the decline in freight tonnage handled by the Company is a result of the general slowing in the world economy, and does not reflect any loss of the Company’s market share.

                Ocean freight and ocean services net revenues increased 17% for the three-month period ended March 31, 2002, as compared with the same period for 2001.  The Company continued to aggressively market competitive ocean freight rates primarily on freight moving eastbound from the Far East. Management also has embarked on a strategy to improve market share on trade lanes other than eastbound from the Far East.  The ocean forwarding business and ECMS (Expeditors Cargo Management Systems), the Company’s ocean freight consolidation management and purchase order tracking service, were again instrumental in helping the Company to expand market share.

                Customs brokerage and import services net revenues decreased 3% for the three-month period ended March 31, 2002, as compared with the same period for 2001. Management estimates that the Company performs customs clearance services for approximately 70-75% of the freight that it carries.  The decrease in customs brokerage and import services is consistent with the lower volumes of airfreight noted above.

                Salaries and related costs increased 2% during the three-month period ended March 31, 2002 compared with the same period in 2001 as a result of (1) the Company’s increased, albeit limited, hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels.  Salaries and related costs as a percentage of net revenues remained constant for the three-month period ended March 31, 2002, as compared with the same period in 2001.  The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the Company’s historical growth in revenues, net revenues and net earnings for the three-month period ended March 31, 2002 and 2001 are a result of the incentives inherent in the Company’s compensation program.

                Other operating expenses decreased 5% for the three-month period ended March 31, 2002, as compared with the same period in 2001.  The decrease noted in the first quarter 2002, was primarily attributed to cost containment objectives implemented in the prior year.  The results of these cost containment measures were substantially lower costs for travel and entertainment, office and computer supplies and miscellaneous expense.  Bad debt expense was also significantly lower than the prior year’s first quarter.  This is a reflection of the success of the Company’s initiatives to improve working capital management. Other operating expenses as a percentage of net revenues decreased 1% for the three-month period ended March 31, 2002, as compared with the same period in 2001, as the Company leveraged net revenue increases over other operating expenses with a largely fixed or fixed-variable cost component.

                Other income, net, decreased for the three-month period ended March 31, 2002, as compared with the same period in 2001.  Due to lower interest rates on higher average cash balances and short-term investments during 2002, interest income decreased by $1,190.  This decrease was offset by the $1,447 gain on the sale of the Company’s former Dublin, Ireland facility.

                The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate during the three-month period ended March 31, 2002, decreased slightly from 37.7% to 37% as compared with the same period in 2001.

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

                The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. Dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents.  The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses.  Any such hedging activity during the three months ended March 31, 2002 and 2001 was insignificant.  For the three months ended March 31, 2002, the Company had approximately $159,000 in foreign exchange losses on a net basis.  In the same period of 2001, the Company had foreign currency gains of approximately $446,000 on a net basis.

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

                Office Openings - The Company did not open any offices during the first quarter of 2002.

                Internal Growth - Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year.   The table below presents “same store” comparisons for the first quarter of 2002 (which is the measure of any increase from the same period of 2001) and for the first quarter of 2001 (which measures growth over 2000).

	For the three months ended March 31,
	2002	2001

Net revenue	0%	22%
Operating income	5%	46%

Liquidity and Capital Resources

                The Company’s principal source of liquidity is cash generated from operating activities.  Net cash provided by operating activities for the three months ended March 31, 2002, was approximately $43.7 million, as compared with $62.7 million for the same period of 2001.  This $19 million decrease is principally due to a $4 million increase in accounts receivable offset by a $15.2 million increase in accounts payable during the three months ended March 31, 2002, as compared to a $37.8 million decrease in accounts receivable offset by a $10.8 million decrease in accounts payable for the same period in 2001.

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

                Cash used in investing activities for the three months ended March 31, 2002, was $1.6 million, as compared with $7.4 million during the same period of 2001.  The largest use of cash in investing activities is cash paid for capital expenditures.  In the first quarter of 2002, the Company made capital expenditures of $4.8 million as compared with $8.5 million for the same period in 2001.  Capital expenditures in 2002 and in 2001 related primarily to investments in technology and office furniture and equipment.  Capital expenditures were offset by proceeds from the sale of property and equipment of $3.5 million for the three months ended March 31, 2002, as compared with $0.1 million for the same period in 2001.  This increase in proceeds is substantially due to the Company’s sale of its former Dublin, Ireland facility during the first quarter of 2002.

                Cash provided by financing activities during the first quarter of 2002 was $2.4 million as compared with $0.9 million for the same period in 2001.  During the first quarter of 2002, the Company had net borrowings on short-term debt of $0.3 million, as compared with a pay down of short-term debt of  $1 million that occurred during the same period of 2001.  The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market.  The differences shown at the end of the first quarter of 2002 and 2001 between proceeds from the issuance of common stock and the amounts paid to repurchase common stock represent a timing difference in the receipt of proceeds and the subsequent repurchase of outstanding shares.

                At March 31, 2002, working capital was $268.1 million, including cash and short-term investments of $263.0 million.  The Company had no long-term debt at March 31, 2002.  While the nature of its business does not require an extensive investment in property and equipment, the Company cannot eliminate the possibility that it could acquire an equity interest in property in certain geographic locations.  The Company currently expects to spend approximately $40 million on property and equipment in all of 2002.  In addition to normal capital expenditures for leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures, this total includes estimates for a building project in Egypt.  The Company expects to fund capital expenditures in 2002, with cash.

                The Company borrows under unsecured bank lines of credit.   At March 31, 2002, the bank lines of credit totaled $8.3 million.  In addition, the Company maintains a bank facility with its U.K. bank for $7.1 million.  At March 31, 2002, the Company was directly liable for $2.1 million drawn on these lines of credit and was contingently liable for an additional $30 million from standby letters of credit and guarantees related to these lines of credit and other obligations.

                Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

                In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At March 31, 2002, cash and cash equivalent balances of $107 million were held by the Company’s non-U.S. subsidiaries, of which $36.8 million was held in banks in the United States.  In addition, certain undistributed earnings of the Company’s subsidiaries accumulated through December 31, 1992 would, under most circumstances, be subject to some additional United States income tax if distributed to the Company.  The Company has not provided for this additional tax because the Company intends to reinvest such earnings to fund the expansion of its foreign activities, or to distribute them in a manner in which no significant additional taxes would be incurred.

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

                Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% weakening of the U.S. Dollar, throughout the three months ended March 31, 2002, would have had the effect of raising operating income approximately $2.1 million.  An average 10% strengthening of the U.S. Dollar, for the same period, would have had the effect of reducing operating income approximately $1.7 million.

                The Company has approximately $4 million of intercompany transactions unsettled at any one point in time.  The Company currently does not use derivative financial instruments to manage foreign currency risk.  The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings.  The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

                At March 31, 2002, the Company had cash and cash equivalents and short-term investments of $263.0 million and short-term borrowings of $2.1 million, all subject to variable short-term interest rates.  A hypothetical change in the interest rate of 10% would have an immaterial impact on the Company’s earnings.

                In management’s opinion, there has been no material change in the Company’s market risk exposure in the first quarter of 2002.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

                The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K.

None.

(b)	Reports on Form 8-K

None.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

May 14, 2002	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer
(Principal Executive Officer)

May 14, 2002	/s/ R. JORDAN GATES
R. Jordan Gates, Executive Vice President- Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)