Form 10-Q
period 2002-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2002-08-14
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒        No  ☐

                At August 7, 2002, the number of shares outstanding of the issuer’s Common Stock was 103,975,113.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share data)

(Unaudited)

	June 30, 2002	December 31, 2001

Assets

Current assets:
Cash and cash equivalents	$273,226	$218,677
Short-term investments	53	57
Accounts receivable, less allowance for doubtful accounts of $10,466 at June 30, 2002 and $10,410 at December 31, 2001	336,733	283,414
Other current assets	13,956	9,109

Total current assets	623,968	511,257

Property and equipment, less accumulated depreciation and amortization of $109,107 at June 30, 2002 and $100,611 at December 31, 2001	122,960	123,845
Deferred Federal and state income taxes	10,921	12,156
Other assets, net	43,833	41,179

	$801,682	$688,437

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term debt	286	1,706
Accounts payable	248,645	195,826
Accrued expenses, primarily salaries and related costs	67,713	59,843
Deferred Federal and state income taxes	12,694	7,651
Federal, state and foreign income taxes	9,778	8,788

Total current liabilities	339,116	273,814

Shareholders’ equity:
Preferred stock, par value $.01 per share.
Authorized 2,000,000 shares; none issued	—	—

Common stock, par value $.01 per share.
Authorized 320,000,000 shares; issued and outstanding 103,971,796 shares at June 30, 2002, and 103,223,708 shares at December 31, 2001	1,040	1,032
Additional paid-in capital	20,846	15,588
Retained earnings	451,670	411,992
Accumulated other comprehensive loss	(10,990)	(13,989)

Total shareholders’ equity	462,566	414,623

	$801,682	$688,437

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings
(In thousands, except share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Revenues:
Airfreight	$279,024	$224,113	$504,605	$469,273
Ocean freight and ocean services	170,090	143,175	315,478	276,772
Customs brokerage and import services	86,642	78,225	165,213	157,088

Total revenues	535,756	445,513	985,296	903,133

Operating expenses:
Airfreight consolidation	216,653	161,744	383,207	345,051
Ocean freight consolidation	132,210	110,391	241,939	213,541
Customs brokerage and import services	30,749	25,611	57,300	51,088
Salaries and related costs	83,698	79,961	164,527	159,492
Rent and occupancy costs	10,175	8,755	19,900	17,715
Depreciation and amortization	5,751	5,965	11,412	11,913
Selling and promotion	4,858	5,527	9,296	10,878
Other	15,577	15,346	28,984	30,242

Total operating expenses	499,671	413,300	916,565	839,920

Operating income	36,085	32,213	68,731	63,213

Interest expense	(66)	(156)	(132)	(301)
Interest income	1,529	2,492	2,973	5,126
Other, net	92	22	1,349	492

Other income, net	1,555	2,358	4,190	5,317

Earnings before income taxes	37,640	34,571	72,921	68,530
Income tax expense	13,956	12,972	27,007	25,773

Net earnings	$23,684	$21,599	$45,914	$42,757

Diluted earnings per share	$.22	$.20	$.42	$.39

Basic earnings per share	$.23	$.21	$.44	$.41

Weighted average diluted shares outstanding	108,984,259	110,573,012	108,907,425	110,425,660

Weighted average basic shares outstanding	103,805,303	104,612,322	103,594,380	104,053,854

See accompanying notes to condensed consolidated financial statements.

Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Operating activities:
Net earnings	$23,684	$21,599	$45,914	$42,757
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	608	(299)	484	679
Deferred income tax expense	819	701	4,889	8,825
Tax benefits from employee stock plans	1,975	3,370	4,983	14,766
Depreciation and amortization	5,751	5,965	11,412	11,913
Gain on sale of property and equipment	(79)	(25)	(1,557)	(56)
Other	242	1	492	362
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(43,379)	20,540	(47,330)	58,350
Increase in other current assets	(3,446)	(5,412)	(4,695)	(17,698)
Increase (decrease) in accounts payable and other current liabilities	37,089	8,740	52,322	(2,010)

Net cash provided by operating activities	23,264	55,180	66,914	117,888

Investing activities:
Decrease (increase) in short-term investments	28	(16)	6	1,562
Purchase of property and equipment	(5,238)	(10,911)	(10,071)	(19,393)
Proceeds from sale of property and equipment	237	134	3,763	244
Cash paid for note receivable secured by real estate	(2,318)	—	(2,614)	—
Other	(351)	(4,153)	(276)	(4,724)

Net cash used in investing activities	(7,642)	(14,946)	(9,192)	(22,311)

Financing activities:
Repayments of short-term debt, net	(1,726)	(349)	(1,387)	(1,309)
Proceeds from issuance of common stock	2,974	5,145	5,421	7,267
Repurchases of common stock	(4,736)	(7,207)	(5,138)	(7,421)
Dividends paid	(6,235)	(5,247)	(6,235)	(5,247)

Net cash used in financing activities	(9,723)	(7,658)	(7,339)	(6,710)

Effect of exchange rate changes on cash	4,426	(1,353)	4,166	(5,729)

Increase in cash and cash equivalents	10,325	31,223	54,549	83,138
Cash and cash equivalents at beginning of period	262,901	220,920	218,677	169,005
Cash and cash equivalents at end of period	$273,226	$252,143	$273,226	$252,143

Interest and taxes paid:
Interest	$62	$148	$127	$323
Income taxes	12,688	11,705	16,519	18,908

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

                The components of total comprehensive income for interim periods are presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
(in thousands)

Net earnings	$23,684	$21,599	$45,914	$42,757

Foreign currency translation adjustments net of tax of: $(1,600) and $328 for the 3 months ended June 30, 2002 and 2001, and $(1,614) and $2,109 for the 6 months ended June 30, 2002 and 2001.	2,973	(610)	2,999	(3,917)

Total comprehensive income	$26,657	$20,989	$48,913	$38,840

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

                Financial information regarding the Company’s operations by geographic area for the three and six months ended June 30, 2002 and 2001 are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	FAR EAST	EUROPE	AUSTRALIA /NEW ZEALAND	LATIN AMERICA	MIDDLE EAST	ELIMI-NATIONS	CONSOLI-DATED
Three months ended June 30, 2002:

Revenues from unaffiliated customers	$112,324	17,275	290,554	75,695	6,097	6,542	27,269	—	535,756
Transfers between geographic areas	6,122	594	1,610	2,263	1,122	777	772	(13,260)	—

Total revenues	$118,446	17,869	292,164	77,958	7,219	7,319	28,041	(13,260)	535,756

Net revenues	$64,572	9,808	42,227	26,500	3,873	2,646	6,518	—	156,144
Operating income	$11,891	1,871	16,792	2,943	814	260	1,514	—	36,085
Identifiable assets at quarter end	$446,609	36,773	140,680	133,377	12,290	7,072	24,881	—	801,682
Capital expenditures	$2,495	305	518	1,116	478	19	307	—	5,238
Depreciation and amortization	$3,162	356	670	1,024	136	153	250	—	5,751
Equity	$462,566	19,048	115,561	38,089	8,478	543	9,308	(191,027)	462,566

Three months ended June 30, 2001:

Revenues from unaffiliated customers	$116,212	12,176	219,818	66,213	4,436	6,441	20,217	—	445,513
Transfers between geographic areas	5,214	310	1,344	2,382	927	777	706	(11,660)	—

Total revenues	$121,426	12,486	221,162	68,595	5,363	7,218	20,923	(11,660)	445,513

Net revenues	$59,459	6,875	42,915	26,705	2,948	2,542	6,323	—	147,767
Operating income (loss)	$8,195	760	16,257	5,165	606	(182)	1,412	—	32,213
Identifiable assets at quarter end	$398,481	20,053	130,401	116,370	9,200	10,212	18,383	9,108	712,208
Capital expenditures	$2,451	383	594	6,642	154	316	371	—	10,911
Depreciation and amortization	$3,389	356	896	783	122	164	255	—	5,965
Equity	$409,989	5,476	120,550	29,669	7,174	536	6,791	(170,196)	409,989

Six months ended June 30, 2002:

Revenues from unaffiliated customers	$221,024	32,365	516,515	140,988	10,744	12,703	50,957	—	985,296
Transfers between geographic areas	11,485	1,064	3,022	4,489	2,024	1,555	1,372	(25,011)	—

Total revenues	$232,509	33,429	519,537	145,477	12,768	14,258	52,329	(25,011)	985,296

Net revenues	$127,080	18,364	82,428	50,371	7,010	5,181	12,416	—	302,850
Operating income	$21,424	3,279	33,811	5,173	1,484	425	3,135	—	68,731
Identifiable assets at quarter end	$446,609	36,773	140,680	133,377	12,290	7,072	24,881	—	801,682
Capital expenditures	$3,809	487	1,140	3,208	612	59	756	—	10,071
Depreciation and amortization	$6,351	730	1,357	1,900	247	317	510	—	11,412
Equity	$462,566	19,048	115,561	38,089	8,478	543	9,308	(191,027)	462,566

Six months ended June 30, 2001:

Revenues from unaffiliated customers	$242,769	25,094	438,555	134,122	8,387	11,836	42,370	—	903,133
Transfers between geographic areas	10,435	671	2,524	5,038	1,696	1,602	1,502	(23,468)	—

Total revenues	$253,204	25,765	441,079	139,160	10,083	13,438	43,872	(23,468)	903,133

Net revenues	$120,852	13,761	81,350	54,270	5,531	5,215	12,474	—	293,453
Operating income (loss)	$15,358	1,721	31,608	10,840	1,058	(85)	2,713	—	63,213
Identifiable assets at quarter end	$398,481	20,053	130,401	116,370	9,200	10,212	18,383	9,108	712,208
Capital expenditures	$6,741	835	1,443	7,893	429	909	1,143	—	19,393
Depreciation and amortization	$6,747	677	1,852	1,560	241	318	518	—	11,913
Equity	$409,989	5,476	120,550	29,669	7,174	536	6,791	(170,196)	409,989

Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

Note 4.  Basic and Diluted Earnings per Share

                The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share for the three months and six months ended June 30, 2002 and 2001:

	Three months ended June 30,

(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2002

Basic earnings per share	$23,684	103,805,303	$.23
Effect of dilutive potential common shares	—	5,178,956	—

Diluted earnings per share	$23,684	108,984,259	$.22

2001

Basic earnings per share	$21,599	104,612,322	$.21
Effect of dilutive potential common shares	—	5,960,690	—

Diluted earnings per share	$21,599	110,573,012	$.20

	Six months ended June 30,

(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2002

Basic earnings per share	$45,914	103,594,380	$.44
Effect of dilutive potential common shares	—	5,313,045	—

Diluted earnings per share	$45,914	108,907,425	$.42

2001

Basic earnings per share	$42,757	104,053,854	$.41
Effect of dilutive potential common shares	—	6,371,806	—

Diluted earnings per share	$42,757	110,425,660	$.39

Options to purchase 76,600 shares of common stock at exercise prices of $31.93 to $34.30 per share were outstanding during the second quarter of 2002, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.  The options, which expire on or before June 28, 2012, were still outstanding at June 30, 2002.

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

Note 6.  Stock and Cash Dividends

        On May 8, 2002, the Board of Directors declared a 2-for-1 stock split, effected in the form of a stock dividend of one share of common stock for every share outstanding, and increased the authorized common stock to 320 million shares.  The stock dividend was distributed on June 24, 2002 to shareholders of record on June 10, 2002. All share and per share information, except par value, has been adjusted for all periods to reflect the stock split.

        On May 8, 2002, the Board of Directors declared a semi-annual cash dividend of $.06 per share payable on June 17, 2002 to shareholders of record as of June 3, 2002.  The dividend of $6.2 million was paid on June 17, 2002.

        On May 9, 2001, the Board of Directors declared a semi-annual cash dividend of $.05 per share payable on June 15, 2001 to shareholders of record as of June 1, 2001.  The dividend of $5.3 million was paid on June 15, 2001.

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

The following schedule shows the financial statement impact of the adoption by comparing the net amounts in the report on Form 10Q filed on or about August 14, 2001, with the gross amounts reported in this current 10Q.  There is no impact on net revenue, nor is there any impact on operating income or net earnings as a result of this change.

	For the period ending June 30, 2001

	Three months		Six months
	Net	Gross	Net	Gross
Revenues:
Airfreight	$214,111	224,113	$449,945	469,273
Ocean freight and ocean services	123,954	143,175	240,015	276,772
Customs brokerage and import services	52,614	78,225	106,000	157,088

Total Revenues	390,679	445,513	795,960	903,133

Costs:
Airfreight	151,742	161,744	325,723	345,051
Ocean freight and ocean services	91,170	110,391	176,784	213,541
Customs brokerage and import services	—	25,611	—	51,088

Total Costs	242,912	297,746	502,507	609,680

Net Revenues	$147,767	147,767	$293,453	293,453

Results of Operations

                The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three and six-month periods ended June 30, 2002 and 2001, expressed as percentages of net revenues.  Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

                The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.

	Three months ended June 30,				Six months ended June 30,
	2002		2001		2002		2001
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)

Net Revenues:
Airfreight	$62,371	40%	$62,369	42%	$121,398	40%	$124,222	42%
Ocean freight and ocean services	37,880	24	32,784	22	73,539	24	63,231	22
Customs brokerage and import services	55,893	36	52,614	36	107,913	36	106,000	36

Net revenues	156,144	100	147,767	100	302,850	100	293,453	100

Operating expenses:
Salaries and related costs	83,698	54	79,961	54	164,527	54	159,492	54
Other	36,361	23	35,593	24	69,592	23	70,748	24

Total operating expenses	120,059	77	115,554	78	234,119	77	230,240	78

Operating income	36,085	23	32,213	22	68,731	23	63,213	22
Other income, net	1,555	1	2,358	2	4,190	1	5,317	2

Earnings before income taxes	37,640	24	34,571	24	72,921	24	68,530	24
Income tax expense	13,956	9	12,972	9	27,007	9	25,773	9

Net earnings	$23,684	15%	$21,599	15%	$45,914	15%	$42,757	15%

                Airfreight net revenues remained constant and decreased 2% for the three and six-month periods ended June 30, 2002, respectively, as compared with the same periods for 2001.  These decreases in airfreight net revenues were due primarily to a decline in airfreight yields during the second quarter of 2002 as compared with the same period of 2001, despite marked increases in overall airfreight tonnages.  This decline in airfreight yields is a result of supply and demand issues, and air carriers raisings rates faster than the Company could commercially pass these rate increases on to its customers.  Management believes that the decline in airfreight yields is a result of the short-term market pressures brought about by market demand for airfreight exceeding available carrier capacity, and does not reflect any loss of the Company’s market share.

                Ocean freight and ocean services net revenues increased 16% for the three and six-month periods ended June 30, 2002, as compared with the same period for 2001.  The Company continued to aggressively market competitive ocean freight rates primarily on freight moving eastbound from the Far East. Management also has embarked on a strategy to improve market share on trade lanes other than eastbound from the Far East.  The ocean forwarding business and ECMS (Expeditors Cargo Management Systems), the Company’s ocean freight consolidation management and purchase order tracking service, were again instrumental in helping the Company to expand market share.

                Customs brokerage and import services net revenues increased 6% and 2% for the three and six-month periods ended June 30, 2002, as compared with the same periods for 2001. Management estimates that the Company performs customs clearance services for approximately 70-75% of the freight that it carries.  These relatively small increases in customs brokerage and import services were consistent with the Company’s focus on profitable business, as opposed to high volume, no margin business.  In addition, more door-to-door business creates situations where the distinction between brokerage revenue and transportation revenue becomes increasingly subjective.

                Salaries and related costs increased 5% and 3% for the three and six-month periods ended June 30, 2002 compared with the same periods in 2001 as a result of (1) the Company’s increased, albeit limited, hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels.  Salaries and related costs as a percentage of net revenues remained constant for the three and six-month periods ended June 30, 2002, as compared with the same periods in 2001.  The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the Company’s historical growth in revenues, net revenues and net earnings for the three and six-month periods ended June 30, 2002 and 2001 are a result of the incentives inherent in the Company’s compensation program.

                Other operating expenses increased 2% and decreased 2% for the three and six-month periods ended June 30, 2002, as compared with the same periods in 2001.  The decrease noted in the six months ended June 30, 2002, was primarily attributed to cost containment objectives initiated in the prior year.  The results of these cost containment measures were substantially lower costs for travel and entertainment, office and computer supplies and miscellaneous expense during the six months ended June 30, 2002.  Other operating expenses as a percentage of net revenues decreased 1% for the three and six-month periods ended June 30, 2002, as compared with the same periods in 2001, as the Company leveraged net revenue increases over other operating expenses with a largely fixed or fixed-variable cost component.

                Other income, net, decreased for the three and six-month periods ended June 30, 2002, as compared with the same periods in 2001.  Due to much lower interest rates on higher average cash balances and short-term investments during 2002, interest income decreased by $1 million and $2.2 million for the three and six months ended June 30, 2002, respectively.  The decrease in interest income during the six months ended June 30, 2002, was offset by a $1.5 million gain on the sale of the Company’s former Dublin, Ireland facility.

                The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate during the three and six-month periods ended June 30, 2002, decreased slightly from 37.5% to 37.1% and 37.6% to 37%, respectively, as compared with the same periods in 2001.  The decreases were caused primarily by a reduction in state tax expense required to be paid by the Company.

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

                The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. Dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents.  The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses.  Any such hedging activity during the three and six months ended June 30, 2002 and 2001 was insignificant.  For the three and six months ended June 30, 2002, the Company had approximately $45,000 in foreign exchange gains and $114,000 in foreign exchange losses on a net basis, respectively.  In the same periods of 2001, the Company had foreign currency losses of approximately $8,000 and foreign currency gains of approximately $438,000 on a net basis.

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

                Office Openings - The Company did not open any offices during the second quarter of 2002.

                Internal Growth - Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year.   The table below presents “same store” comparisons for the three and six months ended June 30, 2002 (which is the measure of any increase from the same period of 2001) and for the three and six months ended June 30, 2001 (which measures growth over 2000).

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001

Net revenue	5%	12%	2%	17%
Operating income	11%	14%	8%	28%

Liquidity and Capital Resources

                The Company’s principal source of liquidity is cash generated from operating activities.  Net cash provided by operating activities for the three and six months ended June 30, 2002, was approximately $23 million and $67 million, as compared with $55 million and $118 million for the same periods of 2001.  This $32 million and $51 million decrease is principally due to a $43 million and $47 million increase in accounts receivable offset by a $37 million and $52 million increase in accounts payable during the three and six months ended June 30, 2002, as compared to a $21 million and $58 million decrease in accounts receivable offset by a $9 million increase and $2 million decrease in accounts payable for the same periods in 2001.

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

                Cash used in investing activities for the three and six months ended June 30, 2002, were $8 million and $9 million, as compared with $15 million and $22 million during the same periods of 2001.  The largest use of cash in investing activities is cash paid for capital expenditures.  In the second quarter of 2002, the Company made capital expenditures of $5 million as compared with $11 million for the same period in 2001.  Capital expenditures in 2002 and 2001 related primarily to investments in technology and office furniture and equipment.  Capital expenditures were offset by proceeds from the sale of property and equipment of $3.8 million for the six months ended June 30, 2002, as compared with $0.2 million for the same period in 2001.  This increase in proceeds is substantially due to the Company’s sale of its former Dublin, Ireland facility during the first quarter of 2002.

                Cash used in financing activities during the three and six months ended June 30, 2002 were $10 million and $7 million as compared with $8 million and $7 million for the same periods in 2001.  During the second quarter of 2002, the Company paid down short-term debt by $1.7 million, as compared with a pay down of short-term debt by $0.3 million that occurred during the same period of 2001.  The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market.  The differences shown at the end of the second quarter of 2002 and 2001 between proceeds from the issuance of common stock and the amounts paid to repurchase common stock represent a timing difference in the receipt of proceeds and the subsequent repurchase of outstanding shares.

                At June 30, 2002, working capital was $284.9 million, including cash and short-term investments of $273.3 million.  The Company had no long-term debt at June 30, 2002.  While the nature of its business does not require an extensive investment in property and equipment, the Company cannot eliminate the possibility that it could acquire an equity interest in property in certain geographic locations.  The Company currently expects to spend approximately $40 million on property and equipment in all of 2002.  In addition to normal capital expenditures for leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures, this total includes estimates for a building project in Egypt.  The Company expects to fund capital expenditures in 2002, with cash.

                The Company borrows under unsecured bank lines of credit.   At June 30, 2002, the bank lines of credit totaled $10.2 million.  In addition, the Company maintains a bank facility with its U.K. bank for $7.6 million.  At June 30, 2002, the Company was directly liable for $0.3 million drawn on these lines of credit and was contingently liable for an additional $31.5 million from standby letters of credit and guarantees related to these lines of credit and other obligations.

                Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

                In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls.  At June 30, 2002, cash and cash equivalent balances of $125.3 million were held by the Company’s non-U.S. subsidiaries, of which $49.4 million was held in banks in the United States.  In addition, certain undistributed earnings of the Company’s subsidiaries accumulated through December 31, 1992 would, under most circumstances, be subject to some additional United States income tax if distributed to the Company.  Such undistributed earnings are approximately $14.9 million and the additional Federal and state taxes payable in a hypothetical distribution of such accumulated earnings would approximate $10.1 million.  The Company has not provided for this additional tax because the Company intends to reinvest such earnings to fund the expansion of its foreign activities, or to distribute them in a manner in which no significant additional taxes would be incurred.

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

                Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% weakening of the U.S. Dollar, throughout the six months ended June 30, 2002, would have had the effect of raising operating income approximately $4.3 million.  An average 10% strengthening of the U.S. Dollar, for the same period, would have had the effect of reducing operating income approximately $3.5 million.

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

Interest Rate Risk

                At June 30, 2002, the Company had cash and cash equivalents and short-term investments of $273.3 million and short-term borrowings of $0.3 million, all subject to variable short-term interest rates.  A hypothetical change in the interest rate of 10% would have an immaterial impact on the Company’s earnings.

                In management’s opinion, there has been no material change in the Company’s market risk exposure in the second quarter of 2002.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

                The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)           The annual meeting of the Shareholders was held on May 8, 2002.

(b)           The following directors were elected to the Board of Directors to serve a term of one year and until their successors are elected and qualified:

	For	Withheld

P.J. Rose	34,228,590	9,966,923
J.L.K. Wang	34,248,887	9,946,626
R.J. Gates	35,657,490	8,538,023
J.J. Casey	43,305,873	889,640
D.P. Kourkoumelis	43,311,130	884,383
M.J. Malone	43,308,891	886,622
J.W. Meisenbach	43,322,548	872,965

		For	Against	Abstain	Non-Vote

(c)	Adoption of the 2002 Employee Stock Purchase Plan	43,594,302	476,456	124,755	0

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K.

None.

(b)	Reports on Form 8-K

None.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

August 13, 2002	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer
(Principal Executive Officer)

August 13, 2002	/s/ R. JORDAN GATES
R. Jordan Gates, Executive Vice President— Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)