Form 10-Q
period 2002-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2002-11-15
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-13468

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1069248
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1015 Third Avenue, 12th Floor, Seattle, Washington	98104
(Address of principal executive offices)	(Zip Code)

(206) 674-3400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

At November 7, 2002, the number of shares outstanding of the issuer’s Common Stock was 104,075,212.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2002	December 31, 2001

Assets

Current assets:
Cash and cash equivalents	$287,332	$218,677
Short-term investments	79	57
Accounts receivable, less allowance for doubtful accounts of $11,553 at September 30, 2002 and $10,410 at December 31, 2001	351,639	283,414
Other current assets	12,227	9,109

Total current assets	651,277	511,257

Property and equipment, less accumulated depreciation and amortization of $111,319 at September 30, 2002 and $100,611 at December 31, 2001	123,635	123,845
Deferred Federal and state income taxes	11,792	12,156
Other assets, net	44,511	41,179

	$831,215	$688,437

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term debt	1,833	1,706
Accounts payable	246,415	195,826
Accrued expenses, primarily salaries and related costs	64,960	59,843
Deferred Federal and state income taxes	16,030	7,651
Federal, state and foreign income taxes	9,325	8,788

Total current liabilities	338,563	273,814

Shareholders’ equity:
Preferred stock, par value $.01 per share.
Authorized 2,000,000 shares; none issued	—	—

Common stock, par value $.01 per share.
Authorized 320,000,000 shares; issued and outstanding 104,105,923 shares at September 30, 2002, and 103,223,708 shares at December 31, 2001	1,041	1,032
Additional paid-in capital	21,593	15,588
Retained earnings	482,290	411,992
Accumulated other comprehensive loss	(12,272)	(13,989)

Total shareholders’ equity	492,652	414,623

	$831,215	$688,437

See accompanying notes to condensed consolidated financial statements.

Note:  All share and per share amounts have been adjusted to reflect the 2-for-1 stock split effective June 24, 2002.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Revenues:
Airfreight	$318,842	$242,773	$823,447	$712,046
Ocean freight and ocean services	205,238	166,680	520,716	443,452
Customs brokerage and import services	96,314	79,826	261,527	236,914

Total revenues	620,394	489,279	1,605,690	1,392,412

Operating expenses:
Airfreight consolidation	248,999	177,282	632,206	522,333
Ocean freight consolidation	159,206	127,084	401,145	340,625
Customs brokerage and import services	34,428	27,094	91,728	78,182
Salaries and related costs	92,081	82,720	256,608	242,212
Rent and occupancy costs	10,193	9,074	30,093	26,789
Depreciation and amortization	5,655	5,830	17,067	17,743
Selling and promotion	4,858	4,575	14,154	15,453
Other	17,653	13,486	46,637	43,728

Total operating expenses	573,073	447,145	1,489,638	1,287,065

Operating income	47,321	42,134	116,052	105,347

Interest expense	(10)	(107)	(142)	(408)
Interest income	1,557	2,378	4,530	7,504
Other, net	(167)	(542)	1,182	(50)

Other income, net	1,380	1,729	5,570	7,046

Earnings before income taxes	48,701	43,863	121,622	112,393
Income tax expense	18,082	16,494	45,089	42,267

Net earnings	$30,619	$27,369	$76,533	$70,126

Diluted earnings per share	$.28	$.25	$.70	$.63

Basic earnings per share	$.29	$.26	$.74	$.67

Weighted average diluted shares outstanding	108,565,825	110,425,490	108,783,356	110,521,830

Weighted average basic shares outstanding	104,233,184	105,256,718	103,809,654	104,459,214

See accompanying notes to condensed consolidated financial statements.

Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

Note:  All share and per share amounts have been adjusted to reflect the 2-for-1 stock split effective June 24, 2002.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Operating activities:
Net earnings	$30,619	$27,369	$76,533	$70,126
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	1,447	(254)	1,931	425
Deferred income tax expense	3,547	3,660	8,436	12,485
Tax benefits from employee stock plans	313	(16)	5,296	14,750
Depreciation and amortization	5,655	5,830	17,067	17,743
Loss (gain) on sale of property and equipment	(18)	48	(1,575)	104
Other	239	387	731	637
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(18,081)	(26,662)	(65,411)	31,688
Decrease (increase) in other current assets	1,249	2,645	(3,446)	(15,053)
Increase (decrease) in accounts payable and other current liabilities	(2,071)	6,827	50,251	4,817

Net cash provided by operating activities	22,899	19,834	89,813	137,722

Investing activities:
Decrease (increase) in short-term investments	(27)	144	(21)	1,706
Purchase of property and equipment	(7,260)	(8,348)	(17,331)	(27,741)
Proceeds from sale of property and equipment	166	271	3,929	515
Cash paid for note receivable secured by real estate	(1,347)	—	(3,961)	—
Other	347	2,283	71	(2,441)

Net cash used in investing activities	(8,121)	(5,650)	(17,313)	(27,961)

Financing activities:
Borrowings (repayments) of short-term debt, net	1,496	(1,163)	109	(2,472)
Proceeds from issuance of common stock	9,723	7,444	15,144	14,711
Repurchases of common stock	(9,288)	(16,695)	(14,426)	(24,116)
Dividends paid	—	(2)	(6,235)	(5,249)

Net cash provided by (used in) financing activities	1,931	(10,416)	(5,408)	(17,126)

Effect of exchange rate changes on cash	(2,603)	272	1,563	(5,457)

Increase in cash and cash equivalents	14,106	4,040	68,655	87,178
Cash and cash equivalents at beginning of period	273,226	252,143	218,677	169,005
Cash and cash equivalents at end of period	$287,332	$256,183	$287,332	$256,183

Interest and taxes paid:
Interest	$15	$87	$142	$410
Income taxes	9,340	10,821	25,859	29,729

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

The components of total comprehensive income for interim periods are presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
(in thousands)

Net earnings	$30,619	$27,369	$76,533	$70,126

Foreign currency translation adjustments net of tax of: $690 and $117 for the 3 months ended September 30, 2002 and 2001, and $(924) and $2,226 for the 9 months ended September 30, 2002 and 2001.	(1,282)	(218)	1,717	(4,135)

Total comprehensive income	$29,337	$27,151	$78,250	$65,991

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

Financial information regarding the Company’s operations by geographic area for the three and nine months ended September 30, 2002 and 2001 are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	FAR EAST	EUROPE	AUSTRALIA /NEW ZEALAND	LATIN AMERICA	MIDDLE EAST	ELIMI- NATIONS	CONSOLI- DATED
Three months ended September 30, 2002

Revenues from unaffiliated customers	$119,633	18,320	359,359	83,786	6,169	6,589	26,538	—	620,394
Transfers between geographic areas	7,926	550	1,536	2,340	1,081	735	691	(14,859)	—

Total revenues	$127,559	18,870	360,895	86,126	7,250	7,324	27,229	(14,859)	620,394

Net revenues	$71,999	10,092	53,065	28,941	4,033	2,862	6,769	—	177,761
Operating income	$15,500	2,105	22,760	3,758	857	567	1,774	—	47,321
Identifiable assets at quarter end	$456,474	38,954	162,221	130,043	12,506	7,579	23,438	—	831,215
Capital expenditures	$4,494	280	692	993	311	35	455	—	7,260
Depreciation and amortization	$3,045	335	695	1,070	155	108	247	—	5,655
Equity	$492,652	20,001	132,079	36,467	8,782	627	8,262	(206,218)	492,652

Three months ended September 30, 2001

Revenues from unaffiliated customers	$116,091	12,785	262,022	68,434	4,374	6,434	19,139	—	489,279
Transfers between geographic areas	5,692	420	1,626	2,146	861	701	709	(12,155)	—

Total revenues	$121,783	13,205	263,648	70,580	5,235	7,135	19,848	(12,155)	489,279

Net revenues	$63,507	7,481	49,595	26,317	2,843	2,453	5,623	—	157,819
Operating income (loss)	$12,743	901	22,736	4,095	565	(372)	1,466	—	42,134
Identifiable assets at quarter end	$420,992	21,689	141,963	121,044	10,159	8,120	18,671	203	742,841
Capital expenditures	$2,947	319	593	3,702	170	100	517	—	8,348
Depreciation and amortization	$3,311	360	805	836	117	173	228	—	5,830
Equity	$427,871	5,331	134,504	31,211	7,276	45	7,190	(185,557)	427,871

Nine months ended September 30, 2002

Revenues from unaffiliated customers	$340,657	50,685	875,874	224,774	16,913	19,292	77,495	—	1,605,690
Transfers between geographic areas	19,411	1,614	4,558	6,829	3,105	2,290	2,063	(39,870)	—

Total revenues	$360,068	52,299	880,432	231,603	20,018	21,582	79,558	(39,870)	1,605,690

Net revenues	$199,079	28,456	135,492	79,313	11,043	8,043	19,185	—	480,611
Operating income	$36,924	5,384	56,571	8,931	2,340	992	4,910	—	116,052
Identifiable assets at quarter end	$456,474	38,954	162,221	130,043	12,506	7,579	23,438	—	831,215
Capital expenditures	$8,303	767	1,831	4,201	923	95	1,211	—	17,331
Depreciation and amortization	$9,397	1,065	2,053	2,970	402	424	756	—	17,067
Equity	$492,652	20,001	132,079	36,467	8,782	627	8,262	(206,218)	492,652

Nine months ended September 30, 2001

Revenues from unaffiliated customers	$358,860	37,879	700,577	202,556	12,761	18,270	61,509	—	1,392,412
Transfers between geographic areas	16,127	1,091	4,150	7,184	2,557	2,303	2,211	(35,623)	—

Total revenues	$374,987	38,970	704,727	209,740	15,318	20,573	63,720	(35,623)	1,392,412

Net revenues	$184,359	21,242	130,945	80,587	8,374	7,667	18,098	—	451,272
Operating income (loss)	$28,101	2,622	54,344	14,935	1,623	(457)	4,179	—	105,347
Identifiable assets at quarter end	$420,992	21,689	141,963	121,044	10,159	8,120	18,671	203	742,841
Capital expenditures	$9,688	1,154	2,036	11,595	599	1,009	1,660	—	27,741
Depreciation and amortization	$10,058	1,037	2,657	2,396	358	491	746	—	17,743
Equity	$427,871	5,331	134,504	31,211	7,276	45	7,190	(185,557)	427,871

Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

Note 4.      Basic and Diluted Earnings per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share for the three months and nine months ended September 30, 2002 and 2001:

	Three months ended September 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2002

Basic earnings per share	$30,619	104,233,184	$.29
Effect of dilutive potential common shares	—	4,332,641	—

Diluted earnings per share	$30,619	108,565,825	$.28

2001

Basic earnings per share	$27,369	105,256,718	$.26
Effect of dilutive potential common shares	—	5,168,772	—

Diluted earnings per share	$27,369	110,425,490	$.25

	Nine months ended September 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2002

Basic earnings per share	$76,533	103,809,654	$.74
Effect of dilutive potential common shares	—	4,973,702	—

Diluted earnings per share	$76,533	108,783,356	$.70

2001

Basic earnings per share	$70,126	104,459,214	$.67
Effect of dilutive potential common shares	—	6,062,616	—

Diluted earnings per share	$70,126	110,521,830	$.63

Options to purchase 2,717,050 shares of common stock at exercise prices of $28.58 to $34.30 per share were outstanding during the third quarter of 2002, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.  The options expire on or before June 28, 2012. During the third quarter of 2001, any antidilutive options to purchase common stock were insignificant.

Note 5.      New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001. Under the new rules, purchased goodwill and intangible assets with indefinite useful lives will no longer be amortized but will be subject to annual impairment tests in accordance with the provisions of the statements. Intangible assets with estimable useful lives are amortized over their respective useful lives, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The Company applied the new rules on accounting for goodwill and intangible assets beginning in the first quarter of 2002.  Application of the non-amortization provisions of the statement did not have a material effect on the Company’s financial statements. The Company performed the required impairment tests of goodwill as of January 1, 2002 and determined there is no impact on the earnings and financial position of the Company.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. The Company adopted the provisions of SFAS No. 145 beginning in the third quarter of 2002.  Adoption of SFAS No. 145 had no impact on the earnings and financial position of the Company.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The Company is required and plans to adopt the provisions of SFAS No. 146 beginning in the first quarter of 2003.  Management does not anticipate that adoption of SFAS No. 146 will result in a significant impact on the Company’s consolidated financial condition or results of operations.

Note 6.      Stock Dividend

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

GENERAL

Expeditors International of Washington, Inc. is engaged in the business of providing global logistics services, including international freight forwarding and consolidation, for both air and ocean freight.  The Company also acts as a customs broker in its domestic offices, and in many of its overseas offices.  The Company also provides additional services for its customers including value added distribution, purchase order management, vendor consolidation and other logistics solutions.  The Company offers domestic forwarding services only in conjunction with international shipments.  The Company does not compete for overnight courier or small parcel business.  The Company does not own or operate aircraft or steamships.

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

A significant portion of the Company’s revenues are derived from customers in industries whose shipping patterns are tied closely to consumer demand, and from customers in industries whose shipping patterns are dependent upon just-in-time production schedules. Therefore, the timing of the Company’s revenues are, to a large degree, impacted by factors out of the Company’s control, such as labor disruptions, shifting consumer demand for retail goods and/or manufacturing production delays. Additionally, many customers ship a significant portion of their goods at or near the end of a quarter, and therefore, the Company may not learn of a shortfall in revenues until late in a quarter.  To the extent that a shortfall in revenues or earnings was not expected by securities analysts, any such shortfall from levels predicted by securities analysts could have an immediate and adverse effect on the trading price of the Company’s stock.

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

The following schedule shows the financial statement impact of the adoption by comparing the net amounts in the report on Form 10Q filed on or about November 14, 2001, with the gross amounts reported in this current 10Q.  There is no impact on net revenue, nor is there any impact on operating income or net earnings as a result of this change.

	For the period ending September 30, 2001
	Three months		Nine months
	Net	Gross	Net	Gross
Revenues:
Airfreight	$232,573	242,773	$682,518	712,046
Ocean freight and ocean services	141,783	166,680	381,798	443,452
Customs brokerage and import services	52,732	79,826	158,732	236,914

Total Revenues	427,088	489,279	1,223,048	1,392,412

Costs:
Airfreight	167,082	177,282	492,805	522,333
Ocean freight and ocean services	102,187	127,084	278,971	340,625
Customs brokerage and import services	—	27,094	—	78,182

Total Costs	269,269	331,460	771,776	941,140

Net Revenues	$157,819	157,819	$451,272	451,272

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three and nine-month periods ended September 30, 2002 and 2001, expressed as percentages of net revenues.  Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.

	Three months ended September 30,				Nine months ended September 30,
	2002		2001		2002		2001
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)

Net Revenues:
Airfreight	$69,843	39%	$65,491	42%	$191,241	40%	$189,713	42%
Ocean freight and ocean services	46,032	26	39,596	25	119,571	25	102,827	23
Customs brokerage and import services	61,886	35	52,732	33	169,799	35	158,732	35

Net revenues	177,761	100	157,819	100	480,611	100	451,272	100

Operating expenses:
Salaries and related costs	92,081	52	82,720	52	256,608	53	242,212	54
Other	38,359	22	32,965	21	107,951	23	103,713	23

Total operating expenses	130,440	74	115,685	73	364,559	76	345,925	77

Operating income	47,321	26	42,134	27	116,052	24	105,347	23
Other income, net	1,380	1	1,729	1	5,570	1	7,046	2

Earnings before income taxes	48,701	27	43,863	28	121,622	25	112,393	25
Income tax expense	18,082	10	16,494	11	45,089	9	42,267	9

Net earnings	$30,619	17%	$27,369	17%	$76,533	16%	$70,126	16%

Airfreight net revenues increased 7% and 1% for the three and nine-month periods ended September 30, 2002, respectively, as compared with the same periods for 2001.  Despite an overall increase in global airfreight tonnages, the Company continued to experience pressures on airfreight yields throughout the three and nine-months ended September 30, 2002.  The decline in airfreight yields (airfreight net revenues as a percentage of gross airfreight revenues) is a result of supply and demand issues, and air carriers raising rates faster than the Company could commercially pass these rate increases on to its customers.  Management believes that the decline in airfreight yields is a result of the short-term market pressures brought about by market demand for airfreight exceeding available carrier capacity, and does not reflect any loss of the Company’s market share.

Ocean freight and ocean services net revenues increased 16% for the three and nine-month periods ended September 30, 2002, as compared with the same periods for 2001.  The Company continued to aggressively market competitive ocean freight rates primarily on freight moving eastbound from the Far East. Management also has embarked on a strategy to improve market share on trade lanes other than eastbound from the Far East.  The ocean forwarding business and ECMS (Expeditors Cargo Management Systems), the Company’s ocean freight consolidation management and purchase order tracking service, were again instrumental in helping the Company to expand market share.

Customs brokerage and import services net revenues increased 17% and 7% for the three and nine-month periods ended September 30, 2002, as compared with the same periods for 2001. Management estimates that the Company performs customs clearance services for approximately 70-75% of the freight that it carries.  These increases in customs brokerage and import services were consistent with the Company’s focus on profitable business, as opposed to high volume, no margin business.

Salaries and related costs increased 11% and 6% for the three and nine-month periods ended September 30, 2002 compared with the same periods in 2001 as a result of (1) the Company’s increased, albeit limited, hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels.  Salaries and related costs as a percentage of net revenues remained constant and decreased 1% for the three and nine-month periods ended September 30, 2002, respectively, as compared with the same periods in 2001.  The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the Company’s historical growth in revenues, net revenues and net earnings for the three and nine-month periods ended September 30, 2002 and 2001 are a result of the incentives inherent in the Company’s compensation program.

Other operating expenses increased 16% and 4% for the three and nine-month periods ended September 30, 2002, as compared with the same periods in 2001.  Other operating expenses as a percentage of net revenues increased 1% and remained constant for the three and nine-month periods ended September 30, 2002, respectively, as compared with the same periods in 2001, as the Company leveraged net revenue increases over other operating expenses with a largely fixed or fixed-variable cost component.

Other income, net, decreased for the three and nine-month periods ended September 30, 2002, as compared with the same periods in 2001.  Due to much lower interest rates on higher average cash balances and short-term investments during 2002, interest income decreased by $0.8 million and $3 million for the three and nine months ended September 30, 2002, respectively.  The decrease in interest income during the nine months ended September 30, 2002, was offset by a $1.5 million gain on the sale of the Company’s former Dublin, Ireland facility.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate during both the three and nine-month periods ended September 30, 2002, decreased slightly from 37.6% to 37.1%, respectively, as compared with the same periods in 2001.  The decreases were caused primarily by a reduction in state tax expense required to be paid by the Company.

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

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. Dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents.  The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses.  Any such hedging activity during the three and nine months ended September 30, 2002 and 2001 was insignificant.  The Company had an approximate $52,000 net foreign exchange gain for the three months ended September 30, 2002.  For the nine months ended September 30, 2002, the Company had an approximate $62,000 net foreign exchange loss.  In the same periods of 2001, the Company had a net foreign currency loss of approximately $655,000 and a net foreign currency gain of approximately $215,000, respectively.

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

Office Openings - The Company did not open any offices during the third quarter of 2002.

Internal Growth - Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year.   The table below presents “same store” comparisons for the three and nine months ended September 30, 2002 (which is the measure of any increase from the same period of 2001) and for the three and nine months ended September 30, 2001 (which measures growth over 2000).

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001

Net revenue	12%	2%	6%	11%
Operating income	12%	5%	9%	17%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities.  Net cash provided by operating activities for the three and nine months ended September 30, 2002, was approximately $23 million and $90 million, as compared with $20 million and $138 million for the same periods of 2001.  This $3 million increase and $48 million decrease is principally due to a $18 million and $65 million increase in accounts receivable offset by a $2 million decrease and $50 million increase in accounts payable during the three and nine months ended September 30, 2002, respectively, this compares with a $27 million increase and $32 million decrease in accounts receivable offset by a $7 million and $5 million increase in accounts payable for the same periods in 2001.

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

As a customs broker, the Company makes significant 5-10 business day cash advances to expedite the customs brokerage process.  These advances consist of duties and freight charges where the customer utilizes a carrier different from the Company.  These advances are made as an accommodation for a select group of credit-worthy customers.  Cash advances are a “pass through” and are not recorded as a component of revenue and expense.  The billings of such advances to customers are accounted for as a direct increase in accounts receivable to the customer and a corresponding increase in accounts payable to governmental customs authorities and transportation vendors.  As a result of these “pass through” billings, the conventional Days Sales Outstanding or DSO calculation does not directly measure collection efficiency.

Cash used in investing activities for the three and nine months ended September 30, 2002, were $8 million and $17 million, as compared with $6 million and $28 million during the same periods of 2001.  The largest use of cash in investing activities is cash paid for capital expenditures.  In the third quarter of 2002, the Company made capital expenditures of $7 million as compared with $8 million for the same period in 2001.  Capital expenditures in 2002 and 2001 related primarily to investments in technology and office furniture and equipment.  Capital expenditures were offset by proceeds from the sale of property and equipment of $4 million for the nine months ended September 30, 2002, as compared with $0.5 million for the same period in 2001.  This increase in proceeds is substantially due to the Company’s sale of its former Dublin, Ireland facility during the first quarter of 2002.

Cash provided by and used in financing activities during the three and nine months ended September 30, 2002 were $2 million and $5 million as compared with cash used in financing activities of $10 million and $17 million for the same periods in 2001. The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market.  The differences shown at the end of the third quarter of 2002 between proceeds from the issuance of common stock and the amounts paid to repurchase common stock represent a timing difference in the receipt of proceeds and the subsequent repurchase of outstanding shares.  During the third quarter of 2001, the Board of Directors authorized management to repurchase 2,000,000 shares of the Company’s common stock. The difference shown at the end of the third quarter of 2001 between proceeds from the issuance of common stock and the amounts paid to repurchase common stock is primarily due to the repurchase of stock under the discretionary plan authorized by the Board of Directors in September 2001.  As of September 30, 2001, the Company had repurchased 417,600 shares.  The repurchase was completed on October 11, 2001, at an average price of $22.56.

At September 30, 2002, working capital was $312.7 million, including cash and short-term investments of $287.4 million.  The Company had no long-term debt at September 30, 2002.  While the nature of its business does not require an extensive investment in property and equipment, the Company cannot eliminate the possibility that it could acquire an equity interest in property in certain geographic locations.  The Company currently expects to spend approximately $120 million on property and equipment in all of 2002.  In addition to normal capital expenditures for leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures, this total includes estimates for a building project in Egypt.  The Company expects to fund capital expenditures in 2002, with cash.

The Company borrows internationally and domestically under unsecured bank lines of credit.   During the third quarter of 2002, the Company entered into an unsecured line of credit agreement with a U.S. financial institution.  At September 30, 2002, the U.S. facility totaled $50 million and international bank lines of credit totaled $10.2 million.  In addition, the Company maintains a bank facility with its U.K. bank for $7.8 million.  At September 30, 2002, the Company was directly liable for $1.8 million drawn on these lines of credit and was contingently liable for an additional $32.4 million from standby letters of credit and guarantees related to these lines of credit and other obligations.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls.  At September 30, 2002, cash and cash equivalent balances of $142.5 million were held by the Company’s non-U.S. subsidiaries, of which $75.5 million was held in banks in the United States.  In addition, certain undistributed earnings of the Company’s subsidiaries accumulated through December 31, 1992 would, under most circumstances, be subject to some additional United States income tax if distributed to the Company.  Such undistributed earnings are approximately $41.9 million and the additional Federal and state taxes payable in a hypothetical distribution of such accumulated earnings would approximate $10.1 million.  The Company has not provided for this additional tax because the Company intends to reinvest such earnings to fund the expansion of its foreign activities, or to distribute them in a manner in which no significant additional taxes would be incurred.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% weakening of the U.S. Dollar, throughout the nine months ended September 30, 2002, would have had the effect of raising operating income approximately $7.4 million.  An average 10% strengthening of the U.S. Dollar, for the same period, would have had the effect of reducing operating income approximately $6.1 million.

The Company has approximately $6 million of intercompany transactions unsettled at any one point in time.  The Company currently does not use derivative financial instruments to manage foreign currency risk.  The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings.  The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At September 30, 2002, the Company had cash and cash equivalents and short-term investments of $287.4 million and short-term borrowings of $1.8 million, all subject to variable short-term interest rates.  A hypothetical change in the interest rate of 10% would have an immaterial impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure in the third quarter of 2002.

Item 4.      Controls and Procedures

Evaluation of Controls and Procedures

Within 90 days prior to the filing of this report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed.  Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

Exhibit 10.41

Credit Agreement between the Company and Wells Fargo Bank, National Association dated July 1, 2002 with respect to the Company’s $50,000,000 unsecured line of credit together with a Revolving Line of Credit Note due July 1, 2003.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

November 14, 2002	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer
(Principal Executive Officer)

November 14, 2002	/s/ R. JORDAN GATES
R. Jordan Gates, Executive Vice President — Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Peter J. Rose, Chairman and Chief Executive Officer of Expeditors International of Washington, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Expeditors International of Washington, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ PETER J. ROSE

Peter J. Rose Chairman and Chief Executive Officer

CERTIFICATIONS

I, R. Jordan Gates, Executive Vice President-Chief Financial Officer and Treasurer of Expeditors International of Washington, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Expeditors International of Washington, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ R. JORDAN GATES

R. Jordan Gates Executive Vice President-Chief Financial Officer and Treasurer

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Form 10-Q Index and Exhibits

September 30, 2002

Exhibit Number	Description

10.41

Credit Agreement between the Company and Wells Fargo Bank, National Association dated July 1, 2002 with respect to the Company’s $50,000,000 unsecured line of credit together with a Revolving Line of Credit Note due July 1, 2003.