Form 10-K
period 2002-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2003-03-28
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒    No  ☐

At June 28, 2002, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $2,707,934,005.

At March 10, 2003, the number of shares outstanding of registrant’s Common Stock was 104,414,289.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2003 Annual Meeting of Shareholders to be held on May 7, 2003 are incorporated by reference into Part III of this Form 10-K.

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

NORTH AMERICA

UNITED STATES	• Houston (4/92)	• El Paso (1/97)	MEXICO
• Seattle (5/79)	• Baltimore (4/92)	• Laredo (2/97)	• Mexico City (6/95)
• Chicago (7/81)	• Dallas (5/92)	• Nogales (2/97)	• Nuevo Laredo (4/97)
• San Francisco (7/81)	• Columbus (6/92)	• San Diego (7/97)	• Guadalajara (9/97)
• New York (11/81)	• Charlotte (7/92)	* Rochester (10/97)	• Nogales (1/99)
• Los Angeles (5/82)	• Newark (9/94)	• McAllen (4/98)	• Ciudad Juarez (5/00)
• Atlanta (8/83)	• Philadelphia (3/95)	• Pittsburgh (6/99)
• Boston (11/85)	• Charleston (6/95)	• Savannah (3/00)	SOUTH AMERICA
• Miami (3/86)	• Memphis (8/95)	• Washington, D.C. (9/00)
• Minneapolis (7/86)	• Salt Lake City (11/95)	• Kansas City (8/00)	ARGENTINA
• Denver (2/88)	* Syracuse (4/96)	• Nashville (10/01)	• Buenos Aires (1/98)
• Detroit (7/88)	• Norfolk (9/96)
• Portland (7/88)	• Indianapolis (11/96)	PUERTO RICO	BRAZIL
• Cincinnati (8/89)	• Port Huron-Blue Water Bridge (12/96)	• San Juan (5/95)	• Sao Paulo (9/95)
• Cleveland (7/90)	• Detroit-Ambassador Bridge (12/96)		• Rio de Janeiro (9/95)
• Phoenix (7/91)	• Lewiston-Queenston (12/96)	CANADA	• Campinas (9/95)
• Louisville (10/91)	• Dearborn-CPC (1/97)	• Toronto (5/84)	• Santos (10/97)
• St. Louis (4/92)	• Buffalo-Peace Bridge (1/97)	• Vancouver (9/95)	• Manaus (7/00)
		• Montreal (4/99)	• Belo Horizonte (12/00)
• Curitiba (3/01)

SOUTH AMERICA	MARIANA ISLANDS	ITALY	INDIA
(continued)	• Saipan (7/00)	• Milan (4/93)	• New Delhi (7/96)
CHILE		• Verona (4/93)	• Mumbai (Bombay) (1/97)
• Santiago (2/95)	PHILIPPINES	• Florence (3/98)	• Bangalore (6/97)
	• Manila (8/98)		• Chennai (Madras) (6/97)
COLOMBIA		THE NETHERLANDS
• Bogota (12/98)	SINGAPORE	• Amsterdam (6/94)	KUWAIT
• Cali (12/98)	• Singapore (9/81)	• Rotterdam (3/95)	# Kuwait City (7/97)

VENEZUELA	TAIWAN	PORTUGAL	LEBANON
• Caracas (1/01)	# Taipei (9/81)	• Lisbon (10/91)	• Beirut (8/99)
	# Kaohsiung (9/81)	• Oporto (10/91)
FAR EAST	# Taichung (9/81)		PAKISTAN
	# Hsin-Chu (9/89)	SPAIN	• Karachi (9/96)
BANGLADESH		• Barcelona (1/94)	• Lahore (9/96)
• Dhaka (6/89)	THAILAND	• Madrid (1/94)
• Chittagong (8/93)	• Bangkok (9/94)	• Alicante (4/96)	SAUDI ARABIA
# Riyadh (7/92)
CAMBODIA	VIETNAM	SWEDEN	# Jeddah (7/92)
• Phnom Penh (4/00)	• Ho Chi Minh City (5/00)	• Stockholm (1/94)
		• Goteborg (1/94)	SRI LANKA
CHINA	EUROPE		# Colombo (3/95)
• Beijing (7/94)		SWITZERLAND
• Guangzhou (4/94)	AUSTRIA	• Chiasso (2/01)	TURKEY
• Dalian (7/94)	• Vienna (11/95)		• Ankara (1/99)
• Shanghai (7/94)		UNITED KINGDOM	• Istanbul (1/99)
• Shenzhen (7/94)	BELGIUM	• London (4/86)	• Izmir (1/99)
• Qingdao (7/94)	• Brussels (7/90)	• Manchester (11/88)	• Mersin (1/99)
• Tianjin (7/94)	• Antwerp (4/91)	• Birmingham (3/90)
• Xi’an (7/94)		• Glasgow (4/92)	U.A.E.
• Xiamen (7/94)	THE CZECH REPUBLIC	• Bedford (6/94)	* Abu Dhabi (1/94)
• Nanjing (8/95)	• Prague (6/98)	• Swindon (3/97)	• Dubai (10/98)
• East Midlands (1/99)
HONG KONG	FINLAND	• Belfast (09/01)	CYPRUS
• Kowloon (9/81)	• Helsinki (4/94)	• Bristol (11/01)	* Nicosia (6/96)
* Larnaca (1/98)
INDONESIA	FRANCE	AUSTRALASIA
# Jakarta (12/90)	• Paris (1/97)		AFRICA
# Surabaya (2/92)	• Epinal (1/97)	AUSTRALIA
	• Lyon (1/97)	• Sydney (8/88)	SOUTH AFRICA
JAPAN	• Lille (3/97)	• Melbourne (8/88)	• Johannesburg (3/94)
• Tokyo (1/01)	• Bordeaux (7/00)	• Brisbane (10/93)	• Durban (3/94)
• Osaka (1/01)		• Perth (12/94)	• Capetown (1/97)
	GERMANY	• Adelaide (10/97)
KOREA	• Frankfurt (4/92)		MADAGASCAR
• Pusan (10/94)	• Munich (4/92)	FIJI	• Antananarivo (11/01)
• Seoul (10/94)	• Dusseldorf (4/92)	* Nadi (7/96)
• Bupyung (6/96)	• Stuttgart (4/92)	* Suva (5/97)	MAURITIUS
• Chonan (6/96)	• Hamburg (1/93)		• Port Louis (7/99)
• Kwangju (6/96)	• Nuremberg (1/01)	NEW ZEALAND
• Kumi (6/96)		• Auckland (8/88)
• Masan (6/96)	HUNGARY
• Taegu (6/96)	• Budapest (4/00)	NEAR/MIDDLE EAST

MALAYSIA	IRELAND	EGYPT
• Penang (11/87)	• Dublin (3/97)	• Cairo (2/95)
• Kuala Lumpur (6/90)	• Cork (3/97)	• Alexandria (2/95)
• Shannon (3/97)
GREECE
• Athens (2/99)

The Company was incorporated in the State of Washington in May 1979.  Its executive offices are located at 1015 Third Avenue, 12th Floor, Seattle, Washington, and its telephone number is (206) 674-3400.

The Company’s Internet address is http://www.expeditors.com.  The Company makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

For information concerning the amount of revenues, net revenues, operating income, identifiable assets, capital expenditures and depreciation and amortization attributable to the geographic areas in which the Company conducts its business, see Note 9 to the Consolidated Financial Statements.

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

Airfreight Services

Airfreight services accounted for approximately 42, 42, and 41 percent of the Company’s 2002, 2001, and 2000 consolidated revenues net of freight consolidation expenses (“net revenues”), respectively.  When performing airfreight services, the Company typically acts either as a freight consolidator or as an agent for the airline which carries the shipment.  When acting as a freight consolidator, the Company purchases cargo space from airlines on a volume basis and resells that space to its customers at lower rates than the customers could obtain directly from airlines.  When moving shipments between points where the volume of business does not facilitate consolidation, the Company receives and forwards individual shipments as the agent of the airline which carries the shipment. Whether acting as an agent or consolidator, the Company offers its customers knowledge of optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with space availability in periods of peak demand.

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

Customs Brokerage and Import Services

Customs brokerage and import services accounted for approximately 34, 35, and 38 percent of the Company’s 2002, 2001, and 2000 consolidated net revenues, respectively.  As a customs broker, the Company assists importers to clear shipments through customs by preparing required documentation, calculating and providing for payment of duties on behalf of the importer, arranging for any required inspections by governmental agencies, and arranging for delivery.  The Company also provides other services at destination including temporary warehousing, inland transportation, inventory management, cargo insurance and product distribution.

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

Ocean Freight and Ocean Services

Ocean freight services accounted for approximately 24, 23, and 21 percent of the Company’s 2002, 2001, and 2000 consolidated net revenues, respectively.  The Company’s revenues as an ocean freight forwarder are derived from commissions paid by the carrier and revenues from fees charged to customers for ancillary services which the Company may provide, such as preparing documentation, procuring insurance, arranging for packing and crating services, and providing consultation.  The Company operates Expeditors International Ocean (“EIO”), a Non-Vessel Operating Common Carrier (“NVOCC”) specializing in ocean freight consolidation from the Far East to the United States.   EIO also provides service, on a smaller scale, to and from any location where the Company has an office or agent.  As an NVOCC, EIO contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate.  EIO solicits less than container load (“LCL”) freight to fill the containers and charges lower rates than those available directly from shipping lines.  EIO also handles full container loads for customers that do not have annual shipping volumes sufficient to negotiate comparable contracts directly with the ocean carriers.  The Company does not own vessels and generally does not physically handle the cargo.

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

Employees

At January 31, 2003, the Company employed approximately 8,000 people, 2,800 in the United States and 500 in the balance of North America, 300 in South America, 1,300 in Europe, 2,200 in the Far East & Australasia, 700 in the Near/Middle East and 200 in Africa.  Approximately 1,000 of the Company’s employees are engaged principally in sales and marketing and customer service, 5,000 in operations and 2,000 in finance and administration.  The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be satisfactory.

In order to retain the services of highly qualified, experienced, and motivated employees, the Company places considerable emphasis on its incentive compensation programs and stock option plans.

Executive Officers of the Registrant

The following table sets forth the names, ages, and positions of current executive officers of the Company.

Name	Age	Position
Peter J. Rose	60	Chairman and Chief Executive Officer and director
James L.K. Wang	54	President-Asia and director
Glenn M. Alger	46	President and Chief Operating Officer
Sandy K.Y. Liu	55	Chief Operating Officer-Asia
R. Jordan Gates	47	Executive Vice President-Chief Financial Officer and Treasurer and director
Timothy C. Barber	43	Executive Vice President-Global Sales
Rommel C. Saber	45	Executive Vice President-Europe, Africa and Near/Middle East
Robert L. Villanueva	50	Executive Vice President-The Americas
Eugene K. Alger	42	Senior Vice President-North America
L. Manfred Amberger	54	Senior Vice President-Continental Europe
Jean Claude Carcaillet	57	Senior Vice President-Australasia
William J. Coogan	48	Senior Vice President-Ocean Cargo
Philip M. Coughlin	42	Senior Vice President-North America
Rosanne Esposito	51	Senior Vice President-Global Customs
Roger A. Idiart	49	Senior Vice President-Air Cargo
Jeffrey J. King	48	Senior Vice President-General Counsel and Secretary
David M. Lincoln	44	Senior Vice President and Chief Information Officer
Charles J. Lynch	42	Senior Vice President-Corporate Controller

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

Charles J. Lynch joined the Company in September 1984.  Mr. Lynch was promoted to Assistant Controller in July 1985 and Controller-Domestic Operations in January 1989.  Mr. Lynch was elected Corporate Controller in January 1991 and Vice President-Corporate Controller in January 1998.  In May 2002, Mr. Lynch was elected Senior Vice President-Corporate Controller.

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

ITEM 2 — PROPERTIES

The Company owns a 214,000 square foot office building in downtown Seattle; a 150,000 square foot warehouse/industrial office facility in Nassau County, New York; a 27,200 square foot office facility near Seattle-Tacoma International Airport; an 80,000 square foot office and warehouse facility on a ten-acre parcel near O’Hare International Airport in Chicago; a 5,500 square foot office facility in the Tsim Sha Tsui East district of Kowloon, Hong Kong; and a 10,900 square foot office facility in Taipei, Taiwan.  The Company also owns a 23,400 square foot office and warehouse facility on a long-term renewable land lease at the Brussels Cargo facility in Brussels, Belgium, and an 85,000 square foot office and warehouse facility in Dublin, Ireland.

During 2002, the Company acquired a 224,000 square foot office and warehouse facility on a 10.5 acre parcel in Middlesex County, New Jersey and a 15 acre parcel near Heathrow Airport in London.  In January 2003, the Company completed the purchase of a 320,000 square foot office and warehouse facility on 13.22 acres near the San Francisco, California International Airport.

The Company leases and maintains 60 additional offices and satellite locations in the United States and 124 offices throughout the world, each located close to an airport, ocean port, or on an important border crossing.  The majority of these facilities contain warehouse facilities.  Lease terms are either on a month-to-month basis or terminate at various times through 2013.  As an office matures, the Company will investigate the possibility of building or buying suitable facilities.  Lease payments currently aggregate to approximately $2,648,000 per month.  See Note 7 to the Company’s Consolidated Financial Statements.  The Company believes that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.

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

	Common Stock			Common Stock
Quarter	High	Low	Quarter	High	Low
2002			2001
First	31.17	25.50	First	30.375	21.75
Second	31.78	27.50	Second	32.96	22.30
Third	33.98	24.94	Third	31.13	20.975
Fourth	34.44	26.98	Fourth	29.50	21.735

There were 3,182 shareholders of record as of December 31, 2002.  Management estimates that there were approximately 18,000 beneficial shareholders at that date.

The Board of Directors declared semi-annual dividends during the two most recent fiscal years as follows:

June 17, 2002	$.06
December 16, 2002	$.06

June 15, 2001	$.05
December 17, 2001	$.05

ITEM 6 — SELECTED FINANCIAL DATA

Financial Highlights

In thousands except per share data

	2002	2001	2000	1999	1998

Revenues	$2,296,903	1,883,070	1,906,726	1,616,383	1,189,044
Net earnings	112,529	97,243	83,035	59,175	47,274
Basic earnings per share	1.08	.93	.81	.59	.48
Diluted earnings per share	1.03	.89	.76	.55	.45
Cash dividends paid per share	.12	.10	.07	.05	.04
Working capital	249,350	237,443	222,829	149,633	94,601
Total assets	879,948	688,437	661,740	535,461	419,493
Shareholders’ equity	523,812	414,623	361,784	282,385	217,198
Basic weighted average shares outstanding	103,893	104,160	102,305	100,274	98,468
Diluted weighted average shares outstanding	108,881	109,741	109,358	107,656	106,116

All share and per share information have been adjusted to reflect two 2-for-1 stock splits effected in June, 2002 and May, 1999.

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

Critical Accounting Policies and Estimates

A summary of the Company’s significant accounting policies can be found in Note 1 in the consolidated financial statements in this 10K.

Management believes that the nature of the Company’s business is such that there are few, if any, complex challenges in accounting for operations.  Revenue recognition is considered the critical accounting policy due to the complexity of arranging and managing global logistics and supply-chain management transactions.

Revenue Recognition          The Company derives its revenues from three principal sources: airfreight, ocean freight and customs brokerage and import services and these are the revenue categories presented in the financial statements.

As a non-asset based carrier, the Company does not own transportation assets.  Rather, the Company generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers.   The difference between the rate billed to customers (the sell rate), and the rate paid to the carrier (the buy rate) is termed “Net Revenue” or “yield”.  By consolidating shipments from multiple customers and concentrating its buying power, the Company is able to negotiate favorable buy rates from the direct carriers, while at the same time offering lower sell rates than customers would otherwise be able to negotiate themselves.

Airfreight revenues include the charges to the Company for carrying the shipments when the Company acts as a freight consolidator.  Ocean freight revenues include the charges to the Company for carrying the shipments when the Company acts as a Non-Vessel Operating Common Carrier (NVOCC).  In each case the Company is acting as an indirect carrier.  When acting as an indirect carrier, the Company will issue a House Airway Bill (HAWB) or a House Ocean Bill of Lading (HOBL) to customers as the contract of carriage.  In turn, when the freight is physically tendered to a direct carrier, the Company receives a contract of carriage known as a Master Airway Bill for airfreight shipments and a Master Ocean Bill of Lading for ocean shipments.  At this point, the risk of loss passes to the carrier, however, in order to claim for any such loss, the customer is first obligated to pay the freight charges.

Based upon the terms in the contract of carriage, revenues related to shipments where the Company issues an HAWB or an HOBL are recognized at the time the freight is tendered to the direct carrier at origin.  Costs related to the shipments are also recognized at this same time.

Revenues realized in other capacities, for instance, when the Company acts as an agent for the shipper, and does not issue an HAWB or an HOBL, include only the commissions and fees earned for the services performed.  These revenues are recognized upon completion of the services.

Customs brokerage and import services involves providing services at destination, such as helping customers clear shipments through customs by preparing required documentation, calculating and providing for payment of duties and other taxes on behalf of the customers as well as arranging for any required inspections by governmental agencies, and arranging for delivery.   This is a complicated function requiring technical knowledge of customs rules and regulations in the multitude of countries in which the Company has offices.  Revenues related to customs brokerage and import services are recognized upon completion of the services.

Arranging international shipments is a complex task.  Each actual movement can require multiple services.  In some instances, the Company is asked to perform only one of these services.  However, in most instances, the Company may perform multiple services.  These services include destination breakbulk services and value added ancillary services such as local transportation, export customs formalities, distribution services and logistics management.  Each of these services has an associated fee, which is recognized as revenue upon completion of the service.

Typically, the fees for each of these services are quoted as separate components, however, customers on occasion will request an all-inclusive rate for a set of services known in the industry as “door-to-door service.”  This means that the customer is billed a single rate for all services from pickup at origin to delivery at destination.  In these instances, the revenue for origin and destination services, as well as revenue that will be characterized as freight charges, is allocated to branches as set by preexisting Company policy perhaps supplemented by customer specific negotiations between the offices involved.  Each of the Company’s branches are independent profit centers and the primary compensation for the branch management group comes in the form of incentive-based compensation calculated directly from the operating income of that branch.  This compensation structure ensures that the allocation of revenue and expense among components of services, when provided under an all-inclusive rate, are done in an objective manner on a fair value basis, in accordance with Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.”

While judgments and estimates are a necessary component of any system of accounting, the Company’s use of estimates is limited primarily to the following areas that in the aggregate are not a major component of the Company’s statement of earnings:

•      accounts receivable valuation,

•      the useful lives of long-term assets,

•      the accrual of costs related to ancillary services the Company provides, and

•      establishment of adequate insurance liabilities for the portion of the freight related exposure which the Company has self insured.

In addition, certain undistributed earnings of the Company’s subsidiaries accumulated through December 31, 1992 would, under most circumstances, be subject to some additional United States income tax if distributed to the Company.  The Company has not provided for this additional income tax because the Company intends to reinvest such earnings to fund the expansion of its foreign activities, or to distribute them in a manner in which no significant additional taxes would be incurred.  Management believes that the methods utilized in all of these areas are non-aggressive in approach and consistent in application.  Management believes that there are limited, if any, alternative accounting principles or methods which could be applied to the Company’s transactions.  While the use of estimates means that actual future results may be different from those contemplated by the estimates, the Company believes that alternative principles and methods used for making such estimates would not produce materially different results than those reported.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001. Under the new rules, purchased goodwill and intangible assets with indefinite useful lives will no longer be amortized but will be subject to annual impairment tests in accordance with the provisions of the statements. Intangible assets with estimable useful lives are amortized over their respective useful lives, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The Company applied the new rules on accounting for goodwill and intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 did not have a material effect on the Company’s financial statements. The Company performed the required initial impairment test of goodwill as of January 1, 2002 and determined there was no impact on the consolidated earnings and financial position of the Company at that time.  For the year ended December 31, 2002, the Company performed the required annual impairment test during the fourth quarter and determined that no impairment had occurred.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or development and/or normal use of the asset. The Company is required and plans to adopt the provisions of SFAS No. 143 beginning in the first quarter of 2003.  Management does not anticipate that adoption of SFAS No. 143 will result in a significant impact on the Company’s consolidated financial condition or results of operations.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While this standard supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of that standard. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The Company adopted the provisions of SFAS No. 144 beginning in the first quarter of 2002.  Adoption of SFAS No. 144 had no impact on the consolidated earnings and financial position of the Company.

In November 2001, the FASB staff issued Topic D-103 (subsequently recharacterized as EITF 01-14), “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred.”  This staff announcement clarified certain provisions of EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” and among other things established when reimbursements are required to be shown gross as opposed to net.  EITF 01-14 also directed that the new rules should be applied in financial reporting periods beginning after December 15, 2001.  The clarifying rules now require the Company to henceforth report certain reimbursed incidental activities on a gross rather than net basis.  The Company has reclassified amounts in the 2001 and 2000 presentations to conform with the current presentation.

The following schedule shows the financial statement impact of the adoption by comparing the net amounts in the report on Form 10K filed on or about March 29, 2002, with the gross amounts reported in this current 10K.  There is no impact on net revenue, nor is there any impact on operating income or net earnings as a result of this change.

	For the years ended December 31,
	2001		2000
	Net	Gross	Net	Gross
Revenues:
Airfreight	$930,998	971,980	1,014,375	1,053,461
Ocean freight and ocean services	508,482	590,684	472,853	542,411
Customs brokerage and import services	213,153	320,406	207,953	310,854

Total Revenues	1,652,633	1,883,070	1,695,181	1,906,726

Costs:
Airfreight	676,496	717,478	788,947	828,033
Ocean freight and ocean services	369,601	451,803	357,879	427,437
Customs brokerage and import services	—	107,253	—	102,901

Total Costs	1,046,097	1,276,534	1,146,826	1,358,371

Net Revenues	$606,536	606,536	548,355	548,355

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The Company is required and plans to adopt the provisions of SFAS No. 146 beginning in the first quarter of 2003.  Management does not anticipate that adoption of SFAS No. 146 will result in a significant impact on the Company’s consolidated financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.   The provisions of FIN 45 require the Company to value and record the liability for any indirect or direct guarantees of the indebtedness of others entered into after December 31, 2002.  The Company does not expect compliance with FIN 45 to have a material impact on its consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  As the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have an impact on the Company’s consolidated financial position and results of operations.  The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial reports beginning with the quarter ending March 31, 2003.

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for 2002, 2001, and 2000, expressed as percentages of net revenues.  Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

	2002		2001		2000
In thousands	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues

Net Revenues:
Airfreight	$284,954	42%	$254,502	42%	$225,428	41%
Ocean freight and ocean services	164,114	24	138,881	23	114,974	21
Customs brokerage and import services	233,145	34	213,153	35	207,953	38

Net revenues	682,213	100	606,536	100	548,355	100

Operating Expenses:
Salaries and related costs	359,769	53	325,545	54	290,581	53
Other	151,435	22	134,974	22	130,250	24

Total operating expenses	511,204	75	460,519	76	420,831	77

Operating income	171,009	25	146,017	24	127,524	23
Other income, net	6,981	1	8,277	1	5,824	1

Earnings before income taxes	177,990	26	154,294	25	133,348	24
Income tax expense	65,461	10	57,051	9	50,313	9

Net earnings	$112,529	16%	$97,243	16%	$83,035	15%

2002 compared with 2001

Airfreight net revenues in 2002 increased 12% compared with 2001 primarily due to increased airfreight tonnages handled in 2002 as compared with 2001.  Airfreight margins decreased approximately 2% during 2002 as compared with 2001 as a result of rate increases initiated by air carriers during the third and fourth quarters in response to excess air cargo demands associated with the west coast port disruptions.  Efficient consolidations of dense and fluffy (volumetric) freight allowed the Company to optimize purchased transportation costs while still offering competitive rates to customers.  The Company’s North American export airfreight net revenues decreased 2% in 2002 compared to 2001.  Airfreight net revenues from the Far East and from Europe increased 22% and 12%, respectively, for 2002 compared with 2001.  Airfreight rates on Far East to North American trade lanes, the Company’s most dominant lane, remained strong throughout 2002, and were particularly strong during the fourth quarter.

Ocean freight and ocean services net revenues increased 18% in 2002 compared to 2001.  Ocean freight demand remained strong throughout 2002.  Ocean freight rates from the Far East, the Company’s largest trade lane fell throughout the year.   Ocean freight volumes increased during the last half of 2002, despite a 10-day disruption in service at the ports located on the west coast of the United States.  The aftermath of this disruption continued throughout the fourth quarter.  Management believes that the Company’s continued strong performance through this work disruption is a significant indication of both the strength of the Company’s relationships with its vendors and the expertise of its staff.  During 2002, management continued to expand market share, increase ocean tonnage, and increase net ocean freight revenues while offering competitive market rates to customers.  Changes in the regulatory environment in the United States continued to create new opportunities for the Company’s NVOCC operations to provide services to customers who had previously dealt directly with the ocean carriers.

Margins decreased 1% in 2002 as compared with 2001 because the Company reduced rates to increase volumes in response to an environment of falling prices which were a result of the overcapacity situation that existed in the ocean markets.  The Company continued its focus of offering competitive rates to customers at the retail level, while leveraging freight volumes to obtain favorable rates from carriers at the wholesale level.  Expeditors Cargo Management Systems (ECMS), a PC-based ocean freight consolidation management and purchase order tracking service, continued to be instrumental in attracting new business.  The Company’s North American export ocean freight net revenues increased 18% in 2002 compared to 2001.  This increase was a result of the Company handling more ocean shipments moving from North America to the Far East and, to a lesser extent, from North America to Europe.  Ocean freight net revenues from the Far East and from Europe increased 21% and 14%, respectively, for 2002 compared with 2001.

Customs brokerage and import services net revenues increased 9% in 2002 as compared with 2001 as a result of the Company’s growing reputation for providing high quality service and consolidation within the customs brokerage market as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program.

Salaries and related costs increased in 2002 compared to 2001 as a result of (1) the Company’s increased hiring of sales, operations, and administrative personnel in existing offices to accommodate increases in business activity and (2) increased compensation levels.  Salaries and related costs decreased 1% as a percentage of net revenues.  The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits.  Management believes that the growth in revenues, net revenues and net earnings for 2002 are a result of the incentives inherent in the Company’s compensation program.

Other operating expenses increased in 2002 as compared with 2001 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company’s growing operations.  Other operating expenses as a percentage of net revenues remained constant in 2002 as compared with 2001.  Management believes that this was significant as it reflects the successful achievement of cost containment objectives initiated at the branch level.  The ability to sustain these savings into future periods is contingent upon branch level management’s ability to adhere to these objectives.  During the fourth quarter of 2002, the Company evaluated the recoverability of certain other assets and determined that an impairment had occurred.  Accordingly, a $3.5 million loss was recorded as an operating expense.

Other income, net, decreased in 2002 as compared with 2001. Due to much lower interest rates on higher average cash balances and short-term investments during 2002, interest income decreased by $2.9 million.  The decrease in interest income during the year ended December 31, 2002, was offset by a $1.5 million gain on the sale of the Company’s former Dublin, Ireland facility.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations.  The Company’s consolidated effective income tax rate in 2002 was 36.8%, down marginally from the 37% rate experienced in the prior year.  The .2% decrease was caused primarily by a reduction in state tax expense required to be paid by the Company.

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

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. Dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents.  The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses.  Any such hedging activity during 2002, 2001 and 2000 was insignificant.  Net foreign currency gains realized in 2002 were $70,000.  Net foreign currency losses realized during 2001 were $366,000.  Net foreign currency gains realized during 2000 were $309,000.

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

On January 1, 1999, eleven of fifteen member countries of the European Union, later joined by Greece in January 2001, established fixed conversion rates between their existing currencies (“legacy currencies”) and a new common currency - the Euro.  The Euro trades on currency exchanges and may be used in business transactions.  The conversion to the Euro eliminates currency exchange rate risk between the member countries.  Beginning in January 2002, new Euro-denominated bills and coins were issued and legacy currencies began to be withdrawn from circulation. The Company has worked diligently to address the issues raised by the Euro currency conversion including the need to adapt computer systems and business processes to accommodate Euro-denominated transactions.  The conversion costs were not material. The Company is unable to predict the resulting impact, if any, on the Company’s consolidated financial statements of the change to one common currency within the European Union.   The Company has not experienced any significant disruption as a result of this phased conversion.

Sources of Growth

Historically, growth through aggressive acquisition has proven to be a challenge for many of the Company’s competitors and typically involves the purchase of significant “goodwill,” the value of which can be realized in large measure only by retaining the customers and profit margins of the acquired business.  As a result, the Company has pursued a strategy emphasizing organic growth supplemented by certain strategic acquisitions, where future economic benefit significantly exceeds the “goodwill” recorded in the transaction.

Office Additions

The Company did not open any offices during 2002.

Internal Growth

Management believes that a comparison of  “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth.  This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year.  The table below presents “same store” comparisons on a year-over-year basis for the years ended December 31, 2002, 2001 and 2000.

Same store comparisons for the years ended December 31,

	2002	2001	2000
Net revenues	12%	7%	23%
Operating income	16%	13%	36%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities.  Net cash provided by operating activities for the year ended December 31, 2002 was approximately $116 million, as compared with $168 million for 2001.  This $52 million decrease is principally due increased accounts receivable, offset by increased net earnings and increased accounts payable, accrued expenses and taxes payable.

The Company’s business is subject to seasonal fluctuations.  Cash flow fluctuates as a result of this seasonality.  Historically, the first quarter shows an excess of customer collections over customer billings.  This results in positive cash flow.  The increased activity associated with peak season (typically commencing late second or early third quarter) causes an excess of customer billings over customer collections.  This cyclical growth in customer receivables consumes available cash.  In the past, the Company has utilized short-term borrowings to satisfy normal operating expenditures when temporary cash outflows exceed cash inflows.  These short-term borrowings have been repaid when the trend reverses and customer collections exceed customer billings.  During 2002, short-term borrowings were not required in the United States; the market where cash flow pressures are most intense due to funds advanced in association with customs brokerage activity.

As a customs broker, the Company makes significant 5-10 business day cash advances for its customers’ obligations such as the payment of duties to U.S. Customs.  These advances are made as an accommodation for a select group of credit-worthy customers.  Cash advances are a “pass through” and are not recorded as a component of revenue and expense.  The billings of such advances to customers are accounted for as a direct increase in accounts receivable to the customer and a corresponding increase in accounts payable to governmental customs authorities.  As a result of these “pass through” billings, the conventional Days Sales Outstanding or DSO calculation does not directly measure collection efficiency.

Cash used in investing activities for the year ended December 31, 2002 was $113 million, as compared with $53 million during the same period of 2001.  The largest use of cash in investing activities is cash paid for capital expenditures.  For the year ended December 31, 2002, the Company made capital expenditures of $81 million as compared with $37 million for the same period in 2001.  Capital expenditures in 2002 included $59 million for acquisitions of real estate and office/warehouse facilities in New Jersey and the United Kingdom.  Capital expenditures in 2001 related primarily to investments in technology and office furniture and equipment. Cash of $31.3 million was paid into escrow during 2002 to acquire an office and warehouse facility near the San Francisco, California International Airport; the transaction closed on January 7, 2003.

Cash used in financing activities for the year ended December 31, 2002 was $13 million as compared with cash used in financing activities of $58 million for the same period in 2001.  In 2002, the Company paid down $0.4 million on short-term debt, as compared with $3 million for the same period of 2001.  The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market.  The differences between proceeds from the issuance of common stock and the amounts paid to repurchase common stock for the years ended December 31, 2002 and 2000 represent a timing difference in the receipt of proceeds and the subsequent repurchase of outstanding shares.  During the third quarter of 2001, the Board of Directors authorized management to repurchase 2,000,000 shares of the Company’s common stock.  The difference between proceeds from the issuance of common stock and the amounts paid to repurchase common stock for the year ended December 31, 2001 is primarily due to the repurchase of stock under the discretionary plan authorized by the Board of Directors in September 2001.  The repurchase of all 2,000,000 shares was completed on October 11, 2001 at an average price of $22.56 per share.  In November 2001, the Board of Directors expanded the Company’s Discretionary Stock Repurchase Program to allow for the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 100,000,000 shares of common stock.  As of December 31, 2002, no further shares had been repurchased under the amended discretionary plan.

At December 31, 2002, working capital was $249 million, including cash and short-term investments of $212 million. The Company had no long-term debt at December 31, 2002.  While the nature of its business does not require an extensive investment in property and equipment, the Company cannot eliminate the possibility that it could acquire an equity interest in property in certain geographic locations.  Excluding the acquisition of the office and warehouse facility near the San Francisco, California International Airport, described earlier, the Company currently expects to spend approximately $35 million for normal capital expenditures.  In addition to property and equipment, normal capital expenditures include leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures.  The Company expects to finance capital expenditures in 2003, with cash.

The Company borrows internationally and domestically under unsecured bank lines of credit.  During the third quarter of 2002, the Company entered into an unsecured line of credit agreement with a U.S. financial institution.  At December 31, 2002, the U.S. facility totaled $50 million and the international bank lines of credit totaled $10.3 million.  In addition, the Company maintains a bank facility with its U.K. bank for $8.1 million.  At December 31, 2002, the Company was directly liable for $1.3 million drawn on these lines of credit and was contingently liable for an additional $39.1 million from standby letters of credit and guarantees related to these lines of credit and other obligations.

At December 31, 2002, the Company’s contractual obligations and other commitments are as follows:

		Payments Due by Period
In thousands	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual Obligations:
Operating leases	$83,884	29,769	38,518	8,508	7,089
Unconditional purchase obligations	205,840	185,040	20,800	—	—

Total contractual cash obligations	$289,724	214,809	59,318	8,508	7,089

		Amount of Commitment Expiration Per Period
In thousands	Total amounts committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Other Commitments:
Lines of credit	$60,284	60,113	171	—	—
Credit facility	8,052	8,000	—	—	52
Standby letters of credit	39,137	35,988	521	—	2,628

Total commitments	$107,473	104,101	692	—	2,680

The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises.  As of December 31, 2002, the Company had repurchased and retired 5,257,703 shares of common stock at an average price of $12.34 per share over the period from 1994 through 2002.

The Company also has a Discretionary Stock Repurchase Plan under which it retired 2,000,000 shares of common stock as of October 11, 2001, at an average price of $22.56 per share.  In November 2001, this plan was expanded to allow for the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 100,000,000 shares of common stock.  As of December 31, 2002, no further shares had been repurchased under the amended discretionary plan.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls.  At December 31, 2002, cash and cash equivalent balances of $121.4 million were held by the Company’s non-U.S. subsidiaries, of which $47.1 million was held in banks in the United States.  In addition, certain undistributed earnings of the Company’s subsidiaries accumulated through December 31, 1992 would, under most circumstances, be subject to some additional United States income tax if distributed to the Company.  Such undistributed earnings are approximately $41.9 million and the additional Federal and state taxes payable in a hypothetical distribution of such accumulated earnings would approximate $10.1 million.  The Company has not provided for this additional tax because the Company intends to reinvest such earnings to fund the expansion of its foreign activities, or to distribute them in a manner in which no significant additional taxes would be incurred.

Impact of Inflation

To date, the Company’s business has not been adversely affected by inflation, nor has the Company experienced significant difficulty in passing carrier rate increases on to its customers by means of price increases.  Direct carrier rate increases could occur over the short- to medium-term period.  Due to the high degree of competition in the market place, these rate increases might lead to an erosion in the Company’s margins.  However, as the Company is not required to purchase or maintain extensive property and equipment and has not otherwise incurred substantial interest rate-sensitive indebtedness, the Company currently has limited direct exposure to increased costs resulting from increases in interest rates.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% weakening of the U.S. Dollar, throughout the year ended December 31, 2002, would have had the effect of raising operating income approximately $12.7 million.  An average 10% strengthening of the U.S. Dollar, for the same period, would have the effect of reducing operating income approximately $10.4 million.

The Company has approximately $9 million of intercompany transactions unsettled at any one point in time.  The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely around the world.  Any such hedging activity throughout the year ended December 31, 2002, was insignificant.  The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings.  The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At December 31, 2002, the Company had cash and cash equivalents and short-term investments of  $211.9 million and short-term borrowings of $1.3 million, all subject to variable short-term interest rates.  A hypothetical change in the interest rate of 10% would have an insignificant impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure between 2001 and 2002.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed on the pages listed below, as part of Part II, Item 8 of this report.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to information under the caption “Proposal 1 - Election of Directors” and to the information under the caption “Section 16(a) Reporting Delinquencies” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 2003.  See also Part I - Item 1 - Executive Officers of the Registrant.

ITEM 11 — EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to information under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 2003.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to information under the captions “Principal Holders of Voting Securities” and “Proposal 1 - Election of Directors” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 2003.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2002, regarding compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

as of December 31, 2002

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance, Other Than Securities to be Issued Upon Exercise of All Outstanding Options, Warrants and Rights

Equity Compensation Plans Approved by Security Holders	11,900,116	17.80	3,222,406

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	11,900,116	17.80	3,222,406

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to information under the caption “Executive Compensation” and “Certain Transactions” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 2003.

ITEM 14 — CONTROLS AND PROCEDURES

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

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

(15)	The Company’s 2002 Employee Stock Purchase Plan. See Exhibit 10.42.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report on Form 10-K.

(c) EXHIBITS

Exhibit Number	Exhibit

3.1

The Company’s Restated Articles of Incorporation and the Articles of Amendment thereto dated December 9, 1993.  (Incorporated by reference to Exhibit 3.1 to Form 10-K, filed on or about March 31, 1995.)

3.1.1	Articles of Amendment to the Restated Articles of Incorporation dated November 12, 1996. (Incorporated by reference to Exhibit 3.1.1 to Form 10-K, filed on or about March 31, 1997.)

3.1.2	Articles of Amendment to the Restated Articles of Incorporation dated May 20, 1999.

3.1.3	Articles of Amendment to the Restated Articles of Incorporation dated June 12, 2002.

3.2	The Company’s Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to Form 10-K, filed on or about March 28, 1994.)

10.4	The Company’s Amended 1985 Stock Option Plan. (Incorporated by reference to Exhibit 10.14 to Form 10-K, filed on or about March 28, 1991.)

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

10.41

Credit Agreement between the Company and Wells Fargo Bank, National Association dated July 1, 2002 with respect to the Company’s $50,000,000 unsecured line of credit together with a Revolving Line of Credit Note due July 1, 2003.  (Incorporated by reference to Exhibit 10.41 to Form 10-Q, filed on or about November 14, 2002.)

10.42

The Company’s 2002 Employee Stock Purchase Plan.  (Incorporated by reference to Appendix A of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about April 1, 2002.)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Certified Public Accountants.

99.1	Certificate of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2003

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

	By:	/s/ R. JORDAN GATES
R. Jordan Gates
Executive Vice President-Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2003.

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
(Michael J. Malone)

CERTIFICATIONS

I, Peter J. Rose, Chairman and Chief Executive Officer of Expeditors International of Washington, Inc., certify that:

1.     I have reviewed this annual report on Form 10-K of Expeditors International of Washington, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ PETER J. ROSE

Peter J. Rose Chairman and Chief Executive Officer

CERTIFICATIONS

I, R. Jordan Gates, Executive Vice President-Chief Financial Officer and Treasurer of Expeditors International of Washington, Inc., certify that:

1.     I have reviewed this annual report on Form 10-K of Expeditors International of Washington, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ R. JORDAN GATES

R. Jordan Gates Executive Vice President-Chief Financial Officer and Treasurer

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

COMPRISING ITEM 8

ANNUAL REPORT ON FORM 10-K

TO SECURITIES AND EXCHANGE COMMISSION FOR THE

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Seattle, Washington
February 21, 2003

Consolidated Balance Sheets

In thousands except share data

December 31,

	2002	2001
Current Assets:
Cash and cash equivalents	$211,859	218,677
Short-term investments	87	57
Accounts receivable, less allowance for doubtful accounts of $12,135 in 2002 and $10,410 in 2001	385,864	283,414
Other	7,676	9,109
Total current assets	605,486	511,257

Property and Equipment:
Buildings and leasehold improvements	112,512	89,179
Furniture, fixtures, equipment and purchased software	120,487	111,585
Vehicles	3,514	3,685
	236,513	204,449

Less accumulated depreciation and amortization	113,683	100,611
	122,830	103,838
Land	82,136	20,007
Net property and equipment	204,966	123,845
Goodwill, net	5,299	5,299
Deferred Federal and state income taxes	11,008	12,156
Other assets, net	53,189	35,880
	$879,948	688,437
Current Liabilities:
Short-term debt	$1,319	1,706
Accounts payable	248,302	195,826
Accrued expenses, primarily salaries and related costs	79,847	59,843
Deferred Federal and state income taxes	9,678	7,651
Federal, state, and foreign income taxes	16,990	8,788
Total current liabilities	356,136	273,814

Shareholders’ Equity:
Preferred stock, par value $.01 per share Authorized 2,000,000 shares; none issued	—	—
Common stock, par value $.01 per share Authorized 320,000,000 shares; issued and outstanding 104,220,940 shares at December 31, 2002 and 103,223,708 shares at December 31, 2001	1,042	1,032
Additional paid-in capital	21,701	15,588
Retained earnings	512,036	411,992
Accumulated other comprehensive loss	(10,967)	(13,989)

Total shareholders’ equity	523,812	414,623

Commitments and contingencies
	$879,948	688,437

See accompanying notes to consolidated financial statements.

Note:  All share and per share amounts have been adjusted to reflect a 2-for-1 stock split effected in June 2002.

Consolidated Statements of Earnings

In thousands except share data

Years ended December 31,

	2002	2001	2000
Revenues:
Airfreight	$1,206,057	971,980	1,053,461
Ocean freight and ocean services	728,174	590,684	542,411
Customs brokerage and import services	362,672	320,406	310,854
Total revenues	2,296,903	1,883,070	1,906,726

Operating Expenses:
Airfreight consolidation	921,103	717,478	828,033
Ocean freight consolidation	564,060	451,803	427,437
Customs brokerage and import services	129,527	107,253	102,901
Salaries and related costs	359,769	325,545	290,581
Rent and occupancy costs	40,816	36,294	29,253
Depreciation and amortization	22,725	23,544	22,481
Selling and promotion	19,796	20,163	20,231
Other	68,098	54,973	58,285
Total operating expenses	2,125,894	1,737,053	1,779,202
Operating income	171,009	146,017	127,524

Other Income (Expense):
Interest income	6,299	9,201	6,327
Interest expense	(178)	(521)	(432)
Other, net	860	(403)	(71)
Other income, net	6,981	8,277	5,824

Earnings before income taxes	177,990	154,294	133,348
Income tax expense	65,461	57,051	50,313
Net earnings	$112,529	97,243	83,035

Basic earnings per share	$1.08	.93	.81
Diluted earnings per share	$1.03	.89	.76
Weighted average basic shares outstanding	103,892,827	104,159,504	102,305,240
Weighted average diluted shares outstanding	108,881,369	109,741,340	109,358,036

See accompanying notes to consolidated financial statements.

Note:  All share and per share amounts have been adjusted to reflect a 2-for-1 stock split effected in June 2002.

Consolidated Statements of Shareholders’ Equity

and Comprehensive Income

In thousands except share data

Years ended December 31, 2002, 2001 and 2000

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Par value
Balance at December 31, 1999	101,288,814	$1,013	29,223	257,198	(5,049)	282,385

Exercise of stock options	1,711,610	17	4,825	—	—	4,842
Issuance of shares under stock purchase plan	408,036	4	5,395	—	—	5,399
Shares repurchased under provisions of stock repurchase plan	(506,134)	(5)	(11,497)	—	—	(11,502)
Tax benefits from employee stock plans	—	—	8,926	—	—	8,926
Comprehensive income
Net earnings	—	—	—	83,035	—	83,035
Foreign currency translation adjustments, net of deferred tax credit of $2,217	—	—	—	—	(4,117)	(4,117)
Total comprehensive income	—	—	—	—	—	78,918
Dividends paid ($.07 per share)	—	—	—	(7,184)	—	(7,184)
Balance at December 31, 2000	102,902,326	$1,029	36,872	333,049	(9,166)	361,784

Exercise of stock options	2,548,826	25	8,062	—	—	8,087
Issuance of shares under stock purchase plan	341,828	4	7,188	—	—	7,192
Shares repurchased under provisions of stock repurchase plans	(2,569,272)	(26)	(52,397)	(7,891)	—	(60,314)
Tax benefits from employee stock plans	—	—	15,863	—	—	15,863
Comprehensive income
Net earnings	—	—	—	97,243	—	97,243
Foreign currency translation adjustments, net of deferred tax credit of $2,597	—	—	—	—	(4,823)	(4,823)
Total comprehensive income	—	—	—	—	—	92,420
Dividends paid ($.10 per share)	—	—	—	(10,409)	—	(10,409)
Balance at December 31, 2001	103,223,708	$1,032	15,588	411,992	(13,989)	414,623

Exercise of stock options	1,222,608	12	8,187	—	—	8,199
Issuance of shares under stock purchase plan	358,940	4	8,557	—	—	8,561
Shares repurchased under provisions of stock repurchase plans	(584,316)	(6)	(16,589)	—	—	(16,595)
Tax benefits from employee stock plans	—	—	5,958	—	—	5,958
Comprehensive income
Net earnings	—	—	—	112,529	—	112,529
Foreign currency translation adjustments, net of deferred tax debit of $1,627	—	—	—	—	3,022	3,022
Total comprehensive income	—	—	—	—	—	115,551
Dividends paid ($.12 per share)	—	—	—	(12,485)	—	(12,485)
Balance at December 31, 2002	104,220,940	$1,042	21,701	512,036	(10,967)	523,812

See accompanying notes to consolidated financial statements.

Note:  All share and per share amounts have been adjusted to reflect a 2-for-1 stock split effected in June 2002.

Consolidated Statements of Cash Flows

In thousands

Years ended December 31,

	2002	2001	2000
Operating Activities:
Net earnings	$112,529	97,243	83,035
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	2,382	297	4,043
Depreciation and amortization	22,725	23,544	22,481
Deferred income tax expense (benefit)	(687)	2,377	1,203
Tax benefits from employee stock plans	5,958	15,863	8,926
Gain on sale of property and equipment	(1,696)	(169)	(35)
Amortization of cost in excess of net assets of acquired businesses and other intangible assets	950	1,074	920
Impairment write down of other assets	3,502	—	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(99,152)	64,772	(34,399)
Increase (decrease) in accounts payable, accrued expenses and taxes payable	71,089	(32,774)	57,805
Other	(1,107)	(4,613)	10,479
Net cash provided by operating activities	116,493	167,614	154,458

Investing Activities:
Decrease (increase) in short-term investments	(31)	1,698	(818)
Purchase of property and equipment	(81,427)	(37,382)	(25,582)
Proceeds from sale of property and equipment	4,151	789	702
Cash paid for note receivable secured by real estate	(4,262)	(10,208)	—
Cash held in escrow for real estate acquisition	(31,250)	—	—
Other	(333)	(7,754)	(3,783)

Net cash used in investing activities	(113,152)	(52,857)	(29,481)

Financing Activities:
Repayments of short-term debt, net	(395)	(2,632)	(14,501)
Proceeds from issuance of common stock	16,760	15,279	10,241
Repurchases of common stock	(16,595)	(60,314)	(11,502)
Dividends paid	(12,485)	(10,409)	(7,184)
Net cash used in financing activities	(12,715)	(58,076)	(22,946)

Effect of exchange rate changes on cash	2,556	(7,009)	(4,209)
Increase (decrease) in cash and cash equivalents	(6,818)	49,672	97,822
Cash and cash equivalents at beginning of year	218,677	169,005	71,183
Cash and cash equivalents at end of year	$211,859	218,677	169,005

Interest and Taxes Paid:
Interest	$176	524	208
Income taxes	37,111	41,825	19,442

Non-Cash Investing Activities – A note receivable of $14,470 was applied toward the purchase of land and a building in 2002.

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

C.            Short-term Investments

Short-term investments are designated as available-for-sale and cost approximates market at December 31, 2002 and 2001.

D.            Accounts Receivable

The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services.  Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates.

E.             Long-Lived Assets, Depreciation and Amortization

Property and equipment are recorded at cost and are depreciated or amortized on the straight-line method over the shorter of the assets’ estimated useful lives or lease terms. Useful lives for major categories of property and equipment are as follows:

Buildings	28 to 40 years
Furniture, fixtures, equipment and purchased software	3 to 5 years
Vehicles	3 to 5 years

Expenditures for maintenance, repairs, and renewals of minor items are charged to earnings as incurred.  Major renewals and improvements are capitalized.  Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income for the period.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001. Under the new rules, purchased goodwill and intangible assets with indefinite useful lives will no longer be amortized but will be subject to annual impairment tests in accordance with the provisions of the statements.  The Company applied the new rules on accounting for goodwill and intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 did not have a material effect on the Company’s financial statements. Goodwill amortization expense was $161 during each of the years ended December 31, 2001 and 2000.  The Company performed the required initial impairment test of goodwill as of January 1, 2002 and determined there was no impact on the consolidated earnings and financial position of the Company at that time.

Effective January 1, 2002, the Company ceased to amortize goodwill.  Goodwill is recorded net of accumulated amortization of $765 at December 31, 2002 and 2001.  For the year ended December 31, 2002, the Company performed the required annual impairment test during the fourth quarter and determined that no impairment had occurred.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While this standard supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of that standard. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.

Intangible assets with estimable useful lives are amortized over their respective useful lives, and reviewed for impairment in accordance with SFAS No. 144.  The Company adopted the provisions of SFAS No. 144 beginning in the first quarter of 2002.  Adoption of SFAS No. 144 had no impact on the consolidated earnings and financial position of the Company.

Other intangible assets consist principally of payments made to purchase customer lists of former agents in countries where the Company established its own presence by opening its own offices.  Other intangible assets are included in Other Assets, net and are amortized over their estimated useful lives for periods up to 15 years.

Balances as of December 31 are as follows:

	2002	2001

Identifiable intangible assets	$15,764	15,714
Less accumulated amortization	(6,044)	(5,094)
	$9,720	10,620
Aggregate amortization expense for the year ended December 31	$950	913

Estimated annual amortization expense will approximate $967 during each of the next five years.

F.             Revenues and Revenue Recognition

The Company derives its revenues from three principal sources: airfreight, ocean freight and customs brokerage and import services and these are the revenue categories presented in the financial statements.

As a non-asset based carrier, the Company does not own transportation assets.  Rather, the Company generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers.   The difference between the rate billed to customers (the sell rate), and the rate paid to the carrier (the buy rate) is termed “Net Revenue” or “yield”.  By consolidating shipments from multiple customers and concentrating its buying power, the Company is able to negotiate favorable buy rates from the direct carriers, while at the same time offering lower sell rates than customers would otherwise be able to negotiate themselves.

Airfreight revenues include the charges to the Company for carrying the shipments when the Company acts as a freight consolidator.  Ocean freight revenues include the charges to the Company for carrying the shipments when the Company acts as a Non-Vessel Operating Common Carrier (NVOCC).  In each case the Company is acting as an indirect carrier.  When acting as an indirect carrier, the Company will issue a House Airway Bill (HAWB) or a House Ocean Bill of Lading (HOBL) to customers as the contract of carriage.  In turn, when the freight is physically tendered to a direct carrier, the Company receives a contract of carriage known as a Master Airway Bill for airfreight shipments and a Master Ocean Bill of Lading for ocean shipments.  At this point, the risk of loss passes to the carrier, however, in order to claim for any such loss, the customer is first obligated to pay the freight charges.

Based upon the terms in the contract of carriage, revenues related to shipments where the Company issues an HAWB or an HOBL are recognized at the time the freight is tendered to the direct carrier at origin.  Costs related to the shipments are also recognized at this same time.

Revenues realized in other capacities, for instance, when the Company acts as an agent for the shipper, and does not issue an HAWB or an HOBL, include only the commissions and fees earned for the services performed.  These revenues are recognized upon completion of the services.

Customs brokerage and import services involves providing services at destination, such as helping customers clear shipments through customs by preparing required documentation, calculating and providing for payment of duties and other taxes on behalf of the customers as well as arranging for any required inspections by governmental agencies, and arranging for delivery.   This is a complicated function requiring technical knowledge of customs rules and regulations in the multitude of countries in which the Company has offices.  Revenues related to customs brokerage and import services are recognized upon completion of the services.

Arranging international shipments is a complex task.  Each actual movement can require multiple services.  In some instances, the Company is asked to perform only one of these services.  However, in most instances, the Company may perform multiple services.  These services include destination breakbulk services and value added ancillary services such as local transportation, export customs formalities, distribution services and logistics management.  Each of these services has an associated fee, which is recognized as revenue upon completion of the service.

Typically, the fees for each of these services are quoted as separate components, however, customers on occasion will request an all-inclusive rate for a set of services known in the industry as “door-to-door service.”  This means that the customer is billed a single rate for all services from pickup at origin to delivery at destination.  In these instances, the revenue for origin and destination services, as well as revenue that will be characterized as freight charges, is allocated to branches as set by preexisting Company policy perhaps supplemented by customer specific negotiations between the offices involved.  Each of the Company’s branches are independent profit centers and the primary compensation for the branch management group comes in the form of incentive-based compensation calculated directly from the operating income of that branch.  This compensation structure ensures that the allocation of revenue and expense among components of services, when provided under an all-inclusive rate, are done in an objective manner on a fair value basis, in accordance with Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.”

In November 2001, the FASB staff issued Topic D-103 (subsequently re-characterized as EITF 01-14), “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred.”  This staff announcement clarified certain provisions of EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” and among other things established when reimbursements are required to be shown gross as opposed to net.  EITF 01-14 also directed that the new rules should be applied in financial reporting periods beginning after December 15, 2001.  Beginning in the first quarter of 2002, the Company has complied with the guidance in EITF 01-14.  Prior to the adoption of EITF 01-14, the Company recorded such reimbursements on a net basis.  The Company has reclassified amounts in the 2001 and 2000 presentations to conform with the current presentation.  The amounts reclassified resulted in an increase to Total Revenues and Transportation Costs of $230,437 in 2001 and $211,545 in 2000.  There was no impact on net revenue nor was there any impact on operating income and net earnings as a result of this change.

G.            Income Taxes

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

H.            Net Earnings per Common Share

Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding.  Dilutive potential common shares represent outstanding stock options.  Basic earnings per share is calculated using the weighted average of common shares outstanding without taking into consideration dilutive potential common shares outstanding.

I.              Stock Option Plans

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  As the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have an impact on the Company’s consolidated financial position and results of operations.  The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial reports beginning with the quarter ending March 31, 2003.

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option and its employee stock purchase rights plans.  Accordingly, no compensation cost has been recognized for its fixed stock option or employee stock purchase rights plans.  Had compensation cost for the Company’s three stock based compensation and employee stock purchase rights plans been determined consistent with SFAS No. 123, the Company’s net earnings, basic earnings per share and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000
Net earnings - as reported	$112,529	97,243	83,035
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18,873)	(14,309)	(9,945)
Net earnings - pro forma	$93,656	82,934	73,090

Basic earnings per share — as reported	$1.08	.93	.81
Basic earnings per share — pro forma	$.90	.80	.71

Diluted earnings per share — as reported	$1.03	.89	.76
Diluted earnings per share — pro forma	$.89	.78	.69

See Note 5C. for information on the assumptions used to estimate the fair value of option grants.

J.             Foreign Currency

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

The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure.  Accordingly, the Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world.  Such hedging activity during 2002, 2001 and 2000 was insignificant.  Net foreign currency gains realized during 2002 were $70.  Net foreign currency losses realized during 2001 were $366.  Net foreign currency gains realized during 2000 were $309.

K.            Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles in the United States, are excluded from net income.  For the Company, these consist of foreign currency translation gains and losses, net of related income tax effects.

L.             Segment Reporting

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

M.           Use of Estimates

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

N.            Reclassification

Certain prior year amounts have been reclassified to conform with the 2002 presentation.

O.            New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or development and/or normal use of the asset. The Company is required and plans to adopt the provisions of SFAS No. 143 beginning in the first quarter of 2003.  Management does not anticipate that adoption of SFAS No. 143 will result in a significant impact on the Company’s consolidated financial condition or results of operations.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The Company is required and plans to adopt the provisions of SFAS No. 146 beginning in the first quarter of 2003.  Management does not anticipate that adoption of SFAS No. 146 will result in a significant impact on the Company’s consolidated financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  The provisions of FIN 45 require the Company to value and record the liability for any indirect or direct guarantees of the indebtedness of others entered into after December 31, 2002.  The Company does not expect compliance with FIN 45 to have a material impact on its consolidated financial position or results of operations.

NOTE 2.  OTHER ASSETS

Other assets at December 31, 2002 included $31,250 paid into escrow in anticipation of purchasing an office and warehouse facility near the San Francisco, California International Airport.  This transaction closed on January 7, 2003.

During the fourth quarter of 2002, the Company evaluated the recoverability of certain other assets and determined that an impairment had occurred.  Accordingly, a $3,502 loss was recorded as an operating expense.

NOTE 3.  CREDIT ARRANGEMENTS

The Company has a $50,000 United States bank line of credit extending through July 1, 2003.  Borrowings under the line bear interest at LIBOR + .75% (2.25% at December 31, 2002) and are unsecured.  As of December 31, 2002, the Company had no borrowings under this line.

The majority of the Company’s foreign subsidiaries maintain bank lines of credit for short-term working capital purposes.  These credit lines are supported by standby letters of credit issued by a United States bank, or guarantees issued by the Company to the foreign banks issuing the credit line.  Lines of credit totaling $10,284 and $9,396 at December 31, 2002 and 2001, respectively, bear interest at rates up to 3% over the foreign banks’ equivalent prime rates.  At December 31, 2002 and 2001, the Company was liable for $1,319 and $1,706, respectively, of borrowings under these lines, and at December 31, 2002 was contingently liable for approximately $39,138 under outstanding standby letters of credit and guarantees related to these lines of credit and other obligations.

In addition, at December 31, 2002 the Company had an $8,052 credit facility with a United Kingdom bank (U.K. facility), secured by a corporate guarantee.  The Company was contingently liable under the U.K. facility at December 31, 2002 for $8,052 used to secure customs bonds issued to foreign governments.

At December 31, 2002, the Company was in compliance with all restrictive covenants of these credit lines and the associated credit facilities, including maintenance of certain minimum asset, working capital and equity balances and ratios.

NOTE 4.  INCOME TAXES

Income tax expense for 2002, 2001 and 2000 includes the following components:

	Federal	State	Foreign	Total
2002
Current	$18,937	3,120	38,133	60,190
Deferred	4,067	1,204	—	5,271
	$23,004	4,324	38,133	65,461
2001
Current	$9,921	2,806	26,084	38,811
Deferred	16,511	1,729	—	18,240
	$26,432	4,535	26,084	57,051
2000
Current	$9,717	2,802	27,665	40,184
Deferred	7,975	2,154	—	10,129
	$17,692	4,956	27,665	50,313

Income tax expense differs from amounts computed by applying the U.S. Federal income tax rate of 35% to earnings before income taxes as a result of the following:

	2002	2001	2000
Computed “expected” tax expense	$62,297	54,003	46,672
Increase (reduction) in income taxes resulting from:
State income taxes, net of Federal income tax benefit	2,810	2,948	3,221
Decrease in valuation allowance for deferred tax assets	(1)	(7)	(68)
Other, net	355	107	488
	$65,461	57,051	50,313

The components of earnings before income taxes are as follows:

	2002	2001	2000
United States	$46,054	46,684	34,176
Foreign	131,936	107,610	99,172
	$177,990	154,294	133,348

The tax effects of temporary differences, tax credits and operating loss carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are as follows:

Years ended December 31,	2002	2001
Deferred Tax Assets:
Foreign tax credits related to unremitted foreign earnings	$64,718	49,957
Accrued intercompany and third party charges, deductible for taxes upon economic performance (i.e. actual payment)	3,149	2,867
Foreign currency translation adjustment	6,139	7,766
Provision for doubtful accounts receivable	2,262	2,115
Excess of financial statement over tax depreciation	4,266	3,826
Other	1,151	1,112
Total gross deferred tax assets	81,685	67,643
Less valuation allowance	—	(1)
	81,685	67,642

Deferred Tax Liabilities:
Unremitted foreign earnings	(71,800)	(55,887)
Other	(8,555)	(7,250)

Total gross deferred tax liabilities	$(80,355)	(63,137)
Net deferred tax assets	$1,330	4,505
Plus current deferred tax liabilities	$9,678	7,651
Noncurrent deferred tax assets	$11,008	12,156

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

NOTE 5.  SHAREHOLDERS’ EQUITY

A.            Dividends

On May 8, 2002, the Board of Directors declared a 2-for-1 stock split, effected in the form of a stock dividend of one share of common stock for every share outstanding, and increased the authorized common stock to 320,000,000 shares.  The stock dividend was distributed on June 24, 2002 to shareholders of record on June 10, 2002. All share and per share information, except par value per share, has been adjusted for all years to reflect the stock split.

B.            Stock Repurchase Plans

The Company has a Non-Discretionary Stock Repurchase Plan under which management is authorized to repurchase up to 10,000,000 shares of the Company’s common stock in the open market with the proceeds received from the exercise of Employee and Director Stock Options.  As of December 31, 2002, the Company had repurchased and retired 5,257,703 shares of common stock at an average price of $12.34 per share over the period from 1994 through 2002.

In September 2001, the Board of Directors approved a Discretionary Stock Repurchase Plan to repurchase and retire 2,000,000 shares of common stock.  As of October 11, 2001, all 2,000,000 shares had been repurchased and retired under the plan at an average price of $22.56 per share.  In November 2001, the Board of Directors expanded the Company’s Discretionary Stock Repurchase Plan to allow for the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 100,000,000 shares of common stock.  As of December 31, 2002, no further shares had been repurchased under the amended discretionary plan.

C.            Stock Option Plans

The Company has two stock option plans (the “1985 Plan” and the “1997 Plan”) for employees under which the Board of Directors may grant officers and key employees options to purchase common stock at prices equal to or greater than market value on the date of grant.  The 1985 Plan provides for non-qualified grants at exercise prices equal to or greater than the market value on the date of grant. Outstanding options generally vest and become exercisable over periods up to five years from the date of grant and expire no more than 10 years from the date of grant. The 1997 Plan provides for qualified and non-qualified grants of options to purchase shares, limited to not more than 200,000 per person per year.  Grants less than or equal to 40,000 shares in any fiscal year, are granted at or above common stock prices on the date of grant.  Any 1997 Plan grants in excess of the initial 40,000 shares granted per person per year (“Excess Grants”) require an exercise price of not less than 120% of the common stock price on the date of grant.  Excess Grants under the 1997 Plan vest completely in 3 years,  and expire no later than 5 years, from the date of grant.

The Company also has a stock option plan (“Directors’ Plan”) under which non-employee directors elected at each annual meeting are granted non-qualified options to purchase 16,000 shares of common stock on the first business day of the month following the meeting.

Upon the exercise of non-qualified stock options, the Company derives a tax deduction measured by the excess of the market value over the option price at the date of exercise.  The related tax benefit is credited to additional paid-in capital.

Details regarding the plans are as follows:

	Unoptioned Shares			Outstanding Options
	1985 Plan	1997 Plan	Directors’ Plan	Number of shares	Weighted average price per share
Balance at December 31, 1999	376,456	3,267,400	112,000	11,449,710	$6.74
Options granted	(190,000)	(1,562,500)	(64,000)	1,816,500	$19.04
Options exercised	—	—	—	(1,711,610)	$2.83
Options canceled	137,000	273,850	—	(410,850)	$11.87
Balance at December 31, 2000	323,456	1,978,750	48,000	11,143,750	$9.15

Options authorized	—	5,000,000	400,000	—	$—
Options granted	(220,000)	(2,060,800)	(64,000)	2,344,800	$25.05
Options exercised	—	—	—	(2,548,826)	$3.18
Options canceled	—	271,200	—	(271,200)	$16.64
Balance at December 31, 2001	103,456	5,189,150	384,000	10,668,524	$13.89

Options granted	(100,000)	(2,515,050)	(64,000)	2,679,050	$28.61
Options exercised	—	—	—	(1,222,608)	$6.71
Options canceled	—	224,850	—	(224,850)	$21.32
Balance at December 31, 2002	3,456	2,898,950	320,000	11,900,116	$17.80

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

	2002	2001	2000
Dividend yield	.41%	.38%	.48%
Volatility	49%	51%	51%
Risk-free interest rates	2.0 – 5.2%	3.6 – 5.4%	5.1 – 6.4%
Expected life (years) — stock option plans	4.9 – 8.4	5.2 – 8.5	5.6
Expected life (years) — stock purchase rights plan	1	1	1
Weighted average fair value of stock options granted during the year	$13.45	12.68	9.81
Weighted average fair value of stock purchase rights	$7.88	8.79	8.95

The following table summarizes information about fixed-price stock options outstanding at December 31, 2002:

Range of exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1.60 — 3.88	1,834,400	2.3 years	$2.80	1,834,400	$2.80
$6.27 — 14.63	1,972,616	5 years	$9.47	1,583,116	$9.10
$16.04 — 18.95	3,165,950	6.8 years	$17.51	728,950	$16.04
$20.69 — 26.85	2,226,200	8.3 years	$24.74	64,000	$20.69
$28.58 — 34.30	2,700,950	9.3 years	$28.69	128,000	$30.44
$1.60 — 34.30	11,900,116	6.7 years	$17.80	4,338,466	$8.40

The number of stock options exercisable at December 31, 2001 and 2000, were respectively, 3,983,924, at a weighted average exercise price of $5.78 per share, and 5,194,000, at a weighted average exercise price of $3.39 per share.

D.            Basic and Diluted Earnings Per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share in 2002, 2001 and 2000.

	Net earnings	Weighted average shares	Earnings per share
2002

Basic earnings per share	$112,529	103,892,827	$1.08
Effect of dilutive potential common shares	—	4,988,542	—
Diluted earnings per share	$112,529	108,881,369	$1.03

2001

Basic earnings per share	$97,243	104,159,504	$.93
Effect of dilutive potential common shares	—	5,581,836	—
Diluted earnings per share	$97,243	109,741,340	$.89

2000

Basic earnings per share	$83,035	102,305,240	$.81
Effect of dilutive potential common shares	—	7,052,796	—
Diluted earnings per share	$83,035	109,358,036	$.76

For the years ended December 31, 2002, 2001 and 2000, options to purchase 76,600 shares, 66,400 shares and 5,900 shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock for the period of $29.58, $26.76 and $22.51, respectively, were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

E.             Stock Purchase Plan

In May 2002, the shareholders approved the Company’s 2002 Employee Stock Purchase Plan (“2002 Plan”), which became effective August 1, 2002 upon the expiration of the 1988 Employee Stock Purchase Plan (“1988 Plan”) on July 31, 2002.  The Company’s 2002 Plan provides for 2,152,726 shares of the Company’s common stock, including 152,726 remaining shares transferred from the 1988 Plan, to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year.  The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of (1) 85% of the fair market value of the Company’s stock on July 31 or (2) 85% of the fair market value of the Company’s stock on the preceding August 1.  At December 31, 2002, $5,262 had been withheld in connection with the 2002 Plan year ending July 31, 2003.

NOTE 6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, other than cash, consist primarily of cash equivalents, short-term investments, accounts receivable, short-term debt, accounts payable and accrued expenses.  The fair values of these financial instruments approximate their carrying amounts based upon market interest rates or their short-term nature.

NOTE 7.  COMMITMENTS

A.            Leases

The Company occupies office and warehouse facilities under terms of operating leases expiring up to 2010.  Total rent expense for 2002, 2001 and 2000 was $28,147, $24,323 and $19,390, respectively.  At December 31, 2002, future minimum annual lease payments under all leases are as follows:

2003	$29,769
2004	20,915
2005	11,390
2006	6,213
2007	5,131
Thereafter	10,466
$83,884

B.            Employee Benefits

The Company has employee savings plans under which the Company provides a discretionary matching contribution.   In 2002, 2001, and 2000, the Company’s contributions under the plans were $3,292, $2,937, and $2,596, respectively.

NOTE 8. CONTINGENCIES

The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s financial condition.

NOTE 9.  BUSINESS SEGMENT INFORMATION

Financial information regarding the Company’s 2002, 2001, and 2000 operations by geographic area are as follows:

	United States	Other North America	Far East	Europe	Australia/ New Zealand	Latin America	Middle East	Elimi- nations	Consoli- dated
2002
Revenues from
unaffiliated customers	$464,519	69,395	1,294,107	314,582	23,534	26,118	104,648	—	2,296,903
Transfers between geographic areas	30,032	2,278	6,090	9,398	4,041	3,356	2,824	(58,019)	—
Total revenues	$494,551	71,673	1,300,197	323,980	27,575	29,474	107,472	(58,019)	2,296,903

Net revenues	$274,230	39,234	204,299	112,136	15,103	10,732	26,479	—	682,213
Operating income	$40,009	9,401	90,917	18,215	3,521	1,553	7,393	—	171,009
Identifiable assets at year end	$436,439	40,262	144,877	210,849	14,553	7,696	25,272	—	879,948
Capital expenditures	$13,997	1,086	2,917	60,701	1,057	186	1,483	—	81,427
Depreciation and amortization	$12,386	1,393	2,796	4,079	571	529	971	—	22,725
Equity	$523,812	21,816	112,199	41,604	10,049	967	9,958	(196,593)	523,812

2001
Revenues from
unaffiliated customers	$476,134	52,126	958,698	272,460	17,688	24,708	81,256	—	1,883,070
Transfers between geographic areas	22,222	1,573	5,747	9,672	3,406	3,073	2,920	(48,613)	—
Total revenues	$498,356	53,699	964,445	282,132	21,094	27,781	84,176	(48,613)	1,883,070

Net revenues	$250,472	29,121	174,259	106,824	11,465	10,330	24,065	—	606,536
Operating income (loss)	$41,466	4,506	70,546	19,793	2,555	(197)	7,348	—	146,017
Identifiable assets at year end	$403,550	21,244	112,627	118,170	11,101	8,027	20,412	(6,694)	688,437
Capital expenditures	$12,194	1,486	2,717	17,009	654	1,087	2,235	—	37,382
Depreciation and amortization	$13,264	1,416	3,381	3,290	527	663	1,003	—	23,544
Equity	$414,623	5,303	96,664	31,031	8,369	334	7,971	(149,672)	414,623

2000
Revenues from
unaffiliated customers	$499,987	43,057	1,001,797	252,951	17,765	18,358	72,811	—	1,906,726
Transfers between geographic areas	22,437	1,255	3,866	9,649	3,235	2,772	3,025	(46,239)	—
Total revenues	$522,424	44,312	1,005,663	262,600	21,000	21,130	75,836	(46,239)	1,906,726

Net revenues	$241,844	24,172	138,671	103,725	11,289	8,331	20,323	—	548,355
Operating income	$38,569	3,210	53,595	23,682	2,321	1,422	4,725	—	127,524
Identifiable assets at year end	$352,737	21,215	119,056	115,631	11,040	9,531	19,676	12,854	661,740
Capital expenditures	$13,075	1,925	3,591	3,876	550	1,037	1,528	—	25,582
Depreciation and amortization	$12,529	1,106	3,712	3,187	542	342	1,063	—	22,481
Equity	$361,784	4,582	98,713	31,371	7,117	897	5,997	(148,677)	361,784

The Company charges its subsidiaries and affiliates for services rendered in the United States on a cost recovery basis.

No single country outside the United States represented more than 10% of the Company’s total revenue in any period presented with the exception of Hong Kong which represented 16%, 12% and 14% in 2002, 2001 and 2000, respectively, and Taiwan which represented 12% and 13% in 2001 and 2000, respectively.  No single country outside of the United States represented more than 10% of the Company’s total identifiable assets in any period presented with the exception of the United Kingdom which represented 12% in 2002.

NOTE 10.  QUARTERLY RESULTS (UNAUDITED)

	1st	2nd	3rd	4th
2002
Revenues	$449,540	535,756	620,394	691,213
Net revenues	146,706	156,144	177,761	201,602
Net earnings	22,230	23,684	30,619	35,996
Basic earnings per share	.22	.23	.29	.35
Diluted earnings per share	.20	.22	.28	.33

2001
Revenues	$457,620	445,513	489,279	490,658
Net revenues	145,686	147,767	157,819	155,264
Net earnings	21,158	21,599	27,369	27,117
Basic earnings per share	.21	.21	.26	.26
Diluted earnings per share	.19	.20	.25	.25

Net revenues are determined by deducting freight consolidation costs from total revenues.  The sum of quarterly per share data may not equal the per share total reported for the year.

SCHEDULE II

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

Description	Balance at beginning of year	Additions		Deductions write-offs	Balance at end of year
		Charged to costs and expenses	Other
		(in thousands)
Allowance for doubtful accounts receivable

2002	$10,410	$2,382	$—	$657	$12,135

2001	$11,825	$297	$—	$1,712	$10,410

2000	$10,266	$4,043	$—	$2,484	$11,825

S-1

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

ANNUAL REPORT

ON

FORM 10-K

FOR FISCAL YEAR ENDED

DECEMBER 31, 2002

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description

3.1.2	Articles of Amendment to the Restated Articles of Incorporation dated May 20, 1999.

3.1.3	Articles of Amendment to the Restated Articles of Incorporation dated June 12, 2002.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Certified Public Accountants.

99.1	Certificate of Chief Executive Officer and Chief Financial Officer.