Form 10-Q
period 2003-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2003-05-15
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

At May 8, 2003, the number of shares outstanding of the issuer’s Common Stock was 104,462,879.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share data)

(Unaudited)

	March 31, 2003	December 31, 2002

Assets

Current assets:
Cash and cash equivalents	$272,245	$211,859
Short-term investments	46	87
Accounts receivable, less allowance for doubtful accounts of $12,231 at March 31, 2003 and $12,135 at December 31, 2002	358,645	385,864
Other current assets	10,487	7,676

Total current assets	641,423	605,486

Property and equipment, less accumulated depreciation and amortization of $119,475 at March 31, 2003 and $113,683 at December 31, 2002	233,742	204,966
Goodwill, less accumulated amortization of $765 at March 31, 2003 and December 31, 2002	5,725	5,299
Deferred Federal and state income taxes	10,504	11,008
Other assets, net	21,274	53,189

	$912,668	$879,948

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term debt	525	1,319
Accounts payable	257,964	248,302
Accrued expenses, primarily salaries and related costs	76,832	79,847
Deferred Federal and state income taxes	12,854	9,678
Federal, state and foreign income taxes	12,191	16,990

Total current liabilities	360,366	356,136

Shareholders’ equity:
Preferred stock, par value $.01 per share. Authorized 2,000,000 shares; none issued	—	—

Common stock, par value $.01 per share. Authorized 320,000,000 shares; issued and outstanding 104,446,479 shares at March 31, 2003, and 104,220,940 shares at December 31, 2002	1,044	1,042
Additional paid-in capital	23,674	21,701
Retained earnings	537,155	512,036
Accumulated other comprehensive loss	(9,571)	(10,967)

Total shareholders’ equity	552,302	523,812

	$912,668	$879,948

See accompanying notes to condensed consolidated financial statements.

Note:  All 2002 share and per share amounts have been adjusted for the 2-for-1 stock split effective June 2002.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings
(In thousands, except share data)

(Unaudited)

	Three months ended March 31,
	2003	2002

Revenues:
Airfreight	$266,814	$225,581
Ocean freight and ocean services	190,345	145,388
Customs brokerage and import services	99,187	78,571

Total revenues	556,346	449,540

Operating expenses:
Airfreight consolidation	201,340	166,554
Ocean freight consolidation	147,853	109,729
Customs brokerage and import services	37,127	26,551
Salaries and related costs	93,540	80,829
Rent and occupancy costs	10,995	9,725
Depreciation and amortization	5,779	5,661
Selling and promotion	5,307	4,438
Other	16,876	13,407

Total operating expenses	518,817	416,894

Operating income	37,529	32,646

Interest expense	(48)	(66)
Interest income	980	1,444
Other, net	790	1,257

Other income, net	1,722	2,635

Earnings before income taxes	39,251	35,281
Income tax expense	14,132	13,051

Net earnings	$25,119	$22,230

Diluted earnings per share	$.23	$ . 20

Basic earnings per share	$.24	$ . 22

Weighted average diluted shares outstanding	108,724,489	108,840,858

Weighted average basic shares outstanding	104,318,328	103,381,112

See accompanying notes to condensed consolidated financial statements.

Note:  All 2002 share and per share amounts have been adjusted for the 2-for-1 stock split effective June 2002.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three months ended March 31,
	2003	2002
Operating activities:
Net earnings	$25,119	$22,230
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	198	(124)
Deferred income tax expense	2,944	4,070
Tax benefits from employee stock plans	2,157	3,008
Depreciation and amortization	5,779	5,661
Gain on sale of property and equipment	(43)	(1,478)
Other	983	250
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	27,554	(3,951)
Increase in other current assets	(1,027)	(1,249)
Increase (decrease) in accounts payable and other current liabilities	314	15,233

Net cash provided by operating activities	63,978	43,650

Investing activities:
Decrease (increase) in short-term investments	34	(22)
Purchase of property and equipment	(4,545)	(4,833)
Proceeds from sale of property and equipment	6	3,526
Cash paid for note receivable secured by real estate	—	(296)
Other	213	75

Net cash used in investing activities	(4,292)	(1,550)

Financing activities:
Borrowings (repayments) of short-term debt, net	(849)	339
Proceeds from issuance of common stock	1,792	2,447
Repurchases of common stock	(1,974)	(402)

Net cash provided by (used in) financing activities	(1,031)	2,384

Effect of exchange rate changes on cash	1,731	(260)

Increase in cash and cash equivalents	60,386	44,224
Cash and cash equivalents at beginning of period	211,859	218,677
Cash and cash equivalents at end of period	$272,245	$262,901

Interest and taxes paid:
Interest	$46	$65
Income taxes	14,041	3,831

See accompanying notes to condensed consolidated financial statements.

Non-Cash Investing Activities – Cash held in escrow of $30,954 was applied toward the purchase of land and a building in January 2003.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Certain 2002 amounts have been reclassified to conform to the 2003 presentation. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about March 28, 2003.

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

	Three Months Ended March 31,
	2003	2002
Net earnings – as reported	$25,119	22,230
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,353)	(4,222)
Net earnings – pro forma	$19,766	18,008

Basic earnings per share — as reported	$.24	.22
Basic earnings per share — pro forma	$.19	.17

Diluted earnings per share — as reported	$.23	.20
Diluted earnings per share — pro forma	$.19	.17

Note 2.  Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income.  For the Company, these consist of foreign currency translation gains and losses, net of related income tax effects.

The components of total comprehensive income for interim periods are presented in the following table:

	Three months ended March 31,
(in thousands)	2003	2002

Net earnings	$25,119	$22,230

Foreign currency translation adjustments net of tax of: $(751) and $(14)	1,396	26

Total comprehensive income	$26,515	$22,256

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

Financial information regarding the Company’s operations by geographic area for the three months ended March 31, 2003 and 2002 are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	FAR EAST	EUROPE	AUSTRALIA / NEW ZEALAND	LATIN AMERICA	MIDDLE EAST	ELIMI- NATIONS	CONSOLI- DATED
Three months ended March 31, 2003:

Revenues from unaffiliated customers	$120,829	17,455	285,880	89,495	6,389	7,886	28,412	—	556,346
Transfers between geographic areas	6,468	412	1,472	2,354	919	900	712	(13,237)	—

Total revenues	$127,297	17,867	287,352	91,849	7,308	8,786	29,124	(13,237)	556,346

Net revenues	$69,305	9,945	46,611	30,336	3,923	3,125	6,781	—	170,026
Operating income	$11,378	1,845	19,055	3,425	666	590	570	—	37,529
Identifiable assets at quarter end	$432,480	73,099	147,783	208,328	14,426	9,170	27,382	—	912,668
Capital expenditures	$2,273	227	997	766	10	82	190	—	4,545
Depreciation and amortization	$3,045	355	729	1,161	144	121	224	—	5,779
Equity	$552,302	54,173	125,563	45,543	9,880	1,690	4,156	(241,005)	552,302

Three months ended March 31, 2002:

Revenues from unaffiliated customers	$108,700	14,383	225,961	65,293	4,647	6,868	23,688	—	449,540
Transfers between geographic areas	5,363	436	1,412	2,226	902	812	600	(11,751)	—

Total revenues	$114,063	14,819	227,373	67,519	5,549	7,680	24,288	(11,751)	449,540

Net revenues	$62,507	8,276	40,200	23,872	3,137	2,816	5,898	—	146,706
Operating income	$9,533	1,341	17,020	2,230	669	232	1,621	—	32,646
Identifiable assets at quarter end	$423,411	33,402	117,894	119,133	10,962	9,317	24,510	(4,052)	734,577
Capital expenditures	$1,314	182	622	2,092	134	40	449	—	4,833
Depreciation and amortization	$3,189	368	688	875	111	170	260	—	5,661
Equity	$441,932	16,156	111,069	33,287	7,440	537	8,818	(177,307)	441,932

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

Note 4.  Basic and Diluted Earnings per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share for the three months ended March 31, 2003 and 2002:

	Three months ended March 31,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2003

Basic earnings per share	$25,119	104,318,328	$.24
Effect of dilutive potential common shares	—	4,406,161	—

Diluted earnings per share	$25,119	108,724,489	$.23

2002

Basic earnings per share	$22,230	103,381,112	$.22
Effect of dilutive potential common shares	—	5,459,746	—

Diluted earnings per share	$22,230	108,840,858	$.20

For the three months ended March 31, 2003 and 2002, options to purchase 10,000 shares and 64,000 shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock for the period of $33.31 and $29.02, respectively, were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Note 5.  Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or development and/or normal use of the asset. The Company adopted the provisions of SFAS No. 143 beginning in the first quarter of 2003.  Adoption of SFAS No. 143 had no impact on the Company’s consolidated financial condition or results of operations.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company adopted the provisions of SFAS No. 146 beginning in the first quarter of 2003.  Adoption of SFAS No. 146 had no impact on the Company’s consolidated financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  The provisions of FIN 45 require the Company to value and record the liability for any indirect or direct guarantees of the indebtedness of others entered into after December 31, 2002.  The Company adopted the provisions of FIN 45 beginning in the first quarter 2003.  As of March 31, 2003, the Company had no potential obligations under guarantees that fall within the scope of FIN 45.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  As the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have an impact on the Company’s consolidated financial position and results of operations.  The Company adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and has adopted the interim disclosure provisions for its financial reports beginning with the quarter ending March 31, 2003.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

Certain portions of this report on Form 10-Q including the section entitled “Currency and Other Risk Factors” and “Liquidity and Capital Resources” contain forward-looking statements which must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements.  In addition to risk factors identified elsewhere in this report, attention should be given to the factors identified and discussed in the report on Form 10-K filed on or about March 28, 2003.

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

Revenue Recognition.   The Company derives its revenues from three principal sources: airfreight, ocean freight and customs brokerage and import services and these are the revenue categories presented in the financial statements.

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

Typically, the fees for each of these services are quoted as separate components, however, customers on occasion will request an all-inclusive rate for a set of services known in the industry as “door-to-door service.”  This means that the customer is billed a single rate for all services from pickup at origin to delivery at destination.  In these instances, the revenue for origin and destination services, as well as revenue that will be characterized as freight charges, is allocated to branches as set by preexisting Company policy perhaps supplemented by customer specific negotiations between the offices involved.  Each of the Company’s branches are independent profit centers and the primary compensation for the branch management group comes in the form of incentive-based compensation calculated directly from the operating income of that branch.  This compensation structure ensures that the allocation of revenue and expense among components of services, when provided under an all-inclusive rate, are done in an objective manner on a fair value basis, in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables.”

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

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three-month period ended March 31, 2003 and 2002, expressed as percentages of net revenues.  Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.

	Three months ended March 31,
	2003		2002
	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)

Net Revenues:
Airfreight	$65,474	39%	$59,027	40%
Ocean freight and ocean services	42,492	25	35,659	24
Customs brokerage and import services	62,060	36	52,020	36

Net revenues	170,026	100	146,706	100

Operating expenses:
Salaries and related costs	93,540	55	80,829	55
Other	38,957	23	33,231	23

Total operating expenses	132,497	78	114,060	78

Operating income	37,529	22	32,646	22
Other income, net	1,722	1	2,635	2

Earnings before income taxes	39,251	23	35,281	24
Income tax expense	14,132	8	13,051	9

Net earnings	$25,119	15%	$22,230	15%

Airfreight net revenues increased 11% for the three-month period ended March 31, 2003, as compared with the same period for 2002.  The increase in airfreight net revenues was due primarily to an increase in airfreight tonnages handled by the Company during the first quarter of 2003 as compared with the same period of 2002.

Ocean freight and ocean services net revenues increased 19% for the three-month period ended March 31, 2003, as compared with the same period for 2002.  The Company continued to aggressively market competitive ocean freight rates primarily on freight moving eastbound from the Far East. Management has continued to focus on market share for trade lanes other than eastbound from the Far East.  The ocean forwarding business and ECMS (Expeditors Cargo Management Systems), the Company’s ocean freight consolidation management and purchase order tracking service, were again instrumental in helping the Company to expand market share.

Customs brokerage and import services net revenues increased 19% for the three-month period ended March 31, 2003, as compared with the same period for 2002.  Management estimates that the Company performs customs clearance services for approximately 70-75% of the freight that it carries.  The increase in customs brokerage and import services is consistent with the higher volumes of airfreight and ocean freight noted above.

Salaries and related costs increased 16% during the three-month period ended March 31, 2003 compared with the same period in 2002 as a result of (1) the Company’s increased, albeit limited, hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels.  Salaries and related costs as a percentage of net revenues remained constant for the three-month period ended March 31, 2003, as compared with the same period in 2002.  The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the Company’s historical growth in revenues, net revenues and net earnings for the three-month period ended March 31, 2003 and 2002 are a result of the incentives inherent in the Company’s compensation program.

Other operating expenses increased 17% for the three-month period ended March 31, 2003, as compared with the same period in 2002.  The increase noted in the first quarter 2003, was primarily attributed to expenditures made to accommodate the increased volume of business. Other operating expenses as a percentage of net revenues remained constant for the three-month period ended March 31, 2003, as compared with the same period in 2002, as the Company leveraged net revenue increases over other operating expenses with a largely fixed or fixed-variable cost component.

Other income, net, decreased for the three-month period ended March 31, 2003, as compared with the same period in 2002.  Due to lower interest rates on lower average cash balances and short-term investments during the first quarter of 2003, interest income decreased by $464.  Another component of this decrease in other income in the first quarter of 2003 is attributable to the $1,447 gain on the sale of the Company’s former Dublin, Ireland facility, which occurred in the first quarter of 2002.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate during the three-month period ended March 31, 2003, decreased from 37% to 36% as compared with the same period in 2002.

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

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. Dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents.  The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses.  Any such hedging activity during the three months ended March 31, 2003 and 2002 was insignificant.  For the three months ended March 31, 2003, the Company had approximately $10 in foreign exchange gains on a net basis.  In the same period of 2002, the Company had foreign currency losses of approximately $159 on a net basis.

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

Office Openings - The Company opened one start-up office during the first quarter of 2003, as follows:

United States

Austin, Texas

Internal Growth - Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year.   The table below presents “same store” comparisons for the first quarter of 2003 (which is the measure of any increase from the same period of 2002) and for the first quarter of 2002 (which measures growth over 2001).

	For the three months ended March 31,
	2003	2002

Net revenue	16%	0%
Operating income	15%	5%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities.  Net cash provided by operating activities for the three months ended March 31, 2003, was approximately $64 million, as compared with $43.7 million for the same period of 2002.  This $20.3 million increase is principally due to a $27.5 million decrease in accounts receivable during the three months ended March 31, 2003, as compared to a $4 million increase in accounts receivable offset by a $15.2 million increase in accounts payable for the same period in 2002.

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

As a customs broker, the Company makes significant 5-10 business day cash advances for its customers’ obligations such as the payment of duties to U.S. Customs.  These advances are made as an accommodation for a select group of credit-worthy customers.  Cash advances are a “pass through” and are not recorded as a component of revenue and expense.  The billings of such advances to customers are accounted for as a direct increase in accounts receivable to the customer and a corresponding accounts payable to governmental customs authorities.  As a result of these “pass through” billings, the conventional Days Sales Outstanding or DSO calculation does not directly measure collection efficiency.

Cash used in investing activities for the three months ended March 31, 2003, was $4.3 million, as compared with $1.6 million during the same period of 2002.  The largest use of cash in investing activities is cash paid for capital expenditures.  In the first quarter of 2003, the Company made capital expenditures of $4.5 million as compared with $4.8 million for the same period in 2002.  Capital expenditures in the first quarter of 2003 and 2002 related primarily to investments in technology and office furniture and equipment.  Capital expenditures in 2002 were offset by proceeds from the sale of property and equipment of $3.5 million for the three months ended March 31, 2002.  The higher proceeds in the first quarter of 2002 were substantially due to the Company’s sale of its former Dublin, Ireland facility.  Cash of $31.3 million was paid into escrow during 2002 to acquire an office and warehouse facility near the San Francisco, California International Airport; the transaction closed on January 7, 2003.

Cash used in financing activities during the first quarter of 2003 was $1 million as compared with cash provided by financing activities during the first quarter of 2002 of $2.4 million.  During the first quarter of 2003, the Company had net repayments on short-term debt of $0.8 million, as compared with net borrowings of short-term debt of  $0.3 million that occurred during the same period of 2002.  The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market.  The differences shown at the end of the first quarter of 2003 and 2002 between proceeds from the issuance of common stock and the amounts paid to repurchase common stock represent a timing difference in the receipt of proceeds and the subsequent repurchase of outstanding shares.

At March 31, 2003, working capital was $281.1 million, including cash and short-term investments of $272.3 million.  The Company had no long-term debt at March 31, 2003.  While the nature of its business does not require an extensive investment in property and equipment, the Company cannot eliminate the possibility that it could acquire an equity interest in property in certain geographic locations.  Excluding the acquisition of the office and warehouse facility near the San Francisco, California International Airport, described earlier, the Company currently expects to spend approximately $35 million for normal capital expenditures in 2003.  In addition to property and equipment, normal capital expenditures include leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures.  The Company expects to finance capital expenditures in 2003, with cash.

The Company borrows internationally and domestically under unsecured bank lines of credit.   At March 31, 2003, the U.S. facility totaled $50 million and international bank lines of credit totaled $10.9 million.  In addition, the Company maintains a bank facility with its U.K. bank for $7.9 million.  At March 31, 2003, the Company was directly liable for $0.5 million drawn on these lines of credit and was contingently liable for an additional $44.3 million from standby letters of credit and guarantees related to these lines of credit and other obligations.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At March 31, 2003, cash and cash equivalent balances of $136.1 million were held by the Company’s non-U.S. subsidiaries, of which $49.5 million was held in banks in the United States.  In addition, certain undistributed earnings of the Company’s subsidiaries accumulated through December 31, 1992 would, under most circumstances, be subject to some additional United States income tax if distributed to the Company.  Such undistributed earnings are approximately $41.9 million and the additional Federal and state taxes payable in a hypothetical distribution of such accumulated earnings would approximate $10.1 million.  The Company has not provided for this additional tax because the Company intends to reinvest such earnings to fund the expansion of its foreign activities, or to distribute them in a manner in which no significant additional taxes would be incurred.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% weakening of the U.S. Dollar, throughout the three months ended March 31, 2003, would have had the effect of raising operating income approximately $2.6 million.  An average 10% strengthening of the U.S. Dollar, for the same period, would have had the effect of reducing operating income approximately $2.1 million.

The Company has approximately $14 million of intercompany transactions unsettled at any one point in time.  The Company currently does not use derivative financial instruments to manage foreign currency risk.  The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings.  The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At March 31, 2003, the Company had cash and cash equivalents and short-term investments of $272.3 million and short-term borrowings of $0.5 million, all subject to variable short-term interest rates.  A hypothetical change in the interest rate of 10% would have an immaterial impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure in the first quarter of 2003.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

Exhibit 99.1	Certificate of Chief Executive Officer and Chief Financial Officer.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

May 14, 2003	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer
(Principal Executive Officer)

May 14, 2003	/s/ R. JORDAN GATES
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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ R. JORDAN GATES
R. Jordan Gates Executive Vice President-Chief Financial Officer and Treasurer

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Form 10-Q Index and Exhibits

March 31, 2003

Exhibit
Number                  Description

99.1                         Certificate of Chief Executive Officer and Chief Financial Officer.