Form 10-Q
period 2003-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2003-08-14
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

At August 4, 2003, the number of shares outstanding of the issuer’s Common Stock was 104,667,753.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share data)

(Unaudited)

	June 30, 2003	December 31, 2002

Assets

Current assets:
Cash and cash equivalents	$284,415	$211,859
Short-term investments	78	87
Accounts receivable, less allowance for doubtful accounts of $11,840 at June 30, 2003 and $12,135 at December 31, 2002	384,332	385,864
Other current assets	18,851	7,676

Total current assets	687,676	605,486

Property and equipment, less accumulated depreciation and amortization of $126,242 at June 30, 2003 and $113,683 at December 31, 2002	236,363	204,966
Goodwill, less accumulated amortization of $765 at June 30, 2003 and December 31, 2002	5,725	5,299
Deferred Federal and state income taxes	8,257	11,008
Other assets, net	20,987	53,189

	$959,008	$879,948

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term debt	496	1,319
Accounts payable	268,754	248,302
Accrued expenses, primarily salaries and related costs	88,449	79,847
Deferred Federal and state income taxes	13,278	9,678
Federal, state and foreign income taxes	10,930	16,990

Total current liabilities	381,907	356,136

Shareholders’ equity:
Preferred stock, par value $.01 per share
Authorized 2,000,000 shares; none issued	—	—

Common stock, par value $.01 per share
Authorized 320,000,000 shares; issued and outstanding 104,627,237 shares at June 30, 2003, and 104,220,940 shares at December 31, 2002	1,046	1,042
Additional paid-in capital	24,573	21,701
Retained earnings	556,697	512,036
Accumulated other comprehensive loss	(5,215)	(10,967)

Total shareholders’ equity	577,101	523,812

	$959,008	$879,948

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings
(In thousands, except share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenues:
Airfreight	$287,514	$279,024	$554,328	$504,605
Ocean freight and ocean services	231,979	170,090	422,324	315,478
Customs brokerage and import services	106,220	86,642	205,407	165,213

Total revenues	625,713	535,756	1,182,059	985,296

Operating expenses:
Airfreight consolidation	219,738	216,653	421,078	383,207
Ocean freight consolidation	186,648	132,210	334,501	241,939
Customs brokerage and import services	41,066	30,749	78,193	57,300
Salaries and related costs	98,014	83,698	191,554	164,527
Rent and occupancy costs	11,462	10,175	22,457	19,900
Depreciation and amortization	5,923	5,751	11,702	11,412
Selling and promotion	5,332	4,858	10,639	9,296
Other	16,225	15,577	33,101	28,984

Total operating expenses	584,408	499,671	1,103,225	916,565

Operating income	41,305	36,085	78,834	68,731

Interest expense	(77)	(66)	(125)	(132)
Interest income	1,274	1,529	2,254	2,973
Other, net	1,106	92	1,896	1,349

Other income, net	2,303	1,555	4,025	4,190

Earnings before income taxes	43,608	37,640	82,859	72,921
Income tax expense	15,698	13,956	29,830	27,007

Net earnings	$27,910	$23,684	$53,029	$45,914

Diluted earnings per share	$.26	$.22	$.49	$.42

Basic earnings per share	$.27	$.23	$.51	$.44

Weighted average diluted shares outstanding	108,978,181	108,984,259	108,857,787	108,907,425

Weighted average basic shares outstanding	104,540,894	103,805,303	104,430,226	103,594,380

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Operating activities:
Net earnings	$27,910	$23,684	$53,029	$45,914
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	(284)	608	(86)	484
Deferred income tax expense	342	819	3,286	4,889
Tax benefits from employee stock plans	1,088	1,975	3,245	4,983
Depreciation and amortization	5,923	5,751	11,702	11,412
Gain on sale of property and equipment	(39)	(79)	(82)	(1,557)
Other	702	242	1,685	492
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(14,869)	(43,379)	12,685	(47,330)
Increase in other current assets	(9,721)	(3,446)	(10,748)	(4,695)
Increase in accounts payable and other current liabilities	8,981	37,089	9,295	52,322

Net cash provided by operating activities	20,033	23,264	84,011	66,914

Investing activities:
Decrease (increase) in short-term investments	(31)	28	3	6
Purchase of property and equipment	(4,348)	(5,238)	(8,893)	(10,071)
Proceeds from sale of property and equipment	132	237	138	3,763
Cash paid for note receivable secured by real estate	—	(2,318)	—	(2,614)
Other	(217)	(351)	(4)	(276)

Net cash used in investing activities	(4,464)	(7,642)	(8,756)	(9,192)

Financing activities:
Repayments of short-term debt, net	(35)	(1,726)	(884)	(1,387)
Proceeds from issuance of common stock	3,265	2,974	5,057	5,421
Repurchases of common stock	(3,453)	(4,736)	(5,427)	(5,138)
Dividends paid	(8,368)	(6,235)	(8,368)	(6,235)

Net cash used in financing activities	(8,591)	(9,723)	(9,622)	(7,339)

Effect of exchange rate changes on cash	5,192	4,426	6,923	4,166

Increase in cash and cash equivalents	12,170	10,325	72,556	54,549
Cash and cash equivalents at beginning of period	272,245	262,901	211,859	218,677
Cash and cash equivalents at end of period	$284,415	$273,226	$284,415	$273,226

Interest and taxes paid:
Interest	$78	$62	$124	$127
Income taxes	21,371	12,688	35,412	16,519

See accompanying notes to condensed consolidated financial statements.

Non-Cash Investing Activities – Cash held in escrow of $30,954 at December 31, 2002 was applied toward the purchase of land and a building in January 2003.

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

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option and its employee stock purchase rights plans.  Accordingly, no compensation cost has been recognized for its fixed stock option or employee stock purchase rights plans.  Had compensation cost for the Company’s three stock-based compensation and employee stock purchase rights plans been determined consistent with SFAS No. 123, the Company’s net earnings, basic earnings per share and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share data)	2003	2002	2003	2002
Net earnings – as reported	$27,910	23,684	53,029	45,914
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,714)	(5,412)	(11,612)	(9,586)
Net earnings – pro forma	$21,196	18,272	41,417	36,328

Basic earnings per share – as reported	$.27	.23	.51	.44
Basic earnings per share – pro forma	$.20	.18	.40	.35

Diluted earnings per share – as reported	$.26	.22	.49	.42
Diluted earnings per share – pro forma	$.20	.17	.38	.34

Note 2.  Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income.  For the Company, these consist of foreign currency translation gains and losses, net of related income tax effects.

The components of total comprehensive income for interim periods are presented in the following table:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2003	2002	2003	2002

Net earnings	$27,910	$23,684	$53,029	$45,914

Foreign currency translation adjustments net of tax of: $(2,346) and $(1,600) for the 3 months ended June 30, 2003 and 2002, and $(3,097) and $(1,614) for the 6 months ended June 30, 2003 and 2002.	4,356	2,973	5,752	2,999

Total comprehensive income	$32,266	$26,657	$58,781	$48,913

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

Financial information regarding the Company’s operations by geographic area for the three and six months ended June 30, 2003 and 2002 are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	FAR EAST	EUROPE	AUSTRALIA/ NEW ZEALAND	LATIN AMERICA	MIDDLE EAST	ELIMI- NATIONS	CONSOLI- DATED
Three months ended June 30, 2003:

Revenues from unaffiliated customers	$126,365	17,789	337,424	99,488	7,491	8,576	28,580	—	625,713
Transfers between geographic areas	7,169	372	1,591	2,428	946	1,036	793	(14,335)	—

Total revenues	$133,534	18,161	339,015	101,916	8,437	9,612	29,373	(14,335)	625,713

Net revenues	$70,961	10,050	48,482	33,536	4,628	3,339	7,265	—	178,261
Operating income	$13,034	1,457	19,665	4,407	848	400	1,494	—	41,305
Identifiable assets at quarter end	$439,720	73,334	170,031	218,770	16,180	15,509	25,464	—	959,008
Capital expenditures	$1,267	492	1,089	693	142	155	510	—	4,348
Depreciation and amortization	$3,037	387	768	1,207	162	137	225	—	5,923
Equity	$577,101	53,529	124,610	51,690	11,643	2,144	9,490	(253,106)	577,101

Three months ended June 30, 2002:

Revenues from unaffiliated customers	$112,324	16,370	290,554	75,695	6,097	7,447	27,269	—	535,756
Transfers between geographic areas	6,122	533	1,610	2,263	1,122	838	772	(13,260)	—

Total revenues	$118,446	16,903	292,164	77,958	7,219	8,285	28,041	(13,260)	535,756

Net revenues	$64,572	9,420	42,227	26,500	3,873	3,034	6,518	—	156,144
Operating income	$11,891	1,744	16,792	2,943	814	387	1,514	—	36,085
Identifiable assets at quarter end	$446,609	36,773	140,680	133,377	12,290	7,072	24,881	—	801,682
Capital expenditures	$2,495	305	518	1,116	478	19	307	—	5,238
Depreciation and amortization	$3,162	362	670	1,024	136	147	250	—	5,751
Equity	$462,566	19,048	115,561	38,089	8,478	543	9,308	(191,027)	462,566

Six months ended June 30, 2003:

Revenues from unaffiliated customers	$247,194	35,244	623,304	188,983	13,880	16,462	56,992	—	1,182,059
Transfers between geographic areas	13,637	784	3,063	4,782	1,865	1,936	1,505	(27,572)	—

Total revenues	$260,831	36,028	626,367	193,765	15,745	18,398	58,497	(27,572)	1,182,059

Net revenues	$140,266	19,995	95,093	63,872	8,551	6,464	14,046	—	348,287
Operating income	$23,931	3,302	38,720	7,832	1,514	990	2,545	—	78,834
Identifiable assets at quarter end	$439,720	73,334	170,031	218,770	16,180	15,509	25,464	—	959,008
Capital expenditures	$3,541	719	2,086	1,459	152	237	699	—	8,893
Depreciation and amortization	$6,098	742	1,497	2,368	306	258	433	—	11,702
Equity	$577,101	53,529	124,610	51,690	11,643	2,144	9,490	(253,106)	577,101

Six months ended June 30, 2002:

Revenues from unaffiliated customers	$221,024	30,753	516,515	140,988	10,744	14,315	50,957	—	985,296
Transfers between geographic areas	11,485	969	3,022	4,489	2,024	1,650	1,372	(25,011)	—

Total revenues	$232,509	31,722	519,537	145,477	12,768	15,965	52,329	(25,011)	985,296

Net revenues	$127,080	17,696	82,428	50,371	7,010	5,849	12,416	—	302,850
Operating income	$21,424	3,085	33,811	5,173	1,484	619	3,135	—	68,731
Identifiable assets at quarter end	$446,609	36,773	140,680	133,377	12,290	7,072	24,881	—	801,682
Capital expenditures	$3,809	487	1,140	3,208	612	59	756	—	10,071
Depreciation and amortization	$6,351	730	1,357	1,900	247	317	510	—	11,412
Equity	$462,566	19,048	115,561	38,089	8,478	543	9,308	(191,027)	462,566

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

Note 4.  Basic and Diluted Earnings per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share for the three months and six months ended June 30, 2003 and 2002:

	Three months ended June 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2003

Basic earnings per share	$27,910	104,540,894	$.27
Effect of dilutive potential common shares	—	4,437,287	—

Diluted earnings per share	$27,910	108,978,181	$.26

2002

Basic earnings per share	$23,684	103,805,303	$.23
Effect of dilutive potential common shares	—	5,178,956	—

Diluted earnings per share	$23,684	108,984,259	$.22

	Six months ended June 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2003

Basic earnings per share	$53,029	104,430,226	$.51
Effect of dilutive potential common shares	—	4,427,561	—

Diluted earnings per share	$53,029	108,857,787	$.49

2002

Basic earnings per share	$45,914	103,594,380	$.44
Effect of dilutive potential common shares	—	5,313,045	—

Diluted earnings per share	$45,914	108,907,425	$.42

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Shares	1,906,700	76,600	1,916,700	76,600

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

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  The provisions of FIN 45 require the Company to value and record the liability for any indirect or direct guarantees of the indebtedness of others entered into after December 31, 2002.  The Company adopted the provisions of FIN 45 beginning in the first quarter 2003.  As of June 30, 2003, the Company had no potential obligations under guarantees that fall within the scope of FIN 45.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  As the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have an impact on the Company’s consolidated financial position and results of operations.  The Company adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and adopted the interim disclosure provisions for its financial reports beginning with the quarter ending March 31, 2003.

Note 6. Stock and Cash Dividends

On May 8, 2002, the Board of Directors declared a 2-for-1 stock split, effected in the form of a stock dividend of one share of common stock for every share outstanding, and increased the authorized common stock to 320 million shares.  The stock dividend was distributed on June 24, 2002 to shareholders of record on June 10, 2002.

On May 7, 2003, the Board of Directors declared a semi-annual cash dividend of $.08 per share payable on June 16, 2003 to shareholders of record as of June 2, 2003.  The dividend of  $8.4 million was paid on June 16, 2003.

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

Typically, the fees for each of these services are quoted as separate components, however, customers on occasion will request an all-inclusive rate for a set of services known in the industry as “door-to-door service.”  This means that the customer is billed a single rate for all services from pickup at origin to delivery at destination.  In these instances, the revenue for origin and destination services, as well as revenue that will be characterized as freight charges, is allocated to branches as set by preexisting Company policy perhaps supplemented by customer-specific negotiations between the offices involved.  Each of the Company’s branches are independent profit centers and the primary compensation for the branch management group comes in the form of incentive-based compensation calculated directly from the operating income of that branch.  This compensation structure ensures that the allocation of revenue and expense among components of services, when provided under an all-inclusive rate, are done in an objective manner on a fair value basis, in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables.”

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

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three and six-month periods ended June 30, 2003 and 2002, expressed as percentages of net revenues.  Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.

	Three months ended June 30,				Six months ended June 30,
	2003		2002		2003		2002
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)

Net Revenues:
Airfreight	$67,776	38%	$62,371	40%	$133,250	38%	$121,398	40%
Ocean freight and ocean services	45,331	25	37,880	24	87,823	25	73,539	24
Customs brokerage and import services	65,154	37	55,893	36	127,214	37	107,913	36

Net revenues	178,261	100	156,144	100	348,287	100	302,850	100

Operating expenses:
Salaries and related costs	98,014	55	83,698	54	191,554	55	164,527	54
Other	38,942	22	36,361	23	77,899	22	69,592	23

Total operating expenses	136,956	77	120,059	77	269,453	77	234,119	77

Operating income	41,305	23	36,085	23	78,834	23	68,731	23
Other income, net	2,303	1	1,555	1	4,025	1	4,190	1

Earnings before income taxes	43,608	24	37,640	24	82,859	24	72,921	24
Income tax expense	15,698	9	13,956	9	29,830	9	27,007	9

Net earnings	$27,910	15%	$23,684	15%	$53,029	15%	$45,914	15%

Airfreight net revenues increased 9% and 10% for the three and six-month periods ended June 30, 2003, respectively, as compared with the same periods for 2002.  These increases are primarily the result of more effective vendor management initiatives related to the Company’s pickup, delivery and ground handling operations.

Ocean freight and ocean services net revenues increased 20% and 19% for the three and six-month periods ended June 30, 2003, as compared with the same period for 2002.  Ocean freight yields for the three and six-month periods ended June 30, 2003 declined 2.7% and 2.5% as a result of an industry-wide carrier rate increase which went into effect on May 1, 2003.  These rate increases were passed on to the Company’s customers over the remainder of the second quarter. The Company continued to aggressively market competitive ocean freight rates primarily on freight moving eastbound from the Far East. The ocean forwarding business and ECMS (Expeditors Cargo Management Systems), the Company's ocean freight consolidation management and purchase order tracking service, were again instrumental in helping the Company to expand market share.

Customs brokerage and import services net revenues increased 17% and 18% for the three and six-month periods ended June 30, 2003, as compared with the same periods for 2002. Management estimates that the Company performs customs clearance services for approximately 70-75% of the freight that it carries.  The increase in customs brokerage and import services is consistent with the higher volumes of airfreight and ocean freight noted above.

Salaries and related costs increased 17% and 16% for the three and six-month periods ended June 30, 2003 compared with the same periods in 2002 as a result of (1) the Company’s increased, albeit limited, hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels.  Salaries and related costs as a percentage of net revenues increased 1% for the three and six-month periods ended June 30, 2003, as compared with the same periods in 2002, as a result of (1) higher health insurance costs in the United States; (2) additional investments in information technology personnel to support system migration initiatives and (3) redundancy payments made to employees who were displaced as a result of the Company’s continued efforts to streamline and consolidate its European operations.  During the second quarter of 2003, one branch was closed (Luton, U.K.), one branch was restructured (Bristol, U.K.) and a distribution center associated with the Rotterdam, Netherlands office was closed.  The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the Company’s historical growth in revenues, net revenues and net earnings for the three and six-month periods ended June 30, 2003 and 2002 are a result of the incentives inherent in the Company’s compensation program.

Other operating expenses increased 7% and 12% for the three and six-month periods ended June 30, 2003, as compared with the same periods in 2002, but decreased by 1% as a percentage of net revenue for both the three month and six-months periods ended June 30, 2003, as compared with the same periods in 2002, primarily due to a focus on cost-containment objectives and lower bad debt expense than was incurred in 2002.

Other income, net,  increased for the three month period and decreased for the six month period ended June 30, 2003, as compared with the same periods in 2002.  Due to lower interest rates on higher average cash balances and short-term investments during the first half of 2003, interest income decreased by $255 and $719 for the three and six months ended June 30, 2003, respectively.  Rental income, net of applicable depreciation, of $520 and $1,170, respectively, for the three and six month periods ended June 30, 2003, is included in other income.  The rental income is derived from the Company's property located near Heathrow airport in London, England.  Other income in the first half of 2002 includes the $1,447 gain on the sale of the Company’s former Dublin, Ireland facility, which occurred in the first quarter of 2002.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate during the three and six-month periods ended June 30, 2003, decreased slightly to 36% from 37.1% and 37%, respectively, for the same periods in 2002.  The decreases were caused primarily by a reduction in state tax expense required to be paid by the Company.

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

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. Dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents.  The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses.  Any such hedging activity during the three and six months ended June 30, 2003 and 2002 was insignificant.  For the three and six months ended June 30, 2003, the Company had approximately $585 and $595, respectively, in foreign exchange gains on a net basis.  For the same periods of 2002, respectively, the Company had foreign currency gains of approximately $45 and foreign currency losses of approximately $114 on a net basis.

The Company has traditionally generated revenues from airfreight, ocean freight and customs brokerage and import services.  In light of the customer-driven trend to provide customer rates on a door-to-door basis, management foresees the potential, in the medium to long-term, for fees normally associated with customs house brokerage to be de-emphasized and included as a component of other services offered by the Company

Sources of Growth

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

Office Openings - The Company did not open any offices during the second quarter of 2003.

Office Closure - The Company closed one office during the second quarter of 2003, as follows:

Europe

                Luton, United Kingdom (consolidated with the London office)

Internal Growth - Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year.   The table below presents “same store” comparisons for the three and six months ended June 30, 2003 (which is the measure of any increase from the same period of 2002) and for the three and six months ended June 30, 2002 (which measures growth over 2001).

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002

Net revenue	14%	5%	15%	2%
Operating Income	15%	11%	15%	8%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities.  Net cash provided by operating activities for the three and six months ended June 30, 2003, was approximately $20 million and $84 million, as compared with $23.3 million and  $66.9 million for the same periods of 2002.  The $3.3 million decrease for the three month period is principally due to a $9.7 million increase in other current assets for the three months ended June 30, 2003, as compared to a $3.4 million increase in other current assets for the same period in 2002.  The $17.1 million increase for the six month period is principally due to a $12.7 million decrease in accounts receivable and a $9.3 million increase in accounts payable for the six months ended June 30, 2003, as compared to a $47.3 million increase in accounts receivable offset by a $52.3 million increase in accounts payable for the same period in 2002.

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

Cash used in investing activities for the three and six months ended June 30, 2003, was $4.5 million and $8.8 million, as compared with $7.6 million and $9.2 million during the same periods of 2002.  The largest use of cash in investing activities is cash paid for capital expenditures.  As a non-asset based provider of integrated logistics services, the Company does not own any physical means of transportation (i.e. airplanes, ships, trucks, etc.). However, the Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. The Company routinely invests in technology, office furniture and equipment and leasehold improvements.  In the second quarter of 2003, the Company made capital expenditures of  $4.3 million as compared with  $5.2 million for the same period in 2002.  Capital expenditures in the second quarter of 2003 and 2002 related primarily to investments in technology and office furniture and equipment.  Capital expenditures in the first half of 2002 were offset by proceeds from the sale of property and equipment of  $3.8 million.  The higher proceeds in the first half of 2002 were substantially due to the Company’s sale of its former Dublin, Ireland facility.  Cash of $31.3 million was paid into escrow during 2002 to acquire an office and warehouse facility near the San Francisco, California International Airport; the transaction closed on January 7, 2003.

Cash used in financing activities during the three and six months ended June 30, 2003 were $8.6 million and $9.6 million as compared with $9.7 million and $7.3 million for the same periods in 2002.  During the second quarter of 2003, the Company had net repayments on short-term debt of $.04 million, as compared with $1.7 million during the same period of 2002.  The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market.  The differences shown at the end of the second quarter of 2003 and 2002 between proceeds from the issuance of common stock and the amounts paid to repurchase common stock represent a timing difference in the receipt of proceeds and the subsequent repurchase of outstanding shares.

At June 30, 2003, working capital was $305.8 million, including cash and short-term investments of $284.5 million.  The Company had no long-term debt at June 30, 2003.  While the nature of its business does not require an extensive investment in property and equipment, the Company cannot eliminate the possibility that it could acquire an equity interest in property in certain geographic locations.  Excluding the acquisition of the office and warehouse facility near the San Francisco, California International Airport, described earlier, the Company currently expects to spend approximately $30 million for normal capital expenditures in 2003. In addition to property and equipment, normal capital expenditures include leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures.  The Company expects to finance capital expenditures in 2003, with cash.

The Company, on occasion, borrows internationally and domestically under unsecured bank lines of credit.  At June 30, 2003, the U.S. facility totaled  $50 million and international bank lines of credit totaled $12.3 million.  In addition, the Company maintains a bank facility with its U.K. bank for  $8.3 million.  At June 30, 2003 the Company was directly liable for  $0.5 million drawn on these lines of credit and was contingently liable for an additional  $47.1 million from standby letters of credit and guarantees related to these lines of credit and other obligations.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to the standby letters of credit and guarantees noted above.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At June 30, 2003, cash and cash equivalent balances of $165.1 million were held by the Company’s non-U.S. subsidiaries, of which  $74.4 million was held in banks in the United States.  In addition, certain undistributed earnings of the Company’s subsidiaries accumulated through December 31, 1992 would, under most circumstances, be subject to some additional United States income tax if distributed to the Company.  Such undistributed earnings are approximately  $41.9 million and the additional Federal and state taxes payable in a hypothetical distribution of such accumulated earnings would approximate $10.1 million.  The Company has not provided for this additional tax because the Company intends to reinvest such earnings to fund the expansion of its foreign activities, or to distribute them in a manner in which no significant additional taxes would be incurred.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% weakening of the U.S. Dollar, throughout the six months ended June 30, 2003, would have had the effect of raising operating income approximately $5.3 million.  An average 10% strengthening of the U.S. Dollar, for the same period, would have had the effect of reducing operating income approximately  $4.4 million.

The Company has approximately  $13.8 million of intercompany transactions unsettled at any one point in time.  The Company currently does not use derivative financial instruments to manage foreign currency risk.  The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings.  The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At June 30, 2003, the Company had cash and cash equivalents and short-term investments of $284.5 million and short-term borrowings of $0.5 million, all subject to variable short-term interest rates.  A hypothetical change in the interest rate of 10% would have no material impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure in the second quarter of 2003.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

As of June 30, 2003, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed.  Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2003.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)                                  The annual meeting of the Shareholders was held on May 7, 2003.

(b)                                 The following directors were elected to the Board of Directors to serve a term of one year and until their successors are elected and qualified:

	For	Withheld

P.J. Rose	77,243,230	15,907,703
J.L.K. Wang	77,238,259	15,912,674
R.J. Gates	77,687,105	15,463,828
J.J. Casey	90,447,743	2,703,190
D.P. Kourkoumelis	90,447,788	2,703,145
M.J. Malone	90,448,543	2,702,390
J.W. Meisenbach	90,740,405	2,410,528

Item 6. Exhibits and Reports on Form 8-K

(a)                                  Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

Exhibit 31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

August 11, 2003	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer
(Principal Executive Officer)

August 11, 2003	/s/ R. JORDAN GATES
R. Jordan Gates, Executive Vice President-Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Form 10-Q Index and Exhibits

June 30, 2003

Exhibit Number	Description

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002