Form 10-Q
period 2003-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2003-11-13
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

At November 5, 2003, the number of shares outstanding of the issuer’s Common Stock was 104,984,162.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2003	December 31, 2002

Assets

Current assets:
Cash and cash equivalents	$292,995	$211,859
Short-term investments	125	87
Accounts receivable, less allowance for doubtful accounts of $12,243 at September 30, 2003 and $12,135 at December 31, 2002	449,323	385,864
Other current assets	28,310	7,676

Total current assets	770,753	605,486

Property and equipment, less accumulated depreciation and amortization of $131,324 at September 30, 2003 and $113,683 at December 31, 2002	234,789	204,966
Goodwill, less accumulated amortization of $765 at September 30, 2003 and December 31, 2002	5,725	5,299
Deferred Federal and state income taxes	7,451	11,008
Other assets, net	22,089	53,189
	$1,040,807	$879,948

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term debt	50	1,319
Accounts payable	314,711	248,302
Accrued expenses, primarily salaries and related costs	83,693	79,847
Deferred Federal and state income taxes	16,977	9,678
Federal, state and foreign income taxes	11,990	16,990

Total current liabilities	427,421	356,136

Shareholders’ equity:
Preferred stock, par value $.01 per share.
Authorized 2,000,000 shares; none issued	—	—

Common stock, par value $.01 per share.
Authorized 320,000,000 shares; issued and outstanding 104,961,612 shares at September 30, 2003, and 104,220,940 shares at December 31, 2002	1,050	1,042
Additional paid-in capital	26,477	21,701
Retained earnings	589,256	512,036
Accumulated other comprehensive loss	(3,397)	(10,967)

Total shareholders’ equity	613,386	523,812

	$1,040,807	$879,948

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Revenues:
Airfreight	$307,645	$318,842	$861,973	$823,447
Ocean freight and ocean services	284,893	205,238	707,217	520,716
Customs brokerage and import services	118,931	96,314	324,338	261,527

Total revenues	711,469	620,394	1,893,528	1,605,690

Operating expenses:
Airfreight consolidation	237,657	248,999	658,735	632,206
Ocean freight consolidation	229,601	159,206	564,102	401,145
Customs brokerage and import services	47,362	34,428	125,555	91,728
Salaries and related costs	103,274	92,081	294,828	256,608
Rent and occupancy costs	12,520	10,193	34,977	30,093
Depreciation and amortization	6,090	5,655	17,792	17,067
Selling and promotion	5,784	4,858	16,423	14,154
Other	19,801	17,653	52,902	46,637

Total operating expenses	662,089	573,073	1,765,314	1,489,638

Operating income	49,380	47,321	128,214	116,052

Interest expense	(16)	(10)	(141)	(142)
Interest income	1,106	1,557	3,360	4,530
Other, net	399	(167)	2,295	1,182

Other income, net	1,489	1,380	5,514	5,570

Earnings before income taxes	50,869	48,701	133,728	121,622
Income tax expense	18,311	18,082	48,141	45,089

Net earnings	$32,558	$30,619	$85,587	$76,533

Diluted earnings per share	$.30	$.28	$.79	$.70

Basic earnings per share	$.31	$.29	$.82	$.74

Weighted average diluted shares outstanding	109,190,930	108,565,825	108,927,724	108,783,356

Weighted average basic shares outstanding	105,042,210	104,233,184	104,636,462	103,809,654

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Operating activities:
Net earnings	$32,558	$30,619	$85,587	76,533
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	426	1,447	340	1,931
Deferred income tax expense	3,555	3,547	6,841	8,436
Tax benefits from employee stock plans	1,826	313	5,071	5,296
Depreciation and amortization	6,090	5,655	17,792	17,067
Gain on sale of property and equipment	(64)	(18)	(146)	(1,575)
Other	1,049	239	2,734	731
Changes in operating assets and liabilities:
Increase in accounts receivable	(76,911)	(18,081)	(64,226)	(65,411)
Decrease (increase) in other current assets	(9,311)	1,249	(20,059)	(3,446)
Increase (decrease) in accounts payable and other current liabilities	52,561	(2,071)	61,856	50,251

Net cash provided by operating activities	11,779	22,899	95,790	89,813

Investing activities:
Increase in short-term investments	(46)	(27)	(43)	(21)
Purchase of property and equipment	(4,301)	(7,260)	(13,194)	(17,331)
Proceeds from sale of property and equipment	151	166	289	3,929
Cash paid for note receivable secured by real estate	—	(1,347)	—	(3,961)
Other	(380)	347	(384)	71

Net cash used in investing activities	(4,576)	(8,121)	(13,332)	(17,313)

Financing activities:
Borrowings (repayments) of short-term debt, net	(440)	1,496	(1,324)	109
Proceeds from issuance of common stock	13,165	9,723	18,222	15,144
Repurchases of common stock	(13,083)	(9,288)	(18,510)	(14,426)
Dividends paid	—	—	(8,368)	(6,235)

Net cash provided by (used in) financing activities	(358)	1,931	(9,980)	(5,408)

Effect of exchange rate changes on cash	1,735	(2,603)	8,658	1,563

Increase in cash and cash equivalents	8,580	14,106	81,136	68,655
Cash and cash equivalents at beginning of period	284,415	273,226	211,859	218,677
Cash and cash equivalents at end of period	$292,995	$287,332	$292,995	$287,332

Interest and taxes paid:
Interest	$15	$15	$139	$142
Income taxes	18,211	9,340	53,623	25,859

See accompanying notes to condensed consolidated financial statements.

Non-Cash Investing Activities – Cash held in escrow of $30,954 at December 31, 2002, was applied toward the purchase of land and a building in January 2003.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share data)	2003	2002	2003	2002
Net earnings – as reported	$32,558	30,619	85,587	76,533
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,968)	(4,995)	(17,579)	(14,580)
Net earnings – pro forma	$26,590	25,624	68,008	61,953

Basic earnings per share – as reported	$.31	.29	.82	.74
Basic earnings per share – pro forma	$.25	.25	.65	.60

Diluted earnings per share – as reported	$.30	.28	.79	.70
Diluted earnings per share – pro forma	$.25	.24	.63	.58

Note 2.   Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income.

The components of total comprehensive income for interim periods are presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2003	2002	2003	2002

Net earnings	$32,558	$30,619	$85,587	$76,533

Foreign currency translation adjustments net of tax of: $(786) and $690 for the 3 months ended September 30, 2003 and 2002, and $(3,883) and $(924) for the 9 months ended September 30, 2003 and 2002.	1,459	(1,282)	7,211	1,717

Unrealized gain from holding securities net of tax of: $(194) for the 3 and 9 months ended September 30, 2003.	359	––	359	––
Total comprehensive income	$34,376	$29,337	$93,157	$78,250

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

Financial information regarding the Company’s operations by geographic area for the three and nine months ended September 30, 2003 and 2002 are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	FAR EAST	EUROPE	AUSTRALIA /NEW ZEALAND	LATIN AMERICA	MIDDLE EAST	ELIMI- NATIONS	CONSOLI- DATED
Three months ended September 30, 2003

Revenues from unaffiliated customers	$131,237	16,061	410,668	105,459	8,624	9,702	29,718	—	711,469
Transfers between geographic areas	12,584	621	1,778	2,880	1,001	1,085	849	(20,798)	—

Total revenues	$143,821	16,682	412,446	108,339	9,625	10,787	30,567	(20,798)	711,469

Net revenues	$80,094	9,070	56,792	34,602	5,026	3,594	7,671	—	196,849
Operating income	$16,255	1,641	24,365	4,341	1,113	342	1,323	—	49,380
Identifiable assets at quarter end	$526,857	30,535	195,111	229,081	17,615	14,862	26,746	—	1,040,807
Capital expenditures	$2,100	175	740	900	27	92	267	—	4,301
Depreciation and amortization	$3,061	321	792	1,317	169	143	287	—	6,090
Equity	$650,269	10,793	145,826	54,755	11,940	2,231	11,295	(273,723)	613,386

Three months ended September 30, 2002

Revenues from unaffiliated customers	$121,075	15,967	359,359	83,786	6,169	7,500	26,538	—	620,394
Transfers between geographic areas	7,925	493	1,536	2,340	1,081	793	691	(14,859)	—

Total revenues	$129,000	16,460	360,895	86,126	7,250	8,293	27,229	(14,859)	620,394

Net revenues	$73,442	8,214	53,065	28,941	4,033	3,297	6,769	—	177,761
Operating income	$15,812	1,637	22,760	3,758	857	723	1,774	—	47,321
Identifiable assets at quarter end	$469,670	24,944	162,221	130,043	12,506	8,393	23,438	—	831,215
Capital expenditures	$4,498	265	692	993	311	46	455	—	7,260
Depreciation and amortization	$3,051	324	695	1,070	155	113	247	—	5,655
Equity	$504,059	8,398	132,079	36,467	8,782	823	8,262	(206,218)	492,652

Nine months ended September 30, 2003

Revenues from unaffiliated customers	$381,429	48,307	1,033,973	294,443	22,504	26,162	86,710	—	1,893,528
Transfers between geographic areas	26,221	1,405	4,842	7,662	2,864	3,019	2,354	(48,367)	—

Total revenues	$407,650	49,712	1,038,815	302,105	25,368	29,181	89,064	(48,367)	1,893,528

Net revenues	$223,358	26,067	151,886	98,473	13,577	10,057	21,718	—	545,136
Operating income	$40,269	4,860	63,086	12,172	2,626	1,331	3,870	—	128,214
Identifiable assets at quarter end	$526,857	30,535	195,111	229,081	17,615	14,862	26,746	—	1,040,807
Capital expenditures	$5,646	888	2,825	2,360	179	330	966	—	13,194
Depreciation and amortization	$9,279	944	2,289	3,685	475	400	720	—	17,792
Equity	$650,269	10,793	145,826	54,755	11,940	2,231	11,295	(273,723)	613,386

Nine months ended September 30, 2002

Revenues from unaffiliated customers	$344,614	44,203	875,874	224,774	16,913	21,817	77,495	—	1,605,690
Transfers between geographic areas	19,411	1,462	4,558	6,829	3,105	2,442	2,063	(39,870)	—

Total revenues	$364,025	45,665	880,432	231,603	20,018	24,259	79,558	(39,870)	1,605,690

Net revenues	$203,036	23,394	135,492	79,313	11,043	9,148	19,185	—	480,611
Operating income	$37,607	4,350	56,571	8,931	2,340	1,343	4,910	—	116,052
Identifiable assets at quarter end	$469,670	24,944	162,221	130,043	12,506	8,393	23,438	—	831,215
Capital expenditures	$8,310	747	1,831	4,201	923	108	1,211	—	17,331
Depreciation and amortization	$9,412	1,032	2,053	2,970	402	442	756	—	17,067
Equity	$504,059	8,398	132,079	36,467	8,782	823	8,262	(206,218)	492,652

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

Note 4.   Basic and Diluted Earnings per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share for the three months and nine months ended September 30, 2003 and 2002:

	Three months ended September 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2003

Basic earnings per share	$32,558	105,042,210.31
Effect of dilutive potential common shares	—	4,148,720	—

Diluted earnings per share	$32,558	109,190,930.30

2002

Basic earnings per share	$30,619	104,233,184	$.29
Effect of dilutive potential common shares	—	4,332,641	—

Diluted earnings per share	$30,619	108,565,825	$.28

	Nine months ended September 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2003

Basic earnings per share	$85,587	104,636,462.82
Effect of dilutive potential common shares	—	4,291,262	—

Diluted earnings per share	$85,587	108,927,724.79

2002

Basic earnings per share	$76,533	103,809,654	$.74
Effect of dilutive potential common shares	—	4,973,702	—

Diluted earnings per share	$76,533	108,783,356	$.70

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Shares	1,824,050	2,717,050	1,888,050	140,600

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

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  The provisions of FIN 45 require the Company to value and record the liability for any indirect or direct guarantees of the indebtedness of others entered into after December 31, 2002.  The Company adopted the provisions of FIN 45 beginning in the first quarter 2003.  As of September 30, 2003, the Company had no potential obligations under guarantees that fall within the scope of FIN 45.

In November 2002, the EITF reached a consensus on Issue No. 00-21 (EITF 00-21), “Revenue Arrangements  with  Multiple Deliverables’’.  EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.  EITF 00-21 became effective for periods beginning after June 15, 2003.  The Company’s adoption of the provisions of EITF 00-21 beginning in the third quarter of 2003 had no impact on the Company’s consolidated financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.  FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46.  FIN 46 applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003.  For public companies, FASB Staff Position No. FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities”, changed the effective date of Interpretation 46 for enterprises with a variable interest in a variable interest entity created before February 1, 2003, from the beginning of the first interim or annual reporting period beginning after June 15, 2003 to the end of the first interim or annual reporting period ending after December 15, 2003.  The Company will adopt the provisions of FIN 46 beginning in the fourth quarter of 2003 and anticipates that such adoption will have no impact on the Company’s consolidated financial position or results of operations.

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

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three and nine-month periods ended September 30, 2003 and 2002, expressed as percentages of net revenues.  Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.

	Three months ended September 30,				Nine months ended September 30,
	2003		2002		2003		2002
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)
Net Revenues:
Airfreight	$69,988	36%	$69,843	39%	$203,238	37%	$191,241	40%
Ocean freight and ocean services	55,292	28	46,032	26	143,115	26	119,571	25
Customs brokerage and import services	71,569	36	61,886	35	198,783	37	169,799	35

Net revenues	196,849	100	177,761	100	545,136	100	480,611	100

Operating expenses:
Salaries and related costs	103,274	52	92,081	52	294,828	54	256,608	53
Other	44,195	23	38,359	22	122,094	22	107,951	23

Total operating expenses	147,469	75	130,440	74	416,922	76	364,559	76

Operating income	49,380	25	47,321	26	128,214	24	116,052	24
Other income, net	1,489	1	1,380	1	5,514	1	5,570	1

Earnings before income taxes	50,869	26	48,701	27	133,728	25	121,622	25
Income tax expense	18,311	9	18,082	10	48,141	9	45,089	9

Net earnings	$32,558	17%	$30,619	17%	$85,587	16%	$76,533	16%

Airfreight net revenues remained constant for the three-month period and increased 6% for the nine-month period ended September 30, 2003, respectively, as compared with the same periods for 2002.  The Company experienced decreases in global airfreight tonnages, despite very modest increases in airfreight yields throughout the three and nine-months ended September 30, 2003.  The decline in airfreight tonnages on a year over year basis is largely a result of record airfreight tonnage increases in the previous year related to anticipated labor disruptions in the ocean freight markets.  In the current year, much of the recurring ocean freight traffic that had been diverted to airfreight in the prior year returned to its normal ocean freight mode of transportation.  Management believes that the decrease in airfreight tonnage is a result of this return of a portion of the prior year’s airfreight to ocean freight during the current year, and does not reflect an overall loss of the Company’s market share.

Ocean freight and ocean services net revenues increased 20% for the three and nine-month periods ended September 30, 2003, as compared with the same periods for 2002.  Airfreight  and ocean freight shipments have different profitability dynamics.  Accordingly, shifts in freight volumes between these modes of transportation  typically do not have a reciprocal impact on their respective net revenues.  It is the Company’s experience that airfreight net revenues tend to be impacted more by these shifts than are ocean freight net revenues. As noted above, the shift of airfreight volumes to ocean freight in the third quarter of 2003, as compared with the third quarter of 2002, did not have a corresponding positive impact on ocean freight net revenues.  The Company continued to aggressively market competitive ocean freight rates primarily on freight moving eastbound from the Far East. Management has continued to focus on market share for trade lanes other than eastbound from the Far East.  The ocean forwarding business and ECMS (Expeditors Cargo Management Systems), the Company’s ocean freight consolidation management and purchase order tracking service, were again instrumental in helping the Company to expand market share.

Customs brokerage and import services net revenues increased 16% and 17% for the three and nine-month periods ended September 30, 2003, as compared with the same periods for 2002. Management estimates that the Company performs customs clearance services for approximately 70-75% of the freight that it carries.  These increases in customs brokerage and import services were consistent with the Company’s focus on profitable business, as opposed to high volume, no margin business.

Salaries and related costs increased 12% and 15% for the three and nine-month periods ended September 30, 2003 compared with the same periods in 2002 as a result of (1) the Company’s increased, albeit limited, hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels.  Salaries and related costs as a percentage of net revenues remained relatively constant for the three-month period and increased 1% for the nine-month period ended September 30, 2003, respectively, as compared with the same periods in 2002.  The 1% increase is a result of (1) higher health insurance costs in the United States; (2) additional investments in information technology personnel to support systems migration initiatives; and (3) redundancy payments made to employees who were displaced as a result of the Company’s continued efforts to streamline and consolidate its European operations.  During the second quarter of 2003, one branch was closed (Luton, U.K.), one branch was restructured (Bristol, U.K.) and a distribution center associated with the Rotterdam, Netherlands office was closed.  The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits.  Management believes that the Company’s historical growth in revenues, net revenues and net earnings for the three and nine-month periods ended September 30, 2003 and 2002 are a result of the incentives inherent in the Company’s compensation program.

Other operating expenses increased 15% and 13% for the three and nine-month periods ended September 30, 2003, as compared with the same periods in 2002.  Other operating expenses as a percentage of net revenues increased 1% and decreased 1% for the three and nine-month periods ended September 30, 2003, respectively, as compared with the same periods in 2002.  The 1% increase realized in the third quarter of 2003 was largely attributable to the costs incurred as a result of the closure of the Rotterdam distribution center and the consolidation of those activities into the existing Rotterdam, Netherlands office.

Other income, net, increased for the three-month period and decreased for the nine-month period ended September 30, 2003, as compared with the same periods in 2002.  Due to much lower interest rates on higher average cash balances and short-term investments during 2003, interest income decreased by $0.45 million and $1.17 million for the three and nine months ended September 30, 2003, respectively.   Rental income, net of applicable depreciation, of $515 and $1,685, respectively, for the three and nine month periods ended September 30, 2003, is included in other income.  The rental income is derived from the Company’s property located near Heathrow airport in London, England.  Other income in the nine months ended September 30, 2002 includes the $1,447 gain on the sale of the Company’s former Dublin, Ireland facility, which occurred in the first quarter of 2002.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate during both the three and nine-month periods ended September 30, 2003, decreased slightly from 37.1% to 36%, respectively, as compared with the same periods in 2002.  The decreases were caused primarily by a reduction in state tax expense required to be paid by the Company.

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

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. Dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents.  The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses.  Any such hedging activity during the three and nine months ended September 30, 2003 and 2002 was insignificant.  The Company had an approximate $89 net foreign exchange loss for the three months ended September 30, 2003.  For the nine months ended September 30, 2003, the Company had an approximate $506 net foreign exchange gain.  In the same periods of 2002, the Company had a net foreign currency gain of approximately $52 and a net foreign currency loss of approximately $62, respectively.

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

Office Openings - The Company opened two start-up offices during the third quarter of 2003.

NORTH AMERICA

Orlando, Florida

Tampa, Florida

Internal Growth - Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year.   The table below presents “same store” comparisons for the three and nine months ended September 30, 2003 (which is the measure of any increase from the same period of 2002) and for the three and nine months ended September 30, 2002 (which measures growth over 2001).

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002

Net revenue	11%	12%	13%	6%
Operating income	5%	12%	11%	9%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities.  Net cash provided by operating activities for the three and nine months ended September 30, 2003, was approximately $11.8 million and $95.8 million, as compared with $22.9 million and $89.8 million for the same periods of 2002.  The $11.1 million decrease for the three month period is principally due to a $9.3 million increase in other current assets for the three months ended September 30, 2003, as compared to a $1.2 million decrease in other current assets for the same period in 2002.  The $6 million increase for the nine month period is principally due to a $64.2 million increase in accounts receivable and a $61.9 million increase in accounts payable for the nine months ended September 30, 2003, as compared to a $65.4 million increase in accounts receivable and a $50.3 million increase in accounts payable for the same period in 2002 and increased net earnings in 2003, offset by a $20.1 million increase in other current assets for the nine months ended September 30, 2003, as compared to a $3.4 million increase in other current assets for the same period in 2002.

The increase in other current assets for both the three and nine-month periods ended September 30, 2003, was the result of higher estimated tax payments in the third quarter of 2003 as compared to the same period in 2002.  The Company attempts to manage cash flows by matching the timing of cash outflows for payments to vendors with cash inflows from collections of customer billings.  During the nine months ended September 30, 2003, as compared to the same period of 2002, the increase in accounts payable was due to the timing of the Company’s disbursements to vendors. Relative increases in accounts receivable in 2003 remained roughly constant with those of the same period of 2002.

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

As a customs broker, the Company makes significant 5-10 business day cash advances for its customers’ obligations such as the payment of duties to the Bureau of Customs and Border Protection.  These advances are made as an accommodation for a select group of credit-worthy customers.  Cash advances are a “pass through” and are not recorded as a component of revenue and expense.  The billings of such advances to customers are accounted for as a direct increase in accounts receivable to the customer and a corresponding increase in accounts payable to governmental customs authorities.  As a result of these “pass through” billings, the conventional Days Sales Outstanding or DSO calculation does not directly measure collection efficiency.

Cash used in investing activities for the three and nine months ended September 30, 2003, was $4.6 million and $13.3 million, as compared with $8.1 million and $17.3 million during the same periods of 2002.  The largest use of cash in investing activities is cash paid for capital expenditures.  As a non-asset based provider of integrated logistics services, the Company does not own any physical means of transportation (i.e., airplanes, ships, trucks, etc.).  However, the Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight.  The Company routinely invests in technology, office furniture and equipment and leasehold improvements.  In the third quarter of 2003, the Company made capital expenditures of  $4.3 million as compared with $7.3 million for the same period in 2002.  Capital expenditures in the third quarter of 2003 and 2002 related primarily to investments in technology and office furniture and equipment.  Capital expenditures for the nine months ended September 30, 2002 were offset by proceeds from the sale of property and equipment of $3.9 million.  The higher proceeds for this period in 2002 were substantially due to the Company’s sale of its former Dublin, Ireland facility.  Cash of $31.3 million was paid into escrow during the fourth quarter of 2002 to acquire an office and warehouse facility near the San Francisco, California International Airport; the transaction closed on January 7, 2003.

Cash used in financing activities during the three and nine months ended September 30, 2003, were $0.4 million and $10 million as compared with cash provided by and used in financing activities of $1.9 million and $5.4 million for the same periods in 2002. The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market.  The differences shown at the end of the third quarter of 2003 and 2002 between proceeds from the issuance of common stock and the amounts paid to repurchase common stock represent a timing difference in the receipt of proceeds and the subsequent repurchase of outstanding shares.

At September 30, 2003, working capital was $343.3 million, including cash and short-term investments of $293.1 million.  The Company had no long-term debt at September 30, 2003.  While the nature of its business does not require an extensive investment in property and equipment, the Company cannot eliminate the possibility that it could acquire an equity interest in property in certain geographic locations.  Excluding the acquisition of the office and warehouse facility near the San Francisco, California International Airport, described earlier, the Company currently expects to spend approximately $20 million for normal capital expenditures in 2003. In addition to property and equipment, normal capital expenditures include leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures.  The Company expects to finance capital expenditures in 2003, with cash.

The Company, on occasion, borrows internationally and domestically under unsecured bank lines of credit.  At September 30, 2003, the U.S. facility totaled $50 million and international bank lines of credit totaled $12.7 million.  In addition, the Company maintains a bank facility with its U.K. bank for $8.3 million.  At September 30, 2003, the Company was directly liable for $0.05 million drawn on these lines of credit and was contingently liable for an additional $49.4 million from standby letters of credit and guarantees related to these lines of credit and other obligations.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and guarantees noted above.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls.  At September 30, 2003, cash and cash equivalent balances of $177.4 million were held by the Company’s non-U.S. subsidiaries, of which $85.6 million was held in banks in the United States.  In addition, certain undistributed earnings of the Company’s subsidiaries accumulated through December 31, 1992 would, under most circumstances, be subject to some additional United States income tax if distributed to the Company.  Such undistributed earnings are approximately $41.9 million and the additional Federal and state taxes payable in a hypothetical distribution of such accumulated earnings would approximate $10.1 million.  The Company has not provided for this additional tax because the Company intends to reinvest such earnings to fund the expansion of its foreign activities, or to distribute them in a manner in which no significant additional taxes would be incurred.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% weakening of the U.S. Dollar, throughout the nine months ended September 30, 2003, would have had the effect of raising operating income approximately $8.5 million.  An average 10% strengthening of the U.S. Dollar, for the same period, would have had the effect of reducing operating income approximately $7 million.

The Company has approximately $6.7 million of intercompany transactions unsettled at any one point in time.  The Company currently does not use derivative financial instruments to manage foreign currency risk.  The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings.  The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At September 30, 2003, the Company had cash and cash equivalents and short-term investments of $293.1 million and short-term borrowings of $0.05 million, all subject to variable short-term interest rates.  A hypothetical change in the interest rate of 10% would have no material impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure in the third quarter of 2003.

Item 4.      Controls and Procedures

Evaluation of Controls and Procedures

As of September 30, 2003, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed.  Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2003.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

PART II.      OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a)                    Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

Exhibit 10.43	Amendment to Credit Agreement between the Company and Wells Fargo Bank, National Association.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                   Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

November 7, 2003	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer
(Principal Executive Officer)

November 7, 2003	/s/ R. JORDAN GATES
R. Jordan Gates, Executive Vice President — Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Form 10-Q Index and Exhibits

September 30, 2003

Exhibit Number	Description

10.43

Amendment to Credit Agreement between the Company and Wells Fargo Bank, National Association dated July 1, 2003 with respect to the Company’s $50,000,000 unsecured line of credit together with a Revolving Line of Credit Note due July 1, 2004.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002