Form 10-K
period 2003-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2004-03-15
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

At June 30, 2003, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $2,947,303,529.

At March 10, 2004, the number of shares outstanding of registrant’s Common Stock was 105,220,590.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2004 Annual Meeting of Shareholders to be held on May 5, 2004 are incorporated by reference into Part III of this Form 10-K.

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

The Company, including its majority-owned subsidiaries, operates full service offices (•) in the cities identified below.  Full service offices have also been established in locations where the Company maintains unilateral control over assets and operations and where the existence of the parent-subsidiary relationship is maintained by means other than record ownership of voting stock (#).   In other cities, the Company contracts with independent agents to provide required services and has established over 120 such relationships world-wide.  Locations where Company employees perform sales and customer service functions are identified below as international service centers (*).  In each case, the opening date for the full service office or international service center is set forth in parenthesis.

NORTH AMERICA

UNITED STATES	• Dallas (5/92)	* Rochester (10/97)	MEXICO
• Seattle (5/79)	• Columbus (6/92)	• McAllen (4/98)	• Mexico City (6/95)
• Chicago (7/81)	• Charlotte (7/92)	• Pittsburgh (6/99)	• Nuevo Laredo (4/97)
• San Francisco (7/81)	• Newark (9/94)	• Savannah (3/00)	• Guadalajara (9/97)
• New York (11/81)	• Philadelphia (3/95)	• Washington, D.C. (9/00)	• Nogales (1/99)
• Los Angeles (5/82)	• Charleston (6/95)	• Kansas City (8/00)	• Ciudad Juarez (5/00)
• Atlanta (8/83)	• Memphis (8/95)	• Nashville (10/01)
• Boston (11/85)	• Salt Lake City (11/95)	• Austin (02/03)	SOUTH AND CENTRAL AMERICA
• Miami (3/86)	* Syracuse (4/96)	• Orlando (08/03)
• Minneapolis (7/86)	• Norfolk (9/96)	• Tampa (09/03)	ARGENTINA
• Denver (2/88)	• Indianapolis (11/96)		• Buenos Aires (1/98)
• Detroit (7/88)	• Port Huron-Blue Water Bridge (12/96)
• Portland (7/88)	• Detroit-Ambassador Bridge (12/96)	PUERTO RICO	BRAZIL
• Cincinnati (8/89)	• Lewiston-Queenston (12/96)	• San Juan (5/95)	• Sao Paulo (9/95)
• Cleveland (7/90)	• Dearborn (1/97)		• Rio de Janeiro (9/95)
• Phoenix (7/91)	• Buffalo-Peace Bridge (1/97)	CANADA	• Campinas (9/95)
• Louisville (10/91)	• El Paso (1/97)	• Toronto (5/84)	• Santos (10/97)
• St. Louis (4/92)	• Laredo (2/97)	• Vancouver (9/95)	• Manaus (7/00)
• Houston (4/92)	• Nogales (2/97)	• Montreal (4/99)	• Belo Horizonte (12/00)
• Baltimore (4/92)	• San Diego (7/97)		• Curitiba (3/01)

SOUTH AND CENTRAL AMERICA (cont).	MARIANA ISLANDS	ITALY	INDIA
CHILE	• Saipan (7/00)	• Milan (4/93)	• New Delhi (7/96)
• Santiago (2/95)		• Verona (4/93)	• Mumbai (Bombay) (1/97)
	PHILIPPINES	• Florence (3/98)	• Bangalore (6/97)
COLOMBIA	• Manila (8/98)		• Chennai (Madras) (6/97)
• Bogota (12/98)		THE NETHERLANDS
• Cali (12/98)	SINGAPORE	• Amsterdam (6/94)	KUWAIT
	• Singapore (9/81)	• Rotterdam (3/95)	# Kuwait City (7/97)
COSTA RICA
• San Jose (10/03)	TAIWAN	PORTUGAL	LEBANON
	# Taipei (9/81)	• Lisbon (10/91)	• Beirut (8/99)
VENEZUELA	# Kaohsiung (9/81)	• Oporto (10/91)
• Caracas (1/01)	# Taichung (9/81)		PAKISTAN
	# Hsin-Chu (9/89)	SPAIN	• Karachi (9/96)
FAR EAST		• Barcelona (1/94)	• Lahore (9/96)
	THAILAND	• Madrid (1/94)
BANGLADESH	• Bangkok (9/94)	• Alicante (4/96)	SAUDI ARABIA
• Dhaka (6/89)			# Riyadh (7/92)
• Chittagong (8/93)	VIETNAM	SWEDEN	# Jeddah (7/92)
	• Ho Chi Minh City (5/00)	• Stockholm (1/94)
CAMBODIA		• Goteborg (1/94)	SRI LANKA
• Phnom Penh (4/00)	EUROPE		• Colombo (3/95)
SWITZERLAND
CHINA	AUSTRIA	• Chiasso (2/01)	TURKEY
• Beijing (7/94)	• Vienna (11/95)		• Ankara (1/99)
• Guangzhou (4/94)		UNITED KINGDOM	• Istanbul (1/99)
• Dalian (7/94)	BELGIUM	• London (4/86)	• Izmir (1/99)
• Shanghai (7/94)	• Brussels (7/90)	• Manchester (11/88)	• Mersin (1/99)
• Shenzhen (7/94)	• Antwerp (4/91)	• Birmingham (3/90)
• Qingdao (7/94)		• Glasgow (4/92)	U.A.E.
• Tianjin (7/94)	THE CZECH REPUBLIC	• Swindon/Bristol (3/97)	* Abu Dhabi (1/94)
• Xi’an (7/94)	• Prague (6/98)	• East Midlands (1/99)	• Dubai (10/98)
• Xiamen (7/94)		• Belfast (09/01)
• Nanjing (8/95)	FINLAND		CYPRUS
	• Helsinki (4/94)	AUSTRALASIA	* Nicosia (6/96)
HONG KONG			* Larnaca (1/98)
• Kowloon (9/81)	FRANCE	AUSTRALIA
	• Paris (1/97)	• Sydney (8/88)	AFRICA
INDONESIA	• Mulhouse (1/97)	• Melbourne (8/88)
• Jakarta (12/90)	• Lyon (1/97)	• Brisbane (10/93)	SOUTH AFRICA
# Surabaya (2/92)	• Lille (3/97)	• Perth (12/94)	• Johannesburg (3/94)
	• Bordeaux (7/00)	• Adelaide (10/97)	• Durban (3/94)
JAPAN			• Capetown (1/97)
• Tokyo (1/01)	GERMANY	FIJI
• Osaka (1/01)	• Frankfurt (4/92)	* Nadi (7/96)	MADAGASCAR
	• Munich (4/92)	* Suva (5/97)	• Antananarivo (11/01)
KOREA	• Dusseldorf (4/92)
• Pusan (10/94)	• Stuttgart (4/92)	NEW ZEALAND	MAURITIUS
• Seoul (10/94)	• Hamburg (1/93)	• Auckland (8/88)	• Port Louis (7/99)
• Bupyung (6/96)	• Nuremberg (1/01)
• Chonan (6/96)		NEAR/MIDDLE EAST
• Kwangju (6/96)	HUNGARY
• Kumi (6/96)	• Budapest (4/00)	EGYPT
• Masan (6/96)		• Cairo (2/95)
• Taegu (6/96)	IRELAND	• Alexandria (2/95)
• Dublin (3/97)
MALAYSIA	• Cork (3/97)	GREECE
• Penang (11/87)	• Shannon (3/97)	• Athens (2/99)
• Kuala Lumpur (6/90)
• Johor Bahru (11/94)

The Company was incorporated in the State of Washington in May 1979.  Its executive offices are located at 1015 Third Avenue, 12th Floor, Seattle, Washington, and its telephone number is (206) 674-3400.

The Company’s Internet address is http://www.expeditors.com.  The Company makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).

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

Airfreight Services

Airfreight services accounted for approximately 37, 42, and 42 percent of the Company’s 2003, 2002, and 2001 consolidated revenues net of freight consolidation expenses (“net revenues”), respectively.  When performing airfreight services, the Company typically acts either as a freight consolidator or as an agent for the airline which carries the shipment.  When acting as a freight consolidator, the Company purchases cargo space from airlines on a volume basis and resells that space to its customers at lower rates than the customers could obtain directly from airlines.  When moving shipments between points where the volume of business does not facilitate consolidation, the Company receives and forwards individual shipments as the agent of the airline which carries the shipment. Whether acting as an agent or consolidator, the Company offers its customers knowledge of optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with space availability in periods of peak demand.

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

The Company’s net airfreight forwarding revenues from a consolidated shipment include the differential between the rate charged to the Company by an airline and the rate which the Company charges to its customers, commissions paid to the Company by the airline carrying the freight and fees for ancillary services.  Such ancillary services provided by the Company include preparation of shipping and customs documentation, packing, crating and insurance services, negotiation of letters of credit, and preparation of documentation to comply with local export laws.  When the Company acts as an agent for an airline handling an unconsolidated shipment, its net revenues are primarily derived from commissions paid by the airline and fees for ancillary services paid by the customer.

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

The Company also performs breakbulk services which involve receiving and breaking down consolidated airfreight lots and arranging for distribution of the individual shipments.  Breakbulk service revenues also include commissions from agents for airfreight shipments.

Customs Brokerage and Import Services

Customs brokerage and import services accounted for approximately 37, 34, and 35 percent of the Company’s 2003, 2002, and 2001 consolidated net revenues, respectively.  As a customs broker, the Company assists importers to clear shipments through customs by preparing required documentation, calculating and providing for payment of duties on behalf of the importer, arranging for any required inspections by governmental agencies, and arranging for delivery.  The Company also provides other services at destination including temporary warehousing, inland transportation, inventory management, cargo insurance and product distribution.

The Company provides customs clearance services in connection with many of the shipments it handles as a freight forwarder.  However, substantial customs brokerage revenues are derived from customers that elect to use a competing forwarder.   Conversely, shipments handled by the Company as a forwarder may be processed by another customs broker selected by the customer.

The Company also provides custom clearances for goods moving by rail and truck between the United States, Canada and/or Mexico.  The commodities being cleared and the time sensitive nature of the border brokerage business require the Company to continue to make enhancements to its systems in order to provide competitive service.

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

There is a noticeable trend, prompted by customer demand, to quote rates on a door-to-door basis.  Management foresees the potential, in the medium- to long-term, for fees normally associated with customs clearance to be de-emphasized and included as a component of other services offered by the Company.

Ocean Freight and Ocean Services

Ocean freight services accounted for approximately 26, 24, and 23 percent of the Company’s 2003, 2002, and 2001 consolidated net revenues, respectively.  The Company’s revenues as an ocean freight forwarder are derived from commissions paid by the carrier and revenues from fees charged to customers for ancillary services which the Company may provide, such as preparing documentation, procuring insurance, arranging for packing and crating services, and providing consultation.  The Company operates Expeditors International Ocean (“EIO”), a Non-Vessel Operating Common Carrier (“NVOCC”) specializing in ocean freight consolidation from the Far East to the United States.   EIO also provides service, on a smaller scale, to and from any location where the Company has an office or agent.  As an NVOCC, EIO contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate.  EIO solicits Less-than Container Load (“LCL”) freight to fill the containers and charges lower rates than those available directly from shipping lines.  EIO also handles full container loads for customers that do not have annual shipping volumes sufficient to negotiate comparable contracts directly with the ocean carriers.  The Company does not own vessels and generally does not physically handle the cargo.

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

The Company’s ability to attract, retain, and motivate highly qualified personnel with experience in global logistics services is an essential, if not the most important, element of its ability to compete in the industry.  To this end, the Company has adopted incentive compensation programs which make percentages of branch revenues or profits available to managers for distribution among key personnel.  The Company believes that these incentive compensation programs, combined with its experienced personnel and its ability to coordinate global marketing efforts, provide it with a distinct competitive advantage and account for historical growth that competitors have generally matched only through acquisition.

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

Employees

At January 31, 2004, the Company employed approximately 8,600 people, 2,950 in the United States and 525 in the balance of North America, 425 in South America, 1,345 in Europe, 2,450 in the Far East & Australasia, 725 in the Near/Middle East and 180 in Africa.  Approximately 1,150 of the Company’s employees are engaged principally in sales and marketing and customer service, 4,500 in operations and 2,950 in finance and administration.  The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be satisfactory.

In order to retain the services of highly qualified, experienced, and motivated employees, the Company places considerable emphasis on its incentive compensation programs and stock option plans.

Executive Officers of the Registrant

The following table sets forth the names, ages, and positions of current executive officers of the Company.

Name	Age	Position
Peter J. Rose	60	Chairman and Chief Executive Officer and director
James L.K. Wang	55	President-Asia and director
Glenn M. Alger	47	President and Chief Operating Officer
Sandy K.Y. Liu	56	Chief Operating Officer-Asia
R. Jordan Gates	48	Executive Vice President-Chief Financial Officer and Treasurer and director
Timothy C. Barber	44	Executive Vice President-Global Sales
Rommel C. Saber	46	Executive Vice President-Europe, Africa and Near/Middle East
Robert L. Villanueva	51	Executive Vice President-The Americas
Eugene K. Alger	43	Senior Vice President-North America
L. Manfred Amberger	55	Senior Vice President-Continental Europe
Jean Claude Carcaillet	58	Senior Vice President-Australasia
William J. Coogan	49	Senior Vice President-Ocean Cargo
Philip M. Coughlin	43	Senior Vice President-North America
Rosanne Esposito	52	Senior Vice President-Global Customs
Roger A. Idiart	50	Senior Vice President-Air Cargo
Jeffrey J. King	49	Senior Vice President-General Counsel and Secretary
David M. Lincoln	45	Senior Vice President and Chief Information Officer
Charles J. Lynch	43	Senior Vice President-Corporate Controller

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

ITEM 2 — PROPERTIES

Location	Office/Warehouse Square Footage	Adjoining Acreage of Land

United States:
Seattle, Washington	214,000 sq. ft.	—
Near Seattle-Tacoma International Airport (in Washington)	27,200 sq. ft.	—
Nassau County, New York	150,000 sq. ft.	—
Middlesex County, New Jersey	224,000 sq. ft.	10.5-acre parcel
Near San Francisco International Airport (in California)	320,000 sq. ft.	13.22-acre parcel
Near O’Hare International Airport (in Illinois)	80,000 sq. ft.	10-acre parcel
Far East:
Tsim Sha Tsui East district of Kowloon, Hong Kong	5,500 sq. ft.	—
Taipei, Taiwan	10,900 sq. ft.	—
Europe:
Brussels, Belgium	23,400 sq. ft.	—
Dublin, Ireland	85,000 sq. ft.	—
Near Heathrow Airport (in London, England)	—	15-acre parcel
Latin America:
Alajuela, Costa Rica	9,300 sq. ft.	—
Middle East:
Cairo, Egypt	51,000 sq. ft.	—

The Company leases and maintains 60 additional offices and satellite locations in the United States and 131 offices throughout the world, each located close to an airport, ocean port, or on an important border crossing.  The majority of these facilities contain warehouse facilities.  Lease terms are either on a month-to-month basis or terminate at various times through 2013.  As an office matures, the Company will investigate the possibility of building or buying suitable facilities.  Lease payments currently aggregate to approximately $2,900,000 per month.  See Note 7 to the Company’s Consolidated Financial Statements.  The Company believes that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.

ITEM 3 — LEGAL PROCEEDINGS

The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management’s opinion, will have a material affect on the Company’s operations or financial position.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

PART II

ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the high and low sale prices in the over-the-counter market for the Company’s Common Stock as reported by The NASDAQ National Market System under the symbol EXPD.

	Common Stock			Common Stock
Quarter	High	Low	Quarter	High	Low
2003			2002
First	$38.00	29.61	First	$31.17	25.50
Second	37.81	30.75	Second	31.78	27.50
Third	39.28	32.94	Third	33.98	24.94
Fourth	40.83	34.25	Fourth	34.44	26.98

There were 2,634 shareholders of record as of December 31, 2003.  Management estimates that there were approximately 21,500 beneficial shareholders at that date.

The Board of Directors declared semi-annual dividends during the two most recent fiscal years as follows:

June 16, 2003	$.08
December 15, 2003	$.08

June 17, 2002	$.06
December 16, 2002	$.06

ITEM 6 — SELECTED FINANCIAL DATA

Financial Highlights

In thousands except per share data

	2003	2002	2001	2000	1999

Revenues	$2,624,941	2,296,903	1,883,070	1,906,726	1,616,383
Net earnings	121,952	112,529	97,243	83,035	59,175
Basic earnings per share	1.16	1.08	.93	.81	.59
Diluted earnings per share	1.12	1.03	.89	.76	.55
Cash dividends paid per share	.16	.12	.10	.07	.05
Working capital	370,057	250,920	238,287	223,423	150,030
Total assets	1,040,847	879,948	688,437	661,740	535,461
Shareholders’ equity	645,501	523,812	414,623	361,784	282,385
Basic weighted average shares outstanding	104,733	103,893	104,160	102,305	100,274
Diluted weighted average shares outstanding	109,002	108,881	109,741	109,358	107,656

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

Third Party Vendors

The Company is a non-asset based supplier of global logistics services.  As a result, the Company depends on a variety of asset-based third party vendors.  The quality and profitability of the Company’s services depend upon effective selection, management and discipline of third party vendors.

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

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Expeditors International of Washington, Inc. is engaged in the business of global logistics management, including international freight forwarding and consolidation, for both air and ocean freight.  The Company acts as a customs broker in all domestic offices, and in many of its international offices.  The Company also provides additional services for its customers including value-added distribution, purchase order management, vendor consolidation and other logistics solutions.  The Company does not compete for overnight courier or small parcel business.  The Company does not own or operate aircraft or steamships.

International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, and United States and foreign laws and policies relating to tariffs, trade restrictions, foreign investments and taxation.  Periodically, governments consider a variety of changes to current tariffs and trade restrictions.  The Company cannot predict which, if any, of these proposals may be adopted, nor can the Company predict the affects adoption of any such proposal will have on the Company’s business.  Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises.  In addition to being influenced by governmental policies concerning international trade, the Company’s business may also be affected by political developments and changes in government personnel or policies in the nations in which it does business.

The Company derives its revenues from three principal sources: airfreight, ocean freight and customs brokerage and import services and these are the revenue categories presented in the financial statements.

As a non-asset based carrier, the Company does not own transportation assets.  Rather, the Company generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers.   The difference between the rate billed to customers (the sell rate), and the rate paid to the carrier (the buy rate) is termed “Net Revenue” or “yield.”  By consolidating shipments from multiple customers and concentrating its buying power, the Company is able to negotiate favorable buy rates from the direct carriers, while at the same time offering lower sell rates than customers would otherwise be able to negotiate themselves.

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

The Company’s ability to provide services to its customers is highly dependent on good working relationships with a variety of entities including airlines, ocean steamship lines, and governmental agencies.  The significance of maintaining acceptable working relationships with governmental agencies and asset-based providers involved in global trade has gained increased importance as a result of ongoing concern over terrorism.  As each carrier labors to comply with governmental regulations implementing security policies and procedures, inherent conflicts emerge which can and do affect global trade to some degree.  A good reputation helps to develop, to the degree possible, practical working understandings that will effectively meet security requirements while minimizing potential international trade obstacles.  The Company considers its current working relationships with these entities to be satisfactory.  However, changes in space allotments available from carriers, governmental deregulation efforts, “modernization” of the regulations governing customs brokerage, and/or changes in governmental quota restrictions could affect the Company’s business in unpredictable ways.

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

In terms of the opportunities, challenges and risks that management is focused on in 2004, the Company operates in 56 countries throughout the world in the competitive global logistics industry and Company activities are tied directly to the global economy.  From the inception of the Company, management has believed that the elements required for a successful global service organization can only be assured through recruiting, training, and ultimately retaining superior personnel.  The Company’s greatest challenge is now and always has been perpetuating a consistent global culture which demands:

•         Total dedication, first and foremost, to providing superior customer service;

•         Aggressive marketing of all of the Company’s service offerings;

•         Ongoing development of key employees and management personnel via formal and informal means;

•         Creation of unlimited advancement opportunities for employees dedicated to hard work, personal growth and continuous improvement;

•         Individual commitment to the identification and mentoring of successors for every key position so that when inevitable change is required, a qualified and well-trained internal candidate is ready to step forward; and

•         Continuous identification, design and implementation of system solutions, both technological and otherwise, to meet and exceed the needs of our customers while simultaneously delivering tools to make our employees more efficient and more effective.

The Company has reinforced these values with a compensation system that rewards employees for profitably managing the things they can control.  There is no limit to how much a key manager can be compensated for success.   The Company believes in a “real world” environment in every operating unit where individuals are not sheltered from the profit implications of their decisions.  At the same time, the Company insists on continued focus on such things as accounts receivable collection, cash flow management and credit soundness in an attempt to insulate managers from the sort of catastrophic errors that might end a career.

Any failure to perpetuate this unique culture on a self-sustained basis throughout the Company, provides a greater threat to the Company’s continued success than any external force, which would be largely beyond our control.  Consequently, management spends the majority of its time focused on creating an environment where employees can learn and develop while also building systems and taking preventative action to reduce exposure to negative events.   The Company strongly believes that it is nearly impossible to predict events that, in the aggregate, could have a positive or a negative impact on future operations.  As a result our focus is on building and maintaining a global culture of well-trained employees and managers that are prepared to identify and react to subtle changes as they develop and thereby help the Company adapt and thrive as major trends emerge.

Critical Accounting Policies and Estimates

A summary of the Company’s significant accounting policies can be found in Note 1 in the consolidated financial statements in this 10-K.

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

Revenues realized in other capacities, for instance, when the Company acts as an agent for the shipper, and does not issue an HAWB or an HOBL, include only the commissions and fees earned for the services performed.  These revenues are recognized upon completion of the services.  Similarly, revenues related to customs brokerage and import services are recognized upon completion of the services.

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

Estimates

While judgments and estimates are a necessary component of any system of accounting, the Company’s use of estimates is limited primarily to the following areas that in the aggregate are not a major component of the Company’s statement of earnings:

•      accounts receivable valuation,

•      the useful lives of long-term assets,

•      the accrual of costs related to ancillary services the Company provides,

•      establishment of adequate insurance liabilities for the portion of the freight related exposure which the Company has self-insured, and

•      accrual of tax expense on an interim basis.

During the fourth quarter of 2003, the Company provided full U.S. taxation on approximately $41.9 million of foreign earnings accumulated through December 31, 1992, for which U.S. income taxes had not previously been provided, resulting in additional tax expense of $9.5 million.  Income taxes had not previously been provided on these earnings as a result of the Company’s previous intent to reinvest such earnings indefinitely or to distribute them in a manner in which no significant additional taxes would be incurred.  The Company’s decision to provide U.S. taxes on all unremitted foreign earnings was made based upon the desire to be able to deploy capital globally without concern for the impact of associated U.S. tax obligations that might be incurred as a result of the repatriation of these earnings.  Management believes that the methods utilized in all of these areas are non-aggressive in approach and consistent in application.  Management believes that there are limited, if any, alternative accounting principles or methods which could be applied to the Company’s transactions.  While the use of estimates means that actual future results may be different from those contemplated by the estimates, the Company believes that alternative principles and methods used for making such estimates would not produce materially different results than those reported.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or development and/or normal use of the asset. The Company adopted the provisions of SFAS No. 143 beginning in the first quarter of 2003. Adoption of SFAS No. 143 had no material impact on the Company’s consolidated financial condition or results of operations.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The Company adopted the provisions of SFAS No. 146 beginning in the first quarter of 2003.  Adoption of SFAS No. 146 had no material impact on the Company’s consolidated financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.   The provisions of FIN 45 require the Company to value and record the liability for any indirect or direct guarantees of the indebtedness of others entered into after December 31, 2002.  The Company adopted the recognition and measurement provisions of FIN 45 beginning in the first quarter of 2003.  As of December 31, 2003, the Company had no material obligations under guarantees that fall within the scope of FIN 45.

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

In December 2003, the FASB issued revised Interpretation No. 46, “Consolidation of Variable Interest Entities (Revised), an Interpretation of ARB No. 51,” (FIN 46R).  FIN 46R addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46R.  The provisions of FIN 46R are generally effective for public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003.  Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004.  The Company adopted only the disclosure provisions of FIN 46R in the fourth quarter of 2003 and will adopt the remaining provisions of FIN 46R in the first quarter of 2004.  The Company does not expect adoption of the remaining provisions of FIN 46R to have a material impact on the Company’s consolidated financial condition or results of operations.

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for 2003, 2002, and 2001, expressed as percentages of net revenues.  Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

	2003		2002		2001
In thousands	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues

Net Revenues:
Airfreight	$278,968	37%	$284,954	42%	$254,502	42%
Ocean freight and ocean services	191,116	26	164,114	24	138,881	23
Customs brokerage and import services	280,426	37	233,145	34	213,153	35

Net revenues	750,510	100	682,213	100	606,536	100

Operating Expenses:
Salaries and related costs	398,475	53	359,769	53	325,545	54
Other	165,273	22	151,435	22	134,974	22

Total operating expenses	563,748	75	511,204	75	460,519	76

Operating income	186,762	25	171,009	25	146,017	24
Other income, net	8,880	1	8,201	1	8,497	1

Earnings before income taxes and minority interest	195,642	26	179,210	26	154,514	25
Income tax expense	71,142	10	65,461	10	57,051	9

Net earnings before minority interest	124,500	16	113,749	16	97,463	16
Minority interest	(2,548)	—	(1,220)	—	(220)	—

Net earnings	$121,952	16%	$112,529	16%	$97,243	16%

2003 compared with 2002

Airfreight net revenues in 2003 decreased 2% compared with 2002.  Global airfreight tonnages in 2003 were comparable with those in 2002.  The decrease in 2003 airfreight net revenues was a reflection of an overall decline in airfreight yields and an inability to increase 2003 airfreight tonnages beyond those levels experienced in 2002.  Airfreight tonnages and yields in 2002 were an anomaly as the airfreight markets were swamped by cargo that would otherwise have moved by ocean, but did not due to the disruption caused by the labor disputes in the west coast ports of the United States.  The 1% decrease in airfreight yields in 2003 was primarily a result of air carriers increasing their rates such that the Company was unable to increase its corresponding rates to customers in a timely and effective manner.  The Company elected to absorb these short-term decreases in the interest of maintaining long-term customer relationships.  The Company’s North American export airfreight net revenues decreased 5% in 2003 compared to 2002.  Airfreight net revenues from the Far East and from Europe decreased 11% and increased 26%, respectively, for 2003 compared with 2002.

Ocean freight volumes, measured in terms of forty-foot container equivalent units (FEUs), increased 23% over 2002 while ocean freight and ocean services net revenues increased only 16% during the same period.  The difference in these two growth rates is a result of a 252 basis point decline in ocean freight yields.  In May 2003, ocean freight carriers implemented substantial rate increases.  In order to gain market share and maintain its focus on long-term customer relationships, the Company chose not to immediately pass on the full rate increases.  The resulting increase in ocean freight volumes more than offset the revenue foregone by not implementing the full rate increases.

The Company continued its focus of offering competitive rates to customers at the retail level, while leveraging freight volumes to obtain favorable rates from carriers at the wholesale level.  Expeditors Cargo Management Systems (ECMS), an ocean freight consolidation management and purchase order tracking service, continued to be instrumental in attracting new business.  The Company’s North American export ocean freight net revenues decreased 3% in 2003 compared to 2002.  This decrease was a result of the Company handling more ocean shipments moving from North America to the Far East, a market which has lower profit per container, and, to a lesser extent, from North America to Europe, a market which has higher profit per container.  Ocean freight net revenues from the Far East and from Europe increased 24%, respectively, for 2003 compared with 2002.

Customs brokerage and import services net revenues increased 20% in 2003 as compared with 2002 as a result of the Company’s growing reputation for providing high quality service and consolidation within the customs brokerage market as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program.

Salaries and related costs increased 11% in 2003 compared to 2002 as a result of (1) the Company’s increased, albeit limited, hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity and (2) increased compensation levels.  Salaries and related costs remained constant as a percentage of net revenues.  The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits.  Management believes that the growth in revenues, net revenues and net earnings for 2003 are a result of the incentives inherent in the Company’s compensation program.

Other operating expenses increased in 2003 as compared with 2002 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company’s growing operations.  Other operating expenses as a percentage of net revenues remained constant in 2003 as compared with 2002.  Management believes that this was significant as it reflects the successful achievement of cost containment objectives initiated at the branch level.  The ability to sustain these savings into future periods is contingent upon branch level management’s ability to adhere to these objectives.

Other income, net, increased in 2003 as compared with 2002. Due to much lower interest rates on higher average cash balances and short-term investments during 2003, interest income decreased by $1.8 million for the year ended December 31, 2003.  Rental income, net of applicable depreciation, of $3.4 million for the year ended December 31, 2003, is included in other income.  The rental income is derived from two of the Company’s properties, one located near Heathrow airport in London, England and an office and warehouse facility near the San Francisco, California International Airport.  Other income in the year ended December 31, 2002 includes the $1.5 million gain on the sale of the Company’s former Dublin, Ireland facility.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations.  The Company’s consolidated effective income tax rate in 2003 of 36.4% is comparable to the 36.5% rate in 2002.  In the fourth quarter of 2003, the Company recorded additional tax expense of $9.5 million in order to provide full U.S. taxation on approximately $41.9 million of foreign earnings accumulated through December 31, 1992, for which U.S. income taxes had not previously been provided. Income taxes had not previously been provided on these earnings as a result of the Company’s previous intent to reinvest such earnings indefinitely or to distribute them in a manner in which no significant additional taxes would be incurred.  Also during the fourth quarter of 2003, the Company eliminated $8 million of certain taxes which the Company had previously expected to pay.  Upon recent analysis of the state tax implications of the Company’s pattern of remitting foreign earnings, the Company has determined that these taxes are not owed.

2002 compared with 2001

Airfreight net revenues in 2002 increased 12% compared with 2001 primarily due to increased airfreight tonnages handled in 2002 as compared with 2001.  Airfreight margins decreased approximately 2% during 2002 as compared with 2001 as a result of rate increases initiated by air carriers during the third and fourth quarters in response to excess air cargo demands associated with the port disruptions on the west coast of the United States.  Efficient consolidations of dense and fluffy (volumetric) freight allowed the Company to optimize purchased transportation costs while still offering competitive rates to customers.  The Company’s North American export airfreight net revenues decreased 2% in 2002 compared to 2001.  Airfreight net revenues from the Far East and from Europe increased 22% and 12%, respectively, for 2002 compared with 2001.  Airfreight rates on Far East to North American trade lanes, the Company’s most dominant lane, remained strong throughout 2002, and were particularly strong during the fourth quarter.

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

Margins decreased 1% in 2002 as compared with 2001 because the Company reduced rates to increase volumes in response to an environment of falling prices which were a result of the overcapacity situation that existed in the ocean markets.  The Company continued its focus of offering competitive rates to customers at the retail level, while leveraging freight volumes to obtain favorable rates from carriers at the wholesale level.  ECMS, an ocean freight consolidation management and purchase order tracking service, continued to be instrumental in attracting new business.  The Company’s North American export ocean freight net revenues increased 18% in 2002 compared to 2001.  This increase was a result of the Company handling more ocean shipments moving from North America to the Far East and, to a lesser extent, from North America to Europe.  Ocean freight net revenues from the Far East and from Europe increased 21% and 14%, respectively, for 2002 compared with 2001.

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

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations.  The Company’s consolidated effective income tax rate in 2002 was 36.5%, down from the 36.9% rate experienced in 2001.  The .4% decrease was caused primarily by a reduction in state tax expense required to be paid by the Company.

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

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the

U.S. Dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents.  The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses.  Any such hedging activity during 2003, 2002 and 2001 was insignificant.  Net foreign currency gains realized in 2003 and 2002 were $588,000 and $70,000, respectively.  Net foreign currency losses realized during 2001 were $366,000.  The Company had no foreign currency derivatives outstanding at December 31, 2003 and 2002.

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

Office Additions

The Company opened 3 start-up offices and one office through an acquisition during 2003.  The office added through an acquisition is followed by an asterisk.

North America	South America
USA:	COSTA RICA:
Austin, Texas	San Jose*
Orlando, Florida
Tampa, Florida

During 2003, the Company closed its Luton, England office and consolidated those operations with the operations of its London, England office.

Internal Growth

Management believes that a comparison of  “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth.  This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year.  The table below presents “same store” comparisons on a year-over-year basis for the years ended December 31, 2003, 2002 and 2001.

Same store comparisons for the years ended December 31,

	2003	2002	2001
Net revenues	10%	12%	7%
Operating income	9%	16%	13%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities.  Net cash provided by operating activities for the year ended December 31, 2003 was approximately $114 million, as compared with $116 million for 2002.  This $2 million decrease is principally due to increased accounts receivable, offset by increased net earnings and increased accounts payable, accrued expenses and taxes payable.  Increased accounts receivable is primarily due to slower collections on certain large technology accounts required to meet current market conditions.  Increases in accounts payable and accrued expenses are a result of the Company’s attempts to manage cash flows by matching the timing of cash outflows for payments to vendors with cash inflows from collections of customer billings.

The Company’s business is subject to seasonal fluctuations.  Cash flow fluctuates as a result of this seasonality.  Historically, the first quarter shows an excess of customer collections over customer billings.  This results in positive cash flow.  The increased activity associated with peak season (typically commencing late second or early third quarter) causes an excess of customer billings over customer collections.  This cyclical growth in customer receivables consumes available cash.  In the past, the Company has utilized short-term borrowings to satisfy normal operating expenditures when temporary cash outflows exceed cash inflows.  These short-term borrowings have been repaid when the trend reverses and customer collections exceed customer billings.  During 2003, short-term borrowings were not required in the United States despite the intense cash flow pressures in this market due to funds advanced in association with customs brokerage activity.

As a customs broker, the Company makes significant 5-10 business day cash advances for certain of its customers’ obligations such as the payment of duties to the Bureau of Customs and Border Protection.  These advances are made as an accommodation for a select group of credit-worthy customers.  Cash advances are a “pass through” and are not recorded as a component of revenue and expense.  The billings of such advances to customers are accounted for as a direct increase in accounts receivable to the customer and a corresponding increase in accounts payable to governmental customs authorities.  As a result of these “pass through” billings, the conventional Days Sales Outstanding or DSO calculation does not directly measure collection efficiency.

Cash used in investing activities for the year ended December 31, 2003 was $26 million, as compared with $113 million during the same period of 2002.  The largest use of cash in investing activities is cash paid for capital expenditures.  As a non-asset based provider of integrated logistics services, the Company does not own any physical means of transportation (i.e., airplanes, ships, trucks, etc.).  However, the Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight.  The Company routinely invests in technology, office furniture and equipment and leasehold improvements.

For the year ended December 31, 2003, the Company made capital expenditures of $21 million as compared with $81 million for the same period in 2002.  Capital expenditures in 2002 included $59 million for acquisitions of real estate and office/warehouse facilities in New Jersey and the United Kingdom.  Other capital expenditures in 2003 and 2002 related primarily to investments in technology and office furniture and equipment. Cash of $31.3 million was paid into escrow during 2002 to acquire an office and warehouse facility near the San Francisco, California International Airport; the transaction closed on January 7, 2003.  The Company currently expects to spend approximately $33 million for normal capital expenditures in 2004.  In addition to property and equipment, normal capital expenditures include leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures.  The Company expects to finance capital expenditures in 2004, with cash.

Cash used in financing activities for the year ended December 31, 2003 was $18 million as compared with $13 million for the same period in 2002.  The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market.  The differences between proceeds from the issuance of common stock and the amounts paid to repurchase common stock for the years ended December 31, 2003 and 2002 represent a timing difference in the receipt of proceeds and the subsequent repurchase of outstanding shares.  In 2001, the Company repurchased 2,000,000 shares at an average price of $22.56 per share under a discretionary plan authorized by the Board of Directors.  In November 2001, the Board of Directors voted to allow the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 100,000,000 shares of common stock.  No repurchases were made under this plan in 2003 and 2002.  During 2003 and 2002 the net use of cash in financing activities was primarily for the payment of dividends of $.16 per share and $.12 per share, respectively.

At December 31, 2003, working capital was $370 million, including cash and short-term investments of $296 million. The Company had no long-term debt at December 31, 2003.  While the nature of its business does not require an extensive investment in property and equipment, the Company cannot eliminate the possibility that it could acquire an equity interest in property in certain geographic locations.

The Company borrows internationally and domestically under unsecured bank lines of credit.  At December 31, 2003, the U.S. facility totaled $50 million and the international bank lines of credit totaled $14.9 million.  In addition, the Company maintains bank facilities with U.K. banks for $21.4 million.  At December 31, 2003, the Company was directly liable for $0.2 million drawn on these lines of credit and was contingently liable for an additional $51.9 million from standby letters of credit and guarantees related to these lines of credit and other obligations.  The guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation.  The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

At December 31, 2003, the Company’s contractual obligations and other commitments are as follows:

		Payments Due by Period
In thousands	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual Obligations:
Operating leases	$92,850	33,580	44,305	10,733	4,232
Unconditional purchase obligations	94,360	94,360	—	—	—

Total contractual cash obligations	$187,210	127,940	44,305	10,733	4,232

The Company enters into short-term agreements with asset-based providers reserving space on a guaranteed basis.  The pricing of these obligations varies to some degree with market conditions.  The Company only enters into agreements that management believes the Company can fulfill with relative ease.  Historically, the Company has not paid for guaranteed space that it has not used.  Management believes, in line with historical experience, committed purchase obligations outstanding as of December 31, 2003, will be fulfilled during 2004 in the Company’s ordinary course of business.

	Total	Amount of Commitment Expiration Per Period
In thousands	amounts committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Other Commitments:
Lines of credit	$64,866	64,678	188	—	—
Credit facility	21,429	21,375	—	—	54
Standby letters of credit	50,348	46,995	810	2,530	13

Total commitments	$136,643	133,048	998	2,530	67

The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises.  As of December 31, 2003, the Company had repurchased and retired 5,815,182 shares of common stock at an average price of $14.57 per share over the period from 1994 through 2003.  During 2003, 565,374 shares were repurchased at an average price of $35.56 per share.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls.  At December 31, 2003, cash and cash equivalent balances of $132.2 million were held by the Company’s non-U.S. subsidiaries, of which $44.9 million was held in banks in the United States.  During the fourth quarter of 2003, the Company provided full U.S. taxation on approximately $41.9 million of foreign earnings accumulated through December 31, 1992, for which U.S. income taxes had not previously been provided, resulting in additional tax expense of $9.5 million.  Income taxes had not previously been provided on these earnings as a result of the Company’s previous intent to reinvest such earnings indefinitely or to distribute them in a manner in which no significant additional taxes would be incurred.  The Company’s decision to provide U.S. taxes on all unremitted foreign earnings was made based upon the desire to be able to deploy capital globally without concern for the impact of associated U.S. tax obligations that might be incurred as a result of the repatriation of these earnings.

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

Off-Balance Sheet Arrangements

As of December 31, 2003, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (SEC) Regulation S-K.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% weakening of the U.S. Dollar, throughout the year ended December 31, 2003, would have had the effect of raising operating income approximately $12.9 million.  An average 10% strengthening of the U.S. Dollar, for the same period, would have the effect of reducing operating income approximately $10.5 million.

The Company has approximately $7 million of intercompany transactions unsettled at any one point in time.  The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely around the world.  Any such hedging activity throughout the year ended December 31, 2003, was insignificant.  The Company had no foreign currency derivatives outstanding at December 31, 2003 and 2002.  The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings.  The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At December 31, 2003, the Company had cash and cash equivalents and short-term investments of  $295.9 million and short-term borrowings of $0.2 million, all subject to variable short-term interest rates.  A hypothetical change in the interest rate of 10% would have an insignificant impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure between 2002 and 2003.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed on the pages listed below, as part of Part II, Item 8 of this report.

Document

1.	Financial Statements and Independent Auditors’ Report:

Independent Auditors’ Report

Consolidated Financial Statements:

Balance Sheets as of December 31, 2003 and 2002

Statements of Earnings for the Years Ended December 31, 2003, 2002 and 2001

Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001

Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2003, 2002 and 2001

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

ITEM 9A — CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

As of December 31, 2003, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed.  Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to information under the caption “Proposal 1 - Election of Directors” and to the information under the caption “Section 16(a) Reporting Delinquencies” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 5, 2004.  See also Part I - Item 1 - Executive Officers of the Registrant.

Audit Committee and Audit Committee Financial Expert

Our Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are James J. Casey, Dan P. Kourkoumelis, Michael J. Malone, and John W. Meisenbach. Our Board has determined that James J. Casey, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act and that each member of the Audit Committee is independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.

Code of Ethics and Governance Guidelines

We have adopted a Code of Business Conduct that applies to all Company employees including, of course,  our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct is posted on our website at http://www.investor.expeditors.com. We will post any amendments to the Code of Business Conduct at that location. In the unlikely event that the Board of Directors approves any sort of waiver to the Code of Business Conduct for our executive officers or directors, information concerning such waiver will also be posted at that location.  In addition to posting information regarding amendments and waivers on our website, the same information will be included in a Current Report on Form 8-K within five business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is permitted by the rules of The Nasdaq Stock Market, Inc.

ITEM 11 — EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to information under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 5, 2004.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to information under the captions “Principal Holders of Voting Securities” and “Proposal 1 - Election of Directors” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 5, 2004.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2003, regarding compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

as of December 31, 2003

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance, Other Than Securities to be Issued Upon Exercise of All Outstanding Options, Warrants and Rights

Equity Compensation Plans Approved by Security Holders	12,596,480	$21.05	1,560,406

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	12,596,480	$21.05	1,560,406

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to information under the caption “Executive Compensation” and “Certain Transactions” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 5, 2004.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to information under the caption “Relationship with Independent Public Accountants” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 5, 2004.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	FINANCIAL STATEMENTS

		Independent Auditors’ Report

		Consolidated Balance Sheets as of December 31, 2003 and 2002

		Consolidated Statements of Earnings for the Years Ended December 31, 2003, 2002 and 2001

		Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001

		Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

		Notes to Consolidated Financial Statements

	2.	FINANCIAL STATEMENT SCHEDULES

		Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2003, 2002 and 2001

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

(15)	The Company’s 2002 Employee Stock Purchase Plan. See Exhibit 10.42.

(b) REPORTS ON FORM 8-K

During the three-month period ended December 31, 2003, the Company furnished:
(1)	two Current Reports on Form 8-K under Item 12 — Results of Operations and Financial Condition:
(i) Report dated November 4, 2003 and furnished November 5, 2003, regarding third quarter 2003 financial results; and
(ii) Report dated and furnished November 14, 2003, announcing a semi-annual cash dividend.
(2)	two Current Reports on Form 8-K under Item 9 — Regulation FD Disclosure:
(i) Report dated October 24, 2003 and furnished October 27, 2003, regarding selected inquiries received through October 15, 2003.
(ii) Report dated November 17, 2003 and furnished November 18, 2003, regarding selected inquiries regarding third quarter results.

(c) EXHIBITS

Exhibit Number	Exhibit

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

10.43

Amendment to Credit Agreement between the Company and Wells Fargo Bank, National Association dated July 1, 2003 with respect to the Company’s $50,000,000 unsecured line of credit together with a Revolving Line of Credit Note due July 1, 2004.  (Incorporated by reference to Exhibit 10.43 to Form 10-Q, filed on or about November 13, 2003.)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Certified Public Accountants.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2004

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

	By:	/s/ R. JORDAN GATES
R. Jordan Gates
Executive Vice President-Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2004.

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

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Seattle, Washington
February 27, 2004

Consolidated Balance Sheets

In thousands except share data
December 31,

	2003	2002
Current Assets:
Cash and cash equivalents	$295,832	211,859
Short-term investments	82	87
Accounts receivable, less allowance for doubtful accounts of $11,978 in 2003 and $12,135 in 2002	448,324	385,864
Other	17,941	7,676
Total current assets	762,179	605,486

Property and Equipment:
Buildings and leasehold improvements	129,325	112,512
Furniture, fixtures, equipment and purchased software	138,154	120,487
Vehicles	4,281	3,514
	271,760	236,513

Less accumulated depreciation and amortization	140,066	113,683
	131,694	122,830
Land	110,008	82,136
Net property and equipment	241,702	204,966
Goodwill, net	7,774	5,299
Other intangibles, net	11,163	9,720
Deferred Federal and state income taxes	4,589	11,008
Other assets, net	13,440	43,469
	$1,040,847	879,948
Current Liabilities:
Short-term debt	$217	1,319
Accounts payable	296,895	248,302
Accrued expenses, primarily salaries and related costs	74,905	78,277
Deferred Federal and state income taxes	9,964	9,678
Federal, state, and foreign income taxes	10,141	16,990
Total current liabilities	392,122	354,566

Minority interest	3,224	1,570

Shareholders’ Equity:
Preferred stock, par value $.01 per share
Authorized 2,000,000 shares; none issued	—	—
Common stock, par value $.01 per share
Authorized 320,000,000 shares; issued and outstanding 105,056,454 shares at December 31, 2003 and 104,220,940 shares at December 31, 2002	1,051	1,042
Additional paid-in capital	25,491	21,701
Retained earnings	617,216	512,036
Accumulated other comprehensive income (loss)	1,743	(10,967)

Total shareholders’ equity	645,501	523,812

Commitments and contingencies
	$1,040,847	879,948

See accompanying notes to consolidated financial statements.

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

Consolidated Statements of Earnings

In thousands except share data

Years ended December 31,

	2003	2002	2001
Revenues:
Airfreight	$1,213,167	1,206,057	971,980
Ocean freight and ocean services	954,541	728,174	590,684
Customs brokerage and import services	457,233	362,672	320,406
Total revenues	2,624,941	2,296,903	1,883,070

Operating Expenses:
Airfreight consolidation	934,199	921,103	717,478
Ocean freight consolidation	763,425	564,060	451,803
Customs brokerage and import services	176,807	129,527	107,253
Salaries and related costs	398,475	359,769	325,545
Rent and occupancy costs	47,100	40,816	36,294
Depreciation and amortization	24,392	22,725	23,544
Selling and promotion	23,496	19,796	20,163
Other	70,285	68,098	54,973
Total operating expenses	2,438,179	2,125,894	1,737,053
Operating income	186,762	171,009	146,017

Other Income (Expense):
Interest income	4,522	6,299	9,201
Interest expense	(186)	(178)	(521)
Other, net	4,544	2,080	(183)
Other income, net	8,880	8,201	8,497

Earnings before income taxes and minority interest	195,642	179,210	154,514
Income tax expense	71,142	65,461	57,051
Net earnings before minority interest	124,500	113,749	97,463

Minority interest	(2,548)	(1,220)	(220)

Net earnings	$121,952	112,529	97,243

Basic earnings per share	$1.16	1.08	.93
Diluted earnings per share	$1.12	1.03	.89
Weighted average basic shares outstanding	104,733,442	103,892,827	104,159,504
Weighted average diluted shares outstanding	109,001,543	108,881,369	109,741,340

See accompanying notes to consolidated financial statements.

Note:  All share and per share amounts have been adjusted to reflect a 2-for-1 stock split effected in June 2002.

Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

In thousands except share data
Years ended December 31, 2003, 2002 and 2001

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Par value
Balance at December 31, 2000	102,902,326	$1,029	36,872	333,049	(9,166)	361,784

Exercise of stock options	2,548,826	25	8,062	—	—	8,087
Issuance of shares under stock purchase plan	341,828	4	7,188	—	—	7,192
Shares repurchased under provisions of stock repurchase plan	(2,569,272)	(26)	(52,397)	(7,891)	—	(60,314)
Tax benefits from employee stock plans	—	—	15,863	—	—	15,863
Comprehensive income
Net earnings	—	—	—	97,243	—	97,243
Foreign currency translation adjustments, net of deferred tax credit of $2,597	—	—	—	—	(4,823)	(4,823)
Total comprehensive income	—	—	—	—	—	92,420
Dividends paid ($.10 per share)	—	—	—	(10,409)	—	(10,409)
Balance at December 31, 2001	103,223,708	$1,032	15,588	411,992	(13,989)	414,623

Exercise of stock options	1,222,608	12	8,187	—	—	8,199
Issuance of shares under stock purchase plan	358,940	4	8,557	—	—	8,561
Shares repurchased under provisions of stock repurchase plans	(584,316)	(6)	(16,589)	—	—	(16,595)
Tax benefits from employee stock plans	—	—	5,958	—	—	5,958
Comprehensive income
Net earnings	—	—	—	112,529	—	112,529
Foreign currency translation adjustments, net of deferred tax debit of $1,627	—	—	—	—	3,022	3,022
Total comprehensive income	—	—	—	—	—	115,551
Dividends paid ($.12 per share)	—	—	—	(12,485)	—	(12,485)
Balance at December 31, 2002	104,220,940	$1,042	21,701	512,036	(10,967)	523,812

Exercise of stock options	965,636	10	9,599	—	—	9,609
Issuance of shares under stock purchase plan	435,252	4	10,411	—	—	10,415
Shares repurchased under provisions of stock repurchase plans	(565,374)	(5)	(20,100)	—	—	(20,105)
Tax benefits from employee stock plans	—	—	3,880	—	—	3,880
Comprehensive income
Net earnings	—	—	—	121,952	—	121,952
Unrealized gains on securities, net of deferred tax debit of $225	—	—	—	—	418	418
Foreign currency translation adjustments, net of deferred tax debit of $6,619	—	—	—	—	12,292	12,292
Total comprehensive income	—	—	—	—	—	134,662
Dividends paid ($.16 per share)	—	—	—	(16,772)	—	(16,772)
Balance at December 31, 2003	105,056,454	$1,051	25,491	617,216	1,743	645,501

See accompanying notes to consolidated financial statements.

Note:  All share and per share amounts have been adjusted to reflect a 2-for-1 stock split effected in June 2002.

Consolidated Statements of Cash Flows

In thousands

Years ended December 31,

	2003	2002	2001
Operating Activities:
Net earnings	$121,952	112,529	97,243
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	380	2,382	297
Depreciation and amortization	24,392	22,725	23,544
Deferred income tax expense (benefit)	(69)	(687)	2,377
Tax benefits from employee stock plans	3,880	5,958	15,863
Gain on sale of property and equipment	(186)	(1,696)	(169)
Amortization of cost in excess of net assets of acquired businesses and other intangible assets	1,424	950	1,074
Impairment write down of other assets	—	3,502	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(66,237)	(99,152)	64,772
Increase in minority interest	1,624	726	249
Increase (decrease) in accounts payable, accrued expenses and taxes payable	34,473	70,363	(33,023)
Other	(7,298)	(1,107)	(4,613)
Net cash provided by operating activities	114,335	116,493	167,614

Investing Activities:
Decrease (increase) in short-term investments	(5)	(31)	1,698
Purchase of property and equipment	(20,745)	(81,427)	(37,382)
Proceeds from sale of property and equipment	415	4,151	789
Cash paid for note receivable secured by real estate	—	(4,262)	(10,208)
Cash held in escrow for real estate acquisition	—	(31,250)	—
Other	(5,562)	(333)	(7,754)

Net cash used in investing activities	(25,897)	(113,152)	(52,857)

Financing Activities:
Repayments of short-term debt, net	(1,171)	(395)	(2,632)
Proceeds from issuance of common stock	20,024	16,760	15,279
Repurchases of common stock	(20,105)	(16,595)	(60,314)
Dividends paid	(16,772)	(12,485)	(10,409)
Net cash used in financing activities	(18,024)	(12,715)	(58,076)

Effect of exchange rate changes on cash	13,559	2,556	(7,009)
Increase (decrease) in cash and cash equivalents	83,973	(6,818)	49,672
Cash and cash equivalents at beginning of year	211,859	218,677	169,005
Cash and cash equivalents at end of year	$295,832	211,859	218,677

Interest and Taxes Paid:
Interest	$166	176	524
Income taxes	78,820	37,111	41,825

Non-Cash Investing Activities:

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

The consolidated financial statements include the accounts of the Company and its subsidiaries.  In addition, the consolidated financial statements also include the accounts of operating entities where the Company maintains a parent-subsidiary relationship through unilateral control over assets and operations together with responsibility for payment of all liabilities, notwithstanding a lack of technical majority ownership of the subsidiary common stock.

All significant intercompany accounts and transactions have been eliminated in consolidation.

All dollar amounts in the notes are presented in thousands except for share data.

B.            Cash Equivalents

All highly liquid investments with a maturity of three months or less at date of purchase are considered to be cash equivalents.

C.            Short-term Investments

Short-term investments are designated as available-for-sale and cost approximates market at December 31, 2003 and 2002.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001. Under the new rules, purchased goodwill and intangible assets with indefinite useful lives will no longer be amortized but will be subject to annual impairment tests in accordance with the provisions of the statements.  The Company applied the new rules on accounting for goodwill and intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 did not have a material affect on the Company’s consolidated financial statements. Goodwill amortization expense was $161 for the year ended December 31, 2001.  The Company performed the required initial impairment test of goodwill as of January 1, 2002 and determined there was no impact on the Company’s consolidated financial condition or results of operations.

Effective January 1, 2002, the Company ceased to amortize goodwill.  Goodwill is recorded net of accumulated amortization of $765 at December 31, 2003 and 2002.  For the years ended December 31, 2003 and 2002, the Company performed the required annual impairment test during the fourth quarter and determined that no impairment had occurred.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  Intangible assets with estimable useful lives are amortized over their respective useful lives, and reviewed for impairment in accordance with SFAS No. 144.  The Company adopted the provisions of SFAS No. 144 beginning in the first quarter of 2002.  Adoption of SFAS No. 144 had no impact on the Company’s consolidated financial condition or results of operations.

Other intangible assets consist principally of payments made to purchase customer lists of former agents in countries where the Company established its own presence by opening its own offices.  Other intangible assets are amortized over their estimated useful lives for periods up to 15 years.

Balances as of December 31 are as follows:

	2003	2002

Identifiable intangible assets	$19,290	15,764

Less accumulated amortization	(8,127)	(6,044)
	$11,163	9,720
Aggregate amortization expense for the year ended December 31	$1,424	950

Estimated annual amortization expense will approximate $1,290 during each of the next five years.

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

H.            Net Earnings per Common Share

Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding.  Dilutive potential common shares represent outstanding stock options.  Basic earnings per share is calculated using the weighted average number of common shares outstanding without taking into consideration dilutive potential common shares outstanding.

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

	2003	2002	2001
Net earnings - as reported	$121,952	112,529	97,243
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(23,552)	(19,567)	(14,309)
Net earnings - pro forma	$98,400	92,962	82,934

Basic earnings per share — as reported	$1.16	1.08	.93
Basic earnings per share — pro forma	$.94	.89	.80

Diluted earnings per share — as reported	$1.12	1.03	.89
Diluted earnings per share — pro forma	$.91	.87	.78

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

The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure.  Accordingly, the Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world.  Such hedging activity during 2003, 2002 and 2001 was insignificant.  Net foreign currency gains realized during 2003 and 2002 were $588 and $70, respectively.  Net foreign currency losses realized during 2001 were $366.  The Company had no foreign currency derivatives outstanding at December 31, 2003 and 2002.

K.            Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles in the United States, are excluded from net income.  For the Company, these consist of foreign currency translation gains and losses and unrealized gains and losses on securities, net of related income tax effects.

Accumulated other comprehensive income (loss) consists of the following:

Years ended December 31,	2003	2002
(in thousands)

Foreign currency translation adjustments	$1,325	(10,967)
Unrealized gain on securities	418	—
	$1,743	$(10,967)

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

N.            Reclassification

Certain prior year amounts have been reclassified to conform with the 2003 presentation.

O.            New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or development and/or normal use of the asset. The Company adopted the provisions of SFAS No. 143 beginning in the first quarter of 2003.  Adoption of SFAS No. 143 had no material impact on the Company’s consolidated financial condition or results of operations.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The Company adopted the provisions of SFAS No. 146 beginning in the first quarter of 2003.  Adoption of SFAS No. 146 had no material impact on the Company’s consolidated financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition/measurement requirements related to certain guarantees.  The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  The provisions of FIN 45 require the Company to value and record the liability for any indirect or direct guarantees of the indebtedness of others entered into after December 31, 2002.  The Company adopted the recognition and measurement provisions of FIN 45 beginning in the first quarter of 2003.  As of December 31, 2003, the Company had no material obligations under guarantees that fall within the scope of FIN 45.

In November 2002, the EITF reached a consensus on Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.”  EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 became effective for periods beginning after June 15, 2003. The Company’s adoption of the provisions of EITF 00-21 beginning in the third quarter of 2003 had no impact on the Company’s consolidated financial position or results of operations.

In December 2003, the FASB issued revised Interpretation No. 46, “Consolidation of Variable Interest Entities (Revised), an Interpretation of ARB No. 51,” (FIN 46R).  FIN 46R addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46R.  The provisions of FIN 46R are generally effective for public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003.  Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004.  The Company adopted only the disclosure provisions of FIN 46R in the fourth quarter of 2003 and will adopt the remaining provisions of FIN 46R in the first quarter of 2004.  The Company does not expect adoption of the remaining provisions of FIN 46R to have a material impact on the Company’s consolidated financial condition or results of operations.

The Company has determined that certain entities with which it is involved are variable interest entities which will require consolidation by the Company in accordance with FIN 46R, in the first quarter of 2004.  Since these entities are already consolidated by the Company, their consolidation under FIN 46R is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

The Company’s variable interest entities are primarily comprised of its exclusive agent in Taiwan, which conducts the Company’s logistics business in that area.  As of and for the year ended December 31, 2003, the aggregate total revenues, net revenues and total identifiable assets of the Company’s variable interest entities were less than 10% of the Company’s respective consolidated amounts.  The Company’s maximum exposure to loss as a result of its involvement with its variable interest entities is estimated at $4,000 as of December 31, 2003.

NOTE 2.                 OTHER ASSETS

Other assets at December 31, 2002 included $31,250 paid into escrow in anticipation of purchasing an office and warehouse facility near the San Francisco, California International Airport.  This transaction closed on January 7, 2003.

During the fourth quarter of 2002, the Company evaluated the recoverability of certain other assets and determined that an impairment had occurred.  Accordingly, a $3,502 loss was recorded as an operating expense in 2002.  No impairment loss occurred in 2003.

NOTE 3.                 CREDIT ARRANGEMENTS

The Company has a $50,000 United States bank line of credit extending through July 1, 2004.  Borrowings under the line bear interest at LIBOR + .75% (1.87% at December 31, 2003) and are unsecured.  As of December 31, 2003, the Company had no borrowings under this line.

The majority of the Company’s foreign subsidiaries maintain bank lines of credit for short-term working capital purposes.  These credit lines are supported by standby letters of credit issued by a United States bank, or guarantees issued by the Company to the foreign banks issuing the credit line.  Lines of credit totaling $14,866 and $10,284 at December 31, 2003 and 2002, respectively, bear interest at rates up to 3% over the foreign banks’ equivalent prime rates.  At December 31, 2003 and 2002, the Company was liable for $217 and $1,319, respectively, of borrowings under these lines, and at December 31, 2003 was contingently liable for approximately $50,348 under outstanding standby letters of credit and guarantees related to these lines of credit and other obligations.

The guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation.  The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

In addition, at December 31, 2003 the Company had $21,429 in credit facilities with United Kingdom banks (U.K. facilities), secured by corporate guarantees.  The Company was contingently liable under the U.K. facilities at December 31, 2003 for $1,518 used to secure customs bonds issued to foreign governments.

At December 31, 2003, the Company was in compliance with all restrictive covenants of these credit lines and the associated credit facilities, including maintenance of certain minimum asset, working capital and equity balances and ratios.

NOTE 4.                 INCOME TAXES

Income tax expense for 2003, 2002 and 2001 includes the following components:

	Federal	State	Foreign	Total
2003
Current	$24,403	3,543	39,384	67,330
Deferred	3,365	447	—	3,812
	$27,768	3,990	39,384	71,142
2002
Current	$18,937	3,120	38,133	60,190
Deferred	4,067	1,204	—	5,271
	$23,004	4,324	38,133	65,461
2001
Current	$9,921	2,806	26,084	38,811
Deferred	16,511	1,729	—	18,240
	$26,432	4,535	26,084	57,051

Income tax expense differs from amounts computed by applying the U.S. Federal income tax rate of 35% to earnings before income taxes and minority interest as a result of the following:

	2003	2002	2001
Computed “expected” tax expense	$68,475	62,724	54,080
Increase (reduction) in income taxes resulting from:
State income taxes, net of Federal income tax benefit	2,593	2,810	2,948
Decrease in valuation allowance for deferred tax assets	—	(1)	(7)
Other, net	74	(72)	30
	$71,142	65,461	57,051

The components of earnings before income taxes and minority interest are as follows:

	2003	2002	2001
United States	$63,832	46,054	46,684
Foreign	131,810	133,156	107,830
	$195,642	179,210	154,514

The tax effects of temporary differences, tax credits and operating loss carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are as follows:

Years ended December 31,	2003	2002
Deferred Tax Assets:
Accrued intercompany and third party charges, deductible for taxes upon economic performance (i.e. actual payment)	$1,178	3,149
Foreign currency translation adjustment	—	6,139
Provision for doubtful accounts receivable	2,321	2,262
Excess of financial statement over tax depreciation	4,621	4,266
Other	996	1,151
Total gross deferred tax assets	9,116	16,967

Deferred Tax Liabilities:
Unremitted foreign earnings, net of related foreign tax credits	(13,738)	(7,082)
Foreign currency translation adjustment	(480)	—
Other	(273)	(8,555)

Total gross deferred tax liabilities	$(14,491)	(15,637)
Net deferred tax assets (liabilities)	$(5,375)	1,330
Plus current deferred tax liabilities	$9,964	9,678
Noncurrent deferred tax assets	$4,589	11,008

In the fourth quarter of 2003, the Company recorded additional tax expense of $9.5 million in order to provide full U.S. taxation on approximately $41.9 million of foreign earnings accumulated through December 31, 1992, for which U.S. income taxes had not previously been provided. Income taxes had not previously been provided on these earnings as a result of the Company’s previous intent to reinvest such earnings indefinitely or to distribute them in a manner in which no significant additional taxes would be incurred.  The Company’s decision to provide U.S. taxes on all unremitted foreign earnings was made based upon the desire to be able to deploy capital globally without concern for the impact of associated U.S. tax obligations that might be incurred as a result of the repatriation of those earnings.  Also, during the fourth quarter of 2003, the Company eliminated $8 million of certain taxes which the Company had previously expected to pay.  Upon recent analysis of the state tax implications of the Company’s pattern of remitting foreign earnings, the Company has determined that these taxes are not owed.

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

B.            Stock Repurchase Plans

The Company has a Non-Discretionary Stock Repurchase Plan under which management is authorized to repurchase up to 10,000,000 shares of the Company’s common stock in the open market with the proceeds received from the exercise of Employee and Director Stock Options.  As of December 31, 2003, the Company had repurchased and retired 5,815,182 shares of common stock at an average price of $14.57 per share over the period from 1994 through 2003.

In September 2001, the Board of Directors approved a Discretionary Stock Repurchase Plan to repurchase and retire 2,000,000 shares of common stock.  As of October 11, 2001, all 2,000,000 shares had been repurchased and retired under the plan at an average price of $22.56 per share.  In November 2001, the Board of Directors expanded the Company’s Discretionary Stock Repurchase Plan to allow for the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 100,000,000 shares of common stock.  As of December 31, 2003, no further shares had been repurchased under the amended discretionary plan.

C.            Stock Option Plans

The Company has two stock option plans (the “1985 Plan” and the “1997 Plan”) for employees under which the Board of Directors may grant officers and key employees options to purchase common stock at prices equal to or greater than market value on the date of grant.  The 1985 Plan provides for non-qualified grants at exercise prices equal to or greater than the market value on the date of grant. Outstanding options generally vest and become exercisable over periods up to five years from the date of grant and expire no more than 10 years from the date of grant. The 1997 Plan provides for qualified and non-qualified grants of options to purchase shares, limited to not more than 200,000 shares per person per year.  Grants less than or equal to 40,000 shares in any fiscal year, are granted at or above common stock prices on the date of grant.  Any 1997 Plan grants in excess of the initial 40,000 shares granted per person per year (“Excess Grants”) require an exercise price of not less than 120% of the common stock price on the date of grant.  Excess Grants under the 1997 Plan vest completely in 3 years, and expire no later than 5 years, from the date of grant.

The Company also has a stock option plan (“Directors’ Plan”) under which non-employee directors elected at each annual meeting are granted non-qualified options to purchase 16,000 shares of common stock at prices equal to the market value on the date of grant on the first business day of the month following the meeting.

Upon the exercise of non-qualified stock options, the Company derives a tax deduction measured by the excess of the market value over the option price at the date of exercise.  The related tax benefit is credited to additional paid-in capital.

Details regarding the plans are as follows:

	Unoptioned Shares			Outstanding Options
	1985 Plan	1997 Plan	Directors’ Plan	Number of shares	Weighted average price per share
Balance at December 31, 2000	323,456	1,978,750	48,000	11,143,750	$9.15
Options authorized	—	5,000,000	400,000	—	$—
Options granted	(220,000)	(2,060,800)	(64,000)	2,344,800	$25.05
Options exercised	—	—	—	(2,548,826)	$3.18
Options canceled	—	271,200	—	(271,200)	$16.64
Balance at December 31, 2001	103,456	5,189,150	384,000	10,668,524	$13.89

Options granted	(100,000)	(2,515,050)	(64,000)	2,679,050	$28.61
Options exercised	—	—	—	(1,222,608)	$6.71
Options canceled	—	224,850	—	(224,850)	$21.32
Balance at December 31, 2002	3,456	2,898,950	320,000	11,900,116	$17.80

Options granted	—	(1,846,500)	(64,000)	1,910,500	$36.53
Options exercised	—	—	—	(965,636)	$9.95
Options canceled	—	248,500	—	(248,500)	$27.30
Balance at December 31, 2003	3,456	1,300,950	256,000	12,596,480	$21.05

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

	2003	2002	2001
Dividend yield	.47%	.41%	.38%
Volatility	48%	49%	51%
Risk-free interest rates	1.1 – 3.6%	2.0 – 5.2%	3.6 – 5.4%
Expected life (years) –– stock option plans	6.8 – 9.2	4.9 – 8.4	5.2 – 8.5
Expected life (years) –– stock purchase rights plan	1	1	1
Weighted average fair value of stock options granted during the year	$18.64	13.45	12.68
Weighted average fair value of stock purchase rights	$8.93	7.88	8.79

The following table summarizes information about fixed-price stock options outstanding at December 31, 2003:

Range of exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$2.13 – 9.75	2,108,500	2 years	$3.88	2,108,500	$3.88
$10.00 – 16.05	2,425,980	4.9 years	$13.88	2,013,830	$13.44
$18.95 – 24.86	3,591,800	6.9 years	$22.41	727,950	$19.11
$26.85 – 28.95	2,531,850	8.3 years	$28.59	65,500	$28.91
$31.93 – 36.59	1,938,350	9.3 years	$36.36	128,250	$33.41
$2.13 – 36.59	12,596,480	6.4 years	$21.05	5,044,030	$10.97

The number of stock options exercisable at December 31, 2002 and 2001, were respectively, 4,338,466, at a weighted average exercise price of $8.40 per share, and 3,983,924, at a weighted average exercise price of $5.78 per share.

D.    Basic and Diluted Earnings Per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share in 2003, 2002 and 2001.

	Net earnings	Weighted average shares	Earnings per share
2003

Basic earnings per share	$121,952	104,733,442	$1.16
Effect of dilutive potential common shares	—	4,268,101	—
Diluted earnings per share	$121,952	109,001,543	$1.12

2002

Basic earnings per share	$112,529	103,892,827	$1.08
Effect of dilutive potential common shares	—	4,988,542	—
Diluted earnings per share	$112,529	108,881,369	$1.03

2001

Basic earnings per share	$97,243	104,159,504	$.93
Effect of dilutive potential common shares	—	5,581,836	—
Diluted earnings per share	$97,243	109,741,340	$.89

For the years ended December 31, 2003, 2002 and 2001, options to purchase 1,797,750 shares, 76,600 shares and 66,400 shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock for the period of $35.54, $29.58 and $26.76, respectively, were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

E.             Stock Purchase Plan

In May 2002, the shareholders approved the Company’s 2002 Employee Stock Purchase Plan (“2002 Plan”), which became effective August 1, 2002 upon the expiration of the 1988 Employee Stock Purchase Plan (“1988 Plan”) on July 31, 2002.  The Company’s 2002 Plan provides for 2,152,726 shares of the Company’s common stock, including 152,726 remaining shares transferred from the 1988 Plan, to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year.  The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of (1) 85% of the fair market value of the Company’s stock on July 31 or (2) 85% of the fair market value of the Company’s stock on the preceding August 1.  At December 31, 2003, an aggregate of 435,252 shares, had been issued under the 2002 Plan, and $6,006 had been withheld in connection with the plan year ending July 31, 2004.

NOTE 6.         FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, other than cash, consist primarily of cash equivalents, short-term investments, accounts receivable, securities, short-term debt, accounts payable and accrued expenses.  The fair values of these financial instruments approximate their carrying amounts based upon market interest rates or their short-term nature.

NOTE 7.         COMMITMENTS

A.            Leases

The Company occupies office and warehouse facilities under terms of operating leases expiring up to 2013.  Total rent expense for 2003, 2002 and 2001 was $31,206, $28,147 and $24,323, respectively.  At December 31, 2003, future minimum annual lease payments under all leases are as follows:

2004	$33,580
2005	20,126
2006	13,314
2007	10,865
2008	7,747
Thereafter	7,218
$92,850

B.            Unconditional Purchase Obligations

The Company enters into short-term agreements with asset-based providers reserving space on a guaranteed basis.  The pricing of these obligations varies to some degree with market conditions.  The Company only enters into agreements that management believes the Company can fulfill with relative ease.  Historically, the Company has not paid for guaranteed space that it has not used.  Management believes, in line with historical experience, committed purchase obligations outstanding as of December 31, 2003 of $94,360, will be fulfilled during 2004 in the Company’s ordinary course of business.

C.            Employee Benefits

The Company has employee savings plans under which the Company provides a discretionary matching contribution.   In 2003, 2002, and 2001, the Company’s contributions under the plans were $3,977, $3,292, and $2,937, respectively.

NOTE 8.         CONTINGENCIES

The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management’s opinion, will have a significant affect on the Company’s financial condition.

NOTE 9.         BUSINESS SEGMENT INFORMATION

Financial information regarding the Company’s 2003, 2002, and 2001 operations by geographic area are as follows:

	United States	Other North America	Far East	Europe	Australia/ New Zealand	Latin America	Middle East	Elimi- nations	Consoli- dated
2003
Revenues from unaffiliated customers	$519,488	65,843	1,446,760	406,186	32,077	37,495	117,092	—	2,624,941
Transfers between geographic areas	41,714	2,352	7,147	11,715	3,876	4,288	3,576	(74,668)	—
Total revenues	$561,202	68,195	1,453,907	417,901	35,953	41,783	120,668	(74,668)	2,624,941

Net revenues	$309,980	35,912	203,969	137,117	18,985	14,801	29,746	—	750,510
Operating income	$55,623	8,364	87,313	22,512	3,988	2,073	6,889	—	186,762
Identifiable assets at year end	$538,675	32,478	162,991	239,068	17,793	20,492	29,350	—	1,040,847
Capital expenditures	$9,322	1,017	3,510	3,371	324	1,899	1,302	—	20,745
Depreciation and amortization	$12,879	1,248	3,146	4,892	667	608	952	—	24,392
Equity	$682,585	12,931	120,714	63,619	11,945	3,521	14,049	(263,863)	645,501

2002
Revenues from unaffiliated customers	$469,928	60,629	1,294,107	314,582	23,534	29,475	104,648	—	2,296,903
Transfers between geographic areas	30,032	2,066	6,090	9,398	4,041	3,568	2,824	(58,019)	—
Total revenues	$499,960	62,695	1,300,197	323,980	27,575	33,043	107,472	(58,019)	2,296,903

Net revenues	$279,639	32,311	204,299	112,136	15,103	12,246	26,479	—	682,213
Operating income	$40,981	7,967	90,917	18,215	3,521	2,015	7,393	—	171,009
Identifiable assets at year end	$450,259	25,598	144,877	210,849	14,553	8,540	25,272	—	879,948
Capital expenditures	$14,005	1,056	2,917	60,701	1,057	208	1,483	—	81,427
Depreciation and amortization	$12,406	1,349	2,796	4,079	571	553	971	—	22,725
Equity	$535,590	9,774	112,199	41,604	10,049	1,231	9,958	(196,593)	523,812

2001
Revenues from unaffiliated customers	$478,263	47,609	958,698	272,460	17,688	27,096	81,256	—	1,883,070
Transfers between geographic areas	22,222	1,479	5,747	9,672	3,406	3,167	2,920	(48,613)	—
Total revenues	$500,485	49,088	964,445	282,132	21,094	30,263	84,176	(48,613)	1,883,070

Net revenues	$252,601	26,029	174,259	106,824	11,465	11,293	24,065	—	606,536
Operating income (loss)	$41,224	4,604	70,546	19,793	2,555	(53)	7,348	—	146,017
Identifiable assets at year end	$404,392	19,731	112,627	118,170	11,101	8,698	20,412	(6,694)	688,437
Capital expenditures	$12,202	1,463	2,717	17,009	654	1,102	2,235	—	37,382
Depreciation and amortization	$13,322	1,332	3,381	3,290	527	689	1,003	—	23,544
Equity	$415,229	4,737	96,664	31,031	8,369	294	7,971	(149,672)	414,623

The Company charges its subsidiaries and affiliates for services rendered in the United States on a cost recovery basis.

No single country outside the United States represented more than 10% of the Company’s total revenue, net revenue or total identifiable assets in any period presented except as noted in the table below.

	2003	2002	2001
Total revenues:
Hong Kong	16%	17%	13%
Taiwan	— *	— *	11%
People’s Republic of China	16%	— *	—	*

Net revenues:
Hong Kong	10%	11%	—	*

Total identifiable assets:
United Kingdom	10%	12%	—	*

*Represents less than 10% in the period presented.

NOTE 10.               QUARTERLY RESULTS (UNAUDITED)

	1st	2nd	3rd	4th
2003
Revenues	$556,346	625,713	711,469	731,413
Net revenues	170,026	178,261	196,849	205,374
Net earnings	25,119	27,910	32,558	36,365
Basic earnings per share	.24	.27	.31	.35
Diluted earnings per share	.23	.26	.30	.33

2002
Revenues	$449,540	535,756	620,394	691,213
Net revenues	146,706	156,144	177,761	201,602
Net earnings	22,230	23,684	30,619	35,996
Basic earnings per share	.22	.23	.29	.35
Diluted earnings per share	.20	.22	.28	.33

Net revenues are determined by deducting freight consolidation costs from total revenues.  The sum of quarterly per share data may not equal the per share total reported for the year.

The fourth quarter 2003 results include a $.03 per share increase in operating income as a result of the elimination of accruals for inter-company differences made unnecessary by enhancements in the Company’s inter-company automated clearinghouse technology implemented in the beginning of the fourth quarter of 2003.  In addition, the results also include a net $.02 per share increase in additional tax expense ($9.5 million) as a result of the Company’s decision to provide full U.S. taxation on all unremitted foreign earnings and to eliminate certain tax expense ($8.0 million) which the Company has analyzed and determined will not ultimately be paid out.

SCHEDULE II

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Other	Deductions write-offs	Balance at end of year
	(in thousands)
Allowance for doubtful accounts receivable

2003	$12,135	$380	$—	$537	$11,978

2002	$10,410	$2,382	$—	$657	$12,135

2001	$11,825	$297	$—	$1,712	$10,410

S-1

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

ANNUAL REPORT

ON

FORM 10-K

FOR FISCAL YEAR ENDED

DECEMBER 31, 2003

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Certified Public Accountants.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.