Form 10-Q
period 2004-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2004-05-10
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

At May 3, 2004, the number of shares outstanding of the issuer’s Common Stock was 105,246,004.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2004	December 31, 2003
Assets

Current assets:
Cash and cash equivalents	$364,326	$295,832
Short-term investments	52	82
Accounts receivable, less allowance for doubtful accounts of $12,736 at March 31, 2004 and $11,978 at December 31, 2003	459,769	448,324
Deferred Federal and state income taxes	2,258	2,548
Other current assets	17,173	17,941

Total current assets	843,578	764,727

Property and equipment, less accumulated depreciation and amortization of $146,239 at March 31, 2004 and $140,066 at December 31, 2003	245,522	241,702
Goodwill, less accumulated amortization of $765 at March 31, 2004 and December 31, 2003	7,774	7,774
Other intangibles, net	10,774	11,163
Other assets, net	14,404	13,440

	$1,122,052	$1,038,806

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term debt	—	217
Accounts payable	330,033	296,895
Accrued expenses, primarily salaries and related costs	78,340	74,905
Federal, state and foreign income taxes	14,367	10,141

Total current liabilities	422,740	382,158

Deferred Federal and state income taxes	13,670	7,923

Minority interest	4,211	3,224

Shareholders’ equity:
Preferred stock, par value $.01 per share.
Authorized 2,000,000 shares; none issued	—	—

Common stock, par value $.01 per share.
Authorized 320,000,000 shares; issued and outstanding 105,216,967 shares at March 31, 2004, and 105,056,454 shares at December 31, 2003	1,052	1,051
Additional paid-in capital	27,302	25,491
Retained earnings	649,060	617,216
Accumulated other comprehensive income	4,017	1,743

Total shareholders’ equity	681,431	645,501

Commitments and contingencies

	$1,122,052	$1,038,806

See accompanying notes to condensed consolidated financial statements.

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings
(In thousands, except share data)
(Unaudited)

	Three months ended March 31,
	2004	2003

Revenues:
Airfreight	$324,859	$266,814
Ocean freight and ocean services	233,046	190,345
Customs brokerage and import services	128,945	99,187

Total revenues	686,850	556,346

Operating expenses:
Airfreight consolidation	246,652	201,340
Ocean freight consolidation	186,819	147,853
Customs brokerage and import services	50,883	37,127
Salaries and related costs	111,041	93,540
Rent and occupancy costs	12,751	10,995
Depreciation and amortization	6,259	5,779
Selling and promotion	6,510	5,307
Other	17,127	16,876

Total operating expenses	638,042	518,817

Operating income	48,808	37,529

Interest expense	(5)	(48)
Interest income	1,006	980
Other, net	1,157	1,060

Other income, net	2,158	1,992

Earnings before income taxes and minority interest	50,966	39,521
Income tax expense	18,160	14,132

Net earnings before minority interest	32,806	25,389

Minority interest	(962)	(270)

Net earnings	31,844	25,119

Basic earnings per share	$.30	$.24

Diluted earnings per share	$.29	$.23

Weighted average basic shares outstanding	105,131,114	104,318,328

Weighted average diluted shares outstanding	109,613,044	108,724,489

See accompanying notes to condensed consolidated financial statements.

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2004	2003
Operating activities:
Net earnings	$31,844	$25,119
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	682	198
Deferred income tax expense	4,847	2,944
Tax benefits from employee stock plans	1,922	2,157
Depreciation and amortization	6,259	5,779
Loss (gain) on sale of property and equipment	13	(43)
Other	729	983
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(12,578)	27,554
Decrease (increase) in other current assets	723	(1,027)
Increase (decrease) in minority interest	962	(79)
Increase in accounts payable and other current liabilities	40,572	393

Net cash provided by operating activities	75,975	63,978

Investing activities:
Decrease in short-term investments	31	34
Purchase of property and equipment	(8,638)	(4,545)
Proceeds from sale of property and equipment	52	6
Other	(681)	213

Net cash used in investing activities	(9,236)	(4,292)

Financing activities:
Repayments of short-term debt, net	(215)	(849)
Proceeds from issuance of common stock	1,427	1,792
Repurchases of common stock	(1,537)	(1,974)

Net cash used in financing activities	(325)	(1,031)

Effect of exchange rate changes on cash	2,080	1,731

Increase in cash and cash equivalents	68,494	60,386
Cash and cash equivalents at beginning of period	295,832	211,859
Cash and cash equivalents at end of period	$364,326	$272,245

Interest and taxes paid:
Interest	$10	$46
Income taxes	8,465	14,041

See accompanying notes to condensed consolidated financial statements.

Non-Cash Investing Activities – Cash held in escrow of $30,954 was applied toward the purchase of land and a building in January 2003.

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

Note 1.  Summary of Significant Accounting Policies

The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Certain 2003 amounts have been reclassified to conform to the 2004 presentation. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about March 15, 2004.

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

	Three Months Ended March 31,
	2004	2003
Net earnings - as reported	$31,844	25,119
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,967)	(5,353)
Net earnings - pro forma	$25,877	19,766

Basic earnings per share — as reported	$.30	.24
Basic earnings per share — pro forma	$.25	.19

Diluted earnings per share — as reported	$.29	.23
Diluted earnings per share — pro forma	$.24	.19

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

The components of total comprehensive income for interim periods are presented in the following table:

	Three Months Ended March 31,
	2004	2003

Net earnings	$31,844	$25,119

Foreign currency translation adjustments net of tax of: $(1,241) and $(751)	2,306	1,396
Unrealized loss on securities net of tax of $17	(32)	—

Total comprehensive income	$34,118	$26,515

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

Financial information regarding the Company’s operations by geographic area for the three months ended March 31, 2004 and 2003 are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	FAR EAST	EUROPE	AUSTRALIA / NEW ZEALAND	LATIN AMERICA	MIDDLE EAST	ELIMI- NATIONS	CONSOLI- DATED
Three months ended March 31, 2004:

Revenues from unaffiliated customers	$136,556	17,132	367,660	112,229	9,818	11,577	31,878	—	686,850
Transfers between geographic areas	14,496	805	2,356	4,008	1,109	1,580	1,338	(25,692)	—

Total revenues	$151,052	17,937	370,016	116,237	10,927	13,157	33,216	(25,692)	686,850

Net revenues	$80,863	9,555	55,713	37,707	5,655	4,882	8,121	—	202,496
Operating income	$13,193	1,990	24,665	5,567	1,235	673	1,485	—	48,808
Identifiable assets at quarter end	$567,459	35,353	192,442	250,360	19,733	18,675	32,117	5,913	1,122,052
Capital expenditures	$3,125	505	1,984	2,156	110	166	592	—	8,638
Depreciation and amortization	$3,309	283	846	1,214	149	175	283	—	6,259
Equity	$726,342	13,364	138,746	67,794	13,035	3,864	14,809	(296,523)	681,431

Three months ended March 31, 2003:

Revenues from unaffiliated customers	$122,293	15,991	285,880	89,495	6,389	7,886	28,412	—	556,346
Transfers between geographic areas	6,468	412	1,472	2,354	919	900	712	(13,237)	—

Total revenues	$128,761	16,403	287,352	91,849	7,308	8,786	29,124	(13,237)	556,346

Net revenues	$70,769	8,481	46,611	30,336	3,923	3,125	6,781	—	170,026
Operating income	$10,988	1,754	19,055	3,424	667	590	1,051	—	37,529
Identifiable assets at quarter end	$478,021	27,750	147,783	208,328	14,426	9,170	27,190	—	912,668
Capital expenditures	$2,279	221	997	766	10	82	190	—	4,545
Depreciation and amortization	$3,111	306	729	1,161	144	121	207	—	5,779
Equity	$589,371	11,060	125,563	45,543	9,880	1,690	10,200	(241,005)	552,302

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

Note 4.  Basic and Diluted Earnings per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share for the three months ended March 31, 2004 and 2003:

	Three months ended March 31,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2004

Basic earnings per share	$31,844	105,131,114.30
Effect of dilutive potential common shares	—	4,481,930	—

Diluted earnings per share	$31,844	109,613,044.29

2003

Basic earnings per share	$25,119	104,318,328	$.24
Effect of dilutive potential common shares	—	4,406,161	—

Diluted earnings per share	$25,119	108,724,489	$.23

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	For the three months ended March 31,
	2004	2003

Shares	—	10,000

Note 5.  Recent Accounting Pronouncements

In December 2003, the FASB issued revised Interpretation No. 46, “Consolidation of Variable Interest Entities (Revised), an Interpretation of ARB No. 51,” (FIN 46R).  FIN 46R addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46R.  The provisions of FIN 46R are generally effective for public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003.  Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004.  The Company adopted only the disclosure provisions of FIN 46R in the fourth quarter of 2003 and adopted the remaining provisions of FIN 46R in the first quarter of 2004.  The adoption of the remaining provisions of FIN 46R did not have a material impact on the Company’s consolidated financial condition or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

Certain portions of this report on Form 10-Q including the section entitled “Currency and Other Risk Factors” and “Liquidity and Capital Resources” contain forward-looking statements, which must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements.  In addition to risk factors identified elsewhere in this report, attention should be given to the factors identified and discussed in the report on Form 10-K filed on or about March 15, 2004.

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

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three-month periods ended March 31, 2004 and 2003, expressed as percentages of net revenues.  Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.

	Three months ended March 31,
	2004		2003
	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)

Net Revenues:
Airfreight	$78,207	39%	$65,474	39%
Ocean freight and ocean services	46,227	23	42,492	25
Customs brokerage and import services	78,062	38	62,060	36

Net revenues	202,496	100	170,026	100

Operating expenses:
Salaries and related costs	111,041	55	93,540	55
Other	42,647	21	38,957	23

Total operating expenses	153,688	76	132,497	78

Operating income	48,808	24	37,529	22
Other income, net	2,158	1	1,992	1

Earnings before income taxes and minority interest	50,966	25	39,521	23
Income tax expense	18,160	9	14,132	8

Net earnings before minority interest	32,806	16	25,389	15
Minority interest	(962)	—	(270)	—

Net earnings	$31,844	16%	$25,119	15%

Airfreight net revenues increased 19% for the three-month period ended March 31, 2004, as compared with the same period for 2003.  The increase in airfreight net revenues was due primarily to an increase in airfreight tonnages handled by the Company during the first quarter of 2004 as compared with the same period of 2003.

Ocean freight volumes, measured in terms of forty-foot container equivalent units (FEUs), increased 30% in the first quarter 2004 as compared with the same period for 2003 while ocean freight and ocean services net revenues increased only 9% during the same period. The difference in these two growth rates is a result of a 248 basis point decline in ocean freight yields. In May 2003, ocean freight carriers implemented substantial rate increases.  In order to gain market share and maintain its focus on long-term customer relationships, the Company chose not to immediately pass on the full rate increases. The resulting increase in ocean freight volumes more than offset the revenue foregone by not implementing the full rate increases.

The Company continued its focus of offering competitive rates to customers at the retail level, while leveraging freight volumes to obtain favorable rates from carriers at the wholesale level. Expeditors Cargo Management Systems (ECMS), an ocean freight consolidation management and purchase order tracking service, continued to be instrumental in attracting new business. The Company’s North American ocean freight net revenues decreased 33% in the first quarter of 2004 as compared with the same period for 2003. This decrease was a result of the Company handling more ocean shipments moving from North America to the Far East, a market which has lower profit per container, and, to a lesser extent, from North America to Europe, a market which has higher profit per container. Ocean freight net revenues from the Far East and from Europe increased 30% and 13%, respectively, for the three months ended March 31, 2004, as compared with the same period for 2003.

Customs brokerage and import services net revenues increased 26% for the three-month period ended March 31, 2004, as compared with the same period for 2003 as a result of the Company’s growing reputation for providing high quality service and consolidation within the customs brokerage market as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program.

Salaries and related costs increased 19% during the three-month period ended March 31, 2004, as compared with the same period in 2003 as a result of (1) the Company’s increased, albeit limited, hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels.  Salaries and related costs as a percentage of net revenues remained constant for the three-month period ended March 31, 2004, as compared with the same period in 2003.  The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the growth in revenues, net revenues and net earnings for the three-month period ended March 31, 2004 are a result of the incentives inherent in the Company’s compensation program.

Other operating expenses increased 9% for the three-month period ended March 31, 2004, as compared with the same period in 2003 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company’s growing operations. Other operating expenses as a percentage of net revenues decreased for the three-month period ended March 31, 2004, as compared with the same period in 2003. Management believes that this was significant as it reflects the successful achievement of cost containment objectives initiated at the branch level. The ability to sustain these savings into future periods is contingent upon branch level management’s ability to adhere to these objectives.

Other income, net, increased 8% for the three-month period ended March 31, 2004, as compared with the same period in 2003.  Due to lower interest rates on higher average cash balances and short-term investments during the first quarter of 2004, interest income increased by $26.  Net foreign currency gains in the first quarter of 2004 increased $201 as compared with the same period in 2003.  Rental income, net of applicable depreciation, of $888 for the three months ended March 31, 2004 and $967 for the three months ended March 31, 2003, is included in other income.  The rental income is derived from two of the Company’s properties, one located near Heathrow airport in London, England and an office and warehouse facility near the San Francisco, California International Airport.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate during the three-month period ended March 31, 2004, of 35.6% is comparable to the 35.8% rate in the same period in 2003.  In the fourth quarter of 2003, the Company recorded additional tax expense of $9.5 million in order to provide full U.S. taxation on approximately $41.9 million of foreign earnings accumulated through December 31, 1992, for which U.S. income taxes had not previously been provided. Income taxes had not previously been provided on these earnings as a result of the Company’s previous intent to reinvest such earnings indefinitely or to distribute them in a manner in which no significant additional taxes would be incurred. Also during the fourth quarter of 2003, the Company eliminated $8 million of certain taxes which the Company had previously expected to pay. Upon recent analysis of the state tax implications of the Company’s pattern of remitting foreign earnings, the Company had determined that these taxes are not owed.

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

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. Dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents.  The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses.  Any such hedging activity during the three months ended March 31, 2004 and 2003 was insignificant.  The Company had approximately $211 and $10 in foreign exchange gains on a net basis for the three months ended March 31, 2004 and 2003, respectively.  The Company had no foreign currency derivatives outstanding at March 31, 2004 and 2003.

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

During the first quarter of 2004, the Company opened one office in the Far East, in Hanoi, Vietnam.  The Company closed its offices in Curitiba and Belo Horizonte, Brazil; these two offices were converted to non-exclusive agents.

Internal Growth - Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year.   The table below presents “same store” comparisons for the first quarter of 2004 (which is the measure of any increase from the same period of 2003) and for the first quarter of 2003 (which measures growth over 2002).

	For the three months ended March 31,
	2004	2003

Net revenue	18%	16%
Operating income	30%	15%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities.  Net cash provided by operating activities for the three months ended March 31, 2004, was approximately $76 million, as compared with $64 million for the same period of 2003.  This $12 million increase is principally due to increased net earnings.  The increased accounts receivable is offset by increased accounts payable, accrued expenses and taxes payable.  Increased accounts receivable is primarily due to slower collections on certain large accounts required to meet current market conditions. Increases in accounts payable and accrued expenses are a result of the Company’s attempts to manage cash flows by matching the timing of cash outflows for payments to vendors with cash inflows from collections of customer billings.

The Company’s business is subject to seasonal fluctuations.  Cash flow fluctuates as a result of this seasonality.  Historically, the first quarter shows an excess of customer collections over customer billings.  This results in positive cash flow.  The increased activity associated with peak season (typically commencing late second or early third quarter) causes an excess of customer billings over customer collections.  This trend did not hold true in the first quarter of 2004 as a result of the rapid acceleration of the Company’s business, particularly during the month of March.  Due to the Company’s management of accounts payable and accrued expenses as described in the preceding paragraph, cash flow from operating activities remained positive.  This cyclical growth in customer receivables consumes available cash.  In the past, the Company has utilized short-term borrowings to satisfy normal operating expenditures when temporary cash outflows exceed cash inflows.  These short-term borrowings have been repaid when the trend reverses and customer collections exceed customer billings.  During the three months ended March 31, 2004, short-term borrowings were not required in the United States despite the intense cash flow pressures in this market due to funds advanced in association with customs brokerage activity.

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

Cash used in investing activities for the three months ended March 31, 2004, was $9.2 million, as compared with $4.3 million during the same period of 2003.  The largest use of cash in investing activities is cash paid for capital expenditures.  As a non-asset based provider of integrated logistics services, the Company does not own any physical means of transportation (i.e., airplanes, ships, trucks, etc.). However, the Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. The Company routinely invests in technology, office furniture and equipment and leasehold improvements.  In the first quarter of 2004, the Company made capital expenditures of $8.6 million as compared with $4.5 million for the same period in 2003.  Capital expenditures in the first quarter of 2004 and 2003 related primarily to investments in technology and office furniture and equipment.  Cash of $31.3 million was paid into escrow during 2002 to acquire an office and warehouse facility near the San Francisco, California International Airport; the transaction closed on January 7, 2003.  The Company currently expects to spend approximately $50 million for normal capital expenditures in 2004. In addition to property and equipment, normal capital expenditures include leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures.  The Company expects to finance capital expenditures in 2004, with cash.

Cash used in financing activities during the first quarter of 2004 was $0.3 million as compared with cash used in financing activities during the first quarter of 2003 of $1 million.  The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market.  The differences shown at the end of the first quarter of 2004 and 2003 between proceeds from the issuance of common stock and the amounts paid to repurchase common stock represent a timing difference in the receipt of proceeds and the subsequent repurchase of outstanding shares.

At March 31, 2004, working capital was $421 million, including cash and short-term investments of $364 million.  The Company had no long-term debt at March 31, 2004.  While the nature of its business does not require an extensive investment in property and equipment, the Company cannot eliminate the possibility that it could acquire an equity interest in property in certain geographic locations.

The Company borrows internationally and domestically under unsecured bank lines of credit.   At March 31, 2004, the U.S. facility totaled $50 million and international bank lines of credit totaled $14.7 million.  In addition, the Company maintains bank facilities with its U.K. banks for $22.1 million.  At March 31, 2004, the Company had no amounts outstanding on these lines of credit but was contingently liable for $55.2 million from standby letters of credit and guarantees related to these lines of credit and other obligations.  The guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At March 31, 2004, cash and cash equivalent balances of $173.5 million were held by the Company’s non-U.S. subsidiaries, of which $33.6 million was held in banks in the United States.  During the fourth quarter of 2003, the Company provided full U.S. taxation on approximately $41.9 million of foreign earnings accumulated through December 31, 1992, for which U.S. income taxes had not previously been provided, resulting in additional tax expense of $9.5 million. Income taxes had not previously been provided on these earnings as a result of the Company’s previous intent to reinvest such earnings indefinitely or to distribute them in a manner in which no significant additional taxes would be incurred. The Company’s decision to provide U.S. taxes on all unremitted foreign earnings was made based upon the desire to be able to deploy capital globally without concern for the impact of associated U.S. tax obligations that might be incurred as a result of the repatriation of these earnings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks in the ordinary course of its business. These risks are primarily related to foreign exchange risk and changes in short-term interest rates. The potential impact of the Company’s exposure to these risks is presented below:

Foreign Exchange Risk

The Company conducts business in many different countries and currencies. The Company’s business often results in revenue billings issued in a country and currency, which differs from that where the expenses related to the service are incurred. In the ordinary course of business, the Company creates numerous intercompany transactions.  This brings a market risk to the Company’s earnings.

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% weakening of the U.S. Dollar, throughout the three months ended March 31, 2004, would have had the effect of raising operating income approximately $4.4 million.  An average 10% strengthening of the U.S. Dollar, for the same period, would have had the effect of reducing operating income approximately $3.6 million.

The Company has approximately $7 million of intercompany transactions unsettled at any one point in time.  The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely around the world. Any such hedging activity during the three months ended March 31, 2004, was insignificant. The Company had no foreign currency derivatives outstanding at March 31, 2004 and 2003.  The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings.  The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At March 31, 2004, the Company had cash and cash equivalents and short-term investments of $364.4 million, all subject to variable short-term interest rates.  The Company had no short-term borrowings at March 31, 2004.  A hypothetical change in the interest rate of 10% would have an immaterial impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure in the first quarter of 2004.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

As of March 31, 2004, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed.  Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2004	213	$38.55	213	9,252,946
February 1-29, 2004	11,057	$39.58	11,057	9,312,294
March 1-31, 2004	29,936	$36.42	29,936	9,360,579
Total	41,206	37.31	41,206	9,360,579

                In November 1993, under a Non-Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized, and subsequently amended in February 2001, the repurchase of up to 10 million shares of the Company’s common stock.  This authorization has no expiration date.  This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995.

                In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 100,000,000 shares of common stock.  The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increase.  This authorization has no expiration date.  This plan was announced on November 13, 2001.

Item 6. Exhibits and Reports on Form 8-K

(a)                                  Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

During the three-month period ended March 31, 2004, the Company furnished:

(1)	one Current Report on Form 8-K under Item 12 — Results of Operations and Financial Condition:
(i) Report dated February 16, 2004 and furnished February 18, 2004, regarding fourth quarter 2003 financial results.
(2)	four Current Reports on Form 8-K under Item 9 — Regulation FD Disclosure:
(i) Report dated January 2, 2004 and furnished January 5, 2004, regarding selected inquiries received through January 2, 2004.
(ii) Report dated February 3, 2004 and furnished February 4, 2004, regarding selected inquiries received through February 3, 2004.
(iii) Report dated February 16, 2004 and furnished February 18, 2004, regarding selected inquiries regarding fourth quarter 2003 results.
(iv) Report dated March 25, 2004 and furnished March 26, 2004, regarding selected inquiries received through March 25, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

May 7, 2004	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer
(Principal Executive Officer)

May 7, 2004	/s/ R. JORDAN GATES
R. Jordan Gates, Executive Vice President- Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Form 10-Q Index and Exhibits

March 31, 2004

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002