Form 10-Q
period 2004-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2004-08-06
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

At August 3, 2004, the number of shares outstanding of the issuer’s Common Stock was 105,936,841.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share data)

(Unaudited)

	June 30, 2004	December 31, 2003
Assets

Current assets:
Cash and cash equivalents	$372,459	$295,832
Short-term investments	81	82
Accounts receivable, less allowance for doubtful accounts of $13,092 at June 30, 2004 and $11,978 at December 31, 2003	526,418	452,551
Deferred Federal and state income taxes	2,504	2,548
Other current assets	26,327	17,941

Total current assets	927,789	768,954

Property and equipment, less accumulated depreciation and amortization of $150,252 at June 30, 2004 and $140,066 at December 31, 2003	248,346	241,702
Goodwill, less accumulated amortization of $765 at June 30, 2004 and December 31, 2003	7,774	7,774
Other intangibles, net	10,330	11,163
Other assets, net	12,343	13,440

	$1,206,582	$1,043,033

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term debt	—	217
Accounts payable	370,111	301,122
Accrued expenses, primarily salaries and related costs	88,546	74,905
Federal, state and foreign income taxes	12,769	10,141

Total current liabilities	471,426	386,385

Deferred Federal and state income taxes	17,500	7,923

Minority Interest	5,009	3,224

Shareholders’ equity:
Preferred stock, par value $.01 per share
Authorized 2,000,000 shares; none issued	—	—

Common stock, par value $.01 per share
Authorized 320,000,000 shares; issued and outstanding 105,896,616 shares at June 30, 2004, and 105,056,454 shares at December 31, 2003	1,059	1,051
Additional paid-in capital	35,231	25,491
Retained earnings	675,030	617,216
Accumulated other comprehensive income	1,327	1,743

Total shareholders’ equity	712,647	645,501

Commitments and contingencies

	$1,206,582	$1,043,033

See accompanying notes to condensed consolidated financial statements.

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings
(In thousands, except share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenues:
Airfreight	$368,618	$287,514	$693,477	$554,328
Ocean freight and ocean services	290,109	231,979	523,155	422,324
Customs brokerage and other services	139,939	106,220	268,884	205,407

Total revenues	798,666	625,713	1,485,516	1,182,059

Operating expenses:
Airfreight consolidation	281,729	219,738	528,381	421,078
Ocean freight consolidation	239,313	186,648	426,132	334,501
Customs brokerage and other services	55,401	41,066	106,284	78,193
Salaries and related costs	117,931	98,014	228,972	191,554
Rent and occupancy costs	12,615	11,462	25,366	22,457
Depreciation and amortization	6,493	5,923	12,752	11,702
Selling and promotion	7,109	5,332	13,619	10,639
Other	19,829	16,225	36,956	33,101

Total operating expenses	740,420	584,408	1,378,462	1,103,225

Operating income	58,246	41,305	107,054	78,834

Interest expense	(23)	(77)	(28)	(125)
Interest income	1,258	1,274	2,264	2,254
Other, net	644	1,577	1,801	2,637

Other income, net	1,879	2,774	4,037	4,766

Earnings before income taxes and minority interest	60,125	44,079	111,091	83,600
Income tax expense	21,372	15,698	39,532	29,830

Net earnings before minority interest	$38,753	$28,381	$71,559	$53,770

Minority Interest	(1,141)	(471)	(2,103)	(741)

Net earnings	$37,612	$27,910	$69,456	$53,029

Diluted earnings per share	$.34	$.26	$.63	$.49

Basic earnings per share	$.36	$.27	$.66	$.51

Weighted average diluted shares outstanding	110,656,193	108,978,181	110,188,368	108,857,787

Weighted average basic shares outstanding	105,597,413	104,540,894	105,364,264	104,430,226

See accompanying notes to condensed consolidated financial statements.

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Operating activities:
Net earnings	$37,612	$27,910	$69,456	$53,029
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	(438)	(284)	244	(86)
Deferred income tax expense	5,033	342	9,880	3,286
Tax benefits from employee stock plans	8,118	1,088	10,040	3,245
Depreciation and amortization	6,493	5,923	12,752	11,702
Gain on sale of property and equipment	(61)	(39)	(48)	(82)
Impairment write down of other assets	2,000	—	2,000	—
Other	819	702	1,548	1,685
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(62,034)	(14,869)	(74,612)	12,685
Increase in other current assets	(9,288)	(9,721)	(8,565)	(10,748)
Increase (decrease) in minority interest	857	(116)	1,819	(196)
Increase in accounts payable and other current liabilities	44,077	9,097	84,649	9,491

Net cash provided by operating activities	33,188	20,033	109,163	84,011

Investing activities:
Decrease (increase) in short-term investments	(30)	(31)	1	3
Purchase of property and equipment	(11,655)	(4,348)	(20,293)	(8,893)
Proceeds from sale of property and equipment	235	132	287	138
Other	909	(217)	228	(4)

Net cash used in investing activities	(10,541)	(4,464)	(19,777)	(8,756)

Financing activities:
Borrowings (repayments) of short-term debt, net	2	(35)	(213)	(884)
Proceeds from issuance of common stock	10,064	3,265	11,491	5,057
Repurchases of common stock	(10,247)	(3,453)	(11,784)	(5,427)
Dividends paid	(11,642)	(8,368)	(11,642)	(8,368)

Net cash used in financing activities	(11,823)	(8,591)	(12,148)	(9,622)

Effect of exchange rate changes on cash	(2,691)	5,192	(611)	6,923

Increase in cash and cash equivalents	8,133	12,170	76,627	72,556
Cash and cash equivalents at beginning of period	364,326	272,245	295,832	211,859
Cash and cash equivalents at end of period	$372,459	$284,415	$372,459	$284,415

Interest and taxes paid:
Interest	$22	$78	$32	$124
Income taxes	18,282	21,371	26,747	35,412

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

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share data)	2004	2003	2004	2003
Net earnings – as reported	$37,612	27,910	69,456	53,029
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,932)	(6,714)	(13,899)	(11,612)
Net earnings – pro forma	$29,680	21,196	55,557	41,417

Basic earnings per share – as reported	$.36	.27	.66	.51
Basic earnings per share – pro forma	$.28	.20	.53	.40

Diluted earnings per share – as reported	$.34	.26	.63	.49
Diluted earnings per share – pro forma	$.27	.20	.51	.38

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

The components of total comprehensive income for interim periods are presented in the following table:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2004	2003	2004	2003

Net earnings	$37,612	$27,910	$69,456	$53,029

Foreign currency translation adjustments net of tax of: $1,448 and $(2,346) for the 3 months ended June 30, 2004 and 2003, and $207 and $(3,097) for the 6 months ended June 30, 2004 and 2003.	(2,690)	4,356	(384)	5,752
Unrealized gain (loss) on securities net of tax of $(0.4) for the 3 months ended June 30, 2004 and $17 for the 6 months ended June 30, 2004.	1	—	(32)	—

Total comprehensive income	$34,923	$32,266	$69,040	$58,781

Note 3.  Other Assets

During the second quarter of 2004, the Company evaluated the recoverability of an equity investment in a privately held technology company and determined that an impairment had occurred.  Accordingly, a $2 million loss was recorded as an operating expense.

Note 4.  Business Segment Information

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

Financial information regarding the Company’s operations by geographic area for the three and six months ended June 30, 2004 and 2003 are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	FAR EAST	EUROPE	AUSTRALIA/ NEW ZEALAND	LATIN AMERICA	MIDDLE EAST	ELIMI- NATIONS	CONSOLI- DATED
Three months ended June 30, 2004:

Revenues from unaffiliated customers	$152,226	18,954	453,309	118,685	10,673	12,365	32,454	—	798,666
Transfers between geographic areas	16,781	942	2,834	4,313	1,325	1,519	1,505	(29,219)	—

Total revenues	$169,007	19,896	456,143	122,998	11,998	13,884	33,959	(29,219)	798,666

Net revenues	$88,846	10,411	63,841	39,334	5,984	5,013	8,794	—	222,223
Operating income	$14,913	2,311	30,357	7,032	1,389	595	1,649	—	58,246
Identifiable assets at quarter end	$613,064	39,078	218,148	256,567	19,507	19,532	32,791	7,895	1,206,582
Capital expenditures	$4,372	546	2,657	2,165	466	559	890	—	11,655
Depreciation and amortization	$3,363	285	946	1,234	152	160	353	—	6,493
Equity	$757,654	14,545	161,949	70,674	12,949	4,065	14,660	(323,849)	712,647

Three months ended June 30, 2003:

Revenues from unaffiliated customers	$127,901	16,253	337,424	99,488	7,491	8,576	28,580	—	625,713
Transfers between geographic areas	7,169	372	1,591	2,428	946	1,036	793	(14,335)	—

Total revenues	$135,070	16,625	339,015	101,916	8,437	9,612	29,373	(14,335)	625,713

Net revenues	$72,492	8,517	48,482	33,536	4,628	3,339	7,267	—	178,261
Operating income	$13,023	1,466	19,665	4,407	848	400	1,496	—	41,305
Identifiable assets at quarter end	$485,680	27,316	170,031	218,770	16,180	15,509	25,522	—	959,008
Capital expenditures	$1,267	492	1,089	693	142	155	510	—	4,348
Depreciation and amortization	$3,106	317	768	1,207	162	137	226	—	5,923
Equity	$614,055	10,094	124,610	51,690	11,643	2,144	9,490	(246,625)	577,101

Six months ended June 30, 2004:

Revenues from unaffiliated customers	$288,783	36,087	820,967	230,915	20,489	23,943	64,332	—	1,485,516
Transfers between geographic areas	31,277	1,747	5,190	8,321	2,434	3,099	2,842	(54,910)	—

Total revenues	$320,060	37,834	826,157	239,236	22,923	27,042	67,174	(54,910)	1,485,516

Net revenues	$169,709	19,966	119,550	77,043	11,639	9,897	16,915	—	424,719
Operating income	$28,106	4,303	55,019	12,599	2,624	1,268	3,135	—	107,054
Identifiable assets at period end	$613,064	39,078	218,148	256,567	19,507	19,532	32,791	7,895	1,206,582
Capital expenditures	$7,497	1,052	4,641	4,321	576	725	1,481	—	20,293
Depreciation and amortization	$6,672	569	1,793	2,447	301	335	635	—	12,752
Equity	$757,654	14,545	161,949	70,674	12,949	4,065	14,660	(323,849)	712,647

Six months ended June 30, 2003:

Revenues from unaffiliated customers	$250,194	32,244	623,304	188,983	13,880	16,462	56,992	—	1,182,059
Transfers between geographic areas	13,637	784	3,063	4,782	1,865	1,936	1,505	(27,572)	—

Total revenues	$263,831	33,028	626,367	193,765	15,745	18,398	58,497	(27,572)	1,182,059

Net revenues	$143,261	16,998	95,093	63,872	8,551	6,464	14,048	—	348,287
Operating income	$24,011	3,220	38,720	7,832	1,514	990	2,547	—	78,834
Identifiable assets at period end	$485,680	27,316	170,031	218,770	16,180	15,509	25,522	—	959,008
Capital expenditures	$3,546	713	2,086	1,459	152	237	700	—	8,893
Depreciation and amortization	$6,217	623	1,497	2,368	306	258	433	—	11,702
Equity	$614,055	10,094	124,610	51,690	11,643	2,144	9,490	(246,625)	577,101

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

Note 5.  Basic and Diluted Earnings per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share for the three months and six months ended June 30, 2004 and 2003:

	Three months ended June 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2004

Basic earnings per share	$37,612	105,597,413	$.36
Effect of dilutive potential common shares	—	5,058,780	—

Diluted earnings per share	$37,612	110,656,193	$.34

2003

Basic earnings per share	$27,910	104,540,894.27
Effect of dilutive potential common shares	—	4,437,287	—

Diluted earnings per share	$27,910	108,978,181.26

	Six months ended June 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2004

Basic earnings per share	$69,456	105,364,264	$.66
Effect of dilutive potential common shares	—	4,824,104	—

Diluted earnings per share	$69,456	110,188,368	$.63

2003

Basic earnings per share	$53,029	104,430,226	$.51
Effect of dilutive potential common shares	—	4,427,561	—

Diluted earnings per share	$53,029	108,857,787	$.49

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Shares	64,000	1,906,700	64,000	1,916,700

Note 6.  Recent Accounting Pronouncements

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

Note 7. Stock and Cash Dividends

On May 6, 2004, the Board of Directors declared a semi-annual cash dividend of $.11 per share payable on June 15, 2004 to shareholders of record as of June 1, 2004.  The dividend of $11.6 million was paid on June 15, 2004.

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

The Company derives its revenues from three principal sources: airfreight, ocean freight and customs brokerage and other services and these are the revenue categories presented in the financial statements.

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

Customs brokerage and other services involves providing services at destination, such as helping customers clear shipments through customs by preparing required documentation, calculating and providing for payment of duties and other taxes on behalf of the customers as well as arranging for any required inspections by governmental agencies, and arranging for delivery.   This is a complicated function requiring technical knowledge of customs rules and regulations in the multitude of countries in which the Company has offices.

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

Revenues realized in other capacities, for instance, when the Company acts as an agent for the shipper, and does not issue an HAWB or an HOBL, include only the commissions and fees earned for the services performed.  These revenues are recognized upon completion of the services.  Similarly, revenues related to customs brokerage and other services are recognized upon completion of the services.

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

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three and six-month periods ended June 30, 2004 and 2003, expressed as percentages of net revenues.  Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.

	Three months ended June 30,				Six months ended June 30,
	2004		2003		2004		2003
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)

Net Revenues:
Airfreight	$86,889	39%	$67,776	38%	$165,096	39%	$133,250	38%
Ocean freight and ocean services	50,796	23	45,331	25	97,023	23	87,823	25
Customs brokerage and other services	84,538	38	65,154	37	162,600	38	127,214	37

Net revenues	222,223	100	178,261	100	424,719	100	348,287	100

Operating expenses:
Salaries and related costs	117,931	53	98,014	55	228,972	54	191,554	55
Other	46,046	21	38,942	22	88,693	21	77,899	22

Total operating expenses	163,977	74	136,956	77	317,665	75	269,453	77

Operating income	58,246	26	41,305	23	107,054	25	78,834	23
Other income, net	1,879	1	2,774	2	4,037	1	4,766	1

Earnings before income taxes and minority interest	60,125	27	44,079	25	111,091	26	83,600	24
Income tax expense	21,372	10	15,698	9	39,532	9	29,830	9

Net earnings before minority interest	38,753	17	28,381	16	71,559	17	53,770	15
Minority interest	(1,141)	—	(471)	—	(2,103)	(1)	(741)	—

Net earnings	$37,612	17%	$27,910	16%	$69,456	16%	$53,029	15%

Airfreight net revenues increased 28% and 24% for the three and six-month periods ended June 30, 2004, respectively, as compared with the same periods for 2003.  These increases are primarily the result of increases in airfreight tonnage of 28% and 26% for the three and six-month periods ended June 30, 2004, respectively, as compared with the same periods for 2003.

Ocean freight volumes, measured in terms of forty-foot container equivalent units (FEUs), increased 30% for both the three and six-month periods ended June 30, 2004 as compared with the same periods for 2003 while ocean freight and ocean services net revenues increased 12% and 10%, respectively, during the same periods. The difference in these two growth rates is a result of a decline in ocean freight yields of 203 basis points and 225 basis points, respectively, for the three and six-month periods ended June 30, 2004. In May 2003, ocean freight carriers implemented substantial rate increases.  In order to gain market share and maintain its focus on long-term customer relationships, the Company chose not to immediately pass on the full rate increases. The resulting increase in ocean freight volumes more than offset the revenue foregone by not implementing the full rate increases.

The Company continued its focus of offering competitive rates to customers at the retail level, while leveraging freight volumes to obtain favorable rates from carriers at the wholesale level. Expeditors Cargo Management Systems (ECMS), an ocean freight consolidation management and purchase order tracking service, continued to be instrumental in attracting new business. The Company’s North American ocean freight net revenues decreased 28% and 30% for the three and six-month periods ended June 30, 2004, as compared with the same periods for 2003. This decrease was a result of the Company handling proportionately more ocean shipments moving from North America to the Far East, a market which has lower profit per container, than containers moving from North America to Europe, a market which has higher profit per container. Ocean freight net revenues from the Far East and from Europe increased 34% and 7%, respectively, for the three months ended June 30, 2004, and 32% and 10%, respectively, for the six months ended June 30, 2004, as compared with the same periods for 2003.

Customs brokerage and other services net revenues increased 30% and 28% for the three and six-month periods ended June 30, 2004, respectively, as compared with the same periods for 2003 as a result of the Company’s continuing reputation for providing high quality service and consolidation within the customs brokerage market as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program.  These increases are in line with increases in underlying freight volumes.

Salaries and related costs increased 20% during the three and six-month periods ended June 30, 2004, as compared with the same periods in 2003 as a result of (1) the Company’s increased, albeit limited, hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels.  Salaries and related costs as a percentage of net revenues decreased 2% and 1% for the three and six-month periods ended June 30, 2004, as compared with the same periods in 2003.  The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the growth in revenues, net revenues and net earnings for the three and six-month periods ended June 30, 2004 are a result of the incentives inherent in the Company’s compensation program.

Other operating expenses increased 18% and 14% for the three and six-month periods ended June 30, 2004, as compared with the same periods in 2003 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company’s growing operations.  Additionally, during the second quarter of 2004, the Company evaluated the recoverability of an equity investment in a privately held technology company and determined that an impairment had occurred.  Accordingly, a $2 million loss was recorded as an operating expense.  Other operating expenses as a percentage of net revenues decreased 1% for the three and six-month periods ended June 30, 2004, as compared with the same periods in 2003. Management believes that this was significant as it reflects the successful achievement of cost containment objectives initiated at the branch level. The ability to sustain these savings into future periods is contingent upon branch level management’s ability to adhere to these objectives.

Other income, net, decreased 32% and 15% for the three and six-month periods ended June 30, 2004, as compared with the same periods in 2003.  Due to lower interest rates on higher average cash balances and short-term investments during the second quarter of 2004, interest income decreased by $17.  Net foreign currency losses in the second quarter of 2004 were $22 compared to net foreign currency gains of $585 in the second quarter of 2003.  Net foreign currency gains were $189 for the six months ended June 30, 2004, compared to net foreign currency gains of $595 for the same period in 2003.  Rental income, net of applicable depreciation, of $578 and $1,466 for the three and six months ended June 30, 2004 and $802 and $1,769 for the three and six months ended June 30, 2003, is included in other income.  The rental income is derived from two of the Company’s properties, one located near Heathrow airport in London, England and an office and warehouse facility near the San Francisco, California International Airport.  In conjunction with the scheduled remodeling of the San Francisco, California office and warehouse facility, rental income from that property ceased at the end of the first quarter of 2004.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate during the three and six-month periods ended June 30, 2004, of 35.6% remained the same for the three months and is comparable to the 35.7% rate for the six months in the same periods in 2003.  In the fourth quarter of 2003, the Company recorded additional tax expense of $9.5 million in order to provide full U.S. taxation on approximately $41.9 million of foreign earnings accumulated through December 31, 1992, for which U.S. income taxes had not previously been provided. Income taxes had not previously been provided on these earnings as a result of the Company’s previous intent to reinvest such earnings indefinitely or to distribute them in a manner in which no significant additional taxes would be incurred. Also during the fourth quarter of 2003, the Company eliminated $8 million of certain taxes, which the Company had previously expected to pay. Upon recent analysis of the state tax implications of the Company’s pattern of remitting foreign earnings, the Company had determined that these taxes are not owed.

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

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. Dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents.  The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses.  Any such hedging activity during the three and six months ended June 30, 2004 and 2003 was insignificant.  For the three and six months ended June 30, 2004, the Company had approximately $22 in foreign exchange losses and $189 in foreign exchange gains, respectively, on a net basis.  For the same periods of 2003, respectively, the Company had foreign exchange gains of approximately $585 and $595, respectively, on a net basis.

The Company has traditionally generated revenues from airfreight, ocean freight and customs brokerage and other services.  In light of the customer-driven trend to provide customer rates on a door-to-door basis, management foresees the potential, in the medium to long-term, for fees normally associated with customs house brokerage to be de-emphasized and included as a component of other services offered by the Company.

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

Office Openings - The Company did not open any offices during the second quarter of 2004.

Internal Growth - Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year.   The table below presents “same store” comparisons for the three and six months ended June 30, 2004 (which is the measure of any increase from the same period of 2003) and for the three and six months ended June 30, 2003 (which measures growth over 2002).

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Net revenue	24%	14%	21%	15%
Operating Income	41%	15%	36%	15%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities.  Net cash provided by operating activities for the three and six months ended June 30, 2004, was approximately $33 million and $109 million, as compared with $20 million and  $84 million for the same periods of 2003.  The $13 million increase for the three months and the $25 million increase for the six months ended June 30, 2004, is principally due to increased net earnings.  The increased accounts receivable is offset by increased accounts payable and accrued expenses.  The increased accounts receivable is primarily due to slower collections on certain large accounts required to meet current market conditions.  Increases in accounts payable and accrued expenses are a result of the Company’s attempts to manage cash flows by matching the timing of cash outflows for payments to vendors with cash inflows from collection of customer billings.

The Company’s business is subject to seasonal fluctuations.  Cash flow fluctuates as a result of this seasonality.  Historically, the first quarter shows an excess of customer collections over customer billings.  This results in positive cash flow.  The increased activity associated with peak season (typically commencing late second or early third quarter) causes an excess of customer billings over customer collections.  Due to the Company’s management of accounts payable and accrued expenses as described in the preceding paragraph, cash flow from operating activities remained positive.  This cyclical growth in customer receivables consumes available cash.  In the past, the Company has utilized short-term borrowings to satisfy normal operating expenditures when temporary cash outflows exceed cash inflows.  These short-term borrowings have been repaid when the trend reverses and customer collections exceed customer billings.  During both the three and six-month periods ended June 30, 2004, short-term borrowings were not required in the United States despite the intense cash flow pressures in this market due to funds advanced in association with customs brokerage activity.

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

Cash used in investing activities for the three and six months ended June 30, 2004, was $10.5 million and $19.8 million, as compared with $4.5 million and $8.8 million during the same periods of 2003.  The largest use of cash in investing activities is cash paid for capital expenditures.  As a non-asset based provider of integrated logistics services, the Company does not own any physical means of transportation (i.e., airplanes, ships, trucks, etc.).  However, the Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight.  The Company routinely invests in technology, office furniture and equipment and leasehold improvements.  In the second quarter of 2004, the Company made capital expenditures of  $11.7 million as compared with  $4.3 million for the same period in 2003.  Capital expenditures in the second quarter of 2004 and 2003 related primarily to investments in technology and office furniture and equipment.  Cash of $31.3 million was paid into escrow during 2002 to acquire an office and warehouse facility near the San Francisco, California International Airport; the transaction closed on January 7, 2003.  On August 5, 2004, the Company paid $17.8 million into escrow to close on the purchase of a 135,000 square foot industrial building and an adjacent 4-acre parcel of land in Hawthorne, California, which serves the Los Angeles, California International Airport.  The Company currently expects to spend approximately $60 million for normal capital expenditures in 2004.  In addition to property and equipment, normal capital expenditures include leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures.  The Company expects to finance capital expenditures in 2004, with cash.

Cash used in financing activities during the three and six months ended June 30, 2004 were $11.8 million and $12.1 million as compared with $8.6 million and $9.6 million for the same periods in 2003.  The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market.  The differences shown at the end of the second quarter of 2004 and 2003 between proceeds from the issuance of common stock and the amounts paid to repurchase common stock represent a timing difference in the receipt of proceeds and the subsequent repurchase of outstanding shares.  During the three months ended June 30, 2004 and 2003 the net use of cash in financing activities was primarily for the payment of dividends of $.11 per share and $.08 per share, respectively.

At June 30, 2004, working capital was $456 million, including cash and short-term investments of $373 million.  The Company had no long-term debt at June 30, 2004.  While the nature of its business does not require an extensive investment in property and equipment, the Company cannot eliminate the possibility that it could acquire an equity interest in property in certain geographic locations.

The Company maintains international and domestic unsecured bank lines of credit.   At June 30, 2004, the U.S. facility totaled  $50 million and international bank lines of credit totaled $14.7 million.  In addition, the Company maintains bank facilities with its U.K. banks for  $21.8 million.  At June 30, 2004 the Company had no amounts outstanding on these lines of credit but was contingently liable for $56 million from standby letters of credit and guarantees related to these lines of credit and other obligations.  The guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At June 30, 2004, cash and cash equivalent balances of $181.3 million were held by the Company’s non-U.S. subsidiaries, of which $72.2 million was held in banks in the United States.  During the fourth quarter of 2003, the Company provided full U.S. taxation on approximately $41.9 million of foreign earnings accumulated through December 31, 1992, for which U.S. income taxes had not previously been provided, resulting in additional tax expense of $9.5 million. Income taxes had not previously been provided on these earnings as a result of the Company’s previous intent to reinvest such earnings indefinitely or to distribute them in a manner in which no significant additional taxes would be incurred. The Company’s decision to provide U.S. taxes on all unremitted foreign earnings was made based upon the desire to be able to deploy capital globally without concern for the impact of associated U.S. tax obligations that might be incurred as a result of the repatriation of these earnings.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% weakening of the U.S. Dollar, throughout the six months ended June 30, 2004, would have had the effect of raising operating income approximately $8.7 million.  An average 10% strengthening of the U.S. Dollar, for the same period, would have had the effect of reducing operating income approximately  $7.2 million.

The Company has approximately $7 million of intercompany transactions unsettled at any one point in time.  The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely around the world. Any such hedging activity during the three and six-months ended June 30, 2004, was insignificant. The Company had no foreign currency derivatives outstanding at June 30, 2004 and 2003.  The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings.  The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At June 30, 2004, the Company had cash and cash equivalents and short-term investments of $373 million, the vast majority of which is subject to variable short-term interest rates.  The Company had no short-term borrowings at June 30, 2004.  A hypothetical change in the interest rate of 10% would have no material impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure in the second quarter of 2004.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

As of June 30, 2004, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed.  Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s financial position or results of operations.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2004	—	$—	—	9,387,229
May 1-31, 2004	142,357	$43.75	142,357	9,836,050
June 1-30, 2004	82,643	$47.60	82,643	9,815,228
Total	225,000	$45.18	225,000	9,815,228

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a)           The annual meeting of the Shareholders was held on May 5, 2004.

(b)           The following directors were elected to the Board of Directors to serve a term of one year and until their successors are elected and qualified:

	For	Withheld

P.J. Rose	69,284,127	19,550,340
J.L.K. Wang	68,327,679	20,506,788
R.J. Gates	68,745,404	20,089,063
J.J. Casey	81,716,684	7,117,783
D.P. Kourkoumelis	84,959,591	3,874,876
M.J. Malone	84,946,874	3,887,593
J.W. Meisenbach	84,953,850	3,880,617

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

(b)           Reports on Form 8-K

During the three-month period ended June 30, 2004, the Company furnished:

(1)                                  one Current Report on Form 8-K under Item 12 – Results of Operations and Financial Condition:

(i) Report dated May 6, 2004 and furnished May 10, 2004, regarding first quarter 2004 financial results.

(ii) Report dated May 7, 2004 and furnished May 10, 2004, announcing a semi-annual cash dividend.

(2)                                  two Current Reports on Form 8-K under Item 9 — Regulation FD Disclosure:

(i) Report dated May 17, 2004 and furnished May 18, 2004, regarding selected inquiries regarding first quarter 2004 results.

(ii) Report dated June 23, 2004 and furnished June 24, 2004, regarding selected inquiries received through June 15, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

August 6, 2004	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer
(Principal Executive Officer)

August 6, 2004	/s/ R. JORDAN GATES
R. Jordan Gates, Executive Vice President-Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Form 10-Q Index and Exhibits

June 30, 2004

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002