Form 10-Q
period 2004-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2004-11-08
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-13468

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

At November 4, 2004, the number of shares outstanding of the issuer’s Common Stock was 106,565,159.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share data)

(Unaudited)

	September 30, 2004	December 31, 2003
Assets

Current assets:
Cash and cash equivalents	$377,621	$295,832
Short-term investments	73	82
Accounts receivable, less allowance for doubtful accounts of $13,105 at September 30, 2004 and $11,978 at December 31, 2003	596,771	452,551
Deferred Federal and state income taxes	5,512	3,593
Other current assets	26,821	17,941

Total current assets	1,006,798	769,999

Property and equipment, less accumulated depreciation and amortization of $153,970 at September 30, 2004 and $140,066 at December 31, 2003	270,528	241,702
Goodwill, less accumulated amortization of $765 at September 30, 2004 and December 31, 2003	7,774	7,774
Other intangibles, net	9,976	11,163
Other assets, net	12,286	13,440

	$1,307,362	$1,044,078

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term debt	—	217
Accounts payable	406,606	301,122
Accrued expenses, primarily salaries and related costs	86,625	74,905
Federal, state and foreign income taxes	17,070	10,141

Total current liabilities	510,301	386,385

Deferred Federal and state income taxes	29,388	8,968

Minority Interest	6,003	3,224

Shareholders’ equity:
Preferred stock, par value $.01 per share
Authorized 2,000,000 shares; none issued	—	—

Common stock, par value $.01 per share
Authorized 320,000,000 shares; issued and outstanding 106,358,953 shares at September 30, 2004, and 105,056,454 shares at December 31, 2003	1,064	1,051
Additional paid-in capital	39,788	25,491
Retained earnings	718,138	617,216
Accumulated other comprehensive income	2,680	1,743

Total shareholders’ equity	761,670	645,501

Commitments and contingencies

	$1,307,362	$1,044,078

See accompanying notes to condensed consolidated financial statements.

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings
(In thousands, except share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Revenues:
Airfreight	$406,754	$307,645	$1,100,231	$861,973
Ocean freight and ocean services	335,908	284,893	859,063	707,217
Customs brokerage and other services	154,526	118,931	423,410	324,338

Total revenues	897,188	711,469	2,382,704	1,893,528

Operating expenses:
Airfreight consolidation	315,694	237,657	844,075	658,735
Ocean freight consolidation	276,886	229,601	703,018	564,102
Customs brokerage and other services	64,250	47,362	170,534	125,555
Salaries and related costs	124,744	103,274	353,716	294,828
Rent and occupancy costs	12,711	12,520	38,077	34,977
Depreciation and amortization	6,806	6,090	19,558	17,792
Selling and promotion	6,769	5,784	20,388	16,423
Other	21,908	19,801	58,864	52,902

Total operating expenses	829,768	662,089	2,208,230	1,765,314

Operating income	67,420	49,380	174,474	128,214

Interest expense	(6)	(16)	(34)	(141)
Interest income	1,436	1,106	3,700	3,360
Other, net	524	829	2,325	3,466

Other income, net	1,954	1,919	5,991	6,685

Earnings before income taxes and minority interest	69,374	51,299	180,465	134,899
Income tax expense	24,688	18,311	64,220	48,141

Net earnings before minority interest	44,686	32,988	116,245	86,758

Minority Interest	(1,579)	(430)	(3,682)	(1,171)

Net earnings	$43,107	$32,558	$112,563	$85,587

Diluted earnings per share	$.39	$.30	$1.02	$.79

Basic earnings per share	$.41	$.31	$1.07	$.82

Weighted average diluted shares outstanding	111,206,168	109,190,930	110,480,254	108,927,724

Weighted average basic shares outstanding	106,255,293	105,042,210	105,663,441	104,636,462

See accompanying notes to condensed consolidated financial statements.

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Operating activities:
Net earnings	$43,107	$32,558	$112,563	$85,587
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	2,063	426	2,307	340
Deferred income tax expense	8,155	3,555	18,035	6,841
Tax benefits from employee stock plans	4,597	1,826	14,637	5,071
Depreciation and amortization	6,806	6,090	19,558	17,792
Gain on sale of property and equipment	(18)	(64)	(66)	(146)
Impairment write down of other assets	—	—	2,000	—
Other	860	1,049	2,408	2,734
Changes in operating assets and liabilities:
Increase in accounts receivable	(72,797)	(76,911)	(147,409)	(64,226)
Increase in other current assets	(409)	(9,311)	(8,974)	(20,059)
Increase in minority interest	931	430	2,750	234
Increase in accounts payable and other current liabilities	40,041	52,131	124,690	61,622

Net cash provided by operating activities	33,336	11,779	142,499	95,790

Investing activities:
Decrease (increase) in short-term investments	7	(46)	8	(43)
Purchase of property and equipment	(29,232)	(4,301)	(49,525)	(13,194)
Proceeds from sale of property and equipment	153	151	440	289
Other	(1)	(380)	227	(384)

Net cash used in investing activities	(29,073)	(4,576)	(48,850)	(13,332)

Financing activities:
Borrowings (repayments) of short-term debt, net	3	(440)	(210)	(1,324)
Proceeds from issuance of common stock	14,949	13,165	26,440	18,222
Repurchases of common stock	(14,984)	(13,083)	(26,768)	(18,510)
Dividends paid	—	—	(11,642)	(8,368)

Net cash used in financing activities	(32)	(358)	(12,180)	(9,980)

Effect of exchange rate changes on cash	931	1,735	320	8,658

Increase in cash and cash equivalents	5,162	8,580	81,789	81,136
Cash and cash equivalents at beginning of period	372,459	284,415	295,832	211,859
Cash and cash equivalents at end of period	$377,621	$292,995	$377,621	$292,995

Interest and taxes paid:
Interest	$5	$15	$37	$139
Income taxes	7,459	18,211	34,206	53,623

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share data)	2004	2003	2004	2003
Net earnings – as reported	$43,107	32,558	112,563	85,587
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,584)	(5,968)	(20,483)	(17,579)
Net earnings – pro forma	$36,523	26,590	92,080	68,008

Basic earnings per share – as reported	$.41	.31	1.07	.82
Basic earnings per share – pro forma	$.34	.25	.87	.65

Diluted earnings per share – as reported	$.39	.30	1.02	.79
Diluted earnings per share – pro forma	$.33	.25	.84	.63

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

The components of total comprehensive income for interim periods are presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2004	2003	2004	2003

Net earnings	$43,107	$32,558	$112,563	$85,587

Foreign currency translation adjustments net of tax of: $(743) and $(786) for the 3 months ended September 30, 2004 and 2003, and $(535) and $(3,883) for the 9 months ended September 30, 2004 and 2003.	1,379	1,459	994	7,211
Unrealized gain (loss) on securities net of tax of $14 and $(194) for the 3 months ended September 30, 2004 and 2003 and $31 and $(194) for the 9 months ended September 30, 2004 and 2003.	(26)	359	(57)	359

Total comprehensive income	$44,460	$34,376	$113,500	$93,157

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

Financial information regarding the Company’s operations by geographic area for the three and nine months ended September 30, 2004 and 2003 are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	FAR EAST	EUROPE	AUSTRALIA/ NEW ZEALAND	LATIN AMERICA	MIDDLE EAST	ELIMI- NATIONS	CONSOLI -DATED
Three months ended September 30, 2004:

Revenues from unaffiliated customers	$166,438	19,836	522,274	123,740	11,503	15,086	38,311	—	897,188
Transfers between geographic areas	19,254	1,267	3,000	4,778	1,366	1,569	1,753	(32,987)	—

Total revenues	$185,692	21,103	525,274	128,518	12,869	16,655	40,064	(32,987)	897,188

Net revenues	$96,495	11,215	68,925	41,288	6,636	5,673	10,126	—	240,358
Operating income	$20,892	1,953	32,324	6,969	1,804	1,165	2,313	—	67,420
Identifiable assets at quarter end	$660,037	43,787	251,407	265,921	21,517	19,004	35,973	9,716	1,307,362
Capital expenditures	$23,516	354	3,570	854	165	480	293	—	29,232
Depreciation and amortization	$3,383	307	1,084	1,290	173	195	374	—	6,806
Equity	$827,659	16,548	180,835	75,683	13,769	5,010	16,112	(373,946)	761,670

Three months ended September 30, 2003:

Revenues from unaffiliated customers	$131,237	16,061	410,668	105,459	8,624	9,702	29,718	—	711,469
Transfers between geographic areas	12,584	621	1,778	2,880	1,001	1,085	849	(20,798)	—

Total revenues	$143,821	16,682	412,446	108,339	9,625	10,787	30,567	(20,798)	711,469

Net revenues	$80,094	9,070	56,792	34,602	5,026	3,594	7,671	—	196,849
Operating income	$16,255	1,641	24,365	4,341	1,113	342	1,323	—	49,380
Identifiable assets at quarter end	$526,857	30,535	195,111	229,081	17,615	14,862	26,746	—	1,040,807
Capital expenditures	$2,100	175	740	900	27	92	267	—	4,301
Depreciation and amortization	$3,061	321	792	1,317	169	143	287	—	6,090
Equity	$650,269	10,793	145,826	54,755	11,940	2,231	11,295	(273,723)	613,386

Nine months ended September 30, 2004:

Revenues from unaffiliated customers	$455,227	55,923	1,343,241	354,655	31,992	39,025	102,641	—	2,382,704
Transfers between geographic areas	50,536	3,014	8,187	13,098	3,799	4,668	4,595	(87,897)	—

Total revenues	$505,763	58,937	1,351,428	367,753	35,791	43,693	107,236	(87,897)	2,382,704

Net revenues	$266,206	31,180	188,474	118,332	18,275	15,569	27,041	—	665,077
Operating income	$49,001	6,256	87,341	19,567	4,428	2,433	5,448	—	174,474
Identifiable assets at period end	$660,037	43,787	251,407	265,921	21,517	19,004	35,973	9,716	1,307,362
Capital expenditures	$31,013	1,405	8,211	5,175	741	1,205	1,775	—	49,525
Depreciation and amortization	$10,054	876	2,877	3,737	474	530	1,010	—	19,558
Equity	$827,659	16,548	180,835	75,683	13,769	5,010	16,112	(373,946)	761,670

Nine months ended September 30, 2003:

Revenues from unaffiliated customers	$381,429	48,307	1,033,973	294,443	22,504	26,162	86,710	—	1,893,528
Transfers between geographic areas	26,221	1,405	4,842	7,662	2,864	3,019	2,354	(48,367)	—

Total revenues	$407,650	49,712	1,038,815	302,105	25,368	29,181	89,064	(48,367)	1,893,528

Net revenues	$223,358	26,067	151,886	98,473	13,577	10,057	21,718	—	545,136
Operating income	$40,269	4,860	63,086	12,172	2,626	1,331	3,870	—	128,214
Identifiable assets at period end	$526,857	30,535	195,111	229,081	17,615	14,862	26,746	—	1,040,807
Capital expenditures	$5,646	888	2,825	2,360	179	330	966	—	13,194
Depreciation and amortization	$9,279	944	2,289	3,685	475	400	720	—	17,792
Equity	$650,269	10,793	145,826	54,755	11,940	2,231	11,295	(273,723)	613,386

Note 4.  Basic and Diluted Earnings per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share for the three months and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2004

Basic earnings per share	$43,107	106,255,293	$.41
Effect of dilutive potential common shares	—	4,950,875	—

Diluted earnings per share	$43,107	111,206,168	$.39

2003

Basic earnings per share	$32,558	105,042,210	$.31
Effect of dilutive potential common shares	—	4,148,720	—

Diluted earnings per share	$32,558	109,190,930	$.30

	Nine months ended September 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2004

Basic earnings per share	$112,563	105,663,441	$1.07
Effect of dilutive potential common shares	—	4,816,813	—

Diluted earnings per share	$112,563	110,480,254	$1.02

2003

Basic earnings per share	$85,587	104,636,462	$.82
Effect of dilutive potential common shares	—	4,291,262	—

Diluted earnings per share	$85,587	108,927,724	$.79

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Shares	—	1,824,050	64,000	1,888,050

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

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three and nine-month periods ended September 30, 2004 and 2003, expressed as percentages of net revenues.  Management focuses on net revenues rather than total revenues since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)

Net Revenues:
Airfreight	$91,060	38%	$69,988	36%	$256,156	39%	$203,238	37%
Ocean freight and ocean services	59,022	24	55,292	28	156,045	23	143,115	26
Customs brokerage and other services	90,276	38	71,569	36	252,876	38	198,783	37

Net revenues	240,358	100	196,849	100	665,077	100	545,136	100

Operating expenses:
Salaries and related costs	124,744	52	103,274	52	353,716	53	294,828	54
Other	48,194	20	44,195	23	136,887	21	122,094	22

Total operating expenses	172,938	72	147,469	75	490,603	74	416,922	76

Operating income	67,420	28	49,380	25	174,474	26	128,214	24
Other income, net	1,954	1	1,919	1	5,991	1	6,685	1

Earnings before income taxes and minority interest	69,374	29	51,299	26	180,465	27	134,899	25
Income tax expense	24,688	10	18,311	9	64,220	10	48,141	9

Net earnings before minority interest	44,686	19	32,988	17	116,245	17	86,758	16
Minority interest	(1,579)	(1)	(430)	—	(3,682)	—	(1,171)	—

Net earnings	$43,107	18%	$32,558	17%	$112,563	17%	$85,587	16%

Airfreight net revenues increased 30% and 26% for the three and nine-month periods ended September 30, 2004, respectively, as compared with the same periods for 2003.  These increases are primarily the result of increases in airfreight tonnage of 27% and 26% for the three and nine-month periods ended September 30, 2004, respectively, as compared with the same periods for 2003.

Ocean freight volumes, measured in terms of forty-foot container equivalent units (FEUs), increased 24% and 26% for the three and nine-month periods ended September 30, 2004, respectively, as compared with the same periods for 2003, while ocean freight and ocean services net revenues increased 7% and 9%, respectively, during the same periods. The difference in these two growth rates is a result of a decline in ocean freight yields of 184 basis points and 207 basis points, respectively, for the three and nine-month periods ended September 30, 2004.

The Company continued its focus of offering competitive rates to customers at the retail level, while leveraging freight volumes to obtain favorable rates from carriers at the wholesale level. Expeditors Cargo Management Systems (ECMS), an ocean freight consolidation management and purchase order tracking service, continued to be instrumental in attracting new business. The

Company’s North American ocean freight net revenues decreased 13% and 25% for the three and nine-month periods ended September 30, 2004, as compared with the same periods for 2003. This decrease was a result of the Company handling proportionately more ocean shipments moving from North America to the Far East, a market which has lower profit per container, than containers moving from North America to Europe, a market which has higher profit per container. Ocean freight net revenues from the Far East and from Europe increased 12% and 5%, respectively, for the three months ended September 30, 2004, and 23% and 8%, respectively, for the nine months ended September 30, 2004, as compared with the same periods for 2003.

Customs brokerage and other services net revenues increased 26% and 27% for the three and nine-month periods ended September 30, 2004, respectively, as compared with the same periods for 2003 as a result of the Company’s continuing reputation for providing high quality service and consolidation within the customs brokerage market as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program.  These increases are in line with increases in underlying freight volumes.

Salaries and related costs increased 21% and 20% during the three and nine-month periods ended September 30, 2004, as compared with the same periods in 2003 as a result of (1) the Company’s increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels.  Salaries and related costs as a percentage of net revenues remained the same and decreased 1% for the three and nine-month periods ended September 30, 2004, respectively, as compared with the same periods in 2003.  The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the growth in revenues, net revenues and net earnings for the three and nine-month periods ended September 30, 2004 are a result of the incentives inherent in the Company’s compensation program.

Other operating expenses increased 9% and 12% for the three and nine-month periods ended September 30, 2004, as compared with the same periods in 2003 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company’s growing operations.  In the nine-month period ended September 30, 2004, the Company evaluated the recoverability of an equity investment in a privately held technology company and determined that an impairment had occurred.  Accordingly, a $2 million loss was recorded as an operating expense.  Other operating expenses as a percentage of net revenues decreased 3% and 1% for the three and nine-month periods ended September 30, 2004, respectively, as compared with the same periods in 2003. Management believes that this was significant as it reflects the successful achievement of cost containment objectives initiated at the branch level. The ability to sustain these savings into future periods is contingent upon branch level management’s ability to adhere to these objectives.

Other income, net, increased 2% and decreased 10% for the three and nine-month periods ended September 30, 2004, respectively, as compared with the same periods in 2003.  Due to slightly higher interest rates on higher average cash balances and short-term investments during the third quarter of 2004, interest income increased by $330 and $340 for the three and nine months ended September 30, 2004, respectively, as compared with the same periods for 2003.  Net foreign currency losses in the third quarter of 2004 were $96 compared to net foreign currency losses of $89 in the third quarter of 2003.  Net foreign currency gains were $93 for the nine months ended September 30, 2004, compared to net foreign currency gains of $506 for the same period in 2003.  Rental income, net of applicable depreciation, of $578 and $2,043 for the three and nine months ended September 30, 2004 and $819 and $2,589 for the three and nine months ended September 30, 2003, is included in other income.  The rental income is derived from two of the Company’s properties, one located near Heathrow airport in London, England and an office and warehouse facility near the San Francisco, California International Airport.  In conjunction with the scheduled remodeling of the San Francisco, California office and warehouse facility, rental income from that property ceased at the end of the first quarter of 2004.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate during the three and nine-month periods ended September 30, 2004, of 35.59% is comparable to the 35.69% rate for the three and nine months in the same periods in 2003.

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

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. Dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents.  The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses.  Any such hedging activity during the three and nine months ended September 30, 2004 and 2003 was insignificant.  For the three and nine months ended September 30, 2004, the Company had an approximate $96 in foreign exchange losses and $93 in foreign exchange gains, respectively, on a net basis. For the same periods of 2003, respectively, the Company had an approximate $89 in foreign exchange losses and $506 in foreign exchange gains, on a net basis.

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

During the third quarter of 2004, the Company opened one office in North America, in Calgary, Canada.

Internal Growth - Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year.   The table below presents “same store” comparisons for the three and nine months ended September 30, 2004 (which is the measure of any increase from the same period of 2003) and for the three and nine months ended September 30, 2003 (which measures growth over 2002).

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003

Net revenue	21%	11%	21%	13%
Operating Income	36%	5%	36%	11%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities.  Net cash provided by operating activities for the three and nine months ended September 30, 2004, was approximately $33.3 million and $142.5 million, as compared with $11.8 million and  $95.8 million for the same periods of 2003.  The $21.5 million increase for the three months and the $46.7 million increase for the nine months ended September 30, 2004, is principally due to increased net earnings.  The increased accounts receivable is offset by increased accounts payable and accrued expenses.  The increase in accounts receivable is primarily due to increases in total revenue and to a lesser extent to slower collections on certain large accounts.  Increases in accounts payable and accrued expenses are a result of the Company’s attempts to manage cash flows by matching the timing of cash outflows for payments to vendors with cash inflows from collection of customer billings.

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

Cash used in investing activities for the three and nine months ended September 30, 2004, was $29.1 million and $48.9 million, as compared with $4.6 million and $13.3 million during the same periods of 2003.  The largest use of cash in investing activities is cash paid for capital expenditures.  As a non-asset based provider of integrated logistics services, the Company does not own any physical means of transportation (i.e., airplanes, ships, trucks, etc.).  However, the Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight.  The Company routinely invests in technology, office furniture and equipment and leasehold improvements.  In the third quarter of 2004, the Company made capital expenditures of  $29.2 million as compared with  $4.3 million for the same period in 2003.  Capital expenditures in the third quarter of 2004 related primarily to investments in property.  On August 5, 2004, the Company paid $17.8 million into escrow to close on the purchase of a 135,000 square foot industrial building and an adjacent 4-acre parcel of land in Hawthorne, California.  Other capital expenditures in the third quarter of 2004 and 2003 related primarily to investments in technology and office furniture and equipment.  The Company currently expects to spend approximately $65 million for normal capital expenditures in 2004.  In addition to property and equipment, normal capital expenditures include leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures.  The Company expects to finance capital expenditures in 2004, with cash.

Cash used in financing activities during the three and nine months ended September 30, 2004 was $.032 million and $12.2 million as compared with $0.4 million and $10 million for the same periods in 2003.  The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market.  The differences shown at the end of the third quarter of 2004 and 2003 between proceeds from the issuance of common stock and the amounts paid to repurchase common stock represent a timing difference in the receipt of proceeds and the subsequent repurchase of outstanding shares.

At September 30, 2004, working capital was $496 million, including cash and short-term investments of $378 million.  The Company had no long-term debt at September 30, 2004.  While the nature of its business does not require an extensive investment in property and equipment, the Company cannot eliminate the possibility that it could acquire additional equity interests in property in certain geographic locations.

The Company maintains international and domestic unsecured bank lines of credit.   At September 30, 2004, the U.S. facility totaled  $50 million and international bank lines of credit totaled $11.8 million.  In addition, the Company maintains bank facilities with its U.K. banks for  $21.7 million.  At September 30, 2004 the Company had no amounts outstanding on these lines of credit but was contingently liable for $55.6 million from standby letters of credit and guarantees related to these lines of credit and other obligations.  The guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At September 30, 2004, cash and cash equivalent balances of $200 million were held by the Company’s non-U.S. subsidiaries, of which $92 million was held in banks in the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% weakening of the U.S. Dollar, throughout the nine months ended September 30, 2004, would have had the effect of raising operating income approximately $13 million.  An average 10% strengthening of the U.S. Dollar, for the same period, would have had the effect of reducing operating income approximately  $11 million.

The Company has approximately $10 million of intercompany transactions unsettled at any one point in time.  The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely around the world. Any such hedging activity during the three and nine-months ended September 30, 2004, was insignificant. The Company had no foreign currency derivatives outstanding at September 30, 2004 and 2003.  The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings.  The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At September 30, 2004, the Company had cash and cash equivalents and short-term investments of $378 million, the vast majority of which is subject to variable short-term interest rates.  The Company had no short-term borrowings at September 30, 2004.  A hypothetical change in the interest rate of 10% would have no material impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure in the third quarter of 2004.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

As of September 30, 2004, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed.  Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2004	—	$—	—	10,267,535
August 1-31, 2004	—	$—	—	10,297,008
September 1-30, 2004	294,974	$50.34	294,974	9,982,592
Total	294,974	$50.34	294,974	9,982,592

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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

November 5, 2004	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer
(Principal Executive Officer)

November 5, 2004	/s/ R. JORDAN GATES
R. Jordan Gates, Executive Vice President-Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Form 10-Q Index and Exhibits

September 30, 2004

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002