Form 10-K
period 2004-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2005-03-16
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

At June 30, 2004, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $4,407,490,782.

At March 10, 2005, the number of shares outstanding of registrant’s Common Stock was 106,799,847.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2005 Annual Meeting of Shareholders to be held on May 4, 2005 are incorporated by reference into Part III of this Form 10-K.

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

The Company, including its majority-owned subsidiaries, operates full service offices (•) in the cities identified below.  Full service offices have also been established in locations where the Company maintains unilateral control over assets and operations and where the existence of the parent-subsidiary relationship is maintained by means other than record ownership of voting stock (#).   In other cities, the Company contracts with independent agents to provide required services and has established over 120 such relationships world-wide.  Locations where Company employees perform sales and customer service functions are identified below as international service centers (*).  Wholly owned locations operating under the supervision and control of another full service office are identified as satellite offices (+).  In each case, the opening date for the full service office, international service center or satellite office is set forth in parenthesis.

NORTH AMERICA

UNITED STATES	• Dallas (5/92)	+ Rochester (10/97)	MEXICO
• Seattle (5/79)	• Columbus (6/92)	• McAllen (4/98)	• Mexico City (6/95)
• Chicago (7/81)	• Charlotte (7/92)	• Pittsburgh (6/99)	• Nuevo Laredo (4/97)
• San Francisco (7/81)	• Newark (9/94)	• Savannah (3/00)	• Guadalajara (9/97)
• New York (11/81)	• Philadelphia (3/95)	+ Milwaukee (7/00)	• Nogales (1/99)
• Los Angeles (5/82)	• Charleston (6/95)	• Kansas City (8/00)	• Ciudad Juarez (5/00)
• Atlanta (8/83)	• Memphis (8/95)	• Washington, D.C. (9/00)	• Monterrey (1/05)
• Boston (11/85)	• Salt Lake City (11/95)	• Nashville (10/01)
• Miami (3/86)	+ Syracuse (4/96)	+ Huntsville (12/02)	SOUTH AND CENTRAL AMERICA
• Minneapolis (7/86)	• Norfolk (9/96)	• Austin (02/03)
• Denver (2/88)	• Indianapolis (11/96)	• Orlando (08/03)	ARGENTINA
• Detroit (7/88)	+ Port Huron-Blue Water Bridge (12/96)	• Tampa (09/03)	• Buenos Aires (1/98)
• Portland (7/88)	+ Detroit-Ambassador Bridge (12/96)	+ New Orleans (9/04)
• Cincinnati (8/89)	+ Lewiston-Queenston (12/96)		BRAZIL
• Cleveland (7/90)	• Buffalo-Peace Bridge (1/97)	PUERTO RICO	• Sao Paulo (9/95)
• Phoenix (7/91)	• El Paso (1/97)	• San Juan (5/95)	• Rio de Janeiro (9/95)
• Louisville (10/91)	• Laredo (2/97)		• Campinas (9/95)
• St. Louis (4/92)	• Nogales (2/97)	CANADA	+ Santos (10/97)
• Houston (4/92)	• San Diego (7/97)	• Toronto (5/84)	• Manaus (7/00)
• Baltimore (4/92)		• Vancouver (9/95)	• Porto Alegre (1/05)
+ Windsor (6/98)
• Montreal (4/99)
• Calgary (9/04)

SOUTH AND CENTRAL AMERICA (cont.)			AUSTRALASIA
CHILE	JAPAN	FRANCE
• Santiago (2/95)	• Tokyo (1/01)	• Paris (1/97)	AUSTRALIA
+ Concepcion (4/03)	• Osaka (1/01)	• Mulhouse (1/97)	• Sydney (8/88)
		• Lyon (1/97)	• Melbourne (8/88)
COLOMBIA	KOREA	• Lille (3/97)	• Brisbane (10/93)
• Bogota (12/98)	+ Pusan (10/94)	• Bordeaux (7/00)	• Perth (12/94)
+ Cali (12/98)	• Seoul (10/94)		• Adelaide (10/97)
+ Medellin (7/00)	+ Bupyung (6/96)	GERMANY
	+ Chonan (6/96)	• Frankfurt (4/92)	FIJI
COSTA RICA	+ Kwangju (6/96)	• Munich (4/92)	* Nadi (7/96)
• San Jose (10/03)	+ Kumi (6/96)	• Dusseldorf (4/92)	* Suva (5/97)
	+ Masan (6/96)	• Stuttgart (4/92)
VENEZUELA	+ Taegu (6/96)	• Hamburg (1/93)	NEW ZEALAND
• Caracas (1/01)		• Nuremberg (1/01)	• Auckland (8/88)
	MALAYSIA	+ Hannover (1/05)
FAR EAST	• Penang (11/87)		NEAR/MIDDLE EAST
	• Kuala Lumpur (6/90)	HUNGARY
BANGLADESH	*Johor Bahru (11/94)	• Budapest (4/00)	EGYPT
• Dhaka (6/89)			• Cairo (2/95)
+ Chittagong (8/93)	MARIANA ISLANDS	IRELAND	+ Alexandria (2/95)
	• Saipan (7/00)	• Dublin (3/97)
CAMBODIA		• Cork (3/97)	GREECE
• Phnom Penh (4/00)	PHILIPPINES	• Shannon (3/97)	• Athens (2/99)
	• Manila (8/98)		+ Thessaloniki (2/99)
CHINA	+ Olongapo City (8/98)	ITALY
• Guangzhou (4/94)	+ Mandaue City (9/99)	• Milan (4/93)	INDIA
• Beijing (7/94)		• Verona (4/93)	• New Delhi (7/96)
• Dalian (7/94)	SINGAPORE	• Florence (3/98)	• Mumbai (Bombay) (1/97)
	• Singapore (9/81)		• Bangalore (6/97)
• Shanghai (7/94)		THE NETHERLANDS	• Chennai (Madras) (6/97)
• Shenzhen (7/94)	TAIWAN	• Amsterdam (6/94)	+ Hyderabad (9/01)
• Qingdao (7/94)	• Taipei (9/81)	• Rotterdam (3/95)
• Tianjin (7/94)	+ Kaohsiung (9/81)		KUWAIT
+ Xi’an (7/94)	+ Taichung (9/81)	POLAND	# Kuwait City (7/97)
• Xiamen (7/94)	+ Hsin-Chu (9/89)	• Warsaw (2/05)
+ Chengdu (9/00)			LEBANON
+ Ningbo (7/01)	THAILAND	PORTUGAL	• Beirut (8/99)
+ Suzhou (9/01)	• Bangkok (9/94)	• Lisbon (10/91)
+ Zhongshan (9/01)		• Oporto (10/91)	PAKISTAN
+ Hangzhou (10/01)	VIETNAM		• Karachi (9/96)
+ Kunshan (12/01)	• Ho Chi Minh City (5/00)	SPAIN	• Lahore (9/96)
+ Fuzhou (6/02)	• Hanoi (3/04)	• Barcelona (1/94)	+ Sialkot (6/03)
+ Yantai (11/02)		• Madrid (1/94)
+ Shenyang (12/02)	EUROPE	• Alicante (4/96)	SAUDI ARABIA
+ Wuhan (1/03)			# Riyadh (7/92)
+ Huizhou (12/03)	AUSTRIA	SWEDEN	# Jeddah (7/92)
+ Zhuhai (12/03)	• Vienna (11/95)	• Stockholm (1/94)
+ Foshan (1/04)		• Goteborg (1/94)	SRI LANKA
+ Chongqing (7/04)	BELGIUM	+ Malmoe (3/05)	• Colombo (3/95)
• Dongguan (2/05)	• Brussels (7/90)
• Nanjing (3/05)	+Antwerp (4/91)	SWITZERLAND
• Chiasso (2/01)
HONG KONG	THE CZECH REPUBLIC
• Kowloon (9/81)	• Prague (6/98)	UNITED KINGDOM
• London (4/86)
INDONESIA	FINLAND	• Manchester (11/88)
• Jakarta (12/90)	• Helsinki (4/94)	• Birmingham (3/90)
* Surabaya (2/92)		• Glasgow (4/92)
• Bristol (3/97)
• East Midlands (1/99)
+ Hull (1/00)
• Belfast (09/01)

NEAR/MIDDLE EAST (cont.)		AFRICA	MADAGASCAR
TURKEY	U.A.E.		• Antananarivo (11/01)
• Ankara (1/99)	* Abu Dhabi (1/94)	SOUTH AFRICA
• Istanbul (1/99)	• Dubai (10/98)	• Johannesburg (3/94)	MAURITIUS
• Izmir (1/99)		• Durban (3/94)	• Port Louis (7/99)
• Mersin (1/99)	CYPRUS	• Capetown (1/97)
+ Adana (1/99)	* Nicosia (6/96)	+ Maseru (6/03)
	* Larnaca (1/98)	+ Port Elizabeth (7/03)

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

Beginning in 1981, the Company’s primary business focus was on airfreight shipments from the Far East to the United States and related customs brokerage and other services.  In the mid-1980’s, the Company began to expand its service capabilities in export airfreight, ocean freight and distribution services.  Today the Company offers a complete range of global logistics services to a diversified group of customers, both in terms of industry specialization and geographic location.  As opportunities for profitable growth arise, the Company plans to create new offices.  While the Company has historically expanded through organic growth, the Company has also been open to growth through acquisition of, or establishing joint ventures with, existing agents or others within the industry.

Airfreight Services

Airfreight services accounted for approximately 39, 37, and 42 percent of the Company’s 2004, 2003, and 2002 consolidated revenues net of freight consolidation expenses (“net revenues”), respectively.  When performing airfreight services, the Company typically acts either as a freight consolidator or as an agent for the airline which carries the shipment.  When acting as a freight consolidator, the Company purchases cargo space from airlines on a volume basis and resells that space to its customers at lower rates than the customers could obtain directly from airlines.  When moving shipments between points where the volume of business does not facilitate consolidation, the Company receives and forwards individual shipments as the agent of the airline which carries the shipment. Whether acting as an agent or consolidator, the Company offers its customers knowledge of optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with space availability in periods of peak demand.

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

Customs Brokerage and Other Services

Customs brokerage and other services accounted for approximately 38, 37, and 34 percent of the Company’s 2004, 2003, and 2002 consolidated net revenues, respectively.  As a customs broker, the Company assists importers to clear shipments through customs by preparing required documentation, calculating and providing for payment of duties on behalf of the importer, arranging for any required inspections by governmental agencies, and arranging for delivery.  The Company also provides other value added services at destination such as warehousing and product distribution, time definite transportation and inventory management.  None of these other services are currently individually significant to the Company’s net revenues.

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

Ocean Freight and Ocean Services

Ocean freight services accounted for approximately 23, 26, and 24 percent of the Company’s 2004, 2003, and 2002 consolidated net revenues, respectively.  The Company’s revenues as an ocean freight forwarder are derived from commissions paid by the carrier and revenues from fees charged to customers for ancillary services which the Company may provide, such as preparing documentation, procuring insurance, arranging for packing and crating services, and providing consultation.  The Company operates Expeditors International Ocean (“EIO”), a Non-Vessel Operating Common Carrier (“NVOCC”) specializing in ocean freight consolidation from the Far East to the United States.   EIO also provides service, on a smaller scale, to and from any location where the Company has an office or agent.  As an NVOCC, EIO contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate.  EIO solicits Less-than Container Load (“LCL”) freight to fill the containers and charges lower rates than those available directly from shipping lines.  EIO also handles full container loads for customers that do not have annual shipping volumes sufficient to negotiate comparable contracts directly with the ocean carriers.  The Company does not own vessels and generally does not physically handle the cargo.

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

Developing these systems has added a considerable indirect cost to the services provided to customers.  Small and middle-tier competitors, in general, do not have the resources available to develop these customized systems.  As a result, there is a significant amount of consolidation currently taking place in the industry.  Management expects that this trend toward consolidation will continue for the short- to medium-term.  Historically, growth through aggressive acquisition has proven to be a challenge for many of the Company’s competitors and typically involves the purchase of significant “goodwill.”  As a result, the Company has pursued a strategy emphasizing organic growth supplemented by certain strategic acquisitions.

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

Employees

At January 31, 2005, the Company employed approximately 9,400 people, 3,400 in the United States and 600 in the balance of North America, 450 in South America, 1,450 in Europe, 2,500 in the Far East & Australasia, 800 in the Near/Middle East and 200 in Africa.  Approximately 1,300 of the Company’s employees are engaged principally in sales and marketing and customer service, 5,850 in operations and 2,250 in finance and administration.  The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be satisfactory.

In order to retain the services of highly qualified, experienced, and motivated employees, the Company places considerable emphasis on its incentive compensation programs and stock option plans.

Executive Officers of the Registrant

The following table sets forth the names, ages, and positions of current executive officers of the Company.

Name	Age	Position
Peter J. Rose	61	Chairman and Chief Executive Officer and director
James L.K. Wang	56	President-Asia and director
Glenn M. Alger	48	President and Chief Operating Officer
Robert L. Villanueva	52	President-The Americas
Sandy K.Y. Liu	57	Chief Operating Officer-Asia
R. Jordan Gates	49	Executive Vice President-Chief Financial Officer and Treasurer and director
Timothy C. Barber	45	Executive Vice President-Global Sales
Rosanne Esposito	53	Executive Vice President-Global Customs
Rommel C. Saber	47	Executive Vice President-Europe, Africa and Near/Middle East
Eugene K. Alger	44	Senior Vice President-North America
L. Manfred Amberger	56	Senior Vice President-Continental Europe
Jean Claude Carcaillet	59	Senior Vice President-Australasia
Philip M. Coughlin	44	Senior Vice President-North America
Roger A. Idiart	51	Senior Vice President-Air Cargo
Jeffrey J. King	50	Senior Vice President-General Counsel and Secretary
David M. Lincoln	46	Senior Vice President and Chief Information Officer
Charles J. Lynch	44	Senior Vice President-Corporate Controller
Daniel R. Wall	36	Senior Vice President-Ocean & Cargo Management Services

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

Robert L. Villanueva joined the Company as Regional Vice President Northwest U.S. Region in April 1994.  In September 1999, he was elected Executive Vice President-The Americas and President-The Americas in May 2004.

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

Rosanne Esposito joined the Company as its Director-U.S. Import Services in January 1996.  Ms. Esposito was promoted to Vice President in May 1997 and Senior Vice President-Global Customs in May 2001.  In May 2004, Ms. Esposito was promoted to Executive Vice President-Global Customs.

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

Daniel R. Wall joined the Company in March 1987.  Mr. Wall was promoted to District Manager in May 1992 and Global Director-Account Management in March 2002.  Mr. Wall was elected Vice President-ECMS in January 2004 and Senior Vice President-Ocean & Cargo Management in September 2004.

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

The Company maintains marine cargo insurance covering claims for losses attributable to missing or damaged shipments for which it is legally liable.  The Company also maintains insurance coverage for the property of others which is stored in Company warehouse facilities.  This insurance coverage is provided by a Vermont based insurance entity wholly owned by the Company.  The coverage is fronted and reinsured by a global insurance company.  The total risk retained by the Company in 2004 was approximately $3 million, although actual and estimated losses are expected to be less.  In addition, the Company is licensed as an insurance broker through its subsidiary, Expeditors Cargo Insurance Brokers, Inc. and places stand alone insurance coverage for other customers.

ITEM 2 — PROPERTIES

The Company owns the following properties:

Location

Nature of Property

United States:
Seattle, Washington	Office
Near Seattle-Tacoma International Airport (in Washington)	Office
Nassau County, New York	Office and Warehouse
Middlesex County, New Jersey	Office and Warehouse
Near San Francisco International Airport (in California)	Office and Warehouse
Near Los Angeles International Airport (in California)	Office and Warehouse
Near O’Hare International Airport (in Illinois)	Office and Warehouse
Far East:
Tsim Sha Tsui East district of Kowloon, Hong Kong	Office
Taipei, Taiwan	Office
Seoul, Korea	Office
Europe:
Brussels, Belgium	Office and Warehouse
Dublin, Ireland	Office and Warehouse
Cork, Ireland	Office and Warehouse
Near Heathrow Airport (in London, England)	Acreage
Latin America:
Alajuela, Costa Rica	Office
Middle East:
Cairo, Egypt	Office and Warehouse

The Company leases and maintains 60 additional offices and satellite locations in the United States and 189 offices throughout the world, each located close to an airport, ocean port, or on an important border crossing.  The majority of these facilities contain warehouse facilities.  Lease terms are either on a month-to-month basis or terminate at various times through 2014.   See Note 7 to the Company’s Consolidated Financial Statements for lease commitments.  As an office matures, the Company will investigate the possibility of building or buying suitable facilities.  The Company believes that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.

ITEM 3 — LEGAL PROCEEDINGS

The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management’s opinion, will have a material affect on the Company’s operations or financial position.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low sale prices in the over-the-counter market for the Company’s Common Stock as reported by The NASDAQ National Market System under the symbol EXPD.

	Common Stock			Common Stock
Quarter	High	Low	Quarter	High	Low
2004			2003
First	$41.00	35.70	First	$38.00	29.61
Second	49.50	39.38	Second	37.81	30.75
Third	53.34	45.15	Third	39.28	32.94
Fourth	58.40	47.92	Fourth	40.83	34.25

There were 2,207 shareholders of record as of March 10, 2005.  Management estimates that there were approximately 72,400 beneficial shareholders at that date.

The Board of Directors declared semi-annual dividends during the two most recent fiscal years as follows:

June 15, 2004	$.11
December 15, 2004	$.11

June 16, 2003	$.08
December 15, 2003	$.08

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2004	—	$—	—	10,183,973
November 1-30, 2004	28,096	$51.17	28,096	10,197,059
December 1-31, 2004	18,762	$55.17	18,762	10,216,310
Total	46,858	$52.77	46,858	10,216,310

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

ITEM 6 — SELECTED FINANCIAL DATA

Financial Highlights

In thousands except per share data

	2004	2003	2002	2001	2000

Revenues	$3,317,499	2,624,941	2,296,903	1,883,070	1,906,726
Net earnings	156,126	121,952	112,529	97,243	83,035
Basic earnings per share	1.47	1.16	1.08	.93	.81
Diluted earnings per share	1.41	1.12	1.03	.89	.76
Cash dividends paid per share	.22	.16	.12	.10	.07
Working capital	521,544	383,614	250,920	238,287	223,423
Total assets	1,364,053	1,044,078	879,948	688,437	661,740
Shareholders’ equity	807,404	645,501	523,812	414,623	361,784
Basic weighted average shares outstanding	106,384	104,733	103,893	104,160	102,305
Diluted weighted average shares outstanding	110,818	109,002	108,881	109,741	109,358

All share and per share information have been adjusted to reflect a 2-for-1 stock split effected in June, 2002.

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

Regulatory Environment

As a publicly traded corporation, the Company is affected by regulations from a number of sources, including the newly formed Public Company Accounting Oversight Board (PCAOB). The current business environment tends to stress the avoidance of risk through regulation and oversight, the effect of which is likely to be unforeseen costs and potentially unforeseen consequences.

In reaction to the global war on terror, governments around the world are continuously enacting or updating security regulations. The implementation of these regulations, including deadlines and substantive requirements, is driven by political urgencies rather than the industries’ realistic ability to comply. Failure to timely comply may result in increased operating costs, restrictions on operations and/or fines and penalties.

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

As further discussed under liquidity and capital resources, total capital expenditures in 2005 are expected to exceed $100 million.

In terms of the opportunities, challenges and risks that management focused on in 2004, the Company operates in 57 countries throughout the world in the competitive global logistics industry and Company activities are tied directly to the global economy.  From the inception of the Company, management has believed that the elements required for a successful global service organization can only be assured through recruiting, training, and ultimately retaining superior personnel.  The Company’s greatest challenge is now and always has been perpetuating a consistent global culture which demands:

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

Critical Accounting Estimates

A summary of the Company’s significant accounting policies can be found in Note 1 in the consolidated financial statements in this 10-K.

Management believes that the nature of the Company’s business is such that there are few, if any, complex measurement issues or challenges in accounting for operations.

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

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued revised Interpretation No. 46, “Consolidation of Variable Interest Entities (Revised), an Interpretation of ARB No. 51,” (FIN 46R).  FIN 46R addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46R.  The provisions of FIN 46R are generally effective for public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003.  Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004.  The Company adopted only the disclosure provisions of FIN 46R in the fourth quarter of 2003 and adopted the remaining provisions of FIN 46R in the first quarter of 2004.  The adoption of the remaining provisions of FIN 46R did not have a material impact on the Company’s consolidated financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period beginning after June 15, 2005, with early adoption encouraged.  In addition, SFAS No. 123R will cause unrecognized expense (based on the amount in the Company’s pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period.  The Company is required to adopt SFAS No. 123R in the third quarter of 2005, beginning July 1, 2005.  Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  The transition alternatives include prospective and retrospective adoption methods.  Under the retrospective methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options and share awards as of the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated.  The Company is evaluating the requirements of SFAS No. 123R and expects the adoption of SFAS No. 123R will have a material impact on the consolidated results of operations, earnings per share and consolidated statement of cash flows.  The Company has not determined the method of adoption or the effect of adopting SFAS No. 123R.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability.  The Jobs Act was enacted on October 22, 2004.  The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.  FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.  The deduction is subject to a number of limitations and uncertainty remains as to how to interpret certain provisions in the Act.  As such, the Company is not yet in a position to determine to what extent the Company will repatriate foreign earnings that have not yet been remitted to the U.S. and, as provided for in FSP No. 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.  The Company will complete its evaluation and quantification in 2005.  Since the Company has provided U.S. taxes on all unremitted foreign earnings, the repatriation of foreign earnings in accordance with the repatriations provisions of the Jobs Act would result in a reduction of the Company’s tax expense and deferred tax liability.

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for 2004, 2003, and 2002, expressed as percentages of net revenues.  Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

	2004		2003		2002
In thousands	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues

Net Revenues:
Airfreight	$348,949	39%	$278,968	37%	$284,954	42%
Ocean freight and ocean services	210,967	23	191,116	26	164,114	24
Customs brokerage and other services	346,321	38	280,426	37	233,145	34

Net revenues	906,237	100	750,510	100	682,213	100

Operating Expenses:
Salaries and related costs	479,364	53	398,475	53	359,769	53
Other	185,828	20	165,273	22	151,435	22

Total operating expenses	665,192	73	563,748	75	511,204	75

Operating income	241,045	27	186,762	25	171,009	25
Other income, net	8,535	1	8,880	1	8,201	1

Earnings before income taxes and minority interest	249,580	28	195,642	26	179,210	26
Income tax expense	88,415	10	71,142	10	65,461	10

Net earnings before minority interest	161,165	18	124,500	16	113,749	16
Minority interest	(5,039)	(1)	(2,548)	—	(1,220)	—

Net earnings	$156,126	17%	$121,952	16%	$112,529	16%

2004 compared with 2003

Airfreight net revenues in 2004 increased 25% compared with 2003 primarily because of an increase in airfreight volumes.  Global airfreight tonnages in 2004 increased 23% compared with 2003.  The 1% decrease in airfreight yields in 2004 was primarily a result of air carriers increasing their rates such that the Company was unable to increase its corresponding rates to customers in a timely and effective manner.  As with the second half of 2003, the Company elected to absorb these short-term decreases in the interest of maintaining long-term customer relationships.  The Company’s North American export airfreight net revenues increased 25% in 2004 compared to 2003.  The increase is partly a recovery of the prior year decrease and partly the result of increased exports from the United States due to the weakening of the U.S. Dollar.  Airfreight net revenues from the Far East and from Europe increased 37% and 23%, respectively, for 2004 compared with 2003.  These increases are the result of market price increases, partially offset by yield declines of less than 1%, and increased tonnage of 26% from the Far East and 18% from Europe, primarily as a result of increased sales success.

Ocean freight volumes, measured in terms of forty-foot container equivalents (FEUs), increased 29% over 2003 while ocean freight and ocean services net revenues increased only 10% during the same period.  The difference in these two growth rates is a result of a 200 basis point reduction in ocean freight yields.

The reduction in a yield is a function of two major factors:

•      Revenue from Expeditors Cargo Management (ECMS) in 2004 increased only 2% over 2003 because of rate pressures on vendor consolidation fees.

•      A series of rate increases put forward by direct ocean freight carriers throughout 2004. Due to market conditions primarily related to capacity, these rate increases, because of magnitude and frequency, could not be passed on to customers in a timely manner.

The Company continued its focus of offering competitive rates to customers at the retail level, while leveraging freight volumes to obtain favorable rates from carriers at the wholesale level.  The Company’s North American ocean freight net revenues increased 8% in 2004 compared to 2003.  Ocean freight net revenues from the Far East and from Europe increased 22% and 8%, respectively, for 2004 compared with 2003.

Customs brokerage and other services net revenues increased 23% in 2004 as compared with 2003.  This is a result of the Company’s growing reputation for providing high quality service and consolidation within the customs brokerage market as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program.  In addition, increased emphasis on regulatory compliance has benefited the Company’s customs brokerage offerings.

Salaries and related costs increased 20% in 2004 compared to 2003 as a result of (1) the Company’s increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity and (2) increased compensation levels.  Salaries and related costs remained constant as a percentage of net revenues.  The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits.  Management believes that the growth in revenues, net revenues and net earnings for 2004 are a result of the incentives inherent in the Company’s compensation program.

This trend may not continue in 2005 and future years as a result of the adoption of SFAS 123R, which requires the expensing of the fair value of employee stock options, effective in the third quarter of 2005.  Management expects salaries and related costs as a percentage of net revenues will be more volatile.

Other operating expenses increased 12% in 2004 as compared with 2003 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company’s growing operations.  Other operating expenses as a percentage of net revenues decreased in 2004 as compared with 2003.  Management believes that this was significant as it reflects the successful achievement of ongoing cost containment objectives at the branch level.  The ability to sustain these savings into future periods is contingent upon branch level management’s ability to adhere to these objectives.

Other income, net, decreased 4% in 2004 as compared with 2003. Due to higher interest rates on higher average cash balances and short-term investments during 2004, interest income increased by $1.1 million for the year ended December 31, 2004.  Rental income, net of applicable depreciation, of $2.6 million and $3.4 million for the years ended December 31, 2004 and 2003, respectively, is included in other income.  The rental income is derived from two of the Company’s properties, one located near Heathrow airport in London, England and an office and warehouse facility near the San Francisco, California International Airport.  As a result of the scheduled remodeling of the San Francisco, California office and warehouse facility, rental income from that property ceased at the end of the first quarter of 2004.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations.  The Company’s consolidated effective income tax rate in 2004 of 35.4% decreased when compared with the 36.4% rate in 2003.  The lower tax rate in 2004 is the result of the decreased state tax expense caused by an increase in the taxable income sourced outside the U.S. and certain accounting adjustments made in 2003 as described in the following section.  If the Company adopts a plan under Internal Revenue Code (IRC) 965, which was added by the Jobs Act, the Company’s 2005 tax rate will be lower than prior years. This lower tax rate will only affect 2005.

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

Ocean freight volumes, measured in terms of forty-foot container equivalents (FEUs), increased 23% over 2002 while ocean freight and ocean services net revenues increased only 16% during the same period.  The difference in these two growth rates is a result of a 252 basis point decline in ocean freight yields.  In May 2003, ocean freight carriers implemented substantial rate increases.  In order to gain market share and maintain its focus on long-term customer relationships, the Company chose not to immediately pass on the full rate increases.  The resulting increase in ocean freight volumes more than offset the revenue foregone by not implementing the full rate increases.

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

Customs brokerage and other services net revenues increased 20% in 2003 as compared with 2002 as a result of the Company’s growing reputation for providing high quality service and consolidation within the customs brokerage market as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program.

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

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations.  The Company’s consolidated effective income tax rate in 2003 of 36.4% is comparable to the 36.5% rate in 2002.  In the fourth quarter of 2003, the Company recorded additional tax expense of $9.5 million in order to provide full U.S. taxation on approximately $41.9 million of foreign earnings accumulated through December 31, 1992, for which U.S. income taxes had not previously been provided. Income taxes had not previously been provided on these earnings as a result of the Company’s previous intent to reinvest such earnings indefinitely or to distribute them in a manner in which no significant additional taxes would be incurred.  Also during the fourth quarter of 2003, the Company eliminated $8 million of certain taxes which the Company had previously expected to pay.  Upon analysis of the state tax implications of the Company’s pattern of remitting foreign earnings, the Company has determined that these taxes were not owed.

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

Historically, the primary competitive factors in the international logistics industry have been price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations.  The Company emphasizes quality service and believes that its prices are competitive with those of others in the industry.  Customers have exhibited a trend towards more sophisticated and efficient procedures for the management of the logistics supply chain by embracing strategies such as just-in-time inventory management.  The Company believes that this trend has resulted in customers using fewer service providers with greater technological capacity and consistent global coverage.  Accordingly, sophisticated computerized customer service capabilities and a stable worldwide network have become significant factors in attracting and retaining customers.

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

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. Dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents.  The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses.  Any such hedging activity during 2004, 2003 and 2002 was insignificant.  Net foreign currency gains realized in 2004, 2003 and 2002 were $86, $588 and $70, respectively.  The Company had no foreign currency derivatives outstanding at December 31, 2004 and 2003.

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

Office Additions

The Company opened 2 start-up offices during 2004.

North America	Far East
Calgary, Canada	Hanoi, Vietnam

During 2004, the Company closed its offices in Curitiba and Belo Horizonte, Brazil; these two offices were converted to non-exclusive agents.

Internal Growth

Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth.  This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year.  The table below presents “same store” comparisons on a year-over-year basis for the years ended December 31, 2004, 2003 and 2002.

Same store comparisons for the years ended December 31,

	2004	2003	2002
Net revenues	20%	10%	12%
Operating income	29%	9%	16%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities.  Net cash provided by operating activities for the year ended December 31, 2004 was approximately $193 million, as compared with $114 million for 2003.  This $79 million increase is principally due to increased net earnings, the tax benefit of non-qualified stock option exercises and deferred tax expense on unremitted foreign earnings.  The increased accounts receivable is offset by increased accounts payable, accrued expenses and taxes payable.  Increased accounts receivable is primarily due to higher billings in November and December 2004, compared to the same periods in 2003 and slower collections on certain large technology accounts required to meet current market conditions.  Increases in accounts payable and accrued expenses are a result of the Company’s attempts to manage cash flows by matching the timing of cash outflows for payments to vendors with cash inflows from collections of customer billings.

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

Cash used in investing activities for the year ended December 31, 2004 was $65 million, as compared with $26 million during the same period of 2003.  The largest use of cash in investing activities is cash paid for capital expenditures.  As a non-asset based provider of integrated logistics services, the Company does not own any physical means of transportation (i.e., airplanes, ships, trucks, etc.).  However, the Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight.  The Company routinely invests in technology, office furniture and equipment and leasehold improvements.  For the year ended December 31, 2004, the Company made capital expenditures of $66 million as compared with $21 million for the same period in 2003.  Capital expenditures in 2004 included $24 million for acquisitions of real estate and office/warehouse facilities in New York, California and Korea.  Other capital expenditures in 2004 and 2003 related primarily to investments in technology, office furniture and equipment and leasehold improvements. Cash of $31.3 million was paid into escrow during 2002 to acquire an office and warehouse facility near the San Francisco, California International Airport; the transaction closed on January 7, 2003.  The Company currently expects to spend approximately $30 million for normal capital expenditures in 2005.  In addition to property and equipment, normal capital expenditures include leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures.  Total capital expenditures in 2005 are expected to exceed $100 million if the Company adopts a plan calling for capital expenditures to meet the investment requirements of IRC 965.  The Company expects to finance capital expenditures in 2005, with cash.

Cash used in financing activities for the year ended December 31, 2004 was $22 million as compared with $18 million for the same period in 2003.  The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market.  The differences between proceeds from the issuance of common stock and the amounts paid to repurchase common stock for the years ended December 31, 2004 and 2003 represent a timing difference in the receipt of proceeds and the subsequent repurchase of outstanding shares.  In November 2001, the Board of Directors voted to allow the repurchase under a discretionary plan of such shares as may be necessary to reduce the issued and outstanding stock to 100,000,000 shares of common stock.  No repurchases were made under this plan in 2004 and 2003.  During 2004 and 2003 the net use of cash in financing activities was primarily for the payment of dividends of $.22 per share and $.16 per share, respectively.

At December 31, 2004, working capital was $522 million, including cash and short-term investments of $409 million. The Company had no long-term debt at December 31, 2004.  While the nature of its business does not require an extensive investment in property and equipment, the Company cannot eliminate the possibility that it could acquire an equity interest in property in certain geographic locations.

The Company maintains international and domestic unsecured bank lines of credit.  At December 31, 2004, the U.S. facility totaled $50 million and the international bank lines of credit totaled $13.5 million.  In addition, the Company maintains bank facilities with U.K. banks for $23 million.  At December 31, 2004, the Company was directly liable for $2.3 million drawn on these lines of credit and was contingently liable for an additional $82.7 million from standby letters of credit and guarantees related to these lines of credit and other obligations.  The guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation.  The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

At December 31, 2004, the Company’s contractual obligations and other commitments are as follows:

		Payments Due by Period
In thousands	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Contractual Obligations:
Operating leases	$115,578	35,955	47,865	23,415	8,343
Unconditional purchase obligations	195,496	195,496	—	—	—

Total contractual cash obligations	$311,074	231,451	47,865	23,415	8,343

The Company enters into short-term agreements with asset-based providers reserving space on a guaranteed basis.  The pricing of these obligations varies to some degree with market conditions.  The Company only enters into agreements that management believes the Company can fulfill with relative ease.  Historically, the Company has not paid for guaranteed space that it has not used.  Management believes, in line with historical experience, committed purchase obligations outstanding as of December 31, 2004, will be fulfilled during 2005 in the Company’s ordinary course of business.

		Amount of Commitment Expiration Per Period
In thousands	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years

Other Commitments:
Lines of credit	$11,625	11,187	246	192	—
Credit facility	23,033	22,959	13	—	61
Standby letters of credit	61,531	60,105	858	554	14

Total commitments	$96,189	94,251	1,117	746	75

The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises.  As of December 31, 2004, the Company had repurchased and retired 6,427,715 shares of common stock at an average price of $17.72 per share over the period from 1994 through 2004.  During 2004, 612,533 shares were repurchased at an average price of $47.62 per share.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls.  At December 31, 2004, cash and cash equivalent balances of $239.5 million were held by the Company’s non-U.S. subsidiaries, of which $43.9 million was held in banks in the United States.

Impact of Inflation

To date, the Company’s business has not been adversely affected by inflation.  Direct carrier rate increases could occur over the short- to medium-term period.  Due to the high degree of competition in the market place, these rate increases can lead to an erosion in the Company’s margins.  As the Company is not required to purchase or maintain extensive property and equipment and has not otherwise incurred substantial interest rate-sensitive indebtedness, the Company currently has limited direct exposure to increased costs resulting from increases in interest rates.

Off-Balance Sheet Arrangements

As of December 31, 2004, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (SEC) Regulation S-K.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% weakening of the U.S. Dollar, throughout the year ended December 31, 2004, would have had the effect of raising operating income approximately $19 million.  An average 10% strengthening of the U.S. Dollar, for the same period, would have the effect of reducing operating income approximately $15 million.

The Company has approximately $6 million of net unsettled intercompany transactions at any one point in time.  The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely.  Any such hedging activity throughout the year ended December 31, 2004, was insignificant.  The Company had no foreign currency derivatives outstanding at December 31, 2004 and 2003.  The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings.  The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At December 31, 2004, the Company had cash and cash equivalents and short-term investments of $409 million and short-term borrowings of $2.3 million, all subject to variable short-term interest rates.  A hypothetical change in the interest rate of 10% would have an insignificant impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure between 2003 and 2004.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed on the pages listed below, as part of Part II, Item 8 of this report.

Document

1.	Financial Statements and Reports of Independent Registered Public Accounting Firm:

Reports of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Balance Sheets as of December 31, 2004 and 2003

Statements of Earnings for the Years Ended December 31, 2004, 2003 and 2002

Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002

Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2004, 2003 and 2002

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

As of December 31, 2004, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed.  Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The management of Expeditors International of Washington, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f).  The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  A system of internal control can provide only reasonable, not absolute assurance, that the objectives of the control system are met.  Our management, including our chief executive officer and chief financial officer, conducted an assessment of the design and operating effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, our management has concluded that, as of December 31, 2004, our internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, which is included herein at F-2.

ITEM 9B – OTHER INFORMATION

Not Applicable.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to information under the caption “Proposal 1 - Election of Directors” and to the information under the caption “Section 16(a) Reporting Delinquencies” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 4, 2005.  See also Part I - Item 1 - Executive Officers of the Registrant.

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

Code of Ethics and Governance Guidelines

We have adopted a Code of Business Conduct that applies to all Company employees including, of course, our principal executive officer, principal financial officer and principal accounting officer.  The Code of Business Conduct is posted on our website at http://www.investor.expeditors.com.  We will post any amendments to the Code of Business Conduct at that location.  No amendments were made in 2004.  In the unlikely event that the Board of Directors approves any sort of waiver to the Code of Business Conduct for our executive officers or directors, information concerning such waiver will also be posted at that location.  No waivers were granted in 2004.  In addition to posting information regarding amendments and waivers on our website, the same information will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is permitted by the rules of The Nasdaq Stock Market, Inc.

ITEM 11 — EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to information under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 4, 2005.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to information under the captions “Principal Holders of Voting Securities” and “Proposal 1 - Election of Directors” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 4, 2005.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2004, regarding compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

as of December 31, 2004

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance, Other Than Securities to be Issued Upon Exercise of All Outstanding Options, Warrants and Rights

Equity Compensation Plans Approved by Security Holders	11,697,744	$24.64	672,256

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	11,697,744	$24.64	672,256

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to information under the caption “Executive Compensation” and “Certain Transactions” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 4, 2005.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to information under the caption “Relationship with Independent Public Accountants” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 4, 2005.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	FINANCIAL STATEMENTS

		Reports of Independent Registered Public Accounting Firm

		Consolidated Balance Sheets as of December 31, 2004 and 2003

		Consolidated Statements of Earnings for the Years Ended December 31, 2004, 2003 and 2002

		Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002

		Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

		Notes to Consolidated Financial Statements

	2.	FINANCIAL STATEMENT SCHEDULES

		Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2004, 2003 and 2002

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

3.     EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)	Form of Employment Agreement executed by the Company’s Chairman and Chief Executive Officer. See Exhibit 10.23.

(2)	Form of Employment Agreement executed by the Company’s President and Chief Operating Officer and certain of the Company’s executive officers. See Exhibit 10.24.

(3)	The Company’s Amended 1985 Stock Option Plan. See Exhibit 10.4.

(4)	Form of Stock Option Agreement used in connection with options granted under the Company’s Amended 1985 Stock Option Plan. See Exhibit 10.5.

(5)	Form of Stock Purchase Agreement used in connection with options granted under the Company’s Restated and Amended 1988 Employee Stock Purchase Plan. See Exhibit 10.7.

(6)	The Company’s Amended 1993 Directors’ Non-Qualified Stock Option Plan. See Exhibit 10.39.

(7)	Form of Stock Option Agreement used in connection with options granted under the Company’s 1993 Directors’ Non-Qualified Stock Option Plan. See Exhibit 10.9.

(8)	The Company’s Amended 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.40.

(9)	Form of Stock Option Agreement used in connection with Non-Qualified options granted under the Company’s 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.30.

(10)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.31.

(11)	The Company’s 1997 Executive Incentive Compensation Plan. See Exhibit 10.32.

(12)	Form of Executive Incentive Compensation Plan Award Certification used in connection with the awards granted under the Company’s 1997 Executive Incentive Compensation Plan. See Exhibit 10.33.

(13)

Form of Executive Incentive Compensation Plan Award Agreement used in connection with establishing the terms and conditions of an award under the Company’s 1997 Executive Incentive Compensation Plan. See Exhibit 10.34.

(14)	The Company’s 2002 Employee Stock Purchase Plan. See Exhibit 10.42.

(b) EXHIBITS

Exhibit Number	Exhibit

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

10.43

Amendment to Credit Agreement between the Company and Wells Fargo Bank, National Association dated July 1, 2003 with respect to the Company’s $50,000,000 unsecured line of credit together with a Revolving Line of Credit Note due July 1, 2004. (Incorporated by reference to Exhibit 10.43 to Form 10-Q, filed on or about November 13, 2003.  Superseded by Exhibit 10.44 to this Report.)

10.44

Second Amendment to Credit Agreement between the Company and Wells Fargo Bank, National Association dated July 1, 2004 with respect to the Company’s $50,000,000 unsecured line of credit together with a Revolving Line of Credit Note due July 1, 2005.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2005

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

	By:	/s/ R. JORDAN GATES
R. Jordan Gates Executive Vice President-Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2005.

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

CONSOLIDATED FINANCIAL STATEMENTS

COMPRISING ITEM 8

ANNUAL REPORT ON FORM 10-K

TO SECURITIES AND EXCHANGE COMMISSION FOR THE

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Expeditors International of Washington, Inc.:

We have audited the accompanying consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Expeditors International of Washington, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington
March 14, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Expeditors International of Washington, Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting appearing under Item 9A, that Expeditors International of Washington, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Expeditors International of Washington, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO.  Also, in our opinion, Expeditors International of Washington, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004 and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
March 14, 2005

Consolidated Balance Sheets

In thousands except share data

December 31,

	2004	2003
Current Assets:
Cash and cash equivalents	$408,983	295,832
Short-term investments	109	82
Accounts receivable, less allowance for doubtful accounts of $12,842 in 2004 and $11,978 in 2003	614,044	452,551
Deferred Federal and state income taxes	—	3,593
Other	22,724	17,941
Total current assets	1,045,860	769,999

Property and Equipment:
Buildings and leasehold improvements	148,469	129,325
Furniture, fixtures, equipment and purchased software	154,400	138,154
Vehicles	3,875	4,281
	306,744	271,760

Less accumulated depreciation and amortization	150,766	140,066
	155,978	131,694
Land	131,401	110,008
Net property and equipment	287,379	241,702
Goodwill, net	7,774	7,774
Other intangibles, net	10,839	11,163
Other assets, net	12,201	13,440
	$1,364,053	1,044,078
Current Liabilities:
Short-term debt	$2,250	217
Accounts payable	410,251	301,122
Accrued expenses, primarily salaries and related costs	84,778	74,905
Deferred federal and state income taxes	6,369	—
Federal, state, and foreign income taxes	20,668	10,141
Total current liabilities	524,316	386,385

Deferred Federal and state income taxes	24,861	8,968
Minority interest	7,472	3,224

Shareholders’ Equity:
Preferred stock,
par value $.01 per share
Authorized 2,000,000 shares; none issued	—	—
Common stock,
par value $.01 per share
Authorized 320,000,000 shares; issued and outstanding 106,643,953 shares at December 31, 2004 and 105,056,454 shares at December 31, 2003	1,066	1,051
Additional paid-in capital	44,678	25,491
Retained earnings	749,974	617,216
Accumulated other comprehensive income	11,686	1,743

Total shareholders’ equity	807,404	645,501

Commitments and contingencies
	$1,364,053	1,044,078

See accompanying notes to consolidated financial statements.

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

Consolidated Statements of Earnings

In thousands except share data

Years ended December 31,

	2004	2003	2002
Revenues:
Airfreight	$1,553,881	1,213,167	1,206,057
Ocean freight and ocean services	1,178,975	954,541	728,174
Customs brokerage and other services	584,643	457,233	362,672
Total revenues	3,317,499	2,624,941	2,296,903

Operating Expenses:
Airfreight consolidation	1,204,932	934,199	921,103
Ocean freight consolidation	968,008	763,425	564,060
Customs brokerage and other services	238,322	176,807	129,527
Salaries and related costs	479,364	398,475	359,769
Rent and occupancy costs	51,620	47,100	40,816
Depreciation and amortization	26,703	24,392	22,725
Selling and promotion	28,248	23,496	19,796
Other	79,257	70,285	68,098
Total operating expenses	3,076,454	2,438,179	2,125,894
Operating income	241,045	186,762	171,009

Other Income (Expense):
Interest income	5,667	4,522	6,299
Interest expense	(42)	(186)	(178)
Other, net	2,910	4,544	2,080
Other income, net	8,535	8,880	8,201

Earnings before income taxes and minority interest	249,580	195,642	179,210
Income tax expense	88,415	71,142	65,461
Net earnings before minority interest	161,165	124,500	113,749

Minority interest	(5,039)	(2,548)	(1,220)

Net earnings	$156,126	121,952	112,529

Basic earnings per share	$1.47	1.16	1.08
Diluted earnings per share	$1.41	1.12	1.03
Weighted average basic shares outstanding	106,384,151	104,733,442	103,892,827
Weighted average diluted shares outstanding	110,817,999	109,001,543	108,881,369

See accompanying notes to consolidated financial statements.

Note:  All share and per share amounts have been adjusted to reflect a 2-for-1 stock split effected in June 2002.

Consolidated Statements of Shareholders’ Equity

and Comprehensive Income

In thousands except share data

Years ended December 31, 2004, 2003 and 2002

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Par value	capital	earnings	income (loss)	Total
Balance at December 31, 2001	103,223,708	$1,032	15,588	411,992	(13,989)	414,623

Exercise of stock options	1,222,608	12	8,187	—	—	8,199
Issuance of shares under stock purchase plan	358,940	4	8,557	—	—	8,561
Shares repurchased under provisions of stock repurchase plans	(584,316)	(6)	(16,589)	—	—	(16,595)
Tax benefits from employee stock plans	—	—	5,958	—	—	5,958
Comprehensive income
Net earnings	—	—	—	112,529	—	112,529
Foreign currency translation adjustments, net of deferred tax debit of $1,627	—	—	—	—	3,022	3,022
Total comprehensive income	—	—	—	—	—	115,551
Dividends paid ($.12 per share)	—	—	—	(12,485)	—	(12,485)
Balance at December 31, 2002	104,220,940	$1,042	21,701	512,036	(10,967)	523,812

Exercise of stock options	965,636	10	9,599	—	—	9,609
Issuance of shares under stock purchase plan	435,252	4	10,411	—	—	10,415
Shares repurchased under provisions of stock repurchase plans	(565,374)	(5)	(20,100)	—	—	(20,105)
Tax benefits from employee stock plans	—	—	3,880	—	—	3,880
Comprehensive income
Net earnings	—	—	—	121,952	—	121,952
Unrealized gains on securities, net of deferred tax debit of $225	—	—	—	—	418	418
Foreign currency translation adjustments, net of deferred tax debit of $6,619	—	—	—	—	12,292	12,292
Total comprehensive income	—	—	—	—	—	134,662
Dividends paid ($.16 per share)	—	—	—	(16,772)	—	(16,772)
Balance at December 31, 2003	105,056,454	$1,051	25,491	617,216	1,743	645,501

Exercise of stock options	1,786,886	17	17,128	—	—	17,145
Issuance of shares under stock purchase plan	413,146	4	11,834	—	—	11,838
Shares repurchased under provisions of stock repurchase plans	(612,533)	(6)	(29,234)	—	—	(29,240)
Tax benefits from employee stock plans	—	—	19,459	—	—	19,459
Comprehensive income
Net earnings	—	—	—	156,126	—	156,126
Unrealized gains on securities, net of deferred tax debit of $104	—	—	—	—	37	37
Foreign currency translation adjustments, net of deferred tax debit of $5,568	—	—	—	—	9,906	9,906
Total comprehensive income	—	—	—	—	—	166,069
Dividends paid ($.22 per share)	—	—	—	(23,368)	—	(23,368)
Balance at December 31, 2004	106,643,953	$1,066	44,678	749,974	11,686	807,404

See accompanying notes to consolidated financial statements.

Note:  All share and per share amounts have been adjusted to reflect a 2-for-1 stock split effected in June 2002.

Consolidated Statements of Cash Flows

In thousands

Years ended December 31,

	2004	2003	2002
Operating Activities:
Net earnings	$156,126	121,952	112,529
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	2,355	380	2,382
Depreciation and amortization	26,703	24,392	22,725
Deferred income tax expense (benefit)	19,511	(69)	(687)
Tax benefits from employee stock plans	19,459	3,880	5,958
Gain on sale of property and equipment	(19)	(186)	(1,696)
Amortization of cost in excess of net assets of acquired businesses and other intangible assets	1,275	1,424	950
Impairment write down of other assets	2,000	—	3,502
Changes in operating assets and liabilities:
Increase in accounts receivable	(150,213)	(66,237)	(99,152)
Increase in minority interest	4,103	1,624	726
Increase in accounts payable, accrued expenses and taxes payable	113,904	34,473	70,363
Other	(2,545)	(7,298)	(1,107)
Net cash provided by operating activities	192,659	114,335	116,493

Investing Activities:
Increase in short-term investments	(23)	(5)	(31)
Purchase of property and equipment	(66,244)	(20,745)	(81,427)
Proceeds from sale of property and equipment	565	415	4,151
Cash paid for note receivable secured by real estate	—	—	(4,262)
Cash held in escrow for real estate acquisition	—	—	(31,250)
Other	722	(5,562)	(333)

Net cash used in investing activities	(64,980)	(25,897)	(113,152)

Financing Activities:
Borrowing (repayments) of short-term debt, net	1,863	(1,171)	(395)
Proceeds from issuance of common stock	28,983	20,024	16,760
Repurchases of common stock	(29,240)	(20,105)	(16,595)
Dividends paid	(23,368)	(16,772)	(12,485)
Net cash used in financing activities	(21,762)	(18,024)	(12,715)

Effect of exchange rate changes on cash	7,234	13,559	2,556
Increase (decrease) in cash and cash equivalents	113,151	83,973	(6,818)
Cash and cash equivalents at beginning of year	295,832	211,859	218,677
Cash and cash equivalents at end of year	$408,983	295,832	211,859

Interest and Taxes Paid:
Interest	$41	166	176
Income taxes	43,946	78,820	37,111

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

C.            Short-term Investments

Short-term investments are designated as available-for-sale and cost approximates market at December 31, 2004 and 2003.

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

Effective January 1, 2002, the Company ceased to amortize goodwill.  Goodwill is recorded net of accumulated amortization of $765 at December 31, 2004 and 2003.  For the years ended December 31, 2004 and 2003, the Company performed the required annual impairment test during the fourth quarter and determined that no impairment had occurred.

Other intangibles consist principally of payments made to purchase customer lists of agents in countries where the Company established its own presence by opening offices.  Other intangible assets are amortized over their estimated useful lives for periods up to 15 years and are reviewed for impairment if an event or circumstance indicates that an impairment loss may have been incurred.

Balances as of December 31 are as follows:

	2004	2003

Other intangibles	$20,284	19,290
Less accumulated amortization	(9,445)	(8,127)
	$10,839	11,163
Aggregate amortization expense for the year ended December 31	$1,275	1,424

Estimated annual amortization expense will approximate $1,450 during each of the next five years.

F.             Revenues and Revenue Recognition

The Company derives its revenues from three principal sources: airfreight, ocean freight and customs brokerage and other services.  These are the revenue categories presented in the financial statements.

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

Arranging international shipments is a complex task.  Each actual movement can require multiple services.  In some instances, the Company is asked to perform only one of these services.  However, in most instances, the Company may perform multiple services.  These services include destination breakbulk services and value added ancillary services such as local transportation, export customs formalities, distribution services and logistics management.  Each of these services has an associated fee which is recognized as revenue upon completion of the service.

Typically, the fees for each of these services are quoted as separate components, however, customers on occasion will request an all-inclusive rate for a set of services known in the industry as “door-to-door service.”  This means that the customer is billed a single rate for all services from pickup at origin to delivery at destination.  In these instances, the revenue for origin and destination services, as well as revenue that will be characterized as freight charges, is allocated to branches as set by preexisting Company policy perhaps supplemented by customer specific negotiations between the offices involved.  Each of the Company’s branches are independent profit centers and the primary compensation for the branch management group comes in the form of incentive-based compensation calculated directly from the operating income of that branch.  This compensation structure ensures that the allocation of revenue and expense among components of services, when provided under an all-inclusive rate, are done in an objective manner on a fair value basis in accordance with Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.”

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

I.              Stock Option Plans

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option and its employee stock purchase rights plans.  Accordingly, no compensation cost has been recognized for its fixed stock option or employee stock purchase rights plans.  Had compensation cost for the Company’s three stock based compensation and employee stock purchase rights plans been determined consistent with Statement of Financial Accounting Standard (SFAS) No. 123, the Company’s net earnings, basic earnings per share and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	2004	2003	2002
Net earnings - as reported	$156,126	121,952	112,529
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27,134)	(23,552)	(19,567)
Net earnings - pro forma	$128,992	98,400	92,962

Basic earnings per share — as reported	$1.47	1.16	1.08
Basic earnings per share — pro forma	$1.21	.94	.89

Diluted earnings per share — as reported	$1.41	1.12	1.03
Diluted earnings per share — pro forma	$1.17	.91	.87

See Note 5C. for information on the assumptions used to estimate the fair value of option grants.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period beginning after June 15, 2005. The Company is evaluating the requirements of SFAS No. 123R and expects the adoption of SFAS No. 123R will have a material impact on the consolidated results of operations, earnings per share and consolidated statement of cash flows.  See Note 1 O. for further discussion of SFAS No. 123R.

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

The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure.  Accordingly, the Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world.  Such hedging activity during 2004, 2003, and 2002 was insignificant.  Net foreign currency gains realized during 2004, 2003 and 2002 were $86, $588 and $70, respectively.  The Company had no foreign currency derivatives outstanding at December 31, 2004 and 2003.

K.            Comprehensive Income

Comprehensive income consists of net earnings and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles in the United States, are excluded from net earnings.  For the Company, these consist of foreign currency translation gains and losses and unrealized gains and losses on securities, net of related income tax effects.

Accumulated other comprehensive income consists of the following:

Years ended December 31,	2004	2003
(in thousands)

Foreign currency translation adjustments	$11,231	1,325
Unrealized gain on securities	455	418
	$11,686	1,743

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

N.            Reclassification

Certain prior year amounts have been reclassified to conform with the 2004 presentation.

O.            New Accounting Pronouncements

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

The Company’s variable interest entities are primarily comprised of its exclusive agent in Taiwan, which conducts the Company’s logistics business in that area.  As of and for the year ended December 31, 2004, the aggregate total revenues, net revenues and total identifiable assets of the Company’s variable interest entities were less than 10% of the Company’s respective consolidated amounts.  The Company’s maximum exposure to loss as a result of its involvement with its variable interest entities is estimated at $8,000 as of December 31, 2004.  Effective January 1, 2005, the Company established a new wholly owned subsidiary in Taiwan and ceased active operations within the variable interest entity.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, and employee stock purchase plans to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period beginning after June 15, 2005, with early adoption encouraged.  In addition, SFAS No. 123R will cause unrecognized expense (based on the amount in the Company’s pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period.  The Company is required to adopt SFAS No. 123R in the third quarter of 2005, beginning July 1, 2005.  Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  The transition alternatives include prospective and retrospective adoption methods.  Under the retrospective methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options and share awards as of the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated.  The company is evaluating the requirements of SFAS No. 123R and expects the adoption of SFAS No. 123R will have a material impact on the consolidated results of operations, earnings per share and consolidated statement of cash flows.  The Company has not determined the method of adoption or the effect of adopting SFAS No. 123R.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability.  The Jobs Act was enacted on October 22, 2004.  The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.  FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.  The deduction is subject to a number of limitations and uncertainty remains as to how to interpret certain provisions in the Act.  As such, the Company is not yet in a position to determine to what extent the Company will repatriate foreign earnings that have not yet been remitted to the U.S. and, as provided for in FSP No. 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.  The Company will complete its evaluation and quantification in 2005.  Since the Company has provided U.S. taxes on all unremitted foreign earnings, the repatriation of foreign earnings in accordance with the repatriations provisions of the Jobs Act would result in a reduction of the Company’s tax expense and deferred tax liability.

NOTE 2.                 OTHER ASSETS

During the second quarter of 2004, the Company evaluated the recoverability of certain other assets and determined that an impairment had occurred.  Accordingly, a $2,000 loss was recorded as an operating expense in 2004.  No impairment loss occurred in 2003.

NOTE 3.                 CREDIT ARRANGEMENTS

The Company has a $50,000 United States bank line of credit extending through July 1, 2005.  Borrowings under the line bear interest at LIBOR + .75% (3.15% at December 31, 2004) and are unsecured.  As of December 31, 2004, the entire $50,000 was available and the Company had no borrowings under this line.

The majority of the Company’s foreign subsidiaries maintain bank lines of credit for short-term working capital purposes.  These credit lines are supported by standby letters of credit issued by a United States bank, or guarantees issued by the Company to the foreign banks issuing the credit line.  Lines of credit totaling $13,545 and $14,866 at December 31, 2004 and 2003, respectively, bear interest at rates up to 4% over the foreign banks’ equivalent prime rates.  At December 31, 2004 and 2003, the Company was liable for $2,250 and $217, respectively, of borrowings under these lines, and at December 31, 2004 was contingently liable for approximately $82,644 under outstanding standby letters of credit and guarantees related to these lines of credit and other obligations.

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

At December 31, 2004, the Company was in compliance with all restrictive covenants of these credit lines and the associated credit facilities, including maintenance of certain minimum asset, working capital and equity balances and ratios.

NOTE 4.                 INCOME TAXES

Income tax expense for 2004, 2003, and 2002 includes the following components:

	Federal	State	Foreign	Total
2004
Current	$2,232	680	46,533	49,445
Deferred	36,096	2,874	—	38,970
	$38,328	3,554	46,533	88,415
2003
Current	$24,403	3,543	39,384	67,330
Deferred	3,365	447	—	3,812
	$27,768	3,990	39,384	71,142
2002
Current	$18,937	3,120	38,133	60,190
Deferred	4,067	1,204	—	5,271
	$23,004	4,324	38,133	65,461

Income tax expense differs from amounts computed by applying the U.S. Federal income tax rate of 35% to earnings before income taxes and minority interest as a result of the following:

	2004	2003	2002
Computed “expected” tax expense	$87,353	68,475	62,724
Increase (reduction) in income taxes resulting from:
State income taxes, net of Federal income tax benefit	2,310	2,593	2,810
Decrease in valuation allowance for deferred tax assets	—	—	(1)
Other, net	(1,248)	74	(72)
	$88,415	71,142	65,461

The components of earnings before income taxes and minority interest are as follows:

	2004	2003	2002
United States	$67,148	63,832	46,054
Foreign	182,432	131,810	133,156
	$249,580	195,642	179,210

The tax effects of temporary differences, tax credits and operating loss carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are as follows:

Years ended December 31,	2004	2003
Deferred Tax Assets:
Accrued third party charges, deductible for taxes upon economic performance (i.e. actual payment)	$2,502	3,021
Provision for doubtful accounts receivable	2,655	2,539
Excess of financial statement over tax depreciation	4,310	4,464
Other	1,171	1,322
Total gross deferred tax assets	10,638	11,346

Deferred Tax Liabilities:
Unremitted foreign earnings, net of related foreign tax credits	(35,370)	(15,902)
Foreign currency translation adjustment	(6,047)	(480)
Other	(451)	(339)

Total gross deferred tax liabilities	$(41,868)	(16,721)
Net deferred tax liabilities	$(31,230)	(5,375)
Current deferred tax liabilities (assets)	$6,369	(3,593)
Noncurrent deferred tax liabilities	$(24,861)	(8,968)

In the fourth quarter of 2003, the Company recorded additional tax expense of $9,500 in order to provide full U.S. taxation on approximately $41,900 foreign earnings accumulated through December 31, 1992, for which U.S. income taxes had not previously been provided. Income taxes had not previously been provided on these earnings as a result of the Company’s previous intent to reinvest such earnings indefinitely or to distribute them in a manner in which no significant additional taxes would be incurred.  The Company’s decision to provide U.S. taxes on all unremitted foreign earnings was made based upon the desire to be able to deploy capital globally without concern for the impact of associated U.S. tax obligations that might be incurred as a result of the repatriation of those earnings.  Also, during the fourth quarter of 2003, the Company eliminated $8,000 of certain taxes which the Company had previously expected to pay.  Upon analysis of the state tax implications of the Company’s pattern of remitting foreign earnings, the Company determined that these taxes were not owed.

In October 2004, the President signed the Jobs Act into law. The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret certain provisions in the Act.  As such, the Company is not yet in a position to determine to what extent the Company will repatriate foreign earnings that have not yet been remitted to the U.S.  As provided for in FSP No. 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.  The Company will complete its evaluation and quantification in 2005.

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

B.            Stock Repurchase Plans

The Company has a Non-Discretionary Stock Repurchase Plan under which management is authorized to repurchase up to 10,000,000 shares of the Company’s common stock in the open market with the proceeds received from the exercise of Employee and Director Stock Options.  As of December 31, 2004, the Company had repurchased and retired 6,427,715 shares of common stock at an average price of $17.72 per share over the period from 1994 through 2004.

In November 2001, the Board of Directors expanded the Company’s Discretionary Stock Repurchase Plan to allow for the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 100,000,000 shares of common stock.  As of December 31, 2004, no further shares had been repurchased under the amended discretionary plan.

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

Details regarding the plans are as follows:

	Unoptioned Shares			Outstanding Options
	1985 Plan	1997 Plan	Directors’ Plan	Number of shares	Weighted average price per share
Balance at December 31, 2001	103,456	5,189,150	384,000	10,668,524	$13.89
Options granted	(100,000)	(2,515,050)	(64,000)	2,679,050	$28.61
Options exercised	—	—	—	(1,222,608)	$6.71
Options canceled	—	225,850	—	(225,850)	$21.32
Balance at December 31, 2002	3,456	2,899,950	320,000	11,899,116	$17.80

Options granted	—	(1,846,500)	(64,000)	1,910,500	$36.53
Options exercised	—	—	—	(965,636)	$9.95
Options canceled	—	248,500	—	(248,500)	$27.30
Balance at December 31, 2003	3,456	1,301,950	256,000	12,595,480	$21.05

Options granted	—	(1,069,825)	(64,000)	1,133,825	$42.02
Options exercised	—	—	—	(1,786,886)	$9.59
Options canceled	—	244,675	—	(244,675)	$30.65
Balance at December 31, 2004	3,456	476,800	192,000	11,697,744	$24.64

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

	2004	2003	2002
Dividend yield	.54%	.47%	.41%
Volatility	46%	48%	49%
Risk-free interest rates	2.1 – 4.7%	1.1 – 3.6%	2.0 – 5.2%
Expected life (years) — stock option plans	6.6 – 9.2	6.8 – 9.2	4.9 – 8.4
Expected life (years) — stock purchase rights plan	1	1	1
Weighted average fair value of stock options granted during the year	$21.30	18.64	13.45
Weighted average fair value of stock purchase rights	$12.34	8.93	7.88

The following table summarizes information about fixed-price stock options outstanding at December 31, 2004:

Range of exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$2.82 – 14.63	2,012,901	2.4 years	$7.55	2,012,901	$7.55
$16.04 – 18.95	2,361,293	4.9 years	$17.59	1,983,267	$17.34
$20.69 – 24.86	1,904,375	6.3 years	$24.72	896,450	$24.56
$26.85 – 28.95	2,440,350	7.3 years	$28.59	66,600	$28.89
$31.93 – 46.88	2,978,825	8.6 years	$38.47	192,500	$37.90
$2.82 – 46.88	11,697,744	6.1 years	$24.64	5,151,718	$15.69

The number of stock options exercisable at December 31, 2003 and 2002, were respectively, 5,044,030, at a weighted average price of $10.97 per share, and 4,338,466, at a weighted average exercise price of $8.40 per share.

D.            Basic and Diluted Earnings Per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share in 2004, 2003 and 2002.

	Net earnings	Weighted average shares	Earnings per share
2004

Basic earnings per share	$156,126	106,384,151	$1.47
Effect of dilutive potential common shares	—	4,433,848	—
Diluted earnings per share	$156,126	110,817,999	$1.41

2003

Basic earnings per share	$121,952	104,733,442	$1.16
Effect of dilutive potential common shares	—	4,268,101	—
Diluted earnings per share	$121,952	109,001,543	$1.12

2002

Basic earnings per share	$112,529	103,892,827	$1.08
Effect of dilutive potential common shares	—	4,988,542	—
Diluted earnings per share	$112,529	108,881,369	$1.03

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

Years ended December 31,	2004	2003	2002

Shares	64,000	1,797,750	76,600

E.             Stock Purchase Plan

In May 2002, the shareholders approved the Company’s 2002 Employee Stock Purchase Plan (“2002 Plan”), which became effective August 1, 2002 upon the expiration of the 1988 Employee Stock Purchase Plan (“1988 Plan”) on July 31, 2002.  The Company’s 2002 Plan provides for 2,152,726 shares of the Company’s common stock, including 152,726 remaining shares transferred from the 1988 Plan, to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year.  The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of (1) 85% of the fair market value of the Company’s stock on July 31 or (2) 85% of the fair market value of the Company’s stock on the preceding August 1.  At December 31, 2004, an aggregate of 848,398 shares had been issued under the 2002 Plan, and $7,343 had been withheld in connection with the plan year ending July 31, 2005.

NOTE 6.         FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, other than cash, consist primarily of cash equivalents, short-term investments, accounts receivable, short-term debt, accounts payable and accrued expenses.  The fair values of these financial instruments approximate their carrying amounts based upon market interest rates or their short-term nature.

NOTE 7.         COMMITMENTS

A.            Leases

The Company occupies office and warehouse facilities under terms of operating leases expiring up to 2014.  Total rent expense for 2004, 2003 and 2002 was $33,197, $31,206 and $28,147, respectively.  At December 31, 2004, future minimum annual lease payments under all leases are as follows:

2005	$35,955
2006	25,610
2007	22,255
2008	16,410
2009	7,005
Thereafter	8,343
$115,578

B.            Unconditional Purchase Obligations

The Company enters into short-term agreements with asset-based providers reserving space on a guaranteed basis.  The pricing of these obligations varies to some degree with market conditions.  The Company only enters into agreements that management believes the Company can fulfill with relative ease.  Historically, the Company has not paid for guaranteed space that it has not used.  Management believes, in line with historical experience, committed purchase obligations outstanding as of December 31, 2004 of $195,496, will be fulfilled during 2005 in the Company’s ordinary course of business.

C.            Employee Benefits

The Company has employee savings plans under which the Company provides a discretionary matching contribution.   In 2004, 2003, and 2002, the Company’s contributions under the plans were $4,383, $3,977, and $3,292, respectively.

NOTE 8.         CONTINGENCIES

The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management’s opinion, will have a significant affect on the Company’s financial condition.

NOTE 9.         BUSINESS SEGMENT INFORMATION

Financial information regarding the Company’s 2004, 2003, and 2002 operations by geographic area are as follows:

	United States	Other North America	Far East	Europe	Australia/ New Zealand	Latin America	Middle East	Eliminations	Consolidated
2004
Revenues from unaffiliated customers	$628,093	77,696	1,880,135	492,651	44,042	52,347	142,535	—	3,317,499
Transfers between geographic areas	69,695	4,288	11,096	18,921	5,262	6,188	6,373	(121,823)	—
Total revenues	$697,788	81,984	1,891,231	511,572	49,304	58,535	148,908	(121,823)	3,317,499

Net revenues	$362,961	42,954	252,189	164,132	25,583	21,274	37,144	—	906,237
Operating income	$63,589	10,828	118,395	29,026	6,242	4,298	8,667	—	241,045
Identifiable assets at year end	$642,930	47,594	279,840	304,701	22,361	21,711	40,667	4,249	1,364,053
Capital expenditures	$34,856	2,150	11,153	13,445	845	1,744	2,051	—	66,244
Depreciation and amortization	$13,539	1,211	4,044	5,099	665	770	1,375	—	26,703
Equity	$873,767	20,035	205,387	90,053	13,131	6,647	19,049	(420,665)	807,404

2003
Revenues from unaffiliated customers	$519,488	65,843	1,446,760	406,186	32,077	37,495	117,092	—	2,624,941
Transfers between geographic areas	41,714	2,352	7,147	11,715	3,876	4,288	3,576	(74,668)	—
Total revenues	$561,202	68,195	1,453,907	417,901	35,953	41,783	120,668	(74,668)	2,624,941

Net revenues	$309,980	35,912	203,969	137,117	18,985	14,801	29,746	—	750,510
Operating income	$55,623	8,364	87,313	22,512	3,988	2,073	6,889	—	186,762
Identifiable assets at year end	$537,679	32,478	162,991	239,068	17,793	20,492	29,350	4,227	1,044,078
Capital expenditures	$9,322	1,017	3,510	3,371	324	1,899	1,302	—	20,745
Depreciation and amortization	$12,879	1,248	3,146	4,892	667	608	952	—	24,392
Equity	$682,585	12,931	120,714	63,619	11,945	3,521	14,049	(263,863)	645,501

2002
Revenues from unaffiliated customers	$469,928	60,629	1,294,107	314,582	23,534	29,475	104,648	—	2,296,903
Transfers between geographic areas	30,032	2,066	6,090	9,398	4,041	3,568	2,824	(58,019)	—
Total revenues	$499,960	62,695	1,300,197	323,980	27,575	33,043	107,472	(58,019)	2,296,903

Net revenues	$279,639	32,311	204,299	112,136	15,103	12,246	26,479	—	682,213
Operating income	$40,981	7,967	90,917	18,215	3,521	2,015	7,393	—	171,009
Identifiable assets at year end	$450,259	25,598	144,877	210,849	14,553	8,540	25,272	—	879,948
Capital expenditures	$14,005	1,056	2,917	60,701	1,057	208	1,483	—	81,427
Depreciation and amortization	$12,406	1,349	2,796	4,079	571	553	971	—	22,725
Equity	$535,590	9,774	112,199	41,604	10,049	1,231	9,958	(196,593)	523,812

The Company charges its subsidiaries and affiliates for services rendered in the United States on a cost recovery basis.

No single country outside the United States represented more than 10% of the Company’s total revenue, net revenue or total identifiable assets in any period presented except as noted in the table below.

	2004	2003	2002
Total revenues:
Hong Kong	16%	16%	17%
People’s Republic of China	18%	16%	— *

Net revenues:
Hong Kong	10%	10%	11%
People’s Republic of China	10%	— *	— *

Total identifiable assets:
United Kingdom	— *	10%	12%

*Represents less than 10% in the period presented.

NOTE 10.               QUARTERLY RESULTS (UNAUDITED)

	1st	2nd	3rd	4th
2004
Revenues	$686,850	798,666	897,188	934,795
Net revenues	202,496	222,223	240,358	241,160
Net earnings	31,844	37,612	43,107	43,563
Basic earnings per share	.30	.36	.41	.41
Diluted earnings per share	.29	.34	.39	.39

2003
Revenues	$556,346	625,713	711,469	731,413
Net revenues	170,026	178,261	196,849	205,374
Net earnings	25,119	27,910	32,558	36,365
Basic earnings per share	.24	.27	.31	.35
Diluted earnings per share	.23	.26	.30	.33

Net revenues are determined by deducting freight consolidation costs from total revenues.  The sum of quarterly per share data may not equal the per share total reported for the year.

The fourth quarter 2003 results include a $.03 per share increase in operating income as a result of the elimination of accruals for inter-company differences made unnecessary by enhancements in the Company’s inter-company automated clearinghouse technology implemented in the beginning of the fourth quarter of 2003.  In addition, the results also include a net $.02 per share increase in additional tax expense ($9,500) as a result of the Company’s decision to provide full U.S. taxation on all unremitted foreign earnings and to eliminate certain tax expense ($8,000) which the Company has analyzed and determined will not ultimately be paid out.

SCHEDULE II

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Other	Deductions write-offs	Balance at end of year
		(in thousands)
Allowance for doubtful accounts receivable

2004	$11,978	$2,355	$—	$1,491	$12,842

2003	$12,135	$380	$—	$537	$11,978

2002	$10,410	$2,382	$—	$657	$12,135

S-1

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

ANNUAL REPORT

ON

FORM 10-K

FOR FISCAL YEAR ENDED

DECEMBER 31, 2004

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description

10.44

Second Amendment to Credit Agreement between the Company and Wells Fargo Bank, National Association dated July 1, 2004 with respect to the Company’s $50,000,000 unsecured line of credit together with a Revolving Line of Credit Note due July 1, 2005.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.