Form 10-Q
period 2005-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2005-05-10
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

                At May 4, 2005, the number of shares outstanding of the issuer’s Common Stock was 106,644,752.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share data)

(Unaudited)

	March 31, 2005	December 31, 2004
Assets

Current assets:
Cash and cash equivalents	$457,390	$408,983
Short-term investments	749	109
Accounts receivable, less allowance for doubtful accounts of $12,586 at March 31, 2005 and $12,842 at December 31, 2004	568,468	614,044
Other current assets	20,475	22,724

Total current assets	1,047,082	1,045,860

Property and equipment, less accumulated depreciation and amortization of $152,471 at March 31, 2005 and $150,766 at December 31, 2004	306,003	287,379
Goodwill, less accumulated amortization of $765 at March 31, 2005 and December 31, 2004	7,774	7,774
Other intangibles, net	10,319	10,839
Other assets, net	14,210	12,201

	$1,385,388	$1,364,053

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term debt	—	2,250
Accounts payable	402,210	410,251
Accrued expenses, primarily salaries and related costs	88,892	84,778
Deferred Federal and state income taxes	7,043	6,369
Federal, state and foreign income taxes	20,700	20,668

Total current liabilities	518,845	524,316

Deferred Federal and state income taxes	26,291	24,861

Minority interest	8,309	7,472

Shareholders’ equity:
Preferred stock, par value $.01 per share.
Authorized 2,000,000 shares; none issued	—	—

Common stock, par value $.01 per share.
Authorized 320,000,000 shares; issued and outstanding 106,618,156 shares at March 31, 2005, and 106,643,953 shares at December 31, 2004	1,066	1,066
Additional paid-in capital	35,462	44,678
Retained earnings	787,718	749,974
Accumulated other comprehensive income	7,697	11,686

Total shareholders’ equity	831,943	807,404

Commitments and contingencies

	$1,385,388	$1,364,053

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings
(In thousands, except share data)

(Unaudited)

	Three months ended March 31,
	2005	2004

Revenues:
Airfreight	$372,885	$324,859
Ocean freight and ocean services	297,144	233,046
Customs brokerage and other services	155,135	128,945

Total revenues	825,164	686,850

Operating expenses:
Airfreight consolidation	284,438	246,652
Ocean freight consolidation	243,970	186,819
Customs brokerage and other services	66,073	50,883
Salaries and related costs	124,554	111,041
Rent and occupancy costs	13,748	12,751
Depreciation and amortization	7,339	6,259
Selling and promotion	7,546	6,510
Other	19,939	17,127

Total operating expenses	767,607	638,042

Operating income	57,557	48,808

Interest expense	(29)	(5)
Interest income	2,147	1,006
Other, net	1,196	1,157

Other income, net	3,314	2,158

Earnings before income taxes and minority interest	60,871	50,966
Income tax expense	22,074	18,160

Net earnings before minority interest	38,797	32,806

Minority interest	(1,053)	(962)

Net earnings	37,744	31,844

Basic earnings per share	$.35	$.30

Diluted earnings per share	$.34	$.29

Weighted average basic shares outstanding	106,728,418	105,131,114

Weighted average diluted shares outstanding	112,151,805	109,613,044

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three months ended March 31,
	2005	2004
Operating activities:
Net earnings	$37,744	$31,844
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	36	682
Deferred income tax expense	4,259	4,847
Tax benefits from employee stock plans	2,936	1,922
Depreciation and amortization	7,339	6,259
Loss (gain) on sale of property and equipment	(19)	13
Other	(927)	729
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	43,670	(12,578)
Decrease in other current assets	2,793	723
Increase in minority interest	837	962
Increase (decrease) in accounts payable and other current liabilities	(2,958)	40,572

Net cash provided by operating activities	95,710	75,975

Investing activities:
Decrease (increase) in short-term investments	(643)	31
Purchase of property and equipment	(29,017)	(8,638)
Proceeds from sale of property and equipment	142	52
Other	(666)	(681)

Net cash used in investing activities	(30,184)	(9,236)

Financing activities:
Repayments of short-term debt, net	(2,173)	(215)
Proceeds from issuance of common stock	2,375	1,427
Repurchases of common stock	(14,527)	(1,537)

Net cash used in financing activities	(14,325)	(325)

Effect of exchange rate changes on cash	(2,794)	2,080

Increase in cash and cash equivalents	48,407	68,494
Cash and cash equivalents at beginning of period	408,983	295,832
Cash and cash equivalents at end of period	$457,390	$364,326

Interest and taxes paid:
Interest	$20	$10
Income taxes	10,116	8,465

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

Note 1.  Summary of Significant Accounting Policies

                        The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about March 16, 2005.

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

	Three Months Ended March 31,
	2005	2004
Net earnings - as reported	$37,744	31,844
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,510)	(5,967)
Net earnings - pro forma	$31,234	25,877

Basic earnings per share — as reported	$.35	.30
Basic earnings per share — pro forma	$.29	.25

Diluted earnings per share — as reported	$.34	.29
Diluted earnings per share — pro forma	$.28	.24

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans, to be recognized in the financial statements based on their fair values.  The Company is required to adopt SFAS No. 123R in the first quarter of 2006.  The Company is evaluating the requirements of SFAS No. 123R and expects the adoption of SFAS No. 123R will have a material impact on the consolidated results of operations, earnings per share and consolidated statement of cash flows.

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

The components of total comprehensive income for interim periods are presented in the following table:

	Three months ended March 31,
	2005	2004
Net earnings	$37,744	$31,844

Foreign currency translation adjustments net of tax of: $2,127 and $(1,241)	(3,951)	2,306
Unrealized loss on securities net of tax of $27 and $17	(38)	(32)

Total comprehensive income	$33,755	$34,118

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

                Financial information regarding the Company’s operations by geographic area for the three months ended March 31, 2005 and 2004 are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	FAR EAST	EUROPE	AUSTRALIA / NEW ZEALAND	LATIN AMERICA	MIDDLE EAST	ELIMI-NATIONS	CONSOLI-DATED
Three months ended March 31, 2005:

Revenues from unaffiliated customers	$168,671	20,209	442,013	126,840	11,740	13,104	42,587	—	825,164
Transfers between geographic areas	16,394	1,169	2,722	5,415	1,222	1,559	1,857	(30,338)	—

Total revenues	$185,065	21,378	444,735	132,255	12,962	14,663	44,444	(30,338)	825,164

Net revenues	$94,069	11,356	60,657	42,170	6,715	5,658	10,058	—	230,683
Operating income	$18,288	2,236	27,635	5,387	1,658	953	1,400	—	57,557
Identifiable assets at quarter end	$653,209	46,554	302,033	288,449	24,603	21,591	43,332	5,617	1,385,388
Capital expenditures	$25,972	305	1,076	1,210	68	191	195	—	29,017
Depreciation and amortization	$3,509	367	1,170	1,513	154	261	365	—	7,339
Equity	$897,165	18,920	226,108	88,662	14,147	7,026	19,511	(439,596)	831,943

Three months ended March 31, 2004:

Revenues from unaffiliated customers	$136,556	17,132	367,660	112,229	9,818	11,577	31,878	—	686,850
Transfers between geographic areas	14,496	805	2,356	4,008	1,109	1,580	1,338	(25,692)	—

Total revenues	$151,052	17,937	370,016	116,237	10,927	13,157	33,216	(25,692)	686,850

Net revenues	$80,863	9,555	55,713	37,707	5,655	4,882	8,121	—	202,496
Operating income	$13,193	1,990	24,665	5,567	1,235	673	1,485	—	48,808
Identifiable assets at quarter end	$567,459	35,353	192,442	250,360	19,733	18,675	32,117	5,913	1,122,052
Capital expenditures	$3,125	505	1,984	2,156	110	166	592	—	8,638
Depreciation and amortization	$3,309	283	846	1,214	149	175	283	—	6,259
Equity	$726,342	13,364	138,746	67,794	13,035	3,864	14,809	(296,523)	681,431

Note 4.  Basic and Diluted Earnings per Share

                The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,

(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2005

Basic earnings per share	$37,744	106,728,418	$.35
Effect of dilutive potential common shares	—	5,423,387	—

Diluted earnings per share	$37,744	112,151,805	$.34

2004

Basic earnings per share	$31,844	105,131,114	$.30
Effect of dilutive potential common shares	—	4,481,930	—

Diluted earnings per share	$31,844	109,613,044	$.29

There were no antidilutive shares for the three months ended March 31, 2005 and 2004.

Note 5.  Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period of the Company's first fiscal year beginning after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense related to unvested options granted prior to the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The Company is required to adopt SFAS No. 123R in the first quarter of 2006, beginning January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retrospective adoption methods. Under the retrospective methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards as of the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects the adoption of SFAS No. 123R will have a material impact on the consolidated results of operations, earnings per share and consolidated statement of cash flows. The Company has not determined the method of adoption or the effect of adopting SFAS No. 123R.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability.  The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret certain provisions in the Act. As such, the Company is not yet in a position to determine to what extent the Company will repatriate foreign earnings that have not yet been remitted to the U.S. and, as provided for in FSP No. 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. The Company will complete its evaluation and quantification in 2005. Since the Company has provided U.S. taxes on all unremitted foreign earnings, the repatriation of foreign earnings in accordance with the repatriation provisions of the Jobs Act would result in a reduction of the Company’s tax expense and deferred tax liability.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES LITIGATION
                REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

                Certain portions of this report on Form 10-Q including the section entitled “Currency and Other Risk Factors” and “Liquidity and Capital Resources” contain forward-looking statements, which must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements.  In addition to risk factors identified elsewhere in this report, attention should be given to the factors identified and discussed in the report on Form 10-K filed on or about March 16, 2005.

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

In terms of the opportunities, challenges and risks that management is focused on in 2005, the Company operates in 57 countries throughout the world in the competitive global logistics industry and Company activities are tied directly to the global economy.  From the inception of the Company, management has believed that the elements required for a successful global service organization can only be assured through recruiting, training, and ultimately retaining superior personnel.  The Company’s greatest challenge is now and always has been perpetuating a consistent global culture which demands:

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

Results of Operations

                The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three-month periods ended March 31, 2005 and 2004, expressed as percentages of net revenues.  Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this Quarterly Report.

	Three months ended March 31,
	2005		2004
	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)

Net Revenues:
Airfreight	$88,447	38%	$78,207	39%
Ocean freight and ocean services	53,174	23	46,227	23
Customs brokerage and other services	89,062	39	78,062	38

Net revenues	230,683	100	202,496	100

Operating expenses:
Salaries and related costs	124,554	54	111,041	55
Other	48,572	21	42,647	21

Total operating expenses	173,126	75	153,688	76

Operating income	57,557	25	48,808	24
Other income, net	3,314	1	2,158	1

Earnings before income taxes and minority interest	60,871	26	50,966	25
Income tax expense	22,074	10	18,160	9

Net earnings before minority interest	38,797	16	32,806	16
Minority interest	(1,053)	—	(962)	—

Net earnings	$37,744	16%	$31,844	16%

                Airfreight net revenues increased 13% for the three-month period ended March 31, 2005, as compared with the same period for 2004.  The increase in airfreight net revenues was due primarily to an increase in airfreight tonnages handled by the Company during the first quarter of 2005 as compared with the same period of 2004.

                Ocean freight volumes, measured in terms of forty-foot container equivalent units (FEUs), increased 28% in the first quarter 2005 as compared with the same period for 2004 while ocean freight and ocean services net revenues increased only 15% during the same period. The difference in these two growth rates is a result of a 194 basis point decline in ocean freight yields caused primarily by a reduction in pricing for certain fee based services.

The Company continued its focus of offering competitive rates to customers at the retail level, while leveraging freight volumes to obtain favorable rates from carriers at the wholesale level.  The Company’s North American ocean freight net revenues increased 15% in the first quarter of 2005 as compared with the same period for 2004. This increase was a result of the Company handling more ocean shipments moving to and from North America and the Far East.  Ocean freight net revenues for the Far East and for Europe increased 11% and 22%, respectively, for the three months ended March 31, 2005, as compared with the same period for 2004.

                Customs brokerage and other services net revenues increased 14% for the three-month period ended March 31, 2005, as compared with the same period for 2004.  This is a result of the Company’s growing reputation for providing high quality service and consolidation within the customs brokerage market as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program.  In addition, increased emphasis on regulatory compliance has benefited the Company’s customs brokerage offerings.

                Salaries and related costs increased 12% during the three-month period ended March 31, 2005, as compared with the same period in 2004 as a result of (1) the Company’s increased, albeit limited, hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels.  Salaries and related costs as a percentage of net revenues decreased 84 basis points for the three-month period ended March 31, 2005, as compared with the same period in 2004.  The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the growth in revenues, net revenues and net earnings for the three-month period ended March 31, 2005 are a result of the incentives inherent in the Company’s compensation program.

                This trend may not continue in future years with the adoption of SFAS 123R, which requires the expensing of the fair value of employee stock options, effective in the first quarter of 2006.  When SFAS No. 123R becomes effective, a significant non-cash fixed compensation expense will be added to salaries and related costs.  The inclusion of this fixed expense will increase salaries and related costs as a percentage of net revenue above historical levels.

                Other operating expenses increased 14% for the three-month period ended March 31, 2005, as compared with the same period in 2004 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company’s growing operations. Other operating expenses as a percentage of net revenues remained constant for the three-month period ended March 31, 2005, as compared with the same period in 2004.

                Other income, net, increased 54% for the three-month period ended March 31, 2005, as compared with the same period in 2004.  Due to higher interest rates on higher average cash balances and short-term investments during the first quarter of 2005, interest income increased by $1.1 million.  Net foreign currency gains in the first quarter of 2005 increased $247 as compared with the same period in 2004.  Rental income, net of applicable depreciation, of $607 for the three months ended March 31, 2005 and $888 for the three months ended March 31, 2004, is included in other income.  The rental income is derived from two of the Company’s properties, one located near Heathrow airport in London, England and an office and warehouse facility near the San Francisco, California International Airport.  In conjunction with the scheduled remodeling of the San Francisco, California office and warehouse facility, rental income from that property ceased at the end of the first quarter of 2004.

                The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate during the three-month period ended March 31, 2005, of 36.3% increased when compared with the 35.6% rate in the same period in 2004.  The higher tax rate in the first quarter of 2005 is the result of the increased state tax expense caused by a decrease in the taxable income sourced outside the U.S.  If the Company adopts a plan under Internal Revenue Code (IRC) 965 the Company’s 2005 tax rate will be lower than prior years.  This lower tax rate will only affect 2005.

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

                The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. Dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents.  The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely or the short-term financial outlook is such that hedging is the way to avoid short-term exchange losses.  Any such hedging activity during the three months ended March 31, 2005 and 2004 was insignificant.  The Company had approximately $458 and $211 in foreign exchange gains on a net basis for the three months ended March 31, 2005 and 2004, respectively.  The Company had no foreign currency derivatives outstanding at March 31, 2005 and 2004.

Sources of Growth

                During the first quarter of 2005, the Company opened five full-service offices (•) and two satellite offices (+), as follows:

Far East	Europe	Latin America	North America	Middle East
• Dongguan, PRC	• Warsaw, Poland	• Porto Alegre, Brazil	• Monterrey, Mexico	+ Tiruppur, India
• Nanjing, PRC	+ Malmoe, Sweden

                Of these offices, the office in Warsaw, Poland was the result of the Company’s acquisition of the business and operating assets of its non-exclusive agent.  All other office openings were startups.

                Acquisitions

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

                Internal Growth

                Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year.   The table below presents “same store” comparisons for the first quarter of 2005 (which is the measure of any increase from the same period of 2004) and for the first quarter of 2004 (which measures growth over 2003).

	For the three months ended March 31,
	2005	2004

Net revenue	13%	18%
Operating income	18%	30%

Liquidity and Capital Resources

                The Company’s principal source of liquidity is cash generated from operating activities.  Net cash provided by operating activities for the three months ended March 31, 2005, was approximately $96 million, as compared with $76 million for the same period of 2004.  This $20 million increase is principally due to increased collections of accounts receivable offset by decreased accounts payable, accrued expenses and taxes payable.  Business volumes were more evenly distributed throughout the first quarter of 2005 compared with the same period of 2004, where a significant portion of the business occurred in the month of March.  As a result of this large spike in volume in 2004, a much higher percentage of accounts receivable was not due for collection at March 31, 2004.  Also, the accounts payable related to the end of quarter spike was not due for payment.

                The Company’s business is subject to seasonal fluctuations.  Cash flow fluctuates as a result of this seasonality.  Historically, the first quarter shows an excess of customer collections over customer billings.  This results in positive cash flow.  The increased activity associated with peak season (typically commencing late second or early third quarter) causes an excess of customer billings over customer collections.  In the past, the Company has utilized short-term borrowings to satisfy normal operating expenditures when temporary cash outflows exceed cash inflows.  These short-term borrowings have been repaid when the trend reverses and customer collections exceed customer billings.  During the three months ended March 31, 2005, short-term borrowings were not required.

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

            Cash used in investing activities for the three months ended March 31, 2005, was $30 million, as compared with $9 million during the same period of 2004.  The largest use of cash in investing activities is cash paid for capital expenditures.  As a non-asset based provider of integrated logistics services, the Company does not own any physical means of transportation (i.e., airplanes, ships, trucks, etc.). However, the Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. The Company routinely invests in technology, office furniture and equipment and leasehold improvements.  In the first quarter of 2005, the Company made capital expenditures of $29 million as compared with $9 million for the same period in 2004.  Capital expenditures in the first quarter of 2005 included $21 million for the acquisition of real estate and an office facility in Seattle, Washington.  Other capital expenditures in the first quarter of 2005 and 2004 related primarily to investments in technology and office furniture and equipment.  The Company currently expects to spend approximately $30 million for normal capital expenditures in 2005. In addition to property and equipment, normal capital expenditures include leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures.  Total capital expenditures in 2005 are expected to exceed $100 million if the Company adopts a plan calling for capital expenditures to meet the investment requirements of IRC 965.  The Company expects to finance capital expenditures in 2005, with cash.

                Cash used in financing activities during the first quarter of 2005 was $14 million as compared with $325 during the first quarter of 2004.  The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market.  The differences shown at the end of the first quarter of 2005 and 2004 between proceeds from the issuance of common stock and the amounts paid to repurchase common stock represent a timing difference in the receipt of proceeds and the subsequent repurchase of outstanding shares.

                At March 31, 2005, working capital was $528 million, including cash and short-term investments of $458 million.  The Company had no long-term debt at March 31, 2005.  While the nature of its business does not require an extensive investment in property and equipment, the Company cannot eliminate the possibility that it could acquire an equity interest in property in certain geographic locations.

                The Company maintains international and domestic unsecured bank lines of credit.   At March 31, 2005, the U.S. facility totaled $50 million and international bank lines of credit totaled $11 million.  In addition, the Company maintains bank facilities with its U.K. banks for $23 million.  At March 31, 2005, the Company had no amounts outstanding on these lines of credit but was contingently liable for $61 million from standby letters of credit and guarantees related to these lines of credit and other obligations.  The guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

                Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

                In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At March 31, 2005, cash and cash equivalent balances of $267 million were held by the Company’s non-U.S. subsidiaries, of which $17 million was held in banks in the United States.

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

                Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% weakening of the U.S. Dollar, throughout the three months ended March 31, 2005, would have had the effect of raising operating income approximately $4 million.  An average 10% strengthening of the U.S. Dollar, for the same period, would have had the effect of reducing operating income approximately $3 million.

                The Company has approximately $5 million of net unsettled intercompany transactions at any one point in time.  The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely.  Any such hedging activity during the three months ended March 31, 2005, was insignificant. The Company had no foreign currency derivatives outstanding at March 31, 2005 and 2004.  The Company follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings.  The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

                At March 31, 2005, the Company had cash and cash equivalents and short-term investments of $458 million, all subject to variable short-term interest rates.  The Company had no short-term borrowings at March 31, 2005.  A hypothetical change in the interest rate of 10% would have an immaterial impact on the Company’s earnings.

                In management’s opinion, there has been no material change in the Company’s market risk exposure in the first quarter of 2005.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

                As of March 31, 2005, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed.  Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Controls

                There were no significant changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

                The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s financial position or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2005	913	$56.14	913	7,996,594
February 1-28, 2005	2,354	$54.50	2,354	8,006,947
March 1-31, 2005	269,324	$53.27	269,324	7,901,676
Total	272,591	$53.29	272,591	7,901,676

In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan.  This plan was amended in February 2001 to increase the authorization to repurchase up to 10 million shares of the Company’s common stock.  This authorization has no expiration date.  This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995.  In the first quarter of 2005, 44,684 shares were repurchased under the Non-Discretionary Stock Repurchase Plan.

In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 100,000,000 shares of common stock.  The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increase.  This authorization has no expiration date.  This plan was announced on November 13, 2001.  In the first quarter of 2005, 227,907 shares were repurchased under the Discretionary Stock Repurchase Plan.  These discretionary repurchases were made to keep the number of issued and outstanding shares from growing as a result of stock option exercises.

Item 5.  Other Information

(a)  Not applicable.

(b)  Not applicable.

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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

May 9, 2005	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer
(Principal Executive Officer)

May 9, 2005	/s/ R. JORDAN GATES
R. Jordan Gates, Executive Vice President- Chief Financial Officer
(Principal Financial and Accounting Officer)

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Form 10-Q Index and Exhibits

March 31, 2005

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002