Form 10-Q
period 2005-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2005-08-08
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

At August 3, 2005, the number of shares outstanding of the issuer’s Common Stock was 106,616,908.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share data)

(Unaudited)

	June 30, 2005	December 31, 2004
Assets

Current assets:
Cash and cash equivalents	$438,873	$408,983
Short-term investments	119	109
Accounts receivable, less allowance for doubtful accounts of $11,866 at June 30, 2005 and $12,842 at December 31, 2004	615,637	614,044
Other current assets	24,431	22,724

Total current assets	1,079,060	1,045,860

Property and equipment, less accumulated depreciation and amortization of $150,591 at June 30, 2005 and $150,766 at December 31, 2004	306,177	287,379
Goodwill, less accumulated amortization of $765 at June 30, 2005 and December 31, 2004	7,774	7,774
Other intangibles, net	9,825	10,839
Other assets, net	14,413	12,201

	$1,417,249	$1,364,053

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term debt	—	2,250
Accounts payable	422,939	410,251
Accrued expenses, primarily salaries and related costs	100,540	84,778
Deferred Federal and state income taxes	6,866	6,369
Federal, state and foreign income taxes	19,227	20,668

Total current liabilities	549,572	524,316

Deferred Federal and state income taxes	26,062	24,861

Minority interest	9,522	7,472

Shareholders’ equity:
Preferred stock, par value $.01 per share
Authorized 2,000,000 shares; none issued	—	—

Common stock, par value $.01 per share
Authorized 320,000,000 shares; issued and outstanding 106,545,961 shares at June 30, 2005, and 106,643,953 shares at December 31, 2004	1,065	1,066
Additional paid-in capital	14,697	44,678
Retained earnings	816,307	749,974
Accumulated other comprehensive income	24	11,686

Total shareholders’ equity	832,093	807,404

Commitments and contingencies

	$1,417,249	$1,364,053

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings
(In thousands, except share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Revenues:
Airfreight	$421,213	$368,618	$794,098	$693,477
Ocean freight and ocean services	336,934	290,109	634,078	523,155
Customs brokerage and other services	169,852	139,939	324,987	268,884

Total revenues	927,999	798,666	1,753,163	1,485,516

Operating expenses:
Airfreight consolidation	330,269	281,729	614,707	528,381
Ocean freight consolidation	277,259	239,313	521,229	426,132
Customs brokerage and other services	69,811	55,401	135,884	106,284
Salaries and related costs	134,841	117,931	259,395	228,972
Rent and occupancy costs	13,457	12,615	27,205	25,366
Depreciation and amortization	7,603	6,493	14,942	12,752
Selling and promotion	7,120	7,109	14,666	13,619
Other	19,334	19,829	39,273	36,956

Total operating expenses	859,694	740,420	1,627,301	1,378,462

Operating income	68,305	58,246	125,862	107,054

Interest expense	(219)	(23)	(248)	(28)
Interest income	2,725	1,258	4,872	2,264
Other, net	874	644	2,070	1,801

Other income, net	3,380	1,879	6,694	4,037

Earnings before income taxes and minority interest	71,685	60,125	132,556	111,091
Income tax expense	25,712	21,372	47,786	39,532

Net earnings before minority interest	$45,973	$38,753	$84,770	$71,559

Minority interest	(1,329)	(1,141)	(2,382)	(2,103)

Net earnings	$44,644	$37,612	$82,388	$69,456

Diluted earnings per share	$.40	$.34	$.74	$.63

Basic earnings per share	$.42	$.36	$.77	$.66

Weighted average diluted shares outstanding	111,417,781	110,656,193	111,776,854	110,188,368

Weighted average basic shares outstanding	106,776,046	105,597,413	106,752,363	105,364,264

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Operating activities:
Net earnings	$44,644	$37,612	$82,388	$69,456
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	(394)	(438)	(358)	244
Deferred income tax expense	3,728	5,033	7,987	9,880
Tax benefits from employee stock plans	6,019	8,118	8,955	10,040
Depreciation and amortization	7,603	6,493	14,942	12,752
Gain on sale of property and equipment	(26)	(61)	(45)	(48)
Impairment write down of other assets	—	2,000	—	2,000
Other	1,220	819	293	1,548
Changes in operating assets and liabilities:
Increase in accounts receivable	(45,318)	(62,034)	(1,648)	(74,612)
Increase in other current assets	(4,539)	(9,288)	(1,746)	(8,565)
Increase in minority interest	833	857	1,670	1,819
Increase in accounts payable and other current liabilities	33,183	44,077	30,225	84,649

Net cash provided by operating activities	46,953	33,188	142,663	109,163

Investing activities:
Decrease (increase) in short-term investments	631	(30)	(12)	1
Purchase of property and equipment	(14,175)	(11,655)	(43,192)	(20,293)
Proceeds from sale of property and equipment	107	235	249	287
Other	(673)	909	(1,339)	228

Net cash used in investing activities	(14,110)	(10,541)	(44,294)	(19,777)

Financing activities:
Borrowings (repayments) of short-term debt, net	43	2	(2,130)	(213)
Proceeds from issuance of common stock	8,700	10,064	11,075	11,491
Repurchases of common stock	(35,486)	(10,247)	(50,013)	(11,784)
Dividends paid	(16,055)	(11,642)	(16,055)	(11,642)

Net cash used in financing activities	(42,798)	(11,823)	(57,123)	(12,148)

Effect of exchange rate changes on cash	(8,562)	(2,691)	(11,356)	(611)

Increase (decrease) in cash and cash equivalents	(18,517)	8,133	29,890	76,627
Cash and cash equivalents at beginning of period	457,390	364,326	408,983	295,832
Cash and cash equivalents at end of period	$438,873	$372,459	$438,873	$372,459

Interest and taxes paid:
Interest	$214	$22	$234	$32
Income taxes	18,444	18,282	28,560	26,747

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

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share data)	2005	2004	2005	2004
Net earnings – as reported	$44,644	37,612	82,388	69,456
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,982)	(7,932)	(15,493)	(13,899)
Net earnings – pro forma	$35,662	29,680	66,895	55,557

Basic earnings per share – as reported	$.42	.36	.77	.66
Basic earnings per share – pro forma	$.33	.28	.63	.53

Diluted earnings per share – as reported	$.40	.34	.74	.63
Diluted earnings per share – pro forma	$.32	.27	.60	.51

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

The components of total comprehensive income for interim periods are presented in the following table:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2005	2004	2005	2004

Net earnings	$44,644	$37,612	$82,388	$69,456

Foreign currency translation adjustments net of tax of: $4,125 and $1,448 for the 3 months ended June 30, 2005 and 2004, and $6,252 and $207 for the 6 months ended June 30, 2005 and 2004.	(7,660)	(2,690)	(11,611)	(384)
Unrealized gain (loss) on securities net of tax of $10 and $(0.4) for the 3 months ended June 30, 2005 and 2004, and $37 and $17 for the 6 months ended June 30, 2005 and 2004.	(13)	1	(51)	(32)

Total comprehensive income	$36,971	$34,923	$70,726	$69,040

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

Financial information regarding the Company’s operations by geographic area for the three and six months ended June 30, 2005 and 2004 are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	FAR EAST	EUROPE	AUSTRALIA/ NEW ZEALAND	LATIN AMERICA	MIDDLE EAST	ELIMI- NATIONS	CONSOLIDATED
Three months ended June 30, 2005:

Revenues from unaffiliated customers	$182,105	23,405	519,774	133,903	11,745	15,561	41,506	—	927,999
Transfers between geographic areas	19,232	1,178	3,126	5,583	1,425	1,879	1,926	(34,349)	—

Total revenues	$201,337	24,583	522,900	139,486	13,170	17,440	43,432	(34,349)	927,999

Net revenues	$101,950	12,839	66,894	44,724	7,054	6,885	10,314	—	250,660
Operating income	$22,748	3,055	30,193	7,391	1,632	1,488	1,798	—	68,305
Identifiable assets at quarter end	$666,572	47,503	317,473	289,708	23,903	23,256	43,215	5,619	1,417,249
Capital expenditures	$10,465	207	1,074	1,309	469	361	290	—	14,175
Depreciation and amortization	$3,713	362	1,216	1,499	172	286	355	—	7,603
Equity	$898,526	20,124	246,388	85,900	15,148	8,731	20,888	(463,612)	832,093

Three months ended June 30, 2004:

Revenues from unaffiliated customers	$152,226	18,954	453,309	118,685	10,673	12,365	32,454	—	798,666
Transfers between geographic areas	16,781	942	2,834	4,313	1,325	1,519	1,505	(29,219)	—

Total revenues	$169,007	19,896	456,143	122,998	11,998	13,884	33,959	(29,219)	798,666

Net revenues	$88,846	10,411	63,841	39,334	5,984	5,013	8,794	—	222,223
Operating income	$14,913	2,311	30,357	7,032	1,389	595	1,649	—	58,246
Identifiable assets at quarter end	$613,064	39,078	218,148	256,567	19,507	19,532	32,791	7,895	1,206,582
Capital expenditures	$4,372	546	2,657	2,165	466	559	890	—	11,655
Depreciation and amortization	$3,363	285	946	1,234	152	160	353	—	6,493
Equity	$757,654	14,545	161,949	70,674	12,949	4,065	14,660	(323,849)	712,647

Six months ended June 30, 2005:

Revenues from unaffiliated customers	$350,776	43,614	961,787	260,743	23,485	28,665	84,093	—	1,753,163
Transfers between geographic areas	35,626	2,347	5,848	10,998	2,647	3,438	3,783	(64,687)	—

Total revenues	$386,402	45,961	967,635	271,741	26,132	32,103	87,876	(64,687)	1,753,163

Net revenues	$196,019	24,195	127,551	86,894	13,769	12,543	20,372	—	481,343
Operating income	$41,036	5,291	57,828	12,778	3,290	2,441	3,198	—	125,862
Identifiable assets at period end	$666,572	47,503	317,473	289,708	23,903	23,256	43,215	5,619	1,417,249
Capital expenditures	$36,437	512	2,150	2,519	537	552	485	—	43,192
Depreciation and amortization	$7,222	729	2,386	3,012	326	547	720	—	14,942
Equity	$898,526	20,124	246,388	85,900	15,148	8,731	20,888	(463,612)	832,093

Six months ended June 30, 2004:

Revenues from unaffiliated customers	$288,783	36,087	820,967	230,915	20,489	23,943	64,332	—	1,485,516
Transfers between geographic areas	31,277	1,747	5,190	8,321	2,434	3,099	2,842	(54,910)	—

Total revenues	$320,060	37,834	826,157	239,236	22,923	27,042	67,174	(54,910)	1,485,516

Net revenues	$169,709	19,966	119,550	77,043	11,639	9,897	16,915	—	424,719
Operating income	$28,106	4,303	55,019	12,599	2,624	1,268	3,135	—	107,054
Identifiable assets at period end	$613,064	39,078	218,148	256,567	19,507	19,532	32,791	7,895	1,206,582
Capital expenditures	$7,497	1,052	4,641	4,321	576	725	1,481	—	20,293
Depreciation and amortization	$6,672	569	1,793	2,447	301	335	635	—	12,752
Equity	$757,654	14,545	161,949	70,674	12,949	4,065	14,660	(323,849)	712,647

Note 5. Basic and Diluted Earnings per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share for the three months and six months ended June 30, 2005 and 2004:

	Three months ended June 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2005

Basic earnings per share	$44,644	106,776,046	$.42
Effect of dilutive potential common shares	—	4,641,735	—

Diluted earnings per share	$44,644	111,417,781	$.40

2004

Basic earnings per share	$37,612	105,597,413	$.36
Effect of dilutive potential common shares	—	5,058,780	—

Diluted earnings per share	$37,612	110,656,193	$.34

	Six months ended June 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2005

Basic earnings per share	$82,388	106,752,363	$.77
Effect of dilutive potential common shares	—	5,024,491	—

Diluted earnings per share	$82,388	111,776,854	$.74

2004

Basic earnings per share	$69,456	105,364,264	$.66
Effect of dilutive potential common shares	—	4,824,104	—

Diluted earnings per share	$69,456	110,188,368	$.63

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Shares	64,000	64,000	—	64,000

Note 6. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period of the Company’s first fiscal year beginning after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense related to unvested options granted prior to the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The Company is required to adopt SFAS No. 123R in the first quarter of 2006, beginning January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retrospective adoption methods. Under the retrospective methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards as of the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects the adoption of SFAS No. 123R will have a material impact on the consolidated results of operations, earnings per share and consolidated statement of cash flows. The Company has not determined the method of adoption or the effect of adopting SFAS No. 123R.

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

Note 7. Stock and Cash Dividends

On May 9, 2005, the Board of Directors declared a semi-annual cash dividend of $.15 per share payable on June 15, 2005 to shareholders of record as of June 1, 2005. The dividend of $16 million was paid on June 15, 2005.

On May 6, 2004, the Board of Directors declared a semi-annual cash dividend of $.11 per share payable on June 15, 2004 to shareholders of record as of June 1, 2004. The dividend of $12 million was paid on June 15, 2004.

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

While judgments and estimates are a necessary component of any system of accounting, the Company’s use of estimates is limited primarily to the following areas that in the aggregate are not a major component of the Company’s statement of earnings:

•                  accounts receivable valuation;

•                  the useful lives of long-term assets;

•                  the accrual of costs related to ancillary services the Company provides;

•                  establishment of adequate insurance liabilities for the portion of the freight related exposure which the Company has self-insured; and

•                  accrual of tax expense on an interim basis.

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

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three and six-month periods ended June 30, 2005 and 2004, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)

Net revenues:
Airfreight	$90,944	36%	$86,889	39%	$179,391	37%	$165,096	39%
Ocean freight and ocean services	59,675	24	50,796	23	112,849	24	97,023	23
Customs brokerage and other services	100,041	40	84,538	38	189,103	39	162,600	38

Net revenues	250,660	100	222,223	100	481,343	100	424,719	100

Operating expenses:
Salaries and related costs	134,841	54	117,931	53	259,395	54	228,972	54
Other	47,514	19	46,046	21	96,086	20	88,693	21

Total operating expenses	182,355	73	163,977	74	355,481	74	317,665	75

Operating income	68,305	27	58,246	26	125,862	26	107,054	25
Other income, net	3,380	1	1,879	1	6,694	2	4,037	1

Earnings before income taxes and minority interest	71,685	28	60,125	27	132,556	28	111,091	26
Income tax expense	25,712	10	21,372	10	47,786	10	39,532	9

Net earnings before minority interest	45,973	18	38,753	17	84,770	18	71,559	17
Minority interest	(1,329)	—	(1,141)	—	(2,382)	(1)	(2,103)	(1)

Net earnings	$44,644	18%	$37,612	17%	$82,388	17%	$69,456	16%

Airfreight net revenues increased 5% and 9% for the three and six-month periods ended June 30, 2005, respectively, as compared with the same periods for 2004. These increases are primarily the result of increases in airfreight tonnage of 6% for both the three and six-month periods ended June 30, 2005 as compared with the same periods for 2004.

Ocean freight volumes, measured in terms of forty-foot container equivalent units (FEUs), increased 19% for the three-month period ended June 30, 2005 as compared with the same period for 2004 while ocean freight and ocean services net revenues increased 17% during the same period. The slight difference in these two growth rates is a result of a modest decline in ocean freight yields. For the six-month period ended June 30, 2005 as compared with the same period for 2004, FEU count increased 23% while ocean freight and ocean services net revenues increased 16% during the same period. The difference in these two growth rates is a result of pricing pressures during the first quarter which reduced yields.

The Company continued its focus of offering competitive rates to customers at the retail level, while leveraging freight volumes to obtain favorable rates from carriers at the wholesale level. The Company’s North American ocean freight net revenues increased approximately 20% and 18% for the three and six-month periods ended June 30, 2005, respectively, as compared with the same periods for 2004. This was due to an increase in container traffic, primarily from the Far East, which was a result of continued marketing efforts. Ocean freight net revenues for the Far East and for Europe increased 16% and 13%, respectively, for the three months ended June 30, 2005, and 14% and 17%, respectively, for the six months ended June 30, 2005, as compared with the same periods for 2004. This increase was also a result of growth in ocean freight container volumes.

Customs brokerage and other services net revenues increased 18% and 16% for the three and six-month periods ended June 30, 2005, respectively, as compared with the same periods for 2004 as a result of the Company’s continuing reputation for providing high quality service and consolidation within the customs brokerage market as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program. In addition, increased emphasis on regulatory compliance has benefited the Company’s customs brokerage offerings.

Salaries and related costs increased 14% and 13% during the three and six-month periods ended June 30, 2005, as compared with the same periods in 2004 as a result of (1) the Company’s increased, albeit limited, hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels. Salaries and related costs as a percentage of net revenues increased 72 basis points for the three-month period ended June 30, 2005 and decreased 2 basis points for the six-month period ended June 30, 2005 as compared with the same periods in 2004. The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the growth in revenues, net revenues and net earnings for the three and six-month periods ended June 30, 2005 are a result of the incentives inherent in the Company’s compensation program.

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

Other operating expenses increased 3% and 8% for the three and six-month periods ended June 30, 2005, as compared with the same periods in 2004 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company’s growing operations. The second quarter of 2004 included a $2 million expense for an impairment write-down. Other operating expenses as a percentage of net revenues decreased 176 basis points and 92 basis points for the three and six-month periods ended June 30, 2005, respectively, as compared with the same periods in 2004. This was partially due to the continued achievement of cost containment objectives and the non-recurring nature of the 2004 impairment write-down.

Other income, net, increased 80% and 66% for the three and six-month periods ended June 30, 2005, as compared with the same periods in 2004. This increase is the result of higher interest rates on higher average cash balances and short-term investments.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate during the three and six-month periods ended June 30, 2005 and 2004 was 36%. If the Company adopts a plan under Internal Revenue Code (IRC) 965 the Company’s 2005 tax rate will be lower than prior years. This lower tax rate will only affect 2005.

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

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. Dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely or the short-term financial outlook is such that hedging is the way to avoid short-term exchange losses. Any such hedging activity during the three and six months ended June 30, 2005 and 2004 was insignificant. For the three and six months ended June 30, 2005, the Company had approximately $213 and $671 in foreign exchange gains, respectively, on a net basis. For the same periods of 2004, respectively, the Company had foreign exchange losses of approximately $22 and foreign exchange gains of approximately $189, respectively, on a net basis. The Company had no foreign currency derivatives outstanding at June 30, 2005 and 2004.

Sources of Growth

During the second quarter of 2005, the Company opened 1 full-service office (*) and 1 satellite office (+), as follows:

Far East	Europe
Macau, PRC*	Turin, Italy+

Both office openings were startups.

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

Internal Growth - Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year. The table below presents “same store” comparisons for the three and six months ended June 30, 2005 (which is the measure of any increase from the same period of 2004) and for the three and six months ended June 30, 2004 (which measures growth over 2003).

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004

Net revenue	12%	24%	13%	21%
Operating income	17%	41%	17%	36%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities. Net cash provided by operating activities for the three and six months ended June 30, 2005, was $47 million and $143 million, as compared with $33 million and $109 million for the same periods of 2004. The $14 million increase for the three months and the $34 million increase for the six months ended June 30, 2005, is principally due to increased net earnings and a favorable swing in the timing of receipts and disbursements represented by the accounts receivable and accounts payable balances.

The Company’s business is subject to seasonal fluctuations. Cash flow fluctuates as a result of this seasonality. Historically, the first quarter shows an excess of customer collections over customer billings. This results in positive cash flow. The increased activity associated with peak season (typically commencing late second or early third quarter) causes an excess of customer billings over customer collections. Due to the Company’s management of accounts payable and accrued expenses as described in the preceding paragraph, cash flow from operating activities remained positive. This cyclical growth in customer receivables consumes available cash. In the past, the Company has utilized short-term borrowings to satisfy normal operating expenditures when temporary cash outflows exceed cash inflows. These short-term borrowings have been repaid when the trend reverses and customer collections exceed customer billings. During both the three and six-month periods ended June 30, 2005, short-term borrowings were not required in the United States.

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

Cash used in investing activities for the three and six months ended June 30, 2005, was $14 million and $44 million, as compared with $11 million and $20 million during the same periods of 2004. The largest use of cash in investing activities is cash paid for capital expenditures. As a non-asset based provider of integrated logistics services, the Company does not own any physical means of transportation (i.e., airplanes, ships, trucks, etc.). However, the Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. The Company routinely invests in technology, office furniture and equipment and leasehold improvements. In the second quarter of 2005, the Company made capital expenditures of $14 million as compared with $12 million for the same period in 2004. Capital expenditures in the second quarter of 2005 and 2004 related primarily to investments in technology and office furniture and equipment. The Company currently expects to spend approximately $30 million for normal capital expenditures in 2005. In addition to property and equipment, normal capital expenditures include leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures. Total capital expenditures in 2005 are expected to exceed $100 million if the Company adopts a plan calling for capital expenditures to meet the investment requirements of IRC 965. The Company expects to finance capital expenditures in 2005 with cash.

Cash used in financing activities during the three and six months ended June 30, 2005 were $43 million and $57 million as compared with $12 million for each of the same periods in 2004. The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market. In 2005, the Company established a policy of repurchasing stock to prevent growth in issued and outstanding shares as a result of stock option exercises. The increase in cash used in financing activities during the three and six months ended June 30, 2005 compared with the same periods in 2004 is primarily the result of this new policy. During the three months ended June 30, 2005 and 2004 the net use of cash in financing activities included the payment of dividends of $.15 per share and $.11 per share, respectively.

At June 30, 2005, working capital was $529 million, including cash and short-term investments of $439 million. The Company had no long-term debt at June 30, 2005. While the nature of its business does not require an extensive investment in property and equipment, the Company cannot eliminate the possibility that it could acquire an equity interest in property in certain geographic locations.

The Company maintains international and domestic unsecured bank lines of credit. At June 30, 2005, the U.S. facility totaled $50 million and international bank lines of credit totaled $10 million. In addition, the Company maintains bank facilities with its U.K. banks for $22 million. At June 30, 2005 the Company had no amounts outstanding on these lines of credit but was contingently liable for $61 million from standby letters of credit and guarantees related to these lines of credit and other obligations. The guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At June 30, 2005, cash and cash equivalent balances of $290 million were held by the Company’s non-U.S. subsidiaries, of which $30 million was held in banks in the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. Dollar, throughout the six months ended June 30, 2005, would have had the effect of raising operating income approximately $14 million. An average 10% strengthening of the U.S. Dollar, for the same period, would have had the effect of reducing operating income approximately $11 million.

The Company has approximately $7 million of net unsettled intercompany transactions at any one point in time. The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the three and six-months ended June 30, 2005, was insignificant. The Company had no foreign currency derivatives outstanding at June 30, 2005 and 2004. The Company follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At June 30, 2005, the Company had cash and cash equivalents and short-term investments of $439 million, the vast majority of which is subject to variable short-term interest rates. The Company had no short-term borrowings at June 30, 2005. A hypothetical change in the interest rate of 10% would have no material impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure in the second quarter of 2005.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

As of June 30, 2005, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2005	455	$48.88	455	7,927,816
May 1-31, 2005	174,826	51.84	174,826	8,259,334
June 1-30, 2005	511,921	51.57	511,921	7,664,699
Total	687,202	$51.64	687,202	7,664,699

In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan. This plan was amended in February 2001 to increase the authorization to repurchase up to 10 million shares of the Company’s common stock. This authorization has no expiration date. This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995. In the second quarter of 2005, 157,107 shares were repurchased under the Non-Discretionary Stock Repurchase Plan.

In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 100,000,000 shares of common stock. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increase. This authorization has no expiration date. This plan was announced on November 13, 2001. In the second quarter of 2005, 530,095 shares were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases were made to keep the number of issued and outstanding shares from growing as a result of stock option exercises.

Item 4. Submission of Matters to a Vote of Security Holders

(a)           The annual meeting of the Shareholders was held on May 4, 2005.

(b)           The following directors were elected to the Board of Directors to serve a term of one year and until their successors are elected and qualified:

	For	Withheld

P.J. Rose	90,195,389	4,381,958
J.L.K. Wang	90,113,892	4,463,455
R.J. Gates	88,801,019	5,776,328
J.J. Casey	89,371,609	5,205,738
D.P. Kourkoumelis	90,845,191	3,732,156
M.J. Malone	90,832,003	3,745,344
J.W. Meisenbach	90,837,282	3,740,065

		For	Against	Abstain	Non-Vote

(c)	Adoption of the 2005 Stock Option Plan	73,628,505	7,492,523	592,267	12,864,052

		For	Against	Abstain	Non-Vote

(d)	Shareholder Proposal Ratification Concerning the Independent Auditor Selection	47,136,114	34,412,666	164,515	12,864,052

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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

August 8, 2005	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer
(Principal Executive Officer)

August 8, 2005	/s/ R. JORDAN GATES
R. Jordan Gates, Executive Vice President-Chief Financial Officer
(Principal Financial and Accounting Officer)

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Form 10-Q Index and Exhibits

June 30, 2005

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002