Form 10-Q
period 2005-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2005-11-08
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

                Indicate by check mark whether company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

                At November 1, 2005, the number of shares outstanding of the issuer’s Common Stock was 106,630,712.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share data)

(Unaudited)

	September 30, 2005	December 31, 2004
Assets

Current assets:
Cash and cash equivalents	$461,443	$408,983
Short-term investments	96	109
Accounts receivable, less allowance for doubtful accounts of $12,347 at September 30, 2005 and $12,842 at December 31, 2004	714,112	614,044
Other current assets	15,440	22,724

Total current assets	1,191,091	1,045,860

Property and equipment, less accumulated depreciation and amortization of $155,336 at September 30, 2005 and $150,766 at December 31, 2004	319,362	287,379
Goodwill, less accumulated amortization of $765 at September 30, 2005 and December 31, 2004	7,774	7,774
Other intangibles, net	9,433	10,839
Other assets, net	14,213	12,201

	$1,541,873	$1,364,053

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term debt	—	2,250
Accounts payable	479,298	410,251
Accrued expenses, primarily salaries and related costs	106,197	84,778
Deferred Federal and state income taxes	3,889	6,369
Federal, state and foreign income taxes	25,868	20,668

Total current liabilities	615,252	524,316

Deferred Federal and state income taxes	33,311	24,861

Minority interest	11,570	7,472

Shareholders’ equity:
Preferred stock, par value $.01 per share
Authorized 2,000,000 shares; none issued	—	—

Common stock, par value $.01 per share
Authorized 320,000,000 shares; issued and outstanding 106,704,124 shares at September 30, 2005, and 106,643,953 shares at December 31, 2004	1,067	1,066
Additional paid-in capital	12,121	44,678
Retained earnings	868,502	749,974
Accumulated other comprehensive income	50	11,686

Total shareholders’ equity	881,740	807,404

Commitments and contingencies

	$1,541,873	$1,364,053

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings
(In thousands, except share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Revenues:
Airfreight	$478,294	$406,754	$1,272,392	$1,100,231
Ocean freight and ocean services	383,975	335,908	1,018,053	859,063
Customs brokerage and other services	184,173	154,526	509,160	423,410

Total revenues	1,046,442	897,188	2,799,605	2,382,704

Operating expenses:
Airfreight consolidation	377,758	315,694	992,465	844,075
Ocean freight consolidation	308,385	276,886	829,614	703,018
Customs brokerage and other services	78,374	64,250	214,258	170,534
Salaries and related costs	145,629	124,744	405,024	353,716
Rent and occupancy costs	13,993	12,711	41,198	38,077
Depreciation and amortization	7,840	6,806	22,782	19,558
Selling and promotion	7,059	6,769	21,725	20,388
Other	21,604	21,908	60,877	58,864

Total operating expenses	960,642	829,768	2,587,943	2,208,230

Operating income	85,800	67,420	211,662	174,474

Interest expense	(14)	(6)	(262)	(34)
Interest income	3,031	1,436	7,903	3,700
Other, net	1,355	524	3,425	2,325

Other income, net	4,372	1,954	11,066	5,991

Earnings before income taxes and minority interest	90,172	69,374	222,728	180,465
Income tax expense	32,343	24,688	80,129	64,220

Net earnings before minority interest	57,829	44,686	142,599	116,245

Minority interest	(2,060)	(1,579)	(4,442)	(3,682)

Net earnings	$55,769	$43,107	$138,157	$112,563

Diluted earnings per share	$.50	$.39	$1.24	$1.02

Basic earnings per share	$.52	$.41	$1.29	$1.07

Weighted average diluted shares outstanding	111,390,617	111,206,168	111,595,346	110,480,254

Weighted average basic shares outstanding	106,868,687	106,255,293	106,791,564	105,663,441

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Operating activities:
Net earnings	$55,769	$43,107	$138,157	$112,563
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	782	2,063	424	2,307
Deferred income tax expense	4,258	8,155	12,245	18,035
Tax benefits from employee stock plans	2,852	4,597	11,807	14,637
Depreciation and amortization	7,840	6,806	22,782	19,558
Gain on sale of property and equipment	(811)	(18)	(856)	(66)
Impairment write down of other assets	—	—	—	2,000
Other	775	860	1,068	2,408
Changes in operating assets and liabilities:
Increase in accounts receivable	(97,236)	(72,797)	(98,884)	(147,409)
Decrease (increase) in other current assets	9,015	(409)	7,269	(8,974)
Increase in minority interest	2,087	931	3,757	2,750
Increase in accounts payable and other current liabilities	67,580	40,041	97,805	124,690

Net cash provided by operating activities	52,911	33,336	195,574	142,499

Investing activities:
Decrease in short-term investments	25	7	13	8
Purchase of property and equipment	(22,967)	(29,232)	(66,159)	(49,525)
Proceeds from sale of property and equipment	1,082	153	1,331	440
Other	77	(1)	(1,262)	227

Net cash used in investing activities	(21,783)	(29,073)	(66,077)	(48,850)

Financing activities:
Borrowings (repayments) of short-term debt, net	37	3	(2,093)	(210)
Proceeds from issuance of common stock	21,153	14,949	32,228	26,440
Repurchases of common stock	(30,153)	(14,984)	(80,166)	(26,768)
Dividends paid	—	—	(16,055)	(11,642)

Net cash used in financing activities	(8,963)	(32)	(66,086)	(12,180)

Effect of exchange rate changes on cash	405	931	(10,951)	320

Increase in cash and cash equivalents	22,570	5,162	52,460	81,789
Cash and cash equivalents at beginning of period	438,873	372,459	408,983	295,832
Cash and cash equivalents at end of period	$461,443	$377,621	$461,443	$377,621

Interest and taxes paid:
Interest	$6	$5	$240	$37
Income taxes	10,297	7,459	38,857	34,206

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share data)	2005	2004	2005	2004
Net earnings — as reported	$55,769	43,107	138,157	112,563
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,629)	(6,584)	(22,142)	(20,483)
Net earnings — pro forma	$49,140	36,523	116,015	92,080

Basic earnings per share — as reported	$.52	.41	1.29	1.07
Basic earnings per share — pro forma	$.46	.34	1.09	.87

Diluted earnings per share — as reported	$.50	.39	1.24	1.02
Diluted earnings per share — pro forma	$.44	.33	1.05	.84

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans, to be recognized in the financial statements based on their fair values.  The Company is required to adopt SFAS No. 123R in the first quarter of 2006.  The Company is evaluating the requirements of SFAS No. 123R and expects the adoption of SFAS No. 123R will have a material impact on the consolidated results of operations, earnings per share and consolidated statement of cash flows.

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

                The components of total comprehensive income for interim periods are presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2005	2004	2005	2004

Net earnings	$55,769	$43,107	$138,157	$112,563

Foreign currency translation adjustments net of tax of: $(17) and $(743) for the 3 months ended September 30, 2005 and 2004, and $6,235 and $(535) for the 9 months ended September 30, 2005 and 2004.	33	1,379	(11,578)	994
Unrealized loss on securities net of tax of $4 and $14 for the 3 months ended September 30, 2005 and 2004 and $41 and $31 for the 9 months ended September 30, 2005 and 2004.	(6)	(26)	(57)	(57)

Total comprehensive income	$55,796	$44,460	$126,522	$113,500

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

                Financial information regarding the Company’s operations by geographic area for the three and nine months ended September 30, 2005 and 2004 are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	FAR EAST	EUROPE	AUSTRALIA/ NEW ZEALAND	LATIN AMERICA	MIDDLE EAST	ELIMI-NATIONS	CONSOLI-DATED
Three months ended September 30, 2005:

Revenues from unaffiliated customers	$199,139	25,354	616,305	133,297	12,372	14,500	45,475	—	1,046,442
Transfers between geographic areas	25,313	1,547	3,511	6,368	1,492	1,999	2,173	(42,403)	—

Total revenues	$224,452	26,901	619,816	139,665	13,864	16,499	47,648	(42,403)	1,046,442

Net revenues	$115,242	12,036	84,226	44,837	7,559	7,095	10,930	—	281,925
Operating income	$27,769	1,759	43,513	7,911	2,075	1,546	1,227	—	85,800
Identifiable assets at quarter end	$705,474	55,849	372,276	304,809	25,636	26,573	43,848	7,408	1,541,873
Capital expenditures	$20,333	204	767	913	135	330	285	—	22,967
Depreciation and amortization	$3,875	377	1,192	1,529	191	312	364	—	7,840
Equity	$947,826	21,590	279,783	90,077	16,783	9,798	20,635	(504,752)	881,740

Three months ended September 30, 2004:

Revenues from unaffiliated customers	$166,438	19,836	522,274	123,740	11,503	15,086	38,311	—	897,188
Transfers between geographic areas	19,254	1,267	3,000	4,778	1,366	1,569	1,753	(32,987)	—

Total revenues	$185,692	21,103	525,274	128,518	12,869	16,655	40,064	(32,987)	897,188

Net revenues	$96,495	11,215	68,925	41,288	6,636	5,673	10,126	—	240,358
Operating income	$20,892	1,953	32,324	6,969	1,804	1,165	2,313	—	67,420
Identifiable assets at quarter end	$660,037	43,787	251,407	265,921	21,517	19,004	35,973	9,716	1,307,362
Capital expenditures	$23,516	354	3,570	854	165	480	293	—	29,232
Depreciation and amortization	$3,383	307	1,084	1,290	173	195	374	—	6,806
Equity	$827,659	16,548	180,835	75,683	13,769	5,010	16,112	(373,946)	761,670

Nine months ended September 30, 2005:

Revenues from unaffiliated customers	$549,915	68,968	1,578,092	394,040	35,857	43,165	129,568	—	2,799,605
Transfers between geographic areas	60,939	3,894	9,359	17,366	4,139	5,437	5,956	(107,090)	—

Total revenues	$610,854	72,862	1,587,451	411,406	39,996	48,602	135,524	(107,090)	2,799,605

Net revenues	$311,261	36,231	211,777	131,731	21,328	19,638	31,302	—	763,268
Operating income	$68,805	7,050	101,341	20,689	5,365	3,987	4,425	—	211,662
Identifiable assets at period end	$705,474	55,849	372,276	304,809	25,636	26,573	43,848	7,408	1,541,873
Capital expenditures	$56,770	716	2,917	3,432	672	882	770	—	66,159
Depreciation and amortization	$11,097	1,106	3,578	4,541	517	859	1,084	—	22,782
Equity	$947,826	21,590	279,783	90,077	16,783	9,798	20,635	(504,752)	881,740

Nine months ended September 30, 2004:

Revenues from unaffiliated customers	$455,227	55,923	1,343,241	354,655	31,992	39,025	102,641	—	2,382,704
Transfers between geographic areas	50,536	3,014	8,187	13,098	3,799	4,668	4,595	(87,897)	—

Total revenues	$505,763	58,937	1,351,428	367,753	35,791	43,693	107,236	(87,897)	2,382,704

Net revenues	$266,206	31,180	188,474	118,332	18,275	15,569	27,041	—	665,077
Operating income	$49,001	6,256	87,341	19,567	4,428	2,433	5,448	—	174,474
Identifiable assets at period end	$660,037	43,787	251,407	265,921	21,517	19,004	35,973	9,716	1,307,362
Capital expenditures	$31,013	1,405	8,211	5,175	741	1,205	1,775	—	49,525
Depreciation and amortization	$10,054	876	2,877	3,737	474	530	1,010	—	19,558
Equity	$827,659	16,548	180,835	75,683	13,769	5,010	16,112	(373,946)	761,670

Note 4.  Basic and Diluted Earnings per Share

                The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share for the three months and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share
2005

Basic earnings per share	$55,769	106,868,687	$.52
Effect of dilutive potential common shares	—	4,521,930	—

Diluted earnings per share	$55,769	111,390,617	$.50

2004

Basic earnings per share	$43,107	106,255,293	$.41
Effect of dilutive potential common shares	—	4,950,875	—

Diluted earnings per share	$43,107	111,206,168	$.39

	Nine months ended September 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share
2005

Basic earnings per share	$138,157	106,791,564	$1.29
Effect of dilutive potential common shares	—	4,803,782	—

Diluted earnings per share	$138,157	111,595,346	$1.24

2004

Basic earnings per share	$112,563	105,663,441	$1.07
Effect of dilutive potential common shares	—	4,816,813	—

Diluted earnings per share	$112,563	110,480,254	$1.02

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Shares	250	—	250	64,000

Note 5.  Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period of the Company’s first fiscal year beginning after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense related to unvested options granted prior to the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The Company is required to adopt SFAS No. 123R in the first quarter of 2006, beginning January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include the modified prospective and retrospective adoption methods. Under the modified retrospective methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards as of the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retrospective methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects the adoption of SFAS No. 123R will have a material impact on the consolidated results of operations, earnings per share and consolidated statement of cash flows. The Company has not determined the method of adoption or the effect of adopting SFAS No. 123R.

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

Note 6. Stock and Cash Dividends

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

EXECUTIVE SUMMARY

                Expeditors International of Washington, Inc. is engaged in the business of global logistics management, including international freight forwarding and consolidation, for both air and ocean freight.  The Company acts as a customs broker in all domestic offices, and in many of its international offices.  The Company also provides additional services for its customers including value-added distribution, purchase order management, vendor consolidation and other logistics solutions.  The Company does not compete for overnight courier or small parcel business.  The Company does not own or operate aircraft or ocean vessels.

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

As a non-asset based carrier, the Company does not own transportation assets.  Rather, the Company generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers.   The difference between the rate billed to customers (the sell rate), and the rate paid to the carrier (the buy rate) is termed net revenue.  Net revenue expressed as a percentage of the sell rate is referred to as the yield.  By consolidating shipments from multiple customers and concentrating its buying power, the Company is able to negotiate favorable buy rates from the direct carriers, while at the same time offering lower sell rates than customers would otherwise be able to negotiate themselves.

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

The Company’s ability to provide services to its customers is highly dependent on good working relationships with a variety of entities including airlines, ocean carriers, and governmental agencies.  The significance of maintaining acceptable working relationships with governmental agencies and asset-based providers involved in global trade has gained increased importance as a result of ongoing concern over terrorism.  As each carrier labors to comply with governmental regulations implementing security policies and procedures, inherent conflicts emerge which can, and do, affect global trade to some degree.  A good reputation helps to develop practical working understandings that will effectively meet security requirements while minimizing potential international trade obstacles.  The Company considers its current working relationships with these entities to be satisfactory.  Changes in space allotments available from carriers, governmental deregulation efforts, “modernization” of the regulations governing customs brokerage, and/or changes in governmental quota restrictions could affect the Company’s business in unpredictable ways.

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

As further discussed under liquidity and capital resources, total capital expenditures in 2005 are expected to exceed $80 million.

In terms of the opportunities, challenges and risks that management is focused on in 2005, the Company operates in 57 countries throughout the world in the competitive global logistics industry and Company activities are tied directly to the global economy.  From the inception of the Company, management has believed that the elements required for a successful global service organization can only be assured through recruiting, training, and ultimately retaining superior personnel.  The Company’s greatest challenge is now, and always has been, perpetuating a consistent global culture which demands:

•                           Total dedication to providing superior customer service;

•                           Aggressive marketing of all of the Company’s service offerings;

•                           Ongoing development of key employees;

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

The Company has reinforced these values with a compensation system that rewards employees for profitably managing the things they can control.  There is no limit to how much a key manager can be compensated for success. While base salaries are well below industry standards, incentive compensation is a fixed percentage of operating profits.  The Company believes in a “real world” environment in every operating unit where individuals are not sheltered from the profit implications of their decisions.  At the same time, the Company insists on continued focus on such things as accounts receivable collection, cash flow management and credit soundness in an attempt to insulate managers from the sort of catastrophic errors that might end a career.

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

Results of Operations

                The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three and nine-month periods ended September 30, 2005 and 2004, expressed as percentages of net revenues.  Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

                The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended September 30,				Nine months ended September 30,
	2005		2004		2005		2004
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)
Net revenues:
Airfreight	$100,536	36%	$91,060	38%	$279,927	37%	$256,156	39%
Ocean freight and ocean services	75,590	27	59,022	24	188,439	25	156,045	23
Customs brokerage and other services	105,799	37	90,276	38	294,902	38	252,876	38

Net revenues	281,925	100	240,358	100	763,268	100	665,077	100

Operating expenses:
Salaries and related costs	145,629	52	124,744	52	405,024	53	353,716	53
Other	50,496	18	48,194	20	146,582	19	136,887	21

Total operating expenses	196,125	70	172,938	72	551,606	72	490,603	74

Operating income	85,800	30	67,420	28	211,662	28	174,474	26
Other income, net	4,372	2	1,954	1	11,066	1	5,991	1

Earnings before income taxes and minority interest	90,172	32	69,374	29	222,728	29	180,465	27
Income tax expense	32,343	11	24,688	10	80,129	10	64,220	10

Net earnings before minority interest	57,829	21	44,686	19	142,599	19	116,245	17
Minority interest	(2,060)	(1)	(1,579)	(1)	(4,442)	(1)	(3,682)	—

Net earnings	$55,769	20%	$43,107	18%	$138,157	18%	$112,563	17%

                Airfreight net revenues increased 10% and 9% for the three and nine-month periods ended September 30, 2005, respectively, as compared with the same periods for 2004.  These increases are primarily the result of increases in airfreight tonnage of 7% and 6% for the three and nine-month periods ended September 30, 2005, respectively, as compared with the same periods for 2004.  The Company’s Far East airfreight net revenues for the three and nine-month periods ended September 30, 2005, increased 16% and 7%, respectively, compared with the same periods in 2004.  North American 2005 airfreight net revenues increased 3% and 10%, respectively, for the three and nine-month periods ended September 30, 2005.

                Ocean freight volumes, measured in terms of forty-foot container equivalent units (FEUs), increased 16% and 20% for the three and nine-month periods ended September 30, 2005, respectively, as compared with the same periods for 2004, while ocean freight and ocean services net revenues increased 28% and 21%, respectively, during the same periods. The difference in these two growth rates is a result of an increase in ocean freight yields of 212 basis points and 35 basis points, respectively, for the three and nine-month periods ended September 30, 2005.

The Company continued its focus of offering competitive rates to customers at the retail level, while leveraging freight volumes to obtain favorable rates from carriers at the wholesale level.  These increased marketing efforts resulted in the Company’s

Far East ocean freight net revenues for the three and nine-month periods ended September 30, 2005, increasing 34% and 22%, respectively, compared with the same periods in 2004.  North American ocean freight net revenues increased 31% and 24%, respectively, for the three and nine-month periods ended September 30, 2005.

Customs brokerage and other services net revenues increased 17% for both the three and nine-month periods ended September 30, 2005, as compared with the same periods for 2004 as a result of the Company’s continuing reputation for providing high quality service.  Consolidation within the customs brokerage market has also contributed to this increase as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program.  In addition, increased emphasis on regulatory compliance continues to benefit the Company’s customs brokerage offerings.

Salaries and related costs increased 17% and 15% during the three and nine-month periods ended September 30, 2005, as compared with the same periods in 2004 as a result of (1) the Company’s increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels.  Salaries and related costs as a percentage of net revenues remained the same for the three and nine-month periods ended September 30, 2005, respectively, as compared with the same periods in 2004.  The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the growth in revenues, net revenues and net earnings for the three and nine-month periods ended September 30, 2005 are a result of the incentives inherent in the Company’s compensation program.

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

                Other operating expenses increased 5% and 7% for the three and nine-month periods ended September 30, 2005, as compared with the same periods in 2004 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company’s growing operations.  Other operating expenses as a percentage of net revenues decreased 2% for both the three and nine-month periods ended September 30, 2005, as compared with the same periods in 2004. Management believes that this was significant as it reflects the successful achievement of cost containment objectives initiated at the branch level. The ability to sustain these savings into future periods is contingent upon branch level management’s ability to adhere to these objectives.

                Other income, net, increased 124% and 85% for the three and nine-month periods ended September 30, 2005, respectively, as compared with the same periods in 2004.  Due to higher interest rates on higher average cash balances and short-term investments during the third quarter of 2005, interest income increased by $1,595 and $4,203 for the three and nine months ended September 30, 2005, respectively, as compared with the same periods for 2004.  Net foreign currency losses in the third quarter of 2005 were $91 compared to net foreign currency losses of $96 in the third quarter of 2004.  Net foreign currency gains were $580 for the nine months ended September 30, 2005, compared to net foreign currency gains of $93 for the same period in 2004.

                The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations.  The Company’s consolidated effective income tax rates during the three and nine-month periods ended September 30, 2005, of 35.87% and 35.98%, respectively, are comparable to the 35.59% rate for the three and nine months in the same periods in 2004.  If the Company adopts a plan under Internal Revenue Code (IRC) 965 the Company’s 2005 tax rate will be lower than prior years.  This lower tax rate will only affect 2005.

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

                The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. Dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents.  The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely or the short-term financial outlook is such that hedging is the way to avoid short-term exchange losses.  Any such hedging activity during the three and nine months ended September 30, 2005 and 2004 was insignificant.  For the three and nine months ended September 30, 2005, the Company had an approximate $91 in foreign exchange losses and $580 in foreign exchange gains, respectively, on a net basis. For the same periods of 2004, respectively, the Company had an approximate $96 in foreign exchange losses and $93 in foreign exchange gains, respectively, on a net basis.

Sources of Growth

                During the third quarter of 2005, the Company opened 4 full-service offices (*) and 2 satellite offices (+), as follows:

Europe	Far East
Aberdeen, Scotland*	Laem Chabang, Thailand+
Ningbo, China*
Surabaya, Indonesia*
Johor Bahru, Malaysia*
Da Nang, Vietnam+

                Surabaya and Johor Bahru went from being satellites to full-service offices.  All other openings were start-ups.

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

                Internal Growth - Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year.   The table below presents “same store” comparisons for the three and nine months ended September 30, 2005 (which is the measure of any increase from the same period of 2004) and for the three and nine months ended September 30, 2004 (which measures growth over 2003).

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net revenue	17%	21%	14%	21%
Operating income	27%	36%	21%	36%

Liquidity and Capital Resources

                The Company’s principal source of liquidity is cash generated from operating activities.  Net cash provided by operating activities for the three and nine months ended September 30, 2005, was $53 million and $196 million, as compared with $33 million and $143 million for the same periods of 2004.  The $20 million increase for the three months and the $53 million increase for the nine months ended September 30, 2005, is principally due to increased net earnings and a favorable swing in the timing of receipts and disbursements represented by the accounts receivable and accounts payable balances.

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

                Cash used in investing activities for the three and nine months ended September 30, 2005, was $22 million and $66 million, as compared with $29 million and $49 million during the same periods of 2004.  The largest use of cash in investing activities is cash paid for capital expenditures.  As a non-asset based provider of integrated logistics services, the Company does not own any physical means of transportation (i.e., airplanes, ships, trucks, etc.).  However, the Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight.  The Company routinely invests in technology, office furniture and equipment and leasehold improvements.  In the third quarter of 2005, the Company made capital expenditures of $23 million as compared with $29 million for the same period in 2004.  Capital expenditures in the third quarter of 2005 and 2004 related primarily to investments in property.  The Company currently expects to spend approximately $30 million for non-real estate capital expenditures in 2005.  Non-real estate capital expenditures include leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures.  Total capital expenditures in 2005 are expected to exceed $80 million.  The Company expects to finance capital expenditures in 2005 with cash.

                Cash used in financing activities during the three and nine months ended September 30, 2005 were $9 million and $66 million as compared with $.032 million and $12 million for the same periods in 2004.  The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market.  In 2005, the Company established a policy of repurchasing stock to prevent growth in issued and outstanding shares as a result of stock option exercises.  The increase in cash used in financing activities during the three and nine months ended September 30, 2005 compared with the same periods in 2004 is primarily the result of this new policy.

                At September 30, 2005, working capital was $576 million, including cash and short-term investments of $462 million.  The Company had no long-term debt at September 30, 2005.

                The Company maintains international and domestic unsecured bank lines of credit.   At September 30, 2005, the U.S. facility totaled $50 million and international bank lines of credit totaled $10 million.  In addition, the Company maintains a bank facility with its U.K. bank for $12 million.  At September 30, 2005 the Company had no amounts outstanding on these lines of credit but was contingently liable for $55 million from standby letters of credit and guarantees related to these lines of credit and other obligations.  The guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

                Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

                In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At September 30, 2005, cash and cash equivalent balances of $331 million were held by the Company’s non-U.S. subsidiaries, of which $37 million was held in banks in the United States.

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

                Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. Dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% weakening of the U.S. Dollar, throughout the nine months ended September 30, 2005, would have had the effect of raising operating income approximately $16 million.  An average 10% strengthening of the U.S. Dollar, for the same period, would have had the effect of reducing operating income approximately $13 million.

                The Company has approximately $7 million of intercompany transactions unsettled at any one point in time.  The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the three and nine-months ended September 30, 2005, was insignificant. The Company had no foreign currency derivatives outstanding at September 30, 2005 and 2004.  The Company follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings.  The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

                At September 30, 2005, the Company had cash and cash equivalents and short-term investments of $462 million, the vast majority of which is subject to variable short-term interest rates.  The Company had no short-term borrowings at September 30, 2005.  A hypothetical change in the interest rate of 10% would have no material impact on the Company’s earnings.

                In management’s opinion, there has been no material change in the Company’s market risk exposure in the third quarter of 2005.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

                As of September 30, 2005, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed.  Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans orPrograms
July 1-31, 2005	494	$52.51	494	8,081,629
August 1-31, 2005	—	$—	—	8,219,209
September 1-30, 2005	548,134	$54.96	548,134	7,456,974
Total	548,628	$54.96	548,628	7,456,974

                In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan.  This plan was amended in February 2001 to increase the authorization to repurchase up to 10 million shares of the Company’s common stock.  This authorization has no expiration date.  This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995.  In the third quarter of 2005, 362,013 shares were repurchased under the Non-Discretionary Stock Repurchase Plan.

                In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 100,000,000 shares of common stock.  The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increase.  This authorization has no expiration date.  This plan was announced on November 13, 2001.  In the third quarter of 2005, 186,615 shares were repurchased under the Discretionary Stock Repurchase Plan.  These discretionary repurchases were made to keep the number of issued and outstanding shares from growing as a result of stock option exercises.

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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

November 8, 2005	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer
(Principal Executive Officer)

November 8, 2005	/s/ R. JORDAN GATES
R. Jordan Gates, Executive Vice President-Chief Financial Officer
(Principal Financial and Accounting Officer)

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Form 10-Q Index and Exhibits

September 30, 2005

Exhibit Number	Description
31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of theSarbanes-Oxley Act of 2002