Form 10-K
period 2005-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2006-03-16
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒                                                                                                Accelerated filer ☐                                                                                          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

At June 30, 2005, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $4,551,854,523.

At March 9, 2006 the number of shares outstanding of registrant’s Common Stock was 106,830,520.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2006 Annual Meeting of Shareholders to be held on May 3, 2006 are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

In accordance with the provisions of the Litigation Reform Act, the Company is making readers aware that forward-looking statements, because they relate to future events, are by their very nature subject to many important risk factors which could cause actual results to differ materially from those contained in the forward-looking statements. For an identification of risk factors and their potential significance, see Item 1A.  For additional information about forward-looking statements, see “Safe Harbor for Forward-Looking Statements Under Securities Litigation Reform Act of 1995; Certain Cautionary Statements” immediately preceding Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

PART I

ITEM 1—BUSINESS

Expeditors International of Washington, Inc. is engaged in the business of providing global logistics services.  The Company offers its customers a seamless international network supporting the movement and strategic positioning of goods.  The Company’s services include the consolidation or forwarding of air and ocean freight.  In each United States office, and in many overseas offices, the Company acts as a customs broker.  The Company also provides additional services including distribution management, vendor consolidation, cargo insurance, purchase order management and customized logistics information.  The Company does not compete for domestic freight, overnight courier or small parcel business and does not own aircraft or steamships.

The Company, including its majority-owned subsidiaries, operates full service offices (•) in the cities identified below.  Full service offices have also been established in locations where the Company maintains unilateral control over assets and operations and where the existence of the parent-subsidiary relationship is maintained by means other than record ownership of voting stock (#).   In other cities, the Company contracts with independent agents to provide required services and has established approximately 110 such relationships world-wide.  Locations where Company employees perform sales and customer service functions are identified below as international service centers (*).  Wholly owned locations operating under the supervision and control of another full service office are identified as satellite offices (+).  In each case, the opening date for the full service office, international service center or satellite office is set forth in parenthesis.

NORTH AMERICA

UNITED STATES	• Dallas (5/92)	• Pittsburgh (6/99)	MEXICO
• Seattle (5/79)	• Columbus (6/92)	• Savannah (3/00)	• Mexico City (6/95)
• Chicago (7/81)	• Charlotte (7/92)	+ Milwaukee (7/00)	• Nuevo Laredo (4/97)
• San Francisco (7/81)	• Newark (9/94)	• Kansas City (8/00)	• Guadalajara (9/97)
• New York (11/81)	• Philadelphia (3/95)	• Washington, D.C. (9/00)	• Nogales (1/99)
• Los Angeles (5/82)	• Charleston (6/95)	• Nashville (10/01)	• Ciudad Juarez (5/00)
• Atlanta (8/83)	• Memphis (8/95)	+ Huntsville (12/02)	• Monterrey (1/05)
• Boston (11/85)	• Salt Lake City (11/95)	• Austin (2/03)
• Miami (3/86)	+ Syracuse (4/96)	• Orlando (8/03)	SOUTH AND CENTRAL AMERICA
• Minneapolis (7/86)	• Norfolk (9/96)	• Tampa (9/03)
• Denver (2/88)	• Indianapolis (11/96)	+ New Orleans (9/04)	ARGENTINA
• Detroit (7/88)	+ Port Huron-Blue Water Bridge (12/96)		• Buenos Aires (1/98)
• Portland (7/88)	+ Detroit-Ambassador Bridge (12/96)	PUERTO RICO
• Cincinnati (8/89)	+ Lewiston-Queenston (12/96)	• San Juan (5/95)	BRAZIL
• Cleveland (7/90)	• Buffalo-Peace Bridge (1/97)		• Sao Paulo (9/95)
• Phoenix (7/91)	• El Paso (1/97)	CANADA	• Rio de Janeiro (9/95)
• Louisville (10/91)	• Laredo (2/97)	• Toronto (5/84)	• Campinas (9/95)
• St. Louis (4/92)	• Nogales (2/97)	• Vancouver (9/95)	+ Santos (10/97)
• Houston (4/92)	• San Diego (7/97)	+ Windsor (6/98)	• Manaus (7/00)
• Baltimore (4/92)	+ Rochester (10/97)	• Montreal (4/99)	• Porto Alegre (1/05)
	• McAllen (4/98)	• Calgary (9/04)

CHILE	JAPAN	FRANCE	• Glasgow (4/92)
• Santiago (2/95)	• Tokyo (1/01)	• Paris (1/97)	• Bristol (3/97)
+ Concepcion (4/03)	• Osaka (1/01)	• Mulhouse (1/97)	• East Midlands (1/99)
		• Lyon (1/97)	+ Hull (1/00)
COLOMBIA	KOREA	• Lille (3/97)	• Belfast (9/01)
• Bogota (12/98)	+ Pusan (10/94)	• Bordeaux (7/00)	• Aberdeen (9/05)
+ Cali (12/98)	• Seoul (10/94)
+ Medellin (7/00)	+ Bupyung (6/96)	GERMANY	AUSTRALASIA
	+ Chonan (6/96)	• Frankfurt (4/92)
COSTA RICA	+ Kwangju (6/96)	• Munich (4/92)	AUSTRALIA
• San Jose (10/03)	+ Kumi (6/96)	• Dusseldorf (4/92)	• Sydney (8/88)
	+ Masan (6/96)	• Stuttgart (4/92)	• Melbourne (8/88)
PERU	+ Taegu (6/96)	• Hamburg (1/93)	• Brisbane (10/93)
• Lima (12/05)		• Nuremberg (1/01)	• Perth (12/94)
	MALAYSIA	+ Hannover (1/05)	• Adelaide (10/97)
VENEZUELA	• Penang (11/87)
• Caracas (1/01)	• Kuala Lumpur (6/90)	HUNGARY	FIJI
	• Johor Bahru (11/94)	• Budapest (4/00)	* Nadi (7/96)
ASIA			* Suva (5/97)
	MARIANA ISLANDS	IRELAND
BANGLADESH	• Saipan (7/00)	• Dublin (3/97)	NEW ZEALAND
• Dhaka (6/89)		• Cork (3/97)	• Auckland (8/88)
+ Chittagong (8/93)	PHILIPPINES	• Shannon (3/97)
	• Manila (8/98)		NEAR/MIDDLE EAST
CAMBODIA	+ Olongapo City (8/98)	ITALY
• Phnom Penh (4/00)	+ Mandaue City (9/99)	• Milan (4/93)	EGYPT
		• Verona (4/93)	• Cairo (2/95)
CHINA	SINGAPORE	• Florence (3/98)	+ Alexandria (2/95)
• Guangzhou (4/94)	• Singapore (9/81)	+ Turin (4/05)
• Beijing (7/94)			GREECE
• Dalian (7/94)	TAIWAN	THE NETHERLANDS	• Athens (2/99)
• Shanghai (7/94)	• Taipei (9/81)	• Amsterdam (6/94)	+ Thessaloniki (2/99)
• Shenzhen (7/94)	+ Kaohsiung (9/81)	• Rotterdam (3/95)
• Qingdao (7/94)	+ Taichung (9/81)		INDIA
• Tianjin (7/94)	+ Hsin-Chu (9/89)	POLAND	• New Delhi (7/96)
+ Xi’an (7/94)		• Warsaw (2/05)	• Mumbai (Bombay) (1/97)
• Xiamen (7/94)	THAILAND		• Bangalore (6/97)
+ Chengdu (9/00)	• Bangkok (9/94)	PORTUGAL	• Chennai (Madras) (6/97)
• Ningbo (7/01)	+ Laem Chabang (8/05)	• Lisbon (10/91)	+ Hyderabad (9/01)
+ Suzhou (9/01)		• Oporto (10/91)	+ Tiruppur (3/05)
+ Zhongshan (9/01)	VIETNAM
+ Hangzhou (10/01)	• Ho Chi Minh City (5/00)	SPAIN	KUWAIT
+ Kunshan (12/01)	• Hanoi (3/04)	• Barcelona (1/94)	# Kuwait City (7/97)
+ Fuzhou (6/02)	+ Da Nang (9/05)	• Madrid (1/94)
+ Yantai (11/02)		• Alicante (4/96)	LEBANON
+ Shenyang (12/02)	EUROPE		• Beirut (8/99)
+ Wuhan (1/03)		SWEDEN
+ Huizhou (12/03)	AUSTRIA	• Stockholm (1/94)	PAKISTAN
+ Zhuhai (12/03)	• Vienna (11/95)	• Goteborg (1/94)	• Karachi (9/96)
+ Foshan (1/04)		+ Malmoe (3/05)	• Lahore (9/96)
+ Chongqing (7/04)	BELGIUM		+ Sialkot (6/03)
• Dongguan (2/05)	• Brussels (7/90)	SWITZERLAND
• Nanjing (3/05)	+Antwerp (4/91)	• Chiasso (2/01)	SAUDI ARABIA
• Macau (5/05)		• Zurich (10/05)	# Riyadh (7/92)
	THE CZECH REPUBLIC		# Jeddah (7/92)
HONG KONG	• Prague (6/98)	UNITED KINGDOM
• Kowloon (9/81)		• London (4/86)	SRI LANKA
	FINLAND	• Manchester (11/88)	• Colombo (3/95)
INDONESIA	• Helsinki (4/94)	• Birmingham (3/90)
• Jakarta (12/90)
• Surabaya (2/92)

		AFRICA	MADAGASCAR
TURKEY	U.A.E.		• Antananarivo (11/01)
• Ankara (1/99)	* Abu Dhabi (1/94)	SOUTH AFRICA
• Istanbul (1/99)	• Dubai (10/98)	• Johannesburg (3/94)	MAURITIUS
• Izmir (1/99)		• Durban (3/94)	• Port Louis (7/99)
• Mersin (1/99)	CYPRUS	• Capetown (1/97)
+ Adana (1/99)	* Nicosia (6/96)	+ Maseru (6/03)
	* Larnaca (1/98)	+ Port Elizabeth (7/03)

The Company was incorporated in the State of Washington in May 1979.  Its executive offices are located at 1015 Third Avenue, 12th Floor, Seattle, Washington, and its telephone number is (206) 674-3400.

The Company’s internet address is http://www.expeditors.com.  The Company makes available free of charge through its internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).

For information concerning the amount of revenues, net revenues, operating income, identifiable assets, capital expenditures and depreciation and amortization attributable to the geographic areas in which the Company conducts its business, see Note 9 to the Consolidated Financial Statements.

Beginning in 1981, the Company’s primary business focus was on airfreight shipments from Asia to the United States and related customs brokerage and other services.  In the mid-1980’s, the Company began to expand its service capabilities in export airfreight, ocean freight and distribution services.  Today the Company offers a complete range of global logistics services to a diversified group of customers, both in terms of industry specialization and geographic location.  As opportunities for profitable growth arise, the Company plans to create new offices.  While the Company has historically expanded through organic growth, the Company has also been open to growth through acquisition of, or establishing joint ventures with, existing agents or others within the industry.

Airfreight Services

Airfreight services accounted for approximately 37, 39, and 37 percent of the Company’s 2005, 2004, and 2003 consolidated revenues net of freight consolidation expenses (“net revenues”), respectively.  When performing airfreight services, the Company typically acts either as a freight consolidator or as an agent for the airline which carries the shipment.  When acting as a freight consolidator, the Company purchases cargo space from airlines on a volume basis and resells that space to its customers at lower rates than the customers could obtain directly from airlines.  When moving shipments between points where the volume of business does not facilitate consolidation, the Company receives and forwards individual shipments as the agent of the airline which carries the shipment. Whether acting as an agent or consolidator, the Company offers its customers knowledge of optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with space availability in periods of peak demand.

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

The Company estimates its average airfreight consolidation weighs approximately 3,500 to 4,500 pounds and a typical consolidation includes merchandise from several shippers.  Because shipment by air is relatively expensive compared with ocean transportation, air shipments are generally characterized by a high value-to-weight ratio, the need for rapid delivery, or both.

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

Customs Brokerage and Other Services

Customs brokerage and other services accounted for approximately 38, 38, and 37 percent of the Company’s 2005, 2004, and 2003 consolidated net revenues, respectively.  As a customs broker, the Company assists importers to clear shipments through customs by preparing required documentation, calculating and providing for payment of duties on behalf of the importer, arranging for any required inspections by governmental agencies, and arranging for delivery.  The Company also provides other value added services at destination such as warehousing and product distribution, time definite transportation and inventory management.  None of these other services are currently individually significant to the Company’s net revenues.

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

During 1996 the Company established a subsidiary, Expeditors Tradewin, L.L.C., to respond to customer driven requests for high-end customs consulting services.  The demand for these services was stimulated by the changes made by Customs and Border Protection of the Department of Homeland Security in response to the 1993 Customs Modernization Act.  Fees for these non-transactional services are based upon hourly billing rates and bids for mutually agreed procedures.

Ocean Freight and Ocean Services

Ocean freight services accounted for approximately 25, 23, and 26 percent of the Company’s 2005, 2004, and 2003 consolidated net revenues, respectively.  The Company’s revenues as an ocean freight forwarder are derived from commissions paid by the carrier and revenues from fees charged to customers for ancillary services which the Company may provide, such as preparing documentation, procuring insurance, arranging for packing and crating services, and providing consultation.  The Company operates Expeditors International Ocean (“EIO”), a Non-Vessel Operating Common Carrier (“NVOCC”) specializing in ocean freight consolidation from Asia to the United States.   EIO also provides service, on a smaller scale, to and from any location where the Company has an office or agent.  As an NVOCC, EIO contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate.  EIO solicits Less-than Container Load (“LCL”) freight to fill the containers and charges lower rates than those available directly from shipping lines.  EIO also handles full container loads for customers that do not have annual shipping volumes sufficient to negotiate comparable contracts directly with the ocean carriers.  The Company does not own vessels and generally does not physically handle the cargo.

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

Unlike many of its competitors, who have tended to grow by merger and acquisition, the Company operates the same accounting and transportation computer software, running on a common hardware platform, in all of its full-service locations.  Small and middle-tier competitors, in general, do not have the resources available to develop these customized systems.  As a result, there is a significant amount of consolidation currently taking place in the industry.  Management expects that this trend toward consolidation will continue for the short- to medium-term.  Historically, growth through aggressive acquisition has proven to be a challenge for many of the Company’s competitors and typically involves the purchase of significant “goodwill.”  As a result, the Company has pursued a strategy emphasizing organic growth supplemented by certain strategic acquisitions.

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

Environmental

In the United States, the Company is subject to Federal, state and local provisions regulating the discharge of materials into the environment or otherwise for the protection of the environment.  Similar laws apply in many other jurisdictions in which the Company operates.  Although current operations have not been significantly affected by compliance with these environmental laws, governments are becoming increasingly sensitive to environmental issues, and the Company cannot predict what impact future environmental regulations may have on its business.  The Company does not anticipate making any material capital expenditures for environmental control purposes during the remainder of the current or succeeding fiscal years.

Employees

At January 31, 2006, the Company employed approximately 10,600 people, 3,900 in the United States and 625 in the balance of North America, 525 in South America, 1,460 in Europe, 2,900 in Asia & Australasia, 900 in the Near/Middle East and 290 in Africa.  Approximately 1,500 of the Company’s employees are engaged principally in sales and marketing and customer service, 6,525 in operations and 2,575 in finance and administration.  The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be satisfactory.

In order to retain the services of highly qualified, experienced, and motivated employees, the Company places considerable emphasis on its incentive compensation programs and stock option plans.

Executive Officers of the Registrant

                                                The following table sets forth the names, ages, and positions of current executive officers of the Company.

Name	Age	Position
Peter J. Rose	62	Chairman and Chief Executive Officer and director
James L.K. Wang	57	President-Asia and director
Glenn M. Alger	49	President and Chief Operating Officer
Rommel C. Saber	48	President-Europe, Africa, Near/Middle East and Indian Subcontinent
Robert L. Villanueva	53	President-The Americas
Sandy K.Y. Liu	58	Chief Operating Officer-Asia
R. Jordan Gates	50	Executive Vice President-Chief Financial Officer and director
Timothy C. Barber	46	Executive Vice President-Global Sales
Rosanne Esposito	54	Executive Vice President-Global Customs
Eugene K. Alger	45	Senior Vice President-North America
L. Manfred Amberger	57	Senior Vice President-Continental Europe
Jean Claude Carcaillet	60	Senior Vice President-Australasia
Philip M. Coughlin	45	Senior Vice President-North America
Roger A. Idiart	52	Senior Vice President-Air Cargo
Jeffrey J. King	51	Senior Vice President-General Counsel and Secretary
Charles J. Lynch	45	Senior Vice President-Corporate Controller
Jeffrey S. Musser	40	Senior Vice President and Chief Information Officer
Daniel R. Wall	37	Senior Vice President-Ocean Services

Peter J. Rose has served as a director and Vice President of the Company since July 1981.  Mr. Rose was elected a Senior Vice President of the Company in May 1986, Executive Vice President in May 1987, President and Chief Executive Officer in October 1988, and Chairman and Chief Executive Officer in May 1991.

James L.K. Wang has served as a director and the Managing Director of Expeditors International Taiwan Ltd., the Company’s former exclusive Taiwan agent, since September 1981.  In 1991, Mr. Wang’s employment agreement was assigned to E.I. Freight (Taiwan), Ltd., the Company's exclusive Taiwan agent through 2004.  Mr. Wang's contract is now assigned to ECI Taiwan Co. Ltd., a wholly-owned subsidiary of the Company.  In October 1988, Mr. Wang became a director of the Company and its Director-Far East, and Executive Vice President in January 1996.  In May 2000, Mr. Wang was elected President-Asia.

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

Rommel C. Saber joined the Company as Director-Near/Middle East in February 1990 and was elected Senior Vice President-Sales and Marketing in January 1993.  Mr. Saber was elected Senior Vice President-Air Export in September 1993.  In July 1997 he was elected Senior Vice President Near/Middle East and Indian Subcontinent and Executive Vice President-Europe, Africa and Near/Middle East in August 2000.  In February 2006, Mr. Saber was elected President-Europe, Africa, Near/Middle East and Indian Subcontinent.

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

Jeffrey S. Musser joined the Company in February 1983.  Mr. Musser was promoted to District Manager in October 1989 and Regional Vice President in September 1999.  Mr. Musser was elected Senior Vice President-Chief Information Officer in January 2005.

Daniel R. Wall joined the Company in March 1987.  Mr. Wall was promoted to District Manager in May 1992 and Global Director-Account Management in March 2002.  Mr. Wall was elected Vice President-ECMS in January 2004 and Senior Vice President-Ocean Services in September 2004.

Regulation

With respect to the Company’s activities in the air transportation industry in the United States, it is subject to regulation by the Transportation Safety Administration of the Department of Homeland Security as an indirect air carrier.  The Company’s overseas offices and agents are licensed as airfreight forwarders in their respective countries of operation.  The Company is licensed in each of its offices or in the case of its newer offices, has made application for a license, as an airfreight forwarder by the International Air Transport Association (“IATA”). IATA is a voluntary association of airlines which prescribes certain operating procedures for airfreight forwarders acting as agents for its members.  The majority of the Company’s airfreight forwarding business is conducted with airlines which are IATA members.

The Company is licensed as a customs broker by Customs and Border Protection (“CBP”) of the Department of Homeland Security in each U.S. customs district in which it does business.  All United States customs brokers are required to maintain prescribed records and are subject to periodic audits by CBP.  In other jurisdictions in which the Company performs clearance services, the Company is licensed by the appropriate governmental authority.

The Company is registered as an Ocean Transportation Intermediary by the Federal Maritime Commission (“FMC”).  The FMC

has established certain qualifications for shipping agents, including certain surety bonding requirements.  The FMC also is responsible for the economic regulation of NVOCC activity originating or terminating in the United States.  To comply with these economic regulations, vessel operators and NVOCCs, such as EIO, are required to file tariffs electronically which establish the rates to be charged for the movement of specified commodities into and out of the United States.  The FMC has the power to enforce these regulations by assessing penalties.

The Company does not believe that current United States and foreign governmental regulations impose significant economic restraint upon its business operations.  In general, the Company conducts its business activities in each country through a majority-owned subsidiary corporation that is organized and existing under the laws of that country.  However, the regulations of foreign governments can impose barriers to the Company’s ability to provide the full range of its business activities in a wholly or majority United States-owned subsidiary.  For example, foreign ownership of a customs brokerage business is prohibited in some jurisdictions and less frequently the ownership of the licenses required for freight forwarding and/or freight consolidation is restricted to local entities.  When the Company encounters this sort of governmental restriction, it works to establish a legal structure that meets the requirements of the local regulations while also giving the Company the substantive operating and economic advantages that would be available in the absence of such regulation. This can be accomplished by creating a joint venture or exclusive agency relationship with a qualified local entity that holds the required license.  In cases where the Company has unilateral control over the assets and operations of the local entity, notwithstanding the lack of technical majority ownership of common stock, the Company consolidates the accounts of the local entity.  In such cases, consolidation is necessary to fairly present the financial position and results of operations of the Company because of the existence of the parent-subsidiary relationship by means other than record ownership of voting common stock.

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

The Company maintains marine cargo insurance covering claims for losses attributable to missing or damaged shipments for which it is legally liable.  The Company also maintains insurance coverage for the property of others which is stored in Company warehouse facilities.  This insurance coverage is provided by a Vermont based insurance entity wholly owned by the Company.  The coverage is fronted and reinsured by a global insurance company.  The total risk retained by the Company in 2005 was approximately $3 million, although actual and estimated losses are expected to be less.  This self-retention will increase to $4 million as of February 2006.  In addition, the Company is licensed as an insurance broker through its subsidiary, Expeditors Cargo Insurance Brokers, Inc. and places stand alone insurance coverage for other customers.

ITEM 1A – RISK FACTORS

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

Regulatory Environment

As a publicly traded corporation, the Company is affected by regulations from a number of sources. The current business environment tends to stress the avoidance of risk through regulation and oversight, the effect of which is likely to be unforeseen costs and potentially unforeseen consequences.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 — PROPERTIES

The Company owns the following properties:

Location	Nature of Property

United States:
Seattle, Washington	Office buildings
Near Seattle-Tacoma International Airport (in Washington)	Office building
Houston, Texas	Office and warehouse
Nassau County, New York	Office and warehouse
Middlesex County, New Jersey	Office and warehouse
Near San Francisco International Airport (in California)	Office and warehouse
Near Los Angeles International Airport (in California)	Office and warehouse
Near O’Hare International Airport (in Illinois)	Office and warehouse
Asia:
Tsim Sha Tsui East district of Kowloon, Hong Kong	Office
Taipei, Taiwan	Office
Seoul, Korea	Office
Europe:
Brussels, Belgium	Office and warehouse
Dublin, Ireland	Office and warehouse
Cork, Ireland	Office and warehouse
Near Heathrow Airport (in London, England)	Acreage
Latin America:
Alajuela, Costa Rica	Office building
Middle East:
Cairo, Egypt	Office and warehouse

The Company leases and maintains 69 additional offices and satellite locations in the United States and 199 offices throughout the world, each located close to an airport, ocean port, or on an important border crossing.  The majority of these facilities contain warehouse facilities.  Lease terms are either on a month-to-month basis or terminate at various times through 2013.  See Note 7 to the Company’s Consolidated Financial Statements for lease commitments.  As an office matures, the Company will investigate the possibility of building or buying suitable facilities.    The Company believes that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.

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

Quarter	Common Stock		Quarter	Common Stock
2005	High	Low	2004	High	Low
First	$57.75	52.51	First	$41.00	35.70
Second	54.31	47.17	Second	49.50	39.38
Third	57.00	49.47	Third	53.34	45.15
Fourth	72.74	53.75	Fourth	58.40	47.92

There were 2,008 shareholders of record as of March 10, 2006.  Management estimates that there were approximately 95,770 beneficial shareholders at that date.

The Board of Directors declared semi-annual dividends during the two most recent fiscal years as follows:

June 15, 2005	$.15
December 15, 2005	$.15

June 15, 2004	$.11
December 15, 2004	$.11

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number
			Total Number of Shares	of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased	Paid per Share	Plans or Programs	Programs
October 1-31, 2005	111,938	$59.05	111,938	9,590,440
November 1-30, 2005	406,606	71.47	406,606	9,562,676
December 1-31, 2005	159,747	68.95	159,747	9,467,166
Total	678,291	$68.83	678,291	9,467,166

In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan.  This plan was amended in February 2001 to increase the authorization to repurchase up to 10 million shares of the Company’s common stock.  This authorization has no expiration date.  This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995.  In the fourth quarter of 2005, 159,331 shares were repurchased under the Non-Discretionary Stock Repurchase Plan.

In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 100,000,000 shares of common stock.  The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increase.  This authorization has no expiration date.  This plan was announced on November 13, 2001.  In the fourth quarter of 2005, 518,960 shares were repurchased under the Discretionary Stock Repurchase Plan.  These discretionary repurchases were made to keep the number of issued and outstanding shares from growing as a result of stock option exercises.

ITEM 6 — SELECTED FINANCIAL DATA

Financial Highlights

In thousands except per share data

	2005	2004	2003	2002	2001

Revenues	$3,901,781	3,317,499	2,624,941	2,296,903	1,883,070
Net earnings	218,634	156,126	121,952	112,529	97,243
Basic earnings per share	2.05	1.47	1.16	1.08	.93
Diluted earnings per share	1.96	1.41	1.12	1.03	.89
Cash dividends paid per share	.30	.22	.16	.12	.10
Working capital	589,460	521,544	383,614	250,920	238,287
Total assets	1,566,044	1,364,053	1,044,078	879,948	688,437
Shareholders’ equity	913,721	807,404	645,501	523,812	414,623
Basic weighted average shares outstanding	106,778	106,384	104,733	103,893	104,160
Diluted weighted average shares outstanding	111,634	110,818	109,002	108,881	109,741

All share and per share information have been adjusted to reflect a 2-for-1 stock split effected in June, 2002.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES

LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. The words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Securities Litigation Reform Act.  Such statements are qualified in their entirety by reference to and are accompanied by the discussion in Item 1A of certain important factors that could cause actual results to differ materially from such forward-looking statements.

The risks included in Item 1A are not exhaustive.  Furthermore, reference is also made to other sections of this report which include additional factors which could adversely impact the Company’s business and financial performance.  Moreover, the Company operates in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all of such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Accordingly, forward-looking statements cannot be relied upon as a guarantee of actual results.

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

The Company derives its revenues from three principal sources:  1) airfreight, 2) ocean freight, and 3) customs brokerage and other services.  These are the revenue categories presented in the financial statements.

The Company is managed along four geographic areas of responsibility:  The Americas; Asia; Europe, Africa, Near/Middle East and Indian Subcontinent (EMAIR); and Australasia.  Each area is divided into sub-regions which are composed of several operating units with individual profit and loss responsibility.  The Company’s business involves shipments between operating units and typically touches more than one geographic area.  The nature of the international logistics business necessitates a high degree of communication and cooperation between operating units.  Because of this inter-relationship between operating units, it is very difficult to look at one geographic area and draw meaningful conclusions as to its contribution to the Company’s overall success on a stand-alone basis.

The Company’s operating units share revenue according to arms-length industry conventions.  The Company’s strategy closely links compensation with operating unit profitability.  Individual success likely involves cooperation with other operating units.

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

As further discussed under liquidity and capital resources, total capital expenditures in 2006 are expected to exceed $165 million.

In terms of the opportunities, challenges and risks that management focused on in 2005, the Company operates in 58 countries throughout the world in the competitive global logistics industry and Company activities are tied directly to the global economy.  From the inception of the Company, management has believed that the elements required for a successful global service organization can only be assured through recruiting, training, and ultimately retaining superior personnel.  The Company’s greatest challenge is now and always has been perpetuating a consistent global culture which demands:

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period of the registrant's first fiscal year beginning on or after June 15, 2005, with early adoption encouraged.  In addition, SFAS No. 123R will cause unrecognized expense (based on the amount in the Company’s pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period.  The Company has adopted SFAS No. 123R as of January 1, 2006.  Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  The Company will continue to use the Black-Scholes model for valuing option expense and will amortize the compensation expense using the straight-line prorated method.  The Company has elected to use the modified retrospective method of transitioning to SFAS No. 123R.  Under the modified retrospective method, beginning with the report on form 10-Q for the first quarter of 2006, the Company will restate all periods presented.  The adoption of SFAS No. 123R will have a material impact on the consolidated balance sheet, the consolidated results of operations, earnings per share and consolidated statement of cash flows.

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for 2005, 2004, and 2003, expressed as percentages of net revenues.  Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

	2005		2004		2003
In thousands	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues

Net revenues:
Airfreight	$391,773	37%	$348,949	39%	$278,968	37%
Ocean freight and ocean services	260,261	25	210,967	23	191,116	26
Customs brokerage and other services	407,575	38	346,321	38	280,426	37

Net revenues	1,059,609	100	906,237	100	750,510	100

Operating expenses:
Salaries and related costs	557,730	53	479,364	53	398,475	53
Other	197,369	18	185,828	20	165,273	22

Total operating expenses	755,099	71	665,192	73	563,748	75

Operating income	304,510	29	241,045	27	186,762	25
Other income, net	15,644	1	8,535	1	8,880	1

Earnings before income taxes and minority interest	320,154	30	249,580	28	195,642	26
Income tax expense	94,624	9	88,415	10	71,142	10

Net earnings before minority interest	225,530	21	161,165	18	124,500	16
Minority interest	(6,896)	—	(5,039)	(1)	(2,548)	—

Net earnings	$218,634	21%	$156,126	17%	$121,952	16%

2005 compared with 2004

Airfreight net revenues in 2005 increased 12% compared with 2004 primarily because of an increase in airfreight volumes.  Global airfreight tonnages in 2005 increased 9% compared with 2004.  The 1% decrease in airfreight yields in 2005 was primarily a result of air carrier fuel surcharges which the Company typically passes on without a profit element.  The Company’s North American export airfreight net revenues increased 13% in 2005 compared to 2004, primarily the result of increased market share attributable to focused sales activity.  Airfreight net revenues from Asia and from Europe increased 15% and 8%, respectively, for 2005 compared with 2004. These increases are the result of market price increases, partially offset by yield declines of less than 1%, and increased tonnage of 13% from Asia and 2% from Europe, primarily as a result of increased sales success.

Ocean freight volumes, measured in terms of forty-foot container equivalents (FEUs), increased 18% over 2004 while ocean freight and ocean services net revenues increased 23% during the same period.  The increase in net revenue can be attributed to cyclical market conditions and trade lane imbalances.

The Company continued its focus of offering competitive rates to customers at the retail level, while leveraging freight volumes to obtain favorable rates from carriers at the wholesale level.  The Company’s North American ocean freight net revenues increased 22% in 2005 compared to 2004.  Ocean freight net revenues from Asia increased 31% and from Europe decreased 1% for 2005 compared with 2004.  The increase in North American and Asian ocean freight net revenue are primarily a result of greater market share.  The decrease experienced in Europe is primarily due to decreased export volumes which can be attributable to the relative value of European currencies throughout the year.

Customs brokerage and other services net revenues increased 18% in 2005 as compared with 2004.  This is a result of the Company’s reputation for providing high quality service and increased opportunities within the customs brokerage market.  These opportunities arise as customers seek out customs brokers with sophisticated computerized capabilities.  In addition, the Company’s customs brokerage offerings have benefited from increased emphasis on regulatory compliance.

Salaries and related costs increased 16% in 2005 compared to 2004 as a result of (1) the Company’s increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity and (2) increased compensation levels.  Salaries and related costs remained constant as a percentage of net revenues.  The relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits.  Management believes that the growth in revenues, net revenues and net earnings for 2005 are a result of the incentives inherent in the Company’s compensation program.

This trend may not continue in 2006 and future years as a result of the adoption of SFAS 123R, which requires the expensing of the fair value of employee stock options.  Management expects salaries and related costs as a percentage of net revenues will be more volatile.

Other operating expenses increased 6% in 2005 as compared with 2004 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company’s growing operations.  Other operating expenses as a percentage of net revenues decreased 2% in 2005 as compared with 2004.  Management believes that this was significant as it reflects the successful achievement of ongoing cost containment objectives at the branch level.

Other income, net, increased 83% in 2005 as compared with 2004. Due to higher interest rates on higher average cash balances and short-term investments during 2005, interest income increased by $6 million for the year ended December 31, 2005.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations.  The Company’s consolidated effective income tax rate in 2005 of 29.6% decreased when compared with the 35.4% rate in 2004.  The lower tax rate in 2005 is primarily the result of the Company adopting a plan under Internal Revenue Code (IRC) 965, which was added by the American Jobs Creation Act.  In accordance with IRC 965, the Company recorded a one-time tax benefit of $22 million in the fourth quarter of 2005.  In order to qualify for this credit, the Company adopted a plan which requires qualified capital expenditures of approximately $105 million over the next two to three years.

2004 compared with 2003

Airfreight net revenues in 2004 increased 25% compared with 2003 primarily because of an increase in airfreight volumes.  Global airfreight tonnages in 2004 increased 23% compared with 2003.  The 1% decrease in airfreight yields in 2004 was primarily a result of air carriers increasing their rates such that the Company was unable to increase its corresponding rates to customers in a timely and effective manner.  As with the second half of 2003, the Company elected to absorb these short-term decreases in the interest of maintaining long-term customer relationships.  The Company’s North American export airfreight net revenues increased 25% in 2004 compared to 2003.  The increase is partly a recovery of the prior year decrease and partly the result of increased exports from the United States due to the weakening of the U.S. dollar.  Airfreight net revenues from Asia and from Europe increased 37% and 23%, respectively, for 2004 compared with 2003.  These increases are the result of market price increases, partially offset by yield declines of less than 1%, and increased tonnage of 26% from Asia and 18% from Europe, primarily as a result of increased sales success.

Ocean freight volumes, measured in terms of forty-foot container equivalents (FEUs), increased 29% over 2003 while ocean freight and ocean services net revenues increased only 10% during the same period.  The difference in these two growth rates is a result of a 200 basis point reduction in ocean freight yields.

The reduction in a yield is a function of two major factors:

•                Revenue from ECMS in 2004 increased only 2% over 2003 because of rate pressures on vendor consolidation fees.

•                A series of rate increases put forward by direct ocean freight carriers throughout 2004.  Due to market conditions primarily related to capacity, these rate increases, because of magnitude and frequency, could not be passed on to customers in a timely manner.

The Company continued its focus of offering competitive rates to customers at the retail level, while leveraging freight volumes to obtain favorable rates from carriers at the wholesale level.  The Company’s North American ocean freight net revenues increased in 2004 compared to 2003.  Ocean freight net revenues from Asia and from Europe increased 22% and 8%, respectively, for 2004 compared with 2003.

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

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations.  The Company’s consolidated effective income tax rate in 2004 of 35.4% decreased when compared with the 36.4% rate in 2003.  The lower tax rate in 2004 is the result of the decreased state tax expense caused by an increase in the taxable income sourced outside the United States and certain accounting adjustments made in 2003.

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

Historically, the primary competitive factors in the international logistics industry have been price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations.  The Company emphasizes quality customer service and believes that its prices are competitive with those of others in the industry.  Customers have exhibited a trend towards more sophisticated and efficient procedures for the management of the logistics supply chain by embracing strategies such as just-in-time inventory management.  The Company believes that this trend has resulted in customers using fewer service providers with greater technological capacity and consistent global coverage.  Accordingly, sophisticated computerized customer service capabilities and a stable worldwide network have become significant factors in attracting and retaining customers.

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

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents.  The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses.  Any such hedging activity during 2005, 2004 and 2003 was insignificant.  Net foreign currency gains realized in 2005, 2004 and 2003 were $862, $86 and $588, respectively.  The Company had no foreign currency derivatives outstanding at December 31, 2005 and 2004.

The Company has traditionally generated revenues from airfreight, ocean freight and customs brokerage and other services.  Historically, this annual filing has gone on to state that in light of the customer-driven trend to provide customer rates on a door-to-door basis, management foresees the potential, in the medium- to long-term, for fees normally associated with customs house brokerage to be de-emphasized and included as a component of other services offered by the Company.  We now believe we were wrong about this.

Sources of Growth

During 2005, the Company opened 12 full-service offices (•) and 5 satellite offices (+), as follows:

ASIA	EUROPE	LATIN AMERICA	NORTH AMERICA	MIDDLE EAST
Dongguan, PRC•	Warsaw, Poland•	Porto Alegre, Brazil•	Monterrey, Mexico•	Tiruppur, India+
Nanjing, PRC•	Malmoe, Sweden+	Lima, Peru•
Macau, PRC•	Turin, Italy+
Laem Chabang, Thailand+	Aberdeen, Scotland•
Ningbo, China•	Zurich, Switzerland•
Surabaya, Indonesia•
Johor Bahru, Malaysia•
Da Nang, Vietnam+

Ningbo, Surabaya and Johor Bahru converted from satellites to full-service offices in 2005.

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

Internal Growth - Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth.  This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year.  The table below presents “same store” comparisons on a year-over-year basis for the years ended December 31, 2005, 2004 and 2003.

Same store comparisons for the years ended December 31,

	2005	2004	2003
Net revenues	16%	20%	10%
Operating income	26%	29%	9%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities.  Net cash provided by operating activities for the year ended December 31, 2005 was $280 million, as compared with $193 million for 2004.  This $87 million increase is principally due to increased net earnings and deferred tax expense on unremitted foreign earnings.  The increased accounts receivable is offset by increased accounts payable, accrued expenses and taxes payable.  Increased accounts receivable is primarily due to higher billings in November and December 2005, compared to the same periods in 2004.  Increases in accounts payable and accrued expenses are a result of the Company’s attempts to manage cash flows by matching the timing of cash outflows for payments to vendors with cash inflows from collections of customer billings.

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

As a customs broker, the Company makes significant 5-10 business day cash advances for certain of its customers’ obligations such as the payment of duties to the Customs and Border Protection of the Department of Homeland Security.  These advances are made as an accommodation for a select group of credit-worthy customers.  Cash advances are a “pass through” and are not recorded as a component of revenue and expense.  The billings of such advances to customers are accounted for as a direct increase in accounts receivable to the customer and a corresponding increase in accounts payable to governmental customs authorities.  As a result of these “pass through” billings, the conventional Days Sales Outstanding or DSO calculation does not directly measure collection efficiency.

Cash used in investing activities for the year ended December 31, 2005 was $91 million, as compared with $65 million during the same period of 2004.  The largest use of cash in investing activities is cash paid for capital expenditures.  As a non-asset based provider of integrated logistics services, the Company does not own any physical means of transportation (i.e., airplanes, ships, trucks, etc.).  However, the Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight.  The Company routinely invests in technology, office furniture and equipment and leasehold improvements.

For the year ended December 31, 2005, the Company made capital expenditures of $91 million as compared with $66 million for the same period in 2004.  Capital expenditures in 2005 included $23 million for acquisitions of real estate and office/warehouse facilities in Houston, Texas and Seattle, Washington.  In addition, the Company had real estate development expenditures of $42 million related to projects in San Francisco and Los Angeles, California, Seattle, Washington and Houston, Texas.  Other capital expenditures in 2005 and 2004 related primarily to investments in technology, office furniture and equipment and leasehold improvements.  The Company currently expects to spend approximately $27 million for normal capital expenditures in 2006.  In addition to property and equipment, normal capital expenditures include leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures.  Total capital expenditures in 2006 are currently estimated to be $165 million.  This includes normal capital expenditures as noted above, plus additional real estate acquisitions and development required to carry out the Company’s plan adopted under IRC 965.  The Company expects to finance capital expenditures in 2006 with cash.

Cash used in financing activities for the year ended December 31, 2005 was $120 million as compared with $22 million for the same period in 2004.  The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market.  In 2005, the Company established a policy of repurchasing stock to prevent growth in issued and outstanding shares as a result of stock option exercises.  The increase in cash used in financing activities for the year ended December 31, 2005 compared with the same period in 2004 is primarily the result of this new policy.  During 2005 and 2004 the net use of cash in financing activities included the payment of dividends of $.30 per share and $.22 per share, respectively.

At December 31, 2005, working capital was $589 million, including cash and short-term investments of $464 million. The Company had no long-term debt at December 31, 2005.

The Company maintains international and domestic unsecured bank lines of credit.  At December 31, 2005, the United States facility totaled $50 million and the international bank lines of credit, excluding the U.K. bank facility, totaled $11 million.  In addition, the Company maintains a bank facility with its U.K. bank for $12 million which is available for short-term borrowings and issuances of standby letters of credit.  At December 31, 2005, the Company had no amounts outstanding on these lines of credit, but was contingently liable for $56 million from standby letters of credit and guarantees related to these lines of credit and other obligations.  The guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation.  The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

At December 31, 2005, the Company’s contractual obligations and other commitments are as follows:

		Payments Due by Period
In thousands	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Contractual Obligations:
Operating leases	$87,057	31,316	41,836	10,944	2,961
Unconditional purchase obligations	314,072	314,072	—	—	—
Construction obligations	13,261	13,261	—	—	—

Total contractual cash obligations	$414,390	358,649	41,836	10,944	2,961

The Company enters into short-term agreements with asset-based providers reserving space on a guaranteed basis.  The pricing of these obligations varies to some degree with market conditions.  The Company only enters into agreements that management believes the Company can fulfill with relative ease.  Historically, the Company has not paid for guaranteed space that it has not used.  Management believes, in line with historical experience, committed purchase obligations outstanding as of December 31, 2005, will be fulfilled during 2006 in the Company’s ordinary course of business.

		Amount of Commitment Expiration
In thousands	Total amounts committed	Per Period
		Less than 1 year	1 - 3 years	3 - 5 years	After 5 years

Other Commitments:
International lines of credit	$12,850	12,850	—	—	—
Standby letters of credit	55,639	52,875	1,860	777	127

Total commitments	$68,489	65,725	1,860	777	127

The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises.  As of December 31, 2005, the Company had repurchased and retired 7,150,850 shares of common stock at an average price of $21.68 per share over the period from 1994 through 2005.  During 2005, 723,135 shares were repurchased at an average price of $56.90 per share.

The Company has a Discretionary Stock Repurchase Plan under which Management is allowed to repurchase such shares as may be necessary to reduce the issued and outstanding stock to 100,000,000 shares of common stock.  As of December 31, 2005, the Company had repurchased and retired 3,463,577 shares of common stock at an average price of $37.77 per share over the period from 2001 through 2005.  During 2005, 1,463,577 shares were repurchased at an average price of $58.56.  These discretionary repurchases were made to keep the number of issued and outstanding shares from growing as a result of stock option exercises.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls.  At December 31, 2005, cash and cash equivalent balances of $263 million were held by the Company’s non-United States subsidiaries, of which $17 million was held in banks in the United States.

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

Off-Balance Sheet Arrangements

As of December 31, 2005, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (SEC) Regulation S-K.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% weakening of the U.S. dollar, throughout the year ended December 31, 2005, would have had the effect of raising operating income approximately $24 million.  An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $19 million.  This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation.  For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and depress imports into the United States over some relevant period of time, but the exact affect of this change cannot be quantified without making speculative assumptions.

As of December 31, 2005, the Company had approximately $2 million of net unsettled intercompany transactions.  The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely.  Any such hedging activity throughout the year ended December 31, 2005, was insignificant.  The Company had no foreign currency derivatives outstanding at December 31, 2005 and 2004.  The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings.  The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At December 31, 2005, the Company had cash and cash equivalents and short-term investments of $464 million, of which $342 million was invested at various short-term market interest rates.  There were no short-term borrowings at December 31, 2005.  A hypothetical change in the interest rate of 10% would not have a significant impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure between 2004 and 2005.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed on the pages listed below, as part of Part II, Item 8 of this report.

Document		Page

1.	Financial Statements and Reports of Independent Registered Public Accounting Firm:

	Reports of Independent Registered Public Accounting Firm	F-1 and F-2

Consolidated Financial Statements:

	Balance Sheets as of December 31, 2005 and 2004	F-3

	Statements of Earnings for the Years Ended December 31, 2005, 2004 and 2003	F-4

	Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003	F-5

	Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	F-6

	Notes to Consolidated Financial Statements	F-7 through F-17

2.	Financial Statement Schedules:

	Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2005, 2004 and 2003	S-1

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

As of December 31, 2005, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed.  Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The management of Expeditors International of Washington, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f).  The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  A system of internal control can provide only reasonable, not absolute assurance, that the objectives of the control system are met.  Our management, including our chief executive officer and chief financial officer, conducted an assessment of the design and operating effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, our management has concluded that, as of December 31, 2005, our internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, which is included herein at F-2.

ITEM 9B – OTHER INFORMATION

Not applicable.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to information under the caption “Proposal 1 - Election of Directors” and to the information under the caption “Section 16(a) Reporting Delinquencies” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 3, 2006.  See also Part I - Item 1 - Executive Officers of the Registrant.

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

Code of Ethics and Governance Guidelines

We have adopted a Code of Business Conduct that applies to all Company employees including, of course, our principal executive officer, principal financial officer and principal accounting officer.  The Code of Business Conduct is posted on our website at http://www.investor.expeditors.com.  We will post any amendments to the Code of Business Conduct at that location.  No amendments were made in 2005.  In the unlikely event that the Board of Directors approves any sort of waiver to the Code of Business Conduct for our executive officers or directors, information concerning such waiver will also be posted at that location.  No waivers were granted in 2005.  In addition to posting information regarding amendments and waivers on our website, the same information will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is permitted by the rules of The Nasdaq Stock Market, Inc.

ITEM 11 — EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to information under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 3, 2006.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to information under the captions “Principal Holders of Voting Securities” and “Proposal 1 - Election of Directors” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 3, 2006.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2005, regarding compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

as of December 31, 2005

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance, Other Than Securities to be Issued Upon Exercise of All Outstanding Options, Warrants and Rights

Equity Compensation Plans Approved by Security Holders	11,131,623	29.27	206,581

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	11,131,623	29.27	206,581

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to information under the caption “Executive Compensation” and “Certain Transactions” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 3, 2006.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to information under the caption “Relationship with Independent Public Accountants” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 3, 2006.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3.                   EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)	Form of Employment Agreement executed by the Company’s Chairman and Chief Executive Officer. See Exhibit 10.23.

(2)	Form of Employment Agreement executed by the Company’s President and Chief Operating Officer and certain of the Company’s executive officers. See Exhibit 10.24.

(3)	The Company’s Amended 1985 Stock Option Plan. See Exhibit 10.4.

(4)	Form of Stock Option Agreement used in connection with options granted under the Company’s Amended 1985 Stock Option Plan. See Exhibit 10.5.

(5)	The Company’s Amended 1993 Directors’ Non-Qualified Stock Option Plan. See Exhibit 10.39.

(6)	Form of Stock Option Agreement used in connection with options granted under the Company’s 1993 Directors’ Non-Qualified Stock Option Plan. See Exhibit 10.9.

(7)	The Company’s Amended 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.40.

(8)	Form of Stock Option Agreement used in connection with Non-Qualified options granted under the Company’s 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.30.

(9)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.31.

(10)	The Company’s 1997 Executive Incentive Compensation Plan. See Exhibit 10.32.

(11)	Form of Executive Incentive Compensation Plan Award Certification used in connection with the awards granted under the Company’s 1997 Executive Incentive Compensation Plan. See Exhibit 10.33.

(12)

Form of Executive Incentive Compensation Plan Award Agreement used in connection with establishing the terms and conditions of an award under the Company’s 1997 Executive Incentive Compensation Plan. See Exhibit 10.34.

(13)	The Company’s 2002 Employee Stock Purchase Plan. See Exhibit 10.42.

(14)	The Company’s 2005 Stock Option Plan. See Exhibit 10.45.

(15)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2005 Incentive Stock Option Plan. See Exhibit 10.46.

(b) EXHIBITS

Exhibit Number	Exhibit

3.1

The Company’s Restated Articles of Incorporation and the Articles of Amendment thereto dated December 9, 1993. (Incorporated by reference to Exhibit 3.1 to Form 10-K, filed on or about March 31, 1995.)

3.1.1	Articles of Amendment to the Restated Articles of Incorporation dated November 12, 1996. (Incorporated by reference to Exhibit 3.1.1 to Form 10-K, filed on or about March 31, 1997.)

3.1.2	Articles of Amendment to the Restated Articles of Incorporation dated May 20, 1999. (Incorporated by reference to Exhibit 3.1.2 to Form 10-K, filed on or about March 28, 2003.)

3.1.3	Articles of Amendment to the Restated Articles of Incorporation dated June 12, 2002. (Incorporated by reference to Exhibit 3.1.3 to Form 10-K, filed on or about March 28, 2003.)

3.2	The Company’s Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to Form 10-K, filed on or about March 28, 1994.)

10.4	The Company’s Amended 1985 Stock Option Plan. (Incorporated by reference to Exhibit 10.14 to Form 10-K, filed on or about March 28, 1991.)

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

10.45

The Company’s 2005 Stock Option Plan. (Incorporated by reference to Appendix A of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 31, 2005.)

10.46	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2005 Incentive Stock Option Plan.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2006

EXPEDITORS INTERNATIONAL OF
WASHINGTON, INC.

	By:	/s/ R. JORDAN GATES
R. Jordan Gates
Executive Vice President-Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2006.

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

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Expeditors International of Washington, Inc.:

We have audited the accompanying consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Expeditors International of Washington, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington
March 15, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Expeditors International of Washington, Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting appearing under Item 9A, that Expeditors International of Washington, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Expeditors International of Washington, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control— Integrated Framework issued by COSO. Also, in our opinion, Expeditors International of Washington, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005 and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
March 15, 2006

Consolidated Balance Sheets

In thousands except share data

December 31,

	2005	2004
Current Assets:
Cash and cash equivalents	$463,894	408,983
Short-term investments	123	109
Accounts receivable, less allowance for doubtful accounts of $12,777 in 2005 and $12,842 in 2004	709,331	614,044
Deferred Federal and state income taxes	7,208	—
Other	21,405	22,724
Total current assets	1,201,961	1,045,860

Property and Equipment:
Buildings and leasehold improvements	186,949	148,469
Furniture, fixtures, equipment and purchased software	165,640	154,400
Vehicles	3,783	3,875
	356,372	306,744

Less accumulated depreciation and amortization	152,304	150,766
	204,068	155,978
Land	129,719	131,401
Net property and equipment	333,787	287,379
Goodwill, net	7,774	7,774
Other intangibles, net	8,997	10,839
Other assets, net	13,525	12,201
	$1,566,044	1,364,053
Current Liabilities:
Short-term debt	$—	2,250
Accounts payable	479,546	410,251
Accrued expenses, primarily salaries and related costs	103,674	84,778
Deferred Federal and state income taxes	—	6,369
Federal, state, and foreign income taxes	29,281	20,668
Total current liabilities	612,501	524,316

Deferred Federal and state income taxes	25,939	24,861
Minority interest	13,883	7,472

Shareholders’ Equity:
Preferred stock,
par value $.01 per share
Authorized 2,000,000 shares; none issued	—	—
Common stock,
par value $.01 per share
Authorized 320,000,000 shares; issued and outstanding 106,613,521 shares at December 31, 2005 and 106,643,953 shares at December 31, 2004	1,066	1,066
Additional paid-in capital	19,729	44,678
Retained earnings	895,565	749,974
Accumulated other comprehensive income	(2,639)	11,686

Total shareholders’ equity	913,721	807,404

Commitments and contingencies
	$1,566,044	1,364,053

See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings

In thousands except share data

Years ended December 31,

	2005	2004	2003
Revenues:
Airfreight	$1,827,009	1,553,881	1,213,167
Ocean freight and ocean services	1,374,197	1,178,975	954,541
Customs brokerage and other services	700,575	584,643	457,233
Total revenues	3,901,781	3,317,499	2,624,941

Operating Expenses:
Airfreight consolidation	1,435,236	1,204,932	934,199
Ocean freight consolidation	1,113,936	968,008	763,425
Customs brokerage and other services	293,000	238,322	176,807
Salaries and related costs	557,730	479,364	398,475
Rent and occupancy costs	54,425	51,620	47,100
Depreciation and amortization	30,888	26,703	24,392
Selling and promotion	29,892	28,248	23,496
Other	82,164	79,257	70,285
Total operating expenses	3,597,271	3,076,454	2,438,179
Operating income	304,510	241,045	186,762

Other Income (Expense):
Interest income	11,415	5,667	4,522
Interest expense	(313)	(42)	(186)
Other, net	4,542	2,910	4,544
Other income, net	15,644	8,535	8,880

Earnings before income taxes and minority interest	320,154	249,580	195,642
Income tax expense	94,624	88,415	71,142
Net earnings before minority interest	225,530	161,165	124,500

Minority interest	(6,896)	(5,039)	(2,548)

Net earnings	$218,634	156,126	121,952

Basic earnings per share	$2.05	1.47	1.16
Diluted earnings per share	$1.96	1.41	1.12
Weighted average basic shares outstanding	106,777,551	106,384,151	104,733,442
Weighted average diluted shares outstanding	111,633,606	110,817,999	109,001,543

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

and Comprehensive Income

In thousands except share data

Years ended December 31, 2005, 2004 and 2003

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive
	Shares	Par value	capital	earnings	income (loss)	Total
Balance at December 31, 2002	104,220,940	$1,042	21,701	512,036	(10,967)	523,812

Exercise of stock options	965,636	10	9,599	—	—	9,609
Issuance of shares under stock purchase plan	435,252	4	10,411	—	—	10,415
Shares repurchased under provisions of stock repurchase plans	(565,374)	(5)	(20,100)	—	—	(20,105)
Tax benefits from employee stock plans	—	—	3,880	—	—	3,880
Comprehensive income
Net earnings	—	—	—	121,952	—	121,952
Unrealized gains on securities, net of deferred tax debit of $225	—	—	—	—	418	418
Foreign currency translation adjustments, net of deferred tax debit of $6,619	—	—	—	—	12,292	12,292
Total comprehensive income	—	—	—	—	—	134,662
Dividends paid ($.16 per share)	—	—	—	(16,772)	—	(16,772)
Balance at December 31, 2003	105,056,454	$1,051	25,491	617,216	1,743	645,501

Exercise of stock options	1,786,886	17	17,128	—	—	17,145
Issuance of shares under stock purchase plan	413,146	4	11,834	—	—	11,838
Shares repurchased under provisions of stock repurchase plans	(612,533)	(6)	(29,234)	—	—	(29,240)
Tax benefits from employee stock plans	—	—	19,459	—	—	19,459
Comprehensive income
Net earnings	—	—	—	156,126	—	156,126
Unrealized gains on securities, net of deferred tax debit of $104	—	—	—	—	37	37
Foreign currency translation adjustments, net of deferred tax debit of $5,568	—	—	—	—	9,906	9,906
Total comprehensive income	—	—	—	—	—	166,069
Dividends paid ($.22 per share)	—	—	—	(23,368)	—	(23,368)
Balance at December 31, 2004	106,643,953	$1,066	44,678	749,974	11,686	807,404

Exercise of stock options	1,806,296	18	27,136	—	—	27,154
Issuance of shares under stock purchase plan	349,984	4	14,052	—	—	14,056
Shares repurchased under provisions of stock repurchase plans	(2,186,712)	(22)	(85,842)	(40,988)	—	(126,852)
Tax benefits from employee stock plans	—	—	19,705	—	—	19,705
Comprehensive income
Net earnings	—	—	—	218,634	—	218,634
Unrealized losses on securities, net of deferred tax of $69	—	—	—	—	(117)	(117)
Foreign currency translation adjustments, net of deferred tax of $7,650	—	—	—	—	(14,208)	(14,208)
Total comprehensive income	—	—	—	—	—	204,309
Dividends paid ($.30 per share)	—	—	—	(32,055)	—	(32,055)
Balance at December 31, 2005	106,613,521	$1,066	19,729	895,565	(2,639)	913,721

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

In thousands

Years ended December 31,

	2005	2004	2003
Operating Activities:
Net earnings	$218,634	156,126	121,952
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	1,313	2,355	380
Depreciation and amortization	30,888	26,703	24,392
Deferred income tax (benefit) expense	(4,779)	19,511	(69)
Tax benefits from employee stock plans	19,705	19,459	3,880
Gain on sale of property and equipment	(897)	(19)	(186)
Amortization of other intangible assets	1,422	1,275	1,424
Impairment write down of other assets	—	2,000	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(95,015)	(150,213)	(66,237)
Increase in minority interest	6,001	4,103	1,624
Increase in accounts payable, accrued expenses and taxes payable	103,639	113,904	34,473
Other	(1,363)	(2,545)	(7,298)
Net cash provided by operating activities	279,548	192,659	114,335

Investing Activities:
Increase in short-term investments	(12)	(23)	(5)
Purchase of property and equipment	(90,781)	(66,244)	(20,745)
Proceeds from sale of property and equipment	1,428	565	415
Other	(1,402)	722	(5,562)

Net cash used in investing activities	(90,767)	(64,980)	(25,897)

Financing Activities:
(Repayments) borrowing of short-term debt, net	(2,057)	1,863	(1,171)
Proceeds from issuance of common stock	41,210	28,983	20,024
Repurchases of common stock	(126,852)	(29,240)	(20,105)
Dividends paid	(32,055)	(23,368)	(16,772)
Net cash used in financing activities	(119,754)	(21,762)	(18,024)

Effect of exchange rate changes on cash	(14,116)	7,234	13,559
Increase in cash and cash equivalents	54,911	113,151	83,973
Cash and cash equivalents at beginning of year	408,983	295,832	211,859
Cash and cash equivalents at end of year	$463,894	408,983	295,832

Interest and Taxes Paid:
Interest	$253	41	166
Income taxes	62,176	43,946	78,820

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

The consolidated financial statements include the accounts of the Company and its subsidiaries stated in U.S. dollars, the Company’s functional currency.  In addition, the consolidated financial statements also include the accounts of operating entities where the Company maintains a parent-subsidiary relationship through unilateral control over assets and operations together with responsibility for payment of all liabilities, notwithstanding a lack of technical majority ownership of the subsidiary common stock.

All significant intercompany accounts and transactions have been eliminated in consolidation.

All dollar amounts in the notes are presented in thousands except for share data.

B.                                     Cash Equivalents

All highly liquid investments with a maturity of three months or less at date of purchase are considered to be cash equivalents.

C.                                     Short-term Investments

Short-term investments are designated as available-for-sale and cost approximates market at December 31, 2005 and 2004.

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

Effective January 1, 2002, the Company ceased to amortize goodwill.  Goodwill is recorded net of accumulated amortization of $765 at December 31, 2005 and 2004.  For the years ended December 31, 2005 and 2004, the Company performed the required annual impairment test during the fourth quarter and determined that no impairment had occurred.

Other intangibles consist principally of payments made to purchase customer lists of agents in countries where the Company established its own presence by opening offices.  Other intangible assets are amortized over their estimated useful lives for periods up to 15 years and are reviewed for impairment if an event or circumstance indicates that an impairment loss may have been incurred.

Balances as of December 31 are as follows:

	2005	2004

Other intangibles	$19,724	20,284
Less accumulated amortization	(10,727)	(9,445)
	$8,997	10,839
Aggregate amortization expense for the year ended December 31	$1,422	1,275

Estimated annual amortization expense will approximate $1,400 during each of the next five years.

F.                                      Revenues and Revenue Recognition

The Company derives its revenues from three principal sources: 1) airfreight, 2) ocean freight, and 3) customs brokerage and other services.  These are the revenue categories presented in the financial statements.

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

I.                                         Stock Option Plans

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option and its employee stock purchase rights plans.  Accordingly, no compensation cost has been recognized for its fixed stock option or employee stock purchase rights plans.  Had compensation cost for the Company’s three stock based compensation and employee stock purchase rights plans been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, the Company’s net earnings, basic earnings per share and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	2005	2004	2003
Net earnings - as reported	$218,634	156,126	121,952
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(31,496)	(27,134)	(23,552)
Net earnings - pro forma	$187,138	128,992	98,400

Basic earnings per share — as reported	$2.05	1.47	1.16
Basic earnings per share — pro forma	$1.75	1.21	.94

Diluted earnings per share — as reported	$1.96	1.41	1.12
Diluted earnings per share — pro forma	$1.70	1.17	.91

See Note 5B. for information on the assumptions used to estimate the fair value of option grants.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans, to be recognized in the financial statements based on their fair values.  The Company adopted SFAS No. 123R as of January 1, 2006.  The adoption of SFAS No. 123R will have a material impact on the consolidated balance sheet, the consolidated results of operations, earnings per share and consolidated statement of cash flows.  See Note 1N for further discussion of SFAS No. 123R.

J.                                        Foreign Currency

Foreign currency amounts attributable to foreign operations have been translated into U.S. dollars using year-end exchange rates for assets and liabilities, historical rates for equity, and weighted average rates for revenues and expenses.  Unrealized gains or losses arising from fluctuations in the year-end exchange rates are generally recorded as components of other comprehensive income as adjustments from foreign currency translation.  Currency fluctuations are a normal operating factor in the conduct of the Company’s business and exchange transaction gains and losses are generally included in freight consolidation expenses.

The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure.  Accordingly, the Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world.  Such hedging activity during 2005, 2004, and 2003 was insignificant.  Net foreign currency gains realized during 2005, 2004 and 2003 were $862, $86 and $588, respectively.  The Company had no foreign currency derivatives outstanding at December 31, 2005 and 2004.

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

Accumulated other comprehensive income consists of the following:

Years ended December 31, (in thousands)	2005	2004

Foreign currency translation adjustments	$(2,977)	11,231
Unrealized gain on securities	338	455
	$(2,639)	11,686

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

N.                                    Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period of the registrant's first fiscal year beginning on or after June 15, 2005, with early adoption encouraged.  In addition, SFAS No. 123R will cause unrecognized expense (based on the amount in the Company’s pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period.  The Company has adopted SFAS No. 123R as of January 1, 2006.  Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  The Company will continue to use the Black-Scholes model for valuing option expense and will amortize the compensation expense using the straight-line prorated method.  The Company has elected to use the modified retrospective method of transitioning to SFAS No. 123R.  Under the modified retrospective method, beginning with the report on form 10-Q for the first quarter of 2006, the Company will restate all periods presented.  The adoption of SFAS No. 123R will have a material impact on the consolidated balance sheet, the consolidated results of operations, earnings per share and consolidated statement of cash flows.

NOTE 2.	OTHER ASSETS

The Company regularly evaluates the recoverability of certain other assets.  During the second quarter of 2004, the Company determined that an impairment had occurred and accordingly, a $2,000 loss was recorded as an operating expense.  No impairment occurred in 2005 or 2003.

NOTE 3.	CREDIT ARRANGEMENTS

The Company has a $50,000 United States bank line of credit extending through July 1, 2006.  Borrowings under the line bear interest at LIBOR + .75% (5.14% at December 31, 2005) and are unsecured.  As of December 31, 2005, the entire $50,000 was available and the Company had no borrowings under this line.

The majority of the Company’s foreign subsidiaries maintain bank lines of credit for short-term working capital purposes.  These credit lines are supported by standby letters of credit issued by a United States bank, or guarantees issued by the Company to the foreign banks issuing the credit line.  Lines of credit totaling $12,850 and $13,545 at December 31, 2005 and 2004, respectively, bear interest at rates up to 4% over the foreign banks’ equivalent prime rates.  At December 31, 2005, the Company had no amounts outstanding under these lines and was contingently liable for approximately $55,639 under outstanding standby letters of credit and guarantees related to these lines of credit and other obligations.  At December 31, 2004, the Company had $2,250 of borrowings under these credit lines.

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

At December 31, 2005, the Company was in compliance with all restrictive covenants of these credit lines and the associated credit facilities, including maintenance of certain minimum asset, working capital and equity balances and ratios.

NOTE 4.	INCOME TAXES

Income tax expense for 2005, 2004, and 2003 includes the following components:

	Federal	State	Foreign	Total
2005
Current	$14,213	5,047	60,438	79,698
Deferred	12,615	2,311	—	14,926
	$26,828	7,358	60,438	94,624
2004
Current	$2,232	680	46,533	49,445
Deferred	36,096	2,874	—	38,970
	$38,328	3,554	46,533	88,415
2003
Current	$24,403	3,543	39,384	67,330
Deferred	3,365	447	—	3,812
	$27,768	3,990	39,384	71,142

Income tax expense differs from amounts computed by applying the United States Federal income tax rate of 35% to earnings before income taxes and minority interest as a result of the following:

	2005	2004	2003
Computed “expected” tax expense	$112,054	87,353	68,475
Increase (reduction) in income taxes resulting from:
State income taxes, net of Federal income tax benefit	4,783	2,310	2,593
IRC 965 tax benefit for repatriated foreign earnings	(21,680)	—	—
Other, net	(533)	(1,248)	74
	$94,624	88,415	71,142

In accordance with IRC 965, the Company recorded a one-time tax benefit of $22 million in the fourth quarter of 2005.  In order to qualify for this credit, the Company adopted a plan which requires qualified capital expenditures of approximately $105 million over the next two to three years.

In the fourth quarter of 2003, the Company recorded additional tax expense of $9,500 in order to provide full U.S. taxation on approximately $41,900 of foreign earnings accumulated through December 31, 1992, for which U.S. income taxes had not previously been provided.  Income taxes had not previously been provided on these earnings as a result of the Company's previous intent to reinvest such earnings indefinitely or to distribute them in a manner in which no significant additional taxes would be incurred.  The Company's decision to provide U.S. taxes on all unremitted foreign earnings was made based upon the desire to be able to deploy capital globally without concern for the impact of associated U.S. tax obligations that might be incurred as a result of the repatriation of those earnings.  Also, during the fourth quarter of 2003, the Company eliminated $8,000 of certain taxes which the Company had previously expected to pay.  Upon analysis of the state tax implications of the Company's pattern of remitting foreign earnings, the Company determined that these taxes were not owed.

The components of earnings before income taxes and minority interest are as follows:

	2005	2004	2003
United States	$105,796	67,148	63,832
Foreign	214,358	182,432	131,810
	$320,154	249,580	195,642

The tax effects of temporary differences, tax credits and operating loss carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are as follows:

Years ended December 31,	2005	2004
Deferred Tax Assets:
Accrued third party charges, deductible for taxes upon economic performance (i.e. actual payment)	$2,714	2,502
Provision for doubtful accounts receivable	2,724	2,655
Excess of financial statement over tax depreciation	4,828	4,310
Foreign currency translation adjustment	1,603	—
Retained liability for cargo claims	1,472	1,171
Capital loss	1,257	—
Total gross deferred tax assets	14,598	10,638

Deferred Tax Liabilities:
Unremitted foreign earnings, net of related foreign tax credits	(32,174)	(35,370)
Foreign currency translation adjustment	—	(6,047)
Other	(1,155)	(451)

Total gross deferred tax liabilities	$(33,329)	(41,868)
Net deferred tax liabilities	$(18,731)	(31,230)
Current deferred tax liabilities (assets)	$(7,208)	6,369
Noncurrent deferred tax liabilities	$(25,939)	(24,861)

NOTE 5.                            SHAREHOLDERS’ EQUITY

A.                                   Stock Repurchase Plans

The Company has a Non-Discretionary Stock Repurchase Plan under which management is authorized to repurchase up to 10,000,000 shares of the Company’s common stock in the open market with the proceeds received from the exercise of Employee and Director Stock Options.  As of December 31, 2005, the Company had repurchased and retired 7,150,850 shares of common stock at an average price of $21.68 per share over the period from 1994 through 2005.

In November 2001, the Board of Directors expanded the Company’s Discretionary Stock Repurchase Plan to allow for the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 100,000,000 shares of common stock.  As of December 31, 2005, the Company had repurchased and retired 3,463,577 shares of common stock at an average price of $37.77 per share over the period from 2001 through 2005.

B.                                     Stock Option Plans

At December 31, 2005, the Company has two stock option plans (the “1985 Plan” and the “2005 Plan”) for employees under which the Board of Directors may grant officers and key employees options to purchase common stock at prices equal to or greater than market value on the date of grant.  On May 4, 2005, the shareholders approved the Company’s 2005 Plan, which made available a total of 1,500,000 shares of the Company’s common stock for purchase upon exercise of options granted under the 2005 Plan.  This included 595,450 shares otherwise available to be granted under the 1997 Option Plan.  This 1997 Option Plan was cancelled upon the approval of the 2005 Plan. The 1985 Plan provides for non-qualified grants.  The 2005 Plan provides for qualified and non-qualified grants. Under the 1985 Plan and 2005 Plan, outstanding options generally vest and become exercisable over periods up to five years from the date of grant and expire no more than 10 years from the date of grant. Grants under the 2005 Plan are limited to not more than 50,000 shares per person.  No additional shares can be granted under the 2005 Plan after April 30, 2006.

The Company also has a stock option plan (“Directors’ Plan”) under which non-employee directors elected at each annual meeting are granted non-qualified options to purchase 16,000 shares of common stock at prices equal to the market value on the date of grant on the first business day of the month following the meeting.

Upon the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options, the Company derives a tax deduction measured by the excess of the market value over the option price at the date of exercise.  The related tax benefit is credited to additional paid-in capital.

Details regarding the plans are as follows:

					Outstanding Options
	Unoptioned Shares				Number of shares	Weighted average price per share
	1985	1997	2005	Directors’
	Plan	Plan	Plan	Plan
Balance at December 31, 2002	3,456	2,899,950	—	320,000	11,899,116	$17.80
Options granted	—	(1,846,500)	—	(64,000)	1,910,500	$36.53
Options exercised	—	—	—	—	(965,636)	$9.95
Options canceled	—	248,500	—	—	(248,500)	$27.30
Balance at December 31, 2003	3,456	1,301,950	—	256,000	12,595,480	$21.05

Options granted	—	(1,070,475)	—	(64,000)	1,134,475	$42.02
Options exercised	—	—	—	—	(1,786,886)	$9.59
Options canceled	—	244,675	—	—	(244,675)	$30.65
Balance at December 31, 2004	3,456	476,150	—	192,000	11,698,394	$24.64

Options authorized	—	—	904,550	—	—	$—
Options transferred	—	(595,450)	595,450	—	—	$—
Options granted	—	—	(1,451,625)	(64,000)	1,515,625	$49.00
Options exercised	—	—	—	—	(1,806,296)	$15.03
Options canceled	—	119,300	26,750	—	(276,100)	$34.52
Balance at December 31, 2005	3,456	0	75,125	128,000	11,131,623	$29.27

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

	2005	2004	2003
Dividend yield	.56%	.54%	.47%
Volatility	44 – 49%	46%	48%
Risk-free interest rates	3.64 – 4.14%	2.1 – 4.7%	1.1 – 3.6%
Expected life (years) — stock option plans	6.67 – 9.36	6.6 – 9.2	6.8 – 9.2
Expected life (years) — stock purchase rights plan	1	1	1
Weighted average fair value of stock options granted during the year	$25.38	21.30	18.64
Weighted average fair value of stock purchase rights	$14.33	12.34	8.93

The following table summarizes information about fixed-price stock options outstanding at December 31, 2005:

Range of exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$3.65 – 16.04	2,142,395	2.5 years	$12.10	2,142,395	$12.10
$16.05 – 26.85	2,584,884	4.9 years	$22.52	2,101,734	$21.98
$28.58 – 34.88	2,206,044	6.3 years	$28.90	1,076,519	$29.23
$36.59 – 41.73	2,645,425	7.7 years	$38.53	0	$0
$46.88 – 56.78	1,552,875	9.3 years	$48.92	128,000	$49.21
$3.65 – 56.78	11,131,623	6 years	$29.27	5,448,648	$20.17

The number of stock options exercisable at December 31, 2004 and 2003, were respectively, 5,151,718, at a weighted average price of $15.69 per share, and 5,044,030, at a weighted average price of $10.97 per share.

C.                                     Basic and Diluted Earnings Per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share in 2005, 2004 and 2003.

	Net earnings	Weighted average shares	Earnings per share
2005

Basic earnings per share	$218,634	106,777,551	$2.05
Effect of dilutive potential common shares	—	4,856,055	—
Diluted earnings per share	$218,634	111,633,606	$1.96

2004

Basic earnings per share	$156,126	106,384,151	$1.47
Effect of dilutive potential common shares	—	4,433,848	—
Diluted earnings per share	$156,126	110,817,999	$1.41

2003

Basic earnings per share	$121,952	104,733,442	$1.16
Effect of dilutive potential common shares	—	4,268,101	—
Diluted earnings per share	$121,952	109,001,543	$1.12

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

Years ended December 31,	2005	2004	2003

Shares	250	64,000	1,797,750

D.                                    Stock Purchase Plan

In May 2002, the shareholders approved the Company’s 2002 Employee Stock Purchase Plan (“2002 Plan”), which became effective August 1, 2002 upon the expiration of the 1988 Employee Stock Purchase Plan (“1988 Plan”) on July 31, 2002.  The Company’s 2002 Plan provides for 2,152,726 shares of the Company’s common stock, including 152,726 remaining shares transferred from the 1988 Plan, to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year.  The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of (1) 85% of the fair market value of the Company’s stock on July 31 or (2) 85% of the fair market value of the Company’s stock on the preceding August 1.  At December 31, 2005, an aggregate of 1,198,382 shares had been issued under the 2002 Plan, and $8,458 had been withheld in connection with the plan year ending July 31, 2006.

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

A.                                   Leases

The Company occupies office and warehouse facilities under terms of operating leases expiring up to 2013.  Total rent expense for 2005, 2004 and 2003 was $34,488, $33,197 and $31,206, respectively.  At December 31, 2005, future minimum annual lease payments under all leases are as follows:

2006	$31,316
2007	24,124
2008	17,712
2009	7,700
2010	3,244
Thereafter	2,961
$87,057

B.                                     Unconditional Purchase Obligations

The Company enters into short-term agreements with asset-based providers reserving space on a guaranteed basis.  The pricing of these obligations varies to some degree with market conditions.  The Company only enters into agreements that management believes the Company can fulfill with relative ease.  Historically, the Company has not paid for guaranteed space that it has not used.  Management believes, in line with historical experience, committed purchase obligations outstanding as of December 31, 2005 of $314,072, will be fulfilled during 2006 in the Company’s ordinary course of business.

C.                                     Employee Benefits

The Company has employee savings plans under which the Company provides a discretionary matching contribution.   In 2005, 2004, and 2003, the Company’s contributions under the plans were $5,183, $4,383, and $3,977, respectively.

NOTE 8.                                                CONTINGENCIES

The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management’s opinion, will have a significant affect on the Company’s operations or financial position.

NOTE 9.	BUSINESS SEGMENT INFORMATION

Financial information regarding the Company’s 2005, 2004, and 2003 operations by geographic area are as follows:

	United States	Other North America	Asia	Europe	Australasia	Latin America	Middle East	Elimi- nations	Consoli- dated
2005
Revenues from unaffiliated customers	$762,835	98,369	2,224,313	534,897	48,234	58,976	174,157	—	3,901,781
Transfers between geographic areas	87,778	5,588	13,280	24,923	5,920	7,416	8,406	(153,311)	—
Total revenues	$850,613	103,957	2,237,593	559,820	54,154	66,392	182,563	(153,311)	3,901,781

Net revenues	$432,530	50,823	296,925	179,238	30,135	26,772	43,186	—	1,059,609
Operating income	$88,347	12,330	148,675	32,328	8,116	6,162	8,552	—	304,510
Identifiable assets at year end	$805,273	51,312	322,391	294,555	21,681	26,639	47,009	(2,816)	1,566,044
Capital expenditures	$78,668	882	3,374	4,534	1,084	1,290	949	—	90,781
Depreciation and amortization	$15,077	1,484	4,759	6,107	830	1,198	1,433	—	30,888
Equity	$1,004,726	18,057	206,090	76,625	11,218	10,998	22,705	(436,698)	913,721

2004
Revenues from unaffiliated customers	$628,093	77,696	1,880,135	492,651	44,042	52,347	142,535	—	3,317,499
Transfers between geographic areas	69,695	4,288	11,096	18,921	5,262	6,188	6,373	(121,823)	—
Total revenues	$697,788	81,984	1,891,231	511,572	49,304	58,535	148,908	(121,823)	3,317,499

Net revenues	$362,961	42,954	252,189	164,132	25,583	21,274	37,144	—	906,237
Operating income	$63,589	10,828	118,395	29,026	6,242	4,298	8,667	—	241,045
Identifiable assets at year end	$642,930	47,594	279,840	304,701	22,361	21,711	40,667	4,249	1,364,053
Capital expenditures	$34,856	2,150	11,153	13,445	845	1,744	2,051	—	66,244
Depreciation and amortization	$13,539	1,211	4,044	5,099	665	770	1,375	—	26,703
Equity	$873,767	20,035	205,387	90,053	13,131	6,647	19,049	(420,665)	807,404

2003
Revenues from unaffiliated customers	$519,488	65,843	1,446,760	406,186	32,077	37,495	117,092	—	2,624,941
Transfers between geographic areas	41,714	2,352	7,147	11,715	3,876	4,288	3,576	(74,668)	—
Total revenues	$561,202	68,195	1,453,907	417,901	35,953	41,783	120,668	(74,668)	2,624,941

Net revenues	$309,980	35,912	203,969	137,117	18,985	14,801	29,746	—	750,510
Operating income	$55,623	8,364	87,313	22,512	3,988	2,073	6,889	—	186,762
Identifiable assets at year end	$537,679	32,478	162,991	239,068	17,793	20,492	29,350	4,227	1,044,078
Capital expenditures	$9,322	1,017	3,510	3,371	324	1,899	1,302	—	20,745
Depreciation and amortization	$12,879	1,248	3,146	4,892	667	608	952	—	24,392
Equity	$682,585	12,931	120,714	63,619	11,945	3,521	14,049	(263,863)	645,501

The Company charges its subsidiaries and affiliates for services rendered in the United States on a cost recovery basis.

No single country outside the United States represented more than 10% of the Company’s total revenue, net revenue or total identifiable assets in any period presented except as noted in the table below.

	2005	2004	2003
Total revenues:
Hong Kong	15%	16%	16%
People’s Republic of China	21%	18%	16%

Net revenues:
Hong Kong	— *	10%	10%
People’s Republic of China	12%	10%	— *

Total identifiable assets:
United Kingdom	— *	— *	10%

*Represents less than 10% in the period presented.

NOTE 10.                                             QUARTERLY RESULTS (UNAUDITED)

	1st	2nd	3rd	4th
2005
Revenues	$825,164	927,999	1,046,442	1,102,176
Net revenues	230,683	250,660	281,925	296,341
Net earnings	37,744	44,644	55,769	80,477
Basic earnings per share	.35	.42	.52	.75
Diluted earnings per share	.34	.40	.50	.72

2004
Revenues	$686,850	798,666	897,188	934,795
Net revenues	202,496	222,223	240,358	241,160
Net earnings	31,844	37,612	43,107	43,563
Basic earnings per share	.30	.36	.41	.41
Diluted earnings per share	.29	.34	.39	.39

Net revenues are determined by deducting freight consolidation costs from total revenues.  The sum of quarterly per share data may not equal the per share total reported for the year.

The fourth quarter 2005 results include a $21,680 tax benefit ($.19 per share increase in net earnings) as a result of a one-time election under IRC 965.

SCHEDULE II

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

Description	Additions			Deductions write-offs	Balance at end of year
	Balance at beginning of year	Charged to costs and expenses
			Other
	(in thousands)
Allowance for doubtful accounts receivable

2005	$12,842	$1,313	$—	$1,378	$12,777

2004	$11,978	$2,355	$—	$1,491	$12,842

2003	$12,135	$380	$—	$537	$11,978

S-1

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

ANNUAL REPORT

ON

FORM 10-K

FOR FISCAL YEAR ENDED

DECEMBER 31, 2005

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description

10.46	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2005 Incentive Stock Option Plan.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.