Form 10-Q
period 2006-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2006-05-10
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

At May 5, 2006, the number of shares outstanding of the issuer’s Common Stock was 106,681,734.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share data)

(Unaudited)

	March 31, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$567,688	$463,894
Short-term investments	135	123
Accounts receivable, less allowance for doubtful accounts of $12,771 at March 31, 2006 and $12,777 at December 31, 2005	689,693	709,331
Deferred Federal and state income taxes	6,765	7,208
Other current assets	13,495	21,405
Total current assets	1,277,776	1,201,961

Property and equipment, less accumulated depreciation and amortization of $156,953 at March 31, 2006 and $152,304 at December 31, 2005	348,200	333,787
Goodwill, less accumulated amortization of $765 at March 31, 2006 and December 31, 2005	7,774	7,774
Other intangibles, net	8,650	8,997
Other assets, net	13,810	13,525

	$1,656,210	$1,566,044

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term debt	—	—
Accounts payable	494,859	479,546
Accrued expenses, primarily salaries and related costs	118,881	103,674
Federal, state and foreign income taxes	31,858	29,281
Total current liabilities	645,598	612,501

Deferred Federal and state income taxes	20,219	13,278

Minority interest	16,079	13,883

Shareholders’ equity:
Preferred stock, par value $.01 per share.
Authorized 2,000,000 shares; none issued	—	—

Common stock, par value $.01 per share.
Authorized 320,000,000 shares; issued and outstanding 106,655,520 shares at March 31, 2006, and 106,613,521 shares at December 31, 2005	1,067	1,066
Additional paid-in capital	175,443	181,971
Retained earnings	798,335	745,984
Accumulated other comprehensive income	(531)	(2,639)

Total shareholders’ equity	974,314	926,382

Commitments and contingencies

	$1,656,210	$1,566,044

See accompanying notes to condensed consolidated financial statements.

Certain 2005 amounts have been restated as required by the modified retrospective method in connection with the implementation of SFAS No. 123R and other amounts have been reclassified to conform to the 2006 presentation.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings
(In thousands, except share data)

(Unaudited)

	Three months ended March 31,
	2006	2005

Revenues:
Airfreight	$490,998	$372,885
Ocean freight and ocean services	344,659	297,144
Customs brokerage and other services	188,935	155,135

Total revenues	1,024,592	825,164

Operating expenses:
Airfreight consolidation	380,581	284,438
Ocean freight consolidation	270,879	243,970
Customs brokerage and other services	76,935	66,073
Salaries and related costs	160,974	132,890
Rent and occupancy costs	13,723	13,748
Depreciation and amortization	8,053	7,339
Selling and promotion	7,957	7,546
Other	20,089	18,711

Total operating expenses	939,191	774,715

Operating income	85,401	50,449

Interest expense	(27)	(29)
Interest income	4,274	2,147
Other, net	1,667	1,196

Other income, net	5,914	3,314

Earnings before income taxes and minority interest	91,315	53,763
Income tax expense	37,052	21,839

Net earnings before minority interest	54,263	31,924

Minority interest	(1,911)	(1,054)

Net earnings	52,352	30,870

Basic earnings per share	$.49	$.29

Diluted earnings per share	$.47	$.28

Weighted average basic shares outstanding	106,711,239	106,728,418

Weighted average diluted shares outstanding	111,280,049	111,357,999

See accompanying notes to condensed consolidated financial statements.

Certain 2005 amounts have been restated as required by the modified retrospective method in connection with the implementation of SFAS No. 123R and other amounts have been reclassified to conform to the 2006 presentation.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three months ended March 31,
	2006	2005
Operating activities:
Net earnings	$52,352	$30,870
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	(154)	36
Deferred income tax expense	6,280	4,024
Tax benefits from employee stock plans	492	1,361
Stock compensation expense	8,398	7,108
Depreciation and amortization	8,053	7,339
Gain on sale of property and equipment	(147)	(19)
Minority interest in earnings of consolidated entities	2,196	837
Other	788	(926)
Changes in operating assets and liabilities:
Decrease in accounts receivable	20,839	43,670
Decrease in other current assets	5,094	2,793
Increase (decrease) in accounts payable and other current liabilities	33,942	(2,958)

Net cash provided by operating activities	138,133	94,135

Investing activities:
Increase in short-term investments	(8)	(643)
Purchase of property and equipment	(21,499)	(29,017)
Proceeds from sale of property and equipment	178	142
Other	(206)	(666)

Net cash used in investing activities	(21,535)	(30,184)

Financing activities:
Repayments of short-term debt, net	—	(2,173)
Proceeds from issuance of common stock	5,507	2,375
Repurchases of common stock	(26,960)	(14,527)
Excess tax benefits from employee stock plans	6,035	1,575

Net cash used in financing activities	(15,418)	(12,750)

Effect of exchange rate changes on cash	2,614	(2,794)

Increase in cash and cash equivalents	103,794	48,407
Cash and cash equivalents at beginning of period	463,894	408,983
Cash and cash equivalents at end of period	$567,688	$457,390

Interest and taxes paid:
Interest	$24	$20
Income taxes	12,675	10,116

See accompanying notes to condensed consolidated financial statements.

Certain 2005 amounts have been restated as required by the modified retrospective method in connection with the implementation of SFAS No. 123R and other amounts have been reclassified to conform to the 2006 presentation.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

Note 1. Summary of Significant Accounting Policies

The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about March 16, 2006.

Prior to January 1, 2006, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option and its employee stock purchase rights plans. Accordingly, no compensation cost had been recognized for its fixed stock option or employee stock purchase rights plans.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R) using the modified retrospective transition method. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The Company has elected to restate all periods presented to include compensation expense for all unvested stock options and share awards. Accordingly, salaries and related costs for the first quarter of 2005 have been increased to include compensation expense for the fair value of unvested stock options. See Note 5 for further discussion of the impact of the adoption of SFAS No. 123R on the consolidated balance sheet, the consolidated results of operations, earnings per share and consolidated statement of cash flows.

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

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

The components of total comprehensive income for interim periods are presented in the following table:

	Three months ended March 31,
	2006	2005

Net earnings	$52,352	$30,870

Foreign currency translation adjustments net of tax of:
$(1,146) and $2,127	2,128	(3,951)
Unrealized loss on securities net of tax of $43 and $27	(20)	(38)

Total comprehensive income	$54,460	$26,881

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

Financial information regarding the Company’s operations by geographic area for the three months ended March 31, 2006 and 2005 are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	ASIA	EUROPE	AUSTRALASIA	LATIN AMERICA	MIDDLE EAST	ELIMINATIONS	CONSOLIDATED

Three months ended March 31, 2006:

Revenues from unaffiliated customers	$215,812	28,404	558,759	141,099	12,354	16,153	52,011	—	1,024,592
Transfers between geographic areas	25,442	1,730	3,683	7,325	1,409	1,893	2,382	(43,864)	—

Total revenues	$241,254	30,134	562,442	148,424	13,763	18,046	54,393	(43,864)	1,024,592

Net revenues	$122,288	14,705	82,813	49,337	7,401	7,231	12,422	—	296,197
Operating income	$24,572	3,339	41,283	10,570	1,981	1,274	2,382	—	85,401
Identifiable assets at quarter end	$858,480	53,528	334,631	301,741	22,222	28,199	55,011	2,398	1,656,210
Capital expenditures	$17,186	97	2,754	714	237	323	188	—	21,499
Depreciation and amortization	$4,068	351	1,190	1,536	198	365	345	—	8,053
Equity	$1,070,416	20,233	245,513	85,066	12,283	12,305	24,269	(495,771)	974,314

Three months ended March 31, 2005:

Revenues from unaffiliated customers	$168,671	20,209	442,013	126,840	11,740	13,104	42,587	—	825,164
Transfers between geographic areas	16,394	1,169	2,722	5,415	1,222	1,559	1,857	(30,338)	—

Total revenues	$185,065	21,378	444,735	132,255	12,962	14,663	44,444	(30,338)	825,164

Net revenues	$94,069	11,356	60,657	42,170	6,715	5,658	10,058	—	230,683
Operating income	$12,519	2,007	27,333	4,905	1,628	858	1,199	—	50,449
Identifiable assets at quarter end	$653,209	46,554	302,033	288,449	24,603	21,591	43,332	5,617	1,385,388
Capital expenditures	$25,972	305	1,076	1,210	68	191	195	—	29,017
Depreciation and amortization	$3,509	367	1,170	1,513	154	261	365	—	7,339
Equity	$908,267	18,784	225,864	88,367	14,129	6,969	19,386	(439,596)	842,170

Note 4. Basic and Diluted Earnings per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2006

Basic earnings per share	$52,352	106,711,239.49
Effect of dilutive potential common shares	—	4,568,810	—

Diluted earnings per share	$52,352	111,280,049.47

2005

Basic earnings per share	$30,870	106,728,418	$.29
Effect of dilutive potential common shares	—	4,629,581	—

Diluted earnings per share	$30,870	111,357,999	$.28

There were no antidilutive shares for the three months ended March 31, 2006 and 2005.

Note 5. Shareholders’ Equity

A.            Stock Option Plans

At March 31, 2006, the Company has two stock option plans (the “1985 Plan” and the “2005 Plan”) for employees under which the Board of Directors may grant officers and key employees options to purchase common stock at prices equal to or greater than market value on the date of grant. On May 4, 2005, the shareholders approved the Company’s 2005 Plan, which made available a total of 1,500,000 shares of the Company’s common stock for purchase upon exercise of options granted under the 2005 Plan. This included 595,450 shares otherwise available to be granted under the 1997 Option Plan. This 1997 Option Plan was cancelled upon the approval of the 2005 Plan. The 1985 Plan provides for non-qualified grants. The 2005 Plan provides for qualified and non-qualified grants. Under the 1985 Plan and 2005 Plan, outstanding options generally vest and become exercisable over periods up to five years from the date of grant and expire no more than 10 years from the date of grant. Grants under the 2005 Plan are limited to not more than 50,000 shares per person. No additional shares can be granted under the 2005 Plan after April 30, 2006.

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

B. Stock Purchase Plan

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

C. Adoption of SFAS No. 123R

As described in Note 1, effective January 1, 2006, the Company adopted SFAS No. 123R, requiring the recording of compensation expense based on an estimate of the fair value of options awarded under its fixed stock option or employee stock purchase rights plans. The Company elected to utilize the modified retrospective method of transitioning to SFAS No. 123R and has restated all prior periods to recognize the required stock compensation expense.

In applying the modified retrospective method, the Company has recorded compensation expense as previously stated in the Company’s pro forma SFAS No. 123 disclosures in the footnotes to its prior period financial statements. The fair value of options used to determine this compensation expense was originally determined using the Black-Scholes model and no changes have been made to the compensation expense as originally stated in the pro forma disclosures. The original measurements and assumptions previously disclosed in the footnotes to the Company’s financial statement included in its annual Form 10-K filings and, in more recent years, in its Form 10-Q filings, also have not been changed. In the process of recording the associated deferred tax assets related to this compensation expense, as required by SFAS No. 123R, the Company made its computations on a “grant by grant” basis. As a result of this exercise, the Company determined that the tax benefit amounts previously included in determining the disclosed pro forma net earnings figures, if actually recorded into the Company’s financial statements, would have overstated deferred tax assets on the Company’s balance sheet as measured under the provisions of SFAS No. 109, “Accounting for Income Taxes”. Accordingly, in restating the results of prior years, management has elected to record adjustments to income tax expense and to properly record deferred tax assets.

Prior to the adoption of SFAS No. 123R, in the statement of cash flows, the tax benefits received by the Company from the exercise of certain employee stock options were added back to net earnings in determining net cash provided by operating activities. SFAS No. 123R requires a different presentation for that portion of the tax benefit received upon option exercise which exceeds the tax benefit originally recorded based on the estimated fair value of the options previously recognized as compensation expense. Accordingly, the Company has reclassified this excess tax benefit from cash provided by operating activities to cash provided by financing activities in the statement of cash flows.

The following tables summarize the adjustments to certain line items in the Company’s consolidated financial statements as a result of adopting SFAS No. 123R for all periods presented:

Restated line items in the condensed consolidated balance sheet:

	December 31, 2005
	As previously reported	SFAS No. 123R Adjustments	Reclassifications	As restated

Deferred Federal and state income taxes	25,939	(12,661)	—	13,278

Shareholders’ equity:
Additional paid-in capital	19,729	162,242	—	181,971
Retained earnings	895,565	(149,581)	—	745,984

Restated line items in the condensed consolidated statement of earnings:

	Three months ended March 31, 2005
	As previously reported	SFAS No. 123R Adjustments	Reclassifications	As restated

Salaries and related costs	124,554	7,108	1,228	132,890
Other operating expenses	19,939	—	(1,228)	18,711

Total operating expenses	767,607	7,108	—	774,715

Operating income	57,557	(7,108)	—	50,449

Earnings before income taxes and minority interest	60,871	(7,108)	—	53,763
Income tax expense	22,074	(235)	—	21,839
Net earnings before minority interest	38,797	(6,873)	—	31,924

Net earnings	37,744	(6,873)	(1)	30,870

Basic earnings per share	$0.35	—	—	$0.29
Diluted earnings per share	$0.34	—	—	$0.28

Restated line items in the condensed consolidated statement of cash flows:

	Three months ended March 31, 2005
	As previously reported	SFAS No. 123R Adjustments	Reclassifications	As restated

Net earnings	37,744	(6,873)	(1)	30,870

Deferred income tax expense	4,259	(235)	—	4,024
Tax benefits from employee stock plans	2,936	(1,575)	—	1,361
Stock compensation expense	—	7,108	—	7,108

Net cash provided by operating activities	95,710	(1,575)	—	94,135

Excess tax benefits from employee stock plans	—	1,575	—	1,575

Net cash used in financing activities	(14,325)	1,575	—	(12,750)

The following tables summarize information about fixed-price stock options for the three months ended March 31, 2006:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2005	11,131,623	$29.27	—	—
Options granted	—
Options exercised	(369,147)	14.92	—	—
Options forfeited	(49,125)	38.44
Options expired	(750)	28.58	—	—
Outstanding at March 31, 2006	10,712,601	$29.72	5.87 years	$606,762
Exercisable at March 31, 2006	5,078,751	$20.55	4.17 years	$334,253

	Unvested Options
	Number of shares	Weighted average fair value per share

Balance at December 31, 2005	5,682,975	$19.14
Options granted	—	—
Options vested	—	—
Options forfeited	(49,125)	19.38
Balance at March 31, 2006	5,633,850	$19.14

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted during the three months ended March 31, 2006 and 2005. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $24 million and $11 million, respectively.

As of March 31, 2006, the total unrecognized compensation cost related to unvested stock options is $67,664 and the weighted average period over which that cost is expected to be recognized is 4.3 years.

Total stock compensation expense and the total related tax benefit recognized in the three months ended March 31, 2006 and 2005 are as follows:

	For the three months ended March 31,
	2006	2005

Stock compensation expense	$8,398	7,108

Recognized tax benefit	309	235

Shares issued as a result of stock option exercises and employee stock plan purchases are issued as new shares outstanding by the Company’s transfer agent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

Certain portions of this report on Form 10-Q including the section entitled “Currency and Other Risk Factors” and “Liquidity and Capital Resources” contain forward-looking statements, which must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. In addition to risk factors identified elsewhere in this report, attention should be given to the factors identified and discussed in the report on Form 10-K filed on or about March 16, 2006.

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

The Company derives its revenues from three principal sources: 1) airfreight, 2) ocean freight and 3) customs brokerage and other services and these are the revenue categories presented in the financial statements.

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

In terms of the opportunities, challenges and risks that management is focused on in 2006, the Company operates in 58 countries throughout the world in the competitive global logistics industry and Company activities are tied directly to the global economy.  From the inception of the Company, management has believed that the elements required for a successful global service organization can only be assured through recruiting, training, and ultimately retaining superior personnel.  The Company’s greatest challenge is now and always has been perpetuating a consistent global culture which demands:

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

As described in Note 1 in the condensed consolidated financial statements in this quarterly report, effective January 1, 2006, the Company adopted SFAS No. 123R. This accounting standard requires the recognition of compensation expense based on an estimate of the fair value of options granted to employees and directors under the Company’s stock option and employee stock purchase plans. This expense is recorded ratably over the option vesting periods. The Company elected to utilize the modified retrospective method of adoption and has restated all prior periods to recognize the required stock compensation expense in accordance with the requirements of SFAS 123R.

Determining the appropriate option pricing model to use to estimate stock compensation expense requires judgment. Any option pricing model requires assumptions that are subjective and these assumptions also require judgment. Examples include assumptions about long-term stock price volatility, employee exercise patterns, pre-vesting option forfeitures, post-vesting option terminations, and the future interest rates and dividend yields.

The Company has historically used the Black-Scholes model for estimating the fair value of stock options in providing pro forma fair value disclosures pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). After a review of alternatives, and considering the guidance outlined in Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB No. 107), the Company has decided to continue to use this model for estimating the fair value of stock options granted subsequent to the adoption of SFAS No. 123R.

For the three months ended March 31, 2006, no options were granted by the Company so there is no required disclosure for options issued under 123R.

In reviewing the propriety of measurements and assumptions used historically to calculate compensation expense for disclosure purposes, management considered the guidance contained in SAB No. 107, even though as of March 31, 2006, all the Company’s stock options had been granted under SFAS 123, as opposed to SFAS 123R, for which SAB 107 was expressly written.

Management believes that these assumptions are appropriate, based upon the requirements of SFAS 123,  SFAS No. 123R, the guidance included in SAB No. 107 and the company’s historical and currently expected future experience. Looking to future events, management has been strongly influenced by historical patterns which may not be valid predictors of future developments and any future deviation may be material.

The Company’s expected volatility assumptions are based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the corresponding yield curve in effect at the time of grant for U.S. Treasury bonds having the same term as the life of the option,  i.e. a ten year bond rate is used for valuing an option with a ten year life. The expected dividend yield is based on the Company’s historical experience. The forfeiture rate used to calculate compensation expense is primarily based on historical pre-vesting employee forfeiture patterns.

The use of different assumptions would result in different amounts of stock compensation expense. Keeping all other variables constant, the indicated change in each of the assumptions below increases or decreases the fair value of an option (and the resulting stock compensation expense), as follows:

Assumption	Change in Assumption	Impact on Fair Value of Option
Expected volatility	Higher	Higher
Expected life of option	Higher	Higher
Risk-free interest rate	Higher	Higher
Expected dividend yield	Higher	Lower

The fair value of an option is more significantly impacted by changes in the expected volatility and expected life assumptions. The pre-vesting forfeitures assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeitures assumption would not impact the total amount of expense ultimately recognized over the vesting period. Different forfeitures assumptions would only impact the timing of expense recognition over the vesting period. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three-month periods ended March 31, 2006 and 2005, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended March 31,
	2006		2005
	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)

Net revenues:
Airfreight	$110,417	37%	$88,447	38%
Ocean freight and ocean services	73,780	25	53,174	23
Customs brokerage and other services	112,000	38	89,062	39

Net revenues	296,197	100	230,683	100

Operating expenses:
Salaries and related costs	160,974	54	132,890	58
Other	49,822	17	47,344	20

Total operating expenses	210,796	71	180,234	78

Operating income	85,401	29	50,449	22
Other income, net	5,914	2	3,314	1

Earnings before income taxes and minority interest	91,315	31	53,763	23
Income tax expense	37,052	13	21,839	9

Net earnings before minority interest	54,263	18	31,924	14
Minority interest	(1,911)	—	(1,054)	(1)

Net earnings	$52,352	18%	$30,870	13%

Airfreight net revenues increased 25% for the three-month period ended March 31, 2006, as compared with the same period for 2005. The increase in airfreight net revenues was due primarily to a 25% increase in airfreight tonnages handled by the Company during the first quarter of 2006 as compared with the same period of 2005. The Company’s North American export airfreight net revenues increased 21% in the first quarter of 2006 as compared to the same period for 2005, primarily the result of increased market share attributable to focused sales activity. Airfreight net revenues from Asia and Europe increased 34% and 16%, respectively, for the three-month period ended March 31, 2006. These increases are the result of market price increases, partially offset by yield declines of 121 basis points and increased tonnage of 30% from Asia and 21% from Europe, primarily the result of increased sales success.

Ocean freight volumes, measured in terms of forty-foot container equivalent units (FEUs), increased 18% in the first quarter 2006 as compared with the same period for 2005 while ocean freight and ocean services net revenues increased 39% during the same period. The increase in net revenue can be attributed to a combination of the cyclical market conditions and trade lane imbalances.

The Company continued its focus of offering competitive rates to customers at the retail level, while leveraging freight volumes to obtain favorable rates from carriers at the wholesale level. The Company’s North American ocean freight net revenues increased 50% in the first quarter of 2006 as compared with the same period for 2005. Ocean freight net revenues from Asia increased 47% and from Europe increased 2% for the three months ended March 31, 2006, as compared to the same period for 2005. The increase in North American and Asian ocean freight net revenue are primarily as a result of greater market share. The modest increase experienced in Europe is primarily due to the relative value of European currencies during the quarter.

Customs brokerage and other services net revenues increased 26% for the three-month period ended March 31, 2006, as compared with the same period for 2005 as a result of the Company’s continuing reputation for providing high quality service. Consolidation within the customs brokerage market has also contributed to this increase as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program. In addition, increased emphasis on regulatory compliance continues to benefit the Company’s customs brokerage offerings.

Salaries and related costs increased 21% during the three-month period ended March 31, 2006, as compared with the same period in 2005 as a result of (1) the Company’s increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels. As previously noted, the Company adopted SFAS No. 123R using the modified retrospective application method and has restated all periods presented to include compensation expense for all unvested stock options and share awards beginning with the first period restated. Accordingly, salaries and related costs for the first quarter of 2005 have been increased to include compensation expense for the fair value of unvested stock options.

The effect of including stock-based compensation expense in salaries and related costs for the three-months ended March 31, 2006 and 2005 are as follows:

	Three months
	ended March 31,
	2006	2005

Salaries and related costs	$160,974	132,890

As a % of net revenue	54.3%	57.6%

Stock compensation expense	$8,398	7,108

As a % of salaries and related costs	5.2%	5.3%

As a % of net revenue	2.8%	3.1%

Of the 326 basis point decline in salaries and related costs as a percentage of net revenue, 25 basis points is the result of the decrease in stock compensation expense as a percentage of net revenue. The remaining 301 basis point reduction can be attributed to leveraging increased business volumes with improved productivity and increasing overall efficiency through technological advances.

Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the growth in revenues, net revenues and net earnings for the three-month period ended March 31, 2006 are a result of the incentives inherent in the Company’s compensation program.

Other operating expenses increased 5% for the three-month period ended March 31, 2006, as compared with the same period in 2005 as communications expense, quality and training expenses, and other costs expanded to accommodate the Company’s growing operations. Other operating expenses as a percentage of net revenues decreased 370 basis points for the three-month period ended March 31, 2006, as compared with the same period in 2005. Management believes that this was significant as it reflects the successful achievement of cost containment objectives initiated at the branch level.

Other income, net, increased 78% for the three-month period ended March 31, 2006, as compared with the same period in 2005. Due to higher interest rates on higher average cash balances and short-term investments during the first quarter of 2006, interest income increased by $2 million.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate during the three-month period ended March 31, 2006, remained constant at 40.6% when compared with the same period in 2005, which has been restated to include the tax benefit related to stock-based compensation expense recorded as a result of applying the requirements of SFAS No. 123R under the modified retrospective method.

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

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses. Any such hedging activity during the three months ended March 31, 2006 and 2005 was insignificant. The Company had approximately $1,049 and $458 in foreign exchange gains on a net basis for the three months ended March 31, 2006 and 2005, respectively. The Company had no foreign currency derivatives outstanding at March 31, 2006 and 2005.

Sources of Growth

During the first quarter of 2006, the Company opened one satellite office (+), as follows:

Europe
+ Graz, Austria

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

Internal Growth - Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year. The table below presents “same store” comparisons for the first quarter of 2006 (which is the measure of any increase from the same period of 2005) and for the first quarter of 2005 (which measures growth over 2004).

	For the three months ended March 31,
	2006	2005

Net revenue	28%	13%
Operating income	69%	18%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities. Net cash provided by operating activities for the three months ended March 31, 2006, was approximately $138 million, as compared with $94 million for the same period of 2005. This $44 million increase is principally due to increased net earnings and increased accounts payable and other current liabilities. Increases in accounts payable and other current liabilities are a result of the Company’s attempts to manage cash flows by matching the timing of cash outflows for payments to vendors with cash inflows from collections of customer billings.

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

Cash used in investing activities for the three months ended March 31, 2006, was $22 million, as compared with $30 million during the same period of 2005. The largest use of cash in investing activities is cash paid for capital expenditures. As a non-asset based provider of integrated logistics services, the Company does not own any physical means of transportation (i.e., airplanes, ships, trucks, etc.). However, the Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. The Company routinely invests in technology, office furniture and equipment and leasehold improvements. In the first quarter of 2006, the Company made capital expenditures of $21 million as compared with $29 million for the same period in 2005. Capital expenditures in the first quarter of 2006 and 2005 related primarily to investments in technology, office furniture and equipment building improvements and leasehold improvements. The Company currently expects to spend approximately $27 million for normal capital expenditures in 2006. In addition to property and equipment, normal capital expenditures include leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures. Total capital expenditures in 2006 are currently estimated to be $165 million. This includes normal capital expenditures as noted above, plus additional real estate acquisitions and development required to carry out the Company’s plan adopted under IRC 965. Subsequent to March 31, 2006, the Company spent $67 million for the acquisition of real estate and office/warehouse facilities in Miami, Florida. The Company expects to finance capital expenditures in 2006 with cash.

Cash used in financing activities during the first quarter of 2006 was $15 million as compared with $13 million during the first quarter of 2005. The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market. In 2005, the Company established a policy of repurchasing stock to prevent growth in issued and outstanding shares as a result of stock option exercises. The increase in cash used in financing activities during the first quarter of 2006 compared with the same period in 2005 is primarily the result of this policy. This increase was offset by a $4 million increase in the excess tax benefits received by the Company from the exercise of certain employee stock options during the first quarter of 2006 when compared to the same period in 2005.

At March 31, 2006, working capital was $632 million, including cash and short-term investments of $568 million. The Company had no long-term debt at March 31, 2006.

The Company maintains international and domestic unsecured bank lines of credit. At March 31, 2006, the United States facility totaled $50 million and international bank lines of credit, excluding the U.K. bank facility, totaled $11 million. In addition, the Company maintains a bank facility with its U.K. bank for $12 million which is available for short-term borrowings and issuances of standby letters of credit. At March 31, 2006, the Company had no amounts outstanding on these lines of credit, but was contingently liable for $59 million from standby letters of credit and guarantees related to these lines of credit and other obligations. The guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At March 31, 2006, cash and cash equivalent balances of $317 million were held by the Company’s non-United States subsidiaries, of which $30 million was held in banks in the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the three months ended March 31, 2006, would have had the effect of raising operating income approximately $7 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $5 million. This analysis does not take in to account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact affect of this change cannot be quantified without making speculative assumptions.

As of March 31, 2006, the Company had approximately $3 million of net unsettled intercompany transactions. The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the three months ended March 31, 2006, was insignificant. The Company had no foreign currency derivatives outstanding at March 31, 2006 and 2005. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At March 31, 2006, the Company had cash and cash equivalents and short-term investments of $568 million, of which $411 million was invested at various short-term market interest rates. There were no short-term borrowings at March 31, 2006. A hypothetical change in the interest rate of 10% would not have a significant impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure in the first quarter of 2006.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

As of March 31, 2006, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the report on Form 10-K filed on or about March 16, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2006	—	$—	—	7,233,440
February 1-28, 2006	542	72.94	542	7,346,197
March 1-31, 2006	326,606	82.44	326,606	7,202,431
Total	327,148	$82.42	327,148	7,202,431

In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan. This plan was amended in February 2001 to increase the authorization to repurchase up to 10 million shares of the Company’s common stock. This authorization has no expiration date. This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995. In the first quarter of 2006, 58,157 shares were repurchased under the Non-Discretionary Stock Repurchase Plan.

In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 100,000,000 shares of common stock. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increase. This authorization has no expiration date. This plan was announced on November 13, 2001. In the first quarter of 2006, 268,991 shares were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases were made to keep the number of issued and outstanding shares from growing as a result of stock option exercises.

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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

May 9, 2006	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer
(Principal Executive Officer)

May 9, 2006	/s/ R. JORDAN GATES
R. Jordan Gates, Executive Vice President- Chief Financial Officer
(Principal Financial and Accounting Officer)

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Form 10-Q Index and Exhibits

March 31, 2006

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002