Form 10-Q
period 2006-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2006-08-09
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒

At August 4, 2006, the number of shares outstanding of the issuer’s Common Stock was 213,285,940

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$454,694	$463,894
Short-term investments	415	123
Accounts receivable, less allowance for doubtful accounts of $13,397 at June 30, 2006 and $12,777 at December 31, 2005	751,929	709,331
Deferred Federal and state income taxes	6,679	7,208
Other current assets	28,191	21,405

Total current assets	1,241,908	1,201,961

Property and equipment, less accumulated depreciation and amortization of $163,939 at June 30, 2006 and $152,304 at December 31, 2005	444,285	333,787
Goodwill, less accumulated amortization of $765 at June 30, 2006 and December 31, 2005	7,774	7,774
Other intangibles, net	8,367	8,997
Other assets, net	13,216	13,525

	$1,715,550	$1,566,044

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	529,518	479,546
Accrued expenses, primarily salaries and related costs	128,516	103,674
Federal, state and foreign income taxes	28,754	29,281

Total current liabilities	686,788	612,501

Deferred Federal and state income taxes	29,019	13,278

Minority interest	30,142	13,883

Shareholders’ equity:
Preferred stock, par value $.01 per share
Authorized 2,000,000 shares; none issued	—	—

Common stock, par value $.01 per share
Authorized 320,000,000 shares; issued and outstanding 213,258,504 shares at June 30, 2006, and 213,227,042 shares at December 31, 2005	2,133	2,132
Additional paid-in capital	132,120	180,905
Retained earnings	831,090	745,984
Accumulated other comprehensive income	4,258	(2,639)

Total shareholders’ equity	969,601	926,382

Commitments and contingencies

	$1,715,550	$1,566,044

See accompanying notes to condensed consolidated financial statements.

Certain 2005 amounts have been restated as required by the modified retrospective method in connection with the implementation of SFAS 123R and other amounts have been reclassified to conform to the 2006 presentation.

All share and per share amounts have been adjusted for the 2-for-1 stock split effective June 2006.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings
(In thousands, except share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenues:
Airfreight	$545,273	$421,213	$1,036,271	$794,098
Ocean freight and ocean services	380,280	336,934	724,939	634,078
Customs brokerage and other services	203,771	169,852	392,706	324,987

Total revenues	1,129,324	927,999	2,153,916	1,753,163

Operating expenses:
Airfreight consolidation	429,976	330,269	810,557	614,707
Ocean freight consolidation	300,780	277,259	571,659	521,229
Customs brokerage and other services	84,998	69,811	161,933	135,884
Salaries and related costs	172,453	145,624	333,427	278,515
Rent and occupancy costs	13,372	13,457	27,095	27,205
Depreciation and amortization	8,626	7,603	16,679	14,942
Selling and promotion	8,957	7,120	16,914	14,666
Other	21,359	18,127	41,448	36,838

Total operating expenses	1,040,521	869,270	1,979,712	1,643,986

Operating income	88,803	58,729	174,204	109,177

Interest expense	(10)	(219)	(37)	(248)
Interest income	4,390	2,725	8,664	4,872
Other, net	465	874	2,132	2,070

Other income, net	4,845	3,380	10,759	6,694

Earnings before income taxes and minority interest	93,648	62,109	184,963	115,871
Income tax expense	35,503	24,083	72,555	45,745

Net earnings before minority interest	$58,145	$38,026	$112,408	$70,126

Minority interest	(1,816)	(1,328)	(3,727)	(2,382)

Net earnings	$56,329	$36,698	$108,681	$67,744

Basic earnings per share	$.26	$.17	$.51	$.32

Diluted earnings per share	$.25	$.17	$.49	$.31

Dividends declared per common share	$.11	$.075	$.11	$.075

Weighted average basic shares outstanding	213,725,395	213,552,092	213,574,773	213,504,726

Weighted average diluted shares outstanding	224,374,720	220,901,114	224,051,286	221,160,880

See accompanying notes to condensed consolidated financial statements.

Certain 2005 amounts have been restated as required by the modified retrospective method in connection with the implementation of SFAS 123R and other amounts have been reclassified to conform to the 2006 presentation.

All share and per share amounts have been adjusted for the 2-for-1 stock split effective June 2006.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Operating activities:
Net earnings	$56,329	$36,698	$108,681	$67,744
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	647	(394)	493	(358)
Deferred income tax expense	20,790	8,117	33,597	14,902
Excess tax benefits from employee stock plans	(14,973)	(4,747)	(21,008)	(6,322)
Stock compensation expense	9,418	9,576	17,816	16,684
Depreciation and amortization	8,626	7,603	16,679	14,942
Gain on sale of property and equipment	(68)	(26)	(215)	(45)
Minority interest in earnings of consolidated entities	1,815	833	4,011	1,670
Other	789	1,220	1,577	293
Changes in operating assets and liabilities:
Increase in accounts receivable	(49,838)	(45,318)	(28,999)	(1,648)
Increase in other current assets	(11,394)	(4,539)	(6,300)	(1,746)
Increase in accounts payable and other current liabilities	33,437	33,183	67,379	30,225

Net cash provided by operating activities	55,578	42,206	193,711	136,341

Investing activities:
(Increase) decrease in short-term investments	(275)	631	(283)	(12)
Purchase of property and equipment	(100,334)	(14,175)	(121,833)	(43,192)
Proceeds from sale of property and equipment	87	107	265	249
Other	692	(673)	486	(1,339)

Net cash used in investing activities	(99,830)	(14,110)	(121,365)	(44,294)

Financing activities:
Proceeds (repayments) of short-term debt, net	—	43	—	(2,130)
Proceeds from issuance of common stock	20,513	8,700	26,020	11,075
Repurchases of common stock	(86,669)	(35,486)	(113,628)	(50,013)
Excess tax benefits from employee stock plans	14,973	4,747	21,008	6,322
Dividends paid	(23,575)	(16,055)	(23,576)	(16,055)

Net cash used in financing activities	(74,758)	(38,051)	(90,176)	(50,801)

Effect of exchange rate changes on cash	6,016	(8,562)	8,630	(11,356)

(Decrease) increase in cash and cash equivalents	(112,994)	(18,517)	(9,200)	29,890
Cash and cash equivalents at beginning of period	567,688	457,390	463,894	408,983
Cash and cash equivalents at end of period	$454,694	$438,873	$454,694	$438,873

Interest and taxes paid:
Interest	$8	$214	$32	$234
Income taxes	30,376	18,444	43,051	28,560

See accompanying notes to condensed consolidated financial statements.

Certain 2005 amounts have been restated as required by the modified retrospective method in connection with the implementation of SFAS 123R and other amounts have been reclassified to conform to the 2006 presentation.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R) using the modified retrospective transition method.  Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The Company has elected to restate all periods presented to include compensation expense for all unvested stock options and share awards.  Accordingly, salaries and related costs for the three and six-month periods ended June 30, 2005 have been increased to include compensation expense for the fair value of unvested stock options.  See Note 6 for further discussion of the impact of the adoption of SFAS 123R on the consolidated balance sheet, the consolidated results of operations, earnings per share and consolidated statement of cash flows.

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

The components of total comprehensive income for interim periods are presented in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Net earnings	$56,329	$36,698	$108,681	$67,744

Foreign currency translation adjustments net of tax of: $(2,586) and $4,125 for the 3 months ended June 30, 2006 and 2005, and $(3,732) and $6,252 for the 6 months ended June 30, 2006 and 2005.	4,802	(7,660)	6,930	(11,611)
Unrealized loss on securities net of tax of $9 and $10 for the 3 months ended June 30, 2006 and 2005, and $52 and $37 for the 6 months ended June 30, 2006 and 2005.	(13)	(13)	(33)	(51)

Total comprehensive income	$61,118	$29,025	$115,578	$56,082

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

Financial information regarding the Company’s operations by geographic area for the three and six-months ended June 30, 2006 and 2005 are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	ASIA	EUROPE	AUSTRAL- ASIA	LATIN AMERICA	MIDDLE EAST	ELIMI- NATIONS	CONSOLI- DATED

Three months ended June 30, 2006:

Revenues from unaffiliated customers	$230,158	30,254	629,016	156,268	13,435	16,801	53,392	—	1,129,324
Transfers between geographic areas	27,485	1,962	4,171	7,900	1,621	2,111	2,680	(47,930)	—

Total revenues	$257,643	32,216	633,187	164,168	15,056	18,912	56,072	(47,930)	1,129,324

Net revenues	$126,161	15,871	88,945	53,330	8,024	8,287	12,952	—	313,570
Operating income	$27,659	3,864	40,855	10,051	2,127	1,665	2,582	—	88,803
Identifiable assets at quarter end	$839,926	57,363	369,930	329,676	22,431	32,241	58,371	5,612	1,715,550
Capital expenditures	$91,578	198	4,467	3,096	109	468	418	—	100,334
Depreciation and amortization	$4,417	345	1,210	1,729	189	382	354	—	8,626
Equity	$1,106,283	24,124	276,872	95,304	14,245	13,256	25,951	(586,434)	969,601

Three months ended June 30, 2005:

Revenues from unaffiliated customers	$182,105	23,405	519,774	133,903	11,745	15,561	41,506	—	927,999
Transfers between geographic areas	19,232	1,178	3,126	5,583	1,425	1,879	1,926	(34,349)	—

Total revenues	$201,337	24,583	522,900	139,486	13,170	17,440	43,432	(34,349)	927,999

Net revenues	$101,950	12,839	66,894	44,724	7,054	6,885	10,314	—	250,660
Operating income	$16,617	2,781	28,297	6,652	1,592	1,367	1,423	—	58,729
Identifiable assets at quarter end	$666,572	47,503	317,473	289,708	23,903	23,256	43,215	5,619	1,417,249
Capital expenditures	$10,465	207	1,074	1,309	469	361	290	—	14,175
Depreciation and amortization	$3,713	362	1,216	1,499	172	286	355	—	7,603
Equity	$911,406	19,831	245,979	85,294	15,106	8,606	20,623	(463,612)	843,233

Six months ended June 30, 2006:

Revenues from unaffiliated customers	$449,380	58,635	1,185,711	296,633	25,788	32,910	104,859	—	2,153,916
Transfers between geographic areas	52,927	3,692	7,854	15,225	3,030	4,004	5,062	(91,794)	—

Total revenues	$502,307	62,327	1,193,565	311,858	28,818	36,914	109,921	(91,794)	2,153,916

Net revenues	$251,860	30,553	169,694	101,933	15,424	15,474	24,829	—	609,767
Operating income	$52,227	7,203	82,139	20,624	4,108	2,939	4,964	—	174,204
Identifiable assets at period end	$839,926	57,363	369,930	329,676	22,431	32,241	58,371	5,612	1,715,550
Capital expenditures	$108,764	295	7,221	3,810	346	791	606	—	121,833
Depreciation and amortization	$8,485	696	2,400	3,265	387	747	699	—	16,679
Equity	$1,106,283	24,124	276,872	95,304	14,245	13,256	25,951	(586,434)	969,601

Six months ended June 30, 2005:

Revenues from unaffiliated customers	$350,776	43,614	961,787	260,743	23,485	28,665	84,093	—	1,753,163
Transfers between geographic areas	35,626	2,347	5,848	10,998	2,647	3,438	3,783	(64,687)	—

Total revenues	$386,402	45,961	967,635	271,741	26,132	32,103	87,876	(64,687)	1,753,163

Net revenues	$196,019	24,195	127,551	86,894	13,769	12,543	20,372	—	481,343
Operating income	$27,261	4,801	57,144	11,764	3,220	2,232	2,755	—	109,177
Identifiable assets at period end	$666,572	47,503	317,473	289,708	23,903	23,256	43,215	5,619	1,417,249
Capital expenditures	$36,437	512	2,150	2,519	537	552	485	—	43,192
Depreciation and amortization	$7,222	729	2,386	3,012	326	547	720	—	14,942
Equity	$911,406	19,831	245,979	85,294	15,106	8,606	20,623	(463,612)	843,233

Note 4.  Basic and Diluted Earnings per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share for the three and six-months ended June 30, 2006 and 2005:

	Three months ended June 30,

(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2006

Basic earnings per share	$56,329	213,725,395	$.26
Effect of dilutive potential common shares	—	10,649,325	—

Diluted earnings per share	$56,329	224,374,720	$.25

2005

Basic earnings per share	$36,698	213,552,092	$.17
Effect of dilutive potential common shares	—	7,349,022	—

Diluted earnings per share	$36,698	220,901,114	$.17

	Six months ended June 30,

(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2006

Basic earnings per share	$108,681	213,574,773	$.51
Effect of dilutive potential common shares	—	10,476,513	—

Diluted earnings per share	$108,681	224,051,286	$.49

2005

Basic earnings per share	$67,744	213,504,726	$.32
Effect of dilutive potential common shares	—	7,656,154	—

Diluted earnings per share	$67,744	221,160,880	$.31

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Shares	128,000	128,000	128,000	—

Note 5. Stock and Cash Dividends

On May 3, 2006, the Board of Directors declared a 2-for-1 stock split, effected in the form of a stock dividend of one share of common stock for every share outstanding.  The stock dividend was distributed on June 23, 2006 to shareholders of record on June 9, 2006.  All share and per share information, except par value per share, has been adjusted for all years to reflect the stock split.

On May 3, 2006, the Board of Directors declared a semi-annual cash dividend of $.11 per share payable on June 15, 2006 to shareholders of record as of June 1, 2006.  The dividend of $24 million was paid on June 15, 2006.

On May 9, 2005, the Board of Directors declared a semi-annual cash dividend of $.075 per share payable on June 15, 2005 to shareholders of record as of June 1, 2005.  The dividend of $16 million was paid on June 15, 2005.

Note 6.  Shareholders’ Equity

A.   Stock Option Plans

At June 30, 2006, the Company has two stock option plans (the “1985 Plan” and the “2006 Plan”) for employees under which the Board of Directors may grant officers and key employees options to purchase common stock at prices equal to or greater than market value on the date of grant.  On May 3, 2006, the shareholders approved the Company’s 2006 Plan, which made available a total of 3,000,000 shares of the Company’s common stock for purchase upon exercise of options granted under the 2006 Plan.  The 1985 Plan provides for non-qualified grants.  The 2006 Plan provides for qualified and non-qualified grants. Under the 1985, 2005 and 2006 Plans, outstanding options generally vest and become exercisable over periods up to five years from the date of grant and expire no more than 10 years from the date of grant. Grants under the 2006 Plan are limited to not more than 100,000 shares per person.  No additional shares can be granted under the 2006 Plan after April 30, 2007.  Under the terms of the 2005 and 2006 Plans, no options can be granted after April 30th of the year following shareholder approval.  Accordingly, no options were granted under the 2005 Plan after April 30, 2006.

The Company also has a stock option plan (“Directors’ Plan”) under which non-employee directors elected at each annual meeting are granted non-qualified options to purchase 32,000 shares of common stock at prices equal to the market value on the date of grant on the first business day of the month following the meeting.  On May 3, 2006, the Directors’ Plan was amended by shareholder vote to require a one year vesting period.  Previously, options granted under the Directors’ Plan vested immediately.

Upon the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options, the Company derives a tax deduction measured by the excess of the market value over the option price at the date of exercise.  The portion of the benefit from the deduction which equals the estimated fair value of the options (previously recognized as compensation expense) is recorded as a credit to the deferred tax asset for non-qualified stock options and is recorded as a credit to current tax expense for any disqualifying dispositions of incentive stock options.  All of the tax benefit received upon option exercise which exceeds the estimated fair value of the options is credited to additional paid-in capital.

B.  Stock Purchase Plan

In May 2002, the shareholders approved the Company’s 2002 Employee Stock Purchase Plan (“2002 Plan”), which became effective August 1, 2002 upon the expiration of the 1988 Employee Stock Purchase Plan (“1988 Plan”) on July 31, 2002.  The Company’s 2002 Plan provides for 4,305,452 shares of the Company’s common stock, including 305,452 remaining shares transferred from the 1988 Plan, to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year.  The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of (1) 85% of the fair market value of the Company’s stock on July 31 or (2) 85% of the fair market value of the Company’s stock on the preceding August 1.

C.  Adoption of SFAS 123R

As described in Note 1, effective January 1, 2006, the Company adopted SFAS 123R, requiring the recording of compensation expense based on an estimate of the fair value of options awarded under its fixed stock option or employee stock purchase rights plans.  The Company elected to utilize the modified retrospective method of transitioning to SFAS 123R and has restated all prior periods to recognize the required stock compensation expense.

In applying the modified retrospective method, the Company has recorded compensation expense as previously stated in the Company’s pro forma SFAS 123 disclosures in the footnotes to its prior period financial statements.  The fair value of options used to determine this compensation expense was originally determined using the Black-Scholes model and no changes have been made to the compensation expense as originally stated in the pro forma disclosures.  The original measurements and assumptions previously disclosed in the footnotes to the Company’s financial statement included in its annual Form 10-K filings and, in more recent years, in its Form 10-Q filings, also have not been changed.    In the process of recording the associated deferred tax assets related to this compensation expense, as required by SFAS 123R, the Company made its computations on a “grant by grant” basis.  As a result of this exercise, the Company determined that the tax benefit amounts previously included in determining the disclosed pro forma net earnings figures, if actually recorded into the Company’s financial statements, would have overstated deferred tax assets on the Company’s balance sheet that would have been incorrect under that provisions of SFAS No. 109, “Accounting for Income Taxes”.  Accordingly, in restating the results of prior years, management has elected to record adjustments to income tax expense and to properly record deferred tax assets.

Prior to the adoption of SFAS 123R, in the statement of cash flows, the tax benefits received by the Company from the exercise of certain employee stock options were added back to net earnings in determining net cash provided by operating activities.  SFAS 123R requires a different presentation for that portion of the tax benefit received upon option exercise which exceeds the tax benefit originally recorded based on the estimated fair value of the options previously recognized as compensation expense.  Accordingly, the Company has reclassified this excess tax benefit from cash provided by operating activities to cash provided by financing activities in the statement of cash flows.

The following tables summarize the adjustments to certain line items in the Company’s consolidated financial statements as a  result of adopting SFAS 123R for all periods presented:

Restated line items in the condensed consolidated balance sheet:

	December 31, 2005
	As previously reported	SFAS 123R Adjustments	Reclassifications	As restated

Deferred Federal and state income taxes	$25,939	$(12,661)	—	$13,278

Shareholders’ equity:
Additional paid-in capital	18,663	162,242	—	180,905
Retained earnings	$895,565	$(149,581)	—	$745,984

Restated line items in the condensed consolidated statement of earnings:

	Three months ended June 30, 2005
	As previously reported	SFAS 123R Adjustments	Reclassifications	As restated

Salaries and related costs	$134,841	$9,576	$1,207	$145,624
Other operating expenses	19,334	—	(1,207)	18,127

Total operating expenses	859,694	9,576	—	869,270

Operating income	68,305	(9,576)	—	58,729

Earnings before income taxes andminority interest	71,685	(9,576)	—	62,109
Income tax expense	25,712	(1,630)	1	24,083
Net earnings before minority interest	45,973	(7,946)	(1)	38,026

Net earnings	44,644	(7,946)	—	36,698

Basic earnings per share	$.21	—	—	$.17
Diluted earnings per share	$.20	—	—	$.17

	Six months ended June 30, 2005
	As previously reported	SFAS 123R Adjustments	Reclassifications	As restated

Salaries and related costs	$259,395	$16,684	$2,436	$278,515
Other operating expenses	39,273	—	(2,435)	36,838

Total operating expenses	1,627,301	16,684	1	1,643,986

Operating income	125,862	(16,684)	(1)	109,177

Earnings before income taxes andminority interest	132,556	(16,684)	(1)	115,871

Income tax expense	47,786	(2,040)	(1)	45,745
Net earnings before minority interest	84,770	(14,644)	—	70,126

Net earnings	82,388	(14,644)	—	67,744

Basic earnings per share	$.39	—	—	$.32
Diluted earnings per share	$.37	—	—	$.31

Restated line items in the condensed consolidated statement of cash flows:

	Three months ended June 30, 2005
	As previously reported	SFAS 123R Adjustments	Reclassifications	As restated

Net earnings	$44,644	$(7,946)	—	$36,698

Deferred income tax expense	3,728	4,389	—	8,117
Excess tax benefits from employee stock plans	—	(4,747)	—	(4,747)
Tax benefits from employee stock plans	6,019	(6,019)	—	—
Stock compensation expense	—	9,576	—	9,576

Net cash provided by operating activities	46,953	(4,747)	—	42,206

Excess tax benefits from employee stock plans	—	4,747	—	4,747

Net cash used in financing activities	$(42,798)	$4,747	—	$(38,051)

	Six months ended June 30, 2005
	As previously reported	SFAS 123R Adjustments	Reclassifications	As restated

Net earnings	$82,388	$(14,644)	—	$67,744

Deferred income tax expense	7,987	6,915	—	14,902
Excess tax benefits from employee stock plans	—	(6,322)	—	(6,322)
Tax benefits from employee stock plans	8,955	(8,955)	—	—
Stock compensation expense	—	16,684	—	16,684

Net cash provided by operating activities	142,663	(6,322)	—	136,341

Excess tax benefits from employee stock plans	—	6,322	—	6,322

Net cash used in financing activities	$(57,123)	$6,322	—	$(50,801)

The following tables summarize information about fixed-price stock options for the six months ended June 30, 2006:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2005	22,266,646	$14.64	—	—
Options granted	3,109,000	44.20	—	—
Options exercised	(2,455,434)	10.60	—	—
Options forfeited	(184,250)	19.66	—	—
Options expired	(11,750)	10.45	—	—
Outstanding at June 30, 2006	22,724,212	$19.08	6.27 years	$839,222
Exercisable at June 30, 2006	12,120,987	$11.65	4.47 years	$537,642

	Unvested Options
	Number of shares	Weighted average fair value per share

Balance at December 31, 2005	11,368,450	$9.57
Options granted	3,109,000	22.69
Options vested	(3,689,975)	7.74
Options forfeited	(184,250)	9.91
Balance at June 30, 2006	10,603,225	$14.05

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants issued during the six months ended June 30, 2006 and 2005:

	For the six months ended June 30,
	2006	2005
Dividend yield	.51%	.56%
Volatility	41 — 43%	44 — 49%
Risk-free interest rates	5.03 — 5.11%	3.64 — 4.14%
Expected life (years) — stock option plans	7.21 — 8.89	6.67 — 9.36
Weighted average fair value of stock options granted during the period	$22.69	$25.38

No grants were issued under the stock purchase plan during the six months ended June 30, 2006 and 2005.

The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $67 million and $22 million, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $90 million and $33 million, respectively.

As of June 30, 2006, the total unrecognized compensation cost related to unvested stock options is $124,531 and the weighted average period over which that cost is expected to be recognized is 2.16 years.

Total stock compensation expense and the total related tax benefit recognized in the three and six-months ended June 30, 2006 and 2005 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005

Stock compensation expense	$9,418	$9,576	$17,816	$16,684

Recognized tax benefit, net	$2,247	$1,630	$2,556	$2,040

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

As described in Note 1 in the condensed consolidated financial statements in this quarterly report, effective January 1, 2006, the Company adopted SFAS 123R. This accounting standard requires the recognition of compensation expense based on an estimate of the fair value of options granted to employees and directors under the Company’s stock option and employee stock purchase plans.

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

The Company has historically used the Black-Scholes model for estimating the fair value of stock options in providing pro forma fair value disclosures pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). After a review of alternatives, and considering the guidance outlined in Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107), the Company

has decided to continue to use this model for estimating the fair value of stock options granted subsequent to the adoption of SFAS 123R.

In reviewing the propriety of measurements and assumptions used historically to calculate compensation expense for disclosure purposes, management considered the guidance contained in SAB 107, even though all the Company’s stock options had previously been granted under SFAS 123, as opposed to SFAS 123R, for which SAB 107 was expressly written. The Company began granting options under SFAS 123R in the second quarter of 2006.  Refer to Note 6 in the condensed consolidated financial statements for the assumptions used for grants issued during the six months ended June 30, 2006 and 2005.  The assumptions used by the Company for estimating the fair value of options granted under SFAS 123R were developed on a basis consistent with assumptions used for valuing previous grants.

Management believes that these assumptions are appropriate, based upon the requirements of SFAS 123, SFAS 123R, the guidance included in SAB 107 and the company’s historical and currently expected future experience. Looking to future events, management has been strongly influenced by historical patterns which may not be valid predictors of future developments and any future deviation may be material.

The Company’s expected volatility assumptions are based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the corresponding yield curve in effect at the time of grant for U.S. Treasury bonds having the same term as the expected life of the option, i.e. a ten year bond rate is used for valuing an option with a ten year expected life. The expected dividend yield is based on the Company’s historical experience. The forfeiture rate used to calculate compensation expense is primarily based on historical pre-vesting employee forfeiture patterns.

The use of different assumptions would result in different amounts of stock compensation expense. Keeping all other variables constant, the indicated change in each of the assumptions below increases or decreases the fair value of an option (and the resulting stock compensation expense), as follows:

Assumption	Change in assumption	Impact of fair value of options
Expected volatility	Higher	Higher
Expected life of option	Higher	Higher
Risk-free interest rate	Higher	Higher
Expected dividend yield	Higher	Lower

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

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three and six-month periods ended June 30, 2006 and 2005, expressed as percentages of net revenues.  Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended June 30,				Six months ended June 30,
	2006		2005		2006		2005
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)

Net revenues:
Airfreight	$115,297	37%	$90,944	36%	$225,714	37%	$179,391	37%
Ocean freight and ocean services	79,500	25	59,675	24	153,280	25	112,849	24
Customs brokerage and other services	118,773	38	100,041	40	230,773	38	189,103	39

Net revenues	313,570	100	250,660	100	609,767	100	481,343	100

Operating expenses:
Salaries and related costs	172,453	55	145,624	58	333,427	55	278,515	58
Other	52,314	17	46,307	18	102,136	17	93,651	19

Total operating expenses	224,767	72	191,931	76	435,563	72	372,166	77

Operating income	88,803	28	58,729	24	174,204	28	109,177	23
Other income, net	4,845	2	3,380	1	10,759	2	6,694	1

Earnings before income taxes and minority interest	93,648	30	62,109	25	184,963	30	115,871	24
Income tax expense	35,503	11	24,083	10	72,555	12	45,745	10

Net earnings before minority interest	58,145	19	38,026	15	112,408	18	70,126	14
Minority interest	(1,816)	(1)	(1,328)	—	(3,727)	—	(2,382)	—

Net earnings	$56,329	18%	$36,698	15%	$108,681	18%	$67,744	14%

Airfreight net revenues increased 27% and 26% for the three and six-month periods ended June 30, 2006, respectively, as compared with the same periods for 2005.  These increases are primarily the result of increases in airfreight tonnage of 22% and 24% for the three and six-month periods ended June 30, 2006 as compared with the same periods for 2005.

Ocean freight volumes, measured in terms of forty-foot container equivalent units (FEUs), increased 17% for the three-month period ended June 30, 2006 as compared with the same period for 2005 while ocean freight and ocean services net revenues increased 33% during the same period.  The difference between these two growth rates is a result of a year over year increase in ocean freight yields and year over year increases in the Company’s fee-based order management and ocean forwarding business.  For the six-month period ended June 30, 2006 as compared with the same period for 2005, FEU count increased 18% while ocean freight and ocean services net revenues increased 36% during the same period.  The difference in these two growth rates is also attributable to the same dynamics as described for the three month period.

The Company continued its focus of offering competitive rates to customers at the retail level, while leveraging freight volumes to obtain favorable rates from carriers at the wholesale level.  The Company’s North American ocean freight net revenues increased approximately 43% and 46% for the three and six-month periods ended June 30, 2006, respectively, as compared with the same periods for 2005. This was due to an increase in container traffic, primarily from Asia and increases in order management and ocean forwarding business, which was a result of continued marketing efforts. Ocean freight net revenues for Asia and for Europe increased 34% and 11%, respectively, for the three months ended June 30, 2006, and 40% and 6%, respectively, for the six months ended June 30, 2006, as compared with the same periods for 2005.  This increase was also a result of continued marketing efforts.

Customs brokerage and other services net revenues increased 19% and 22% for the three and six-month periods ended June 30, 2006, respectively, as compared with the same periods for 2005 as a result of the Company’s continuing reputation for providing high quality service.  Consolidation within the customs brokerage market has also contributed to this increase as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program.  In addition, increased emphasis on regulatory compliance continues to benefit the Company’s customs brokerage offerings.

Salaries and related costs increased 18% and 20% during the three and six-month periods ended June 30, 2006, as compared with the same periods in 2005 as a result of (1) the Company’s increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels.  As previously noted, the Company adopted SFAS 123R using the modified retrospective application method and has restated all periods presented to include compensation expense for all unvested stock options and share awards beginning with the first period restated. Accordingly, salaries and related costs for the three and six months ended June 30, 2005 have been increased to include compensation expense for the fair value of unvested stock options.

The effect of including stock-based compensation expense in salaries and related costs for the three and six-months ended June 30, 2006 and 2005 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005

Salaries and related costs	$172,453	$145,624	$333,427	$278,515

As a % of net revenue	55.0%	58.1%	54.7%	57.9%

Stock compensation expense	$9,418	$9,576	$17,816	$16,684

As a % of salaries and related costs	5.5%	6.6%	5.3%	6.0%

As a % of net revenue	3.0%	3.8%	2.9%	3.5%

Of the 310 and 318 basis point decline in salaries and related costs as a percentage of net revenue for the three and six-month periods ended June 30, 2006, respectively, as compared with the same periods for 2005, 82 and 54 basis points, respectively, are the result of the decrease in stock compensation expense as a percentage of net revenue.  One factor affecting the comparability of stock option expense between the second quarters of 2005 and 2006 relates to the treatment of stock options granted under the Directors’ Plan.  Directors’ Plan options granted in June 2005, vested immediately.  Accordingly, the Black-Scholes determined fair-value compensation expense for those options of $1,815, was expensed entirely in June 2005.  The terms of the Directors’ Plan options issued in June 2006, was amended to require vesting over a 12 month period.  Accordingly, only $293 of the total Black-Scholes determined fair value compensation expense of $3,575, was included in stock option compensation expense during the second quarter of 2006.

The remaining 228 and 264 basis point reduction in salaries and related costs as a percentage of net revenue for the three and six-month periods ended June 30, 2006, respectively, as compared with the same period for 2005, can be attributed to leveraging increased business volumes with improved productivity and increasing overall efficiency through technological advances.  Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the growth in revenues, net revenues and net earnings for the three and six-month periods ended June 30, 2006 are a result of the incentives inherent in the Company’s compensation program.

Other operating expenses increased 13% and 9% for the three and six-month periods ended June 30, 2006, as compared with the same periods in 2005 as communications expense, quality and training expenses, and other costs expanded to accommodate the Company’s growing operations.  Other operating expenses as a percentage of net revenues decreased 179 basis points and 271 basis points for the three and six-month periods ended June 30, 2006, respectively, as compared with the same periods in 2005.  This was primarily due to the continued achievement of cost containment objectives.

Other income, net, increased 43% and 61% for the three and six-month periods ended June 30, 2006, as compared with the same periods in 2005.  Due to higher interest rates on higher average cash balances and short-term investments during the three and six-months ended June 30, 2006, as compared with the same periods for 2005, interest income increased $2 million and $4 million, respectively.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate during the three month period ended June 30, 2006, was 37.91% as compared to 38.78% for the same period in 2005.  The Company’s consolidated effective income tax rate for the six month periods ended June 30, 2006 and 2005 remained relatively constant at 39.2% and 39.5%, respectively.  The periods in 2005 have been restated to include the tax benefit related to stock-based compensation expense recorded as a result of applying the requirements of SFAS 123R under the modified retrospective method.  Although a tax benefit related to stock-based compensation expense is recorded for non-qualified stock options at the time the related compensation expense is recognized, the tax benefit received for disqualifying dispositions of incentive stock options cannot be anticipated.  The lower consolidated effective income tax rate during the three month period ended June 30, 2006, as compared to the same period in 2005, is partially the result of a larger tax benefit received for disqualifying dispositions of incentive stock options occurring during the second quarter of 2006 compared to 2005.

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

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents.  The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely or the short-term financial outlook is such that hedging is the way to avoid short-term exchange losses.  Any such hedging activity during the three and six-months ended June 30, 2006 and 2005 was insignificant.  For the three and six-months ended June 30, 2006, the Company had foreign exchange losses of approximately $246 and foreign exchange gains of approximately $803, respectively, on a net basis.  For the same periods of 2005, respectively, the Company had foreign exchange gains of approximately $213 and $671, respectively, on a net basis.  The Company had no foreign currency derivatives outstanding at June 30, 2006 and 2005.

Sources of Growth

During the second quarter of 2006, the Company opened 1 full-service office (*) and 1 satellite office (+), as follows:

Latin America	United States
Reynosa, MX*	Calexico, CA+

Reynosa, MX changed from a satellite to a full-service office.

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

Internal Growth - Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year.   The table below presents “same store” comparisons for the three and six-months ended June 30, 2006 (which is the measure of any increase from the same period of 2005) and for the three and six-months ended June 30, 2005 (which measures growth over 2004).

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005

Net revenue	25%	12%	26%	13%
Operating income	51%	17%	59%	17%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities.  Net cash provided by operating activities for the three and six months ended June 30, 2006, was $56 million and $194 million, as compared with $42 million and $136 million for the same periods of 2005.  The $14 million increase for the three months ended June 30, 2006 is primarily due to increased net earnings.  The $58 million increase for the six months ended June 30, 2006, is principally due to increased net earnings and a favorable swing in the timing of receipts and disbursements represented by the accounts receivable and accounts payable balances.

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

As a customs broker, the Company makes significant 5-10 business day cash advances for its customers’ obligations such as the payment of duties to the Customs and Border Protection of the Department of Homeland Security.  These advances are made as an accommodation for a select group of credit-worthy customers.  Cash advances are a “pass through” and are not recorded as a component of revenue and expense.  The billings of such advances to customers are accounted for as a direct increase in accounts receivable to the customer and a corresponding increase in accounts payable to governmental customs authorities.  As a result of these “pass through” billings, the conventional Days Sales Outstanding or DSO calculation does not directly measure collection efficiency.

Cash used in investing activities for the three and six-months ended June 30, 2006, was $100 million and $121 million, as compared with $14 million and $44 million during the same periods of 2005.  The largest use of cash in investing activities is cash paid for capital expenditures.  As a non-asset based provider of integrated logistics services, the Company does not own any physical means of transportation (i.e., airplanes, ships, trucks, etc.).  However, the Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight.  The Company routinely invests in technology, office furniture and equipment and leasehold improvements.  In the second quarter of 2006, the Company made capital expenditures of $100 million as compared with $14 million for the same period in 2005.  The Company currently expects to spend approximately $27 million for ongoing capital expenditures in 2006.  In addition to property and equipment, ongoing capital expenditures include leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures.  Total capital expenditures in 2006 are estimated to be $165 million. This includes ongoing capital expenditures as noted above, plus additional real estate acquisitions and development required to carry out the Company’s plan adopted under IRC 965. During the second quarter of 2006, the Company spent $67 million for the acquisition of real estate and office/warehouse facilities in Miami, Florida.  The Company expects to finance capital expenditures in 2006 with cash.

Cash used in financing activities during the three and six-months ended June 30, 2006 were $75 million and $90 million as compared with $38 million and $51 million for each of the same periods in 2005.  The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market.  In 2005, the Company established a policy of repurchasing stock to prevent growth in issued and outstanding shares as a result of stock option exercises.  The increase in cash used in financing activities during the three and six-months ended June 30, 2006 compared with the same periods in 2005 is primarily the result of this new policy.  During the three months ended June 30, 2006 and 2005 the net use of cash in financing activities included the payment of dividends of $.11 per share and $.075 per share, respectively.

At June 30, 2006, working capital was $555 million, including cash and short-term investments of $455 million.  The Company had no long-term debt at June 30, 2006.

The Company maintains international and domestic unsecured bank lines of credit.   At June 30, 2006, the U.S. facility totaled $50 million and international bank lines of credit, excluding the U.K. bank facility, totaled $11 million.  In addition, the Company maintains a bank facility with its U.K. bank for $13 million which is available for short-term borrowings and issuances of standby letters of credit.  At June 30, 2006 the Company had no amounts outstanding on these lines of credit but was contingently liable for $60 million from standby letters of credit and guarantees related to these lines of credit and other obligations.  The guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At June 30, 2006, cash and cash equivalent balances of $348 million were held by the Company’s non-U.S. subsidiaries, of which $44 million was held in banks in the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% weakening of the U.S. dollar, throughout the six months ended June 30, 2006, would have had the effect of raising operating income approximately $14 million.  An average 10% strengthening of the U.S. dollar, for the same period, would have had the effect of reducing operating income approximately $11 million.  This analysis does not take in to account changes in shipping patterns based upon this hypothetical currency fluctuation.  For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact affect of this change cannot be quantified without making speculative assumptions.

At June 30, 2006, the Company had approximately $6 million of net unsettled intercompany transactions.  The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the three and six-months ended June 30, 2006, was insignificant. The Company had no foreign currency derivatives outstanding at June 30, 2006 and 2005.  The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings.  The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At June 30, 2006, the Company had cash and cash equivalents and short-term investments of $455 million, the vast majority of which is subject to variable short-term interest rates.  The Company had no short-term borrowings at June 30, 2006.  A hypothetical change in the interest rate of 10% would not have a significant impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure in the second quarter of 2006.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

As of June 30, 2006, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed.  Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the report on Form 10-K filed on or about March 16, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2006	1,330	$45.38	1,330	14,455,160
May 1-31, 2006	163,026	53.60	163,026	15,343,930
June 1-30, 2006	1,605,320	48.51	1,605,320	13,940,942
Total	1,769,676	$48.97	1,769,676	13,940,942

In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan.  This plan was amended in February 2001 to increase the authorization to repurchase up to 20 million shares of the Company’s common stock.  This authorization has no expiration date.  This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995.  In the second quarter of 2006, 411,384 shares were repurchased under the Non-Discretionary Stock Repurchase Plan.

In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200 million shares of common stock.  The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increase.  This authorization has no expiration date.  This plan was announced on November 13, 2001.  In the second quarter of 2006, 1,358,292 shares were repurchased under the Discretionary Stock Repurchase Plan.  These discretionary repurchases were made to keep the number of issued and outstanding shares from growing as a result of stock option exercises.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)             The annual meeting of the Shareholders was held on May 3, 2006.

(b)            The following directors were elected to the Board of Directors to serve a term of one year and until their successors are elected and qualified:

	For	Withheld

P.J. Rose	89,739,582	2,895,153
J.L.K. Wang	89,033,162	3,601,573
R.J. Gates	83,355,095	9,279,640
J.J. Casey	84,576,281	8,058,454
D.P. Kourkoumelis	89,879,616	2,755,119
M.J. Malone	91,722,590	912,145
J.W. Meisenbach	89,879,134	2,755,601

		For	Against	Abstain	Non-Vote
(c)	Adoption of the 2006 Stock Option Plan	70,808,532	10,547,302	390,240	10,888,661

		For	Against	Abstain	Non-Vote
(d)	Ratification of KPMG LLP as the Company’s Independent Auditor Selection	92,184,268	404,127	46,340	—

		For	Against	Abstain	Non-Vote
(e)	Shareholder proposal to amend the Company’s existing equal opportunity policy	26,431,053	52,259,295	3,055,726	10,888,661

Item 5.  Other Information

(a)             On August 3, 2006, the Company filed articles of amendment in order to increase authorized common shares from 320,000,000 to 640,000,000 in connection with the 2-for-1 stock split.

(b)            Not applicable.

Item 6.  Exhibits

(a)             Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-OxleyAct of 2002
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

August 9, 2006	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer
(Principal Executive Officer)

August 9, 2006	/s/ R. JORDAN GATES
R. Jordan Gates, Executive Vice President-Chief Financial Officer
(Principal Financial and Accounting Officer)

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Form 10-Q Index and Exhibits

June 30, 2006

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002