Form 10-Q
period 2006-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2006-11-09
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

At November 6, 2006, the number of shares outstanding of the issuer’s Common Stock was 213,170,373.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$499,529	$463,894
Short-term investments	386	123
Accounts receivable, less allowance for doubtful accounts of $13,280 at September 30, 2006 and $12,777 at December 31, 2005	812,224	709,331
Deferred Federal and state income taxes	8,717	7,208
Other current assets	14,161	21,405

Total current assets	1,335,017	1,201,961

Property and equipment, less accumulated depreciation and amortization of $170,228 at September 30, 2006 and $152,304 at December 31, 2005	445,964	333,787
Goodwill, less accumulated amortization of $765 at September 30, 2006 and December 31, 2005	7,774	7,774
Other intangibles, net	7,957	8,997
Other assets, net	14,952	13,525

	$1,811,664	$1,566,044

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	562,592	479,546
Accrued expenses, primarily salaries and related costs	135,467	103,674
Federal, state and foreign income taxes	36,225	29,281

Total current liabilities	734,284	612,501

Deferred Federal and state income taxes	34,430	13,278

Minority interest	21,338	13,883

Shareholders’ equity:
Preferred stock, par value $.01 per share
Authorized 2,000,000 shares; none issued	—	—

Common stock, par value $.01 per share
Authorized 320,000,000 shares; issued and outstanding 213,121,366 shares at September 30, 2006, and 213,227,042 shares at December 31, 2005	2,131	2,132
Additional paid-in capital	120,343	180,905
Retained earnings	894,893	745,984
Accumulated other comprehensive income	4,245	(2,639)

Total shareholders’ equity	1,021,612	926,382

Commitments and contingencies
	$1,811,664	$1,566,044

See accompanying notes to condensed consolidated financial statements.

Certain 2005 amounts have been restated as required by the modified retrospective method in connection with the implementation of FAS 123R and other amounts have been reclassified to conform to the 2006 presentation.

All share and per share amounts have been adjusted for the 2-for-1 stock split effective June 2006.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings
(In thousands, except share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenues:
Airfreight	$575,285	$478,294	$1,611,556	$1,272,392
Ocean freight and ocean services	433,212	383,975	1,158,151	1,018,053
Customs brokerage and other services	221,226	184,173	613,932	509,160

Total revenues	1,229,723	1,046,442	3,383,639	2,799,605

Operating expenses:
Airfreight consolidation	453,246	377,758	1,263,803	992,465
Ocean freight consolidation	343,909	308,385	915,568	829,614
Customs brokerage and other services	93,230	78,374	255,163	214,258
Salaries and related costs	183,995	155,450	517,422	433,965
Rent and occupancy costs	13,877	13,993	40,972	41,197
Depreciation and amortization	9,341	7,840	26,020	22,782
Selling and promotion	8,484	7,059	25,398	21,725
Other	22,384	20,147	63,832	56,985

Total operating expenses	1,128,466	969,006	3,108,178	2,612,991

Operating income	101,257	77,436	275,461	186,614

Interest expense	(4)	(14)	(41)	(262)
Interest income	4,236	3,031	12,900	7,903
Other, net	743	1,355	2,875	3,425

Other income, net	4,975	4,372	15,734	11,066

Earnings before income taxes and minority interest	106,232	81,808	291,195	197,680
Income tax expense	47,133	31,344	119,688	77,090

Net earnings before minority interest	$59,099	$50,464	$171,507	$120,590

Minority interest	4,704	(2,060)	977	(4,442)

Net earnings	$63,803	$48,404	$172,484	$116,148

Diluted earnings per share	$.29	$.22	$.78	$.53

Basic earnings per share	$.30	$.23	$.81	$.54

Dividends declared per common share	$—	$—	$.11	$.075

Weighted average diluted shares outstanding	221,417,053	221,334,628	220,539,975	220,901,210

Weighted average basic shares outstanding	213,524,680	213,737,374	213,557,892	213,583,128

See accompanying notes to condensed consolidated financial statements.

Certain 2005 amounts have been restated as required by the modified retrospective method in connection with the implementation of FAS 123R and other amounts have been reclassified to conform to the 2006 presentation.

All share and per share amounts have been adjusted for the 2-for-1 stock split effective June 2006.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Operating activities:
Net earnings	$63,803	$48,404	$172,484	$116,148
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	259	782	752	424
Deferred income tax expense	4,572	6,111	38,169	21,013
Excess tax benefits from employee stock plans	(1,194)	(1,919)	(22,202)	(8,241)
Stock compensation expense	11,813	8,364	29,629	25,048
Depreciation and amortization	9,341	7,840	26,020	22,782
Gain on sale of property and equipment	—	(811)	(214)	(856)
Minority interest in earnings of consolidated entities	(4,768)	2,087	(757)	3,890
Other	1,704	775	3,280	1,068
Changes in operating assets and liabilities:
Increase in accounts receivable	(66,758)	(97,236)	(95,757)	(98,884)
Increase in other current assets	14,011	9,015	7,711	7,269
Increase in accounts payable and other current liabilities	51,895	67,580	119,274	97,805

Net cash provided by operating activities	84,678	50,992	278,389	187,466

Investing activities:
(Increase) decrease in short-term investments	30	25	(253)	13
Purchase of property and equipment	(9,668)	(22,967)	(131,501)	(66,159)
Proceeds from sale of property and equipment	52	1,082	317	1,331
Other	(1,999)	77	(1,513)	(1,262)

Net cash used in investing activities	(11,585)	(21,783)	(132,950)	(66,077)

Financing activities:
Proceeds (repayments) of short-term debt, net	—	37	—	(2,093)
Proceeds from issuance of common stock	19,353	21,153	45,373	32,228
Repurchases of common stock	(44,139)	(30,153)	(157,767)	(80,166)
Excess tax benefits from employee stock plans	1,194	1,919	22,202	8,241
Net distributions to minority interests	(4,053)	—	(4,053)	(133)
Dividends paid	—	—	(23,576)	(16,055)

Net cash used in financing activities	(27,645)	(7,044)	(117,821)	(57,978)

Effect of exchange rate changes on cash	(613)	405	8,017	(10,951)

Increase in cash and cash equivalents	44,835	22,570	35,635	52,460
Cash and cash equivalents at beginning of period	454,694	438,873	463,894	408,983
Cash and cash equivalents at end of period	$499,529	$461,443	$499,529	$461,443

Interest and taxes paid:
Interest	$22	$6	$54	$240
Income taxes	17,713	10,297	60,764	38,857

See accompanying notes to condensed consolidated financial statements.

Certain 2005 amounts have been restated as required by the modified retrospective method in connection with the implementation of FAS 123R and other amounts have been reclassified to conform to the 2006 presentation.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R) using the modified retrospective transition method.  Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The Company has elected to restate all periods presented to include compensation expense for all unvested stock options and share awards.  Accordingly, salaries and related costs for the three and nine-month periods ended September 30, 2005 have been increased to include compensation expense for the fair value of unvested stock options.  See Note 6 for further discussion of the impact of the adoption of SFAS 123R on the consolidated balance sheet, the consolidated results of operations, earnings per share and consolidated statement of cash flows.

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

The components of total comprehensive income for interim periods are presented in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Net earnings	$63,803	$48,404	$172,484	$116,148

Foreign currency translation adjustments net of tax of: $18 and $(18) for the three months ended September 30, 2006 and 2005, and $(3,714) and $6,235 for the nine months ended September 30, 2006 and 2005.	(33)	32	6,897	(11,578)
Unrealized loss on securities net of tax of $(14) and $4 for the three months ended September 30, 2006 and 2005, and $38 and $41 for the nine months ended September 30, 2006 and 2005.	20	(6)	(13)	(57)

Total comprehensive income	$63,790	$48,430	$179,368	$104,513

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

Financial information regarding the Company’s operations by geographic area for the three and nine-months ended September 30, 2006 and 2005 are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	ASIA	EUROPE	AUSTRALASIA	LATIN AMERICA	MIDDLE EAST	ELIMINATIONS	CONSOLIDATED
Three months ended September 30, 2006:

Revenues from unaffiliated customers	$240,300	30,085	709,222	160,565	14,595	17,305	57,651	—	1,229,723
Transfers between geographic areas	29,516	2,136	4,266	8,335	1,573	2,092	3,082	(51,000)	—

Total revenues	$269,816	32,221	713,488	168,900	16,168	19,397	60,733	(51,000)	1,229,723

Net revenues	$136,810	15,251	101,202	54,412	8,403	8,388	14,872	—	339,338
Operating income	$27,313	3,718	50,380	11,998	2,311	1,546	3,991	—	101,257
Identifiable assets at quarter end	$854,409	67,458	415,273	349,654	27,506	33,518	63,802	44	1,811,664
Capital expenditures	$6,378	226	799	1,430	29	269	537	—	9,668
Depreciation and amortization	$4,976	318	1,369	1,738	197	406	337	—	9,341
Equity	$1,165,850	27,797	307,047	102,363	16,065	13,533	27,779	(638,822)	1,021,612

Three months ended September 30, 2005:

Revenues from unaffiliated customers	$199,139	25,354	616,305	133,297	12,372	14,500	45,475	—	1,046,442
Transfers between geographic areas	25,313	1,547	3,511	6,368	1,492	1,999	2,173	(42,403)	—

Total revenues	$224,452	26,901	619,816	139,665	13,864	16,499	47,648	(42,403)	1,046,442

Net revenues	$115,242	12,036	84,226	44,837	7,559	7,095	10,930	—	281,925
Operating income	$21,127	1,475	43,083	7,344	2,030	1,419	958	—	77,436
Identifiable assets at quarter end	$705,474	55,849	372,276	304,809	25,636	26,573	43,848	7,408	1,541,873
Capital expenditures	$20,333	204	767	913	135	330	285	—	22,967
Depreciation and amortization	$3,875	377	1,192	1,529	191	312	364	—	7,840
Equity	$950,642	21,120	279,106	89,116	16,713	9,593	20,202	(504,752)	881,740

Nine months ended September 30, 2006:

Revenues from unaffiliated customers	$689,680	88,720	1,894,933	457,198	40,383	50,215	162,510	—	3,383,639
Transfers between geographic areas	82,443	5,828	12,120	23,560	4,603	6,096	8,144	(142,794)	—

Total revenues	$772,123	94,548	1,907,053	480,758	44,986	56,311	170,654	(142,794)	3,383,639

Net revenues	$388,670	45,804	270,896	156,345	23,827	23,862	39,701	—	949,105
Operating income	$80,059	10,921	132,519	32,622	6,419	4,485	8,436	—	275,461
Identifiable assets at period end	$854,409	67,458	415,273	349,654	27,506	33,518	63,802	44	1,811,664
Capital expenditures	$115,142	521	8,020	5,240	375	1,060	1,143	—	131,501
Depreciation and amortization	$13,461	1,014	3,769	5,003	584	1,153	1,036	—	26,020
Equity	$1,165,850	27,797	307,047	102,363	16,065	13,533	27,779	(638,822)	1,021,612

Nine months ended September 30, 2005:

Revenues from unaffiliated customers	$549,915	68,968	1,578,092	394,040	35,857	43,165	129,568	—	2,799,605
Transfers between geographic areas	60,939	3,894	9,359	17,366	4,139	5,437	5,956	(107,090)	—

Total revenues	$610,854	72,862	1,587,451	411,406	39,996	48,602	135,524	(107,090)	2,799,605

Net revenues	$311,261	36,231	211,777	131,731	21,328	19,638	31,302	—	763,268
Operating income	$48,391	6,276	100,227	19,107	5,250	3,650	3,713	—	186,614
Identifiable assets at period end	$705,474	55,849	372,276	304,809	25,636	26,573	43,848	7,408	1,541,873
Capital expenditures	$56,770	716	2,917	3,432	672	882	770	—	66,159
Depreciation and amortization	$11,097	1,106	3,578	4,541	517	859	1,084	—	22,782
Equity	$950,642	21,120	279,106	89,116	16,713	9,593	20,202	(504,752)	881,740

Note 4.  Basic and Diluted Earnings per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share for the three months and nine-months ended September 30, 2006 and 2005:

	Three months ended September 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2006

Basic earnings per share	$63,803	213,524,680	$.30
Effect of dilutive potential common shares	—	7,892,373	—

Diluted earnings per share	$63,803	221,417,053	$.29

2005

Basic earnings per share	$48,404	213,737,374	$.23
Effect of dilutive potential common shares	—	7,597,254	—

Diluted earnings per share	$48,404	221,334,628	$.22

	Nine months ended September 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2006

Basic earnings per share	$172,484	213,557,892	$.81
Effect of dilutive potential common shares	—	6,982,083	—

Diluted earnings per share	$172,484	220,539,975	$.78

2005

Basic earnings per share	$116,148	213,583,128	$.54
Effect of dilutive potential common shares	—	7,318,082	—

Diluted earnings per share	$116,148	220,901,210	$.53

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Shares	128,000	500	128,000	500

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

Note 6.  Shareholders’ Equity

A.            Stock Option Plans

At September 30, 2006, the Company has two stock option plans (the “1985 Plan” and the “2006 Plan”) for employees under which the Board of Directors may grant officers and key employees options to purchase common stock at prices equal to or greater than market value on the date of grant.  On May 3, 2006, the shareholders approved the Company’s 2006 Plan, which made available a total of 3,000,000 shares of the Company’s common stock for purchase upon exercise of options granted under the 2006 Plan.  The 1985 Plan provides for non-qualified grants.  The 2006 Plan provides for qualified and non-qualified grants. Under the 1985, 2005 and 2006 Plans, outstanding options generally vest and become exercisable over periods up to five years from the date of grant and expire no more than 10 years from the date of grant. Grants under the 2006 Plan are limited to not more than 100,000 shares per person.  No additional shares can be granted under the 2006 Plan after April 30, 2007.  Under the terms of the 2005 and 2006 Plans, no options can be granted after April 30th of the year following shareholder approval.  Accordingly, no options were granted under the 2005 Plan after April 30, 2006.

The Company also has a stock option plan (“Directors’ Plan”) under which non-employee directors elected at each annual meeting are granted non-qualified options to purchase 32,000 shares of common stock at prices equal to the market value on the date of grant on the first business day of the month following the meeting.  On May 3, 2006, the Directors’ Plan was amended by shareholder vote to require a one year vesting period.  Previously options granted under the Directors’ Plan vested immediately.

Upon the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options, the Company derives a tax deduction measured by the excess of the market value over the option price at the date of disqualifying disposition.  The portion of the benefit from the deduction which equals the estimated fair value of the options (previously recognized as compensation expense) is recorded as a credit to the deferred tax asset for non-qualified stock options and is recorded as a credit to current tax expense for any disqualified dispositions of incentive stock options.  All of the tax benefit received upon option exercise which exceeds the estimated fair value of the options is credited to additional paid-in capital.

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

In applying the modified retrospective method, the Company has recorded compensation expense as previously stated in the Company’s pro forma SFAS 123 disclosures in the footnotes to its prior period financial statements.  The fair value of options used to determine this compensation expense was originally determined using the Black-Scholes model and no changes have been made to the compensation expense as originally stated in the pro forma disclosures.  The original measurements and assumptions previously disclosed in the footnotes to the Company’s financial statement included in its annual Form 10-K filings and, in more recent years, in its Form 10-Q filings, also have not been changed.  In the process of recording the associated deferred tax assets related to this compensation expense, as required by SFAS 123R, the Company made its computations on a “grant by grant” basis.  As a result of this exercise, the Company determined that the tax benefit amounts previously included in determining the disclosed pro forma net earnings figures, if actually recorded into the Company’s financial statements, would have overstated deferred tax assets on the Company’s balance sheet that would have been incorrect under the provisions of SFAS No. 109, “Accounting for Income Taxes”.  Accordingly, in restating the results of prior years, management has elected to record adjustments to income tax expense and to properly record deferred tax assets.

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

The following tables summarize the adjustments to certain line items in the Company’s consolidated financial statements as a result of adopting SFAS 123R for all periods presented:

Restated line items in the condensed consolidated balance sheet:

	December 31, 2005
	As previously reported	SFAS No. 123R Adjustments	Reclassifications	As restated

Deferred Federal and state income taxes	$25,939	$(12,661)	—	$13,278

Shareholders’ equity:
Additional paid-in capital	18,663	162,242	—	180,905
Retained earnings	895,565	(149,581)	—	745,984

Restated line items in the condensed consolidated statement of earnings:

	Three months ended September 30, 2005
	As previously reported	SFAS 123R Adjustments	Reclassifications	As restated

Salaries and related costs	$145,629	$8,364	$1,457	$155,450
Other operating expenses	21,604	—	(1,457)	20,147

Total operating expenses	960,642	8,364	—	969,006

Operating income	85,800	(8,364)	—	77,436

Earnings before income taxes and minority interest	90,172	(8,364)	—	81,808
Income tax expense	32,343	(999)		31,344
Net earnings before minority interest	57,829	(7,365)	—	50,464

Net earnings	55,769	(7,365)	—	48,404

Diluted earnings per share	$.25	$—	$—	$.22
Basic earnings per share	$.26	$—	$—	$.23

	Nine months ended September 30, 2005
	As previously reported	SFAS 123R Adjustments	Reclassifications	As restated

Salaries and related costs	$405,024	$25,048	$3,893	$433,965
Other operating expenses	60,877	—	(3,892)	56,985

Total operating expenses	2,587,943	25,048	—	2,612,991

Operating income	211,662	(25,048)	—	186,614

Earnings before income taxes and minority interest	222,728	(25,048)	—	197,680

Income tax expense	80,129	(3,039)	—	77,090
Net earnings before minority interest	142,599	(22,009)	—	120,590

Net earnings	138,157	(22,009)	—	116,148

Diluted earnings per share	$.62	$—	$—	$.53
Basic earnings per share	$.65	$—	$—	$.54

Restated line items in the condensed consolidated statement of cash flows:

	Three months ended September 30, 2005
	As previously reported	SFAS 123R Adjustments	Reclassifications	As restated

Net earnings	$55,769	$(7,365)	—	$48,404

Deferred income tax expense	4,258	1,853	—	6,111
Excess tax benefits from employee stock plans	—	(1,919)	—	(1,919)
Tax benefits from employee stock plans	2,852	(2,852)	—	—
Stock compensation expense	—	8,364	—	8,364

Net cash provided by operating activities	52,911	(1,919)	—	50,992

Excess tax benefits from employee stock plans	—	1,919	—	1,919

Net cash used in financing activities	$(8,963)	$1,919	$—	$(7,044)

	Nine months ended September 30, 2005
	As previously reported	SFAS 123R Adjustments	Reclassifications	As restated

Net earnings	$138,157	$(22,009)	—	$116,148

Deferred income tax expense	12,245	8,768	—	21,013
Excess tax benefits from employee stock plans	—	(8,241)	—	(8,241)
Tax benefits from employee stock plans	11,807	(11,807)	—	—
Stock compensation expense	—	25,048	—	25,048
Minority interest in earnings of consolidated entities	3,757	—	133	3,890
Net cash provided by operating activities	195,574	(8,241)	133	187,466

Excess tax benefits from employee stock plans	—	8,241	—	8,241
Net distributions to minority interests	—	—	(133)	(133)
Net cash used in financing activities	$(66,086)	$8,241	(133)	$(57,978)

The following tables summarize information about fixed-price stock options for the nine months ended September 30, 2006:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2005	22,266,646	$14.64
Options granted	3,108,100	44.20
Options exercised	(2,678,533)	10.65
Options forfeited	(275,450)	22.07
Options expired	(15,200)	11.53
Outstanding at September 30, 2006	22,405,563	$19.12	6.04 years	$571,243
Exercisable at September 30, 2006	11,897,088	$11.66	4.22 years	$391,625

	Unvested Options
	Number of shares	Weighted average fair value per share

Balance at December 31, 2005	11,368,450	$9.57
Options granted	3,108,100	22.69
Options vested	(3,692,625)	7.75
Options forfeited	(275,450)	11.15
Balance at September 30, 2006	10,508,475	$14.05

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants issued during the nine months ended September 30, 2006 and 2005:

	For the nine months ended September 30,
	2006	2005
Dividend yield	.51%	.56%
Volatility	41 – 43%	44 - 49%
Risk-free interest rates	5.03 – 5.11%	3.64 – 4.14%
Expected life (years) – stock option plans	7.21 – 8.89	6.67 – 9.36
Expected life (years) – stock purchase rights plans	1	1
Weighted average fair value of stock options granted during the period	$22.69	$25.38
Weighted average fair value of stock purchase rights granted during the period	$12.41	$14.33

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

The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $8 million and $12 million, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $98 million and $46 million, respectively.

As of September 30, 2006, the total unrecognized compensation cost related to unvested stock options is $114,696 and the weighted average period over which that cost is expected to be recognized is 1.97 years.

Total stock compensation expense and the total related tax benefit recognized in the three and nine-months ended September 30, 2006 and 2005 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005

Stock compensation expense	$11,813	$8,364	$29,629	$25,048

Recognized tax benefit, net	$710	$999	$2,178	$3,039

Shares issued as a result of stock option exercises and employee stock plan purchases are issued as new shares outstanding by the Company’s transfer agent.

Note 7.  Recent Accounting Pronouncements

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, including but not limited to sales and value-added taxes.  In EITF 06-3 a consensus was reached that entities may adopt a policy of presenting these taxes in the income statement on either a gross or net basis. If these taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company presents revenues net of sales and value-added taxes in its consolidated statement of earnings and does not anticipate changing its policy as a result of EITF 06-3.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109).  The interpretation establishes guidelines for recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is required to and plans to adopt the provisions of FIN 48 beginning in the first quarter of 2007.  The Company is currently assessing the impact of the adoption of FIN 48.

On September 13, 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 31, 2006. However, early application is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this guidance. The Company is currently assessing the impact of the adoption of SAB 108.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 157 beginning in the first quarter of 2008.  The Company is currently assessing the impact of the adoption of SFAS 157.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES LITIGATION
REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

Certain portions of this report on Form 10-Q including the section entitled “Currency and Other Risk Factors” and “Liquidity and Capital Resources” contain forward-looking statements which must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements.  In addition to risk factors discussed in the Executive Summary in this report, attention should be given to the factors identified and discussed in the report on Form 10-K filed on or about March 16, 2006.

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

As further discussed under liquidity and capital resources, total capital expenditures in 2006 are expected to exceed $140 million.

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

In reviewing the propriety of measurements and assumptions used historically to calculate compensation expense for disclosure purposes, management considered the guidance contained in SAB 107, even though all the Company’s stock options had previously been granted under SFAS 123, as opposed to SFAS 123R, for which SAB 107 was expressly written.  The Company began granting options under SFAS 123R in the second quarter of 2006.  Refer to Note 6 in the condensed consolidated financial statements for the assumptions used for grants issued during the nine months ended September 30, 2006 and 2005.  The assumptions used by the Company for estimating the fair value of options granted under SFAS 123R were developed on a basis consistent with assumptions used for valuing previous grants.

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

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three and nine-month periods ended September 30, 2006 and 2005, expressed as percentages of net revenues.  Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended September 30,				Nine months ended September 30,
	2006		2005		2006		2005
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)

Net revenues:
Airfreight	$122,039	36%	$100,536	36%	$347,753	37%	$279,927	37%
Ocean freight and ocean services	89,303	26	75,590	27	242,583	25	188,439	25
Customs brokerage and other services	127,996	38	105,799	37	358,769	38	294,902	38
Net revenues	339,338	100	281,925	100	949,105	100	763,268	100

Operating expenses:
Salaries and related costs	183,995	54	155,450	55	517,422	55	433,965	57
Other	54,086	16	49,039	18	156,222	16	142,689	19

Total operating expenses	238,081	70	204,489	73	673,644	71	576,654	76

Operating income	101,257	30	77,436	27	275,461	29	186,614	24
Other income, net	4,975	1	4,372	2	15,734	2	11,066	2

Earnings before income taxes and minority interest	106,232	31	81,808	29	291,195	31	197,680	26
Income tax expense	47,133	14	31,344	11	119,688	13	77,090	10

Net earnings before minority interest	59,099	17	50,464	18	171,507	18	120,590	16
Minority interest	4,704	1	(2,060)	(1)	977	—	(4,442)	(1)

Net earnings	$63,803	18%	$48,404	17%	$172,484	18%	$116,148	15%

Airfreight net revenues increased 21% and 24% for the three and nine-month periods ended September 30, 2006, respectively, as compared with the same periods for 2005.  These increases are primarily the result of increases in airfreight tonnage of 17% and 21% for the three and nine-month periods ended September 30, 2006 as compared with the same periods for 2005.

The Company’s North American airfreight net revenues increased 23% for the three months ended September 30, 2006, as compared with the same period for 2005.  Airfreight net revenues for Asia, for Europe and for the Middle East/Indian subcontinent increased 21%, 18% and 58%, respectively, for the three month comparative periods.  Yields between the two periods were relatively stable, with export tonnage increases of 17% from North America, 15% from Asia, 19% from Europe and 39% from the Middle East/Indian subcontinent being primarily responsible for net revenue growth.  These tonnage increases were primarily the result of market share gains driven by focused sales activity.

For the nine months ended September 30, 2006, as compared with the same period for 2005, the Company’s North American airfreight net revenues increased 23% while airfreight net revenues for Asia, for Europe and for the Middle East/Indian subcontinent increased 29%, 18% and 41%, respectively.  Yields for the comparative nine month periods diminished slightly, but remained essentially stable.  Export tonnage increases of 19% from North America, 22% from Asia, 21% from Europe and 34% from the Middle East/Indian subcontinent being primarily responsible for net revenue growth.  These tonnage increases, as with the quarter ended September 30, 2006, were also primarily the result of market share gains driven by focused sales activity.

Ocean freight volumes, measured in terms of forty-foot container equivalent units (FEUs), increased 23% for the three month period ended September 30, 2006, as compared with the same period for 2005, while ocean freight and ocean services net revenues increased 18% during the same period.  The difference between these two growth rates is primarily a result of year over year increases in the Company’s fee-based order management and ocean forwarding business.  For the nine month period ended September 30, 2006 as compared with the same period for 2005, FEU count increased 19% while ocean freight and ocean services net revenues increased 29% during the same period.  The difference in these two growth rates is also attributable to the same dynamics as described for the three month period.

The Company continued its focus of offering competitive rates to customers at the retail level, while leveraging freight volumes to obtain favorable rates from carriers at the wholesale level.  The Company’s North American ocean freight net revenues increased approximately 18% and 35% for the three and nine-month periods ended September 30, 2006, respectively, as compared with the same periods for 2005. This was due to an increase in container traffic, primarily from Asia and increases in order management and ocean forwarding business, which was a result of continued marketing efforts. Ocean freight net revenues for Asia and for Europe increased 18% and 16%, respectively, for the three months ended September 30, 2006, and 31% and 9%, respectively, for the nine months ended September 30, 2006, as compared with the same periods for 2005.  This increase was also a result of continued marketing efforts.

Customs brokerage and other services net revenues increased 21% and 22% for the three and nine-month periods ended September 30, 2006, respectively, as compared with the same periods for 2005 as a result of the Company’s continuing reputation for providing high quality service.  Consolidation within the customs brokerage market has also contributed to this increase as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program.  In addition, increased emphasis on regulatory compliance continues to benefit the Company’s customs brokerage offerings.

Salaries and related costs increased 18% and 19% during the three and nine-month periods ended September 30, 2006, as compared with the same periods in 2005 as a result of (1) the Company’s increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels.  As previously noted, the Company adopted SFAS 123R using the modified retrospective application method and has restated all periods presented to include compensation expense for all unvested stock options and share awards beginning with the first period restated. Accordingly, salaries and related costs for the three and nine months ended September 30, 2006 have been increased to include compensation expense for the fair value of unvested stock options.

The decline in salaries and related costs as a percentage of net revenue for the three and nine-month periods ended September 30, 2006, respectively, as compared to the same periods for 2005, can be attributed to leveraging increased business volumes with improved productivity and increasing overall efficiency through technological advances.  The effect of including stock-based compensation expense in salaries and related costs for the three and nine-months ended September 30, 2006 and 2005 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005

Salaries and related costs	$183,995	$155,450	$517,422	$433,965

As a % of net revenue	54.2%	55.1%	54.5%	56.9%

Stock compensation expense	$11,813	$8,364	$29,629	$25,048

As a % of salaries and related costs	6.4%	5.4%	5.7%	5.8%

As a % of net revenue	3.5%	3.0%	3.1%	3.3%

The increase in stock compensation expense as a percentage of salaries and related costs for the three months ended September 30, 2006, as compared to the same period in 2005, is primarily the result of a change in the vesting of stock options granted under the Directors’ Plan.  Directors’ Plan options granted in June 2005, vested immediately.  Accordingly, the Black-Scholes determined fair-value compensation expense for those options of $1,815, was expensed entirely in June 2005.  The terms of the Directors’ Plan options issued in June 2006, was amended to require vesting over a 12 month period.  Accordingly, $899 of the total Black-Scholes determined fair value compensation expense of $3,575, was included in stock option compensation expense during the third quarter of 2006.

Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the growth in revenues, net revenues and net earnings for the three and nine-month periods ended September 30, 2006 are a result of the incentives inherent in the Company’s compensation program.

Other operating expenses increased 10% and 9% for the three and nine-month periods ended September 30, 2006, as compared with the same periods in 2005 as communications expense, quality and training expenses, and other costs expanded to accommodate the Company’s growing operations.  Other operating expenses as a percentage of net revenues decreased 146 basis points and 224 basis points for the three and nine-month periods ended September 30, 2006, respectively, as compared with the same periods in 2005.  This was primarily due to the continued achievement of cost containment objectives.

Other income, net, increased 14% and 42% for the three and nine-month periods ended September 30, 2006, as compared with the same periods in 2005.  Due to higher interest rates on higher average cash balances and short-term investments during the three and nine-

months ended September 30, 2006, as compared with the same periods for 2005, interest income increased $1 million and $5 million, respectively.

During the third quarter of 2006, the Company increased its ownership percentages in various joint ventures.  As a result of finalizing these additional investments, the third quarter includes a one-time credit of $5.0 million to minority interest.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate during the three month period ended September 30, 2006, was 44.4% as compared to 38.3% for the same period in 2005.  The Company’s consolidated effective income tax rate during the nine month period ended September 30, 2006 was 41.1% as compared to 39.0% for the same period in 2005.  Income tax expense for the three and nine-month periods ended September 30, 2006, includes a $2.3 million true-up of estimated foreign tax credits relating to the American Jobs Creation Act.  These amounts had previously been recorded as deferred tax assets.  In refining the Company’s tax credit computation, it was determined that these tax credits are no longer available.  The periods in 2005 have been restated to include the tax benefit related to stock-based compensation expense recorded as a result of applying the requirements of SFAS 123R under the modified retrospective method.  Although a tax benefit related to stock-based compensation expense is recorded for non-qualified stock options at the time the related compensation expense is recognized, the tax benefit received for disqualifying dispositions of incentive stock options cannot be anticipated.  The higher consolidated effective income tax rate during the three month period ended September 30, 2006, as compared to the same period in 2005, is partially the result of a smaller tax benefit received for disqualifying dispositions of incentive stock options occurring during the third quarter of 2006 compared to 2005.

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

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents.  The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely or the short-term financial outlook is such that hedging is the way to avoid short-term exchange losses.  Any such hedging activity during the three and nine-months ended September 30, 2006 and 2005 was insignificant.  For the three and nine-months ended September 30, 2006, the Company had foreign exchange gains of approximately $15 and $819, respectively, on a net basis.  For the same periods of 2005, respectively, the Company had foreign exchange losses of approximately $91 and foreign exchange gains of approximately $580, respectively, on a net basis.  The Company had no foreign currency derivatives outstanding at September 30, 2006 and 2005.

Sources of Growth

During the third quarter of 2006, the Company opened 2 satellite offices (+), as follows:

United States	Other North America
Omaha, NE+	Querétaro, Mexico+

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

Internal Growth - Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from offices

that have been included in the Company’s operating results for at least one full year.   The table below presents “same store” comparisons for the three and nine-months ended September 30, 2006 (which is the measure of any increase from the same period of 2005) and for the three and nine-months ended September 30, 2005 (which measures growth over 2004).

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005

Net revenue	20%	17%	24%	14%
Operating income	30%	27%	47%	21%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities.  Net cash provided by operating activities for the three and nine-months ended September 30, 2006, was $85 million and $278 million, as compared with $51 million and $187 million for the same periods of 2005.  The $34 million increase for the three months ended September 30, 2006 is primarily due to increased net earnings.  The $91 million increase for the nine months ended September 30, 2006, is principally due to increased net earnings and a favorable swing in the timing of receipts and disbursements represented by the accounts receivable and accounts payable balances.

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

Cash used in investing activities for the three and nine-months ended September 30, 2006, was $12 million and $133 million, as compared with $22 million and $66 million during the same periods of 2005.  The largest use of cash in investing activities is cash paid for capital expenditures.  As a non-asset based provider of integrated logistics services, the Company does not own any physical means of transportation (i.e., airplanes, ships, trucks, etc.).  However, the Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight.  The Company routinely invests in technology, office furniture and equipment and leasehold improvements.  In the third quarter of 2006, the Company made capital expenditures of $10 million as compared with $23 million for the same period in 2005.  The Company currently expects to spend approximately $27 million for ongoing capital expenditures in 2006.  In addition to property and equipment, ongoing capital expenditures include leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures.  Total capital expenditures in 2006 are estimated to be $140 million. This includes ongoing capital expenditures as noted above, plus additional real estate acquisitions and development required to carry out the Company’s plan adopted under IRC 965. During the second quarter of 2006, the Company spent $67 million for the acquisition of real estate and office/warehouse facilities in Miami, Florida.  The Company expects to finance capital expenditures in 2006 with cash.

Cash used in financing activities during the three and nine-months ended September 30, 2006 were $28 million and $118 million as compared with $7 million and $58 million for each of the same periods in 2005.  The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market.  In 2005, the Company established a policy of repurchasing stock to prevent growth in issued and outstanding shares as a result of stock option exercises.  The increase in cash used in financing activities during the three and nine-months ended September 30, 2006 compared with the same periods in 2005 is primarily the result of this new policy.  During the nine months ended September 30, 2006 and 2005 the net use of cash in financing activities included the payment of dividends of $.11 per share and $.075 per share, respectively.

At September 30, 2006, working capital was $601 million, including cash and short-term investments of $500 million.  The Company had no long-term debt at September 30, 2006.

The Company maintains international and domestic unsecured bank lines of credit.  At September 30, 2006, the U.S. facility totaled $50 million and international bank lines of credit, excluding the U.K. bank facility, totaled $15 million.  In addition, the Company maintains a bank facility with its U.K. bank for $13 million which is available for short-term borrowings and issuances of standby letters of credit.  At September 30, 2006 the Company had no amounts outstanding on these lines of credit but was contingently liable for $59 million from standby letters of credit and guarantees related to these lines of credit and other obligations.  The guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At September 30, 2006, cash and cash equivalent balances of $391 million were held by the Company’s non-U.S. subsidiaries, of which $66 million was held in banks in the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% weakening of the U.S. dollar, throughout the nine months ended September 30, 2006, would have had the effect of raising operating income approximately $21 million.  An average 10% strengthening of the U.S. dollar, for the same period, would have had the effect of reducing operating income approximately $17 million.  This analysis does not take in to account changes in shipping patterns based upon this hypothetical currency fluctuation.  For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact affect of this change cannot be quantified without making speculative assumptions.

At September 30, 2006, the Company had approximately $7 million of net unsettled intercompany transactions.  The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the three and nine-months ended September 30, 2006, was insignificant. The Company had no foreign currency derivatives outstanding at September 30, 2006 and 2005.  The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings.  The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At September 30, 2006, the Company had cash and cash equivalents and short-term investments of $500 million, the vast majority of which is subject to variable short-term interest rates.  The Company had no short-term borrowings at September 30, 2006.  A hypothetical change in the interest rate of 10% would not have a significant impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure in the third quarter of 2006.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the report on Form 10-K filed on or about March 16, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2006	1,014	$54.50	1,014	13,964,789
August 1-31, 2006	183,703	41.12	183,703	13,839,144
September 1-30, 2006	906,334	40.50	906,334	13,332,772
Total	1,091,051	$40.61	1,091,051	13,332,772

In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan.  This plan was amended in February 2001 to increase the authorization to repurchase up to 20 million shares of the Company’s common stock.  This authorization has no expiration date.  This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995.  In the third quarter of 2006, 471,032 shares were repurchased under the Non-Discretionary Stock Repurchase Plan.

In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200 million shares of common stock.  The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increase.  This authorization has no expiration date.  This plan was announced on November 13, 2001.  In the third quarter of 2006, 620,019 shares were repurchased under the Discretionary Stock Repurchase Plan.  These discretionary repurchases were made to keep the number of issued and outstanding shares from growing as a result of stock option exercises.

Item 5.  Other Information

(a)           None.

(b)           None.

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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

November 9, 2006	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer
(Principal Executive Officer)

November 9, 2006	/s/ R. JORDAN GATES
R. Jordan Gates, Executive Vice President-Chief Financial Officer
(Principal Financial and Accounting Officer)

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Form 10-Q Index and Exhibits

September 30, 2006

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002