Form 10-K
period 2006-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2007-03-01
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 0-13468

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1069248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1015 Third Avenue, 12th Floor, Seattle, Washington	98104
(Address of principal executive offices)	(Zip Code)

(206) 674-3400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐ No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒                                               Accelerated filer ☐                                              Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

At June 30, 2006, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $11,670,749,657.

At February 26, 2007 the number of shares outstanding of registrant’s Common Stock was 214,077,158.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2007 Annual Meeting of Shareholders to be held on May 2, 2007 are incorporated by reference into Part III of this Form 10-K.

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

The Company, including its majority-owned subsidiaries, operates full service offices (•) in the cities identified below.  Full service offices have also been established in locations where the Company maintains unilateral control over assets and operations and where the existence of the parent-subsidiary relationship is maintained by means other than record ownership of voting stock (#).   In other cities, the Company contracts with independent agents to provide required services and has established approximately 110 such relationships world-wide.  Locations where Company employees perform sales and customer service functions are identified below as international service centers (*).  Wholly-owned locations operating under the supervision and control of another full service office are identified as satellite offices (+).  In each case, the opening date for the full service office, international service center or satellite office is set forth in parenthesis.

NORTH AMERICA

UNITED STATES	• Buffalo-Peace Bridge (1/97)	• Guadalajara (9/97)	PERU
• Seattle (5/79)	• El Paso (1/97)	• Nogales (1/99)	• Lima (12/05)
• Chicago (7/81)	• Laredo (2/97)	• Ciudad Juarez (5/00)
• San Francisco (7/81)	• Nogales (2/97)	• Monterrey (1/05)	VENEZUELA
• New York (11/81)	• San Diego (7/97)	• Reynosa (6/06)	• Caracas (1/01)
• Los Angeles (5/82)	+ Rochester (10/97)	+ Querétaro (9/06)
• Atlanta (8/83)	• McAllen (4/98)		ASIA
• Boston (11/85)	• Pittsburgh (6/99)	SOUTH AND CENTRAL AMERICA
• Miami (3/86)	• Savannah (3/00)		BANGLADESH
• Minneapolis (7/86)	+ Milwaukee (7/00)	ARGENTINA	• Dhaka (6/89)
• Denver (2/88)	• Kansas City (8/00)	• Buenos Aires (1/98)	+ Chittagong (8/93)
• Detroit (7/88)	• Washington, D.C. (9/00)
• Portland (7/88)	• Nashville (10/01)	BRAZIL	CAMBODIA
• Cincinnati (8/89)	+ Huntsville (12/02)	• Sao Paulo (9/95)	• Phnom Penh (4/00)
• Cleveland (7/90)	• Austin (2/03)	• Rio de Janeiro (9/95)
• Phoenix (7/91)	• Orlando (8/03)	• Campinas (9/95)	PEOPLE’S REPUBLIC OF CHINA
• Louisville (10/91)	• Tampa (9/03)	+ Santos (10/97)	• Guangzhou (4/94)
• St. Louis (4/92)	+ New Orleans (9/04)	• Manaus (7/00)	• Beijing (7/94)
• Houston (4/92)	+ Omaha (7/06)	• Porto Alegre (1/05)	• Dalian (7/94)
• Baltimore (4/92)	+ Calexico (6/06)		• Shanghai (7/94)
• Dallas (5/92)		CHILE	• Shenzhen (7/94)
• Columbus (6/92)	PUERTO RICO	• Santiago (2/95)	• Qingdao (7/94)
• Charlotte (7/92)	• San Juan (5/95)	+ Concepcion (4/03)	• Tianjin (7/94)
• Newark (9/94)			• Xi’an (7/94)
• Philadelphia (3/95)	CANADA	COLOMBIA	• Xiamen (7/94)
• Charleston (6/95)	• Toronto (5/84)	• Bogota (12/98)	+ Chengdu (9/00)
• Memphis (8/95)	• Vancouver (9/95)	+ Cali (12/98)	• Ningbo (7/01)
• Salt Lake City (11/95)	+ Windsor (6/98)	+ Medellin (7/00)	+ Suzhou (9/01)
+ Syracuse (4/96)	• Montreal (4/99)		+ Zhongshan (9/01)
• Norfolk (9/96)	• Calgary (9/04)	COSTA RICA	• Hangzhou (10/01)
• Indianapolis (11/96)		• San Jose (10/03)	+ Kunshan (12/01)
+ Port Huron-Blue Water Bridge (12/96)	MEXICO		+ Fuzhou (6/02)
+ Detroit Ambassador Bridge (12/96)	• Mexico City (6/95)	GUATEMALA	+ Yantai (11/02)
+ Lewiston-Queenston (12/96)	• Nuevo Laredo (4/97)	• Guatemala City (1/07)	+ Shenyang (12/02)

+ Wuhan (1/03)	VIETNAM	PORTUGAL	• Mumbai (Bombay) (1/97)
+ Huizhou (12/03)	• Ho Chi Minh City (5/00)	• Lisbon (10/91)	• Bangalore (6/97)
+ Zhuhai (12/03)	• Hanoi (3/04)	• Oporto (10/91)	• Chennai (Madras) (6/97)
+ Foshan (1/04)	+ Da Nang (9/05)		+ Hyderabad (9/01)
• Chongqing (7/04)		SPAIN	+ Tiruppur (3/05)
• Dongguan (2/05)	EUROPE	• Barcelona (1/94)
• Nanjing (3/05)		• Madrid (1/94)	KUWAIT
• Macau (5/05)	AUSTRIA	• Alicante (4/96)	# Kuwait City (7/97)
+ Shantou (12/06)	• Vienna (11/95)
	+ Graz (3/06)	SWEDEN	LEBANON
HONG KONG		• Stockholm (1/94)	• Beirut (8/99)
• Kowloon (9/81)	BELGIUM	• Goteborg (1/94)
	• Brussels (7/90)	+ Malmoe (3/05)	PAKISTAN
INDONESIA	+Antwerp (4/91)		• Karachi (9/96)
• Jakarta (12/90)		SWITZERLAND	• Lahore (9/96)
• Surabaya (2/92)	THE CZECH REPUBLIC	• Chiasso (2/01)	+ Sialkot (6/03)
	• Prague (6/98)	• Zurich (10/05)	+ Islamabad (10/06)
JAPAN
• Tokyo (1/01)	FINLAND	UNITED KINGDOM	QATAR
• Osaka (1/01)	• Helsinki (4/94)	• London (4/86)	• Doha (1/07)
• Manchester (11/88)
KOREA	FRANCE	• Birmingham (3/90)	SAUDI ARABIA
+ Pusan (10/94)	• Paris (1/97)	• Glasgow (4/92)	# Riyadh (7/92)
• Seoul (10/94)	• Mulhouse (1/97)	• Bristol (3/97)	# Jeddah (7/92)
+ Bupyung (6/96)	• Lyon (1/97)	• East Midlands (1/99)
+ Chonan (6/96)	• Lille (3/97)	+ Hull (1/00)	SRI LANKA
+ Kwangju (6/96)	• Bordeaux (7/00)	• Belfast (9/01)	• Colombo (3/95)
+ Kumi (6/96)		• Aberdeen (9/05)
+ Masan (6/96)	GERMANY		TURKEY
+ Taegu (6/96)	• Frankfurt (4/92)	AUSTRALASIA	• Ankara (1/99)
	• Munich (4/92)		• Istanbul (1/99)
MALAYSIA	• Dusseldorf (4/92)	AUSTRALIA	• Izmir (1/99)
• Penang (11/87)	• Stuttgart (4/92)	• Sydney (8/88)	• Mersin (1/99)
• Kuala Lumpur (6/90)	• Hamburg (1/93)	• Melbourne (8/88)	+ Adana (1/99)
• Johor Bahru (11/94)	• Nuremberg (1/01)	• Brisbane (10/93)
	+ Hannover (1/05)	• Perth (12/94)	U.A.E.
MARIANA ISLANDS		• Adelaide (10/97)	* Abu Dhabi (1/94)
• Saipan (7/00)	HUNGARY		• Dubai (10/98)
	• Budapest (4/00)	FIJI
PHILIPPINES		* Nadi (7/96)	CYPRUS
• Manila (8/98)	IRELAND	* Suva (5/97)	* Nicosia (6/96)
+ Olongapo City (8/98)	• Dublin (3/97)		* Larnaca (1/98)
+ Mandaue City (9/99)	• Cork (3/97)	NEW ZEALAND
	• Shannon (3/97)	• Auckland (8/88)	AFRICA
SINGAPORE
• Singapore (9/81)	ITALY	NEAR/MIDDLE EAST	SOUTH AFRICA
	• Milan (4/93)		• Johannesburg (3/94)
TAIWAN	• Verona (4/93)	EGYPT	• Durban (3/94)
• Taipei (9/81)	• Florence (3/98)	• Cairo (2/95)	• Capetown (1/97)
+ Kaohsiung (9/81)	+ Turin (4/05)	+ Alexandria (2/95)	+ Maseru (6/03)
+ Taichung (9/81)			+ Port Elizabeth (7/03)
+ Hsin-Chu (9/89)	THE NETHERLANDS	GREECE
	• Amsterdam (6/94)	• Athens (2/99)	MADAGASCAR
	• Rotterdam (3/95)	+ Thessaloniki (2/99)	• Antananarivo (11/01)
THAILAND
• Bangkok (9/94)	POLAND	INDIA	MAURITIUS
+ Laem Chabang (8/05)	• Warsaw (2/05)	• New Delhi (7/96)	• Port Louis (7/99)

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

Airfreight Services

Airfreight services accounted for approximately 37, 37, and 39 percent of the Company’s 2006, 2005, and 2004 consolidated revenues net of freight consolidation expenses (“net revenues”), respectively.  When performing airfreight services, the Company typically acts either as a freight consolidator or as an agent for the airline which carries the shipment.  When acting as a freight consolidator, the Company purchases cargo space from airlines on a volume basis and resells that space to its customers at lower rates than the customers could obtain directly from airlines.  When moving shipments between points where the volume of business does not facilitate consolidation, the Company receives and forwards individual shipments as the agent of the airline which carries the shipment. Whether acting as an agent or consolidator, the Company offers its customers knowledge of optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with space availability in periods of peak demand.

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

Ocean Freight and Ocean Services

Ocean freight services accounted for approximately 25, 25, and 23 percent of the Company’s 2006, 2005, and 2004 consolidated net revenues, respectively.  The Company’s revenues as an ocean freight forwarder are derived from commissions paid by the carrier and revenues from fees charged to customers for ancillary services which the Company may provide, such as preparing documentation, procuring insurance, arranging for packing and crating services, and providing consultation.  The Company operates Expeditors International Ocean (“EIO”) an Ocean Transportation Intermediary, sometimes referred to as, a Non-Vessel Operating Common Carrier (“NVOCC”) specializing in ocean freight consolidation from Asia to the United States.  EIO also provides service, on a smaller scale, to and from any location where the Company has an office or agent.  As an NVOCC, EIO contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate.  EIO solicits Less-than Container Load (“LCL”) freight to fill the containers and charges lower rates than those available directly from shipping lines.  EIO also handles full container loads for customers that do not have annual shipping volumes sufficient to negotiate comparable contracts directly with the ocean carriers.  The Company does not own vessels and generally does not physically handle the cargo.

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

Customs Brokerage and Other Services

Customs brokerage and other services accounted for approximately 38 percent of each of the Company’s 2006, 2005, and 2004 consolidated net revenues, respectively.  As a customs broker, the Company assists importers to clear shipments through customs by preparing required documentation, calculating and providing for payment of duties on behalf of the importer, arranging for any required inspections by governmental agencies, and arranging for delivery.  The Company also provides other value added services at destination such as warehousing and product distribution, time definite transportation and inventory management.  None of these other services are currently individually significant to the Company’s net revenues.

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

The Company’s wholly-owned subsidiary, Expeditors Tradewin, L.L.C., responds to customer driven requests for high-end customs consulting services.  The demand for these services was stimulated by the changes made by Customs and Border Protection of the Department of Homeland Security in response to the 1993 Customs Modernization Act.  Fees for these non-transactional services are based upon hourly billing rates and bids for mutually agreed procedures.

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

Historically, the primary competitive factors in the global logistics services industry have been price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations.  The Company emphasizes quality service and believes that its prices are competitive with the prices of others in the industry.  Recently, larger customers have exhibited a trend toward more sophisticated and efficient procedures for the management of the logistics supply chain by embracing strategies such as just-in-time inventory management.  This trend has made computerized customer service capabilities a significant factor in attracting and retaining customers.  These computerized customer service capabilities include customized Electronic Data Interchange, (“EDI”), and on-line freight tracing and tracking applications.  The customized EDI applications allow the transfer of key information between the customers’ systems and the Company’s systems.  Freight tracing and tracking applications provide customers with real time visibility to the location, transit time and estimated delivery time of inventory in transit.

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

Employees

At January 31, 2007, the Company employed approximately 11,600 people, 4,390 in the United States and 660 in the balance of North America, 590 in South America, 1,570 in Europe, 3,250 in Asia & Australasia, 850 in the Near/Middle East and 290 in Africa.  Approximately 1,650 of the Company’s employees are engaged principally in sales and marketing and customer service, 7,100 in operations and 2,850 in finance and administration.  The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be satisfactory.

In order to retain the services of highly qualified, experienced, and motivated employees, the Company places considerable emphasis on its non-equity incentive compensation programs and stock option plans.

Executive Officers of the Registrant

The following table sets forth the names, ages, and positions of current executive officers of the Company.

Name	Age	Position
Peter J. Rose	63	Chairman and Chief Executive Officer and director
James L.K. Wang	59	President-Asia and director
Glenn M. Alger	50	President and Chief Operating Officer
Rommel C. Saber	49	President-Europe, Africa, Near/Middle East and Indian Subcontinent
Robert L. Villanueva	54	President-The Americas
Sandy K.Y. Liu	59	Chief Operating Officer-Asia
R. Jordan Gates	51	Executive Vice President-Chief Financial Officer and director
Timothy C. Barber	47	Executive Vice President-Global Sales
Rosanne Esposito	55	Executive Vice President-Global Customs
Eugene K. Alger	46	Senior Vice President-North America
Jean Claude Carcaillet	61	Senior Vice President-Australasia
Philip M. Coughlin	46	Senior Vice President-North America
Roger A. Idiart	53	Senior Vice President-Air Cargo
Charles J. Lynch	46	Senior Vice President-Corporate Controller
Jeffrey S. Musser	41	Senior Vice President and Chief Information Officer
Daniel R. Wall	38	Senior Vice President-Ocean Services
Amy J. Tangeman	38	Vice President-General Counsel and Secretary

Peter J. Rose has served as a director and Vice President of the Company since July 1981.  Mr. Rose was elected a Senior Vice President of the Company in May 1986, Executive Vice President in May 1987, President and Chief Executive Officer in October 1988, and Chairman and Chief Executive Officer in May 1991.

James L.K. Wang has served as a director and the Managing Director of Expeditors International Taiwan Ltd., the Company’s former exclusive Taiwan agent, since September 1981.  In 1991, Mr. Wang’s employment agreement was assigned to E.I. Freight (Taiwan), Ltd., the Company’s exclusive Taiwan agent through 2004.  Mr. Wang’s contract is now assigned to ECI Taiwan Co. Ltd., a wholly-owned subsidiary of the Company.  In October 1988, Mr. Wang became a director of the Company and its Director-Far East, and Executive Vice President in January 1996.  In May 2000, Mr. Wang was elected President-Asia.

Glenn M. Alger joined the Company in July 1981 as a District Manager.  Mr. Alger was elected Vice President and Regional Manager in October 1988, Senior Vice President-U.S. Operations in January 1992, Senior Vice President and Director-North America in January 1993, and Executive Vice President and Director-North America in March 1997.  In September 1999, Mr. Alger was elected President and Chief Operating Officer.  Mr. Alger has announced his intention to retire in 2007.

Rommel C. Saber joined the Company as Director-Near/Middle East in February 1990 and was elected Senior Vice President-Sales and Marketing in January 1993.  Mr. Saber was elected Senior Vice President-Air Export in September 1993.  In July 1997, Mr. Saber was elected Senior Vice President Near/Middle East and Indian Subcontinent and Executive Vice President-Europe, Africa and Near/Middle East in August 2000.  In February 2006, Mr. Saber was elected President-Europe, Africa, Near/Middle East and Indian Subcontinent.

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

Jean Claude Carcaillet joined the Company as Managing Director-Australasia in August 1988.  Mr. Carcaillet was elected Senior Vice President-Australasia in September 1997.

Philip M. Coughlin joined the Company in October 1985. In August 1986, Mr. Coughlin was promoted to District Manager. Mr. Coughlin was elected Regional Manager for New England and Canada in January 1991, Regional Vice President-Northeastern U.S. and Northern Border in January 1992, and Senior Vice President of North America in September 1999.

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

Amy J. Tangeman joined the Company in January 1997.  Ms. Tangeman was promoted to Assistant General Counsel in November 2001.  In October 2006, Ms. Tangeman was elected Vice-President-General Counsel and Secretary.

Regulation and Security

With respect to the Company’s activities in the air transportation industry in the United States, it is subject to regulation by the Transportation Security Administration of the Department of Homeland Security as an indirect air carrier.  The Company’s overseas offices and agents are licensed as airfreight forwarders in their respective countries of operation.  The Company is licensed in each of its offices or, in the case of its newer offices, has made application for a license as an airfreight forwarder by the International Air Transport Association (“IATA”).  IATA is a voluntary association of airlines and air transport related entities which prescribes certain operating procedures for airfreight forwarders acting as agents for its members.  The majority of the Company’s airfreight forwarding business is conducted with airlines which are IATA members.

The Company is licensed as a customs broker by Customs and Border Protection (“CBP”) of the Department of Homeland Security in each U.S. customs district in which it does business.  All United States customs brokers are required to maintain prescribed records and are subject to periodic audits by CBP.  Additionally, the Company participates in government supply chain security programs such as Customs-Trade Partnership Against Terrorism (“C-TPAT”) in the United States.  In other jurisdictions in which the Company performs clearance services, the Company is licensed by the appropriate governmental authority.

The Company is registered as an Ocean Transportation Intermediary (“OTI”) (sometimes referred to as NVOCC-Non-Vessel Owned Common Carrier) by the Federal Maritime Commission (“FMC”).  The FMC has established certain qualifications for shipping agents, including certain surety bonding requirements.  The FMC also is responsible for the economic regulation of OTI/NVOCC activity originating or terminating in the United States.  To comply with these economic regulations, vessel operators and NVOCCs, such as EIO, are required to file tariffs electronically which establish the rates to be charged for the movement of specified commodities into and out of the United States.  The FMC has the power to enforce these regulations by assessing penalties.

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

The war on terror and governments’ overriding concern for the safety of passengers and citizens who import and/or export goods into and out of their respective countries has resulted in a proliferation of cargo security regulations over the past several years.  While these cargo regulations have already created a marked difference in the security arrangements required to move shipments around the globe, regulations are expected to become more stringent in the future.  As governments look for ways to minimize the exposure of  their citizens to potential terror related incidents, the Company and its competitors in the transportation business may be required to incorporate security procedures within their scope of services to a far greater degree than has been required in the past.  The Company feels that increased security requirements may involve further investments in technology and more sophisticated screening procedures being applied to potential customers, vendors and employees.  While many of these regulations have not been finalized at this time, it is the Company’s position that much of the increased costs of compliance with security regulations will need to be passed through to those who are beneficiaries of the Company’s services.

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

The Company maintains marine cargo insurance covering claims for losses attributable to missing or damaged shipments for which it is legally liable.  The Company also maintains insurance coverage for the property of others which is stored in Company warehouse facilities.  This insurance coverage is provided by a Vermont based insurance entity wholly owned by the Company.  The coverage is fronted and reinsured by a global insurance company.  The total risk retained by the Company in 2006 was approximately $4 million, although actual and estimated losses are expected to be less.  In addition, the Company is licensed as an insurance broker through its subsidiary, Expeditors Cargo Insurance Brokers, Inc. and places stand alone insurance coverage for other customers.

ITEM 1A — RISK FACTORS

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 — PROPERTIES

The Company owns the following properties:

Location	Nature of Property

United States:
Seattle, Washington	Office buildings
Near Seattle-Tacoma International Airport (in Washington)	Office building
Houston, Texas	Office and warehouse
Nassau County, New York	Office and warehouse
Middlesex County, New Jersey	Office and warehouse
Near San Francisco International Airport (in California)	Office and warehouse
Near Los Angeles International Airport (in California)	Office and warehouse
Near O’Hare International Airport (in Illinois)	Office and warehouse
Miami, Florida	Office, warehouse and free trade zone*

Asia:
Kowloon, Hong Kong	Office
Taipei, Taiwan	Office
Seoul, Korea	Office
Shanghai, China	Office building and Acreage
Near Beijing Airport (in Beijing)	Acreage

Europe:
Brussels, Belgium	Office and warehouse
Dublin, Ireland	Office and warehouse
Cork, Ireland	Office and warehouse
Near Heathrow Airport (in London, England)	Acreage

Latin America:
Alajuela, Costa Rica	Office building

Middle East:
Cairo, Egypt	Office and warehouse

*Company directly owns 50% with Cargo Ventures, LLC, a private, non-affiliated real estate development company.

The Company leases and maintains 71 additional offices and satellite locations in the United States and 196 offices throughout the world, each located close to an airport, ocean port, or on an important border crossing.  The majority of these facilities contain warehouse facilities.  Lease terms are either on a month-to-month basis or terminate at various times through 2015.  See Note 7 to the Company’s consolidated financial statements for lease commitments.  As an office matures, the Company will investigate the possibility of building or buying suitable facilities.  The Company believes that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.

ITEM 3 — LEGAL PROCEEDINGS

The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management’s opinion, will have a material effect on the Company’s operations or financial position.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low sale prices in the over-the-counter market for the Company’s Common Stock as reported by The NASDAQ Global Market under the symbol EXPD.

	Common Stock			Common Stock
Quarter	High	Low	Quarter	High	Low
2006			2005
First	$43.640	$32.825	First	$28.875	$26.255
Second	$56.810	$42.310	Second	$27.155	$23.585
Third	$58.320	$37.360	Third	$28.500	$24.735
Fourth	$48.990	$39.790	Fourth	$36.370	$26.875

There were 5,703 shareholders of record as of February 26, 2007.  Management estimates that there were approximately 28,454 beneficial shareholders at that date.

The Board of Directors declared semi-annual dividends during the two most recent fiscal years as follows:

June 15, 2006	$.11
December 15, 2006	$.11

June 15, 2005	$.075
December 15, 2005	$.075

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1-31, 2006	1,078	$46.54	1,078	13,371,901
November 1-30, 2006	165,973	$46.81	165,973	13,298,223
December 1-31, 2006	248,741	$40.31	248,741	13,184,829
Total	415,792	$42.92	415,792	13,184,829

In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan.  This plan was amended in February 2001 to increase the authorization to repurchase up to 20 million shares of the Company’s common stock.  This authorization has no expiration date.  This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995.  In the fourth quarter of 2006, 107,043 shares were repurchased under the Non-Discretionary Stock Repurchase Plan.

In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200 million shares of common stock.  The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increase.  This authorization has no expiration date.  This plan was announced on November 13, 2001.  In the fourth quarter of 2006, 308,749 shares were repurchased under the Discretionary Stock Repurchase Plan.  These discretionary repurchases were made to keep the number of issued and outstanding shares from growing as a result of stock option exercises.

ITEM 6 — SELECTED FINANCIAL DATA

Financial Highlights
In thousands except per share data

	2006	2005	2004	2003	2002

Revenues	$4,625,966	3,901,781	3,317,499	2,624,941	2,296,903
Net earnings	235,094	190,436	129,949	98,970	93,276
Diluted earnings per share	1.06	.86	.59	.46	.44
Basic earnings per share	1.10	.89	.61	.47	.45
Dividends declared and paid per share	.22	.15	.11	.08	.06
Working capital	632,691	589,460	521,544	383,614	250,920
Total assets	1,822,338	1,566,044	1,364,053	1,044,078	879,948
Shareholders’ equity	1,069,935	926,382	821,144	662,259	529,577
Diluted weighted average shares outstanding	222,223	220,230	220,117	216,228	213,417
Basic weighted average shares outstanding	213,455	213,555	212,768	209,467	207,786

All share and per share information have been adjusted to reflect a 2-for-1 stock split effected in June, 2006.

Certain amounts for the years 2002 through 2005 have been restated as required by the modified retrospective method in connection with the implementation of Statement of Financial Accounting Standard 123R (SFAS 123R).  See Note 5D to the consolidated financial statements for further discussion of the impact of the adoption of SFAS 123R.

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

International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, and United States and foreign laws and policies relating to tariffs, trade restrictions, foreign investments, taxation, regional and global conflicts.  Periodically, governments consider a variety of changes to current tariffs and trade restrictions.  The Company cannot predict which, if any, of these proposals may be adopted, nor can the Company predict the effects the adoption of any such proposal will have on the Company’s business.  Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises.  In addition to being influenced by governmental policies concerning international trade, the Company’s business may also be affected by political developments and changes in government personnel or policies in the nations in which it does business.

The Company derives its revenues from three principal sources:  1) airfreight, 2) ocean freight, and 3) customs brokerage and other services.  These are the revenue categories presented in the financial statements.

The Company is managed along four geographic areas of responsibility:  The Americas; Asia; Europe, Africa, Near/Middle East and Indian Subcontinent (EMAIR); and Australasia.  Each area is divided into sub-regions which are composed of operating units with individual profit and loss responsibility.  The Company’s business involves shipments between operating units and typically touches more than one geographic area.  The nature of the international logistics business necessitates a high degree of communication and cooperation among operating units.  Because of this inter-relationship between operating units, it is very difficult to look at one geographic area and draw meaningful conclusions as to its contribution to the Company’s overall success on a stand-alone basis.

The Company’s operating units share revenue using the same arms-length pricing methodologies the Company uses when its offices transact business with independent agents.  The Company’s strategy closely links compensation with operating unit profitability.  Individual success likely involves cooperation with other operating units.

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

As further discussed under liquidity and capital resources, total capital expenditures in 2007 are expected to exceed $106 million.

In terms of the opportunities, challenges and risks that management focused on in 2006, the Company operates in 60 countries throughout the world in the competitive global logistics industry and Company activities are tied directly to the global economy.  From the inception of the Company, management has believed that the elements required for a successful global service organization can only be assured through recruiting, training, and ultimately retaining superior personnel.  The Company’s greatest challenge is now and always has been perpetuating a consistent global culture which demands:

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

Critical Accounting Estimates

A summary of the Company’s significant accounting policies can be found in Note 1 to the consolidated financial statements in this Annual Report.

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

As described in Note 1 to the consolidated financial statements in this report, effective January 1, 2006, the Company adopted SFAS 123R. This accounting standard requires the recognition of compensation expense based on an estimate of the fair value of options granted to employees and directors under the Company’s stock option and employee stock purchase plans.

This expense is recorded ratably over the option vesting periods. The Company elected to utilize the modified retrospective method of adoption and has restated all prior periods to recognize the required stock compensation expense in accordance with the requirements of SFAS 123R.

Determining the appropriate option pricing model to use to estimate stock compensation expense requires judgment. Any option pricing model requires assumptions that are subjective and these assumptions also require judgment. Examples include assumptions about long-term stock price volatility, employee exercise patterns, pre-vesting option forfeitures, post-vesting option terminations, and the interest rates and dividend yields.

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

In reviewing the propriety of measurements and assumptions used historically to calculate compensation expense for disclosure purposes, management considered the guidance contained in SAB 107, even though all the Company’s stock options had previously been granted under SFAS 123, as opposed to SFAS 123R, for which SAB 107 was expressly written.  The Company began granting options under SFAS 123R in the second quarter of 2006.  Refer to Note 5D in the consolidated financial statements for the assumptions used for grants issued during the years ended December 31, 2006, 2005 and 2004.  The assumptions used by the Company for estimating the fair value of options granted under SFAS 123R were developed on a basis consistent with assumptions used for valuing previous grants.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (EITF) Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, including but not limited to sales and value-added taxes.  In EITF 06-3 a consensus was reached that entities may adopt a policy of presenting these taxes in the income statement on either a gross or net basis. If these taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company is required to and plans to adopt EITF 06-3 in the first quarter of 2007.  The Company presents revenues net of sales and value-added taxes in its consolidated statement of earnings and does not anticipate changing its policy as a result of the adoption of EITF 06-3.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109).  The interpretation establishes guidelines for recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is required to and plans to adopt the provisions of FIN 48 beginning in the first quarter of 2007.  The Company does not expect the adoption of FIN 48 to have a material impact on the Company’s consolidated financial condition or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  Under the provisions of SFAS 159, Companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis.  Changes in fair value will be recognized in earnings each reporting period.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is required to and plans to adopt the provisions of SFAS 159 beginning in the first quarter of 2008.  The Company is currently assessing the impact of the adoption of SFAS 159.

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for 2006, 2005, and 2004, expressed as percentages of net revenues.  Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

	2006		2005		2004
In thousands	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues

Net revenues:
Airfreight	$470,638	37%	$391,773	37%	$348,949	39%
Ocean freight and ocean services	322,580	25	260,261	25	210,967	23
Customs brokerage and other services	489,721	38	407,575	38	346,321	38

Net revenues	1,282,939	100	1,059,609	100	906,237	100

Overhead expenses:
Salaries and related costs	701,824	55	596,804	56	513,814	57
Other	205,999	16	191,752	18	180,999	20

Total overhead expenses	907,823	71	788,556	74	694,813	77

Operating income	375,116	29	271,053	26	211,424	23
Other income, net	20,548	2	15,644	1	8,535	1

Earnings before income taxes and minority interest	395,664	31	286,697	27	219,959	24
Income tax expense	160,661	13	89,365	8	84,971	9

Net earnings before minority interest	235,003	18	197,332	19	134,988	15
Minority interest	91	—	(6,896)	(1)	(5,039)	(1)

Net earnings	$235,094	18%	$190,436	18%	$129,949	14%

2006 compared with 2005

Airfreight net revenues in 2006 increased 20% compared with 2005 primarily because of an increase in airfreight volumes.  Global airfreight tonnages in 2006 increased 18% compared with 2005.  Airfreight yields remained relatively constant at 21% for 2006 as compared to 2005.  The Company’s North American export airfreight net revenues increased 19% in 2006 compared to 2005, primarily the result of increased market share attributable to focused sales activity.  Airfreight net revenues from Asia and from Europe increased 22% and 18%, respectively, for 2006 compared with 2005. These changes are the result of market pricing and tonnage increases of 19% from Asia and 16 % from Europe.  Management attributes these tonnage increases to effective sales efforts.

Ocean freight volumes, measured in terms of forty-foot container equivalents (FEUs), increased 20% over 2005 while ocean freight and ocean services net revenues increased 24% during the same period.  Ocean freight yields increased 2% to 21% in 2006 as compared to 2005.

The Company continued its focus of offering competitive rates to customers at the retail level, while leveraging freight volumes to obtain favorable rates from carriers at the wholesale level.  The Company’s North American ocean freight net revenues increased 28% in 2006 compared to 2005.  Ocean freight net revenues from Asia increased 24% and from Europe increased 12% for 2006 compared with 2005.  The global increases in ocean freight net revenue are primarily a result of market share expansion.

Customs brokerage and other services net revenues increased 20% in 2006 as compared with 2005.  Management believes this increase is attributable to increased market share as a result of the Company’s reputation for providing high quality service and increased opportunities within the customs brokerage market.  These opportunities arise as customers seek out customs brokers with sophisticated computerized capabilities.  In addition, the Company’s customs brokerage offerings have benefited from increased emphasis on regulatory compliance.

Salaries and related costs increased 18% in 2006 compared to 2005 as a result of (1) the Company’s increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity and (2) increased compensation levels.  As previously noted, the Company adopted SFAS 123R using the modified retrospective application method and has restated all periods presented to include compensation expense for all unvested stock options and share awards beginning with the first period restated.  Accordingly, salaries and related costs for the years ended December 31, 2006 and 2005 have been increased to include compensation expense for the fair value of unvested stock options.

The decline in salaries and related costs as a percentage of net revenue for 2006 as compared with the same period for 2005, can be attributed to leveraging increased business volumes with improved productivity and increasing overall efficiency through technological advances.  The effect of including stock-based compensation expense in salaries and related costs for 2006 and 2005 are as follows:

	Years ended December 31,
In thousands	2006	2005

Salaries and related costs	$701,824	$596,804

As a % of net revenue	54.7%	56.3%

Stock compensation expense	$41,739	$33,457

As a % of salaries and related costs	5.9%	5.6%

As a % of net revenue	3.3%	3.2%

Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits.  Management believes that the growth in revenues, net revenues and net earnings for 2006 are a result of the incentives inherent in the Company’s compensation program.

Other overhead expenses increased 7% in 2006 as compared with 2005 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company’s growing operations.  Other overhead expenses as a percentage of net revenues decreased 2% in 2006 as compared with 2005.  Management believes that this was significant as it reflects the successful achievement of ongoing cost containment objectives at the branch level.

Other income, net, increased 31% in 2006 as compared with 2005. Due to higher interest rates on higher average cash balances and short-term investments during 2006, interest income increased by $7 million for the year ended December 31, 2006.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations.  The Company’s consolidated effective income tax rate in 2006 of 40.6% increased when compared with the 31.2% rate in 2005.  The lower tax rate in 2005 is primarily the result of the Company adopting a plan under Internal Revenue Code (IRC) 965, which was added by the American Jobs Creation Act.  In accordance with IRC 965, the Company recorded a one-time tax benefit of $22 million in the fourth quarter of 2005.  In order to qualify for this credit, the Company adopted a plan which required qualified capital expenditures of approximately $105 million.  The Company completed the required capital expenditures during 2006.  Additionally, income tax expense in 2005 has been restated to include the tax benefit related to stock-based compensation expense recorded as a result of applying the requirements of SFAS 123R under the modified retrospective method.  Although a tax benefit related to stock-based compensation expense is recorded for non-qualified stock options at the time the related compensation expense is recognized, the tax benefit received for disqualifying dispositions of incentive stock options cannot be anticipated.  The higher consolidated effective income tax rate for 2006 as compared to 2005 is partially the result of a smaller tax benefit received for disqualifying dispositions of incentive stock options during 2006 than was realized 2005.

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

Salaries and related costs increased 16% in 2005 compared to 2004 as a result of (1) the Company’s increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity and (2) increased compensation levels.  As previously noted, the Company adopted SFAS 123R using the modified retrospective application method and has restated all periods presented to include compensation expense for all unvested stock options and share awards beginning with the first period restated.  Accordingly, salaries and related costs for the years ended December 31, 2005 and 2004 have been increased to include compensation expense for the fair value of unvested stock options.

The decline in salaries and related costs as a percentage of net revenue for 2005 as compared with the same period for 2004, can be attributed to leveraging increased business volumes with improved productivity and increasing overall efficiency through technological advances.  The effect of including stock-based compensation expense in salaries and related costs for 2005 and 2004 are as follows:

	Years ended December 31,
In thousands	2005	2004

Salaries and related costs	$596,804	$513,814

As a % of net revenue	56.3%	56.7%

Stock compensation expense	$33,457	$29,621

As a % of salaries and related costs	5.6%	5.8%

As a % of net revenue	3.2%	3.3%

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

Other overhead expenses increased 6% in 2005 as compared with 2004 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company’s growing operations.  Other overhead expenses as a percentage of net revenues decreased 2% in 2005 as compared with 2004.  Management believes that this was significant as it reflects the successful achievement of ongoing cost containment objectives at the branch level.

Other income, net, increased 83% in 2005 as compared with 2004. Due to higher interest rates on higher average cash balances and short-term investments during 2005, interest income increased by $6 million for the year ended December 31, 2005.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations.  The Company’s consolidated effective income tax rate in 2005 of 31.2% decreased when compared with the 38.6% rate in 2004.  The lower tax rate in 2005 is primarily the result of the Company adopting a plan under Internal Revenue Code (IRC) 965, which was added by the American Jobs Creation Act.  In accordance with IRC 965, the Company recorded a one-time tax benefit of $22 million in the fourth quarter of 2005.  In order to qualify for this credit, the Company adopted a plan which requires qualified capital expenditures of approximately $105 million over the next two to three years.

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

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents.  The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses.  Any such hedging activity during 2006, 2005 and 2004 was insignificant.  Net foreign currency losses realized in 2006 were $321.  Net foreign currency gains realized in 2005 and 2004 were $862 and $86, respectively.  The Company had no foreign currency derivatives outstanding at December 31, 2006 and 2005.

Sources of Growth

During 2006, the Company opened 2 full-service offices (•) and 6 satellite offices (+), as follows:

ASIA	EUROPE	NORTH AMERICA	MIDDLE EAST
Shantou, PRC+	Graz, Austria+	Reynosa, Mexico•	Islamabad, Pakistan+
Xi’an, PRC•		Querétaro, Mexico+
Omaha, Nebraska+
Calexico, California+

Xi’an, People’s Republic of China (PRC) converted from a satellite office to a full-service office during 2006.

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

Internal Growth - Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth.  This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year.  The table below presents “same store” comparisons on a year-over-year basis for the years ended December 31, 2006, 2005 and 2004.

Same store comparisons for the years ended December 31,

	2006	2005	2004
Net revenues	21%	16%	20%
Operating income	38%	28%	31%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities.  Net cash provided by operating activities for the year ended December 31, 2006 was $333 million, as compared with $267 million for 2005.  This $66 million increase is principally due to increased net earnings.  The increase in taxes payable, net of prepaid taxes, is the result of higher tax liabilities on higher earnings and lower relative amounts of estimated tax payments.

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

Cash used in investing activities for the year ended December 31, 2006 was $143 million, as compared with $91 million during the same period of 2005.  The largest use of cash in investing activities is cash paid for capital expenditures.  As a non-asset based provider of integrated logistics services, the Company does not own any physical means of transportation (i.e., airplanes, ships, trucks, etc.).  However, the Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight.  The Company routinely invests in technology, office furniture and equipment and leasehold improvements.  For the year ended December 31, 2006, the Company made capital expenditures of $141 million as compared with $91 million for the same period in 2005.  Capital expenditures in 2006 included $67 million for the acquisition of real estate and office/warehouse facilities in Miami, Florida.  In addition, the Company had real estate development expenditures of $22 million related to projects in Seattle, Washington and Houston, Texas.  Other capital expenditures in 2006 and 2005 related primarily to investments in technology, office furniture and equipment and leasehold improvements.  The Company currently expects to spend approximately $43 million for normal capital expenditures in 2007.  In addition to property and equipment, normal capital expenditures include leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures.  Total capital expenditures in 2007 are currently estimated to be $106 million.  This includes normal capital expenditures as noted above, plus additional real estate acquisitions and development.  The Company expects to finance capital expenditures in 2007 with cash.

Cash used in financing activities for the year ended December 31, 2006 was $160 million as compared with $107 million for the same period in 2005.  The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market.  In 2006, the Company continued its policy of repurchasing stock to prevent growth in issued and outstanding shares as a result of stock option exercises.  The increase in cash used in financing activities for the year ended December 31, 2006 compared with the same period in 2005 is primarily the result of this policy.  During 2006 and 2005 the net use of cash in financing activities included the payment of dividends of $.22 per share and $.15 per share, respectively.

At December 31, 2006, working capital was $633 million, including cash and short-term investments of $512 million. The Company had no long-term debt at December 31, 2006.

The Company maintains international and domestic unsecured bank lines of credit.  At December 31, 2006, the United States facility totaled $50 million and the international bank lines of credit, excluding the U.K. bank facility, totaled $18 million.  In addition, the Company maintains a bank facility with its U.K. bank for $14 million which is available for short-term borrowings and issuances of standby letters of credit.  At December 31, 2006, the Company had no amounts outstanding on these lines of credit, but was contingently liable for $63 million from standby letters of credit and guarantees related to these lines of credit and other obligations.

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

At December 31, 2006, the Company’s contractual obligations and other commitments are as follows:

		Payments Due by Period
In thousands	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Contractual Obligations:
Operating leases	$86,075	$37,133	$38,585	$7,939	$2,418
Unconditional purchase obligations	293,019	293,019	—	—	—
Construction obligations	7,781	6,890	697	194	—

Total contractual cash obligations	$386,875	$337,042	$39,282	$8,133	$2,418

The Company enters into short-term agreements with asset-based providers reserving space on a guaranteed basis.  The pricing of these obligations varies to some degree with market conditions.  The Company only enters into agreements that management believes the Company can fulfill with relative ease.  Historically, the Company has not paid for guaranteed space that it has not used.  Management believes, in line with historical experience, committed purchase obligations outstanding as of December 31, 2006, will be fulfilled during 2007 in the Company’s ordinary course of business.

		Amount of Commitment Expiration Per Period
In thousands	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Other commitments:
International lines of credit	$19,516	$19,516	$—	$—	$—
Standby letters of credit	62,608	58,712	3,397	415	84

Total commitments	$82,124	$78,228	$3,397	$415	$84

The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises.  As of December 31, 2006, the Company had repurchased and retired 15,407,473 shares of common stock at an average price of $13.24 per share over the period from 1994 through 2006.  During 2006, 1,105,773 shares were repurchased at an average price of $44.20 per share.

The Company has a Discretionary Stock Repurchase Plan under which Management is allowed to repurchase such shares as may be necessary to reduce the issued and outstanding stock to 200,000,000 shares of common stock.  As of December 31, 2006, the Company had repurchased and retired 9,752,196 shares of common stock at an average price of $26.43 per share over the period from 2001 through 2006.  During 2006, 2,825,042 shares were repurchased at an average price of $44.92.  These discretionary repurchases were made to keep the number of issued and outstanding shares from growing as a result of stock option exercises.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls.  At December 31, 2006, cash and cash equivalent balances of $345 million were held by the Company’s non-United States subsidiaries, of which $46 million was held in banks in the United States.

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

Off-Balance Sheet Arrangements

As of December 31, 2006, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s reporting currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% weakening of the U.S. dollar, throughout the year ended December 31, 2006, would have had the effect of raising operating income approximately $22 million.  An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $18 million.  This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation.  For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and depress imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

As of December 31, 2006, the Company had approximately $2 million of net unsettled intercompany transactions.  The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely.  Any such hedging activity throughout the year ended December 31, 2006, was insignificant.  The Company had no foreign currency derivatives outstanding at December 31, 2006 and 2005.  The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings.  The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At December 31, 2006, the Company had cash and cash equivalents and short-term investments of $512 million, of which $1 million was invested at various short-term market interest rates.  There were no short-term borrowings at December 31, 2006.  A hypothetical change in the interest rate of 10% would not have a significant impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure between 2005 and 2006.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed on the pages listed below, as part of Part II, Item 8 of this report.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A — CONTROLS AND PROCEDURES

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

Management Report on Internal Control Over Financial Reporting

The management of Expeditors International of Washington, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f).  The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the

Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Based on this assessment, our management has concluded that, as of December 31, 2006, our internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, which is included herein at F-2.

ITEM 9B — OTHER INFORMATION

Not applicable.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to information under the caption “Proposal 1 - Election of Directors” and to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 2, 2007.  See also Part I - Item 1 - Executive Officers of the Registrant.

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

Code of Ethics and Governance Guidelines

We have adopted a Code of Business Conduct that applies to all Company employees including, of course, our principal executive officer, principal financial officer and principal accounting officer.  The Code of Business Conduct is posted on our website at http://www.investor.expeditors.com.  We will post any amendments to the Code of Business Conduct at that location.  No amendments were made in 2006.  In the unlikely event that the Board of Directors approves any sort of waiver to the Code of Business Conduct for our executive officers or directors, information concerning such waiver will also be posted at that location.  No waivers were granted in 2006.  In addition to posting information regarding amendments and waivers on our website, the same information will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is permitted by the rules of The Nasdaq Stock Market, LLC.

ITEM 11 — EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to information under the captions “Proposal 1 - Election of Directors” and “Executive Compensation” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 2, 2007.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to information under the captions “Principal Holders of Voting Securities” and “Proposal 1 - Election of Directors” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 2, 2007.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2006, regarding compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information
as of December 31, 2006

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance, Other Than Securities to be Issued Upon Exercise of All Outstanding Options, Warrants and Rights

Equity Compensation Plans Approved by Security Holders	21,892,181	19.23	214,602

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	21,892,181	19.23	214,602

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to information under the captions “Proposal 1—Election of Directors”, “Executive Compensation” and “Certain Transactions” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 2, 2007.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to information under the caption “Relationship with Independent Public Accountants” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 2, 2007.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	FINANCIAL STATEMENTS	Page

		Reports of Independent Registered Public Accounting Firm	F-1 and F-2

		Consolidated Balance Sheets as of December 31, 2006 and 2005	F-3

		Consolidated Statements of Earnings for the Years Ended December 31, 2006, 2005 and 2004	F-4

		Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004	F-5

		Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	F-6

		Notes to Consolidated Financial Statements	F-7 through F-21

	2.	FINANCIAL STATEMENT SCHEDULES

		Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2006, 2005 and 2004	S-1

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

(13)	The Company’s 2002 Employee Stock Purchase Plan. See Exhibit 10.42.

(14)	The Company’s 2005 Stock Option Plan. See Exhibit 10.45.

(15)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2005 Incentive Stock Option Plan. See Exhibit 10.46.

(16)	The Company’s 2006 Stock Option Plan. See Exhibit 10.47.

(17)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2006 Incentive Stock Option Plan. See Exhibit 10.48.

(b) EXHIBITS

Number	Exhibit

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

10.47

The Company’s 2006 Stock Option Plan. (Incorporated by reference to Appendix A of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 31, 2006.)

10.48	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2006 Incentive Stock Option Plan.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2007

EXPEDITORS INTERNATIONAL OF
WASHINGTON, INC.

	By:	/s/ R. JORDAN GATES
R. Jordan Gates
Executive Vice President-Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2007.

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

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Expeditors International of Washington, Inc.:

We have audited the accompanying consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company changed its accounting policy for share-based payments to employees as required by Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, effective as of January 1, 2006.  The Company elected to use the modified retrospective transition method, which provides that the financial statements of prior periods are adjusted to reflect the fair value method of expensing share-based compensation for all awards granted on or after January 1, 1995.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Expeditors International of Washington, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington
March 1, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Expeditors International of Washington, Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting appearing under Item 9A, that Expeditors International of Washington, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Expeditors International of Washington, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control— Integrated Framework issued by COSO. Also, in our opinion, Expeditors International of Washington, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006 and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
March 1, 2007

Consolidated Balance Sheets
In thousands except share data
December 31,

	2006	2005
Current Assets:
Cash and cash equivalents	$511,358	463,894
Short-term investments	578	123
Accounts receivable, less allowance for doubtful accounts of $13,454 in 2006 and $12,777 in 2005	811,486	709,331
Deferred Federal and state income taxes	7,490	7,208
Other	10,925	21,405
Total current assets	1,341,837	1,201,961

Property and Equipment:
Land	178,299	129,719
Buildings and leasehold improvements	283,846	186,949
Furniture, fixtures, equipment and purchased software	158,673	144,718
Construction in progress	5,054	20,922
Vehicles	3,679	3,783
	629,551	486,091

Less accumulated depreciation and amortization	178,695	152,304
Property and equipment, net	450,856	333,787
Goodwill, net	7,927	7,774
Other intangibles, net	7,584	8,997
Other assets, net	14,134	13,525
	$1,822,338	1,566,044
Current Liabilities:
Accounts payable	$544,028	$479,546
Accrued expenses, primarily salaries and related costs	122,081	103,674
Federal, state, and foreign income taxes	43,036	29,281
Total current liabilities	709,145	612,501

Deferred Federal and state income taxes	26,743	13,278

Minority interest	16,515	13,883

Shareholders’ Equity:
Preferred stock,
par value $.01 per share
Authorized 2,000,000 shares; none issued	—	—
Common stock,
par value $.01 per share
Authorized 320,000,000 shares; issued and outstanding 213,080,466 shares at December 31, 2006 and 213,227,042 shares at December 31, 2005	2,131	2,132
Additional paid-in capital	119,582	180,905
Retained earnings	934,058	745,984
Accumulated other comprehensive income	14,164	(2,639)

Total shareholders’ equity	1,069,935	926,382

Commitments and contingencies
	$1,822,338	1,566,044

See accompanying notes to consolidated financial statements.

Certain 2005 amounts have been restated as required by the modified retrospective method in connection with the implementation of Statement of Financial Accounting Standard 123R (SFAS 123R) and other amounts have been reclassified to conform to the 2006 presentation.

All share and per share amounts have been adjusted for the 2-for-1 stock split effective June 2006.

Consolidated Statements of Earnings

In thousands except share data

Years ended December 31,

	2006	2005	2004
Revenues:
Airfreight	$2,229,545	1,827,009	1,553,881
Ocean freight and ocean services	1,553,048	1,374,197	1,178,975
Customs brokerage and other services	843,373	700,575	584,643
Total revenues	4,625,966	3,901,781	3,317,499

Operating Expenses:
Airfreight consolidation	1,758,907	1,435,236	1,204,932
Ocean freight consolidation	1,230,468	1,113,936	968,008
Customs brokerage and other services	353,652	293,000	238,322
Salaries and related costs	701,824	596,804	513,814
Rent and occupancy costs	53,606	54,425	51,620
Depreciation and amortization	35,448	30,888	26,703
Selling and promotion	35,050	29,892	28,248
Other	81,895	76,547	74,428
Total operating expenses	4,250,850	3,630,728	3,106,075
Operating income	375,116	271,053	211,424

Other Income (Expense):
Interest income	18,020	11,415	5,667
Interest expense	(198)	(313)	(42)
Other, net	2,726	4,542	2,910
Other income, net	20,548	15,644	8,535

Earnings before income taxes and minority interest	395,664	286,697	219,959
Income tax expense	160,661	89,365	84,971
Net earnings before minority interest	235,003	197,332	134,988

Minority interest	91	(6,896)	(5,039)

Net earnings	$235,094	190,436	129,949

Diluted earnings per share	$1.06	.86	.59
Basic earnings per share	$1.10	.89	.61
Dividends declared and paid per common share	$0.22	$0.15	$0.11
Weighted average diluted shares outstanding	222,223,312	220,230,176	220,116,684
Weighted average basic shares outstanding	213,454,579	213,555,102	212,768,302

See accompanying notes to consolidated financial statements.

Certain 2005 and 2004 amounts have been restated as required by the modified retrospective method in connection with the implementation of SFAS 123R and other amounts have been reclassified to conform to the 2006 presentation.

All share and per share amounts have been adjusted for the 2-for-1 stock split effective June 2006.

Consolidated Statements of Shareholders’ Equity

and Comprehensive Income

In thousands except share data

Years ended December 31, 2006, 2005 and 2004

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Par value	capital	earnings	income (loss)	Total
Balance at December 31, 2003	210,112,908	$2,101	136,405	522,010	1,743	662,259

Exercise of stock options	3,573,772	36	17,109	—	—	17,145
Issuance of shares under stock purchase plan	826,292	8	11,830	—	—	11,838
Shares repurchased under provisions of stock repurchase plans	(1,225,066)	(12)	(29,228)	—	—	(29,240)
Stock compensation expense	—	—	29,621	—	—	29,621
Tax benefits from employee stock plans	—	—	12,997	—	—	12,997
Comprehensive income
Net earnings	—	—	—	129,949	—	129,949
Unrealized gains on securities, net of tax of $104	—	—	—	—	37	37
Foreign currency translation adjustments, net of tax of $5,568	—	—	—	—	9,906	9,906
Total comprehensive income	—	—	—	—	—	139,892
Dividends paid ($.11 per share)	—	—	—	(23,368)	—	(23,368)
Balance at December 31, 2004	213,287,906	$2,133	178,734	628,591	11,686	821,144

Exercise of stock options	3,612,592	36	27,118	—	—	27,154
Issuance of shares under stock purchase plan	699,968	7	14,049	—	—	14,056
Shares repurchased under provisions of stock repurchase plans	(4,373,424)	(44)	(85,820)	(40,988)	—	(126,852)
Stock compensation expense	—	—	33,457	—	—	33,457
Tax benefits from employee stock plans	—	—	13,367	—	—	13,367
Comprehensive income
Net earnings	—	—	—	190,436	—	190,436
Unrealized losses on securities, net of tax of $117	—	—	—	—	(117)	(117)
Foreign currency translation adjustments, net of tax of $7,650	—	—	—	—	(14,208)	(14,208)
Total comprehensive income	—	—	—	—	—	176,111
Dividends paid ($.15 per share)	—	—	—	(32,055)	—	(32,055)
Balance at December 31, 2005	213,227,042	$2,132	180,905	745,984	(2,639)	926,382

Exercise of stock options	3,053,425	31	32,268	—	—	32,299
Issuance of shares under stock purchase plan	730,814	7	17,008	—	—	17,015
Shares repurchased under provisions of stock repurchase plans	(3,930,815)	(39)	(175,744)	—	—	(175,783)
Stock compensation expense	—	—	41,739	—	—	41,739
Tax benefits from employee stock plans	—	—	23,406	—	—	23,406
Comprehensive income
Net earnings	—	—	—	235,094	—	235,094
Unrealized gains on securities, net of tax of $0	—	—	—	—	61	61
Foreign currency translation adjustments, net of tax of $9,015	—	—	—	—	16,742	16,742
Total comprehensive income	—	—	—	—	—	251,897
Dividends paid ($.22 per share)	—	—	—	(47,020)	—	(47,020)
Balance at December 31, 2006	213,080,466	$2,131	119,582	934,058	14,164	1,069,935

See accompanying notes to consolidated financial statements.

Certain 2005 and 2004 amounts have been restated as required by the modified retrospective method in connection with the implementation of SFAS 123R and other amounts have been reclassified to conform to the 2006 presentation.

All share and per share amounts have been adjusted for the 2-for-1 stock split effective June 2006.

Consolidated Statements of Cash Flows
In thousands
Years ended December 31,

	2006	2005	2004

Operating Activities:
Net earnings	$235,094	190,436	129,949
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	1,197	1,313	2,355
Deferred income tax expense (benefit)	4,172	(3,700)	22,529
Excess tax benefits from employee stock plans	(23,406)	(13,367)	(12,997)
Stock compensation expense	41,739	33,457	29,621
Depreciation and amortization	35,448	30,888	26,703
Gain on sale of property and equipment	(182)	(897)	(19)
Amortization of other intangible assets	1,369	1,422	1,275
Impairment write down of other assets	—	—	2,000
Minority interest in earnings of consolidated entities	(91)	6,896	5,039
Changes in operating assets and liabilities:
Increase in accounts receivable	(96,414)	(95,015)	(150,213)
Increase in accounts payable and accrued expenses	85,012	94,826	104,022
Increase in taxes payable, net	48,392	20,580	19,882
Other	957	237	452

Net cash provided by operating activities	333,287	267,076	180,598

Investing Activities:
Increase in short-term investments	(419)	(12)	(23)
Purchase of property and equipment	(141,225)	(90,781)	(66,244)
Proceeds from sale of property and equipment	397	1,428	565
Other	(1,260)	(1,402)	722

Net cash used in investing activities	(142,507)	(90,767)	(64,980)

Financing Activities:
Proceeds (repayments) of short-term debt, net	—	(2,057)	1,863
Proceeds from issuance of common stock	49,314	41,210	28,983
Repurchases of common stock	(175,783)	(126,852)	(29,240)
Excess tax benefits from employee stock plans	23,406	13,367	12,997
Net distributions to minority interests	(10,024)	(436)	(284)
Dividends paid	(47,020)	(32,055)	(23,368)

Net cash used in financing activities	(160,107)	(106,823)	(9,049)

Effect of exchange rate changes on cash	16,791	(14,575)	6,582
Increase in cash and cash equivalents	47,464	54,911	113,151
Cash and cash equivalents at beginning of year	463,894	408,983	295,832
Cash and cash equivalents at end of year	$511,358	463,894	408,983

Interest and Taxes Paid:
Interest	$194	253	41
Income taxes	103,715	62,176	43,946

See accompanying notes to consolidated financial statements.

Certain 2005 and 2004 amounts have been restated as required by the modified retrospective method in connection with the implementation of  SFAS 123R and other amounts have been reclassified to conform to the 2006 presentation.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries stated in U.S. dollars, the Company’s reporting currency.  In addition, the consolidated financial statements also include the accounts of operating entities where the Company maintains a parent-subsidiary relationship through unilateral control over assets and operations together with responsibility for payment of all liabilities, notwithstanding a lack of technical majority ownership of the subsidiary common stock.

All significant intercompany accounts and transactions have been eliminated in consolidation.

All dollar amounts in the notes are presented in thousands except for share data.

B.            Cash Equivalents

All highly liquid investments with a maturity of three months or less at date of purchase are considered to be cash equivalents.

C.            Short-term Investments

Short-term investments are designated as available-for-sale and cost approximates market at December 31, 2006 and 2005.

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

Effective January 1, 2002, the Company ceased to amortize goodwill.  Goodwill is recorded net of accumulated amortization of $765 at December 31, 2006 and 2005.  For the years ended December 31, 2006 and 2005, the Company performed the required annual impairment test during the fourth quarter and determined that no impairment had occurred.

Other intangibles consist principally of payments made to purchase customer lists of agents in countries where the Company established its own presence by opening offices.  Other intangible assets are amortized over their estimated useful lives for periods up to 15 years and are reviewed for impairment if an event or circumstance indicates that an impairment loss may have been incurred.

Balances as of December 31 are as follows:

	2006	2005

Other intangibles	$19,689	19,724
Less accumulated amortization	(12,105)	(10,727)
	$7,584	8,997
Aggregate amortization expense for the year ended December 31	$1,369	1,422

Estimated annual amortization expense will approximate $1,300 during each of the next five years.

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

Typically, the fees for each of these services are quoted as separate components, however, customers on occasion will request an all-inclusive rate for a set of services known in the industry as “door-to-door service.”  This means that the customer is billed a single rate for all services from pickup at origin to delivery at destination.  In these instances, the revenue for origin and destination services, as well as revenue that will be characterized as freight charges, is allocated to branches as set by preexisting Company policy perhaps supplemented by customer specific negotiations between the offices involved.  Each of the Company’s branches are separate profit centers and the primary compensation for the branch management group comes in the form of incentive-based compensation calculated directly from the operating income of that branch.  This compensation structure ensures that the allocation of revenue and expense among components of services, when provided under an all-inclusive rate, are done in an objective manner on a fair value basis in accordance with Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.”

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

H.            Net Earnings per Common Share

Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding.  Dilutive potential common shares represent outstanding stock options and stock purchase rights.  Basic earnings per share is calculated using the weighted average number of common shares outstanding without taking into consideration dilutive potential common shares outstanding.

I.              Stock Option Plans

Prior to January 1, 2006, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option and its employee stock purchase rights plans.  Accordingly, no compensation cost had been recognized for its fixed stock option or employee stock purchase rights plans.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R) using the modified retrospective transition method.  Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The Company has elected to restate all periods presented to include compensation expense for all unvested stock options and share awards.  Accordingly, salaries and related costs for the years ended December 31, 2006, 2005 and 2004 have been increased to include compensation expense for the fair value of stock options and stock purchase rights on a straight line basis over the period they become vested.  See Note 5D for further discussion of the impact of the adoption of SFAS 123R on the consolidated balance sheets, the consolidated results of operations, diluted earnings per share and consolidated statements of cash flows.

J              Foreign Currency

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

The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure.  Accordingly, the Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world.  Such hedging activity during 2006, 2005, and 2004 was insignificant.  Net foreign currency losses realized in 2006 were $321.  Net foreign currency gains realized in 2005 and 2004 were $862 and $86, respectively.  The Company had no foreign currency derivatives outstanding at December 31, 2006 and 2005.

K             Comprehensive Income

Comprehensive income consists of net earnings and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles in the United States, are excluded from net earnings.  For the Company, these consist of foreign currency translation gains and losses and unrealized gains and losses on securities, net of related income tax effects.

Accumulated other comprehensive income consists of the following:

Years ended December 31,	2006	2005
(in thousands)

Foreign currency translation adjustments	$13,765	(2,977)
Unrealized gain on securities	399	338
	$14,164	(2,639)

L              Segment Reporting

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

N.            Reclassifications

Certain prior year amounts have been reclassified to conform with the 2006 presentation.

O.            Recent Accounting Pronouncements

In June 2006, the FASB ratified the EITF Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, including but not limited to sales and value-added taxes.  In EITF 06-3 a consensus was reached that entities may adopt a policy of presenting these taxes in the income statement on either a gross or net basis. If these taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company is required to and plans to adopt EITF 06-3 in the first quarter of 2007.  The Company presents revenues net of sales and value-added taxes in its consolidated statement of earnings and does not anticipate changing its policy as a result of the adoption of EITF 06-3.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109).  The interpretation establishes guidelines for recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is required to and plans to adopt the provisions of FIN 48 beginning in the first quarter of 2007.  The Company does not expect the adoption of FIN 48 to have a material impact on the Company’s consolidated financial condition or results of operations.

On September 13, 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The Company is required to and has adopted SAB 108 for its fiscal year ending December 31, 2006.  The adoption of SAB 108 had no impact on the Company’s financial condition or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  Under the provisions of SFAS 159, Companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis.  Changes in fair value will be recognized in earnings each reporting period.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is required to and plans to adopt the provisions of SFAS 159 beginning in the first quarter of 2008.  The Company is currently assessing the impact of the adoption of SFAS 159.

NOTE 2.               OTHER ASSETS

The Company regularly evaluates the recoverability of certain other assets.  During 2004, the Company determined that an impairment had occurred and accordingly, a $2,000 loss was recorded as an operating expense.  No impairment occurred in 2006 or 2005.

NOTE 3.               CREDIT ARRANGEMENTS

The Company has a $50,000 United States bank line of credit extending through July 1, 2007.  Borrowings under the line bear interest at LIBOR + ..75% (6.07% at December 31, 2006) and are unsecured.  As of December 31, 2006, the entire $50,000 was available and the Company had no borrowings under this line.

The majority of the Company’s foreign subsidiaries maintain bank lines of credit for short-term working capital purposes.  These credit lines are supported by standby letters of credit issued by a United States bank, or guarantees issued by the Company to the foreign banks issuing the credit line.  Lines of credit totaling $19,516 and $12,850 at December 31, 2006 and 2005, respectively, bear interest at rates up to 4% over the foreign banks’ equivalent prime rates.  At December 31, 2006, the Company had no amounts outstanding under these lines and was contingently liable for approximately $62,608 under outstanding standby letters of credit and guarantees related to these lines of credit and other obligations.

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

At December 31, 2006, the Company was in compliance with all restrictive covenants of these credit lines and the associated credit facilities, including maintenance of certain minimum asset, working capital and equity balances and ratios.

NOTE 4.               INCOME TAXES

Income tax expense (benefit) for 2006, 2005, and 2004 includes the following components:

	Federal	State	Foreign	Total
2006
Current	$68,176	9,760	78,553	156,489
Deferred	2,096	2,076	—	4,172
	$70,272	11,836	78,553	160,661
2005
Current	$25,776	6,851	60,438	93,065
Deferred	(2,830)	(870)	—	(3,700)
	$22,946	5,981	60,438	89,365
2004
Current	$13,741	2,168	46,533	62,442
Deferred	21,253	1,276	—	22,529
	$34,994	3,444	46,533	84,971

Income tax expense differs from amounts computed by applying the United States Federal income tax rate of 35% to earnings before income taxes and minority interest as a result of the following:

	2006	2005	2004
Computed “expected” tax expense	$138,482	100,344	76,986
Increase (reduction) in income taxes resulting from:
State income taxes, net of Federal income tax benefit	7,694	3,888	2,238
Nondeductible stock compensation expense, net	10,426	7,346	6,995
IRC 965 tax benefit for repatriated foreign earnings	2,328	(21,680)	—
Other, net	1,731	(533)	(1,248)
	$160,661	89,365	84,971

In accordance with IRC 965, the Company recorded a one-time tax benefit of $22 million in the fourth quarter of 2005.  In order to qualify for this credit, the Company adopted a plan which required qualified capital expenditures of approximately $105 million.  The Company completed the required capital expenditures during 2006.

The components of earnings before income taxes and minority interest are as follows:

	2006	2005	2004
United States	$117,725	72,339	37,527
Foreign	277,939	214,358	182,432
	$395,664	286,697	219,959

The tax effects of temporary differences, tax credits and operating loss carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are as follows:

Years ended December 31,	2006	2005
Deferred Tax Assets:
Accrued third party charges, deductible for taxes upon economic performance (i.e. actual payment)	$3,661	2,714
Provision for doubtful accounts receivable	2,348	2,724
Excess of financial statement over tax depreciation	4,474	4,828
Foreign currency translation adjustment	—	1,603
Retained liability for cargo claims	806	1,472
Capital loss	1,140	1,257
Deductible stock compensation expense, net	12,720	12,661
Total gross deferred tax assets	25,149	27,259

Deferred Tax Liabilities:
Unremitted foreign earnings, net of related foreign tax credits	(36,322)	(32,174)
Foreign currency translation adjustment	(7,413)	—
Other	(667)	(1,155)
Total gross deferred tax liabilities	$(44,402)	(33,329)

Net deferred tax liabilities	$(19,253)	(6,070)
Current deferred tax assets	$(7,490)	(7,208)
Noncurrent deferred tax liabilities	$(26,743)	(13,278)

NOTE 5.                 SHAREHOLDERS’ EQUITY

A.            Stock Repurchase Plans

The Company has a Non-Discretionary Stock Repurchase Plan under which management is authorized to repurchase up to 20,000,000 shares of the Company’s common stock in the open market with the proceeds received from the exercise of Employee and Director Stock Options.  As of December 31, 2006, the Company had repurchased and retired 15,407,473 shares of common stock at an average price of $13.24 per share over the period from 1994 through 2006.

In November 2001, the Board of Directors expanded the Company’s Discretionary Stock Repurchase Plan to allow for the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200,000,000 shares of common stock.  As of December 31, 2006, the Company had repurchased and retired 9,752,196 shares of common stock at an average price of $26.43 per share over the period from 2001 through 2006.

B.            Stock Option Plans

At December 31, 2006, the Company has two stock option plans (the “1985 Plan” and the “2006 Plan”) for employees under which the Board of Directors may grant officers and key employees options to purchase common stock at prices equal to or greater than market value on the date of grant.  On May 3, 2006, the shareholders approved the Company’s 2006 Plan, which made available a total of 3,000,000 shares of the Company’s common stock for purchase upon exercise of options granted under the 2006 Plan.  The 1997 Option Plan was cancelled upon the approval of the 2005 Plan. The 1985 Plan provides for non-qualified grants.  The 2006 Plan provides for qualified and non-qualified grants. Under the 1985, 2005 and 2006 Plans, outstanding options generally vest and become exercisable over periods up to five years from the date of grant and expire no more than 10 years from the date of grant. Grants under the 2006 Plan are limited to not more than 100,000 shares per person.  No additional shares can be granted under the 2006 Plan after April 30, 2007.

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

Upon the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options, the Company derives a tax deduction measured by the excess of the market value over the option price at the date of disqualifying disposition.  The portion of the benefit from the deduction which equals the estimated fair value of the options (previously recognized as compensation expense) is recorded as a credit to the deferred tax asset for non-qualified stock options and is recorded as a credit to current tax expense for any disqualified dispositions of incentive stock options.  All of the tax benefit received upon option exercise for the tax deduction in excess of the estimated fair value of the options is credited to additional paid-in capital.

Details regarding the plans are as follows:

						Outstanding Options
	Unoptioned Shares						Weighted
	1985	1997	2005	2006	Directors’	Number of	avg price
	Plan	Plan	Plan	Plan	Plan	shares	per share
Balance at December 31, 2003	6,912	2,603,900	—	—	512,000	25,190,960	$10.53
Options granted	—	(2,140,950)	—	—	(128,000)	2,268,950	21.02
Options exercised	—	—	—	—	—	(3,573,772)	4.80
Options forfeited	—	489,350	—	—	—	(489,350)	$15.32
Balance at December 31, 2004	6,912	952,300	—	—	384,000	23,396,788	$12.32

Options authorized	—	—	1,809,100	—	—	—	$—
Options transferred	—	(1,190,900)	1,190,900	—	—	—	—
Options granted	—	—	(2,903,250)	—	(128,000)	3,031,250	24.51
Options exercised	—	—	—	—	—	(3,612,592)	7.52
Options forfeited	—	234,800	53,500	—	—	(545,000)	17.26
Options cancelled		3,800	—	—	—	(3,800)	$12.78
Balance at December 31, 2005	6,912	—	150,250	—	256,000	22,266,646	$14.64

Options authorized	—	—	—	3,000,000	—	—	$—
Options granted	—	—	—	(2,984,610)	(128,000)	3,112,610	44.21
Options exercised	—	—	—	—	—	(3,053,425)	10.60
Options forfeited	—	—	—	64,300	—	(415,300)	23.55
Options cancelled	—	—	—	—	—	(18,350)	12.15
Options not granted	—	—	(150,250)	—	—	—	$—
Balance at December 31, 2006	6,912	—	—	79,690	128,000	21,892,181	$19.23

C.            Stock Purchase Plan

In May 2002, the shareholders approved the Company’s 2002 Employee Stock Purchase Plan (“2002 Plan”), which became effective August 1, 2002 upon the expiration of the 1988 Employee Stock Purchase Plan (“1988 Plan”) on July 31, 2002.  The Company’s 2002 Plan provides for 4,305,452 shares of the Company’s common stock, including 305,452 remaining shares transferred from the 1988 Plan, to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year.  The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of (1) 85% of the fair market value of the Company’s stock on July 31 or (2) 85% of the fair market value of the Company’s stock on the preceding August 1.  At December 31, 2006, an aggregate of 3,127,578 shares had been issued under the 2002 Plan and $11,399 had been withheld in connection with the plan year ending July 31, 2007.

D.            Adoption of SFAS 123R

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

In applying the modified retrospective method, the Company has recorded compensation expense as previously stated in the Company’s pro forma SFAS 123 disclosures in the footnotes to its prior period financial statements.  The fair value of options used to determine this compensation expense was originally determined using the Black-Scholes model and no changes have been made to the compensation expense as originally stated in the pro forma disclosures.  The original measurements and assumptions previously disclosed in the footnotes to the Company’s financial statement included in its annual Form 10-K filings and, in more recent years, in its Form 10-Q filings, also have not been changed.  In the process of recording the associated deferred tax assets related to this compensation expense, as required by SFAS 123R, the Company made its computations on a “grant by grant” basis.  As a result of this exercise, the Company determined that recording deferred tax assets based on the disclosed proforma amounts would have been incorrect under the provisions of SFAS No. 109, “Accounting for Income Taxes”.  Accordingly, in restating the results of prior years, management has elected to record adjustments to income tax expense and to properly record deferred tax assets.

Prior to the adoption of SFAS 123R, in the statement of cash flows, the tax benefits received by the Company from the exercise of certain employee stock options were added back to net earnings in determining net cash provided by operating activities.  SFAS 123R requires a different presentation for that portion of the tax benefit received upon option exercise which exceeds the tax benefit that would have been recorded based on the estimated fair value of the options previously recognized as compensation expense.  Accordingly, the Company has reclassified this excess tax benefit from cash provided by operating activities to cash provided by financing activities in the statement of cash flows.

The following tables summarize the adjustments to certain line items in the Company’s consolidated financial statements as a result of adopting SFAS 123R for all periods presented. Certain prior year amounts have been reclassified to conform with the 2006 presentation. Third party outsourced labor costs were reclassified in the consolidated statement of earnings as a result of the growth in the Company’s distribution services business. Net distributions to minority interests of immaterial amounts were reclassified to net cash used in financing activities.

Restated line items in the consolidated balance sheet:

	December 31, 2005
	As previously reported	SFAS No. 123R Adjustments	Reclassifications	As restated
Deferred Federal and state income taxes	$25,939	$(12,661)	—	$13,278

Shareholders’ equity:
Additional paid-in capital	18,663	162,242	—	180,905
Retained earnings	895,565	(149,581)	—	745,984

Restated line items in the consolidated statement of earnings:

	Year ended December 31, 2005
	As previously reported	SFAS 123R Adjustments	Reclassifications	As restated
Salaries and related costs	$557,730	$33,457	$5,617	$596,804
Other operating expenses	197,369	—	(5,617)	191,752

Total operating expenses	3,597,271	33,457	—	3,630,728

Operating income	304,510	(33,457)	—	271,053

Earnings before income taxes and minority interest	320,154	(33,457)	—	286,697
Income tax expense	94,624	(5,259)	—	89,365
Net earnings before minority interest	225,530	(28,198)	—	197,332

Net earnings	218,634	(28,198)	—	190,436

Diluted earnings per share	$.98	$(.12)	$—	$.86
Basic earnings per share	$1.03	$(.14)	$—	$.89

	Year ended December 31, 2004
	As previously reported	SFAS 123R Adjustments	Reclassifications	As restated
Salaries and related costs	$479,364	$29,621	$4,829	$513,814
Other operating expenses	185,828	—	(4,829)	180,999

Total operating expenses	3,076,454	29,621	—	3,106,075

Operating income	241,045	(29,621)	—	211,424

Earnings before income taxes and minority interest	249,580	(29,621)	—	219,959
Income tax expense	88,415	(3,444)	—	84,971
Net earnings before minority interest	161,165	(26,177)	—	134,988

Net earnings	156,126	(26,177)	—	129,949

Diluted earnings per share	$.71	$(.12)	$—	$.59
Basic earnings per share	$.74	$(.13)	$—	$.61

Restated line items in the consolidated statement of cash flows:

	Year ended December 31, 2005
	As previously reported	SFAS 123R Adjustments	Reclassifications	As restated
Net earnings	$218,634	$(28,198)	$—	$190,436

Deferred income tax (benefit) expense	(4,779)	1,079	—	(3,700)
Excess tax benefits from employee stock plans	—	(13,367)	—	(13,367)
Tax benefits from employee stock plans	19,705	(19,705)	—	—
Stock compensation expense	—	33,457	—	33,457

Minority interest in earnings of consolidated entities	6,001	—	895	6,896

Increase in accounts payable and accrued expenses	103,639	—	(8,813)	94,826
Increase in taxes payable, net	—	13,367	7,213	20,580
Other	(1,363)	—	1,600	237

Net cash provided by operating activities	279,548	(13,367)	895	267,076

Excess tax benefits from employee stock plans	—	13,367	—	13,367
Net distributions to minority interests	—	—	(436)	(436)

Net cash used in financing activities	(119,754)	13,367	(436)	(106,823)

Effect of exchange rate changes on cash	$(14,116)	$—	$(459)	$(14,575)

	Year ended December 31, 2004
	As previously reported	SFAS 123R Adjustments	Reclassifications	As restated
Net earnings	$156,126	$(26,177)	$—	$129,949

Deferred income tax expense	19,511	3,018	—	22,529
Excess tax benefits from employee stock plans	—	(12,997)	—	(12,997)
Tax benefits from employee stock plans	19,459	(19,459)	—	—
Stock compensation expense	—	29,621	—	29,621

Minority interest in earnings of consolidated entities	4,103	—	936	5,039

Increase in accounts payable and accrued expenses	113,904	—	(9,882)	104,022
Increase in taxes payable, net	—	12,997	6,885	19,882
Other	(2,545)	—	2,997	452

Net cash provided by operating activities	192,659	(12,997)	936	180,598

Excess tax benefits from employee stock plans	—	12,997	—	12,997
Net distributions to minority interests	—	—	(284)	(284)
Net cash used in financing activities	(21,762)	12,997	(284)	(9,049)

Effect of exchange rate changes on cash	$7,234	$—	$(652)	$6,582

The following tables summarize information about fixed-price stock options for the year ended December 31, 2006:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2005	22,266,646	$14.64
Options granted	3,112,610	44.21
Options exercised	(3,053,425)	10.60
Options forfeited	(415,300)	23.55
Options cancelled	(18,350)	12.15
Outstanding at December 31, 2006	21,892,181	$19.23	5.81 years	$476,987
Exercisable at December 31, 2006	11,518,446	$11.71	3.99 years	$331,821

	Unvested Options
	Number of shares	Weighted average fair value per share

Balance at December 31, 2005	11,368,450	$9.57
Options granted	3,112,610	22.69
Options vested	(3,692,025)	7.75
Options forfeited	(415,300)	11.91
Balance at December 31, 2006	10,373,735	$14.06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants issued during the years ended December 31, 2006, 2005 and 2004:

	For the years ended December 31,
	2006	2005	2004
Dividend yield	.51%	.56%	.54%
Volatility	44 — 43%	44 — 49%	46%
Risk-free interest rates	4.69 — 5.11%	3.64 — 4.14%	2.1 — 4.7%
Expected life (years) — stock option plans	7.14 — 8.89	6.67 — 9.36	6.6 — 9.2
Expected life (years) — stock purchase rights plans	1	1	1
Weighted average fair value of stock options granted during the period	$22.69	$12.69	$10.65
Weighted average fair value of stock purchase rights granted during the period	$13.27	$7.17	$6.17

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

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was approximately $111 million, $76 million and $65 million, respectively. The estimated fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was approximately $29 million, $28 million and $23 million, respectively.

As of December 31, 2006, the total unrecognized compensation cost related to unvested stock options is $103 million and the weighted average period over which that cost is expected to be recognized is 1.91 years.

Total stock compensation expense and the total related tax benefit recognized for the years ended December 31, 2006, 2005 and 2004 are as follows:

	For the years ended December 31,
	2006	2005	2004
Stock compensation expense	$41,739	$33,457	$29,621

Recognized tax benefit, net	$2,725	$5,259	$3,444

Shares issued as a result of stock option exercises and employee stock plan purchases are issued as new shares outstanding by the Company’s transfer agent.

E.                      Basic and Diluted Earnings Per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share in 2006, 2005 and 2004.

	Net earnings	Weighted average shares	Earnings per share
2006

Basic earnings per share	$235,094	213,454,579	$1.10
Effect of dilutive potential common shares	—	8,768,733	—
Diluted earnings per share	$235,094	222,223,312	$1.06

2005

Basic earnings per share	$190,436	213,555,102	$.89
Effect of dilutive potential common shares	—	6,675,074	—
Diluted earnings per share	$190,436	220,230,176	$.86

2004

Basic earnings per share	$129,949	212,768,302	$.61
Effect of dilutive potential common shares	—	7,348,382	—
Diluted earnings per share	$129,949	220,116,684	$.59

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

Years ended December 31,	2006	2005	2004
Shares	132,510	500	128,000

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

NOTE 7.                 COMMITMENTS

A.            Leases

The Company occupies office and warehouse facilities under terms of operating leases expiring up to 2015.  Total rent expense for 2006, 2005 and 2004 was $28,324, $34,488 and $33,197, respectively.  At December 31, 2006, future minimum annual lease payments under all leases are as follows:

2007	$37,133
2008	26,550
2009	12,035
2010	5,517
2011	2,422
Thereafter	2,418
$86,075

B.            Unconditional Purchase Obligations

The Company enters into short-term agreements with asset-based providers reserving space on a guaranteed basis.  The pricing of these obligations varies to some degree with market conditions.  The Company only enters into agreements that management believes the Company can fulfill with relative ease.  Historically, the Company has not paid for guaranteed space that it has not used.  Management believes, in line with historical experience, committed purchase obligations outstanding as of December 31, 2006 of $293,019, will be fulfilled during 2007 in the Company’s ordinary course of business.

C.            Employee Benefits

The Company has employee savings plans under which the Company provides a discretionary matching contribution.   In 2006, 2005, and 2004, the Company’s contributions under the plans were $5,814, $5,183, and $4,383, respectively.

NOTE 8.                 CONTINGENCIES

The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s operations or financial position.

NOTE 9.                 BUSINESS SEGMENT INFORMATION

Financial information regarding the Company’s 2006, 2005, and 2004 operations by geographic area are as follows:

	United States	Other North America	Asia	Europe	Australasia	Latin America	Middle East	Elimi- nations	Consoli- dated
2006
Revenues from unaffiliated customers	$932,165	120,381	2,616,098	618,999	54,948	67,463	215,912	—	4,625,966
Transfers between geographic areas	109,552	7,956	16,228	32,595	6,383	8,368	11,293	(192,375)	—
Total revenues	$1,041,717	128,337	2,632,326	651,594	61,331	75,831	227,205	(192,375)	4,625,966

Net revenues	$525,039	61,531	359,613	216,110	32,894	32,931	54,821	—	1,282,939
Operating income	$102,041	15,433	178,265	48,366	8,887	7,519	14,605	—	375,116
Identifiable assets at year end	$906,256	62,584	360,904	363,332	26,055	33,273	67,794	2,140	1,822,338
Capital expenditures	$121,005	820	10,030	6,086	446	1,205	1,633	—	141,225
Depreciation and amortization	$18,533	1,339	5,108	6,739	785	1,548	1,396	—	35,448
Equity	$1,215,298	26,160	249,017	117,738	14,844	16,133	31,570	(600,825)	1,069,935

2005
Revenues from unaffiliated customers	$762,835	98,369	2,224,313	534,897	48,234	58,976	174,157	—	3,901,781
Transfers between geographic areas	87,778	5,588	13,280	24,923	5,920	7,416	8,406	(153,311)	—
Total revenues	$850,613	103,957	2,237,593	559,820	54,154	66,392	182,563	(153,311)	3,901,781

Net revenues	$432,530	50,823	296,925	179,238	30,135	26,772	43,186	—	1,059,609
Operating income	$61,245	11,273	147,130	30,179	7,956	5,698	7,572	—	271,053
Identifiable assets at year end	$805,273	51,312	322,391	294,555	21,681	26,639	47,009	(2,816)	1,566,044
Capital expenditures	$78,668	882	3,374	4,534	1,084	1,290	949	—	90,781
Depreciation and amortization	$15,077	1,484	4,759	6,107	830	1,198	1,433	—	30,888
Equity	$1,021,761	17,329	205,027	75,146	11,108	10,679	22,030	(436,698)	926,382

2004
Revenues from unaffiliated customers	$628,093	77,696	1,880,135	492,651	44,042	52,347	142,535	—	3,317,499
Transfers between geographic areas	69,695	4,288	11,096	18,921	5,262	6,188	6,373	(121,823)	—
Total revenues	$697,788	81,984	1,891,231	511,572	49,304	58,535	148,908	(121,823)	3,317,499

Net revenues	$362,961	42,954	252,189	164,132	25,583	21,274	37,144	—	906,237
Operating income	$43,093	9,872	115,716	26,330	5,742	3,742	6,929	—	211,424
Identifiable assets at year end	$642,930	47,594	279,840	304,701	22,361	21,711	40,667	4,249	1,364,053
Capital expenditures	$34,856	2,150	11,153	13,445	845	1,744	2,051	—	66,244
Depreciation and amortization	$13,539	1,211	4,044	5,099	665	770	1,375	—	26,703
Equity	$893,108	19,448	203,743	88,398	12,824	6,306	17,982	(420,665)	821,144

The Company charges its subsidiaries and affiliates for services rendered in the United States on a cost recovery basis.

No single country outside the United States represented more than 10% of the Company’s total revenue, net revenue or total identifiable assets in any period presented except as noted in the table below.

	2006		2005	2004
Total revenues:
Hong Kong	15%		15%	16%
People’s Republic of China	21%		21%	18%

Net revenues:
Hong Kong	—	*	— *	10%
People’s Republic of China	—	*	12%	10%

*Represents less than 10% in the period presented.

NOTE 10.               QUARTERLY RESULTS (UNAUDITED)

	1st	2nd	3rd	4th
2006
Revenues	$1,024,592	1,129,324	1,229,723	1,242,327
Net revenues	296,197	313,570	339,338	333,834
Net earnings	52,352	56,329	63,803	62,610
Diluted earnings per share	.24	.25	.29	.28
Basic earnings per share	.25	.26	.30	.29

2005
Revenues	$825,164	927,999	1,046,442	1,102,176
Net revenues	230,683	250,660	281,925	296,341
Net earnings	31,047	36,698	48,404	74,287
Diluted earnings per share	.14	.17	.22	.34
Basic earnings per share	.15	.17	.23	.35

Net revenues are determined by deducting freight consolidation costs from total revenues.  The sum of quarterly per share data may not equal the per share total reported for the year.

All share and per share information have been adjusted to reflect a 2-for-1 stock split effected in June 2006.

Certain amounts for 2005 have been restated as required by the modified retrospective method in connection with the implementation of SFAS 123R.  In preparing the second quarter 2005 SFAS 123R restatements during the second quarter of 2006, an insignificant difference of $177 was noted which should have been included for the first quarter of 2005.  This insignificant amount was included in the year-to-date 2005 restated amounts reported in the second quarter of 2006.  The first quarter of 2005 results presented in the above schedule are the corrected restated amounts and are not the amounts originally reported in the Form 10-Q filed for the first quarter 2006.

The fourth quarter 2005 results include a $21,680 tax benefit ($.10 per share increase in net earnings) as a result of a one time election under IRC 965.

SCHEDULE II

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Other	Deductions write-offs	Balance at end of year
		(in thousands)
Allowance for doubtful accounts receivable

2006	$12,777	$1,197	$—	$520	$13,454

2005	$12,842	$1,313	$—	$1,378	$12,777

2004	$11,978	$2,355	$—	$1,491	$12,842

S-1

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

ANNUAL REPORT

ON

FORM 10-K

FOR FISCAL YEAR ENDED

DECEMBER 31, 2006

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

EXHIBITS

INDEX TO EXHIBITS

Exhibit
Number	Description

10.46	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2005 Incentive Stock Option Plan.

10.48	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2006 Incentive Stock Option Plan.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002