Form 10-Q
period 2007-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2007-05-10
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

At May 7, 2007, the number of shares outstanding of the issuer’s Common Stock was 213,138,706.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2007	December 31, 2006
Assets

Current assets:
Cash and cash equivalents	$576,816	$511,358
Short-term investments	530	578
Accounts receivable, less allowance for doubtful accounts of $14,019 at March 31, 2007 and $13,454 at December 31, 2006	750,938	811,486
Deferred Federal and state income taxes	7,386	7,490
Other	15,723	10,925
Total current assets	1,351,393	1,341,837

Property and equipment, less accumulated depreciation and amortization of $186,780 at March 31, 2007 and $178,695 at December 31, 2006	455,835	450,856
Goodwill, less accumulated amortization of $765 at March 31, 2007 and December 31, 2006	7,927	7,927
Other intangibles, net	7,254	7,584
Other assets, net	14,390	14,134

	$1,836,799	$1,822,338

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term debt	224	—
Accounts payable	513,598	544,028
Accrued expenses, primarily salaries and related costs	138,454	122,081
Federal, state and foreign income taxes	33,406	43,036
Total current liabilities	685,682	709,145

Deferred Federal and state income taxes	32,996	26,743

Minority interest	16,594	16,515

Shareholders’ equity:
Preferred stock, par value $.01 per share.
Authorized 2,000,000 shares; none issued	—	—

Common stock, par value $.01 per share.
Authorized 320,000,000 shares; issued and outstanding 213,351,763 shares at March 31, 2007, and 213,080,466 shares at December 31, 2006	2,134	2,131
Additional paid-in capital	90,238	119,582
Retained earnings	993,346	934,058
Accumulated other comprehensive income	15,809	14,164

Total shareholders’ equity	1,101,527	1,069,935

Commitments and contingencies
	$1,836,799	$1,822,338

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings
(In thousands, except share data)
(Unaudited)

	Three months ended March 31,
	2007	2006

Revenues:
Airfreight	$517,205	$490,998
Ocean freight and ocean services	375,202	344,659
Customs brokerage and other services	226,539	190,880

Total revenues	1,118,946	1,026,537

Operating expenses:
Airfreight consolidation	389,644	380,581
Ocean freight consolidation	298,891	270,879
Customs brokerage and other services	96,275	76,935
Salaries and related costs	182,761	160,974
Rent and occupancy costs	16,667	15,668
Depreciation and amortization	9,575	8,053
Selling and promotion	9,096	7,957
Other	21,512	20,089

Total operating expenses	1,024,421	941,136

Operating income	94,525	85,401

Interest expense	(14)	(27)
Interest income	5,219	4,274
Other, net	755	1,667

Other income, net	5,960	5,914

Earnings before income taxes and minority interest	100,485	91,315
Income tax expense	41,160	37,052

Net earnings before minority interest	59,325	54,263

Minority interest	(37)	(1,911)

Net earnings	$59,288	$52,352

Diluted earnings per share	$.27	$.24

Basic earnings per share	$.28	$.25

Weighted average diluted shares outstanding	222,842,546	222,560,098

Weighted average basic shares outstanding	213,428,221	213,422,478

See accompanying notes to condensed consolidated financial statements.

All share and per share amounts have been adjusted for the 2-for-1 stock split effective June 2006.

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three months ended March 31,
	2007	2006
Operating activities:
Net earnings	$59,288	$52,352
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	514	(154)
Deferred income tax expense	5,468	6,280
Excess tax benefits from stock plans	(16,332)	(6,035)
Stock compensation expense	11,460	8,398
Depreciation and amortization	9,575	8,053
Gain on sale of property and equipment	(123)	(147)
Minority interest in earnings of consolidated entities	37	1,911
Other	334	1,074
Changes in operating assets and liabilities:
Decrease in accounts receivable	57,701	20,839
Increase in other current assets	(677)	(473)
(Decrease) increase in accounts payable and other current liabilities	(13,635)	28,852
Increase in income taxes payable, net	2,469	17,183

Net cash provided by operating activities	116,079	138,133

Investing activities:
Decrease (increase) in short-term investments	86	(8)
Purchase of property and equipment	(13,438)	(21,499)
Proceeds from sale of property and equipment	379	178
Other	(340)	(206)

Net cash used in investing activities	(13,313)	(21,535)

Financing activities:
Borrowings of short-term debt, net	220	—
Proceeds from issuance of common stock	15,266	5,507
Repurchases of common stock	(72,398)	(26,960)
Excess tax benefits from stock plans	16,332	6,035

Net cash used in financing activities	(40,580)	(15,418)

Effect of exchange rate changes on cash	3,272	2,614

Increase in cash and cash equivalents	65,458	103,794
Cash and cash equivalents at beginning of period	511,358	463,894
Cash and cash equivalents at end of period	$576,816	$567,688

Interest and taxes paid:
Interest	$11	$24
Income taxes	33,033	12,675

See accompanying notes to condensed consolidated financial statements.

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

Note 1.  Summary of Significant Accounting Policies

The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about March 1, 2007.

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

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

The components of total comprehensive income for interim periods are presented in the following table:

	Three months ended March 31,
	2007	2006

Net earnings	$59,288	$52,352

Foreign currency translation adjustments net of tax of $(895) and $(1,146)	1,664	2,128
Unrealized loss on securities net of tax of $12 and $43	(19)	(20)

Total comprehensive income	$60,933	$54,460

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

Financial information regarding the Company’s operations by geographic area for the three months ended March 31, 2007 and 2006 are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	ASIA	EUROPE	AUSTRAL- ASIA	LATIN AMERICA	MIDDLE EAST	ELIMI- NATIONS	CONSOLI- DATED
Three months ended March 31, 2007:

Revenues from unaffiliated customers	$245,725	28,086	602,031	156,379	14,783	19,371	52,571	—	1,118,946
Transfers between geographic areas	22,498	1,978	3,980	7,761	1,697	2,506	3,423	(43,843)	—

Total revenues	$268,223	30,064	606,011	164,140	16,480	21,877	55,994	(43,843)	1,118,946

Net revenues	$135,467	14,700	93,153	56,027	8,927	9,795	16,067	—	334,136
Operating income	$28,063	2,729	44,884	10,151	2,404	2,052	4,242	—	94,525
Identifiable assets at quarter end	$878,559	62,270	395,634	361,557	27,678	38,209	75,262	(2,370)	1,836,799
Capital expenditures	$8,705	324	1,333	1,385	694	495	502	—	13,438
Depreciation and amortization	$5,169	331	1,375	1,737	200	400	363	—	9,575
Equity	$1,239,866	29,120	285,593	126,658	17,169	17,481	36,299	(650,659)	1,101,527

Three months ended March 31, 2006:

Revenues from unaffiliated customers	$217,757	28,404	558,759	141,099	12,354	16,153	52,011	––	1,026,537
Transfers between geographic areas	25,442	1,730	3,683	7,325	1,409	1,893	2,382	(43,864)	––

Total revenues	$243,199	30,134	562,442	148,424	13,763	18,046	54,393	(43,864)	1,026,537

Net revenues	$124,233	14,705	82,813	49,337	7,401	7,231	12,422	––	298,142
Operating income	$24,572	3,339	41,283	10,570	1,981	1,274	2,382	––	85,401
Identifiable assets at quarter end	$858,480	53,528	334,631	301,741	22,222	28,199	55,011	2,398	1,656,210
Capital expenditures	$17,186	97	2,754	714	237	323	188	––	21,499
Depreciation and amortization	$4,068	351	1,190	1,536	198	365	345	––	8,053
Equity	$1,070,416	20,233	245,513	85,066	12,283	12,305	24,269	(495,771)	974,314

Note 4.  Basic and Diluted Earnings per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2007

Basic earnings per share	$59,288	213,428,221	$.28
Effect of dilutive potential common shares	—	9,414,325	—

Dilutive earnings per share	$59,288	222,842,546	$.27

2006

Basic earnings per share	$52,352	213,422,478	$ . 25
Effect of dilutive potential common shares	—	9,137,620	—

Dilutive earnings per share	$52,352	222,560,098	$.24

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	For the three months ended March 31,
	2007	2006

Shares	3,011,960	—

Note 5.  Shareholders’ Equity

Stock Option Plans and Stock Purchase Plan

The Company provides compensation benefits by granting stock options to its employees and directors and employee stock purchase rights to its employees. In accordance with SFAS No. 123R, “Share-Based Payment” (SFAS 123R) the Company recognizes compensation expense based on the estimated fair value of options awarded under its fixed stock option and employee stock purchase rights plans.  The stock compensation expense is recognized on a straight-line basis over the period stock options become vested.  The Company’s annual grant of option awards generally takes place during the second quarter of each fiscal year and no grants were made in the quarters ended March 31, 2007 and 2006. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are generally made in the third quarter of each fiscal year and none were issued in the quarters ended March 31, 2007 and 2006.

Total stock compensation expense and the total related tax benefit recognized in the three months ended March 31, 2007 and 2006 are as follows:

	For the three months ended March 31,
	2007	2006

Stock compensation expense	$11,460	8,398

Recognized tax benefit	588	521

Note 6.  Income Taxes

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). The interpretation establishes guidelines for recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The adoption of FIN 48 had no material impact on the Company’s consolidated financial condition or results of operations.

Based on management’s review of the Company’s tax positions the Company had no significant unrecognized tax benefits as of March 31, 2007 and January 1, 2007.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2003. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years prior to 2000. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years.

The Company recognizes interest expense related to unrecognized tax benefits or underpayment of income taxes in interest expense and recognizes penalties in operating expenses. The Company has not changed its policy as a result of adopting FIN 48. Amounts accrued for the payment of interest and penalties were insignificant at the date of adoption of FIN 48.  Accordingly, any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the three months ended March 31, 2007 and 2006.

Note 7.  Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted Emerging Issues Task Force Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, including but not limited to sales and value-added taxes.  In EITF 06-3 a consensus was reached that entities may adopt a policy of presenting these taxes in the income statement on either a gross or net basis. If these taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. The Company presents revenues net of sales and value-added taxes in its condensed consolidated statements of earnings and did not change its policy as a result of the adoption of EITF 06-3. The adoption of EITF 06-3 had no impact on the Company’s condensed consolidated financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 157 beginning in the first quarter of 2008.  The Company is currently assessing the impact of the adoption of SFAS 157.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES LITIGATION
                REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

Certain portions of this report on Form 10-Q including the section entitled “Currency and Other Risk Factors” and “Liquidity and Capital Resources” contain forward-looking statements, which must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements.  In addition to risk factors identified elsewhere in this report, attention should be given to the factors identified and discussed in the report on Form 10-K filed on or about March 1, 2007.

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

In terms of the opportunities, challenges and risks that management is focused on in 2007, the Company operates in 60 countries throughout the world in the competitive global logistics industry and Company activities are tied directly to the global economy.  From the inception of the Company, management has believed that the elements required for a successful global service organization can only be assured through recruiting, training, and ultimately retaining superior personnel.  The Company’s greatest challenge is now and always has been perpetuating a consistent global culture which demands:

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

As described in Note 5 in the condensed consolidated financial statements in this quarterly report, the Company accounts for share based compensation in accordance with SFAS 123R. This accounting standard requires the recognition of compensation expense based on an estimate of the fair value of options granted to employees and directors under the Company’s stock option and employee stock purchase plans.  This expense is recorded on a straight-line basis over the option vesting periods.

Determining the appropriate option pricing model to use to estimate stock compensation expense requires judgment. Any option pricing model requires assumptions that are subjective and these assumptions also require judgment. Examples include assumptions about long-term stock price volatility, employee exercise patterns, pre-vesting option forfeitures, post-vesting option terminations, and the future interest rates and dividend yields.  The Company uses the Black-Scholes model for estimating the fair value of stock options.

For the three month periods ended March 31, 2007 and 2006, no options were granted by the Company so there is no required disclosure for options issued under SFAS 123R.

Management believes that these assumptions are appropriate, based upon the requirements of SFAS 123R and the guidance included in SAB 107 and the Company’s historical and currently expected future experience. Looking to future events, management has been strongly influenced by historical patterns which may not be valid predictors of future developments and any future deviation may be material.

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

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three-month periods ended March 31, 2007 and 2006, expressed as percentages of net revenues.  Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended March 31,
	2007		2006
	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)

Net revenues:
Airfreight	$127,561	38%	$110,417	37%
Ocean freight and ocean services	76,311	23	73,780	25
Customs brokerage and other services	130,264	39	113,945	38

Net revenues	334,136	100	298,142	100

Overhead expenses:
Salaries and related costs	182,761	55	160,974	54
Other	56,850	17	51,767	17

Total overhead expenses	239,611	72	212,741	71

Operating income	94,525	28	85,401	29
Other income, net	5,960	2	5,914	2

Earnings before income taxes and minority interest	100,485	30	91,315	31
Income tax expense	41,160	12	37,052	13

Net earnings before minority interest	59,325	18	54,263	18
Minority interest	(37)	—	(1,911)	——

Net earnings	$59,288	18%	$52,352	18%

Airfreight net revenues increased 16% for the three-month period ended March 31, 2007, as compared with the same period for 2006.  The increase in airfreight net revenues was due to a 6% increase in airfreight tonnages handled by the Company during the first quarter of 2007 and a 220 basis point yield expansion (a 10% increase), as compared with the same period of 2006.  The Company’s North American export airfreight net revenues increased 13% in the first quarter of 2007, as compared to the same period for 2006, primarily the result of increased market share attributable to focused sales activity.  Airfreight net revenues from Asia and Europe increased 21% and 7%, respectively, for the three month period ended March 31, 2007.  The increase in Asia is primarily the result of yield increases of 13% combined with tonnage increases of 7%.  The increase in Europe is a result of tonnage increases of 6% combined with average pricing increases of 4%, offset by average yield declines of approximately 90 basis points (a 5% decrease).

Ocean freight volumes, measured in terms of forty-foot container equivalent units (FEUs), increased  12% in the first quarter 2007, as compared with the same period for 2006.  Ocean freight and ocean services net revenues increased only 3% during the same period, reflecting lower yields of approximately 110 basis points (a 5% decrease) and average pricing decreases of 4%.  The dynamics in the ocean freight market are a combination of market conditions and pricing adjustments which can occur when direct carriers invest in increased capacity.

The Company’s North American ocean freight net revenues increased 1% in the first quarter of 2007, as compared with the same period for 2006.  Ocean freight net revenues from Asia decreased 3% and from Europe increased 14% for the three months ended March 31, 2007, as compared to the same period for 2006.  The increase in European ocean freight net revenue during the quarter is primarily a result of increased imports driven by more focused sales collaboration between the Company’s Asian and European offices.  This increase was also influenced by the relative strength of European currencies.  The decrease in Asian ocean freight net revenue is a result of lower average prices and yields in the Trans-Pacific shipping market.

Customs brokerage and other services net revenues increased 14% for the three-month period ended March 31, 2007, as compared with the same period for 2006, as a result of the Company’s continuing reputation for providing high quality service.  Consolidation within the customs brokerage market has also contributed to this increase as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program.  In addition, increased emphasis on regulatory compliance continues to benefit the Company’s customs brokerage offerings.

Salaries and related costs increased 14% during the three-month period ended March 31, 2007, as compared with the same period in 2006, as a result of (1) the Company’s increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels.

The effect of including stock-based compensation expense in salaries and related costs for the three-months ended March 31, 2007 and 2006 are as follows:

	Three months ended March 31,
	2007	2006

Salaries and related costs	$182,761	$160,974

As a % of net revenue	54.7%	54.0%

Stock compensation expense	$11,460	$8,398

As a % of salaries and related costs	6.3%	5.2%

As a % of net revenue	3.4%	2.8%

Of the 70 basis point increase in salaries and related costs as a percentage of net revenue, 60 basis points is the result of the increase in stock compensation expense as a percentage of net revenue.

Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits.  Management believes that the growth in revenues, net revenues and net earnings, for the three month period ended March 31, 2007, are a result of the incentives inherent in the Company’s compensation program.

Other overhead expenses increased 10% for the three-month period ended March 31, 2007, as compared with the same period in 2006, as communications expense, quality and training expenses, and other costs expanded to accommodate the Company’s growing operations.  Other overhead expenses remained consistent as a percentage of net revenues for the three-month period ended March 31,

2007, as compared with the same period in 2006.  Management believes that this was significant as it reflects the successful achievement of ongoing cost containment objectives at the branch level.

Other income, net, increased 1% for the three-month period ended March 31, 2007, as compared with the same period in 2006.  Due to slightly higher interest rates on higher average cash balances and short-term investments during the first quarter of 2007, interest income increased by approximately $1 million.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations.  The Company’s consolidated effective income tax rate for the three months ended March 31, 2007 of 40.96% increased when compared with the 40.58% rate for the same period in 2006.  The higher consolidated effective income tax rate for 2007 as compared to 2006 is partially the result of a lower net tax benefit received for non-qualified stock options during the first quarter of 2007 than was realized during the first quarter of 2006.

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

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents.  The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses.  Any such hedging activity during the three months ended March 31, 2007 and 2006 was insignificant.  During the three months ended March 31, 2007, the Company had a net foreign exchange loss of approximately $110.  For the same period in 2006, the Company recorded net foreign exchange gains of approximately $1,049.  The Company had no foreign currency derivatives outstanding at March 31, 2007 and 2006.

Sources of Growth

During the first quarter of 2007, the Company opened four full-service offices (–) and one satellite office (+), as follows:

Asia	Middle East	Latin America
• Hangzhou, China	• Doha, Qatar	• Guatemala City, Guatemala
• Chongqing, China (1)
+ Batam, Indonesia (2)

(1)             Chongqing, China converted from a satellite to a full-service office.

(2)             Batam, Indonesia is a satellite office of Singapore.

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

Internal Growth - Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year.   The table below presents “same store” comparisons for the first quarter of 2007 (which is the measure of any increase from the same period of 2006) and for the first quarter of 2006 (which measures growth over 2005).

	For the three months ended March 31,
	2007	2006

Net revenue	12%	28%
Operating income	11%	69%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities.  Net cash provided by operating activities for the three months ended March 31, 2007, was approximately $116 million, as compared with $138 million for the same period of 2006.  This $22 million decrease is principally due to decreases in accounts payable and other current liabilities and a decrease in taxes payable, net of prepaid taxes.

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

Cash used in investing activities for the three months ended March 31, 2007, was $13 million, as compared with $22 million during the same period of 2006.  The largest use of cash in investing activities is cash paid for capital expenditures.  As a non-asset based provider of integrated logistics services, the Company does not own any physical means of transportation (i.e., airplanes, ships, trucks, etc.).  However, the Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight.  The Company routinely invests in technology, office furniture and equipment and leasehold improvements.  In the first quarter of 2007, the Company made capital expenditures of $13 million, as compared with $21 million for the same period in 2006.  Capital expenditures in the first quarter of 2007 and 2006 related primarily to investments in technology, office furniture and equipment, building improvements and leasehold improvements.  The Company currently expects to spend approximately $43 million for normal capital expenditures in 2007. In addition to property and equipment, normal capital expenditures include leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures.  Total capital expenditures in 2007 are currently estimated to be $106 million.  This includes normal capital expenditures as noted above, plus additional real estate acquisitions and development.  In April 2007, the Company signed a commitment for approximately $34 million (HK$263 million) to purchase 48,300 square feet of office space in Kowloon, Hong Kong.  The transaction is expected to close in July 2007.  The Company expects to finance capital expenditures in 2007 with cash.

Cash used in financing activities during the first quarter of 2007 was $41 million as compared with $15 million during the first quarter of 2006.  The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market.  The Company follows a policy of repurchasing stock to limit growth in issued and outstanding shares as a result of stock option exercises.  The increase in cash used in financing activities during the first quarter of 2007 compared with the same period in 2006 is primarily the result of this policy.  This increase was offset by a $10 million increase in the excess tax benefits received by the Company from the exercise of certain employee stock options during the first quarter of 2007 when compared to the same period in 2006.

At March 31, 2007, working capital was $666 million, including cash and short-term investments of $577 million.  The Company had no long-term debt at March 31, 2007.

The Company maintains international and domestic unsecured bank lines of credit.   At March 31, 2007, the United States facility totaled $50 million and international bank lines of credit, excluding the U.K. bank facility, totaled $18 million.  In addition, the Company maintains a bank facility with its U.K. bank for $14 million which is available for issuances of standby letters of credit.  At March 31, 2007, the Company had $224 outstanding on these lines of credit and was contingently liable for $64 million from standby letters of credit and guarantees related to these lines of credit and other obligations.  The guarantees relate to obligations of the

Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation.  The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At March 31, 2007, cash and cash equivalent balances of $402 million were held by the Company’s non-United States subsidiaries, of which $61 million was held in banks in the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% weakening of the U.S. dollar, throughout the three months ended March 31, 2007, would have had the effect of raising operating income approximately $7 million.  An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $6 million.  This analysis does not take in to account changes in shipping patterns based upon this hypothetical currency fluctuation.  For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

As of March 31, 2007, the Company had approximately $3 million of net unsettled intercompany transactions.  The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely.  Any such hedging activity during the three months ended March 31, 2007, was insignificant.  The Company had no foreign currency derivatives outstanding at March 31, 2007 and 2006.  The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings.  The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At March 31, 2007, the Company had cash and cash equivalents and short-term investments of $577 million, of which $419 million was invested at various short-term market interest rates.  The Company had short-term borrowings of $224 at March 31, 2007.  A hypothetical change in the interest rate of 10% would not have a significant impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure in the first quarter of 2007.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the report on Form 10-K filed on or about March 1, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2007	—	$—	—	17,719,782
February 1-28, 2007	166,050	44.87	166,050	18,847,090
March 1-31, 2007	1,451,172	44.76	1,451,172	17,675,707
Total	1,617,222	$44.77	1,617,222	17,675,707

In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan.  This plan was amended in February 2001 to increase the authorization to repurchase up to 20 million shares of the Company’s common stock.  This authorization has no expiration date.  This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995.  In the first quarter of 2007, 268,583 shares were repurchased under the Non-Discretionary Stock Repurchase Plan.

In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200 million shares of common stock.  The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases.  This authorization has no expiration date.  This plan was announced on November 13, 2001.  In the first quarter of 2007, 1,348,639 shares were repurchased under the Discretionary Stock Repurchase Plan.  These discretionary repurchases were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises.

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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

May 10, 2007	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer
(Principal Executive Officer)

May 10, 2007	/s/ R. JORDAN GATES
R. Jordan Gates, Executive Vice President- Chief Financial Officer
(Principal Financial and Accounting Officer)

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Form 10-Q Index and Exhibits

March 31, 2007

Exhibit Number	Description

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of theSarbanes-Oxley Act of 2002