Form 10-Q
period 2007-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2007-08-09
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

At August 6, 2007, the number of shares outstanding of the issuer’s Common Stock was 213,122,438.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share data)

(Unaudited)

	June 30, 2007	December 31, 2006
Assets

Current assets:
Cash and cash equivalents	$575,042	$511,358
Short-term investments	466	578
Accounts receivable, less allowance for doubtful accounts of $13,388 at June 30, 2007 and $13,454 at December 31, 2006	829,202	811,486
Deferred Federal and state income taxes	7,613	7,490
Other current assets	25,438	10,925

Total current assets	1,437,761	1,341,837

Property and equipment, less accumulated depreciation and amortization of $197,259 at June 30, 2007 and $178,695 at December 31, 2006	455,639	450,856
Goodwill, less accumulated amortization of $765 at June 30, 2007 and December 31, 2006	7,927	7,927
Other intangibles, net	6,853	7,584
Other assets, net	29,081	14,134

	$1,937,261	$1,822,338

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term borrowings	213	—
Accounts payable	583,632	544,028
Accrued expenses, primarily salaries and related costs	148,602	122,081
Federal, state and foreign income taxes	30,821	43,036

Total current liabilities	763,268	709,145

Deferred Federal and state income taxes	42,463	26,743

Minority interest	16,497	16,515

Shareholders’ equity:
Preferred stock, par value $.01 per share
Authorized 2,000,000 shares; none issued		—

Common stock, par value $.01 per share
Authorized 320,000,000 shares; issued and outstanding 212,995,326 shares at June 30, 2007, and 213,080,466 shares at December 31, 2006	2,130	2,131
Additional paid-in capital	63,581	119,582
Retained earnings	1,028,933	934,058
Accumulated other comprehensive income	20,389	14,164

Total shareholders’ equity	1,115,033	1,069,935

Commitments and contingencies

	$1,937,261	$1,822,338

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings
(In thousands, except share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenues:
Airfreight	$564,471	$545,273	$1,081,676	$1,036,271
Ocean freight and ocean services	450,431	380,280	825,633	724,939
Customs brokerage and other services	243,716	205,888	470,255	396,768

Total revenues	1,258,618	1,131,441	2,377,564	2,157,978

Operating expenses:
Airfreight consolidation	437,446	429,976	827,090	810,557
Ocean freight consolidation	364,917	300,780	663,808	571,659
Customs brokerage and other services	101,681	84,998	197,956	161,933
Salaries and related costs	197,393	172,453	380,154	333,427
Rent and occupancy costs	15,744	15,489	32,411	31,157
Depreciation and amortization	10,275	8,626	19,850	16,679
Selling and promotion	9,581	8,957	18,677	16,914
Other	19,843	21,359	41,355	41,448

Total operating expenses	1,156,880	1,042,638	2,181,301	1,983,774

Operating income	101,738	88,803	196,263	174,204

Interest expense	118	(10)	104	(37)
Interest income	5,531	4,390	10,750	8,664
Other, net	1,675	465	2,430	2,132

Other income, net	7,324	4,845	13,284	10,759

Earnings before income taxes and minority interest	109,062	93,648	209,547	184,963
Income tax expense	43,315	35,503	84,475	72,555

Net earnings before minority interest	65,747	58,145	125,072	112,408

Minority interest	(258)	(1,816)	(295)	(3,727)

Net earnings	$65,489	$56,329	$124,777	$108,681

Diluted earnings per share	$.30	$.25	$.56	$.49

Basic earnings per share	$.31	$.26	$.58	$.51

Dividends declared and paid per common share	$.14	$.11	$.14	$.11

Weighted average diluted shares outstanding	221,716,414	224,374,720	222,283,372	224,051,286

Weighted average basic shares outstanding	213,251,710	213,725,395	213,339,478	213,574,773

See accompanying notes to condensed consolidated financial statements.

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Operating activities:
Net earnings	$65,489	$56,329	$124,777	$108,681
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	(869)	647	(355)	493
Deferred income tax expense	6,772	6,309	12,240	12,589
Excess tax benefits from stock plans	(5,291)	(14,973)	(21,623)	(21,008)
Stock compensation expense	12,043	9,418	23,503	17,816
Depreciation and amortization	10,275	8,626	19,850	16,679
Gain on sale of property and equipment	(79)	(68)	(202)	(215)
Minority interest in earnings of consolidated entities	258	1,816	295	3,727
Other	354	787	688	1,861
Changes in operating assets and liabilities:
Increase in accounts receivable	(70,962)	(49,838)	(13,261)	(28,999)
Decrease (increase) in other current assets	173	(1,299)	(504)	(1,772)
Increase in accounts payable and other current liabilities	76,080	40,164	62,445	69,016
(Decrease) increase in income taxes payable, net	(7,311)	(2,340)	(4,842)	14,843

Net cash provided by operating activities	86,932	55,578	203,011	193,711

Investing activities:
(Increase) decrease in short-term investments	76	(275)	162	(283)
Purchase of property and equipment	(12,904)	(100,334)	(26,342)	(121,833)
Proceeds from sale of property and equipment	119	87	498	265
Prepayment on long-term land lease	(2,848)	—	(2,848)	—
Deposit on building purchase	(5,056)	—	(5,056)	—
Other	(1,188)	692	(1,528)	486

Net cash used in investing activities	(21,801)	(99,830)	(35,114)	(121,365)

Financing activities:
Proceeds (repayments) of short-term debt, net	(17)	—	203	—
Proceeds from issuance of common stock	12,602	20,513	27,868	26,020
Repurchases of common stock	(56,597)	(86,669)	(128,995)	(113,628)
Excess tax benefits from stock plans	5,291	14,973	21,623	21,008
Dividends paid	(29,902)	(23,575)	(29,902)	(23,576)
Net distributions to minority interest	(316)	—	(316)	—

Net cash used in financing activities	(68,939)	(74,758)	(109,519)	(90,176)

Effect of exchange rate changes on cash	2,034	6,016	5,306	8,630

(Decrease) increase in cash and cash equivalents	(1,774)	(112,994)	63,684	(9,200)
Cash and cash equivalents at beginning of period	576,816	567,688	511,358	463,894
Cash and cash equivalents at end of period	$575,042	$454,694	$575,042	$454,694

Interest and taxes paid:
Interest	$127	$8	$138	$32
Income taxes	41,279	30,376	74,312	43,051

See accompanying notes to condensed consolidated financial statements.

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about March 1, 2007.

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

The components of total comprehensive income for interim periods are presented in the following table:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006

Net earnings	$65,489	$56,329	$124,777	$108,681

Foreign currency translation adjustments net of tax of $(2,456) and $(2,586) for the 3 months ended June 30, 2007 and 2006, and $(3,352) and $(3,732) for the 6 months ended June 30, 2007 and 2006.	4,562	4,802	6,226	6,930
Unrealized gain (loss) on securities net of tax of $(12) and $9 for the 3 months ended June 30, 2007 and 2006, and $1 and $52 for the 6 months ended June 30, 2007 and 2006.	18	(13)	(1)	(33)

Total comprehensive income	$70,069	$61,118	$131,002	$115,578

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

Financial information regarding the Company’s operations by geographic area for the three and six-months ended June 30, 2007 and 2006 are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	ASIA	EUROPE	AUSTRAL- ASIA	LATIN AMERICA	MIDDLE EAST	ELIMI- NATIONS	CONSOLI- DATED
Three months ended June 30, 2007:

Revenues from unaffiliated customers	$260,796	32,765	710,104	162,100	17,057	19,377	56,419	—	1,258,618
Transfers between geographic areas	25,856	1,989	4,470	8,172	1,853	3,078	3,340	(48,758)	—

Total revenues	$286,652	34,754	714,574	170,272	18,910	22,455	59,759	(48,758)	1,258,618

Net revenues	$143,206	15,377	100,479	58,600	9,812	10,950	16,150	—	354,574
Operating income	$31,459	2,941	46,587	11,951	2,658	2,354	3,788	—	101,738
Identifiable assets at quarter end	$893,335	69,599	431,106	395,022	30,617	37,310	82,642	(2,370)	1,937,261
Capital expenditures	$7,843	688	1,188	2,141	198	267	579	—	12,904
Depreciation and amortization	$5,304	331	1,222	2,393	225	417	383	—	10,275
Equity	$1,256,503	32,692	326,036	134,925	20,114	19,571	39,555	(714,363)	1,115,033

Three months ended June 30, 2006:

Revenues from unaffiliated customers	$232,275	30,254	629,016	156,268	13,435	16,801	53,392	—	1,131,441
Transfers between geographic areas	27,485	1,962	4,171	7,900	1,621	2,111	2,680	(47,930)	—

Total revenues	$259,760	32,216	633,187	164,168	15,056	18,912	56,072	(47,930)	1,131,441

Net revenues	$128,278	15,871	88,945	53,330	8,024	8,287	12,952	—	315,687
Operating income	$27,659	3,864	40,855	10,051	2,127	1,665	2,582	—	88,803
Identifiable assets at quarter end	$839,926	57,363	369,930	329,676	22,431	32,241	58,371	5,612	1,715,550
Capital expenditures	$91,578	198	4,467	3,096	109	468	418	—	100,334
Depreciation and amortization	$4,417	345	1,210	1,729	189	382	354	—	8,626
Equity	$1,106,283	24,124	276,872	95,304	14,245	13,256	25,951	(586,434)	969,601

Six months ended June 30, 2007:

Revenues from unaffiliated customers	$506,521	60,851	1,312,135	318,479	31,840	38,748	108,990	—	2,377,564
Transfers between geographic areas	48,354	3,967	8,450	15,933	3,550	5,584	6,763	(92,601)	—

Total revenues	$554,875	64,818	1,320,585	334,412	35,390	44,332	115,753	(92,601)	2,377,564

Net revenues	$278,673	30,077	193,632	114,627	18,739	20,745	32,217	—	688,710
Operating income	$59,522	5,670	91,471	22,102	5,062	4,406	8,030	—	196,263
Identifiable assets at period end	$893,335	69,599	431,106	395,022	30,617	37,310	82,642	(2,370)	1,937,261
Capital expenditures	$16,548	1,012	2,521	3,526	892	762	1,081	—	26,342
Depreciation and amortization	$10,473	662	2,597	4,130	425	817	746	—	19,850
Equity	$1,256,503	32,692	326,036	134,925	20,114	19,571	39,555	(714,363)	1,115,033

Six months ended June 30, 2006:

Revenues from unaffiliated customers	$453,442	58,635	1,185,711	296,633	25,788	32,910	104,859	—	2,157,978
Transfers between geographic areas	52,927	3,692	7,854	15,225	3,030	4,004	5,062	(91,794)	—

Total revenues	$506,369	62,327	1,193,565	311,858	28,818	36,914	109,921	(91,794)	2,157,978

Net revenues	$255,922	30,553	169,694	101,933	15,424	15,474	24,829	—	613,829
Operating income	$52,227	7,203	82,139	20,624	4,108	2,939	4,964	—	174,204
Identifiable assets at period end	$839,926	57,363	369,930	329,676	22,431	32,241	58,371	5,612	1,715,550
Capital expenditures	$108,764	295	7,221	3,810	346	791	606	—	121,833
Depreciation and amortization	$8,485	696	2,400	3,265	387	747	699	—	16,679
Equity	$1,106,283	24,124	276,872	95,304	14,245	13,256	25,951	(586,434)	969,601

Note 4.  Basic and Diluted Earnings per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share for the three months and six-months ended June 30, 2007 and 2006:

	Three months ended June 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2007

Basic earnings per share	$65,489	213,251,710	$.31
Effect of dilutive potential common shares	—	8,464,704	—

Diluted earnings per share	$65,489	221,716,414	$.30

2006

Basic earnings per share	$56,329	213,725,395	$.26
Effect of dilutive potential common shares	—	10,649,325	—

Diluted earnings per share	$56,329	224,374,720	$.25

	Six months ended June 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2007

Basic earnings per share	$124,777	213,339,478	$.58
Effect of dilutive potential common shares	—	8,943,894	—

Diluted earnings per share	$124,777	222,283,372	$.56

2006

Basic earnings per share	$108,681	213,574,773	$.51
Effect of dilutive potential common shares	—	10,476,513	—

Diluted earnings per share	$108,681	224,051,286	$.49

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Shares	4,852,570	128,000	3,035,010	128,000

Note 5. Stock and Cash Dividends

On May 3, 2007, the Board of Directors declared a semi-annual cash dividend of $.14 per share payable on June 15, 2007 to shareholders of record as of June 1, 2007.  The dividend of $30 million was paid on June 15, 2007.

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

Note 6.  Shareholders’ Equity

A.  Stock Option Plans and Stock Purchase Plan

The Company provides compensation benefits by granting stock options to its employees and directors and employee stock purchase rights to its employees. In accordance with SFAS No. 123R, “Share-Based Payment” (SFAS 123R) the Company recognizes compensation expense based on the estimated fair value of options awarded under its fixed stock option and employee stock purchase rights plans.  The stock compensation expense is recognized on a straight-line basis over the period stock options become vested.  The Company’s annual grant of option awards generally takes place during the second quarter of each fiscal year. For the three and six-month periods ended June 30, 2007 and 2006, 1,930,510 and 3,109,000 options were granted, respectively. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are generally made in the third quarter of each fiscal year and none were issued in the three and six-month periods ended June 30, 2007 and 2006.

The fair value of each option grant was estimated on the date of grant using the Black –Scholes option pricing model with the following assumptions used for grants issued during the six months ended June 30, 2007 and 2006.

	Six months ended June 30,
	2007	2006
Dividend yield	.65%	.51%
Volatility	35 — 41%	41 — 43%
Risk-free interest rates	4.69 — 4.75%	5.03 — 5.11%
Expected life (years) — stock option plans	6.54 — 8.70	7.21 — 8.89
Weighted average fair value of stock options granted during the period	$18.49	$22.69

Total stock compensation expense and the total related tax benefit recognized in the three and six-months ended June 30, 2007 and 2006 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Stock compensation expense	$12,043	$9,418	$23,503	$17,816

Recognized tax benefit	$482	$317	$1,070	$838

Note 7.  Income Taxes

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), supplemented by FASB Financial Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” issued May 2, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). The interpretation establishes guidelines for recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The adoption of FIN 48 had no material impact on the Company’s consolidated financial condition or results of operations.

Based on management’s review of the Company’s tax positions the Company had no significant unrecognized tax benefits as of June 30, 2007 and January 1, 2007.

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

Amounts accrued for the payment of interest and penalties were insignificant at the date of adoption of FIN 48.  Accordingly, any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the three and six months ended June 30, 2007 and 2006.

Note 8. Recent Accounting Pronouncements

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

EXECUTIVE SUMMARY

Expeditors International of Washington, Inc. is engaged in the business of global logistics management, including international freight forwarding and consolidation, for both air and ocean freight.  The Company acts as a customs broker in its domestic and many of its international operating offices.  The Company also provides additional services for its customers including value-added distribution, purchase order management, vendor consolidation and other logistics solutions.  The Company does not compete for overnight courier or small parcel business.  The Company does not own or operate aircraft or steamships.

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

As described in Note 6 in the condensed consolidated financial statements in this quarterly report, the Company accounts for share-based compensation in accordance with SFAS 123R. This accounting standard requires the recognition of compensation expense based on an estimate of the fair value of options granted to employees and directors under the Company’s stock option and employee stock purchase plans.

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

The Company uses the Black-Scholes model for estimating the fair value of stock options.  Refer to Note 6 in the condensed consolidated financial statements for the assumptions used for grants issued during the six months ended June 30, 2007 and 2006.  The assumptions used by the Company for estimating the fair value of options granted under SFAS 123R were developed on a basis consistent with assumptions used for valuing previous grants.

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

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three and six-month periods ended June 30, 2007 and 2006, expressed as percentages of net revenues.  Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended June 30,				Six months ended June 30,
	2007		2006		2007		2006
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)

Net revenues:
Airfreight	$127,025	36%	$115,297	37%	$254,586	37%	$225,714	37%
Ocean freight and ocean services	85,514	24	79,500	25	161,825	23	153,280	25
Customs brokerage and other services	142,035	40	120,890	38	272,299	40	234,835	38

Net revenues	354,574	100	315,687	100	688,710	100	613,829	100

Overhead expenses:
Salaries and related costs	197,393	56	172,453	55	380,154	55	333,427	55
Other	55,443	16	54,431	17	112,293	17	106,198	17

Total overhead expenses	252,836	72	226,884	72	492,447	72	439,625	72

Operating income	101,738	28	88,803	28	196,263	28	174,204	28
Other income, net	7,324	2	4,845	2	13,284	2	10,759	2

Earnings before income taxes and minority interest	109,062	30	93,648	30	209,547	30	184,963	30
Income tax expense	43,315	12	35,503	11	84,475	12	72,555	12

Net earnings before minority interest	65,747	18	58,145	19	125,072	18	112,408	18
Minority interest	(258)	—	(1,816)	(1)	(295)	—	(3,727)	—

Net earnings	$65,489	18%	$56,329	18%	$124,777	18%	$108,681	18%

Airfreight net revenues increased 10% and 13% for the three and six-month periods ended June 30, 2007, respectively, as compared with the same periods for 2006.  The increase in airfreight net revenues for the three month period was due to a 4% increase in airfreight tonnages handled by the Company during the second quarter of 2007 and a 136 basis point yield expansion (a 6% increase), as compared with the same period of 2006.  The increase in airfreight net revenues for the six-month period was due to a 5% increase in airfreight tonnage and a 176 basis point yield expansion (an 8% increase), as compared with the same period of 2006.

The Company’s North American airfreight net revenues increased 1% for the three months ended June 30, 2007, as compared to the same period for 2006.  Airfreight net revenues for Asia and for the Middle East/Indian subcontinent increased 20% and 18%, respectively, for the three month comparative periods.  For the same three month period there was no appreciable change in European airfreight net revenues.  The increase in Asia is primarily the result of yield increases of 13% combined with tonnage increases of 7%.  The increase in the Middle East/Indian subcontinent is primarily the result of yield increases of 16% partially offset by tonnage decreases of 6%.

For the six months ended June 30, 2007, as compared with the same period for 2006, the Company’s North American airfreight net revenues increased 7% while airfreight net revenues for Asia, for Europe and for the Middle East/Indian subcontinent increased 20%, 3% and 19%, respectively.  The increase in North America is primarily the result of tonnage increases of 6%.  The increase in Asia is primarily the result of yield increases of 13% combined with tonnage increases of 7%.  The increase in the Middle East/Indian subcontinent is primarily the result of yield increases of 19% partially offset by tonnage decreases of 11%.

Ocean freight volumes, measured in terms of forty-foot container equivalent units (FEUs), increased 19% for the three-month period ended June 30, 2007, as compared with the same period for 2006 while ocean freight and ocean services net revenues increased 8% during the same period.  The difference between these two rates is a result of a year-over-year decrease in ocean freight yields which were partially offset by year-over-year increases in the Company’s fee-based order management and ocean forwarding business.  The primary reason for the decline in ocean freight yields was due to direct carrier cost increases that market conditions would not allow to be passed on in a timely manner.  For the six-month period ended June 30, 2007, as compared with the same period for 2006, FEU count increased 16% while ocean freight and ocean services net revenues increased 6% during the same period.  The difference in these two rates is attributable to the same dynamics as described for the three-month period.

The Company’s North American ocean freight net revenues increased approximately 2% and 1% for the three and six-month periods ended June 30, 2007, respectively, as compared with the same periods for 2006. This was due to an increase in container traffic, primarily from Asia despite rising carrier costs as discussed above.  Increases in order management and ocean forwarding business, were a result of continued marketing efforts and customer service initiatives.  Ocean freight net revenues for Asia and for Europe increased 8% and 7%, respectively, for the three months ended June 30, 2007, and 3% and 10%, respectively, for the six months ended June 30, 2007, as compared with the same periods for 2006.  These increases were also a result of continued marketing efforts and customer service initiatives.

Customs brokerage and other services net revenues increased 17% and 16% for the three and six-month periods ended June 30, 2007, respectively, as compared with the same periods for 2006 as a result of the Company’s continued focus on providing high quality customer service.  Consolidation within the customs brokerage market has also contributed to this increase as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program.  In addition, increased emphasis on regulatory compliance continues to benefit the Company’s customs brokerage offerings.

Salaries and related costs increased 14% during the three and six-month periods ended June 30, 2007, as compared with the same periods in 2006 as a result of (1) the Company’s increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels.

The effect of including stock-based compensation expense in salaries and related costs for the three and six months ended June 30, 2007 and 2006 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006

Salaries and related costs	$197,393	$172,453	$380,154	$333,427

As a % of net revenue	55.7%	54.6%	55.2%	54.3%

Stock compensation expense	$12,043	$9,418	$23,503	$17,816

As a % of salaries and related costs	6.1%	5.5%	6.2%	5.3%

As a % of net revenue	3.4%	3.0%	3.4%	2.9%

Of the 104 and 88 basis point increase in salaries and related costs as a percentage of net revenue for the three and six-month periods ended June 30, 2007, respectively, as compared with the same periods for 2006, 41 and 51 basis points, respectively, are the result of the increase in stock compensation expense as a percentage of net revenue.

The remaining 63 and 37 basis point increase in salaries and related costs as a percentage of net revenue for the three and six-month periods ended June 30, 2007, respectively, as compared to the same period for 2006, can be attributed to increased staffing levels in anticipation of increased business volumes in the second half of the year.  Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits.  Management believes that the growth in revenues, net revenues and net earnings for the three and six-month periods ended June 30, 2007 are a result of the incentives inherent in the Company’s compensation program.

Other overhead expenses increased 2% and 6% for the three and six-month periods ended June 30, 2007, as compared with the same periods in 2006 as communications expense, quality and training expenses, and other costs expanded to accommodate the Company’s growing operations.  Other overhead expenses as a percentage of net revenues remained relatively constant for the three and six-month periods ended June 30, 2007, respectively, as compared with the same periods in 2006.

Other income, net, increased 51% and 23% for the three and six-month periods ended June 30, 2007, as compared with the same periods in 2006.  Due to higher interest rates on higher average cash balances and short-term investments during the three and six months ended June 30, 2007, as compared with the same periods for 2006, interest income increased $1 million and $2 million, respectively.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations.  The Company’s consolidated effective income tax rate during the three-month period ended June 30, 2007, was 39.7% as compared to 37.9% for the same period in 2006.  The Company’s consolidated effective income tax rate for the six month periods ended June 30, 2007 and 2006 was 40.3% and 39.2%, respectively.  Although a tax benefit related to stock-based compensation expense is recorded for non-qualified stock options at the time the related compensation expense is recognized, the tax benefit received for disqualifying dispositions of incentive stock options cannot be anticipated.  The higher consolidated effective income tax rate during the three and six-month periods ended June 30, 2007, as compared to the same periods in 2006, is partially the result of a larger tax benefit received for disqualifying dispositions of incentive stock options occurring during the second quarter of 2006 compared to 2007.

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

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents.  The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely or the short-term financial outlook is such that hedging is the way to avoid short-term exchange losses.  Any such hedging activity during the three and six months ended June 30, 2007 and 2006 was insignificant.  For the three and six months ended June 30, 2007, the Company had foreign exchange gains of approximately $1,407 and $1,297, respectively, on a net basis.  For the same periods of 2006, respectively, the Company had foreign exchange losses of approximately $246 and foreign exchange gains of approximately $803, respectively, on a net basis.  The Company had no foreign currency derivatives outstanding at June 30, 2007 and 2006.

Sources of Growth

During the second quarter of 2007, the Company opened one satellite office in the United States, in Knoxville, Tennessee.

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

Internal Growth - Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year.   The table below presents “same store” comparisons for the three and six-months ended June 30, 2007 (which is the measure of any increase from the same period of 2006) and for the three and six-months ended June 30, 2006 (which measures growth over 2005).

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006

Net revenue	12%	25%	12%	26%
Operating income	15%	51%	13%	59%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities.  Net cash provided by operating activities for the three and six months ended June 30, 2007, was $87 million and $203 million, as compared with $56 million and $194 million for the same periods of 2006.  The $31 million increase for the three months ended June 30, 2007, is primarily due to increased net earnings and a favorable swing in the timing of receipts and disbursements represented by accounts receivable and accounts payable balances.  The $9 million increase for the six months ended June 30, 2007, is principally due to increased net earnings offset by a decrease in taxes payable, net of prepaid taxes.

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

Cash used in investing activities for the three and six months ended June 30, 2007, was $22 million and $35 million, as compared with $100 million and $121 million during the same periods of 2006.  The largest use of cash in investing activities is cash paid for capital expenditures.  As a non-asset based provider of integrated logistics services, the Company does not own any physical means of transportation (i.e., airplanes, ships, trucks, etc.).  However, the Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight.  The Company routinely invests in technology, office furniture and equipment and leasehold improvements.  In the second quarter of 2007, the Company made capital expenditures of $13 million as compared with $100 million for the same period in 2006.  The Company currently expects to spend approximately $43 million for routine capital expenditures in 2007.  In addition to property and equipment, normal capital expenditures include leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures.  Total capital expenditures in 2007 are estimated to be $106 million. This includes normal capital expenditures as noted above, plus additional real estate acquisitions and development.  In April 2007, the Company signed a commitment to purchase 48,300 square feet of office space in Kowloon, Hong Kong.  The transaction closed in July 2007 for approximately $34 million (HK$263 million).  The Company expects to finance capital expenditures in 2007 with cash.

Cash used in financing activities during the three and six months ended June 30, 2007 were $69 million and $110 million as compared with $75 million and $90 million for each of the same periods in 2006.  The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market.  The Company follows a policy of repurchasing stock to limit growth in issued and outstanding shares as a result of stock option exercises.  The increase in cash used in financing activities during the three and six months ended June 30, 2007 as compared with the same periods in 2006 is primarily the result of this policy.  During the three months ended June 30, 2007 and 2006, the net use of cash in financing activities included the payment of dividends of $.14 per share and $.11 per share, respectively.

At June 30, 2007, working capital was $674 million, including cash and short-term investments of $576 million.  The Company had no long-term debt at June 30, 2007.

The Company maintains international and domestic unsecured bank lines of credit.   At June 30, 2007, the United States facility totaled $50 million and international bank lines of credit, excluding the U. K. bank facility, totaled $17 million.  In addition, the Company maintains a bank facility with its U.K. bank for $14 million which is available for issuances of standby letters of credit.  At June 30, 2007 the Company had no amounts outstanding on these lines of credit but was contingently liable for $65 million from standby letters of credit and guarantees related to these lines of credit and other obligations.  The guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At June 30, 2007, cash and cash equivalent balances of $450 million were held by the Company’s non-U.S. subsidiaries, of which $104 million was held in banks in the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% weakening of the U.S. dollar, throughout the six-months ended June 30, 2007, would have had the effect of raising operating income approximately $16 million.  An average 10% strengthening of the U.S. dollar, for the same period, would have had the effect of reducing operating income approximately $13 million.  This analysis does not take in to account changes in shipping patterns based upon this hypothetical currency fluctuation.  For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

At June 30, 2007, the Company had approximately $3 million of net unsettled intercompany transactions.  The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the three and six months ended June 30, 2007, was insignificant. The Company had no foreign currency derivatives outstanding at June 30, 2007 and 2006.  The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings.  The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At June 30, 2007, the Company had cash and cash equivalents and short-term investments of $576 million, the vast majority of which is subject to variable short-term interest rates.  The Company had $213 in short-term borrowings at June 30, 2007.  A hypothetical change in the interest rate of 10% would not have a significant impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure in the second quarter of 2007.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the report on Form 10-K filed on or about March 1, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2007	365,345	$41.79	365,345	17,319,454
May 1-31, 2007	125,427	44.99	125,427	17,749,109
June 1-30, 2007	832,764	42.85	832,764	16,936,685
Total	1,323,536	$42.76	1,323,536	16,936,685

In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan.  This plan was amended in February 2001 to increase the authorization to repurchase up to 20 million shares of the Company’s common stock.  This authorization has no expiration date.  This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995.  In the second quarter of 2007, 382,585 shares were repurchased under the Non-Discretionary Stock Repurchase Plan.

In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200 million shares of common stock.  The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases.  This authorization has no expiration date.  This plan was announced on November 13, 2001.  In the second quarter of 2007, 940,951 shares were repurchased under the Discretionary Stock Repurchase Plan.  These discretionary repurchases were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)           The annual meeting of the Shareholders was held on May 2, 2007.

(b)           The following directors were elected to the Board of Directors to serve a term of one year and until their successors are elected and qualified:

	For	Withheld

P.J. Rose	181,614,156	5,767,072
J.L.K. Wang	180,844,021	6,537,207
R.J. Gates	165,924,368	21,456,860
J.J. Casey	166,783,914	20,597,314
D.P. Kourkoumelis	182,416,964	4,964,264
M.J. Malone	185,480,747	1,900,481
J.W. Meisenbach	182,407,728	4,973,500

		For	Against	Abstain	Non-Vote

(c)	Adoption of the 2007 Stock Option Plan	111,382,415	56,140,520	277,700	19,580,594

		For	Against	Abstain	Non-Vote

(d)	Amendment of the 2002 Employee Stock Purchase Plan	166,331,548	1,302,866	166,219	19,580,594

		For	Against	Abstain	Non-Vote

(e)	Ratification of KPMG LLP as the Company’s Independent Auditor Selection	186,879,084	443,524	58,620	—

		For	Against	Abstain	Non-Vote

(f)	Shareholder proposal to amend the Company’s existing equal opportunity policy	73,592,113	89,350,968	4,857,552	19,580,594

Item 5.  Other Information

(a)                                  The Company’s bylaws were amended by the Board of Directors on May 2, 2007 and were further amended on August 6, 2007. The Company’s Amended and Restated Bylaws are filed as Exhibit 3.2 to this Form 10-Q.

(b)           Not applicable.

Item 6. Exhibits

Exhibit Number	Description

Exhibit 3.2	The Company’s Amended and Restated Bylaws.

Exhibit 10.39.1	Amendment to the Amended 1993 Directors’ Non-Qualified Stock Option Plan.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

August 9, 2007	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer
(Principal Executive Officer)

August 9, 2007	/s/ R. JORDAN GATES
R. Jordan Gates, Executive Vice President-Chief Financial Officer
(Principal Financial and Accounting Officer)

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Form 10-Q Index and Exhibits

June 30, 2007

Exhibit Number	Description

3.2	The Company’s Amended and Restated Bylaws.

10.39.1	Amendment to the Amended 1993 Directors’ Non-Qualified Stock Option Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.