Form 10-Q
period 2007-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2007-11-09
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

                At November 6, 2007, the number of shares outstanding of the issuer’s Common Stock was 213,109,823.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2007	December 31, 2006
Assets

Current assets:
Cash and cash equivalents	$557,182	$511,358
Short-term investments	441	578
Accounts receivable, less allowance for doubtful accounts of $14,338 at September 30, 2007 and $13,454 at December 31, 2006	984,092	811,486
Deferred Federal and state income taxes	7,760	7,490
Other current assets	21,854	10,925

Total current assets	1,571,329	1,341,837

Property and equipment, less accumulated depreciation and amortization of $207,100 at September 30, 2007 and $178,695 at December 31, 2006	497,768	449,247
Goodwill, less accumulated amortization of $765 at September 30, 2007 and December 31, 2006	7,927	7,927
Other intangibles, net	8,141	7,584
Other assets, net	20,044	15,743

	$2,105,209	$1,822,338

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	660,460	544,028
Accrued expenses, primarily salaries and related costs	146,821	122,081
Federal, state and foreign income taxes	33,739	43,036

Total current liabilities	841,020	709,145

Deferred Federal and state income taxes	60,160	26,743

Minority interest	16,696	16,515

Shareholders’ equity:
Preferred stock, par value $.01 per share
Authorized 2,000,000 shares; none issued	—	—

Common stock, par value $.01 per share
Authorized 320,000,000 shares; issued and outstanding 212,995,326 shares at September 30, 2007, and 213,080,466 shares at December 31, 2006	2,130	2,131
Additional paid-in capital	53,402	119,582
Retained earnings	1,103,253	934,058
Accumulated other comprehensive income	28,548	14,164

Total shareholders’ equity	1,187,333	1,069,935

Commitments and contingencies
	$2,105,209	$1,822,338

See accompanying notes to condensed consolidated financial statements.

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Airfreight	$629,071	$575,285	$1,710,747	$1,611,556
Ocean freight and ocean services	520,312	433,212	1,345,945	1,158,151
Customs brokerage and other services	261,642	223,163	731,897	619,931

Total revenues	1,411,025	1,231,660	3,788,589	3,389,638

Operating expenses:
Airfreight consolidation	490,880	453,246	1,317,970	1,263,803
Ocean freight consolidation	424,383	343,909	1,088,191	915,568
Customs brokerage and other services	110,952	93,230	308,908	255,163
Salaries and related costs	205,206	183,995	585,360	517,422
Rent and occupancy costs	17,751	15,814	50,162	46,971
Depreciation and amortization	9,690	9,341	29,540	26,020
Selling and promotion	8,890	8,484	27,567	25,398
Other	23,752	22,384	65,107	63,832

Total operating expenses	1,291,504	1,130,403	3,472,805	3,114,177

Operating income	119,521	101,257	315,784	275,461

Interest expense	(22)	(4)	82	(41)
Interest income	5,586	4,236	16,336	12,900
Other, net	1,038	743	3,468	2,875

Other income, net	6,602	4,975	19,886	15,734

Earnings before income taxes and minority interest	126,123	106,232	335,670	291,195
Income tax expense	51,750	47,133	136,225	119,688

Net earnings before minority interest	74,373	59,099	199,445	171,507

Minority interest	(53)	4,704	(348)	977

Net earnings	$74,320	$63,803	$199,097	$172,484

Diluted earnings per share	$.34	$.29	$.90	$.78

Basic earnings per share	$.35	$.30	$.93	$.81

Dividends declared and paid per common share	$—	$—	$.14	$.11

Weighted average diluted shares outstanding	221,649,693	221,417,053	221,993,433	220,539,975

Weighted average basic shares outstanding	213,485,465	213,524,680	213,388,675	213,557,892

See accompanying notes to condensed consolidated financial statements.

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Operating activities:
Net earnings	$74,320	$63,803	$199,097	$172,484
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	701	259	346	752
Deferred income tax expense	13,216	3,378	25,456	15,967
Excess tax benefits from stock plans	(4,149)	(1,194)	(25,772)	(22,202)
Stock compensation expense	11,206	11,813	34,709	29,629
Depreciation and amortization	9,690	9,341	29,540	26,020
Gain on sale of assets	(802)	—	(1,004)	(214)
Minority interest in earnings of consolidated entities	53	(4,704)	348	(977)
Other	369	1,640	1,057	3,500
Changes in operating assets and liabilities:
Increase in accounts receivable	(157,406)	(66,758)	(170,667)	(95,757)
Increase in other current assets	(1,821)	(2,150)	(2,325)	(3,922)
Increase in accounts payable and other current liabilities	79,108	44,290	141,553	113,306
Increase in income tax payables, net	12,029	24,960	7,187	39,803

Net cash provided by operating activities	36,514	84,678	239,525	278,389

Investing activities:
(Increase) decrease in short-term investments	26	30	188	(253)
Purchase of property and equipment	(39,650)	(9,668)	(70,833)	(129,740)
Proceeds from sale of property and equipment	131	52	414	317
Prepayment on long-term land lease	(40)	—	(2,816)	(1,761)
Other	(786)	(1,999)	(2,386)	(1,513)

Net cash used in investing activities	(40,319)	(11,585)	(75,433)	(132,950)

Financing activities:
Repayments of short-term debt, net	(203)	—	—	—
Net distributions to minority interests	—	(4,053)	(316)	(4,053)
Proceeds from issuance of common stock	31,588	19,353	59,456	45,373
Repurchases of common stock	(57,122)	(44,139)	(186,117)	(157,767)
Excess tax benefits from stock plans	4,149	1,194	25,772	22,202
Dividends paid	—	—	(29,902)	(23,576)

Net cash used in financing activities	(21,588)	(27,645)	(131,107)	(117,821)

Effect of exchange rate changes on cash	7,533	(613)	12,839	8,017

(Decrease) increase in cash and cash equivalents	(17,860)	44,835	45,824	35,635
Cash and cash equivalents at beginning of period	575,042	454,694	511,358	463,894
Cash and cash equivalents at end of period	$557,182	$499,529	$557,182	$499,529

Interest and taxes paid:
Interest	$25	$22	$163	$54
Income taxes	24,227	17,713	98,539	60,764

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

                The components of total comprehensive income for interim periods are presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Net earnings	$74,320	$63,803	$199,097	$172,484

Foreign currency translation adjustments net of tax of $(4,607) and $18 for the three months ended September 30, 2007 and 2006, and $(7,959) and $(3,714) for the nine months ended September 30, 2007 and 2006.	8,555	(33)	14,781	6,897
Unrealized loss on securities net of tax of $258 and $(14) for the three months ended September 30, 2007 and 2006, and $259 and $38 for the nine months ended September 30, 2007 and 2006.	(396)	20	(397)	(13)

Total comprehensive income	$82,479	$63,790	$213,481	$179,368

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

                Financial information regarding the Company’s operations by geographic area for the three and nine months ended September 30, 2007 and 2006 are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	ASIA	EUROPE	AUSTRAL ASIA	LATIN AMERICA	MIDDLE EAST	ELIMINATIONS	CONSOLIDATED
Three months ended September 30, 2007:

Revenues from unaffiliated customers	$273,476	36,209	825,183	174,668	18,049	20,155	63,285	—	1,411,025
Transfers between geographic areas	29,031	2,450	4,719	9,564	1,927	2,827	3,598	(54,116)	—

Total revenues	$302,507	38,659	829,902	184,232	19,976	22,982	66,883	(54,116)	1,411,025

Net revenues	$153,030	17,399	112,327	62,932	10,820	10,952	17,350	—	384,810
Operating income	$37,465	3,971	55,772	12,965	3,236	2,044	4,068	—	119,521
Identifiable assets at quarter end	$908,430	77,717	494,081	449,433	36,591	41,328	97,700	(71)	2,105,209
Capital expenditures	$4,496	304	31,058	2,095	248	194	1,255	—	39,650
Depreciation and amortization	$5,385	334	1,166	1,773	242	384	406	—	9,690
Equity	$1,330,031	36,581	375,287	150,828	23,384	21,307	44,117	(794,202)	1,187,333

Three months ended September 30, 2006:

Revenues from unaffiliated customers	$242,237	30,085	709,222	160,565	14,595	17,305	57,651	—	1,231,660
Transfers between geographic areas	29,516	2,136	4,266	8,335	1,573	2,092	3,082	(51,000)	—

Total revenues	$271,753	32,221	713,488	168,900	16,168	19,397	60,733	(51,000)	1,231,660

Net revenues	$138,747	15,251	101,202	54,412	8,403	8,388	14,872	—	341,275
Operating income	$27,313	3,718	50,380	11,998	2,311	1,546	3,991	—	101,257
Identifiable assets at quarter end	$854,409	67,458	415,273	349,654	27,506	33,518	63,802	44	1,811,664
Capital expenditures	$6,378	226	799	1,430	29	269	537	—	9,668
Depreciation and amortization	$4,976	318	1,369	1,738	197	406	337	—	9,341
Equity	$1,165,850	27,797	307,047	102,363	16,065	13,533	27,779	(638,822)	1,021,612

Nine months ended September 30, 2007:

Revenues from unaffiliated customers	$779,998	97,063	2,137,320	493,149	49,888	58,900	172,271	—	3,788,589
Transfers between geographic areas	77,383	6,414	13,168	25,495	5,478	8,414	10,364	(146,716)	—

Total revenues	$857,381	103,477	2,150,488	518,644	55,366	67,314	182,635	(146,716)	3,788,589

Net revenues	$431,702	47,476	305,960	177,560	29,559	31,698	49,565	—	1,073,520
Operating income	$96,986	9,642	147,244	35,066	8,298	6,450	12,098	—	315,784
Identifiable assets at period end	$908,430	77,717	494,081	449,433	36,591	41,328	97,700	(71)	2,105,209
Capital expenditures	$21,045	1,316	38,419	5,621	1,139	957	2,336	—	70,833
Depreciation and amortization	$15,857	997	3,763	5,903	667	1,201	1,152	—	29,540
Equity	$1,330,031	36,581	375,287	150,828	23,384	21,307	44,117	(794,202)	1,187,333

Nine months ended September 30, 2006:

Revenues from unaffiliated customers	$695,679	88,720	1,894,933	457,198	40,383	50,215	162,510	—	3,389,638
Transfers between geographic areas	82,443	5,828	12,120	23,560	4,603	6,096	8,144	(142,794)	—

Total revenues	$778,122	94,548	1,907,053	480,758	44,986	56,311	170,654	(142,794)	3,389,638

Net revenues	$394,669	45,804	270,896	156,345	23,827	23,862	39,701	—	955,104
Operating income	$80,059	10,921	132,519	32,622	6,419	4,485	8,436	—	275,461
Identifiable assets at period end	$854,409	67,458	415,273	349,654	27,506	33,518	63,802	44	1,811,664
Capital expenditures	$115,142	521	6,259	5,240	375	1,060	1,143	—	129,740
Depreciation and amortization	$13,461	1,014	3,769	5,003	584	1,153	1,036	—	26,020
Equity	$1,165,850	27,797	307,047	102,363	16,065	13,533	27,779	(638,822)	1,021,612

Note 4.  Basic and Diluted Earnings per Share

                The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share for the three months and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2007

Basic earnings per share	$74,320	213,485,465	$.35
Effect of dilutive potential common shares	—	8,164,228	—

Diluted earnings per share	$74,320	221,649,693	$.34

2006

Basic earnings per share	$63,803	213,524,680	$.30
Effect of dilutive potential common shares	—	7,892,373	—

Diluted earnings per share	$63,803	221,417,053	$.29

	Nine months ended September 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2007

Basic earnings per share	$199,097	213,388,675	$.93
Effect of dilutive potential common shares	—	8,604,758	—

Diluted earnings per share	$199,097	221,993,433	$.90

2006

Basic earnings per share	$172,484	213,557,892	$.81
Effect of dilutive potential common shares	—	6,982,083	—

Diluted earnings per share	$172,484	220,539,975	$.78

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Shares	4,828,320	128,000	4,828,320	128,000

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

                On May 3, 2006, the Board of Directors declared a 2-for-1 stock split, affected in the form of a stock dividend of one share of common stock for every share outstanding.  The stock dividend was distributed on June 23, 2006 to shareholders of record on June 9, 2006.  All share and per share information, except par value per share, has been adjusted for all years to reflect the stock split.

Note 6.  Shareholders’ Equity

A.  Stock Option Plans and Stock Purchase Plan

The Company provides compensation benefits by granting stock options to its employees and directors and employee stock purchase rights to its employees. In accordance with SFAS No. 123R, “Share-Based Payment” (SFAS 123R) the Company recognizes compensation expense based on the estimated fair value of options awarded under its fixed stock option and employee stock purchase rights plans.  The stock compensation expense is recognized on a straight-line basis over the period stock options become vested.  The Company’s annual grant of option awards generally takes place during the second quarter of each fiscal year. For the nine-month periods ended September 30, 2007 and 2006, 1,931,260 and 3,108,100 options were granted, respectively. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are generally made in the third quarter of each fiscal year. For the three and nine-month periods ended September 30, 2007 and 2006, 632,548 and 730,814 shares were issued upon exercise of purchase rights, respectively.

                The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants issued during the nine months ended September 30, 2007 and 2006:

	For the nine months ended September 30,
	2007	2006
Dividend yield	.65%	.51%
Volatility	31 - 41%	41 - 43%
Risk-free interest rates	4.69 - 4.95%	5.03 - 5.11%
Expected life (years) — stock option plans	6.15 - 8.70	7.21 - 8.89
Expected life (years) — stock purchase rights plans	1	1
Weighted average fair value of stock options granted during the period	$18.49	$22.69
Weighted average fair value of stock purchase rights granted during the period	$12.81	$13.27

                Total stock compensation expense and the total related tax benefit recognized in the three and nine months ended September 30, 2007 and 2006 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Stock compensation expense	$11,206	$11,813	$34,709	$29,629

Recognized tax benefit	$377	$582	$1,447	$1,421

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

Based on management’s review of the Company’s tax positions the Company had no significant unrecognized tax benefits as of September 30, 2007 and January 1, 2007.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2004. In October 2007, the Internal Revenue Service initiated an audit of the Company’s federal income tax return for the year 2005.  With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years prior to 2000. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. Although the outcome of tax audits is always uncertain, the

Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years.

The Company recognizes interest expense related to unrecognized tax benefits or underpayment of income taxes in interest expense and recognizes penalties in operating expenses. The Company has not changed its policy as a result of adopting FIN 48.

Amounts accrued for the payment of interest and penalties were insignificant at the date of adoption of FIN 48.  Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the three and nine months ended September 30, 2007 and 2006.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 157 beginning in the first quarter of 2008.  The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  Under the provisions of SFAS 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis.  Changes in fair value will be recognized in earnings each reporting period.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is required to and plans to adopt the provisions of SFAS 159 beginning in the first quarter of 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on the Company’s consolidated financial condition or results of operations.

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

EXECUTIVE SUMMARY

                Expeditors International of Washington, Inc. is engaged in the business of global logistics management, including international freight forwarding and consolidation, for both air and ocean freight.  The Company acts as a customs broker in its domestic operating offices, and in many of its international offices.  The Company also provides additional services for its customers including value-added distribution, purchase order management, vendor consolidation and other logistics solutions.  The Company does not compete for overnight courier or small parcel business.  The Company does not own or operate aircraft or steamships.

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

As further discussed under liquidity and capital resources, total capital expenditures in 2007 are expected to exceed $80 million.

In terms of the opportunities, challenges and risks that management is focused on in 2007, the Company operates in 61 countries throughout the world in the competitive global logistics industry and Company activities are tied directly to the global economy.  From the inception of the Company, management has believed that the elements required for a successful global service organization can only be assured through recruiting, training, and ultimately retaining superior personnel.  The Company’s greatest challenge is now and always has been perpetuating a consistent global culture which demands:

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

Refer to Note 6 in the condensed consolidated financial statements for the assumptions used for grants issued during the nine months ended September 30, 2007 and 2006.  The assumptions used by the Company for estimating the fair value of options granted under SFAS 123R were developed on a basis consistent with assumptions used for valuing previous grants.

Management believes that these assumptions are appropriate, based upon the requirements of SFAS 123R, the guidance included in SAB 107 and the company’s historical and currently expected future experience. Looking to future events, management has been strongly influenced by historical patterns which may not be valid predictors of future developments and any future deviation may be material.

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

Results of Operations

                The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three and nine-month periods ended September 30, 2007 and 2006, expressed as percentages of net revenues.  Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

                The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended September 30,				Nine months ended September 30,
	2007		2006		2007		2006
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)
Net revenues:
Airfreight	$138,191	36%	$122,039	36%	$392,777	37%	$347,753	37%
Ocean freight and ocean services	95,929	25	89,303	26	257,754	24	242,583	25
Customs brokerage and other services	150,690	39	129,933	38	422,989	39	364,768	38

Net revenues	384,810	100	341,275	100	1,073,520	100	955,104	100

Overhead expenses:
Salaries and related costs	205,206	53	183,995	54	585,360	55	517,422	54
Other	60,083	16	56,023	16	172,376	16	162,221	17

Total overhead expenses	265,289	69	240,018	70	757,736	71	679,643	71

Operating income	119,521	31	101,257	30	315,784	29	275,461	29
Other income, net	6,602	2	4,975	1	19,886	2	15,734	2

Earnings before income taxes and minority interest	126,123	32	106,232	31	335,670	31	291,195	31
Income tax expense	51,750	13	47,133	14	136,225	12	119,688	13

Net earnings before minority interest	74,373	19	59,099	17	199,445	19	171,507	18
Minority interest	(53)	—	4,704	1	(348)	—	977	—

Net earnings	$74,320	19%	$63,803	18%	$199,097	19%	$172,484	18%

Airfreight net revenues increased 13% for both the three and the nine-month periods ended September 30, 2007, as compared with the same periods for 2006.  The increase in airfreight net revenues for the three-month period was due to a 10% increase in airfreight tonnages handled by the Company during the third quarter of 2007 and a 76 basis point yield expansion (a 4% increase), as compared with the same period of 2006.  The increase in airfreight net revenues for the nine-month period was due to a 7% increase in airfreight tonnage and a 138 basis point yield expansion (a 6% increase), as compared with the same period of 2006.

The Company’s North American airfreight net revenues increased 2% for the three months ended September 30, 2007, as compared to the same period for 2006.  Airfreight net revenues for Asia, for Europe and for the Middle East/Indian subcontinent increased 21%, 12% and 8%, respectively, for the three month comparative periods.  The increase in Asia is primarily the result of yield increases of 130 basis points (a 10% increase) combined with tonnage increases of 13%.  The increase in Europe is primarily the result of yield increases of 140 basis points (a 5% increase) and tonnage increases of 2%.

For the nine months ended September 30, 2007, as compared with the same period for 2006, the Company’s North American airfreight net revenues increased 6% while airfreight net revenues for Asia, for Europe and for the Middle East/Indian subcontinent increased 21%, 6% and 15%, respectively.  The increase in North America is primarily the result of tonnage increases of 7%.  The increase in Asia is primarily the result of yield increases of 180 basis points (a 13% increase) combined with tonnage increases of 9%.

Ocean freight volumes, measured in terms of forty-foot container equivalent units (FEUs), increased 14% for the three-month period ended September 30, 2007, as compared with the same period for 2006 while ocean freight and ocean services net revenues increased 7% during the same period.  The difference between these two rates is a result of a year-over-year decrease in ocean freight yields which were partially offset by year-over-year increases in the Company’s fee-based order management and ocean forwarding business.  The primary reason for the decline in ocean freight yields was due to direct carrier cost increases that market conditions would not allow to be passed on in a timely manner.  For the nine-month period ended September 30, 2007, as compared with the same period for 2006, FEU count increased 16% while ocean freight and ocean services net revenues increased 6% during the same period.  The difference in these two rates is attributable to the same dynamics as described above for the three-month period.

The Company’s North American ocean freight net revenues increased approximately 9% and 4% for the three and nine-month periods ended September 30, 2007, respectively, as compared with the same periods for 2006. This was due to an increase in container traffic, primarily from Asia.  Increases in ocean freight net revenues were primarily a result of increases in the order management and ocean forwarding business, which were an outcome of continued marketing efforts and customer service initiatives.  Ocean freight net revenues for Asia and for Europe increased 3% and 10% for both the three and nine-month periods ended September 30, 2007, as compared with the same periods for 2006.  These increases were also a result of continued marketing efforts and customer service initiatives.

Customs brokerage and other services net revenues increased 16% for both the three and the nine-month periods ended September 30, 2007, respectively, as compared with the same periods for 2006 as a result of the Company’s continued emphasis on attracting customers by providing high quality service.  Consolidation within the customs brokerage market has also contributed to this increase as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program.  In addition, increased emphasis on regulatory compliance continues to benefit the Company’s customs brokerage offerings.

Salaries and related costs increased 12% and 13% during the three and nine-month periods ended September 30, 2007, as compared with the same periods in 2006 as a result of (1) the Company’s increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels.

The effect of including stock-based compensation expense in salaries and related costs for the three and nine months ended September 30, 2007 and 2006 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Salaries and related costs	$205,206	$183,995	$585,360	$517,422

As a % of net revenue	53.3%	53.9%	54.5%	54.2%

Stock compensation expense	$11,206	$11,813	$34,709	$29,629

As a % of salaries and related costs	5.5%	6.4%	5.9%	5.7%

As a % of net revenue	2.9%	3.5%	3.2%	3.1%

Salaries and related costs as a percentage of net revenue for the three and nine-month periods ended September 30, 2007 are comparable to the same periods for 2006. One factor affecting the comparability of stock option expense between the nine months ended September 30, 2007 and the same period of 2006 relates to the treatment of stock options granted under the Directors’ Plan.  Directors’ Plan options granted in June 2005 and prior periods, vested immediately.  Accordingly, the Black-Scholes determined fair-value compensation expense for those options was expensed entirely in June 2005, with none of that expense included in 2006.  The terms of the Directors’ Plan options issued in June 2006 and subsequent periods, was amended to require vesting over a twelve-month period.  Accordingly, the nine-month period ended September 30, 2007 includes five months of compensation expense related to the 2006 grants and four months of compensation expense related to the 2007 grants, compared to only four months of stock compensation expense related to the 2006 grants included in the nine-month period ended September 30, 2006.

Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits.  Management believes that the growth in revenues, net revenues and net earnings for the three and nine-month periods ended September 30, 2007 are a result of the incentives inherent in the Company’s compensation program.

                Other overhead expenses increased 7% and 6% for the three and nine-month periods ended September 30, 2007, as compared with the same periods in 2006 as communications expense, quality and training expenses, and other costs expanded to accommodate the Company’s growing operations.  Other overhead expenses as a percentage of net revenues remained comparable for the three and nine month periods ended September 30, 2007, respectively, as compared with the same periods in 2006.  This was primarily due to the continued achievement of cost containment objectives.

                Other income, net, increased 33% and 26% for the three and nine month periods ended September 30, 2007, as compared with the same periods in 2006.  Due to higher interest rates on higher average cash balances and short-term investments during the three and nine months ended September 30, 2007, as compared with the same periods for 2006, interest income increased $1.4 million and $3.4 million, respectively.

                During the third quarter of 2006, the Company increased its ownership percentages in various joint ventures.   As a result of finalizing these additional investments, the third quarter includes a one-time credit of $5.0 million to minority interest.

                The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations.  The Company’s consolidated effective income tax rate during the three-month period ended September 30, 2007, was 41.0% as compared to 44.4% for the same period in 2006.  The Company’s consolidated effective income tax rate during the nine-month period ended September 30, 2007 was 40.6% as compared to 41.1% for the same period in 2006.  Income tax expense for the three and nine month periods ended September 30, 2006, includes a $2.3 million true-up of estimated foreign tax credits relating to the American Jobs Creation Act.  In refining the Company’s tax credit computation, it was determined that these tax credits were no longer available.

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

                Historically, the primary competitive factors in the international logistics industry have been price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations.  The Company emphasizes quality service and believes that its prices are competitive with those of others in the industry.  Customers have exhibited a trend towards more sophisticated and efficient procedures for the management of the logistics supply chain by embracing strategies such as just-in-time inventory management.  The Company believes that this trend has resulted in customers using fewer service providers with great technological capacity and consistent global coverage.  Accordingly, sophisticated computerized customer service capabilities and a stable worldwide network have become significant factors in attracting and retaining customers.

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

                The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents.  The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely or the short-term financial outlook is such that hedging is the way to avoid short-term exchange losses.  Any such hedging activity during the three and nine months ended September 30, 2007 and 2006 was insignificant.  For the three and nine months ended September 30, 2007, the Company had foreign exchange loss of approximately $70 and foreign exchange gain of approximately $1,227, respectively, on a net basis.  For the same periods of 2006, respectively, the Company had foreign exchange gains of approximately $15 and $819, respectively, on a net basis.  The Company had no foreign currency derivatives outstanding at September 30, 2007 and 2006.

Sources of Growth

                During the third quarter of 2007, the Company opened 2 full-service offices (–) and 2 satellite offices (+), as follows:

Europe	Near/Middle East
Krakow, Poland+	Abu Dhabi, United Arab Emirates–
Maastricht, The Netherlands+	Amman, Jordan–

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

                Internal Growth - Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year.   The table below presents “same store” comparisons for the three and nine months ended September 30, 2007 (which is the measure of any increase from the same period of 2006) and for the three and nine months ended September 30, 2006 (which measures growth over 2005).

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Net revenue	13%	20%	12%	24%
Operating income	18%	30%	15%	47%

Liquidity and Capital Resources

                The Company’s principal source of liquidity is cash generated from operating activities.  Net cash provided by operating activities for the three and nine months ended September 30, 2007, was $37 million and $240 million, as compared with $85 million and $278 million for the same periods of 2006.  The $48 million decrease for the three months ended September 30, 2007 is primarily due to an increase in accounts receivable.  Business volumes were more evenly distributed in the third quarter of 2006 as compared with the same period of 2007, where a significant portion of the business occurred in late August and into the month of September.  As a result of this large spike in volume in 2007, a much higher percentage of accounts receivable was not due for collection at September 30, 2007.  The $39 million decrease for the nine months ended September 30, 2007, is principally due to increased net earnings offset by an increase in accounts receivable and a decrease in income tax payables, net.

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

                Cash used in investing activities for the three and nine months ended September 30, 2007, was $40 million and $75 million, as compared with $12 million and $133 million during the same periods of 2006.  The largest use of cash in investing activities is cash paid for capital expenditures.  As a non-asset based provider of integrated logistics services, the Company does not own any physical means of transportation (i.e., airplanes, ships, trucks, etc.).  However, the Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight.  The Company routinely invests in technology, office furniture and equipment and leasehold improvements.  In the third quarter of 2007, the Company made capital expenditures of $40 million as compared with $10 million for the same period in 2006.  The Company currently expects to spend approximately $10 million for ongoing capital expenditures in the fourth quarter of 2007.  In addition to property and equipment, ongoing capital expenditures include leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures.  Total capital expenditures in 2007 are estimated to be $80 million. This includes normal capital expenditures as noted above, plus additional real estate acquisitions and development.  During 2007, the Company completed the purchase of a 48,300 square foot office space in Kowloon, Hong Kong at a cost of $35 million (HKD 274 million).  The Company expects to finance capital expenditures in 2007 with cash.

                Cash used in financing activities during the three and nine-months ended September 30, 2007 were $22 million and $131 million as compared with $28 million and $118 million for each of the same periods in 2006.  The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market.  The Company follows a policy of repurchasing stock to limit growth in issued and outstanding shares as a result of stock option exercises.  The increase in cash used in financing activities during the three and nine months ended September 30, 2007 as compared with the same periods in 2006 is primarily the result of this policy.  During the nine months ended September 30, 2007 and 2006 the net use of cash in financing activities included the payment of dividends of $.14 per share and $.11 per share, respectively.

                At September 30, 2007, working capital was $730 million, including cash and short-term investments of $558 million.  The Company had no long-term debt at September 30, 2007.

                The Company maintains international and domestic unsecured bank lines of credit.  At September 30, 2007, the United States facility totaled $50 million and international bank lines of credit, excluding the U.K. bank facility, totaled $15 million.  In addition, the Company maintains a bank facility with its U.K. bank for $15 million which is available for short-term borrowings and issuances of standby letters of credit.  At September 30, 2007 the Company had no amounts outstanding on these lines of credit but was contingently liable for $70 million from standby letters of credit and guarantees related to these lines of credit and other obligations.  The guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

                Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

                In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At September 30, 2007, cash and cash equivalent balances of $451 million were held by the Company’s non-U.S. subsidiaries, of which $95 million was held in banks in the United States.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                The Company is exposed to market risks in the ordinary course of its business. These risks are primarily related to foreign exchange risk and changes in short-term interest rates. The potential impact of the Company’s exposure to these risks is presented below:

Foreign Exchange Risk

                The Company conducts business in many different countries and currencies. The Company’s business often results in revenue billings issued in a country and currency which differs from that where the expenses related to the service are incurred. In the ordinary course of business, the Company creates numerous inter-company transactions.  This brings a market risk to the Company’s earnings.

                Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% weakening of the U.S. dollar, throughout the nine months ended September 30, 2007, would have had the effect of raising operating income approximately $26 million.  An average 10% strengthening of the U.S. dollar, for the same period, would have had the effect of reducing operating income approximately $21 million.  This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation.  For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

                At September 30, 2007, the Company had approximately $8 million of net unsettled inter-company transactions.  The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely.  Any such hedging activity during the three and nine months ended September 30, 2007, was insignificant. The Company had no foreign currency derivatives outstanding at September 30, 2007 and 2006.  The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to inter-company billings.  The majority of inter-company billings are resolved within 30 days and inter-company billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

                At September 30, 2007, the Company had cash and cash equivalents and short-term investments of $558 million, the vast majority of which is subject to variable short-term interest rates.  The Company had no short-term borrowings at September 30, 2007.  A hypothetical change in the interest rate of 10% would not have a significant impact on the Company’s earnings.

                In management’s opinion, there has been no material change in the Company’s market risk exposure in the third quarter of 2007.

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

Changes in Internal Controls

In July 2007, the Company began implementation of an upgrade to the processing of journal entries in the accounting system. The implementation is expected to be completed in all locations in 2008. Accordingly, management has reviewed the controls affected by the system modifications and has made the appropriate changes to the Company’s internal controls. This system enhancement was undertaken to improve the efficiency of the accounting system and not in response to any identified deficiency or weakness in internal control over financial reporting.

There were no other changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

                The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s financial position or results of operations.

                On October 10, 2007, the U. S. Department of Justice (DOJ) issued a subpoena ordering the Company to produce certain information and records relating to an investigation of air cargo freight forwarders.  The Company has retained the services of a noted law firm to assist in complying with the DOJ’s subpoena. They are also assisting management in conducting a very rigorous self-review. As part of this process, the Company has met with and continues to co-operate with the DOJ.

Item 1A. Risk Factors

                There have been no material changes in the Company’s risk factors from those disclosed in the report on Form 10-K filed on or about March 1, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2007	1,236	$46.13	1,236	17,056,417
August 1-31, 2007	128,001	48.58	128,001	18,006,307
September 1-30, 2007	1,176,920	43.20	1,176,920	16,203,808
Total	1,306,157	$43.73	1,306,157	16,203,808

                In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan.  This plan was amended in February 2001 to increase the authorization to repurchase up to 20 million shares of the Company’s common stock.  This authorization has no expiration date.  This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995.  In the third quarter of 2007, 732,877 shares were repurchased under the Non-Discretionary Stock Repurchase Plan.

                In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200 million shares of common stock.  The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases.  This authorization has no expiration date.  This plan was announced on November 13, 2001.  In the third quarter of 2007, 573,280 shares were repurchased under the Discretionary Stock Repurchase Plan.  These discretionary repurchases were made to limit the growth in number of issued and outstanding shares as a result of stock option exercises.

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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

November 9, 2007	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer
(Principal Executive Officer)

November 9, 2007	/s/ R. JORDAN GATES
R. Jordan Gates, Executive Vice President-Chief Financial Officer
(Principal Financial and Accounting Officer)

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Form 10-Q Index and Exhibits

September 30, 2007

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002