Form 10-K
period 2007-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2008-02-29
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 0-13468

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1069248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1015 Third Avenue, 12th Floor, Seattle, Washington	98104
(Address of principal executive offices)	(Zip Code)

(206) 674-3400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

At June 30, 2007, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $8,664,390,065.

At February 26, 2008 the number of shares outstanding of registrant’s Common Stock was 213,147,126.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2008 Annual Meeting of Shareholders to be held on May 7, 2008 are incorporated by reference into Part III of this Form 10-K.

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

The Company, including its majority-owned subsidiaries, operates full service offices (•) in the cities identified below.  Full service offices have also been established in locations where the Company maintains unilateral control over assets and operations and where the existence of the parent-subsidiary relationship is maintained by means other than record ownership of voting stock (#).  In other cities, the Company contracts with independent agents to provide required services and has established approximately 51 such relationships world-wide.  Locations where Company employees perform sales and customer service functions are identified below as international service centers (*).  Wholly-owned locations operating under the supervision and control of another full service office are identified as satellite offices (+).  In each case, the opening date for the full service office, international service center or satellite office is set forth in parenthesis.

NORTH AMERICA

UNITED STATES	+ Detroit-Ambassador Bridge (12/96)	MEXICO	COSTA RICA
• Seattle (5/79)	+ Lewiston-Queenston (12/96)	• Mexico City (6/95)	• San Jose (10/03)
• Chicago (7/81)	• Buffalo-Peace Bridge (1/97)	• Nuevo Laredo (4/97)
• San Francisco (7/81)	• El Paso (1/97)	• Guadalajara (9/97)	GUATEMALA
• New York (11/81)	• Laredo (2/97)	• Nogales (1/99)	• Guatemala City (1/07)
• Los Angeles (5/82)	• Nogales (2/97)	• Ciudad Juarez (5/00)
• Atlanta (8/83)	• San Diego (7/97)	• Monterrey (1/05)	PERU
• Boston (11/85)	+ Rochester (10/97)	• Reynosa (6/06)	• Lima (12/05)
• Miami (3/86)	• McAllen (4/98)	+ Querétaro (9/06)
• Minneapolis (7/86)	• Pittsburgh (6/99)		VENEZUELA
• Denver (2/88)	• Savannah (3/00)	SOUTH AND CENTRAL	• Caracas (1/01)
		AMERICA	+ Maiquetía (1/01)
• Detroit (7/88)	+ Milwaukee (7/00)
• Portland (7/88)	• Kansas City (8/00)	ARGENTINA	ASIA
• Cincinnati (8/89)	• Washington, D.C. (9/00)	• Buenos Aires (1/98)
• Cleveland (7/90)	• Nashville (10/01)		BANGLADESH
• Phoenix (7/91)	+ Huntsville (12/02)	BRAZIL	• Dhaka (6/89)
• Louisville (10/91)	• Austin (2/03)	• Sao Paulo (9/95)	+ Chittagong (8/93)
• St. Louis (4/92)	• Orlando (8/03)	• Rio de Janeiro (9/95)
• Houston (4/92)	• Tampa (9/03)	• Campinas (9/95)	CAMBODIA
• Baltimore (4/92)	+ New Orleans (9/04)	+ Santos (10/97)	• Phnom Penh (4/00)
• Dallas (5/92)	+ Omaha (7/06)	• Manaus (7/00)
• Columbus (6/92)	+ Calexico (6/06)	• Porto Alegre (1/05)	PEOPLE’S REPUBLIC OF
CHINA
• Charlotte (7/92)			• Guangzhou (4/94)
• Newark (9/94)	PUERTO RICO	CHILE	• Beijing (7/94)
• Philadelphia (3/95)	• San Juan (5/95)	• Santiago (2/95)	• Dalian (7/94)
• Charleston (6/95)			• Shanghai (7/94)
• Memphis (8/95)	CANADA	COLOMBIA	• Shenzhen (7/94)
• Salt Lake City (11/95)	• Toronto (5/84)	• Bogota (12/98)	• Qingdao (7/94)
+ Syracuse (4/96)	• Vancouver (9/95)	+ Cali (12/98)	• Tianjin (7/94)
• Norfolk (9/96)	+ Windsor (6/98)	+ Medellin (7/00)	• Xi’an (7/94)
• Indianapolis (11/96)	• Montreal (4/99)		• Xiamen (7/94)
+ Port Huron-Blue Water Bridge (12/96)	• Calgary (9/04)		+ Chengdu (9/00)

• Ningbo (7/01)	VIETNAM	• Alicante (4/96)	JORDAN
+ Suzhou (9/01)	• Ho Chi Minh City (5/00)		• Amman (9/07)
+ Zhongshan (9/01)	• Hanoi (3/04)	SWEDEN
• Hangzhou (10/01)	+ Da Nang (9/05)	• Stockholm (1/94)	KUWAIT
+ Kunshan (12/01)		• Goteborg (1/94)	# Kuwait City (7/97)
+ Fuzhou (6/02)	EUROPE	+ Malmoe (3/05)
• Yantai (11/02)			LEBANON
+ Shenyang (12/02)	AUSTRIA	SWITZERLAND	• Beirut (8/99)
+ Wuhan (1/03)	• Vienna (11/95)	• Chiasso (2/01)
+ Huizhou (12/03)	+ Graz (3/06)	• Zurich (10/05)	PAKISTAN
+ Zhuhai (12/03)			• Karachi (9/96)
+ Foshan (1/04)	BELGIUM	UNITED KINGDOM	• Lahore (9/96)
• Chongqing (7/04)	• Brussels (7/90)	• London (4/86)	+ Sialkot (6/03)
• Dongguan (2/05)	+Antwerp (4/91)	• Manchester (11/88)	+ Faisalabad (5/06)
• Nanjing (3/05)		• Birmingham (3/90)	+ Islamabad (10/06)
• Macau (5/05)	THE CZECH REPUBLIC	• Glasgow (4/92)
+ Shantou (12/06)	• Prague (6/98)	• Bristol (3/97)	QATAR
		• East Midlands (1/99)	• Doha (1/07)
HONG KONG	FINLAND	+ Hull (1/00)
• Kowloon (9/81)	• Helsinki (4/94)	• Belfast (9/01)	SAUDI ARABIA
		• Aberdeen (9/05)	# Riyadh (7/92)
INDONESIA	FRANCE		# Jeddah (7/92)
• Jakarta (12/90)	• Paris (1/97)	AUSTRALASIA	# Damman (6/05)
• Surabaya (2/92)	• Mulhouse (1/97)
+ Batam (3/07)	• Lyon (1/97)	AUSTRALIA	SRI LANKA
	• Lille (3/97)	• Sydney (8/88)	• Colombo (3/95)
JAPAN	• Bordeaux (7/00)	• Melbourne (8/88)
• Tokyo (1/01)		• Brisbane (10/93)	TURKEY
• Osaka (1/01)	GERMANY	• Perth (12/94)	• Ankara (1/99)
+ Nagoya (8/03)	• Frankfurt (4/92)	• Adelaide (10/97)	• Istanbul (1/99)
	• Munich (4/92)		• Izmir (1/99)
KOREA	• Dusseldorf (4/92)	FIJI	• Mersin (1/99)
+ Pusan (10/94)	• Stuttgart (4/92)	* Nadi (7/96)	+ Adana (1/99)
• Seoul (10/94)	• Hamburg (1/93)	* Suva (5/97)
+ Bupyung (6/96)	• Nuremberg (1/01)		U.A.E.
+ Chonan (6/96)	+ Hannover (1/05)	NEW ZEALAND	• Abu Dhabi (1/94)
+ Kwangju (6/96)		• Auckland (8/88)	• Dubai (10/98)
+ Masan (6/96)	HUNGARY	+ Christchurch (10/07)
+ Taegu (6/96)	• Budapest (4/00)
		NEAR/MIDDLE EAST	CYPRUS
MALAYSIA	IRELAND		* Nicosia (6/96)
• Penang (11/87)	• Dublin (3/97)	BAHRAIN	* Larnaca (1/98)
• Kuala Lumpur (6/90)	• Cork (3/97)	• Manama (1/08)
• Johor Bahru (11/94)	• Shannon (3/97)		AFRICA
EGYPT
MARIANA ISLANDS	ITALY	• Cairo (2/95)	SOUTH AFRICA
• Saipan (7/00)	• Milan (4/93)	+ Alexandria (2/95)	• Johannesburg (3/94)
	• Verona (4/93)		• Durban (3/94)
PHILIPPINES	• Florence (3/98)	GREECE	• Capetown (1/97)
• Manila (8/98)	+ Turin (4/05)	• Athens (2/99)	+ Port Elizabeth (7/03)
+ Olongapo City (8/98)		+ Thessaloniki (2/99)	* Larnaca (1/98)
+ Cebu City (9/99)	THE NETHERLANDS
	• Amsterdam (6/94)	INDIA	MADAGASCAR
SINGAPORE	• Rotterdam (3/95)	• New Delhi (7/96)	• Antananarivo (11/01)
• Singapore (9/81)	+ Maastricht (9/07)	• Mumbai (Bombay) (1/97)
		• Bangalore (6/97)	MAURITIUS
TAIWAN	POLAND	• Chennai (Madras) (6/97)	• Port Louis (7/99)
• Taipei (9/81)	• Warsaw (2/05)	+ Jaipur (6/99)
+ Kaohsiung (9/81)	+ Krakow (8/07)	+ Cochin (4/01)
+ Taichung (9/81)		+ Hyderabad (9/01)
+ Hsin-Chu (9/89)	PORTUGAL	+ Tuticorin (11/03)
	• Lisbon (10/91)	+ Ahmedabad (1/05)
THAILAND	• Oporto (10/91)	+ Tiruppur (3/05)
• Bangkok (9/94)		+ Ludhiana (6/05)
+ Laem Chabang (8/05)	SPAIN	+ Pune (10/06)
	• Barcelona (1/94)	+ Kolkata (1/08)
	• Madrid (1/94)	+ Coimbatore (1/08)

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

Airfreight Services

Airfreight services accounted for approximately 36, 36, and 37 percent of the Company’s 2007, 2006, and 2005 consolidated revenues net of freight consolidation expenses (“net revenues”), respectively.  When performing airfreight services, the Company typically acts either as a freight consolidator or as an agent for the airline which carries the shipment.  When acting as a freight consolidator, the Company purchases cargo space from airlines on a volume basis and resells that space to its customers at lower rates than the customers could obtain directly from airlines.  When moving shipments between points where the volume of business does not facilitate consolidation, the Company receives and forwards individual shipments as the agent of the airline which carries the shipment. Whether acting as an agent or consolidator, the Company offers its customers knowledge of optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with space availability in periods of peak demand.

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

The Company estimates its average airfreight consolidation weighs approximately 3,500 pounds and a typical consolidation includes merchandise from several shippers.  Because shipment by air is relatively expensive compared with ocean transportation, air shipments are generally characterized by a high value-to-weight ratio, the need for rapid delivery, or both.

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

Ocean Freight and Ocean Services

Ocean freight services accounted for approximately 24, 25, and 25 percent of the Company’s 2007, 2006, and 2005 consolidated net revenues, respectively.  The Company’s revenues as an ocean freight forwarder are derived from commissions paid by the carrier and revenues from fees charged to customers for ancillary services which the Company may provide, such as preparing documentation, procuring insurance, arranging for packing and crating services, and providing consultation.  The Company operates Expeditors International Ocean (“EIO”) an Ocean Transportation Intermediary, sometimes referred to as, a Non-Vessel Operating Common Carrier (“NVOCC”) specializing in ocean freight consolidation from Asia to the United States.  EIO also provides service, on a smaller scale, to and from any location where the Company has an office or agent.  As an NVOCC, EIO contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate.  EIO solicits Less-than Container Load (“LCL”) freight to fill the containers and charges lower rates than those available directly from shipping lines.  EIO also handles full container loads for customers that do not have annual shipping volumes sufficient to negotiate comparable contracts directly with the ocean carriers.  The Company does not own vessels and generally does not physically handle the cargo.

Order Management (previously referred to as ECMS or Expeditors Cargo Management System) provides origin consolidation, vendor management, container management, document management, destination management and PO/SKU visibility through a web based and server based application.  Customers have the ability to monitor and report against real time status of purchase orders from the date of creation through final delivery.  Item quantities, required ship dates, commodity descriptions, estimated vs. actual ex factory dates, container utilization, vendor performance and document visibility are many of the managed functions that are visible and reportable via the web.  Order Management is available for various modes of transportation including ocean, air, truck and rail.  Order Management revenues are derived from services provided to the shipper as well as management fees associated with managing purchase order execution against customer specific rules.  One basic function of Order Management involves the taking of cargo from many vendors in a particular origin and “consolidating” these shipments into the fewest possible number of containers to maximize space and minimize cost.  Through origin consolidation customers can reduce the number of containers shipped by putting more product in larger and fewer containers.  Data integrity is an increasingly critical function of Order Management.  Efficient data management is a by-product of our operational process.

Customs Brokerage and Other Services

Customs brokerage and other services accounted for approximately 40, 39 and 38 percent of the Company’s 2007, 2006, and 2005 consolidated net revenues, respectively.  As a customs broker, the Company assists importers to clear shipments through customs by preparing required documentation, calculating and providing for payment of duties on behalf of the importer, arranging for any required inspections by governmental agencies, and arranging for delivery.  The Company also provides other value added services at destination such as warehousing and product distribution, time definite transportation and inventory management.  None of these other services are currently individually significant to the Company’s net revenues.

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

The Company’s wholly-owned subsidiary, Expeditors Tradewin, L.L.C., responds to customer driven requests for high-end customs consulting services.  Fees for these non-transactional services are based upon hourly billing rates and bids for mutually agreed projects.

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

The goods handled by the Company are generally a function of the products which dominate international trade between any particular origin and destination.  Shipments of computer components, other electronic equipment, housewares, sporting goods, machine parts, and toys, comprise a significant percentage of the Company’s business.  Typical import customers include computer retailers and distributors of consumer electronics, department store chains, clothing and shoe wholesalers, manufacturers and catalogue stores.  Historically, no single customer has accounted for five percent or more of the Company’s net revenues.

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

Historically, the primary competitive factors in the global logistics services industry have been price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations.  The Company emphasizes quality service and believes that its prices are competitive with the prices of others in the industry.  Larger customers utilize more sophisticated and efficient procedures for the management of their logistics supply chains by embracing strategies such as just-in-time inventory management.  Accordingly, computerized customer service capabilities are a significant factor in attracting and retaining customers.  These computerized customer service capabilities include customized Electronic Data Interchange, (“EDI”), and on-line freight tracing and tracking applications.  The customized EDI applications allow the transfer of key information between the customers’ systems and the Company’s systems.  Freight tracing and tracking applications provide customers with real time visibility to the location, transit time and estimated delivery time of inventory in transit.

Management believes that the ability to develop and deliver innovative solutions to meet customers’ increasingly sophisticated information requirements is a critical factor in the ongoing success of the Company.  The Company devotes a significant amount of resources towards the maintenance and enhancement of systems that will meet these customer demands.  Management believes that the Company’s existing systems are competitive with the systems currently in use by other logistics services companies with which it competes.

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

Employees

At January 31, 2008, the Company employed approximately 12,310 people, 4,460 in the United States and 760 in the balance of North America, 630 in South America, 1,640 in Europe, 3,580 in Asia & Australasia, 950 in the Near/Middle East and 290 in Africa.  Approximately 1,720 of the Company’s employees are engaged principally in sales and marketing and customer service, 7,420 in operations and 3,170 in finance and administration.  The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be satisfactory.

In order to retain the services of highly qualified, experienced, and motivated employees, the Company places considerable emphasis on its non-equity incentive compensation programs and stock option plans.

Executive Officers of the Registrant

The following table sets forth the names, ages, and positions of current executive officers of the Company.

Name	Age	Position
Peter J. Rose	64	Chairman and Chief Executive Officer and director
James L.K. Wang	60	President-Asia and director
R. Jordan Gates	52	President and Chief Operating Officer, Acting Chief Financial Officer and director
Rommel C. Saber	50	President-Europe, Africa, Near/Middle East and Indian Subcontinent
Robert L. Villanueva	55	President-The Americas
Sandy K.Y. Liu	60	Chief Operating Officer-Asia
Timothy C. Barber	48	President-Global Sales and Marketing
Rosanne Esposito	56	Executive Vice President-Global Customs
Eugene K. Alger	47	Senior Vice President-North America
Jean Claude Carcaillet	62	Senior Vice President-Australasia
Philip M. Coughlin	47	Senior Vice President-North America
Roger A. Idiart	54	Senior Vice President-Air Cargo
Charles J. Lynch	47	Senior Vice President-Corporate Controller
Jeffrey S. Musser	42	Senior Vice President and Chief Information Officer
Daniel R. Wall	39	Senior Vice President-Ocean Services
Amy J. Tangeman	39	Vice President-General Counsel and Secretary

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

R. Jordan Gates joined the Company as its Controller-Europe in February 1991.  Mr. Gates was elected Chief Financial Officer and Treasurer of the Company in August 1994 and Senior Vice President-Chief Financial Officer and Treasurer in January 1998.  In May 2000, Mr. Gates was elected Executive Vice President-Chief Financial Officer and Treasurer.  Mr. Gates was also elected as a director in May 2000.  Effective January 1, 2008, Mr. Gates assumed the role of President and Chief Operating Officer.  He will remain as acting Chief Financial Officer until a replacement is announced.

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

Timothy C. Barber joined the Company in May 1986.  Mr. Barber was promoted to District Manager of the Seattle office in January 1987 and Regional Vice President in January 1993.  Mr. Barber was elected Vice President-Sales and Marketing in September 1993 and Senior Vice President-Sales and Marketing in January 1998.  In September 1999, Mr. Barber was elected Executive Vice President-Global Sales.  Effective January 1, 2008, Mr. Barber assumed the role of President-Global Sales and Marketing.

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

Regulation and Security

With respect to the Company’s activities in the air transportation industry in the United States, it is subject to regulation by the Transportation Security Administration of the Department of Homeland Security as an indirect air carrier.  The Company’s overseas offices and agents are licensed as airfreight forwarders in their respective countries of operation.  The Company is licensed in each of its offices, or in the case of its newer offices, has made application for a license as an airfreight forwarder by the International Air Transport Association (“IATA”).  IATA is a voluntary association of airlines and air transport related entities which prescribes certain operating procedures for airfreight forwarders acting as agents for its members.  The majority of the Company’s airfreight forwarding business is conducted with airlines which are IATA members.

The Company is licensed as a customs broker by Customs and Border Protection (“CBP”) of the Department of Homeland Security in each U.S. customs district in which it does business.  All United States customs brokers are required to maintain prescribed records and are subject to periodic audits by CBP.  In other jurisdictions in which the Company performs clearance services, the Company is licensed by the appropriate governmental authority.  The Company participates in various governmental supply chain security programs, such as the Customs-Trade Partnership Against Terrorism (“C-TPAT”) in the United States and additional security initiatives as they continue to be enacted by different governments.  In other jurisdictions in which the Company performs clearance services, the Company is licensed by the appropriate governmental authority.

The Company is registered as an Ocean Transportation Intermediary (“OTI”) (sometimes referred to as NVOCC-Non-Vessel Owned Common Carrier) by the Federal Maritime Commission (“FMC”).  The FMC has established certain qualifications for shipping agents, including certain surety bonding requirements.  The FMC is also responsible for the economic regulation of OTI/NVOCC activity originating or terminating in the United States.  To comply with these economic regulations, vessel operators and NVOCCs, such as EIO, are required to file tariffs electronically which establish the rates to be charged for the movement of specified commodities into and out of the United States.  The FMC has the power to enforce these regulations by assessing penalties.

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

Cargo Liability

When acting as an airfreight consolidator, the Company assumes a carrier’s liability for lost or damaged shipments. This legal liability is typically limited by contract to the lower of the transaction value or the released value (17 Special Drawing Rights per kilo unless the customer declares a higher value and pays a surcharge), except if the loss or damage is caused by willful misconduct or in the absence of an appropriate airway bill.  The airline which the Company utilizes to make the actual shipment is generally liable to the Company in the same manner and to the same extent.  When acting solely as the agent of the airline or shipper, the Company does not assume any contractual liability for loss or damage to shipments tendered to the airline.

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

When providing warehouse and distribution services, the Company limits its legal liability by contract and tariff to an amount generally equal to the lower of fair value or $0.50 per pound with a maximum of $50 per “lot” — which is defined as the smallest unit that the warehouse is required to track.  Upon payment of a surcharge for warehouse and distribution services, the Company will assume additional liability.

The Company maintains marine cargo insurance covering claims for losses attributable to missing or damaged shipments for which it is legally liable.  The Company also maintains insurance coverage for the property of others which is stored in Company warehouse facilities.  This insurance coverage is provided by a Vermont based insurance entity wholly owned by the Company.  The coverage is fronted and reinsured by a global insurance company.  The total risk retained by the Company in 2007 was approximately $4 million, although actual and estimated losses are expected to be less.  In addition, the Company is licensed as an insurance broker through its subsidiary, Expeditors Cargo Insurance Brokers, Inc. and places stand alone insurance coverage for other customers.

ITEM 1A — RISK FACTORS

RISK FACTORS	DISCUSSION AND POTENTIAL SIGNIFICANCE
International Trade

The Company primarily provides services to customers engaged in international commerce. Everything that affects international trade has the potential to expand or contract the Company’s primary market. For example, international trade is influenced by:

	•	currency exchange rate and interest rate fluctuations;
	•	changes in governmental policies;
	•	changes in and application of international and domestic customs, trade and security regulations;
	•	wars, acts of terrorism, and other conflicts;
	•	natural disasters;
	•	changes in consumer attitudes regarding goods made in countries other than their own;
	•	changes in the price and readily available quantities of oil and other petroleum-related products; and
	•	increased global concerns regarding environmental sustainability.

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

Litigation/Investigations

As a multinational corporation, the Company is subject to formal or informal investigations or litigation from governmental authorities in the countries in which it does business. The Company is currently subject to, and is cooperating fully with, an investigation by the U.S. Department of Justice (DOJ) of air cargo freight forwarders. This investigation may require further management time and cause the Company to incur substantial additional legal and related costs, which could include fines and/or penalties if the DOJ concludes that the Company has engaged in anti-competitive behavior. The Company may be subject to other civil litigation arising from this investigation, including but not limited to shareholder class action lawsuits and derivative claims made on behalf of us. In addition, the Company has been named as a defendant in a Federal class action lawsuit filed in New York and will incur additional costs related to defending itself in these proceedings.

ITEM 1B — UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 — PROPERTIES

The Company owns the following properties:

Location	Nature of Property

United States:
Seattle, Washington	Office buildings
Near Seattle-Tacoma International Airport (in Washington)	Office building
Houston, Texas	Office and warehouse
Nassau County, New York	Office and warehouse
Middlesex County, New Jersey	Office and warehouse
Near San Francisco International Airport (in California)	Office and warehouse
Near Los Angeles International Airport (in California)	Office and warehouse
Near O’Hare International Airport (in Illinois)	Office and warehouse
Miami, Florida	Office, warehouse and free trade zone*

Asia:
Kowloon, Hong Kong	Offices
Taipei, Taiwan	Office
Seoul, Korea	Office
Shanghai, China	Office building and acreage
Near Beijing Airport (in Beijing)	Acreage

Europe:
Brussels, Belgium	Office and warehouse
Dublin, Ireland	Office and warehouse
Cork, Ireland	Office and warehouse
Near Heathrow Airport (in London, England)	Acreage

Latin America:
Alajuela, Costa Rica	Office building

Middle East:
Cairo, Egypt	Office and warehouse

*Company directly owns 50% with Cargo Ventures, LLC, a private, non-affiliated real estate development company.

The Company leases and maintains 69 additional offices and satellite locations in the United States and 361 leased locations throughout the world, each located close to an airport, ocean port, or on an important border crossing.  The majority of these facilities contain warehouse facilities.  Lease terms are either on a month-to-month basis or terminate at various times through 2019.  See Note 6 to the Company’s consolidated financial statements for lease commitments.  As an office matures, the Company will investigate the possibility of building or buying suitable facilities.  The Company believes that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.

ITEM 3 — LEGAL PROCEEDINGS

On October 10, 2007, the U. S. Department of Justice (DOJ) issued a subpoena ordering the Company to produce certain information and records relating to an investigation of alleged anti-competitive behavior amongst air cargo freight forwarders.  The Company has retained the services of a law firm to assist in complying with the DOJ’s subpoena. They are also assisting management in conducting a very rigorous self-review.  As part of this process, the Company has met with and continues to co-operate with the DOJ.  As of December 31, 2007, the Company had incurred approximately $3.7 million of legal and associated costs.  The Company expects to incur additional costs during the course of this ongoing investigation, which could include fines and/or penalties if the DOJ concludes that the Company has engaged in anti-competitive behavior.

On January 3, 2008, the Company was named as a defendant, with seven other of the largest European and North American-based global logistics providers, in a Federal antitrust class action lawsuit filed in New York.  The complaint, which purports to be brought on behalf of a class of customers (and has not yet been certified), alleges that the defendants engaged in various forms of anti-competitive practices.  The Company believes that these allegations are without merit and intends to vigorously defend itself.

The Company is involved in other claims and lawsuits which arise in the ordinary course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s operations or financial position.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low sale prices in the over-the-counter market for the Company’s Common Stock as reported by The NASDAQ Global Select Market under the symbol EXPD.

	Common Stock			Common Stock
Quarter	High	Low	Quarter	High	Low
2007			2006
First	$48.050	$38.310	First	$43.640	$32.825
Second	$48.700	$40.510	Second	$56.810	$42.310
Third	$54.460	$41.080	Third	$58.320	$37.360
Fourth	$53.480	$42.440	Fourth	$48.990	$39.790

         There were 6,731 shareholders of record as of February 7, 2008.  Management estimates that there were approximately 133,635 beneficial shareholders at that date.

The Board of Directors declared semi-annual dividends during the two most recent fiscal years as follows:

June 15, 2007	$.14
December 17, 2007	$.14

June 15, 2006	$.11
December 15, 2006	$.11

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1-31, 2007	2,066	$49.91	2,066	16,306,310
November 1-30, 2007	109,054	$49.39	109,054	16,359,460
December 1-31, 2007	337,111	$47.39	337,111	16,090,540
Total	448,231	$47.89	448,231	16,090,540

In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan.  This plan was amended in February 2001 to increase the authorization to repurchase up to 20,000,000 shares of the Company’s common stock.  This authorization has no expiration date.  This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995.  In the fourth quarter of 2007, 114,718 shares were repurchased under the Non-Discretionary Stock Repurchase Plan.

In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200,000,000 shares of common stock.  The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increase.  This authorization has no expiration date.  This plan was announced on November 13, 2001.  In the fourth quarter of 2007, 333,513 shares were repurchased under the Discretionary Stock Repurchase Plan.  These discretionary repurchases were made to limit the growth in the number of issued and outstanding shares as a result of stock option exercises.

ITEM 6 — SELECTED FINANCIAL DATA

Financial Highlights

In thousands except per share data

	2007	2006	2005	2004	2003

Revenues	$5,235,171	4,633,987	3,903,794	3,317,989	2,624,941
Net earnings	269,154	235,094	190,436	129,949	98,970
Diluted earnings per share	1.21	1.06	.86	.59	.46
Basic earnings per share	1.26	1.10	.89	.61	.47
Dividends declared and paid per share	.28	.22	.15	.11	.08
Working capital	764,944	632,691	589,460	521,544	383,614
Total assets	2,069,065	1,822,338	1,566,044	1,364,053	1,044,078
Shareholders’ equity	1,226,571	1,070,091	926,382	821,144	662,259
Diluted weighted average shares outstanding	221,800	222,223	220,230	220,117	216,228
Basic weighted average shares outstanding	213,315	213,455	213,555	212,768	209,467

All share and per share information have been adjusted to reflect a 2-for-1 stock split effected in June, 2006.

Certain amounts for the years 2003 through 2005 have been restated as required by the modified retrospective method in connection with the implementation in 2006 of Statement of Financial Accounting Standard No. 123R (Revised 2004), “Share-Based Payment” (SFAS 123R).

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

As further discussed under liquidity and capital resources, total capital expenditures in 2008 are expected to exceed $85 million.

In terms of the opportunities, challenges and risks that management focused on in 2007, the Company operates in 61 countries throughout the world in the competitive global logistics industry and Company activities are tied directly to the global economy.  From the inception of the Company, management has believed that the elements required for a successful global service organization can only be assured through recruiting, training, and ultimately retaining superior personnel.  The Company’s greatest challenge is now and always has been perpetuating a consistent global culture which demands:

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

While judgments and estimates are a necessary component of any system of accounting, the Company’s use of estimates is limited primarily to the following areas:

•                  accounts receivable valuation;

•                  the useful lives of long-term assets;

•                  the accrual of costs related to ancillary services the Company provides;

•                  establishment of adequate insurance liabilities for the portion of the freight related exposure which the Company has self-insured;

•                  accrual of tax expense on an interim basis; and

•                  calculation of share-based compensation expense

These estimates, other than the calculation of share-based compensation expense, are not highly uncertain and have not historically been subject to significant change.  Management believes that the methods utilized in all of these areas are non-aggressive in approach and consistent in application.  Management believes that there are limited, if any, alternative accounting principles or methods which could be applied to the Company’s transactions.  While the use of estimates means that actual future results may be different from those contemplated by the estimates, the Company believes that alternative principles and methods used for making such estimates, other than the calculation of share-based compensation expense, would not produce materially different results than those reported.

As described in Note 1 to the consolidated financial statements in this report, the Company accounts for share-based compensation in accordance with SFAS 123R. This accounting standard requires the recognition of compensation expense based on an estimate of the fair value of options granted to employees and directors under the Company’s stock option and employee stock purchase plans.  This expense is recorded on a straight-line basis over the option vesting periods.

Determining the appropriate option pricing model to use to estimate stock compensation expense requires judgment. Any option pricing model requires assumptions that are subjective and these assumptions also require judgment. Examples include assumptions about long-term stock price volatility, employee exercise patterns, pre-vesting option forfeitures, post-vesting option cancellations, and the future interest rates and dividend yields.

The Company uses the Black-Scholes model for estimating the fair value of stock options.  Refer to Note 4E in the consolidated financial statements for the assumptions used for grants issued during the years ended December 31, 2007, 2006 and 2005.  The assumptions used by the Company for estimating the fair value of options granted under SFAS 123R were developed on a basis consistent with assumptions used for valuing previous grants.

Management believes that these assumptions are appropriate, based upon the requirements of SFAS 123R, the guidance included in Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107) and the company’s historical and currently expected future experience. Looking to future events, management has been strongly influenced by historical patterns which may not be valid predictors of future developments and any future deviation may be material.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), supplemented by FASB Financial Staff Position 157-1 and 2.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 157 beginning in the first quarter of 2008, except for certain nonfinancial assets and liabilities for which it will adopt the provisions of SFAS 157 in the first quarter of 2009.  The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial condition or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 modifies the accounting for changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company is required to and plans to adopt the provisions of SFAS 160 beginning in the first quarter of 2009. While the Company is still assessing the impact of the adoption of SFAS 160, it had minority interest of $17,208 and $16,275 as of December 31, 2007 and December 31, 2006, respectively, that it expects will be reclassified to equity under the provisions of SFAS 160.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 141R beginning in the first quarter of 2009. The Company is currently assessing the impact of the adoption of SFAS 141R. The impact will depend upon the acquisitions, if any, the Company consummates after the effective date.

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for 2007, 2006, and 2005, expressed as percentages of net revenues.  Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

	2007		2006		2005
In thousands	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues

Net revenues:
Airfreight	$528,148	36%	$470,638	36%	$391,773	37%
Ocean freight and ocean services	346,616	24	322,580	25	260,261	25
Customs brokerage and other services	578,197	40	497,742	39	409,588	38

Net revenues	1,452,961	100	1,290,960	100	1,061,622	100

Overhead expenses:
Salaries and related costs	791,879	55	701,824	54	596,804	56
Other	237,682	16	214,020	17	193,765	18

Total overhead expenses	1,029,561	71	915,844	71	790,569	74

Operating income	423,400	29	375,116	29	271,053	26
Other income, net	26,273	2	20,548	2	15,644	1

Earnings before income taxes and minority interest	449,673	31	395,664	31	286,697	27
Income tax expense	179,815	12	160,661	13	89,365	8

Net earnings before minority interest	269,858	19	235,003	18	197,332	19
Minority interest	(704)	—	91	—	(6,896)	(1)

Net earnings	$269,154	19%	$235,094	18%	$190,436	18%

2007 compared with 2006

Airfreight net revenues in 2007 increased 12% compared with 2006 primarily because of an increase in airfreight volumes.  Global airfreight tonnages in 2007 increased 8% compared with 2006.  Airfreight yields expanded 83 basis points (a 4% increase) as compared with 2006.  The Company’s North American export airfreight net revenues increased 7% in 2007 compared to 2006, primarily the result of increased market share attributable to focused sales activity.  Airfreight net revenues from Asia and from Europe increased 17% and 9%, respectively, for 2007 compared with 2006. These changes are the result of market pricing and tonnage increases of 9% from Asia and 3% from Europe.  Management attributes these tonnage increases to effective sales efforts.

Ocean freight volumes, measured in terms of forty-foot container equivalent units (FEUs), increased 15% over 2006 while ocean freight and ocean services net revenues increased 7% during the same period.  The difference between these two rates is a result of a year-over-year decrease in ocean freight yields of 173 basis points (an 8% decrease) which were partially offset by year-over-year increases in the Company’s fee-based order management and ocean forwarding business.  The primary reason for the decline in ocean freight yields was due to direct carrier cost increases that market conditions would not allow to be passed on in a timely manner.

The Company’s North American ocean freight net revenues increased approximately 5% in 2007 compared to 2006.  This was due to an increase in container traffic, primarily from Asia.  Increases in ocean freight net revenues were primarily a result of increases in the order management and ocean forwarding business, which were an outcome of continued marketing efforts and customer service initiatives.  Ocean freight net revenues for Asia and Europe increased 6% and 10%, respectively, in 2007 as compared to 2006.  These increases were also a result of continued marketing efforts and customer service initiatives.

Customs brokerage and other services net revenues increased 16% in 2007 as compared with 2006.  Consolidation within the customs brokerage market has also contributed to this increase as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program.  In addition, increased emphasis on regulatory compliance continues to benefit the Company’s customs brokerage offerings.

Salaries and related costs increased 13% in 2007 compared to 2006 as a result of (1) the Company’s increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity and (2) increased compensation levels.

The effect of including stock-based compensation expense in salaries and related costs for 2007 and 2006 are as follows:

	Years ended December 31,
In thousands	2007	2006

Salaries and related costs	$791,879	$701,824

As a % of net revenue	54.5%	54.4%

Stock compensation expense	$44,917	$41,739

As a % of salaries and related costs	5.7%	5.9%

As a % of net revenue	3.1%	3.2%

Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits.  Management believes that the growth in revenues, net revenues and net earnings for 2007 are a result of the incentives inherent in the Company’s compensation program.

Other overhead expenses increased 11% in 2007 as compared with 2006 as rent expense, communications expense, process improvement and training expenses, and other costs expanded to accommodate the Company’s growing operations.  Other overhead expenses as a percentage of net revenues decreased 1% in 2007 as compared with 2006.

Other income, net, increased 28% in 2007 as compared with 2006. Due to higher interest rates on higher average cash balances and short-term investments during 2007, interest income increased by $4 million for the year ended December 31, 2007.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations.  The Company’s consolidated effective income tax rate in 2007 was 40.0% as compared to 40.6% for 2006.

2006 compared with 2005

Airfreight net revenues in 2006 increased 20% compared with 2005 primarily because of an increase in airfreight volumes.  Global airfreight tonnages in 2006 increased 18% compared with 2005.  Airfreight yields remained relatively constant at 21% for 2006 as compared to 2005.  The Company’s North American export airfreight net revenues increased 19% in 2006 compared to 2005, primarily the result of increased market share attributable to focused sales activity.  Airfreight net revenues from Asia and from Europe increased 22% and 18%, respectively, for 2006 compared with 2005. These changes are the result of market pricing and tonnage increases of 19% from Asia and 16% from Europe.  Management attributes these tonnage increases to effective sales efforts.

Ocean freight volumes, measured in terms of forty-foot container equivalents (FEUs), increased 20% over 2005 while ocean freight and ocean services net revenues increased 24% during the same period.  Ocean freight yields increased 2% and 21% in 2006 as compared to 2005.

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

Customs brokerage and other services net revenues increased 22% in 2006 as compared with 2005.  Management believes this increase is attributable to increased market share as a result of the Company’s reputation for providing high quality service and increased opportunities within the customs brokerage market.  These opportunities arise as customers seek out customs brokers with sophisticated computerized capabilities.  In addition, the Company’s customs brokerage offerings have benefited from increased emphasis on regulatory compliance.

Salaries and related costs increased 18% in 2006 compared to 2005 as a result of (1) the Company’s increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity and (2) increased compensation levels.  As previously noted, the Company adopted SFAS 123R using the modified retrospective application method and has restated all periods presented to include compensation expense for all unvested stock options and share awards beginning with the first period restated.  Accordingly, salaries and related costs for the year ended December 31, 2005 have been increased to include compensation expense for the fair value of unvested stock options.

The decline in salaries and related costs as a percentage of net revenue for 2006 as compared with the same period for 2005, can be attributed to leveraging increased business volumes with improved productivity and increasing overall efficiency through technological advances.  The effect of including stock-based compensation expense in salaries and related costs for 2006 and 2005 are as follows:

	Years ended December 31,
In thousands	2006	2005

Salaries and related costs	$701,824	$596,804

As a % of net revenue	54.4%	56.2%

Stock compensation expense	$41,739	$33,457

As a % of salaries and related costs	5.9%	5.6%

As a % of net revenue	3.2%	3.2%

Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.

Other overhead expenses increased 10% in 2006 as compared with 2005 as rent expense, communications expense, quality and training expenses, and other costs expanded to accommodate the Company’s growing operations.  Other overhead expenses as a percentage of net revenues decreased 1% in 2006 as compared with 2005.  Management believes that this was significant as it reflects the successful achievement of ongoing cost containment objectives at the branch level.

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

Developing these systems and a worldwide network has added a considerable indirect cost to the services provided to customers.  Smaller and middle-tier competitors, in general, do not have the resources available to develop customized systems and a worldwide network.  As a result, there is a still a trend of consolidation currently taking place in the industry.  Management expects that this trend toward consolidation will continue for the short- to medium-term.

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents.  The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses.  Any such hedging activity during 2007, 2006 and 2005 was insignificant.  Net foreign currency gains realized in 2007 were $1,300.  Net foreign currency losses realized in 2006 were $321.  Net foreign currency gains realized in 2005 were $862.  The Company had no foreign currency derivatives outstanding at December 31, 2007 and 2006.

Sources of Growth

During 2007, the Company opened 7 full-service offices (•) and 5 satellite offices (+), as follows:

ASIA	EUROPE	LATIN AMERICA	NORTH AMERICA	NEAR/MIDDLE EAST	SOUTH PACIFIC
Batam, Indonesia+	Krakow, Poland+	Guatemala City, Guatemala•	Knoxville, Tennessee+	Abu Dhabi, United Arab Emirates•	Christchurch, New Zealand+
Chongqing, PRC•	Maastricht, The Netherlands+			Amman, Jordan•
Hangzhou, PRC•				Doha, Qatar•
Yantai, PRC•

Chongqing, People’s Republic of China (PRC) and Yantai, PRC converted from satellite offices to full-service offices during 2007.

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

Internal Growth - Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth.  This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year.  The table below presents “same store” comparisons on a year-over-year basis for the years ended December 31, 2007, 2006 and 2005.

Same store comparisons for the years ended December 31,

	2007	2006	2005
Net revenues	12%	21%	16%
Operating income	13%	38%	28%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities.  Net cash provided by operating activities for the year ended December 31, 2007 was $313 million, as compared with $333 million for 2006.  This $20 million decrease is principally due to an increase in accounts receivable which outpaced the increase in accounts payable and increased net earnings.  Additionally, this decrease in net cash provided by operating activities was impacted by a smaller increase in taxes payable, net of prepaid taxes.

The Company’s business is subject to seasonal fluctuations.  Cash flow fluctuates as a result of this seasonality.  Historically, the first quarter shows an excess of customer collections over customer billings.  This results in positive cash flow.  The increased activity associated with peak season (typically commencing late second or early third quarter and continuing well into the fourth quarter) causes an excess of customer billings over customer collections.  This cyclical growth in customer receivables consumes available cash.

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

Cash used in investing activities for the year ended December 31, 2007 was $88 million, as compared with $143 million during the same period of 2006.  The largest use of cash in investing activities is cash paid for capital expenditures.  As a non-asset based provider of integrated logistics services, the Company does not own any physical means of transportation (i.e., airplanes, ships, trucks, etc.).  However, the Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight.  The Company routinely invests in technology, office furniture and equipment and leasehold improvements. For the year ended December 31, 2007, the Company made capital expenditures of $83 million as compared with $139 million for the same period in 2006.  Capital expenditures in 2007 included $35 million for the purchase of 48,300 square feet of office space in Kowloon, Hong Kong.  Capital expenditures in 2006 included $67 million for the acquisition of real estate and office/warehouse facilities in Miami, Florida and real estate development expenditures of $22 million related to projects in Seattle, Washington and Houston, Texas.  Other capital expenditures in 2007 and 2006 related primarily to investments in technology, office furniture and equipment and leasehold improvements.  Total capital expenditures in 2008 are currently estimated to be $85 million.  This includes normal capital expenditures as noted above, plus additional real estate acquisitions and development, although to a lesser extent than in the past few years.  The Company expects to finance capital expenditures in 2008 with cash.

Cash used in financing activities for the year ended December 31, 2007 was $175 million as compared with $160 million for the same period in 2006.  The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market.  In 2007, the Company continued its policy of repurchasing stock to prevent growth in issued and outstanding shares as a result of stock option exercises.  The increase in cash used in financing activities for the year ended December 31, 2007 compared with the same period in 2006 is primarily the result of this policy.  During 2007 and 2006 the net use of cash in financing activities included the payment of dividends of $.28 per share and $.22 per share, respectively.

At December 31, 2007, working capital was $765 million, including cash and short-term investments of $575 million. The Company had no long-term debt at December 31, 2007.

The Company maintains international and domestic unsecured bank lines of credit.  At December 31, 2007, the United States facility totaled $50 million and the international bank lines of credit-totaled $19 million.  In addition, the Company maintains a bank facility with its U.K. bank for $14 million which is available for issuances of standby letters of credit.  At December 31, 2007, the Company had no amounts outstanding on these lines of credit, but was contingently liable for $74 million from standby letters of credit and guarantees.  The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation.  The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

At December 31, 2007, the Company’s contractual obligations and other commitments are as follows:

	Payments Due by Period
In thousands	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Contractual Obligations:
Operating leases	$78,389	$37,382	$30,829	$7,493	$2,685
Unconditional purchase obligations	263,273	263,273	—	—	—
Construction obligations	17,578	15,366	2,212	—	—

Total contractual cash obligations	$359,240	$316,021	$33,041	$7,493	$2,685

The Company enters into short-term agreements with asset-based providers reserving space on a guaranteed basis.  The pricing of these obligations varies to some degree with market conditions.  The Company only enters into agreements that management believes the Company can fulfill with relative ease.  Historically, the Company has not paid for guaranteed space that it has not used.  Management believes, in line with historical experience, committed purchase obligations outstanding as of December 31, 2007, will be fulfilled during 2008 in the Company’s ordinary course of business.

		Amount of Commitment Expiration Per Period
In thousands	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Other commitments:
International lines of credit	$19,067	$19,067	$—	$—	$—
Standby letters of credit	74,498	69,409	4,814	182	93

Total commitments	$93,565	$88,476	$4,814	$182	$93

The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises.  As of December 31, 2007, the Company had repurchased and retired 16,906,236 shares of common stock at an average price of $15.94 per share over the period from 1994 through 2007.  During 2007, 1,498,763 shares were repurchased at an average price of $43.78 per share.

The Company has a Discretionary Stock Repurchase Plan under which Management is allowed to repurchase such shares as may be necessary to reduce the issued and outstanding stock to 200,000,000 shares of common stock.  As of December 31, 2007, the Company had repurchased and retired 12,948,579 shares of common stock at an average price of $30.87 per share over the period from 2001 through 2007.  During 2007, 3,196,383 shares were repurchased at an average price of $44.42.  These discretionary repurchases were made to limit the growth in the number of issued and outstanding shares as a result of stock option exercises.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls.  At December 31, 2007, cash and cash equivalent balances of $395 million were held by the Company’s non-United States subsidiaries, of which $50 million was held in banks in the United States.

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

Off-Balance Sheet Arrangements

As of December 31, 2007, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s reporting currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% weakening of the U.S. dollar, throughout the year ended December 31, 2007, would have had the effect of raising operating income approximately $36 million.  An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $29 million.  This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation.  For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and depress imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

As of December 31, 2007, the Company had approximately $6 million of net unsettled intercompany transactions.  The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely.  Any such hedging activity throughout the year ended December 31, 2007, was insignificant.  Net foreign currency gains realized in 2007 were $1,300.  Net foreign currency losses realized in 2006 were $321.  Net foreign currency gains realized in 2005 were $862.  The Company had no foreign currency derivatives outstanding at December 31, 2007 and 2006.  The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings.  The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At December 31, 2007, the Company had cash and cash equivalents and short-term investments of $575 million, of which $1 million was invested at various short-term market interest rates.  There were no short-term borrowings at December 31, 2007.  A hypothetical change in the interest rate of 10% would not have a significant impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure between 2006 and 2007.

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

Based on this assessment, our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2007, which is included herein at F-2.

ITEM 9B — OTHER INFORMATION

Not applicable.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to information under the caption “Proposal 1 - Election of Directors” and to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 2008.  See also Part I - Item 1 - Executive Officers of the Registrant.

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

Code of Ethics and Governance Guidelines

We have adopted a Code of Business Conduct that applies to all Company employees including, of course, our principal executive officer, principal financial officer and principal accounting officer.  The Code of Business Conduct is posted on our website at http://www.investor.expeditors.com.  We will post any amendments to the Code of Business Conduct at that location.  No amendments were made in 2007.  In the unlikely event that the Board of Directors approves any sort of waiver to the Code of Business Conduct for our executive officers or directors, information concerning such waiver will also be posted at that location.  No waivers were granted in 2007.  In addition to posting information regarding amendments and waivers on our website, the same information will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is permitted by the rules of The Nasdaq Stock Market, LLC.

ITEM 11 — EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to information under the captions “Proposal 1 — Election of Directors” and “Executive Compensation” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 2008.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to information under the captions “Principal Holders of Voting Securities” and “Proposal 1 - Election of Directors” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 2008.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2007, regarding compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

as of December 31, 2007

Number of Securities Available
	Number of Securities to be		for Future Issuance, Other Than
	Issued Upon Exercise of	Weighted-Average Exercise	Securities to be Issued Upon
	Outstanding Options,	Price of Outstanding Options,	Exercise of All Outstanding Options,
Plan Category	Warrants and Rights	Warrants and Rights	Warrants and Rights

Equity Compensation Plans Approved by Security Holders	19,274,808	$23.03	1,203,652

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	19,274,808	$23.03	1,203,652

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to information under the captions “Proposal 1 — Election of Directors”, “Executive Compensation” and “Certain Transactions” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 2008.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to information under the caption “Relationship with Independent Public Accountants” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 2008.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(13)	The Company’s 2002 Employee Stock Purchase Plan. See Exhibit 10.42.

(14)	The Company’s 2005 Stock Option Plan. See Exhibit 10.45.

(15)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2005 Incentive Stock Option Plan. See Exhibit 10.46.

(16)	The Company’s 2006 Stock Option Plan. See Exhibit 10.47.

(17)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2006 Incentive Stock Option Plan. See Exhibit 10.48.

(18)	The Company’s 2007 Stock Option Plan. See Exhibit 10.49.

(19)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2007 Incentive Stock Option Plan. See Exhibit 10.50.

(b) EXHIBITS

Exhibit
Number	Exhibit

3.1

The Company’s Restated Articles of Incorporation and the Articles of Amendment thereto dated December 9, 1993. (Incorporated by reference to Exhibit 3.1 to Form 10-K, filed on or about March 31, 1995.)

3.1.1	Articles of Amendment to the Restated Articles of Incorporation dated November 12, 1996. (Incorporated by reference to Exhibit 3.1.1 to Form 10-K, filed on or about March 31, 1997.)

3.1.2	Articles of Amendment to the Restated Articles of Incorporation dated May 20, 1999. (Incorporated by reference to Exhibit 3.1.2 to Form 10-K, filed on or about March 28, 2003.)

3.1.3	Articles of Amendment to the Restated Articles of Incorporation dated June 12, 2002. (Incorporated by reference to Exhibit 3.1.3 to Form 10-K, filed on or about March 28, 2003.)

3.2	The Company’s Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to Form 10-Q, filed on or about August 9, 2007.)

10.4	The Company’s Amended 1985 Stock Option Plan. (Incorporated by reference to Exhibit 10.14 to Form 10-K, filed on or about March 28, 1991.)

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

10.31

Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 1997 Non Qualified and Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.31 to Form 10-K, filed on or about March 31, 1998.)

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

10.39.1	Amendment to Amended 1993 Directors’ Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.39.1 to Form 10-Q filed on or about August 9, 2007.)

10.40

The Company’s Amended 1997 Non-Qualified and Incentive Stock Option Plan. (Incorporated by reference to Appendix C of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 28, 2001.)

10.42

The Company’s 2002 Employee Stock Purchase Plan. (Incorporated by reference to Appendix B of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 30, 2007.)

10.45

The Company’s 2005 Stock Option Plan. (Incorporated by reference to Appendix A of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 31, 2005.)

10.46

Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2005 Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.46 to Form 10-K filed on or about March 1, 2007.)

10.47

The Company’s 2006 Stock Option Plan. (Incorporated by reference to Appendix A of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 31, 2006.)

10.48

Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2006 Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.46 to Form 10-K filed on or about March 1, 2007.)

10.49

The Company’s 2007 Stock Option Plan. (Incorporated by reference to Appendix A of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 30, 2007.)

10.50	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2007 Incentive Stock Option Plan.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 ofthe Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2008

EXPEDITORS INTERNATIONAL OF
WASHINGTON, INC.

	By:	/s/ R. JORDAN GATES
R. Jordan Gates
President and Chief Operating Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2008.

Signature	Title

/s/ Peter J. Rose	Chairman of the Board and Chief Executive Officer
(Peter J. Rose)	(Principal Executive Officer) and Director

/s/ R. Jordan Gates	President and Chief Operating Officer
(R. Jordan Gates)	(Principal Financial and Accounting Officer) and Director

/s/ James Li Kou Wang	President-Asia and Director
(James Li Kou Wang)

/s/ James J. Casey	Director
(James J. Casey)

/s/ Dan P. Kourkoumelis	Director
(Dan P. Kourkoumelis)

/s/ John W. Meisenbach	Director
(John W. Meisenbach)

/s/ Michael J. Malone	Director
(Michael J. Malone)

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

COMPRISING ITEM 8

ANNUAL REPORT ON FORM 10-K

TO SECURITIES AND EXCHANGE COMMISSION FOR THE

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Expeditors International of Washington, Inc.:

We have audited the accompanying consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Expeditors International of Washington, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington
February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Expeditors International of Washington, Inc.:

We have audited Expeditors International of Washington, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Expeditors International of Washington, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting under Item 9A.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Expeditors International of Washington, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007 and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
February 29, 2008

Consolidated Balance Sheets

In thousands except share data

December 31,

	2007	2006
Current Assets:
Cash and cash equivalents	$574,599	511,358
Short-term investments	674	578
Accounts receivable, less allowance for doubtful accounts of $14,830 in 2007 and $13,454 in 2006	933,519	811,486
Deferred Federal and state income taxes	8,278	7,490
Other	17,627	10,925
Total current assets	1,534,697	1,341,837

Property and Equipment:
Land	178,834	176,690
Buildings and leasehold improvements	337,095	283,846
Furniture, fixtures, equipment and purchased software	180,661	158,673
Construction in progress	11,072	5,054
Vehicles	4,453	3,679
	712,115	627,942

Less accumulated depreciation and amortization	214,223	178,695
Property and equipment, net	497,892	449,247
Goodwill, net	7,927	7,927
Other intangibles, net	7,832	7,584
Other assets, net	20,717	15,743
	$2,069,065	1,822,338
Current Liabilities:
Accounts payable	$613,108	544,028
Accrued expenses, primarily salaries and related costs	129,669	122,081
Federal, state, and foreign income taxes	26,976	43,036
Total current liabilities	769,753	709,145

Deferred Federal and state income taxes	55,533	26,827

Minority interest	17,208	16,275

Shareholders’ Equity:
Preferred stock,
par value $.01 per share
Authorized 2,000,000 shares; none issued	—	—
Common stock,
par value $.01 per share
Authorized 320,000,000 shares; issued and outstanding 212,996,776 shares at December 31, 2007 and 213,080,466 shares at December 31, 2006	2,130	2,131
Additional paid-in capital	50,006	119,582
Retained earnings	1,143,464	934,058
Accumulated other comprehensive income	30,971	14,320

Total shareholders’ equity	1,226,571	1,070,091

Commitments and contingencies
	$2,069,065	1,822,338

See accompanying notes to consolidated financial statements.

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Consolidated Statements of Earnings

In thousands except share data

Years ended December 31,

	2007	2006	2005
Revenues:
Airfreight	$2,407,582	2,229,545	1,827,009
Ocean freight and ocean services	1,820,558	1,553,048	1,374,197
Customs brokerage and other services	1,007,031	851,394	702,588
Total revenues	5,235,171	4,633,987	3,903,794

Operating Expenses:
Airfreight consolidation	1,879,434	1,758,907	1,435,236
Ocean freight consolidation	1,473,942	1,230,468	1,113,936
Customs brokerage and other services	428,834	353,652	293,000
Salaries and related costs	791,879	701,824	596,804
Rent and occupancy costs	67,676	61,627	56,438
Depreciation and amortization	39,303	35,448	30,888
Selling and promotion	38,735	35,050	29,892
Other	91,968	81,895	76,547
Total operating expenses	4,811,771	4,258,871	3,632,741
Operating income	423,400	375,116	271,053

Other Income (Expense):
Interest income	22,341	18,020	11,415
Interest expense	45	(198)	(313)
Other, net	3,887	2,726	4,542
Other income, net	26,273	20,548	15,644

Earnings before income taxes and minority interest	449,673	395,664	286,697
Income tax expense	179,815	160,661	89,365
Net earnings before minority interest	269,858	235,003	197,332

Minority interest	(704)	91	(6,896)

Net earnings	$269,154	235,094	190,436

Diluted earnings per share	$1.21	1.06	.86
Basic earnings per share	$1.26	1.10	.89
Dividends declared and paid per common share	$0.28	0.22	0.15
Weighted average diluted shares outstanding	221,799,868	222,223,312	220,230,176
Weighted average basic shares outstanding	213,314,761	213,454,579	213,555,102

See accompanying notes to consolidated financial statements.

Certain 2006 and 2005 amounts have been reclassified to conform to the 2007 presentation.

Consolidated Statements of Shareholders’ Equity

and Comprehensive Income

In thousands except share data

Years ended December 31, 2007, 2006 and 2005

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

	Common stock
	Shares	Par value
Balance at December 31, 2004	213,287,906	$2,133	178,734	628,591	11,686	821,144

Exercise of stock options	3,612,592	36	27,118	—	—	27,154
Issuance of shares under stock purchase plan	699,968	7	14,049	—	—	14,056
Shares repurchased under provisions of stock repurchase plans	(4,373,424)	(44)	(85,820)	(40,988)	—	(126,852)
Stock compensation expense	—	—	33,457	—	—	33,457
Tax benefits from stock plans	—	—	13,367	—	—	13,367
Comprehensive income
Net earnings	—	—	—	190,436	—	190,436
Unrealized losses on securities, net of tax of $117	—	—	—	—	(117)	(117)
Foreign currency translation adjustments, net of tax of $7,650	—	—	—	—	(14,208)	(14,208)
Total comprehensive income	—	—	—	—	—	176,111
Dividends paid ($.15 per share)	—	—	—	(32,055)	—	(32,055)
Balance at December 31, 2005	213,227,042	$2,132	180,905	745,984	(2,639)	926,382

Exercise of stock options	3,053,425	31	32,268	—	—	32,299
Issuance of shares under stock purchase plan	730,814	7	17,008	—	—	17,015
Shares repurchased under provisions of stock repurchase plans	(3,930,815)	(39)	(175,744)	—	—	(175,783)
Stock compensation expense	—	—	41,739	—	—	41,739
Tax benefits from stock plans	—	—	23,406	—	—	23,406
Comprehensive income
Net earnings	—	—	—	235,094	—	235,094
Unrealized gains on securities, net of tax of $0	—	—	—	—	61	61
Foreign currency translation adjustments, net of tax of $9,015	—	—	—	—	16,898	16,898
Total comprehensive income	—	—	—	—	—	252,053
Dividends paid ($.22 per share)	—	—	—	(47,020)	—	(47,020)
Balance at December 31, 2006	213,080,466	$2,131	119,582	934,058	14,320	1,070,091

Exercise of stock options	3,978,908	40	43,138	—	—	43,178
Issuance of shares under stock purchase plan	632,548	6	21,801	—	—	21,807
Shares repurchased under provisions of stock repurchase plans	(4,695,146)	(47)	(207,537)	—	—	(207,584)
Stock compensation expense	—	—	44,917	—	—	44,917
Tax benefits from stock plans	—	—	28,105	—	—	28,105
Comprehensive income
Net earnings	—	—	—	269,154	—	269,154
Unrealized gains on securities, net of tax of $28	—	—	—	—	44	44
Reclassification adjustment for realized gain, net of tax $286	—	—	—	—	(443)	(443)
Foreign currency translation adjustments, net of tax of $9,264	—	—	—	—	17,050	17,050
Total comprehensive income	—	—	—	—	—	285,805
Dividends paid ($.28 per share)	—	—	—	(59,748)	—	(59,748)
Balance at December 31, 2007	212,996,776	$2,130	50,006	1,143,464	30,971	1,226,571

See accompanying notes to consolidated financial statements.

All share and per share amounts have been adjusted for the 2-for-1 stock split effective June 2006.

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Consolidated Statements of Cash Flows

In thousands

Years ended December 31,

	2007	2006	2005
Operating Activities:
Net earnings	$269,154	235,094	190,436
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	940	1,197	1,313
Deferred income tax expense (benefit)	18,991	4,172	(3,700)
Excess tax benefits from stock plans	(28,105)	(23,406)	(13,367)
Stock compensation expense	44,917	41,739	33,457
Depreciation and amortization	39,303	35,448	30,888
Gain on sale of assets	(1,053)	(182)	(897)
Amortization of other intangible assets	1,483	1,369	1,422
Minority interest in earnings of consolidated entities	704	(91)	6,896
Changes in operating assets and liabilities:
Increase in accounts receivable	(84,950)	(96,414)	(95,015)
Increase in accounts payable and accrued expenses	46,881	85,012	94,826
Increase in income taxes payable, net	4,673	48,392	20,580
Other	(353)	957	237

Net cash provided by operating activities	312,585	333,287	267,076

Investing Activities:
Increase in short-term investments	(10)	(419)	(12)
Purchase of property and equipment	(82,786)	(139,464)	(90,781)
Proceeds from sale of property and equipment	504	397	1,428
Prepayment on long-term land lease	(2,820)	(1,761)	—
Other	(2,859)	(1,260)	(1,402)

Net cash used in investing activities	(87,971)	(142,507)	(90,767)

Financing Activities:
Repayments of short-term debt, net	—	—	(2,057)
Net distributions to minority interests	(316)	(10,024)	(436)
Proceeds from issuance of common stock	64,985	49,314	41,210
Repurchases of common stock	(207,584)	(175,783)	(126,852)
Excess tax benefits from stock plans	28,105	23,406	13,367
Dividends paid	(59,748)	(47,020)	(32,055)

Net cash used in financing activities	(174,558)	(160,107)	(106,823)

Effect of exchange rate changes on cash	13,185	16,791	(14,575)
Increase in cash and cash equivalents	63,241	47,464	54,911
Cash and cash equivalents at beginning of year	511,358	463,894	408,983
Cash and cash equivalents at end of year	$574,599	511,358	463,894

Interest and Taxes Paid:
Interest	$83	194	253
Income taxes	146,353	103,715	62,176

See accompanying notes to consolidated financial statements.

Certain 2006 and 2005 amounts have been reclassified to conform to the 2007 presentation.

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

C.                                    Short-term Investments

Short-term investments are designated as available-for-sale and cost approximates market at December 31, 2007 and 2006.

D.                                    Accounts Receivable

The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services.  Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates.  The Company has recorded accounts receivable allowances in the amounts of $14,830, $13,454 and $12,777 as of December 31, 2007, 2006 and 2005, respectively.  Additions and write-offs have not been significant in any of these years.

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

Effective January 1, 2002, the Company ceased to amortize goodwill. Goodwill is recorded net of accumulated amortization of $765 at December 31, 2007 and 2006.  For the years ended December 31, 2007 and 2006, the Company performed the required annual impairment test during the fourth quarter and determined that no impairment had occurred.

Other intangibles consist principally of payments made to purchase customer lists of agents in countries where the Company established its own presence by opening offices.  Other intangible assets are amortized over their estimated useful lives for periods up to 15 years and are reviewed for impairment if an event or circumstance indicates that an impairment loss may have been incurred.

Balances as of December 31 are as follows:

	2007	2006
Other intangibles	$21,585	19,689
Less accumulated amortization	(13,753)	(12,105)
	$7,832	7,584
Aggregate amortization expense for the year ended December 31	$1,483	1,369

Estimated annual amortization expense during each of the next five years is as follows:

2008	$1,553
2009	1,459
2010	1,424
2011	1,358
2012	929

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

Typically, the fees for each of these services are quoted as separate components, however, customers on occasion will request an all-inclusive rate for a set of services known in the industry as “door-to-door service.”  This means that the customer is billed a single rate for all services from pickup at origin to delivery at destination.  In these instances, the revenue for origin and destination services, as well as revenue that will be characterized as freight charges, is allocated to branches as set by preexisting Company policy perhaps supplemented by customer specific negotiations between the offices involved.  Each of the Company’s branches are separate profit centers and the primary compensation for the branch management group comes in the form of incentive-based compensation calculated directly from the operating income of that branch.  This compensation structure ensures that the allocation of revenue and expense among components of services, when provided under an all-inclusive rate, are done in an objective manner on a fair value basis in accordance with Emerging Issues Task Force (EITF) Issue 00-21, “Revenue Arrangements with Multiple Deliverables.”

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

I.                                        Stock Option Plans

The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R).  This accounting standard requires the recognition of compensation expense based on an estimate of the fair value of options granted to employees and directors under the Company’s stock option and employee stock purchase rights plans.  This expense is recorded on a straight-line basis over the option vesting periods.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified retrospective transition method.  Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  Upon adoption, the Company elected to restate all periods presented to include compensation expense for all unvested stock options and share awards.  Accordingly, salaries and related costs for the year ended December 31, 2005 have been increased to include compensation expense for the fair value of stock options and stock purchase rights recognized on a straight line basis over the period they become vested.

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

The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure.  Accordingly, the Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world.  Such hedging activity during 2007, 2006, and 2005 was insignificant.  Net foreign currency gains realized in 2007 were $1,300.  Net foreign currency losses realized in 2006 were $321.  Net foreign currency gains realized in 2005 were $862.  The Company had no foreign currency derivatives outstanding at December 31, 2007 and 2006.

K.                                   Comprehensive Income

Comprehensive income consists of net earnings and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles in the United States, are excluded from net earnings.  For the Company, these consist of foreign currency translation gains and losses and unrealized gains and losses on available-for-sale securities, net of related income tax effects.

Accumulated other comprehensive income consists of the following:

Years ended December 31,	2007	2006
(in thousands)
Foreign currency translation adjustments	$30,971	13,921
Unrealized gain on available-for-sale securities	—	399
	$30,971	14,320

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

N.                                    Reclassifications

Certain prior year amounts have been reclassified to conform with the 2007 presentation.  A minor reclassification was recorded between Accumulated Other Comprehensive Income and Minority Interest.

O.                                    Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted EITF Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, including but not limited to sales and value-added taxes.  In EITF 06-3 a consensus was reached that entities may adopt a policy of presenting these taxes in the income statement on either a gross or net basis. If these taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. The Company presents revenues net of sales and value-added taxes in its consolidated statements of earnings and did not change its policy as a result of the adoption of EITF 06-3. The adoption of EITF 06-3 had no impact on the Company’s consolidated financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), supplemented by FASB Financial Staff Position 157-1 and 2.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 157 beginning in the first quarter of 2008, except for certain nonfinancial assets and liabilities for which it will adopt the provisions of SFAS 157 in the first quarter of 2009.  The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial condition or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 modifies the accounting for changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company is required to and plans to adopt the provisions of SFAS 160 beginning in the first quarter of 2009. While the Company is still assessing the impact of the adoption of SFAS 160, it had minority interest of $17,208 and $16,275 as of December 31, 2007 and December 31, 2006, respectively, that it expects will be reclassified to equity under the provisions of SFAS 160.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 141R beginning in the first quarter of 2009. The Company is currently assessing the impact of the adoption of SFAS 141R. The impact will depend upon the acquisitions, if any, the Company consummates after the effective date.

NOTE 2.	CREDIT ARRANGEMENTS

The Company has a $50,000 United States bank line of credit extending through July 1, 2008.  Borrowings under the line bear interest at LIBOR + .75% (5.35% at December 31, 2007) and are unsecured.  As of December 31, 2007, the entire $50,000 was available and the Company had no borrowings under this line.

The majority of the Company’s foreign subsidiaries maintain bank lines of credit for short-term working capital purposes.  These credit lines are supported by standby letters of credit issued by a United States bank, or guarantees issued by the Company to the foreign banks issuing the credit line.  Lines of credit totaling $19,067 and $19,516 at December 31, 2007 and 2006, respectively, bear interest at rates up to 4% over the foreign banks’ equivalent prime rates.  At December 31, 2007, the Company had no amounts outstanding under these lines and was contingently liable for approximately $74,498 under outstanding standby letters of credit and guarantees.

The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation.  The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

At December 31, 2007, the Company was in compliance with all restrictive covenants of these credit lines and the associated credit facilities, including maintenance of certain minimum asset, working capital and equity balances and ratios.

NOTE 3.	INCOME TAXES

Income tax expense (benefit) for 2007, 2006, and 2005 includes the following components:

	Federal	State	Foreign	Total
2007
Current	$65,799	9,825	85,200	160,824
Deferred	18,274	717	—	18,991
	$84,073	10,542	85,200	179,815
2006
Current	$68,176	9,760	78,553	156,489
Deferred	2,096	2,076	—	4,172
	$70,272	11,836	78,553	160,661
2005
Current	$25,776	6,851	60,438	93,065
Deferred	(2,830)	(870)	—	(3,700)
	$22,946	5,981	60,438	89,365

Income tax expense differs from amounts computed by applying the United States Federal income tax rate of 35% to earnings before income taxes and minority interest as a result of the following:

	2007	2006	2005
Computed “expected” tax expense	$157,386	138,482	100,344
Increase (reduction) in income taxes resulting from:
State income taxes, net of Federal income tax benefit	6,852	7,694	3,888
Nondeductible stock compensation expense, net	11,856	10,426	7,346
IRC 965 tax benefit for repatriated foreign earnings	—	2,328	(21,680)
Other, net	3,721	1,731	(533)
	$179,815	160,661	89,365

In accordance with IRC 965, the Company recorded a one-time tax benefit of $22 million in the fourth quarter of 2005.  In order to qualify for this credit, the Company adopted a plan which required qualified capital expenditures of approximately $105 million.  The Company completed the required capital expenditures during 2006.

The components of earnings before income taxes and minority interest are as follows:

	2007	2006	2005
United States	$117,447	117,725	72,339
Foreign	332,226	277,939	214,358
	$449,673	395,664	286,697

The tax effects of temporary differences, tax credits and operating loss carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are as follows:

Years ended December 31,	2007	2006
Deferred Tax Assets:
Accrued third party charges, deductible for taxes upon economic performance (i.e. actual payment)	$4,567	3,661
Provision for doubtful accounts receivable	2,313	2,348
Excess of financial statement over tax depreciation	5,900	4,474
Retained liability for cargo claims	783	806
Capital loss	844	1,140
Deductible stock compensation expense, net	11,639	12,720
Total gross deferred tax assets	26,046	25,149

Deferred Tax Liabilities:
Unremitted foreign earnings, net of related foreign tax credits	(56,167)	(36,322)
Foreign currency translation adjustment	(16,677)	(7,497)
Other	(457)	(667)
Total gross deferred tax liabilities	$(73,301)	(44,486)

Net deferred tax liabilities	$(47,255)	(19,337)
Current deferred tax assets	$(8,278)	(7,490)
Noncurrent deferred tax liabilities	$(55,533)	(26,827)

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

Based on management’s review of the Company’s tax positions the Company had no significant unrecognized tax benefits as of December 31, 2007 and January 1, 2007.

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

Amounts accrued for the payment of interest and penalties were insignificant at the date of adoption of FIN 48. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the years ended December 31, 2007 and 2006.

NOTE 4.	SHAREHOLDERS’ EQUITY

A.	Stock Repurchase Plans

The Company has a Non-Discretionary Stock Repurchase Plan under which management is authorized to repurchase up to 20,000,000 shares of the Company’s common stock in the open market with the proceeds received from the exercise of Employee and Director Stock Options.  As of December 31, 2007, the Company had repurchased and retired 16,906,236 shares of common stock at an average price of $15.94 per share over the period from 1994 through 2007.

In November 2001, the Board of Directors expanded the Company’s Discretionary Stock Repurchase Plan to allow for the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200,000,000 shares of common stock.  As of December 31, 2007, the Company had repurchased and retired 12,948,579 shares of common stock at an average price of $30.87 per share over the period from 2001 through 2007.

B.	Stock Option Plans

At December 31, 2007, the Company has two stock option plans (the “1985 Plan” and the “2007 Plan”) for employees under which the Board of Directors may grant officers and key employees options to purchase common stock at prices equal to or greater than market value on the date of grant.  On May 2, 2007, the shareholders approved the Company’s 2007 Plan, which made available a total of 3,000,000 shares of the Company’s common stock for purchase upon exercise of options granted under the 2007 Plan.  The 1985 Plan provides for non-qualified grants.  The 2007 Plan provides for qualified and non-qualified grants. Grants under the 2007 Plan are limited to not more than 100,000 shares per person.  No additional shares can be granted under the 2007 Plan after April 30, 2008.  Under the 1985, 1997, 2005, 2006 and 2007 Plans, outstanding options generally vest and become exercisable over periods up to five years from the date of grant and expire no more than 10 years from the date of grant.

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

Details regarding the plans are as follows:

	Unoptioned shares
	1985 Plan	1997 Plan	2005 Plan	2006 Plan	2007 Plan	Directors’ Plan
Balance at December 31, 2004	6,912	952,300	—	—	—	384,000
Options authorized	—	—	1,809,100	—	—	—
Options transferred	—	(1,190,900)	1,190,900	—	—	—
Options granted	—	—	(2,903,250)	—	—	(128,000)
Options forfeited	—	234,800	53,500	—
Options cancelled	—	3,800	—	—	—	—
Balance at December 31, 2005	6,912	—	150,250	—	—	256,000

Options authorized	—	—	—	3,000,000	—	—
Options granted	—	—	—	(2,984,610)	—	(128,000)
Options forfeited	—	—	—	64,300	—	—
Options not granted	—	—	(150,250)	—	—	—
Balance at December 31, 2006	6,912	—	—	79,690	—	128,000

Options authorized	—	—	—	—	3,000,000	—
Options granted	—	—	—	—	(1,803,260)	(128,000)
Options forfeited	—	—	—	—	—	—
Options not granted	—	—	—	(79,690)	—	—
Balance at December 31, 2007	6,912	—	—	—	1,196,740	—

C.	Stock Purchase Plan

In May 2002, the shareholders approved the Company’s 2002 Employee Stock Purchase Plan (“2002 Plan”), which became effective August 1, 2002 upon the expiration of the 1988 Employee Stock Purchase Plan (“1988 Plan”) on July 31, 2002.  In May 2007, the shareholders approved an amendment to the 2002 Plan to increase by 5,000,000 the number of shares of the Company’s common stock available for purchase under the 2002 Plan.  The Company’s amended 2002 Plan provides for 9,305,452 shares of the Company’s common stock, including 305,452 remaining shares transferred from the 1988 Plan, to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year.  The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of (1) 85% of the fair market value of the Company’s stock on July 31 or (2) 85% of the fair market value of the Company’s stock on the preceding August 1.  At December 31, 2007, an aggregate of 3,760,126 shares had been issued under the 2002 Plan and $12,292 had been withheld in connection with the plan year ending July 31, 2008.

D.	Stock Option Activity

The following tables summarize information about fixed-price stock options for the year ended December 31, 2007:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2006	21,896,181	$19.23
Options granted	1,931,260	43.02
Options exercised	(3,978,908)	10.85
Options forfeited	(559,350)	30.13
Options cancelled	(14,375)	16.86
Outstanding at December 31, 2007	19,274,808	$23.03	5.65 years	$418,179
Exercisable at December 31, 2007	10,500,357	$14.29	3.85 years	$320,014

	Unvested Options
	Number of shares	Weighted average fair value per share

Balance at December 31, 2006	10,307,991	$13.98
Options granted	1,931,260	18.49
Options vested	(2,905,450)	9.48
Options forfeited	(559,350)	14.93
Balance at December 31, 2007	8,774,451	$16.40

E.	Share-Based Compensation Expense

As described in Note 1, effective January 1, 2006, the Company adopted SFAS 123R, requiring the recording of compensation expense based on an estimate of the fair value of options awarded under its fixed stock option or employee stock purchase rights plans.  The Company elected to utilize the modified retrospective method of transitioning to SFAS 123R and at the date of adoption the Company restated all prior periods to recognize the required stock compensation expense.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants issued during the years ended December 31, 2007, 2006 and 2005:

	For the years ended December 31,
	2007	2006	2005
Dividend yield	.65%	.51%	.56%
Volatility	31 — 41%	40 — 43%	44 — 49%
Risk-free interest rates	4.69 — 4.96%	4.69 — 5.11%	3.64 — 4.14%
Expected life (years) — stock option plans	6.15 — 8.70	7.14 — 8.89	6.67 — 9.36
Expected life (years) — stock purchase rights plans	1	1	1
Weighted average fair value of stock options granted during the period	$18.49	$22.69	$12.69
Weighted average fair value of stock purchase rights granted during the period	$12.81	$13.27	$7.17

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

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $138 million, $111 million and $76 million, respectively.  The estimated fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was approximately $28 million, $29 million and $28 million, respectively.

As of December 31, 2007, the total unrecognized compensation cost related to unvested stock options and stock purchase rights is $96 million and the weighted average period over which that cost is expected to be recognized is 1.76 years.

                Total stock compensation expense and the total related tax benefit recognized for the years ended December 31, 2007, 2006 and 2005 are as follows:

	For the years ended December 31,
	2007	2006	2005
Stock compensation expense	$44,917	$41,739	$33,457

Recognized tax benefit	$1,714	$1,982	$3,792

Shares issued as a result of stock option exercises and employee stock plan purchases are issued as new shares outstanding by the Company’s transfer agent.

F.             Basic and Diluted Earnings Per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share in 2007, 2006 and 2005.

	Net earnings	Weighted average shares	Earnings per share
2007

Basic earnings per share	$269,154	213,314,761	$1.26
Effect of dilutive potential common shares	—	8,485,107	—
Diluted earnings per share	$269,154	221,799,868	$1.21

2006

Basic earnings per share	$235,094	213,454,579	$1.10
Effect of dilutive potential common shares	—	8,768,733	—
Diluted earnings per share	$235,094	222,223,312	$1.06

2005

Basic earnings per share	$190,436	213,555,102	$.89
Effect of dilutive potential common shares	—	6,675,074	—
Diluted earnings per share	$190,436	220,230,176	$.86

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

Years ended December 31,	2007	2006	2005

Shares	4,760,520	132,510	500

NOTE 5.         FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, other than cash, consist primarily of cash equivalents, short-term investments, accounts receivable, short-term debt, accounts payable and accrued expenses.  The fair values of these financial instruments approximate their carrying amounts based upon market interest rates or their short-term nature.

NOTE 6.         COMMITMENTS

A.            Leases

The Company occupies office and warehouse facilities under terms of operating leases expiring up to 2019.  Total rent expense for 2007, 2006 and 2005 was $48,200, $44,496 and $39,378, respectively.  At December 31, 2007, future minimum annual lease payments under all leases are as follows:

2008	$37,382
2009	20,002
2010	10,827
2011	4,885
2012	2,608
Thereafter	2,685
$78,389

B.            Unconditional Purchase Obligations

The Company enters into short-term agreements with asset-based providers reserving space on a guaranteed basis.  The pricing of these obligations varies to some degree with market conditions.  The Company only enters into agreements that management believes the Company can fulfill with relative ease.  Historically, the Company has not paid for guaranteed space that it has not used. Management believes, in line with historical experience, committed purchase obligations outstanding as of December 31, 2007 of $263,273, will be fulfilled during 2008 in the Company’s ordinary course of business.

C.            Employee Benefits

The Company has employee savings plans under which the Company provides a discretionary matching contribution.   In 2007, 2006, and 2005, the Company’s contributions under the plans were $6,790, $5,814, and $5,183, respectively.

NOTE 7.         CONTINGENCIES

On October 10, 2007, the U. S. Department of Justice (DOJ) issued a subpoena ordering the Company to produce certain information and records relating to an investigation of alleged anti-competitive behavior amongst air cargo freight forwarders.  The Company has retained the services of a law firm to assist in complying with the DOJ’s subpoena. They are also assisting management in conducting a very rigorous self-review.  As part of this process, the Company has met with and continues to co-operate with the DOJ.  As of December 31, 2007, the Company had incurred approximately $3.7 million of legal and associated costs.  The Company expects to incur additional costs during the course of this ongoing investigation, which could include fines and/or penalties if the DOJ concludes that the Company has engaged in anti-competitive behavior.

On January 3, 2008, the Company was named as a defendant, with seven other of the largest European and North American-based global logistics providers, in a Federal antitrust class action lawsuit filed in New York.  The complaint, which purports to be brought on behalf of a class of customers (and has not yet been certified), alleges that the defendants engaged in various forms of anti-competitive practices.  The Company believes that these allegations are without merit and intends to vigorously defend itself.

The Company is involved in other claims and lawsuits which arise in the ordinary course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s operations or financial position.

NOTE 8.         BUSINESS SEGMENT INFORMATION

Financial information regarding the Company’s 2007, 2006, and 2005 operations by geographic area are as follows:

	United States	Other North America	Asia	Europe	Australasia	Latin America	Middle East	Elimi-nations	Consoli- dated
2007
Revenues from unaffiliated customers	$1,069,734	134,436	2,959,873	684,661	71,091	79,314	236,062	—	5,235,171

Transfers between geographic areas	105,263	9,030	18,234	36,563	7,854	11,640	13,883	(202,467)	—
Total revenues	$1,174,997	143,466	2,978,107	721,224	78,945	90,954	249,945	(202,467)	5,235,171

Net revenues	$586,938	65,534	402,613	245,761	42,044	42,920	67,151	—	1,452,961
Operating income	$120,311	15,893	197,017	50,762	11,913	9,958	17,546	—	423,400
Identifiable assets at year end	$939,203	72,150	422,038	443,758	34,174	46,492	100,934	10,316	2,069,065
Capital expenditures	$25,437	1,899	41,773	7,879	1,420	1,259	3,119	—	82,786
Depreciation and amortization	$21,204	1,321	4,917	7,759	922	1,523	1,657	—	39,303
Equity	$1,371,296	32,309	306,115	156,349	19,410	25,341	48,477	(732,726)	1,226,571

2006
Revenues from unaffiliated customers	$940,186	120,381	2,616,098	618,999	54,948	67,463	215,912	—	4,633,987

Transfers between geographic areas	109,552	7,956	16,228	32,595	6,383	8,368	11,293	(192,375)	—
Total revenues	$1,049,738	128,337	2,632,326	651,594	61,331	75,831	227,205	(192,375)	4,633,987

Net revenues	$533,060	61,531	359,613	216,110	32,894	32,931	54,821	—	1,290,960
Operating income	$102,041	15,433	178,265	48,366	8,887	7,519	14,605	—	375,116
Identifiable assets at year end	$906,256	62,584	360,904	363,332	26,055	33,273	67,794	2,140	1,822,338
Capital expenditures	$121,005	820	8,269	6,086	446	1,205	1,633	—	139,464
Depreciation and amortization	$18,533	1,339	5,108	6,739	785	1,548	1,396	—	35,448
Equity	$1,215,454	26,160	249,017	117,738	14,844	16,133	31,570	(600,825)	1,070,091

2005
Revenues from unaffiliated customers	$764,848	98,369	2,224,313	534,897	48,234	58,976	174,157	—	3,903,794

Transfers between geographic areas	87,778	5,588	13,280	24,923	5,920	7,416	8,406	(153,311)	—
Total revenues	$852,626	103,957	2,237,593	559,820	54,154	66,392	182,563	(153,311)	3,903,794

Net revenues	$434,543	50,823	296,925	179,238	30,135	26,772	43,186	—	1,061,622
Operating income	$61,245	11,273	147,130	30,179	7,956	5,698	7,572	—	271,053
Identifiable assets at year end	$805,273	51,312	322,391	294,555	21,681	26,639	47,009	(2,816)	1,566,044
Capital expenditures	$78,668	882	3,374	4,534	1,084	1,290	949	—	90,781
Depreciation and amortization	$15,077	1,484	4,759	6,107	830	1,198	1,433	—	30,888
Equity	$1,021,761	17,329	205,027	75,146	11,108	10,679	22,030	(436,698)	926,382

The Company charges its subsidiaries and affiliates for services rendered in the United States on a cost recovery basis.

No single country outside the United States represented more than 10% of the Company’s total revenue, net revenue or total identifiable assets in any period presented except as noted in the table below.

	2007		2006		2005
Total revenues:
Hong Kong	14%		15%		15%
People’s Republic of China	24%		21%		21%

Net revenues:
Hong Kong	—	*	—	*	— *
People’s Republic of China	—	*	—	*	12%

*Represents less than 10% in the period presented.

NOTE 9.         QUARTERLY RESULTS (UNAUDITED)

	1st	2nd	3rd	4th
2007
Revenues	$1,118,946	1,258,618	1,411,025	1,446,582
Net revenues	334,136	354,574	384,810	379,441
Net earnings	59,288	65,489	74,320	70,057
Diluted earnings per share	.27	.30	.34	.32
Basic earnings per share	.28	.31	.35	.33

2006
Revenues	$1,026,537	1,131,441	1,231,660	1,244,348
Net revenues	298,142	315,687	341,275	335,855
Net earnings	52,352	56,329	63,803	62,610
Diluted earnings per share	.24	.25	.29	.28
Basic earnings per share	.25	.26	.30	.29

Net revenues are determined by deducting freight consolidation costs from total revenues.  The sum of quarterly per share data may not equal the per share total reported for the year.

All share and per share information have been adjusted to reflect a 2-for-1 stock split effected in June 2006.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

ANNUAL REPORT

ON

FORM 10-K

FOR FISCAL YEAR ENDED

DECEMBER 31, 2007

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description

10.50	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2007 Incentive Stock Option Plan.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.