Form 10-Q
period 2008-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2008-05-09
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No  ☒

At May 7, 2008, the number of shares outstanding of the issuer’s Common Stock was 213,294,318.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share data)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets

Current assets:
Cash and cash equivalents	$740,966	$574,599
Short-term investments	606	674
Accounts receivable, less allowance for doubtful accounts of $14,465 at March 31, 2008 and $14,830 at December 31, 2007	878,191	933,519
Deferred Federal and state income taxes	7,185	8,278
Other	19,117	17,627
Total current assets	1,646,065	1,534,697

Property and equipment, less accumulated depreciation and amortization of $224,696 at March 31, 2008 and $214,223 at December 31, 2007	500,845	497,892
Goodwill, net	7,927	7,927
Other intangibles, net	7,710	7,832
Other assets, net	21,156	20,717

	$2,183,703	$2,069,065

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term debt	748	—
Accounts payable	615,800	613,108
Accrued expenses, primarily salaries and related costs	145,598	129,669
Federal, state and foreign income taxes	36,812	26,976
Total current liabilities	798,958	769,753

Deferred Federal and state income taxes	67,566	55,533

Minority interest	17,367	17,208

Shareholders’ equity:
Preferred stock, par value $.01 per share.
Authorized 2,000,000 shares; none issued	—	—

Common stock, par value $.01 per share.
Authorized 320,000,000 shares; issued and outstanding 212,995,326 shares at March 31, 2008, and 212,996,776 shares at December 31, 2007	2,130	2,130
Additional paid-in capital	48,788	50,006
Retained earnings	1,209,937	1,143,464
Accumulated other comprehensive income	38,957	30,971

Total shareholders’ equity	1,299,812	1,226,571

Commitments and contingencies
	$2,183,703	$2,069,065

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings
(In thousands, except share data)

(Unaudited)

	Three months ended March 31,
	2008	2007

Revenues:
Airfreight	$599,763	$517,205
Ocean freight and ocean services	446,792	375,202
Customs brokerage and other services	260,766	226,539

Total revenues	1,307,321	1,118,946

Operating expenses:
Airfreight consolidation	461,099	389,644
Ocean freight consolidation	360,440	298,891
Customs brokerage and other services	111,454	96,275
Salaries and related costs	205,815	182,761
Rent and occupancy costs	19,435	16,667
Depreciation and amortization	9,772	9,575
Selling and promotion	9,504	9,096
Other	24,238	21,512
Total operating expenses	1,201,757	1,024,421

Operating income	105,564	94,525

Interest expense	(71)	(14)
Interest income	4,964	5,219
Other, net	1,274	755

Other income, net	6,167	5,960

Earnings before income taxes and minority interest	111,731	100,485
Income tax expense	45,210	41,160

Net earnings before minority interest	66,521	59,325

Minority interest	(49)	(37)

Net earnings	$66,472	$59,288

Diluted earnings per share	$.30	$.27

Basic earnings per share	$.31	$.28

Weighted average diluted shares outstanding	220,437,979	222,842,546

Weighted average basic shares outstanding	213,062,231	213,428,221

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three months ended March 31,
	2008	2007
Operating activities:
Net earnings	$66,472	$59,288
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	(177)	514
Deferred income tax expense	8,826	5,468
Excess tax benefits from stock plans	(1,506)	(16,332)
Stock compensation expense	11,280	11,460
Depreciation and amortization	9,772	9,575
Gain on sale of property and equipment	(575)	(123)
Minority interest in earnings of consolidated entities	49	37
Other	417	334
Changes in operating assets and liabilities:
Decrease in accounts receivable	59,754	57,701
Decrease (increase) in other current assets	55	(677)
Increase (decrease) in accounts payable and other current liabilities	15,078	(13,635)
Increase in income taxes payable, net	9,260	2,469

Net cash provided by operating activities	178,705	116,079

Investing activities:
Decrease in short-term investments	47	86
Purchase of property and equipment	(10,210)	(13,438)
Proceeds from sale of property and equipment	42	379
Other	363	(340)

Net cash used in investing activities	(9,758)	(13,313)

Financing activities:
Net distributions to minority interests	(107)	—
Borrowings of short-term debt, net	810	220
Proceeds from issuance of common stock	4,614	15,266
Repurchases of common stock	(18,618)	(72,398)
Excess tax benefits from stock plans	1,506	16,332

Net cash used in financing activities	(11,795)	(40,580)

Effect of exchange rate changes on cash	9,215	3,272

Increase in cash and cash equivalents	166,367	65,458
Cash and cash equivalents at beginning of period	574,599	511,358
Cash and cash equivalents at end of period	$740,966	$576,816

Interest and taxes paid:
Interest	$71	$11
Income taxes	24,272	33,033

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(in thousands, except share data)

(Unaudited)

Note 1.  Summary of Significant Accounting Policies

The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about February 29, 2008.

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

The components of total comprehensive income for interim periods are presented in the following table:

	Three months ended March 31,
	2008	2007

Net earnings	$66,472	$59,288

Foreign currency translation adjustments net of tax of $(4,300) and $(890)	7,986	1,652
Unrealized loss on securities net of tax of $0 and $12	—	(19)

Total comprehensive income	$74,458	$60,921

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

Financial information regarding the Company’s operations by geographic area for the three months ended March 31, 2008 and 2007 are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	ASIA	EUROPE	AUSTRALASIA	LATIN AMERICA	MIDDLE EAST	ELIMI- NATIONS	CONSOLI- DATED
Three months ended March 31, 2008:

Revenues from unaffiliated customers	$297,946	35,069	679,850	185,564	19,839	21,860	67,193	—	1,307,321
Transfers between geographic areas	24,081	2,073	5,111	10,502	2,134	3,307	3,997	(51,205)	—

Total revenues	$322,027	37,142	684,961	196,066	21,973	25,167	71,190	(51,205)	1,307,321

Net revenues	$149,055	16,674	98,741	65,773	11,699	12,645	19,741	—	374,328
Operating income	$32,539	3,131	46,021	12,437	3,472	3,263	4,701	—	105,564
Identifiable assets at quarter end	$999,281	70,349	465,935	444,133	36,072	52,824	109,713	5,396	2,183,703
Capital expenditures	$3,636	336	3,303	1,610	194	271	860	—	10,210
Depreciation and amortization	$5,346	312	1,254	1,768	249	315	528	—	9,772
Equity	$1,437,355	34,711	355,801	171,294	23,068	27,142	52,381	(801,940)	1,299,812

Three months ended March 31, 2007:

Revenues from unaffiliated customers	$245,725	28,086	602,031	156,379	14,783	19,371	52,571	—	1,118,946
Transfers between geographic areas	22,498	1,978	3,980	7,761	1,697	2,506	3,423	(43,843)	—

Total revenues	$268,223	30,064	606,011	164,140	16,480	21,877	55,994	(43,843)	1,118,946

Net revenues	$135,467	14,700	93,153	56,027	8,927	9,795	16,067	—	334,136
Operating income	$28,063	2,729	44,884	10,151	2,404	2,052	4,242	—	94,525
Identifiable assets at quarter end	$878,559	62,270	395,634	361,557	27,678	38,209	75,262	(2,370)	1,836,799
Capital expenditures	$8,705	324	1,333	1,385	694	495	502	—	13,438
Depreciation and amortization	$5,169	331	1,375	1,737	200	400	363	—	9,575
Equity	$1,239,866	29,120	285,593	126,658	17,169	17,481	36,299	(650,659)	1,101,527

Note 4.  Basic and Diluted Earnings per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2008

Basic earnings per share	$66,472	213,062,231	$.31
Effect of dilutive potential common shares	—	7,375,748	—

Dilutive earnings per share	$66,472	220,437,979	$.30

2007

Basic earnings per share	$59,288	213,428,221	$.28
Effect of dilutive potential common shares	—	9,414,325	—

Dilutive earnings per share	$59,288	222,842,546	$.27

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	For the three months ended March 31,
	2008	2007

Shares	4,708,895	3,011,960

Note 5.  Shareholders’ Equity

Stock Option Plans and Stock Purchase Plan

The Company provides compensation benefits by granting stock options to its employees and directors and employee stock purchase rights to its employees. The Company recognizes compensation expense based on the estimated fair value of options awarded under its fixed stock option and employee stock purchase rights plans.  The stock compensation expense is recognized on a straight-line basis over the period stock options become vested.  The Company’s annual grant of option awards generally takes place during the second quarter of each fiscal year and no grants were made in the quarters ended March 31, 2008 and 2007. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are generally made in the third quarter of each fiscal year and none were issued in the quarters ended March 31, 2008 and 2007.

Total stock compensation expense and the total related tax benefit recognized in the three months ended March 31, 2008 and 2007 are as follows:

	For the three months ended March 31,
	2008	2007

Stock compensation expense	$11,280	11,460

Recognized tax benefit	363	588

Note 6.  Income Taxes

Based on management’s review of the Company’s tax positions the Company had no significant unrecognized tax benefits as of March  31, 2008 and December 31, 2007.

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

The Company recognizes interest expense related to unrecognized tax benefits or underpayment of income taxes in interest expense and recognizes penalties in operating expenses. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the three months ended March 31, 2008 and 2007.

Note 7.  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), supplemented by FASB Financial Staff Position 157-1 and 2.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 157 beginning in the first quarter of 2008, except for certain nonfinancial assets and liabilities for which it will adopt the provisions of SFAS 157 in the first quarter of 2009.  The adoption of SFAS 157 had no material impact on the Company’s consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  Under the provisions of SFAS 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis.  Changes in fair value will be recognized in earnings each reporting period.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted the provisions of SFAS 159 beginning in the first quarter of 2008. The adoption of SFAS 159 had no material impact on the Company’s consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 modifies the accounting for changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company is required to and plans to adopt the provisions of SFAS 160 beginning in the first quarter of 2009. While the Company is still assessing the impact of the adoption of SFAS 160, it had minority interest of $17,367 as of March 31, 2008 and $17,208 as of December 31, 2007, that it expects will be reclassified to equity under the provisions of SFAS 160.

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

Note 8. Contingencies

On October 10, 2007, the U. S. Department of Justice (DOJ) issued a subpoena ordering the Company to produce certain information and records relating to an investigation of alleged anti-competitive behavior amongst air cargo freight forwarders.  The Company has retained the services of a law firm to assist in complying with the DOJ’s subpoena. They are also assisting management in conducting a very rigorous self-review.  As part of this process, the Company has met with and continues to co-operate with the DOJ.  As of March 31, 2008, the Company had incurred approximately $6.6 million of legal and associated costs.  The Company expects to incur additional costs during the course of this on-going investigation, which could include fines and/or penalties if the DOJ concludes that the Company has engaged in anti-competitive behavior and such fines and/or penalties could have a material impact on the Company’s financial condition, results of operations and operating cash flows.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

Certain portions of this report on Form 10-Q including the section entitled “Currency and Other Risk Factors” and “Liquidity and Capital Resources” contain forward-looking statements, which must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements.  In addition to risk factors identified elsewhere in this report, attention should be given to the factors identified and discussed in the report on Form 10-K filed on or about February 29, 2008.

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

In terms of the opportunities, challenges and risks that management is focused on in 2008, the Company operates in 61 countries throughout the world in the competitive global logistics industry and Company activities are tied directly to the global economy.  From the inception of the Company, management has believed that the elements required for a successful global service organization can only be assured through recruiting, training, and ultimately retaining superior personnel.  The Company’s greatest challenge is now and always has been perpetuating a consistent global culture which demands:

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

•      calculation of share-based compensation expense.

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

As described in Note 5 in the condensed consolidated financial statements in this quarterly report, the Company accounts for share-based compensation based on an estimate of the fair value of options granted to employees and directors under the Company’s stock option and employee stock purchase plans.  This expense is recorded on a straight-line basis over the option vesting periods.

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

For the three month periods ended March 31, 2008 and 2007, no options were granted by the Company.

Management believes that the assumptions used are appropriate based upon the Company’s historical and currently expected future experience.  Looking to future events, management has been strongly influenced by historical patterns which may not be valid predictors of future developments and any future deviation may be material.

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

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three-month periods ended March 31, 2008 and 2007, expressed as percentages of net revenues.  Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended March 31,
	2008		2007
	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)

Net revenues:
Airfreight	$138,664	37%	$127,561	38%
Ocean freight and ocean services	86,352	23	76,311	23
Customs brokerage and other services	149,312	40	130,264	39

Net revenues	374,328	100	334,136	100

Overhead expenses:
Salaries and related costs	205,815	55	182,761	55
Other	62,949	17	56,850	17

Total overhead expenses	268,764	72	239,611	72

Operating income	105,564	28	94,525	28
Other income, net	6,167	2	5,960	2

Earnings before income taxes and minority interest	111,731	30	100,485	30
Income tax expense	45,210	12	41,160	12

Net earnings before minority interest	66,521	18	59,325	18
Minority interest	(49)	—	(37)	—

Net earnings	$66,472	18%	$59,288	18%

Airfreight net revenues increased 9% for the three month period ended March 31, 2008, as compared with the same period for 2007.  The increase in airfreight net revenues was primarily due to an 8% increase in airfreight tonnages handled by the Company during the first quarter of 2008, as compared with the same period of 2007.  The Company’s North American export airfreight net revenues increased 10% in the first quarter of 2008, as compared to the same period for 2007, primarily the result of increased market share attributable to focused sales activity.  Airfreight net revenues from Europe increased 18% while airfreight net revenues from Asia remained essentially flat, for the three month period ended March 31, 2008.  The increase in Europe is a result of tonnage increases of 4% combined with a net revenue per kilo increase of 9%.  Airfreight tonnages from Asia increased 5% while net revenue per kilo decreased 5%.

Ocean freight and ocean services net revenues increased 13% during the first quarter of 2008, as compared with the same period in 2007.  Ocean freight net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management.  The majority of the Company’s ocean freight net revenue is derived from ocean freight consolidation which represented 58% of ocean freight net revenue for the three months ended March 31, 2008 and 59% for the same period in 2007.  Ocean freight consolidation net revenue grew at a rate of 11% during the first quarter of 2008, as compared to the same period for 2007, while the other services, ocean forwarding and order management, which are primarily fee based, grew at rates of 14% and 18%, respectively, for the same period.  Ocean freight consolidation volumes, measured in terms of forty-foot container equivalent units (FEUs), increased 8% in the first quarter 2008, as compared with the same period for 2007 while net revenue per container, on an aggregate basis, increased 5% for the same period.  The dynamics of these increases in ocean net revenues is a combination of the Company’s response to market demand with aggressive sales efforts and pricing strategies necessary to expand market share.

The Company’s North American ocean freight net revenues increased 7% in the first quarter of 2008, as compared with the same period for 2007.  Ocean freight net revenues for Asia increased 20% while ocean freight net revenues for Europe increased 14% for the three months ended March 31, 2008, as compared to the same period for 2007.  The increase in European ocean freight net revenue during the quarter is primarily a result of increased imports driven by more focused sales coordination between the Company’s Asian and European offices.  This increase continued to be influenced by the relative strength of European currencies.  The increase in Asian ocean freight net revenue is a result of increases in container counts to North America and Europe.

Customs brokerage and other services net revenues increased 15% for the three month period ended March 31, 2008, as compared with the same period for 2007, as a result of the Company’s focused marketing efforts and continued emphasis on providing high quality service.  Consolidation within the customs brokerage market has also contributed to this increase as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program.  In addition, increased focus on regulatory compliance continues to provide opportunities for the Company to expand its customs brokerage services.

Salaries and related costs increased 13% during the three month period ended March 31, 2008, as compared with the same period in 2007, as a result of (1) the Company’s increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels.

The effects of including stock-based compensation expense in salaries and related costs for the three-months ended March 31, 2008 and 2007 are as follows:

	Three months ended March 31,
	2008	2007

Salaries and related costs	$205,815	$182,761

As a % of net revenue	55.0%	54.7%

Stock compensation expense	$11,280	$11,460

As a % of salaries and related costs	5.5%	6.3%

As a % of net revenue	3.0%	3.4%

Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits.  Management believes that the growth in revenues, net revenues and net earnings, for the three month period ended March 31, 2008, are a result of the incentives inherent in the Company’s compensation program.

Other overhead expenses increased 11% for the three month period ended March 31, 2008, as compared with the same period in 2007, as rent expense, communications expense, process improvement and training expenses, and other costs expanded to accommodate the Company’s growing operations.  Also, legal and related expenses during this same period increased approximately $2 million, primarily as a result of the Department of Justice’s (“DOJ”) ongoing investigation of air cargo freight forwarders as described further in Part II – Item 1 of this report on Form 10-Q entitled “Legal Proceedings”.  The Company will continue to incur substantial legal costs, which could include fines and/or penalties, until this investigation is concluded.  If the DOJ concludes that the Company has engaged in anti-competitive behavior, such fines and/or penalties could have a material impact on the Company’s financial condition, results of operations and operating cash flows.  Other overhead expenses remained constant as a percentage of net revenues for the three-month period ended March 31, 2008, as compared with the same period in 2007.

Other income, net, increased 3% and remained constant as a percentage of net revenues for the three-month period ended March 31, 2008, as compared with the same period in 2007.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations.  The Company’s consolidated effective income tax rate for the three months ended March 31, 2008 of 40.46% decreased slightly when compared with the 40.96% rate for the same period in 2007.  The lower consolidated effective income tax rate for 2008 as compared to 2007 is partially the result of a higher net tax benefit received for stock options during the first quarter of 2008 than was realized during the first quarter of 2007.

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

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents.  The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses.  Any such hedging activity during the three months ended March 31, 2008 and 2007 was insignificant.  During the three months ended March 31, 2008 and 2007, the Company realized net foreign exchange losses of approximately $544 and $110, respectively.  The Company had no foreign currency derivatives outstanding at March 31, 2008 and 2007.

Sources of Growth

During the first quarter of 2008, the Company opened four full-service offices (–) and two satellite offices (+), as follows:

Asia	Middle East	North America
Fuzhou, People’s Republic of China –	Damman, Kingdom of Saudi Arabia –	Raleigh, North Carolina –
Coimbatore, India+
Kolkata, India +
Manama, Kingdom of Bahrain –

(1)  Damman, Saudi Arabia converted from a satellite to a full-service office.

(2)  Coimbatore, India is a satellite office of Chennai.

(3)  Kolkata, India is a satellite office of Delhi.

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

Internal Growth - Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year.  The table below presents “same store” comparisons for the first quarter of 2008 (which is the measure of any increase from the same period of 2007) and for the first quarter of 2007 (which measures growth over 2006).

	For the three months ended March 31,
	2008	2007

Net revenue	12%	12%
Operating income	12%	11%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities.  Net cash provided by operating activities for the three months ended March 31, 2008, was approximately $179 million, as compared with $116 million for the same period of 2007.  This $63 million increase is principally due to an increase in accounts payable and other current liabilities as a result of the timing of disbursements.

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

As a customs broker, the Company makes significant 5-10 business day cash advances for certain of its customers’ obligations such as the payment of duties to the Customs and Border Protection of the Department of Homeland Security.  These advances are made as an accommodation for a select group of credit-worthy customers.  Cash advances are a “pass through” and are not recorded as a component of revenue or expense.  The billings of such advances to customers are accounted for as a direct increase in accounts receivable to the customer and a corresponding increase in accounts payable to governmental customs authorities.  As a result of these “pass through” billings, the conventional Days Sales Outstanding or DSO calculation does not directly measure collection efficiency.

Cash used in investing activities for the three months ended March 31, 2008, was $10 million, as compared with $13 million during the same period of 2007.  The largest use of cash in investing activities is cash paid for capital expenditures.  As a non-asset based provider of integrated logistics services, the Company does not own any physical means of transportation (i.e., airplanes, ships, trucks, etc.).  However, the Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight.  The Company routinely invests in technology, office furniture and equipment and leasehold improvements.  In the first quarter of 2008, the Company made capital expenditures of $10 million, as compared with $13 million for the same period in 2007.  Capital expenditures in the first quarter of 2008 and 2007 related primarily to investments in technology, office furniture and equipment building improvements and leasehold improvements.  The Company currently expects to spend approximately $71 million for normal capital expenditures in 2008. In addition to property and equipment, normal capital expenditures include leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures.  Total capital expenditures in 2008 are currently estimated to be $85 million.  This includes normal capital expenditures as noted above, plus additional real estate acquisitions and development.

Cash used in financing activities during the first quarter of 2008 was $12 million as compared with $41 million during the first quarter of 2007.  The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market.  The Company follows a policy of repurchasing stock to limit growth in issued and outstanding shares as a result of stock option exercises.  The decrease in cash used in financing activities during the first quarter of 2008 compared with the same period in 2007 is primarily the result of this policy and of fewer stock option exercises in the first quarter of 2008 when compared to the same period in 2007.

At March 31, 2008, working capital was $847 million, including cash and short-term investments of $742 million.  The Company had no long-term debt at March 31, 2008.

The Company maintains international and domestic unsecured bank lines of credit.  At March 31, 2008, the United States facility totaled $50 million and international bank lines of credit, excluding the U.K. bank facility, totaled $18 million.  In addition, the Company maintains a bank facility with its U.K. bank for $14 million which is available for issuances of standby letters of credit.  At March 31, 2008, the Company had $748 outstanding on these lines of credit and was contingently liable for $81 million from standby letters of credit and guarantees related to these lines of credit and other obligations.  The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation.  The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At March 31, 2008, cash and cash equivalent balances of $464 million were held by the Company’s non-United States subsidiaries, of which $56 million was held in banks in the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% weakening of the U.S. dollar, throughout the three months ended March 31, 2008, would have had the effect of raising operating income approximately $8 million.  An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $7 million.  This analysis does not take in to account changes in shipping patterns based upon this hypothetical currency fluctuation.  For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

As of March 31, 2008, the Company had approximately $3 million of net unsettled intercompany transactions.  The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely.  Any such hedging activity during the three months ended March 31, 2008, was insignificant.  During the three months ended March 31, 2008 and 2007, the Company realized net foreign exchange losses of $544 and $110, respectively.  The Company had no foreign currency derivatives outstanding at March 31, 2008 and 2007.  The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings.  The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At March 31, 2008, the Company had cash and cash equivalents and short-term investments of $742 million, of which $529 million was invested at various short-term market interest rates.  The Company had short-term borrowings of $748 at March 31, 2008.  A hypothetical change in the interest rate of 10% would not have a significant impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure in the first quarter of 2008.

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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On October 10, 2007, the U. S. Department of Justice (DOJ) issued a subpoena ordering the Company to produce certain information and records relating to an investigation of alleged anti-competitive behavior amongst air cargo freight forwarders.  The Company has retained the services of a law firm to assist in complying with the DOJ’s subpoena. They are also assisting management in conducting a very rigorous self-review.  As part of this process, the Company has met with and continues to co-operate with the DOJ.  As of March 31, 2008, the Company had incurred approximately $6.6 million of legal and associated costs.  The Company expects to incur additional costs during the course of this on-going investigation, which could include fines and/or penalties if the DOJ concludes that the Company has engaged in anti-competitive behavior and such fines and/or penalties could have a material impact on the Company’s financial condition, results of operations and operating cash flows.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the report on Form 10-K filed on or about February 29, 2008, except for noting that any fines or penalties that could be levied by the DOJ in the event the DOJ concludes the Company has engaged in anti-competitive behavior could have a material impact on the Company’s financial condition, results of operations and operating cash flows.

RISK FACTOR	DISCUSSION AND POTENTIAL SIGNIFICANCE
Litigation/Investigations

As a multinational corporation, the Company is subject to formal or informal investigations or litigation from governmental authorities in the countries in which it does business. The Company is currently subject to, and is cooperating fully with, an investigation by the U.S. Department of Justice (DOJ) of air cargo freight forwarders. This investigation may require further management time and cause the Company to incur substantial additional legal and related costs, which could include fines and/or penalties if the DOJ concludes that the Company has engaged in anti-competitive behavior and such fines and/or penalties could have a material impact on the Company’s financial condition, results of operations and operating cash flows. The Company may be subject to other civil litigation arising from this investigation, including but not limited to shareholder class action lawsuits and derivative claims made on behalf of the Company. In addition, the Company has been named as a defendant in a Federal anti-trust class action lawsuit filed in New York and will incur additional costs related to defending itself in these proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2008	241	$45.62	241	16,158,766
February 1-29, 2008	222,921	41.93	222,921	16,187,861
March 1-31, 2008	204,285	45.32	204,285	15,982,432
Total	427,447	$43.56	427,447	15,982,432

In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan.  This plan was amended in February 2001 to increase the authorization to repurchase up to 20 million shares of the Company’s common stock.

This authorization has no expiration date.  This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995.  In the first quarter of 2008, 106,658 shares were repurchased under the Non-Discretionary Stock Repurchase Plan.

In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200 million shares of common stock.  The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases.  This authorization has no expiration date.  This plan was announced on November 13, 2001.  In the first quarter of 2008, 320,789 shares were repurchased under the Discretionary Stock Repurchase Plan.  These discretionary repurchases were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises.

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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

May 9, 2008	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer
(Principal Executive Officer)

May 9, 2008	/s/ R. JORDAN GATES
R. Jordan Gates, President and Chief Operating Officer
(Principal Financial and Accounting Officer)

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Form 10-Q Index and Exhibits

March 31, 2008

Exhibit Number	Description

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002