Form 10-Q
period 2008-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2008-08-08
CIK 746515

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

At August 4, 2008, the number of shares outstanding of the issuer’s Common Stock was 213,054,998.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share data)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets

Current assets:
Cash and cash equivalents	$703,488	$574,599
Short-term investments	410	674
Accounts receivable, less allowance for doubtful accounts of $13,822 at June 30, 2008 and $14,830 at December 31, 2007	982,725	933,519
Deferred Federal and state income taxes	7,885	8,278
Other	53,456	17,627
Total current assets	1,747,964	1,534,697

Property and equipment, less accumulated depreciation and amortization of $231,503 at June 30, 2008 and $214,223 at December 31, 2007	505,263	497,892
Goodwill, net	7,927	7,927
Other intangibles, net	7,216	7,832
Other assets, net	21,334	20,717

	$2,289,704	$2,069,065

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	682,409	613,108
Accrued expenses, primarily salaries and related costs	158,427	129,669
Federal, state and foreign income taxes	31,343	26,976
Total current liabilities	872,179	769,753

Deferred Federal and state income taxes	76,923	55,533

Minority interest	18,050	17,208

Shareholders’ equity:
Preferred stock, par value $.01 per share
Authorized 2,000,000 shares; none issued	—	—

Common stock, par value $.01 per share
Authorized 320,000,000 shares; issued and outstanding 212,995,326 shares at June 30, 2008, and 212,996,776 shares at December 31, 2007	2,130	2,130
Additional paid-in capital	32,567	50,006
Retained earnings	1,247,023	1,143,464
Accumulated other comprehensive income	40,832	30,971

Total shareholders’ equity	1,322,552	1,226,571

Commitments and contingencies

	$2,289,704	$2,069,065

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings
(In thousands, except share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenues:
Airfreight	$658,882	$564,471	$1,258,645	$1,081,676
Ocean freight and ocean services	516,473	450,431	963,265	825,633
Customs brokerage and other services	278,900	243,716	539,666	470,255

Total revenues	1,454,255	1,258,618	2,761,576	2,377,564

Operating expenses:
Airfreight consolidation	517,683	437,446	978,782	827,090
Ocean freight consolidation	419,767	364,917	780,207	663,808
Customs brokerage and other services	119,480	101,681	230,934	197,956
Salaries and related costs	215,535	197,393	421,350	380,154
Rent and occupancy costs	19,374	15,744	38,809	32,411
Depreciation and amortization	10,056	10,275	19,828	19,850
Selling and promotion	9,744	9,581	19,248	18,677
Other	29,645	19,843	53,883	41,355
Total operating expenses	1,341,284	1,156,880	2,543,041	2,181,301

Operating income	112,971	101,738	218,535	196,263

Interest expense	(75)	118	(146)	104
Interest income	4,915	5,531	9,879	10,750
Other, net	(162)	1,675	1,112	2,430

Other income, net	4,678	7,324	10,845	13,284

Earnings before income taxes and minority interest	117,649	109,062	229,380	209,547
Income tax expense	46,043	43,315	91,253	84,475

Net earnings before minority interest	71,606	65,747	138,127	125,072

Minority interest	(357)	(258)	(406)	(295)

Net earnings	$71,249	$65,489	$137,721	$124,777

Diluted earnings per share	$.32	$.30	$.62	$.56

Basic earnings per share	$.33	$.31	$.65	$.58

Dividends declared and paid per common share	$.16	$.14	$.16	$.14

Weighted average diluted shares outstanding	220,515,987	221,716,414	220,490,452	222,283,372

Weighted average basic shares outstanding	213,275,229	213,251,710	213,168,730	213,339,478

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Operating activities:
Net earnings	$71,249	$65,489	$137,721	$124,777
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	(396)	(869)	(573)	(355)
Deferred income tax expense	7,647	6,772	16,473	12,240
Excess tax benefits from stock plans	(7,889)	(5,291)	(9,395)	(21,623)
Stock compensation expense	11,323	12,043	22,603	23,503
Depreciation and amortization	10,056	10,275	19,828	19,850
Gain on sale of property and equipment	(30)	(79)	(605)	(202)
Minority interest in earnings of consolidated entities	357	258	406	295
Other	515	354	932	688
Changes in operating assets and liabilities:
Increase in accounts receivable	(91,778)	(70,962)	(32,024)	(13,261)
Decrease (increase) in other current assets	622	173	677	(504)
Increase in accounts payable and other current liabilities	67,024	76,080	82,102	62,445
Decrease in income taxes payable, net	(32,697)	(7,311)	(23,437)	(4,842)

Net cash provided by operating activities	36,003	86,932	214,708	203,011

Investing activities:
Decrease in short-term investments	169	76	216	162
Purchase of property and equipment	(14,316)	(12,904)	(24,526)	(26,342)
Proceeds from sale of property and equipment	139	119	181	498
Prepayment on long-term land lease	—	(2,848)	—	(2,848)
Deposit on building purchase	—	(5,056)	—	(5,056)
Other	(308)	(1,188)	55	(1,528)

Net cash used in investing activities	(14,316)	(21,801)	(24,074)	(35,114)

Financing activities:
Net distributions to minority interests	—	(316)	(107)	(316)
(Repayments) borrowings of short-term debt, net	(810)	(17)	—	203
Proceeds from issuance of common stock	15,537	12,602	20,151	27,868
Repurchases of common stock	(50,970)	(56,597)	(69,588)	(128,995)
Excess tax benefits from stock plans	7,889	5,291	9,395	21,623
Dividends paid	(34,163)	(29,902)	(34,163)	(29,902)

Net cash used in financing activities	(62,517)	(68,939)	(74,312)	(109,519)

Effect of exchange rate changes on cash	3,352	2,034	12,567	5,306

(Decrease) increase in cash and cash equivalents	(37,478)	(1,774)	128,889	63,684
Cash and cash equivalents at beginning of period	740,966	576,816	574,599	511,358
Cash and cash equivalents at end of period	$703,488	$575,042	$703,488	$575,042

Interest and taxes paid:
Interest	$75	$127	$146	$138
Income taxes	67,613	41,279	91,885	74,312

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

The components of total comprehensive income for interim periods are presented in the following table:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007

Net earnings	$71,249	$65,489	$137,721	$124,777

Foreign currency translation adjustments net of tax of $(1,010) and $(2,425) for the 3 months ended June 30, 2008 and 2007, and $(5,310) and $(3,315) for the 6 months ended June 30, 2008 and 2007.	1,875	4,504	9,861	6,156
Unrealized gain (loss) on securities net of tax of $0 and $(12) for the 3 months ended June 30, 2008 and 2007, and $0 and $1 for the 6 months ended June 30, 2008 and 2007.	—	18	—	(1)

Total comprehensive income	$73,124	$70,011	$147,582	$130,932

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

Financial information regarding the Company’s operations by geographic area for the three and six-months ended June 30, 2008 and 2007 are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	ASIA	EUROPE	AUSTRAL- ASIA	LATIN AMERICA	MIDDLE EAST	ELIMI- NATIONS	CONSOLI- DATED
Three months ended June 30, 2008:

Revenues from unaffiliated customers	$320,278	41,397	768,086	209,297	23,407	24,626	67,164	—	1,454,255
Transfers between geographic areas	26,842	2,623	5,629	11,257	2,158	3,649	4,539	(56,697)	—

Total revenues	$347,120	44,020	773,715	220,554	25,565	28,275	71,703	(56,697)	1,454,255

Net revenues	$153,846	18,009	104,688	72,286	13,125	14,159	21,212	—	397,325
Operating income	$33,469	3,272	47,543	15,779	4,117	3,553	5,238	—	112,971
Identifiable assets at quarter end	$1,004,374	75,321	501,944	485,926	41,521	60,909	111,532	8,177	2,289,704
Capital expenditures	$7,159	855	3,207	1,684	159	505	747	—	14,316
Depreciation and amortization	$5,424	328	1,499	1,681	247	322	555	—	10,056
Equity	$1,462,274	37,101	399,486	185,411	26,884	30,550	56,451	(875,605)	1,322,552

Three months ended June 30, 2007:

Revenues from unaffiliated customers	$260,796	32,765	710,104	162,100	17,057	19,377	56,419	—	1,258,618
Transfers between geographic areas	25,856	1,989	4,470	8,172	1,853	3,078	3,340	(48,758)	—

Total revenues	$286,652	34,754	714,574	170,272	18,910	22,455	59,759	(48,758)	1,258,618

Net revenues	$143,206	15,377	100,479	58,600	9,812	10,950	16,150	—	354,574
Operating income	$31,459	2,941	46,587	11,951	2,658	2,354	3,788	—	101,738
Identifiable assets at quarter end	$893,335	69,599	431,106	395,022	30,617	37,310	82,642	(2,370)	1,937,261
Capital expenditures	$7,843	688	1,188	2,141	198	267	579	—	12,904
Depreciation and amortization	$5,304	331	1,222	2,393	225	417	383	—	10,275
Equity	$1,256,503	32,692	326,036	134,925	20,114	19,571	39,555	(714,363)	1,115,033

Six months ended June 30, 2008:

Revenues from unaffiliated customers	$618,224	76,466	1,447,936	394,861	43,246	46,486	134,357	—	2,761,576
Transfers between geographic areas	50,923	4,696	10,740	21,759	4,292	6,956	8,536	(107,902)	—

Total revenues	$669,147	81,162	1,458,676	416,620	47,538	53,442	142,893	(107,902)	2,761,576

Net revenues	$302,901	34,683	203,429	138,059	24,824	26,804	40,953	—	771,653
Operating income	$66,013	6,399	93,573	28,220	7,589	6,819	9,922	—	218,535
Identifiable assets at quarter end	$1,004,374	75,321	501,944	485,926	41,521	60,909	111,532	8,177	2,289,704
Capital expenditures	$10,795	1,191	6,510	3,294	353	776	1,607	—	24,526
Depreciation and amortization	$10,770	640	2,753	3,449	496	637	1,083	—	19,828
Equity	$1,462,274	37,101	399,486	185,411	26,884	30,550	56,451	(875,605)	1,322,552

Six months ended June 30, 2007:

Revenues from unaffiliated customers	$506,521	60,851	1,312,135	318,479	31,840	38,748	108,990	—	2,377,564
Transfers between geographic areas	48,354	3,967	8,450	15,933	3,550	5,584	6,763	(92,601)	—

Total revenues	$554,875	64,818	1,320,585	334,412	35,390	44,332	115,753	(92,601)	2,377,564

Net revenues	$278,673	30,077	193,632	114,627	18,739	20,745	32,217	—	688,710
Operating income	$59,522	5,670	91,471	22,102	5,062	4,406	8,030	—	196,263
Identifiable assets at quarter end	$893,335	69,599	431,106	395,022	30,617	37,310	82,642	(2,370)	1,937,261
Capital expenditures	$16,548	1,012	2,521	3,526	892	762	1,081	—	26,342
Depreciation and amortization	$10,473	662	2,597	4,130	425	817	746	—	19,850
Equity	$1,256,503	32,692	326,036	134,925	20,114	19,571	39,555	(714,363)	1,115,033

Note 4.  Basic and Diluted Earnings per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share for the three months and six months ended June 30, 2008 and 2007:

	Three months ended June 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2008

Basic earnings per share	$71,249	213,275,229	$.33
Effect of dilutive potential common shares	—	7,240,758	—

Diluted earnings per share	$71,249	220,515,987	$.32

2007

Basic earnings per share	$65,489	213,251,710	$.31
Effect of dilutive potential common shares	—	8,464,704	—

Diluted earnings per share	$65,489	221,716,414	$.30

	Six months ended June 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share

2008

Basic earnings per share	$137,721	213,168,730	$.65
Effect of dilutive potential common shares	—	7,321,722	—

Diluted earnings per share	$137,721	220,490,452	$.62

2007

Basic earnings per share	$124,777	213,339,478	$.58
Effect of dilutive potential common shares	—	8,943,894	—

Diluted earnings per share	$124,777	222,283,372	$.56

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Shares	6,730,280	4,852,570	6,730,280	3,035,010

Note 5. Stock and Cash Dividends

On May 8, 2008, the Board of Directors declared a semi-annual cash dividend of $.16 per share payable on June 16, 2008 to shareholders of record as of June 2, 2008.  The dividend of $34 million was paid on June 16, 2008.

On May 3, 2007, the Board of Directors declared a semi-annual cash dividend of $.14 per share payable on June 15, 2007 to shareholders of record as of June 1, 2007.  The dividend of $30 million was paid on June 15, 2007.

Note 6.  Shareholders’ Equity

A.  Share-Based Compensation Plans

The Company provides compensation benefits by granting stock options and employee stock purchase rights to its employees and restricted stock to its directors.

In May 2008, the shareholders approved the Company’s 2008 Plan, which made available a total of 3,000,000 shares of the Company’s common stock for purchase upon exercise of options granted under the 2008 Plan.  The Company’s annual grant of option awards generally takes place during the second quarter of each fiscal year. For the six-month periods ended June 30, 2008 and 2007, 2,080,315 and 1,930,510 options were granted, respectively. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are generally made in the third quarter of each fiscal year and none were issued in the three and six-month periods ended June 30, 2008 and 2007.

In May 2008, the shareholders approved the Company’s 2008 Directors’ restricted stock plan (the 2008 Directors’ Plan), which provides for annual awards of restricted stock to non-employee directors and is intended to replace the 1993 Directors’ Non-qualified Stock Option Plan. The shareholder approval made available for grant 200,000 shares of the Company’s common stock. The plan provides for an annual grant of restricted stock awards with a fair market value equal to $200,000 to each participant. Each restricted stock award under the 2008 Directors’ Plan vests in equal amounts monthly over one year. Restricted shares entitle the grantees to all shareholder rights once vested, except for cash dividends and transfer rights which are forfeited until the final vesting date of the award. If a participant’s service as director is terminated, any unvested portion of an award will be forfeited unless the Compensation Committee of the Board of Directors determines otherwise.

B. Share-Based Compensation Expense

The Company recognizes stock compensation expense on a straight-line basis over the period the stock awards become vested.

The Company recognizes compensation expense based on the estimated fair value of options awarded under its fixed stock option and employee stock purchase rights plans.  The fair value of each option grant was estimated on the date of grant using the Black – Scholes option pricing model with the following assumptions used for grants issued during the six months ended June 30, 2008 and 2007.

	Six months ended June 30,
	2008	2007
Dividend yield	.72%	.65%
Volatility	34 — 37%	35 — 41%
Risk-free interest rates	3.46%	4.69 — 4.75%
Expected life (years) — stock option plans	6.50 — 7.99	6.54 — 8.70
Weighted average fair value of stock options granted during the period	$17.85	$18.49

The compensation expense for restricted stock awards is based on the fair market value of the Company’s shares of common stock on the date of grant.  On June 1, 2008, 25,488 restricted shares were granted with a fair value of $47.08 per share.

Total stock compensation expense and the total related tax benefit recognized in the three and six-months ended June 30, 2008 and 2007 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Stock compensation expense	$11,323	$12,043	$22,603	$23,503

Recognized tax benefit	$228	$482	$591	$1,070

Note 7.  Income Taxes

Based on management’s review of the Company’s tax positions the Company had no significant unrecognized tax benefits as of June 30, 2008 and December 31, 2007.

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

The Company recognizes interest expense related to unrecognized tax benefits or underpayment of income taxes in interest expense and recognizes penalties in operating expenses. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the three and six months ended June 30, 2008 and 2007.

Note 8. Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 modifies the accounting for changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company is required to and plans to adopt the provisions of SFAS 160 beginning in the first quarter of 2009. While the Company is still assessing the impact of the adoption of SFAS 160, it had minority interest of $18,050 as of June 30, 2008 and $17,208 as of December 31, 2007, that it expects will be reclassified to equity under the provisions of SFAS 160.

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

Note 9.  Contingencies

On October 10, 2007, the U. S. Department of Justice (DOJ) issued a subpoena ordering the Company to produce certain information and records relating to an investigation of alleged anti-competitive behavior amongst air cargo freight forwarders.  The Company has retained the services of a law firm to assist in complying with the DOJ’s subpoena. They are also assisting management in conducting a very rigorous self-review.  As part of this process, the Company has met with and continues to co-operate with the DOJ.  As of June 30, 2008, the Company had incurred approximately $11 million of cumulative legal and associated costs.  The Company expects to incur additional costs during the course of this ongoing investigation, which could include fines and/or penalties if the DOJ concludes that the Company has engaged in anti-competitive behavior and such fines and/or penalties could have a material impact on the Company’s financial condition, results of operations and operating cash flows.

On January 3, 2008, the Company was named as a defendant, with seven other of the largest European and North American based global logistics providers, in a Federal antitrust class action lawsuit filed in the United States District Court of the Eastern District of New York, Precision Associates, Inc. et al v. Panalpina World Transport, No. 08-CV0042. The complaint, which purports to be brought on behalf of a class of customers (and has not yet been certified), alleges that the defendants engaged in various forms of anticompetitive practices. The complaint seeks unspecified damages and injunctive relief.  The Company believes that these allegations are without merit and intends to vigorously defend itself.

On May 16, 2008, a former employee filed a putative class action lawsuit against the Company in the United States District Court for the Northern District of California, Kingery v. Expeditors International of Washington, Inc., No. 08-02510.  The lawsuit, in which a class has not been certified, purports to be brought on behalf of some group of current and former salaried management and supervisory employees plaintiff alleges were misclassified as exempt from overtime and meal/rest breaks under California and Federal law.  The complaint seeks unspecified damages and injunctive relief.  The Company believes that these allegations are without merit and intends to vigorously defend itself.

On June 18, 2008, the European Commission (EC) issued a request for information to the Company’s UK subsidiary, Expeditors International (UK) Ltd., requesting certain information and records relating to an ongoing investigation of freight forwarders.  The Company intends to respond and co-operate with the EC investigation.

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

The Company’s ability to provide services to its customers is highly dependent on good working relationships with a variety of entities including airlines, ocean steamship lines, and governmental agencies. The significance of maintaining acceptable working relationships with governmental agencies and asset-based providers involved in global trade has gained increased importance as a result of ongoing concern over terrorism. As each carrier labors to comply with governmental regulations implementing security policies and procedures, inherent conflicts emerge which can and do affect global trade to some degree. A good reputation helps to develop practical working understandings that will effectively meet security requirements while minimizing potential international trade obstacles. The Company considers its current working relationships with these entities to be satisfactory. However, changes in the financial stability and operating capabilities of asset-based carriers, space allotments made available to the Company by asset-based carriers, governmental deregulation efforts, “modernization” of the regulations governing customs brokerage, and/or changes in governmental quota restrictions could affect the Company’s business in unpredictable ways.

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

As described in Note 6 in the condensed consolidated financial statements in this quarterly report, the Company accounts for share-based compensation based on an estimate of the fair value of options granted to employees under the Company’s stock option and employee stock purchase plans.  This expense is recorded on a straight-line basis over the option vesting periods.

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

Refer to Note 6 in the condensed consolidated financial statements for the assumptions used for grants issued during the six months ended June 30, 2008 and 2007.

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

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three and six-month periods ended June 30, 2008 and 2007, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended June 30,				Six months ended June 30,
	2008		2007		2008		2007
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)

Net revenues:
Airfreight	$141,199	36%	$127,025	36%	$279,863	36%	$254,586	37%
Ocean freight and ocean services	96,706	24	85,514	24	183,058	24	161,825	23
Customs brokerage and other services	159,420	40	142,035	40	308,732	40	272,299	40

Net revenues	397,325	100	354,574	100	771,653	100	688,710	100

Overhead expenses:
Salaries and related costs	215,535	54	197,393	56	421,350	55	380,154	55
Other	68,819	17	55,443	16	131,768	17	112,293	17

Total overhead expenses	284,354	71	252,836	72	553,118	72	492,447	72

Operating income	112,971	29	101,738	28	218,535	28	196,263	28
Other income, net	4,678	1	7,324	2	10,845	2	13,284	2

Earnings before income taxes and minority interest	117,649	30	109,062	30	229,380	30	209,547	30
Income tax expense	46,043	12	43,315	12	91,253	12	84,475	12

Net earnings before minority interest	71,606	18	65,747	18	138,127	18	125,072	18
Minority interest	(357)	—	(258)	—	(406)	—	(295)	—

Net earnings	$71,249	18%	$65,489	18%	$137,721	18%	$124,777	18%

Airfreight net revenues increased 11% and 10% for the three and six-month periods ended June 30, 2008, respectively, as compared with the same periods for 2007. The increase in airfreight net revenues for the three-month period was due to a 3% increase in airfreight tonnages handled by the Company during the second quarter of 2008. The increase in airfreight net revenues for the six-month period was due to a 6% increase in airfreight tonnage, as compared with the same period for 2007.

Airfreight net revenues from North America and Europe increased 23% and 25%, respectively, for the three-month period ended June 30, 2008. Airfreight net revenues from Asia decreased 5% for the three-month period ended June 30, 2008. The increases in North America and Europe were a result of tonnage increases of 13% and 16%, respectively, combined with a net revenue per kilo increase of 12%. Airfreight tonnages from Asia decreased 4%, however net revenue per kilo increased 3%, primarily as a result of a more favorable business mix, including a reduction in less profitable business.  This trend enhanced the Company’s ability to create more efficient and cost effective consolidations when analyzed on a unitary basis.

Airfreight net revenues from North America and Europe increased 16% and 22%, respectively, for the six-month period ended June 30, 2008. Airfreight net revenues from Asia decreased 3% for the six-month period ended June 30, 2008. The increases in North America and Europe were a result of tonnage increases of 14% and 9%, respectively, combined with a net revenue per kilo increase of 10%.  Airfreight tonnages from Asia remained essentially flat while net revenue per kilo decreased 1%, primarily as a result of the same changes described for the three-month period.

Ocean freight and ocean services net revenues increased 13% for both the three and six-month periods ended June 30, 2008, as compared with the same periods in 2007.  Ocean freight net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management.  The majority of the Company’s ocean freight net revenue is derived from ocean freight consolidation which represented 60% and 59%, respectively, of ocean freight net revenue for the three and six month period ended June 30, 2008.

Ocean freight consolidation net revenue grew at a rate of 10% for the three month period ended June 30, 2008, as compared with the same period for 2007, while the other services, ocean forwarding and order management, which are primarily fee based, grew at rates of 16% and 19%, respectively, for the same period.  For the six-month period ended June 30, 2008 as compared with the same period for 2007, ocean freight consolidation net revenue grew at a rate of 11%, while ocean forwarding and order management grew at rates of 15% and 18%, respectively.

Ocean freight consolidation volumes, measured in terms of forty-foot container equivalent units (FEUs), increased 3% and 5% for the three and six-month periods ended June 30, 2008, respectively, as compared with the same periods for 2007, while net revenue per container, on an aggregate basis, increased 7% and 6%, respectively, for the same periods.  The dynamics of these increases in ocean net revenues is a combination of the Company’s response to market demand with aggressive sales efforts and pricing strategies necessary to expand market share.

For the three-month period ended June 30, 2008, as compared with the same period for 2007, the Company’s North American ocean freight net revenues increased 8% while ocean freight net revenues for Asia and Europe increased 16% and 25%, respectively.  For the six-month period ended June 30, 2008, as compared with the same period for 2007, North American ocean freight net revenues increased 7%, while ocean freight net revenues for Asia  and Europe increased 18% and 19%, respectively.  The increases in European ocean freight net revenue during the three and six-month periods are primarily a result of increased imports driven by more focused sales coordination between the Company’s Asian and European offices.  These increases continued to be influenced by the relative strength of European currencies.  The increases in Asian ocean freight net revenue are a result of increases in container counts primarily to Europe and other Asian ports.  Increases in North American net revenues were also influenced by stronger exports than those experienced in prior years, primarily driven by a weak U.S. dollar.

Customs brokerage and other services net revenues increased 12% and 13% for the three and six-month periods ended June 30, 2008, respectively, as compared with the same periods for 2007, as a result of the Company’s focused marketing efforts and continued emphasis on providing high quality service.  Consolidation within the customs brokerage market has also contributed to this increase as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program.  In addition, increased focus on regulatory compliance continues to provide opportunities for the Company to expand its customs brokerage services.

Salaries and related costs increased 9% and 11% during the three and six-month periods ended June 30, 2008, respectively, as compared with the same periods in 2007 as a result of (1) the Company’s increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels.

The effects of including stock-based compensation expense in salaries and related costs for the three and six months ended June 30, 2008 and 2007 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007

Salaries and related costs	$215,535	$197,393	$421,350	$380,154

As a % of net revenue	54.2%	55.7%	54.6%	55.2%

Stock compensation expense	$11,323	$12,043	$22,603	$23,503

As a % of salaries and related costs	5.3%	6.1%	5.4%	6.2%

As a % of net revenue	2.8%	3.4%	2.9%	3.4%

Of the 142 and 60 basis point decrease in salaries and related costs as a percentage of net revenue for the three and six-month periods ended June 30, 2008, respectively, as compared with the same periods for 2007, 55 and 48 basis points, respectively, are the result of the decrease in stock compensation expense as a percentage of net revenue.

The remaining 95 and 12 basis point decrease in salaries and related costs as a percentage of net revenue for the three and six-month periods ended June 30, 2008, respectively, as compared to the same period for 2007, can be attributed to productivity increases which resulted from more efficient staffing utilization.  Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee.  Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits.  Management believes that the growth in revenues, net revenues and net earnings for the three and six-month periods ended June 30, 2008 are a result of the incentives inherent in the Company’s compensation program.

Other overhead expenses increased 24% and 17% for the three and six-month periods ended June 30, 2008, respectively, as compared with the same periods in 2007 as rent expense, communications expense, process improvement and training expenses, and other costs expanded to accommodate the Company’s growing operations.  The Company incurred legal and related expenses of $5 million and $7 million for the three and six month periods ended June 30, 2008, respectively, primarily attributable to the Department of Justice’s (“DOJ”) ongoing investigation of air cargo freight forwarders and related legal proceedings as described further in Part II – Item 1 on this report on Form 10-Q entitled “Legal Proceedings”.  The Company will continue to incur substantial legal costs, which could include fines and/or penalties, until these proceedings are concluded.  If the DOJ concludes that the Company has engaged in anti-competitive behavior, such fines and/or penalties could have a material impact on the Company’s financial condition, results of operations and operating cash flows.  Despite these record legal and related expenditures, other overhead expenses as a percentage of net revenues remained relatively constant for both the three and six-month periods ended June 30, 2008, as compared with the same periods in 2007.

Other income, net, decreased 36% and 18% for the three and six-month periods ended June 30, 2008, respectively, as compared with the same periods in 2007, primarily due to foreign exchange losses incurred in 2008.  Due to lower interest rates during the three and six months ended June 30, 2008, as compared with the same periods for 2007, interest income decreased $617 and $871, respectively.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations.  The Company’s consolidated effective income tax rate during the three-month period ended June 30, 2008, was 39.1% as compared to 39.7% for the same period in 2007.  The Company’s consolidated effective income tax rate for the six-month periods ended June 30, 2008 and 2007 was 39.8% and 40.3%, respectively.  Although a tax benefit related to stock-based compensation expense is recorded for non-qualified stock options at the time the related compensation expense is recognized, the tax benefit received for disqualifying dispositions of incentive stock options cannot be anticipated.  The lower consolidated effective income tax rate during the three and six-month periods ended June 30, 2008, as compared to the same periods in 2007, is partially the result of a larger tax benefit received for disqualifying dispositions of incentive stock options occurring during the second quarter of 2008 compared to 2007.

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

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar.  This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference.  Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure.  The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents.  The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses.  Any such hedging activity during the three and six months ended June 30, 2008 and 2007 was insignificant.  During the three and six months ended June 30, 2008, the Company had foreign exchange losses of approximately $474 and $1,018, respectively, on a net basis.  For the same periods of 2007 the Company had foreign exchange gains of approximately $1,407 and $1,297, respectively, on a net basis.  The Company had no foreign currency derivatives outstanding at June 30, 2008 and 2007.

Sources of Growth

During the second quarter of 2008, the Company opened one full service office (•) and one satellite office (+), as follows:

ASIA	NEAR/MIDDLE EAST
•Suzhou, People’s Republic of China (formerly a satellite of Shanghai)	+Mundra, India (satellite of Bombay)

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

Internal Growth - Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth.  This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year.  The table below presents “same store” comparisons for the three and six months ended June 30, 2008 (which is the measure of any increase from the same period of 2007) and for the three and six months ended June 30, 2007 (which measures growth over 2006).

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007

Net revenue	12%	12%	12%	12%
Operating income	11%	15%	11%	13%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities.  Net cash provided by operating activities for the three and six months ended June 30, 2008, was $36 million and $215 million, respectively, as compared with $87 million and $203 million for the same periods of 2007.  The $51 million decrease for the three months ended June 30, 2008, is primarily due to the timing of receipts and disbursements represented by accounts receivable and accounts payable balances and by a $25 million decrease in income taxes payable, net.   The decrease in income taxes payable, net is primarily due to a change in the regulations governing the calculation of U.S. Federal estimated tax payments, resulting in a higher payment in the second quarter of 2008, as compared with 2007.  The $12 million increase for the six months ended June 30, 2008, is principally due to increased net earnings offset by a decrease in taxes payable, net of prepaid taxes.

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

Cash used in investing activities for the three and six months ended June 30, 2008, was $14 million and $24 million, respectively, as compared with $22 million and $35 million during the same periods of 2007.  The largest use of cash in investing activities is cash paid for capital expenditures.  As a non-asset based provider of integrated logistics services, the Company does not own any physical means of transportation (i.e., airplanes, ships, trucks, etc.).  However, the Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight.  The Company routinely invests in technology, office furniture and equipment and leasehold improvements.  In the second quarter of 2008, the Company made capital expenditures of $14 million as compared with $13 million for the same period in 2007.  The Company currently expects to spend approximately $71 million for normal capital expenditures in 2008.  In addition to property and equipment, normal capital expenditures include leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures.  Total capital expenditures in 2008 are estimated to be $85 million.  This includes normal capital expenditures as noted above, plus additional real estate acquisitions and development. The Company expects to finance capital expenditures in 2008 with cash.

Cash used in financing activities during the three and six months ended June 30, 2008 were $63 million and $74 million, respectively, as compared with $69 million and $110 million for each of the same periods in 2007.  The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market.  The Company follows a policy of repurchasing stock to limit growth in issued and outstanding shares as a result of stock option exercises.  The decrease in cash used in financing activities during both the three and six-month periods ended June 30, 2008, as compared with the same periods in 2007, is primarily due to a lower aggregate cost to repurchase stock as a result of a lower average stock price during the period.  The amounts paid for stock option repurchases during the six-month period were also significantly lower due to fewer aggregate shares exercised, as compared to the same period in 2007.  During the three months ended June 30, 2008 and 2007, the net use of cash in financing activities included the payment of dividends of $.16 per share and $.14 per share, respectively.

At June 30, 2008, working capital was $876 million, including cash and short-term investments of $704 million.  The Company had no long-term debt at June 30, 2008.

The Company maintains international and domestic unsecured bank lines of credit.  At June 30, 2008, the United States facility totaled $50 million and the international bank lines of credit totaled $22 million.  In addition, the Company maintains a bank facility with its U.K. bank for $14 million which is available for issuances of standby letters of credit.  At June 30, 2008 the Company had no amounts outstanding on these lines of credit but was contingently liable for $86 million from standby letters of credit and guarantees.  The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At June 30, 2008, cash and cash equivalent balances of $522 million were held by the Company’s non-United States subsidiaries, of which $66 million was held in banks in the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business.  All other things being equal, an average 10% weakening of the U.S. dollar, throughout the six months ended June 30, 2008, would have had the effect of raising operating income approximately $18 million.  An average 10% strengthening of the U.S. dollar, for the same period, would have had the effect of reducing operating income approximately $15 million.  This analysis does not take in to account changes in shipping patterns based upon this hypothetical currency fluctuation.  For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

As of June 30, 2008, the Company had approximately $4 million of net unsettled intercompany transactions.  The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely.  Any such hedging activity during the three and six months ended June 30, 2008, was insignificant.  During the three and six months ended June 30, 2008, the Company had foreign exchange losses of approximately $474 and $1,018, respectively, on a net basis.  For the same periods of 2007, respectively, the Company had foreign exchange gains of approximately $1,407 and $1,297, respectively, on a net basis.  The Company had no foreign currency derivatives outstanding at June 30, 2008 and 2007.  The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings.  The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At June 30, 2008, the Company had cash and cash equivalents and short-term investments of $704 million, of which $420 million was invested at various short-term market interest rates.  The Company had no short-term borrowings at June 30, 2008.  A hypothetical change in the interest rate of 10% would not have a significant impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure in the second quarter of 2008.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On October 10, 2007, the U. S. Department of Justice (DOJ) issued a subpoena ordering the Company to produce certain information and records relating to an investigation of alleged anti-competitive behavior amongst air cargo freight forwarders.  The Company has retained the services of a law firm to assist in complying with the DOJ’s subpoena. They are also assisting management in conducting a very rigorous self-review.  As part of this process, the Company has met with and continues to co-operate with the

DOJ.  As of June 30, 2008, the Company had incurred approximately $11 million of cumulative legal and associated costs.  The Company expects to incur additional costs during the course of this ongoing investigation, which could include fines and/or penalties if the DOJ concludes that the Company has engaged in anti-competitive behavior and such fines and/or penalties could have a material impact on the Company’s financial condition, results of operations and operating cash flows.

On January 3, 2008, the Company was named as a defendant, with seven other of the largest European and North American based global logistics providers, in a Federal antitrust class action lawsuit filed in the United States District Court of the Eastern District of New York, Precision Associates, Inc. et al v. Panalpina World Transport, No. 08-CV0042. The complaint, which purports to be brought on behalf of a class of customers (and has not yet been certified), alleges that the defendants engaged in various forms of anticompetitive practices. The complaint seeks unspecified damages and injunctive relief.  The Company believes that these allegations are without merit and intends to vigorously defend itself.

On May 16, 2008, a former employee filed a putative class action lawsuit against the Company in the United States District Court for the Northern District of California, Kingery v. Expeditors International of Washington, Inc., No. 08-02510.  The lawsuit, in which a class has not been certified, purports to be brought on behalf of some group of current and former salaried management and supervisory employees plaintiff alleges were misclassified as exempt from overtime and meal/rest breaks under California and Federal law.  The complaint seeks unspecified damages and injunctive relief.  The Company believes that these allegations are without merit and intends to vigorously defend itself.

On June 18, 2008, the European Commission (EC) issued a request for information to the Company’s UK subsidiary, Expeditors International (UK) Ltd., requesting certain information and records relating to an ongoing investigation of freight forwarders.  The Company intends to respond and co-operate with the EC investigation.

The Company is involved in other claims and lawsuits which arise in the ordinary course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s operations or financial position.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the report on Form 10-K filed on or about February 29, 2008, except for noting that (i) any fines or penalties that could be levied by the DOJ in the event the DOJ concludes the Company has engaged in anti-competitive behavior could have a material impact on the Company’s financial condition, results of operations and operating cash flows and (ii) the Company’s UK subsidiary, Expeditors International (UK) Ltd., received a request for information from the EC.

RISK FACTOR	DISCUSSION AND POTENTIAL SIGNIFICANCE
Litigation/Investigations

As a multinational corporation, the Company is subject to formal or informal investigations or litigation from governmental authorities in the countries in which it does business. The Company is currently subject to, and is cooperating fully with, an investigation by the U.S. Department of Justice (DOJ) of air cargo freight forwarders. This investigation may require further management time and cause the Company to incur substantial additional legal and related costs, which could include fines and/or penalties if the DOJ concludes that the Company has engaged in anti-competitive behavior and such fines and/or penalties could have a material impact on the Company’s financial condition, results of operations and operating cash flows. In addition, the Company’s UK subsidiary has received a request for information from the European Commission relating to an ongoing investigation of freight forwarders. The response to the request may require substantial management time and cause the UK subsidiary to incur substantial legal and related costs. The Company may be subject to other civil litigation arising from these investigations, including but not limited to shareholder class action lawsuits and derivative claims made on behalf of the Company. In addition, the Company has been named as a defendant in a Federal anti-trust class action lawsuit filed in New York and will incur additional costs related to defending itself in these proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2008	1,514	$47.38	1,514	16,276,584
May 1-31, 2008	286,272	48.61	286,272	16,442,539
June 1-30, 2008	799,978	46.23	799,978	15,647,100
Total	1,087,764	$46.86	1,087,764	15,647,100

In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan.  This plan was amended in February 2001 to increase the authorization to repurchase up to 20 million shares of the Company’s common stock.  This authorization has no expiration date.  This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995.  In the second quarter of 2008, 335,332 shares were repurchased under the Non-Discretionary Stock Repurchase Plan.

In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200 million shares of common stock.  The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases.  This authorization has no expiration date.  This plan was announced on November 13, 2001.  In the second quarter of 2008, 752,432 shares were repurchased under the Discretionary Stock Repurchase Plan.  These discretionary repurchases were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)           The annual meeting of the Shareholders was held on May 7, 2008.

(b)           The following directors were elected to the Board of Directors to serve a term of one year and until their successors are elected and qualified:

	For	Withheld

P.J. Rose	181,923,348	7,185,940
J.L.K. Wang	181,545,792	7,563,496
R.J. Gates	181,535,602	7,573,686
J.J. Casey	165,854,669	23,254,619
D.P. Kourkoumelis	181,999,127	7,110,161
M.J. Malone	184,968,705	4,140,583
J.W. Meisenbach	181,799,568	7,309,720
M.A. Emmert	184,913,537	4,195,751
R.R. Wright	184,940,568	4,168,720

		For	Against	Abstain	Non-Vote

(c)	Adoption of the 2008 Stock Option Plan	155,104,029	12,708,442	2,031,475	19,265,342

		For	Against	Abstain	Non-Vote

(d)	Adoption of the 2008 Directors’ Restricted Stock Plan	161,505,080	6,241,119	2,097,747	19,265,342

		For	Against	Abstain	Non-Vote

(e)	Adoption of the 2008 Executive Compensation Plan	180,284,870	6,601,628	2,222,790	—

		For	Against	Abstain	Non-Vote

(f)	Ratification of KPMG LLP as the Company’s Independent Auditor Selection	182,054,288	5,641,152	1,413,848	—

		For	Against	Abstain	Non-Vote

(g)	Shareholder proposal to amend the Company’s existing equal opportunity policy	84,121,207	76,616,383	9,106,356	19,265,342

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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

August 8, 2008	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer
(Principal Executive Officer)

August 8, 2008	/s/ R. JORDAN GATES
R. Jordan Gates, President and Chief Operating Officer
(Principal Financial and Accounting Officer)

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES

Form 10-Q Index and Exhibits

June 30, 2008

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.