Form 10-Q/A
period 2008-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2008-08-14
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

EXPLANATORY NOTE:  This Amendment to the Form 10-Q is being filed solely to correct the date on the cover of the Form 10-Q from June 30, 2007 to June 30, 2008.  No other changes have been made to the quarterly report.

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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

August 14, 2008	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer
(Principal Executive Officer)

August 14, 2008	/s/ R. JORDAN GATES
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