Form 10-Q
period 2008-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2008-11-07
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At November 4, 2008, the number of shares outstanding of the issuer’s Common Stock was 212,051,549.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2008	December 31, 2007
Assets

Current assets:
Cash and cash equivalents	$696,349	$574,599
Short-term investments	406	674
Accounts receivable, less allowance for doubtful accounts of $14,469 at September 30, 2008 and $14,830 at December 31, 2007	995,107	933,519
Deferred Federal and state income taxes	8,098	8,278
Other	34,379	17,627

Total current assets	1,734,339	1,534,697

Property and equipment, less accumulated depreciation and amortization of $229,326 at September 30, 2008 and $214,223 at December 31, 2007	501,664	497,892
Goodwill, net	7,927	7,927
Other intangibles, net	6,725	7,832
Other assets, net	19,682	20,717

	$2,270,337	$2,069,065

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	667,104	613,108
Accrued expenses, primarily salaries and related costs	154,436	129,669
Federal, state and foreign income taxes	30,727	26,976

Total current liabilities	852,267	769,753

Deferred Federal and state income taxes	61,317	55,533

Minority interest	16,869	17,208

Shareholders’ equity:
Preferred stock, par value $.01 per share
Authorized 2,000,000 shares; none issued	—	—

Common stock, par value $.01 per share
Authorized 320,000,000 shares; issued and outstanding 211,868,068 shares at September 30, 2008, and 212,996,776 shares at December 31, 2007	2,119	2,130
Additional paid-in capital	—	50,006
Retained earnings	1,328,572	1,143,464
Accumulated other comprehensive income	9,193	30,971

Total shareholders’ equity	1,339,884	1,226,571

Commitments and contingencies
	$2,270,337	$2,069,065

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Airfreight	$703,152	$629,071	$1,961,797	$1,710,747
Ocean freight and ocean services	567,155	520,312	1,530,420	1,345,945
Customs brokerage and other services	294,606	261,642	834,272	731,897

Total revenues	1,564,913	1,411,025	4,326,489	3,788,589

Operating expenses:
Airfreight consolidation	553,672	490,880	1,532,454	1,317,970
Ocean freight consolidation	454,622	424,383	1,234,829	1,088,191
Customs brokerage and other services	127,492	110,952	358,426	308,908
Salaries and related costs	224,809	205,206	646,159	585,360
Rent and occupancy costs	19,729	17,751	58,538	50,162
Depreciation and amortization	10,222	9,690	30,050	29,540
Selling and promotion	8,881	8,890	28,129	27,567
Other	30,090	23,752	83,973	65,107

Total operating expenses	1,429,517	1,291,504	3,972,558	3,472,805

Operating income	135,396	119,521	353,931	315,784

Interest expense	(23)	(22)	(169)	82
Interest income	5,005	5,586	14,884	16,336
Other, net	2,225	1,038	3,337	3,468

Other income, net	7,207	6,602	18,052	19,886

Earnings before income taxes and minority interest	142,603	126,123	371,983	335,670
Income tax expense	56,457	51,750	147,710	136,225

Net earnings before minority interest	86,146	74,373	224,273	199,445

Minority interest	(581)	(53)	(987)	(348)

Net earnings	$85,565	$74,320	$223,286	$199,097

Diluted earnings per share	$.39	$.34	$1.02	$.90

Basic earnings per share	$.40	$.35	$1.05	$.93

Dividends declared and paid per common share	$—	$—	$.16	$.14

Weighted average diluted shares outstanding	218,729,790	221,649,693	219,903,341	221,993,433

Weighted average basic shares outstanding	212,747,871	213,485,465	213,027,420	213,388,675

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Operating activities:
Net earnings	$85,565	$74,320	$223,286	$199,097
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	1,503	701	930	346
Deferred income tax expense	1,117	13,216	17,590	25,456
Excess tax benefits from stock plans	(485)	(4,149)	(9,880)	(25,772)
Stock compensation expense	11,513	11,206	34,116	34,709
Depreciation and amortization	10,222	9,690	30,050	29,540
Gain on sale of assets	(46)	(802)	(651)	(1,004)
Minority interest in earnings of consolidated entities	581	53	987	348
Other	396	369	1,328	1,057
Changes in operating assets and liabilities:
Increase in accounts receivable	(51,422)	(157,406)	(83,446)	(170,667)
Increase in other current assets	(2,544)	(1,821)	(1,867)	(2,325)
Increase in accounts payable and other current liabilities	13,796	79,108	95,898	141,553
Increase (decrease) in income tax payables, net	21,482	12,029	(1,955)	7,187

Net cash provided by operating activities	91,678	36,514	306,386	239,525

Investing activities:
(Increase) decrease in short-term investments	(6)	26	210	188
Purchase of property and equipment	(24,631)	(39,650)	(49,157)	(70,833)
Proceeds from sale of property and equipment	106	131	287	414
Prepayment on long-term land lease	—	(40)	—	(2,816)
Other	635	(786)	690	(2,386)

Net cash used in investing activities	(23,896)	(40,319)	(47,970)	(75,433)

Financing activities:
Net distributions to minority interests	(772)	—	(879)	(316)
Repayments of short-term debt, net	—	(203)	—	—
Proceeds from issuance of common stock	26,737	31,588	46,888	59,456
Repurchases of common stock	(75,332)	(57,122)	(144,920)	(186,117)
Excess tax benefits from stock plans	485	4,149	9,880	25,772
Dividends paid	2	—	(34,161)	(29,902)

Net cash used in financing activities	(48,880)	(21,588)	(123,192)	(131,107)

Effect of exchange rate changes on cash	(26,041)	7,533	(13,474)	12,839

(Decrease) increase in cash and cash equivalents	(7,139)	(17,860)	121,750	45,824
Cash and cash equivalents at beginning of period	703,488	575,042	574,599	511,358

Cash and cash equivalents at end of period	$696,349	$557,182	$696,349	$557,182

Interest and taxes paid:
Interest	$20	$25	$166	$163
Income taxes	32,114	24,227	123,999	98,539

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

The components of total comprehensive income for interim periods are presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2008	2007	2008	2007
Net earnings	$85,565	$74,320	$223,286	$199,097
Foreign currency translation adjustments net of tax of $16,935 and $(4,586) for the three months ended September 30, 2008 and 2007, and $11,625 and $(7,901) for the nine months ended September 30, 2008 and 2007.	(31,639)	8,517	(21,778)	14,673
Unrealized gains on securities, net of tax of $(28) for the three months ended September 30, 2007 and $(27) for the nine months ended September 30, 2007.	—	47	—	46
Reclassification adjustment for realized gain net of tax of $286 for the three and nine months ended September 30, 2007.	—	(443)	—	(443)

Total comprehensive income	$53,926	$82,441	$201,508	$213,373

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

Financial information regarding the Company’s operations by geographic area for the three and nine months ended September 30, 2008 and 2007 are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	ASIA	EUROPE	AUSTRAL- ASIA	LATIN AMERICA	MIDDLE EAST	ELIMI- NATIONS	CONSOLI- DATED
Three months ended September 30, 2008:

Revenues from unaffiliated customers	$336,093	43,225	852,255	215,018	21,575	23,843	72,904	—	1,564,913
Transfers between geographic areas	30,709	2,883	5,624	11,966	2,307	4,425	4,757	(62,671)	—

Total revenues	$366,802	46,108	857,879	226,984	23,882	28,268	77,661	(62,671)	1,564,913

Net revenues	$165,133	19,199	119,309	74,089	13,146	14,981	23,270	—	429,127
Operating income	$43,147	4,096	57,498	16,039	4,325	3,811	6,480	—	135,396
Identifiable assets at quarter end	$976,454	79,031	527,520	467,859	38,139	60,000	116,698	4,636	2,270,337
Capital expenditures	$9,207	658	9,861	3,748	49	183	925	—	24,631
Depreciation and amortization	$5,402	371	1,686	1,611	220	332	600	—	10,222
Equity	$1,480,452	39,480	389,404	173,682	25,478	28,922	56,352	(853,886)	1,339,884

Three months ended September 30, 2007:

Revenues from unaffiliated customers	$273,476	36,209	825,183	174,668	18,049	20,155	63,285	—	1,411,025
Transfers between geographic areas	29,031	2,450	4,719	9,564	1,927	2,827	3,598	(54,116)	—

Total revenues	$302,507	38,659	829,902	184,232	19,976	22,982	66,883	(54,116)	1,411,025

Net revenues	$153,030	17,399	112,327	62,932	10,820	10,952	17,350	—	384,810
Operating income	$37,465	3,971	55,772	12,965	3,236	2,044	4,068	—	119,521
Identifiable assets at quarter end	$908,430	77,717	494,081	449,433	36,591	41,328	97,700	(71)	2,105,209
Capital expenditures	$4,496	304	31,058	2,095	248	194	1,255	—	39,650
Depreciation and amortization	$5,385	334	1,166	1,773	242	384	406	—	9,690
Equity	$1,330,031	36,581	375,287	150,828	23,384	21,307	44,117	(794,202)	1,187,333

Nine months ended September 30, 2008:

Revenues from unaffiliated customers	$954,317	119,691	2,300,191	609,879	64,821	70,329	207,261	—	4,326,489
Transfers between geographic areas	81,632	7,579	16,364	33,725	6,599	11,381	13,293	(170,573)	—

Total revenues	$1,035,949	127,270	2,316,555	643,604	71,420	81,710	220,554	(170,573)	4,326,489

Net revenues	$468,034	53,882	322,738	212,148	37,970	41,785	64,223	—	1,200,780
Operating income	$109,244	10,495	151,072	44,259	11,914	10,588	16,359	—	353,931
Identifiable assets at period end	$976,454	79,031	527,520	467,859	38,139	60,000	116,698	4,636	2,270,337
Capital expenditures	$20,003	1,848	16,371	7,042	402	959	2,532	—	49,157
Depreciation and amortization	$16,172	1,011	4,439	5,060	716	969	1,683	—	30,050
Equity	$1,480,452	39,480	389,404	173,682	25,478	28,922	56,352	(853,886)	1,339,884

Nine months ended September 30, 2007:

Revenues from unaffiliated customers	$779,998	97,063	2,137,320	493,149	49,888	58,900	172,271	—	3,788,589
Transfers between geographic areas	77,383	6,414	13,168	25,495	5,478	8,414	10,364	(146,716)	—

Total revenues	$857,381	103,477	2,150,488	518,644	55,366	67,314	182,635	(146,716)	3,788,589

Net revenues	$431,702	47,476	305,960	177,560	29,559	31,698	49,565	—	1,073,520
Operating income	$96,986	9,642	147,244	35,066	8,298	6,450	12,098	—	315,784
Identifiable assets at period end	$908,430	77,717	494,081	449,433	36,591	41,328	97,700	(71)	2,105,209
Capital expenditures	$21,045	1,316	38,419	5,621	1,139	957	2,336	—	70,833
Depreciation and amortization	$15,857	997	3,763	5,903	667	1,201	1,152	—	29,540
Equity	$1,330,031	36,581	375,287	150,828	23,384	21,307	44,117	(794,202)	1,187,333

Note 4. Basic and Diluted Earnings per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share for the three months and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share
2008
Basic earnings per share	$85,565	212,747,871	$0.40
Effect of dilutive potential common shares	—	5,981,919	—

Diluted earnings per share	$85,565	218,729,790	$0.39

2007
Basic earnings per share	$74,320	213,485,465	$.35
Effect of dilutive potential common shares	—	8,164,228	—

Diluted earnings per share	$74,320	221,649,693	$.34

	Nine months ended September 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings	Weighted Average Shares	Earnings Per Share
2008
Basic earnings per share	$223,286	213,027,420	$1.05
Effect of dilutive potential common shares	—	6,875,921	—

Diluted earnings per share	$223,286	219,903,341	$1.02

2007
Basic earnings per share	$199,097	213,388,675	$.93
Effect of dilutive potential common shares	—	8,604,758	—

Diluted earnings per share	$199,097	221,993,433	$.90

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Shares	6,646,208	4,828,320	6,646,208	4,828,320

Note 5. Cash Dividends

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

Note 6. Shareholders’ Equity

A. Share-Based Compensation Plans

The Company provides compensation benefits by granting stock options and stock purchase rights to its employees and restricted stock to its directors.

In May 2008, the shareholders approved the Company’s 2008 Plan, which made available a total of 3,000,000 shares of the Company’s common stock for purchase upon exercise of options granted under the 2008 Plan. The Company’s annual grant of option awards generally takes place during the second quarter of each fiscal year. For the nine-month periods ended September 30, 2008 and 2007, 2,080,315 and 1,931,260 options were granted, respectively. For the three and nine-month periods ended September 30, 2008 and 2007, 732,720 and 730,814 shares were issued upon exercise of purchase rights, respectively.

In May 2008, the shareholders approved the Company’s 2008 Directors’ Restricted Stock Plan (the 2008 Directors’ Plan), which provides for annual awards of restricted stock to non-employee directors and makes 200,000 shares of the Company’s common stock available for grant. The 2008 Directors’ Plan replaced the 1993 Directors’ Non-qualified Stock Option Plan. The plan provides for an annual grant of restricted stock awards with a fair market value equal to $200,000 to each participant. Each restricted stock award under the 2008 Directors’ Plan vests in equal amounts monthly over one year. Restricted shares entitle the grantees to all shareholder rights once vested, except for cash dividends and transfer rights which are forfeited until the final vesting date of the award. If a non-employee director’s service is terminated, any unvested portion of an award will be forfeited unless the Compensation Committee of the Board of Directors determines otherwise.

B. Share-Based Compensation Expense

The Company recognizes stock compensation expense on a straight-line basis over the period the stock awards vest.

The Company recognizes compensation expense based on the estimated fair value of options awarded under its stock option and stock purchase rights plans. The fair value of each option grant was estimated on the date of grant using the Black – Scholes option pricing model with the following assumptions used for grants issued during the nine months ended September 30, 2008 and 2007.

	Nine months ended September 30,
	2008	2007
Dividend yield	.72—.73%	.65%
Volatility	34 — 45%	31 — 41%
Risk-free interest rates	2.28—3.46%	4.69 — 4.95%
Expected life (years) — stock option plans	6.50 — 7.99	6.15 — 8.70
Expected life (years) — stock purchase rights plan	1	1
Weighted average fair value of stock options granted during the period	$17.85	$18.49
Weighted average fair value of stock purchase rights granted during the period	$11.12	$12.81

The compensation expense for restricted stock awards is based on the fair market value of the Company’s shares of common stock on the date of grant. On June 1, 2008, 25,488 restricted shares were granted with a fair value of $47.08 per share.

Total stock compensation expense and the total related tax benefit recognized in the three and nine-months ended September 30, 2008 and 2007 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Stock compensation expense	$11,513	$11,206	$34,116	$34,709
Recognized tax benefit	$234	$377	$824	$1,447

Note 7. Income Taxes

Based on management’s review of the Company’s tax positions the Company had no significant unrecognized tax benefits as of September 30, 2008 and December 31, 2007.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2005. In October 2007, the Internal Revenue Service initiated an audit of the Company’s federal income tax return for the year 2005.

With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years prior to 2001. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years.

The Company recognizes interest expense related to unrecognized tax benefits or underpayment of income taxes in interest expense and recognizes penalties in operating expenses. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the three and nine months ended September 30, 2008 and 2007.

Note 8. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), supplemented by FASB Financial Staff Position 157-1, 2 and 3. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 157 beginning in the first quarter of 2008, except for certain nonfinancial assets and liabilities for which it will adopt the provisions of SFAS 157 in the first quarter of 2009. The adoption of SFAS 157 had no material impact on the Company’s consolidated financial condition or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 modifies the accounting for changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 160 beginning in the first quarter of 2009. While the Company is still assessing the impact of the adoption of SFAS 160, it had minority interest of $16,869 as of September 30, 2008 and $17,208 as of December 31, 2007, that it expects will be reclassified to equity under the provisions of SFAS 160.

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

Note 9. Fair Value of Financial Instruments

The Company’s financial instruments, other than cash, consist primarily of cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The carrying value of these financial instruments approximates their fair value. Cash equivalents consist of highly liquid investments with a maturity of three months or less at date of purchase. Short term investments have a maturity of greater than three months at date of purchase. Cash, cash equivalents and short-term investments consist of the following:

	September 30, 2008		December 31, 2007
	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents:
Cash and overnight deposits	$393,153	$393,153	$300,422	$300,422
Corporate commercial paper	197,628	197,829	212,830	213,116
Time deposits	105,568	105,568	61,347	61,347

Total cash and cash equivalents	696,349	696,550	574,599	574,885

Short-term investments:
Time deposits	406	406	674	674

Total	$696,755	$696,956	$575,273	$575,559

The fair value of corporate commercial paper is based on the use of market interest rates for identical or similar assets.

Note 10. Contingencies

On October 10, 2007, the U. S. Department of Justice (DOJ) issued a subpoena ordering the Company to produce certain information and records relating to an investigation of alleged anti-competitive behavior amongst air cargo freight forwarders. The Company has retained the services of a law firm to assist in complying with the DOJ’s subpoena. They are also assisting management in conducting a very rigorous self-review. As part of this process, the Company has met with and continues to co-operate with the DOJ. As of September 30, 2008, the Company had incurred approximately $13 million of cumulative legal and associated costs. The Company expects to incur additional costs during the course of this ongoing investigation, which could include fines and/or penalties if the DOJ concludes that the Company has engaged in anti-competitive behavior and such fines and/or penalties could have a material impact on the Company’s financial condition, results of operations and operating cash flows.

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

On May 16, 2008, a former employee filed a putative class action lawsuit against the Company in the United States District Court for the Northern District of California, Kingery v. Expeditors International of Washington, Inc., No. 08-02510. The lawsuit, in which a class has not been certified, purports to be brought on behalf of some group of current and former salaried management and supervisory employees which the plaintiff alleges were misclassified as exempt from overtime and meal/rest breaks under California and Federal law. The complaint seeks unspecified damages and injunctive relief. The Company believes that these allegations are without merit and intends to vigorously defend itself.

On June 18, 2008, the European Commission (EC) issued a request for information to the Company’s UK subsidiary, Expeditors International (UK) Ltd., requesting certain information and records relating to an ongoing investigation of freight forwarders. The Company intends to respond and co-operate with the EC investigation.

At this time the Company is unable to estimate the range of loss or damages, if any, that might result as an outcome of any of these proceedings.

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

We maintain an “Investor Relations” page on our website, www.expeditors.com, which has important information for investors and the market regarding our company. Our Investor Relations page includes information regarding the recent entry of an officer of the company into a Rule 10b5-1 trading plan under the heading “Trading Plans”, and will be updated regularly for any additional Rule 10b5-1 trading plans that are entered into by directors or officers of the company or by the company itself.

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

The Company’s ability to provide services to its customers is highly dependent on good working relationships with a variety of entities including airlines, ocean steamship lines, and governmental agencies. The significance of maintaining acceptable working relationships with governmental agencies and asset-based providers involved in global trade has gained increased importance as a result of ongoing concern over terrorism. As each carrier labors to comply with governmental regulations implementing security policies and procedures, inherent conflicts emerge which can and do affect global trade to some degree. A good reputation helps to develop practical working understandings that will effectively meet security requirements while minimizing potential international trade obstacles. The Company considers its current working relationships with these entities to be satisfactory. However, changes in the financial stability and operating capabilities of asset-based carriers, space allotments made available to the Company by asset-based carriers, changes in governmental regulatory and enforcement efforts, “modernization” of the regulations governing customs brokerage, and/or changes in governmental quota restrictions could affect the Company’s business in unpredictable ways.

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

As further discussed under liquidity and capital resources, total capital expenditures in 2008 are not expected to exceed $65 million.

In terms of the opportunities, challenges and risks that management is focused on in 2008, the Company operates in 62 countries throughout the world in the competitive global logistics industry and Company activities are tied directly to the global economy. From the inception of the Company, management has believed that the elements required for a successful global service organization can only be assured through recruiting, training, and ultimately retaining superior personnel. The Company’s greatest challenge is now and always has been perpetuating a consistent global culture which demands:

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

While judgments and estimates are a necessary component of any system of accounting, the Company’s use of estimates is limited primarily to the following areas that in the aggregate are not a major component of the Company’s statement of earnings:

•	accounts receivable valuation;

•	the useful lives of long-term assets;

•	the accrual of costs related to ancillary services the Company provides;

•	establishment of adequate insurance liabilities for the portion of the freight related exposure which the Company has self-insured;

•	accrual of tax expense; and

•	calculation of share-based compensation expense.

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

As described in Note 6 in the condensed consolidated financial statements in this quarterly report, the Company accounts for share-based compensation based on an estimate of the fair value of options granted to employees under the Company’s stock option and stock purchase rights plans. This expense is recorded on a straight-line basis over the option vesting periods.

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

Refer to Note 6 in the condensed consolidated financial statements for the assumptions used for grants issued during the nine months ended September 30, 2008 and 2007.

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

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation and other direct expenses) attributable to the Company’s principal services and the Company’s expenses for the three and nine-month periods ended September 30, 2008 and 2007, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)
Net revenues:
Airfreight	$149,480	35%	$138,191	36%	$429,343	36%	$392,777	37%
Ocean freight and ocean services	112,533	26	95,929	25	295,591	24	257,754	24
Customs brokerage and other services	167,114	39	150,690	39	475,846	40	422,989	39

Net revenues	429,127	100	384,810	100	1,200,780	100	1,073,520	100

Overhead expenses:
Salaries and related costs	224,809	52	205,206	53	646,159	54	585,360	55
Other	68,922	16	60,083	16	200,690	17	172,376	16

Total overhead expenses	293,731	68	265,289	69	846,849	71	757,736	71

Operating income	135,396	32	119,521	31	353,931	29	315,784	29
Other income, net	7,207	1	6,602	2	18,052	2	19,886	2

Earnings before income taxes and minority interest	142,603	33	126,123	33	371,983	31	335,670	31
Income tax expense	56,457	13	51,750	14	147,710	12	136,225	12

Net earnings before minority interest	86,146	20	74,373	19	224,273	19	199,445	19
Minority interest	(581)	—	(53)	—	(987)	—	(348)	—

Net earnings	$85,565	20%	$74,320	19%	$223,286	19%	$199,097	19%

Airfreight net revenues increased 8% and 9% for the three and nine-month periods ended September 30, 2008, respectively, as compared with the same periods for 2007. The increase in airfreight net revenues for the three-month period was due to an increase in net revenue per kilo of 11% which was offset by a 6% decline in global airfreight tonnages. The increase in airfreight net revenues for the nine-month period was due to a 2% increase in airfreight tonnage combined with a 5% increase in net revenue per kilo, as compared with the same period for 2007.

Airfreight net revenues from North America and Europe increased 23% and 12%, respectively, for the three-month period ended September 30, 2008, as compared with the same periods for 2007. Airfreight net revenues from Asia decreased 7% for the three-month period ended September 30, 2008. The increases in North America and Europe were a result of tonnage increases of 2% and 1%, respectively, combined with net revenue per kilo increases of 18% and 11%, respectively. Although airfreight tonnages from Asia decreased 11%, net revenue per kilo increased 10%, primarily as a result of a more favorable business mix, a reduction in less profitable business and the development of more profitable long-haul routes, such as Asia to Latin America. This trend, also experienced in North America and Europe, enhanced the Company’s ability to create more efficient and cost effective consolidations when analyzed on a unitary profit per kilo basis.

Airfreight net revenues from North America and Europe both increased 18% for the nine-month period ended September 30, 2008. Airfreight net revenues from Asia decreased 4% for the nine-month period ended September 30, 2008. The increases in North America and Europe were a result of tonnage increases of 10% and 7%, respectively, combined with net revenue per kilo increases of 12% and 11%, respectively. Airfreight tonnages from Asia decreased 4% while net revenue per kilo increased 3%. These increases in net revenue were primarily the result of the same factors described for the three-month period.

Ocean freight and ocean services net revenues increased 17% and 15% for the three and nine-month periods ended September 30, 2008, respectively, as compared with the same periods in 2007. Ocean freight net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The majority of the Company’s ocean freight net revenue is derived from ocean freight consolidation which represented 58% of ocean freight net revenue for both the three and nine-month periods ended September 30, 2008.

Ocean freight consolidation net revenue grew at a rate of 13% for the three-month period ended September 30, 2008, as compared with the same period for 2007, while the other services, ocean forwarding and order management, which are primarily fee based, grew at rates of 25% and 23%, respectively, for the same period. For the nine-month period ended September 30, 2008 as compared with the same period for 2007, ocean freight consolidation net revenue grew at a rate of 12%, while ocean forwarding and order management grew at rates of 19% and 20%, respectively.

Ocean freight consolidation volumes, measured in terms of forty-foot container equivalent units (FEUs), decreased by 1% for the three-month period and increased 3% for the nine-month period ended September 30, 2008, respectively, as compared with the same periods for 2007, while net revenue per container, on an aggregate basis, increased 15% and 9%, respectively, for the same periods. The dynamics of these increases in ocean net revenues can be primarily attributed to the Company’s continued aggressive sales efforts in response to challenging market conditions.

For the three-month period ended September 30, 2008, as compared with the same period for 2007, the Company’s North American ocean freight net revenues increased 10% while ocean freight net revenues for Asia and Europe increased 20% and 34%, respectively. For the nine-month period ended September 30, 2008 , as compared with the same period for 2007, North American ocean freight net revenues increased 8%, while ocean freight net revenues for Asia and Europe increased 19% and 24%, respectively. The increases in European ocean freight net revenue during the three and nine-month periods are primarily a result of increased imports driven by more focused sales coordination between the Company’s Asian and European offices. These increases continued to be influenced by the relative strength of European currencies. The increase in Asian ocean freight net revenue is primarily a result of providing order management and ocean forwarding services to new and existing customers. Increases in North American net revenues were also influenced by stronger exports than those experienced in prior years, primarily driven by a weak U.S. dollar.

Customs brokerage and other services net revenues increased 11% and 12% for the three and the nine-month periods ended September 30, 2008, respectively, as compared with the same periods for 2007 as a result of the Company’s focused marketing efforts and continued emphasis on providing high quality service. Consolidation within the customs brokerage market has also contributed to this increase as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program. In addition, increased focus on regulatory compliance continues to provide opportunities for the Company to expand its customs brokerage services.

Salaries and related costs increased 10% for both the three and nine-month periods ended September 30, 2008, as compared with the same periods in 2007 as a result of (1) the Company’s increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity, and (2) increased compensation levels.

The effect of including stock-based compensation expense in salaries and related costs for the three and nine months ended September 30, 2008 and 2007 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Salaries and related costs	$224,809	$205,206	$646,159	$585,360
As a % of net revenue	52.4%	53.3%	53.8%	54.5%
Stock compensation expense	$11,513	$11,206	$34,116	$34,709
As a % of salaries and related costs	5.1%	5.5%	5.3%	5.9%
As a % of net revenue	2.7%	2.9%	2.8%	3.2%

Of the 94 and 72 basis point decrease in salaries and related costs as a percentage of net revenue for the three and nine-month periods ended September 30, 2008, respectively, as compared with the same periods for 2007, 34 and 65 basis points, respectively, are the result of the decrease in stock compensation expense as a percentage of net revenue.

The remaining 60 and 7 basis point decrease in salaries and related costs as a percentage of net revenue for the three and nine-month periods ended September 30, 2008, respectively, as compared to the same period for 2007, can be attributed to productivity increases which resulted from more efficient staffing utilization. Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the growth in revenues, net revenues and net earnings for the three and nine-month periods ended September 30, 2008 are a result of the incentives inherent in the Company’s compensation program.

Other overhead expenses increased 15% and 16% for the three and nine-month periods ended September 30, 2008, as compared with the same periods in 2007 as rent expense, communications expense, process improvement and training expenses, and other costs expanded to accommodate the Company’s growing operations. The Company incurred legal and related expenses of $2.6 million and $9.4 million for the three and nine-month periods ended September 30, 2008, respectively, primarily attributable to the Department of Justice’s (“DOJ”) ongoing investigation of air cargo freight forwarders and related legal proceedings as described further in Part II – Item 1 on this report on Form 10-Q entitled “Legal Proceedings”. The Company will continue to incur substantial legal costs, which could include fines and/or penalties, until these proceedings are concluded. If the DOJ concludes that the Company has engaged in anti-competitive behavior, such fines and/or penalties could have a material impact on the Company’s financial condition, results of operations and operating cash flows. Despite the legal and related expenditures mentioned above, other overhead expenses as a percentage of net revenues remained relatively constant for both the three and nine-month periods ended September 30, 2008, respectively, as compared with the same periods in 2007. This was primarily due to the continued achievement of cost containment objectives.

Other income, net, increased 9% and decreased 9% for the three and nine-month periods ended September 30, 2008, respectively, as compared with the same periods in 2007. Due to lower average interest rates during the three and nine months ended September 30, 2008, as compared with the same periods for 2007, interest income decreased $581 and $1 million, respectively.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate during the three-month period ended September 30, 2008, was 39.6% as compared to 41.0% for the same period in 2007. The Company’s consolidated effective income tax rate during the nine-month period ended September 30, 2008 was 39.7% as compared to 40.6% for the same period in 2007. Although a tax benefit related to stock-based compensation expense is recorded for non-qualified stock options at the time the related compensation expense is recognized, the tax benefit received for disqualifying dispositions of incentive stock options cannot be anticipated and as a result their precise impact on the Company’s consolidated tax rate cannot be predicted.

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

Historically, the primary competitive factors in the international logistics industry have been price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. The Company emphasizes quality service and believes that its prices are competitive with those of others in the industry. Customers have exhibited a trend towards more sophisticated and efficient procedures for the management of the logistics supply chain by embracing strategies such as just-in-time inventory management. The Company believes that this trend has resulted in customers using fewer service providers with greater technological capacity and more consistent global coverage. Accordingly, sophisticated computerized customer service capabilities and a stable worldwide network have become significant factors in attracting and retaining customers.

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

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely or the short-term financial outlook is such that hedging is the way to avoid short-term exchange losses. Any such hedging activity during the three and nine months ended September 30, 2008 and 2007 was insignificant.

For the three and nine months ended September 30, 2008, the Company had foreign exchange gains of approximately $1,896 and $878, respectively, on a net basis. For the same periods of 2007, the Company had a foreign exchange loss of approximately $70 and a foreign exchange gain of approximately $1,227, respectively, on a net basis. The Company had no foreign currency derivatives outstanding at September 30, 2008 and December 31, 2007.

Sources of Growth

During the third quarter of 2008, the Company opened 2 full-service offices (•) and 1 satellite office (+), as follows:

Latin America	Europe	United States
Lázaro Cárdenas, Mexico+ (satellite of Guadalajara)	Bucharest, Romania•	Milwaukee, Wisconsin• (formerly a satellite of Chicago)

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

Internal Growth - Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year. The table below presents “same store” comparisons for the three and nine months ended September 30, 2008 (which is the measure of any increase from the same period of 2007) and for the three and nine months ended September 30, 2007 (which measures growth over 2006).

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Net revenue	11%	13%	12%	12%
Operating income	13%	18%	12%	15%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities. Net cash provided by operating activities for the three and nine months ended September 30, 2008, was $92 million and $306 million, respectively, as compared with $37 million and $240 million for the same periods of 2007. The $55 million increase for the three months ended September 30, 2008, is primarily due to smaller increases in accounts receivable and accounts payable as compared to the same period of 2007. Business volumes were more evenly distributed in the third quarter of 2008 as compared with the same period of 2007, where a significant portion of the business occurred in late August and into the month of September. As a result of this large spike in volume in 2007, a much higher percentage of accounts receivable was not due for collection at September 30, 2007. The smaller increase in accounts payable is due to the timing of payments. The $67 million increase for the nine months ended September 30, 2008, is principally due to increased net earnings and relatively smaller increases in accounts receivable and accounts payable as compared to the same period of 2007, as a result of the same factors described for the three month period.

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

Cash used in investing activities for the three and nine months ended September 30, 2008, was $24 million and $48 million, respectively, as compared with $40 million and $75 million during the same periods of 2007. The largest use of cash in investing activities is cash paid for capital expenditures. As a non-asset based provider of integrated logistics services, the Company does not own any physical means of transportation (i.e., airplanes, ships, trucks, etc.). However, the Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. The Company routinely invests in technology, office furniture and equipment and leasehold improvements. In the third quarter of 2008, the Company made capital expenditures of $25 million as compared with $40 million for the same period in 2007. The Company currently expects to spend approximately $16 million for ongoing capital expenditures in the fourth quarter of 2008. In addition to property and equipment, ongoing capital expenditures include leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures. Total capital expenditures in 2008 are estimated to be $65 million. This includes normal capital expenditures as noted above, plus additional real estate acquisitions and development. The Company expects to pay for capital expenditures in 2008 with cash.

Cash used in financing activities during the three and nine-months ended September 30, 2008 were $49 million and $123 million, respectively, as compared with $22 million and $131 million for each of the same periods in 2007. The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market. The Company follows a policy of repurchasing stock to limit growth in issued and outstanding shares as a result of stock option exercises. The changes in cash used in financing activities during the three and nine months ended September 30, 2008 as compared with the same periods in 2007 is primarily the result of this policy. During the nine months ended September 30, 2008 and 2007 the net use of cash in financing activities included the payment of dividends of $.16 per share and $.14 per share, respectively.

At September 30, 2008, working capital was $882 million, including cash, cash equivalents and short-term investments of $697 million. The Company follows established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. The Company’s investment portfolio has not been adversely impacted by the recent disruption in the credit markets. However, if there is continued and expanded disruption in the credit markets, there can be no assurance that the Company’s investment portfolio will not be adversely affected in the future. The Company had no long-term debt at September 30, 2008.

The Company can not forecast the potential impact, if any, that the recent disruptions in the world financial markets and associated credit tightening may have on the underlying global economy. Management believes that the Company has effective credit control procedures, and historically has experienced relatively insignificant collection problems. The Company can not predict what fallout any of these disruptions might have on freight volumes due to changes in consumer demand or on customers’ abilities to pay.

The Company maintains international and domestic unsecured bank lines of credit. At September 30, 2008, the United States facility totaled $50 million and the international bank lines of credit totaled $20 million. In addition, the Company maintains a bank facility with its U.K. bank for $12 million which is available for issuances of standby letters of credit. At September 30, 2008, the Company had no amounts outstanding on these lines of credit but was contingently liable for $81 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

At September 30, 2008, cash and cash equivalent balances of $536 million were held by the Company’s non-U.S. subsidiaries, of which $61 million was held in banks in the United States. In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the nine months ended September 30, 2008, would have had the effect of raising operating income approximately $29 million. An average 10% strengthening of the U.S. dollar, for the same period, would have had the effect of reducing operating income approximately $23 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

As of September 30, 2008, the Company had approximately $1 million of net unsettled inter-company transactions. The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the three and nine months ended September 30, 2008, was insignificant. For the three and nine months ended September 30, 2008, the Company had foreign exchange gains of approximately $1,896 and $878, respectively, on a net basis. For the same periods of 2007, the Company had a foreign exchange loss of approximately $70 and a foreign exchange gain of approximately $1,227, respectively, on a net basis. The Company had no foreign currency derivatives outstanding at September 30, 2008 and December 31, 2007. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to inter-company billings. The majority of inter-company billings are resolved within 30 days and inter-company billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At September 30, 2008, the Company had cash, cash equivalents and short-term investments of $697 million, the vast majority of which is subject to variable short-term interest rates. The Company had no short-term borrowings at September 30, 2008. A hypothetical change in the interest rate of 10% would not have a significant impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure in the third quarter of 2008.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On October 10, 2007, the U. S. Department of Justice (DOJ) issued a subpoena ordering the Company to produce certain information and records relating to an investigation of alleged anti-competitive behavior amongst air cargo freight forwarders. The Company has retained the services of a law firm to assist in complying with the DOJ’s subpoena. They are also assisting management in conducting a very rigorous self-review. As part of this process, the Company has met with and continues to co-operate with the DOJ. As of September 30, 2008, the Company had incurred approximately $13 million of cumulative legal and associated costs. The Company expects to incur additional costs during the course of this ongoing investigation, which could include fines and/or penalties if the DOJ concludes that the Company has engaged in anti-competitive behavior and such fines and/or penalties could have a material impact on the Company’s financial condition, results of operations and operating cash flows.

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

On May 16, 2008, a former employee filed a putative class action lawsuit against the Company in the United States District Court for the Northern District of California, Kingery v. Expeditors International of Washington, Inc., No. 08-02510. The lawsuit, in which a class has not been certified, purports to be brought on behalf of some group of current and former salaried management and supervisory employees which the plaintiff alleges were misclassified as exempt from overtime and meal/rest breaks under California and Federal law. The complaint seeks unspecified damages and injunctive relief. The Company believes that these allegations are without merit and intends to vigorously defend itself.

On June 18, 2008, the European Commission (EC) issued a request for information to the Company’s UK subsidiary, Expeditors International (UK) Ltd., requesting certain information and records relating to an ongoing investigation of freight forwarders. The Company intends to respond and co-operate with the EC investigation.

At this time the Company is unable to estimate the range of loss or damages, if any, that might result as an outcome of any of these proceedings.

The Company is involved in other claims and lawsuits which arise in the ordinary course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s operations or financial position.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the report on Form 10-K filed on or about February 29, 2008, except for noting that (i) any fines or penalties that could be levied by the DOJ in the event the DOJ concludes the Company has engaged in anti-competitive behavior could have a material impact on the Company’s financial condition, results of operations and operating cash flows and (ii) the Company’s UK subsidiary, Expeditors International (UK) Ltd., received a request for information from the EC. Additionally, a “Financial Markets” risk factor has been added.

RISK FACTOR	DISCUSSION AND POTENTIAL SIGNIFICANCE
Litigation/Investigations	As a multinational corporation, the Company is subject to formal or informal investigations or litigation from governmental authorities in the countries in which it does business. The Company is currently subject to, and is cooperating fully with, an investigation by the U.S. Department of Justice (DOJ) of air cargo freight forwarders. This investigation may require further management time and cause the Company to incur substantial additional legal and related costs, which could include fines and/or penalties if the DOJ concludes that the Company has engaged in anti-competitive behavior and such fines and/or penalties could have a material impact on the Company’s financial condition, results of operations and operating cash flows. In addition, the Company’s UK subsidiary has received a request for information from the European Commission relating to an ongoing investigation of freight forwarders. The response to the request may require substantial management time and cause the UK subsidiary to incur substantial legal and related costs. The Company may be subject to other civil litigation arising from these investigations, including but not limited to shareholder class action lawsuits and derivative claims made on behalf of the Company. In addition, the Company has been named as a defendant in a Federal anti-trust class action lawsuit filed in New York and will incur additional costs related to defending itself in these proceedings.

Financial Markets	The global capital and credit markets are currently experiencing unprecedented levels of volatility and disruption. These conditions may adversely affect certain of the Company’s customers and third party vendors. Were that to occur, the Company’s revenues and net earnings could also be adversely affected. Should customers’ ability to pay deteriorate, additional bad debts may be incurred.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2008	633	$42.51	633	15,705,839
August 1-31, 2008	1,663,118	35.91	1,663,118	15,007,155
September 1-30, 2008	440,156	35.41	440,156	13,783,424

Total	2,103,907	$35.81	2,103,907	13,783,424

In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan. This plan was amended in February 2001 to increase the authorization to repurchase up to 20 million shares of the Company’s common stock. This authorization has no expiration date. This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995. In the third quarter of 2008, 736,418 shares were repurchased under the Non-Discretionary Stock Repurchase Plan.

In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200 million shares of common stock. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. This plan was announced on November 13, 2001. In the third quarter of 2008, 1,367,489 shares were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases were made to limit the growth in number of issued and outstanding shares as a result of stock option exercises.

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

November 7, 2008	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer
(Principal Executive Officer)

November 7, 2008	/s/ R. JORDAN GATES
R. Jordan Gates, President and Chief Operating Officer
(Principal Financial and Accounting Officer)

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Form 10-Q Index and Exhibits

September 30, 2008

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002