Form 10-K
period 2008-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2009-02-27
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At June 30, 2008, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $9,034,153,929.

At February 20, 2009 the number of shares outstanding of registrant’s Common Stock was 212,113,983.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2009 Annual Meeting of Shareholders to be held on May 6, 2009 are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the Company is making readers aware that forward-looking statements, because they relate to future events, are by their very nature subject to many important risk factors which could cause actual results to differ materially from those contained in the forward-looking statements. For additional information about forward-looking statements and for an identification of risk factors and their potential significance, see “Safe Harbor for Forward-Looking Statements Under Private Securities Litigation Reform Act of 1995; Certain Cautionary Statements” immediately preceding Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

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

UNITED STATES AND OTHER NORTH AMERICA

• Seattle (5/79)	• Dallas (5/92)	• McAllen (4/98)	CANADA

• Chicago (7/81)	• Columbus (6/92)	• Pittsburgh (6/99)	• Toronto (5/84)

• San Francisco (7/81)	• Charlotte (7/92)	• Savannah (3/00)	• Vancouver (9/95)

• New York (11/81)	• Newark (9/94)	• Milwaukee (7/00)	+ Windsor (6/98)

• Los Angeles (5/82)	• Philadelphia (3/95)	• Kansas City (8/00)	• Montreal (4/99)

• Atlanta (8/83)	• Charleston (6/95)	• Washington, D.C. (9/00)	• Calgary (9/04)

• Boston (11/85)	• Memphis (8/95)	• Nashville (10/01)	MEXICO

• Miami (3/86)	• Salt Lake City (11/95)	+ Huntsville (12/02)	• Mexico City (6/95)

• Minneapolis (7/86)	• Norfolk (9/96)	• Austin (2/03)	• Nuevo Laredo (4/97)

• Denver (2/88)	• Indianapolis (11/96)	• Orlando (8/03)	• Guadalajara (9/97)

• Detroit (7/88)	+ Port Huron-Blue Water Bridge (12/96)	• Tampa (9/03)	• Nogales (1/99)

• Portland (7/88)	+ Detroit-Ambassador Bridge (12/96)	+ New Orleans (9/04)	• Ciudad Juarez (5/00)

• Cincinnati (8/89)	+ Lewiston-Queenston (12/96)	+ Omaha (7/06)	• Monterrey (1/05)

• Cleveland (7/90)	• Buffalo-Peace Bridge (1/97)	+ Calexico (6/06)	• Reynosa (6/06)

• Phoenix (7/91)	• El Paso (1/97)	+ Knoxville (5/07)	+ Querétaro (9/06)

• Louisville (10/91)	• Laredo (2/97)	• Raleigh Durham (1/08)	+ Lázaro Cadenas (7/08)

• St. Louis (4/92)	• Nogales (2/97)	+ Tulsa (1/09)

• Houston (4/92)	• San Diego (7/97)

• Baltimore (4/92)	+ Rochester (10/97)

LATIN AMERICA

ARGENTINA	CHILE	GUATEMALA	PUERTO RICO

• Buenos Aires (1/98)	• Santiago (2/95)	• Guatemala City (1/07)	• San Juan (5/95)

BRAZIL	COLOMBIA	PERU

• Sao Paulo (9/95)	• Bogota (12/98)	• Lima (12/05)

• Rio de Janeiro (9/95)	+ Cali (12/98)	VENEZUELA

• Campinas (9/95)	+ Medellin (7/00)	• Caracas (1/01)

+ Santos (10/97)	COSTA RICA	+ Maiquetía (1/01)

• Manaus (7/00)	• San Jose (10/03)

• Porto Alegre (1/05)

ASIA

BANGLADESH	• Hangzhou (10/01)	• Surabaya (2/92)	PHILIPPINES

• Dhaka (6/89)	+ Kunshan (12/01)	+ Batam (3/07)	• Manila (8/98)

+ Chittagong (8/93)	• Fuzhou (6/02)	JAPAN	+ Olongapo City (8/98)

CAMBODIA	• Yantai (11/02)	• Tokyo (1/01)	+ Cebu City (9/99)

• Phnom Penh (4/00)	+ Shenyang (12/02)	• Osaka (1/01)	SINGAPORE

PEOPLE’S REPUBLIC OF CHINA	+ Wuhan (1/03)	+ Nagoya (8/03)	• Singapore (9/81)

• Guangzhou (4/94)	+ Huizhou (12/03)	KOREA	TAIWAN

• Beijing (7/94)	+ Zhuhai (12/03)	+ Pusan (10/94)	• Taipei (9/81)

• Dalian (7/94)	+ Foshan (1/04)	• Seoul (10/94)	+ Kaohsiung (9/81)

• Shanghai (7/94)	• Chongqing (7/04)	+ Chonan (6/96)	+ Taichung (9/81)

• Shenzhen (7/94)	• Dongguan (2/05)	+ Kwangju (6/96)	+ Hsin-Chu (9/89)

• Qingdao (7/94)	• Nanjing (3/05)	+ Masan (6/96)	THAILAND

• Tianjin (7/94)	• Macau (5/05)	+ Taegu (6/96)	• Bangkok (9/94)

• Xi’an (7/94)	+ Shantou (12/06)	MALAYSIA	+ Laem Chabang (8/05)

• Xiamen (7/94)	+ Changzhou (10/07)	• Penang (11/87)	VIETNAM

+ Chengdu (9/00)	HONG KONG	• Kuala Lumpur (6/90)	• Ho Chi Minh City (5/00)

• Ningbo (7/01)	• Kowloon (9/81)	• Johor Bahru (11/94)	• Hanoi (3/04)

• Suzhou (9/01)	INDONESIA		+ Da Nang (9/05)

+ Zhongshan (9/01)	• Jakarta (12/90)

EUROPE AND AFRICA

AUSTRIA	• Stuttgart (4/92)	POLAND	UNITED KINGDOM

• Vienna (11/95)	• Hamburg (1/93)	• Warsaw (2/05)	• London (4/86)

+ Graz (3/06)	• Nuremberg (1/01)	+ Krakow (8/07)	• Manchester (11/88)

BELGIUM	+ Hannover (1/05)	PORTUGAL	• Birmingham (3/90)

• Brussels (7/90)	HUNGARY	• Lisbon (10/91)	• Glasgow (4/92)

+Antwerp (4/91)	• Budapest (4/00)	• Oporto (10/91)	• Bristol (3/97)

THE CZECH REPUBLIC	IRELAND	ROMANIA	• East Midlands (1/99)

• Prague (6/98)	• Dublin (3/97)	• Bucharest (9/08)	+ Hull (1/00)

FINLAND	• Cork (3/97)	SPAIN	• Belfast (9/01)

• Helsinki (4/94)	• Shannon (3/97)	• Barcelona (1/94)	• Aberdeen (9/05)

FRANCE	ITALY	• Madrid (1/94)	SOUTH AFRICA

• Paris (1/97)	• Milan (4/93)	• Alicante (4/96)	• Johannesburg (3/94)

• Mulhouse (1/97)	• Verona (4/93)	SWEDEN	• Durban (3/94)

• Lyon (1/97)	• Florence (3/98)	• Stockholm (1/94)	• Capetown (1/97)

• Lille (3/97)	+ Turin (4/05)	• Goteborg (1/94)	+ Port Elizabeth (7/03)

• Bordeaux (7/00)	THE NETHERLANDS	+ Malmoe (3/05)	MADAGASCAR

GERMANY	• Amsterdam (6/94)	SWITZERLAND	• Antananarivo (11/01)

• Frankfurt (4/92)	• Rotterdam (3/95)	• Chiasso (2/01)	MAURITIUS

• Munich (4/92)	+ Maastricht (9/07)	• Zurich (10/05)	• Port Louis (7/99)

• Dusseldorf (4/92)

MIDDLE EAST AND INDIA

BAHRAIN	+ Cochin (4/01)	LEBANON	SRI LANKA

• Manama (1/08)	+ Hyderabad (9/01)	• Beirut (8/99)	• Colombo (3/95)

EGYPT	+ Tuticorin (11/03)	PAKISTAN	TURKEY

• Cairo (2/95)	+ Ahmedabad (1/05)	• Karachi (9/96)	• Ankara (1/99)

+ Alexandria (2/95)	+ Tiruppur (3/05)	• Lahore (9/96)	• Istanbul (1/99)

GREECE	+ Ludhiana (6/05)	+ Sialkot (6/03)	• Izmir (1/99)

• Athens (2/99)	+ Pune (10/06)	+ Faisalabad (5/06)	• Mersin (1/99)

+ Thessaloniki (2/99)	+ Kolkata (1/08)	+ Islamabad (10/06)	+ Adana (1/99)

INDIA	+ Coimbatore (1/08)	QATAR	U.A.E.

• New Delhi (7/96)	+ Mundra (4/08)	• Doha (1/07)	• Abu Dhabi (1/94)

• Mumbai (Bombay) (1/97)	JORDAN	SAUDI ARABIA	• Dubai (10/98)

• Bangalore (6/97)	• Amman (9/07)	# Riyadh (7/92)	CYPRUS

• Chennai (Madras) (6/97)	KUWAIT	# Jeddah (7/92)	* Nicosia (6/96)

+ Jaipur (6/99)	# Kuwait City (7/97)	# Dammam (6/05)	* Larnaca (1/98)

AUSTRALASIA

AUSTRALIA	• Brisbane (10/93)	FIJI	NEW ZEALAND

• Sydney (8/88)	• Perth (12/94)	* Nadi (7/96)	• Auckland (8/88)

• Melbourne (8/88)	• Adelaide (10/97)	* Suva (5/97)	+ Christchurch (10/07)

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

Airfreight Services

Airfreight services accounted for approximately 36 percent for each of the Company’s 2008, 2007, and 2006 consolidated revenues net of freight consolidation expenses (“net revenues”), respectively. When performing airfreight services, the Company typically acts either as a freight consolidator or as an agent for the airline which carries the shipment. When acting as a freight consolidator, the Company purchases cargo space from airlines on a volume basis and resells that space to its customers at lower rates than the customers could obtain directly from airlines. When moving shipments between points where the volume of business does not facilitate consolidation, the Company receives and forwards individual shipments as the agent of the airline which carries the shipment. Whether acting as an agent or consolidator, the Company offers its customers knowledge of optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with space availability in periods of peak demand.

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

The Company’s airfreight forwarding net revenues from a consolidated shipment include the differential between the rate charged to the Company by an airline and the rate which the Company charges to its customers, commissions paid to the Company by the airline carrying the freight and fees for ancillary services. Such ancillary services provided by the Company include preparation of shipping and customs documentation, packing, crating and insurance services, negotiation of letters of credit, and preparation of documentation to comply with local export laws. When the Company acts as an agent for an airline handling an unconsolidated shipment, its net revenues are primarily derived from commissions paid by the airline and fees for ancillary services paid by the customer.

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

Ocean Freight and Ocean Services

Ocean freight services accounted for approximately 25, 24, and 25 percent of the Company’s 2008, 2007, and 2006 consolidated net revenues, respectively. The Company operates Expeditors International Ocean (“EIO”), an Ocean Transportation Intermediary, sometimes referred to as a Non-Vessel Operating Common Carrier (“NVOCC”) specializing in ocean freight consolidation from Asia to the United States. EIO also provides service, on a smaller scale, to and from any location where the Company has an office or agent. As an NVOCC, EIO contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate. EIO solicits Less-than Container Load (“LCL”) freight to fill the containers and charges lower rates than those available directly from shipping lines. EIO also handles full container loads for customers that do not have annual shipping volumes sufficient to negotiate comparable contracts directly with the ocean carriers. The Company’s revenues as an ocean freight forwarder are also derived from commissions paid by the carrier and revenues from fees charged to customers for ancillary services which the Company may provide, such as preparing documentation, procuring insurance, arranging for packing and crating services, and providing consultation. The Company does not own vessels and generally does not physically handle the cargo.

Order Management (previously referred to as ECMS or Expeditors Cargo Management System) provides origin consolidation, vendor management, container management, document management, destination management and PO/SKU visibility through a web based and server based application. Customers have the ability to monitor and report against real time status of purchase orders from the date of creation through final delivery. Item quantities, required ship dates, commodity descriptions, estimated vs. actual ex factory dates, container utilization, vendor performance and document visibility are many of the managed functions that are visible and reportable via the web. Order Management is available for various modes of transportation including ocean, air, truck and rail. Order Management revenues are derived from services provided to the shipper as well as management fees associated with managing purchase order execution against customer specific rules. One basic function of Order Management involves the taking of cargo from many vendors in a particular origin and “consolidating” these shipments into the fewest possible number of containers to maximize space and minimize cost. Through origin consolidation customers can reduce the number of containers shipped by putting more product in larger and fewer containers. Data integrity is an increasingly critical function of Order Management. Efficient data management is a by-product of our operational processes.

Customs Brokerage and Other Services

Customs brokerage and other services accounted for approximately 39, 40 and 39 percent of the Company’s 2008, 2007, and 2006 consolidated net revenues, respectively. As a customs broker, the Company assists importers to clear shipments through customs by preparing required documentation, calculating and providing for payment of duties on behalf of the importer, arranging for any required inspections by governmental agencies, and arranging for delivery. The Company also provides other value added services at destination such as warehousing and product distribution, time definite transportation and inventory management. None of these other services are currently individually significant to the Company’s net revenues.

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

The Company’s ability to attract, retain, and motivate highly qualified personnel with experience in global logistics services is an essential, if not the most important, element of its ability to compete in the industry. To this end, the Company has adopted incentive compensation programs which make percentages of branch net revenues or profits available to managers for distribution among key personnel. The Company believes that these incentive compensation programs, combined with its experienced personnel and its ability to coordinate global marketing efforts, provide it with a distinct competitive advantage and account for historical growth that competitors have generally matched only through acquisition.

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

In addition, the Company’s ability to provide service to its customers is highly dependent on good working relationships with a variety of entities including airlines, steamship lines and governmental agencies. The Company considers its current working relationships with these entities to be good. However, changes in the financial stability and operating capabilities of asset-based carriers, space allotments available from carriers, governmental deregulation efforts, “modernization” of the regulations governing customs clearance, and/or changes in governmental quota restrictions could affect the Company’s business in unpredictable ways.

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

Employees

At January 31, 2009, the Company employed approximately 12,580 people, 4,390 in the United States and 750 in the balance of North America, 630 in Latin America, 3,520 in Asia, 2,020 in Europe and Africa, 1,040 in the Middle East and 230 in Australasia. Approximately 1,790 of the Company’s employees are engaged principally in sales and marketing and customer service, 7,300 in operations and 3,490 in finance and administration. The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be satisfactory.

In order to retain the services of highly qualified, experienced, and motivated employees, the Company places considerable emphasis on its non-equity incentive compensation programs and stock option plans.

Executive Officers of the Registrant

The following table sets forth the names, ages, and positions of current executive officers of the Company.

Name	Age	Position
Peter J. Rose	65	Chairman and Chief Executive Officer and director
James L.K. Wang	61	President-Asia and director
R. Jordan Gates	53	President and Chief Operating Officer, Principal Financial and Accounting Officer and director
Rommel C. Saber	51	President-Europe, Africa, Near/Middle East and Indian Subcontinent
Robert L. Villanueva	56	President-The Americas
Timothy C. Barber	49	President-Global Sales and Marketing
Rosanne Esposito	57	Executive Vice President-Global Customs
Eugene K. Alger	48	Executive Vice President-North America
Jean Claude Carcaillet	63	Senior Vice President-Australasia
Philip M. Coughlin	48	Executive Vice President-North America
Roger A. Idiart	55	Senior Vice President-Air Cargo
Charles J. Lynch	48	Senior Vice President-Corporate Controller
Jeffrey S. Musser	43	Senior Vice President and Chief Information Officer
Daniel R. Wall	40	Senior Vice President-Ocean Services
Amy J. Tangeman	40	Vice President-General Counsel and Secretary
Bradley S. Powell	48	Chief Financial Officer

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

R. Jordan Gates joined the Company as its Controller-Europe in February 1991. Mr. Gates was elected Chief Financial Officer and Treasurer of the Company in August 1994 and Senior Vice President-Chief Financial Officer and Treasurer in January 1998. In May 2000, Mr. Gates was elected Executive Vice President-Chief Financial Officer and Treasurer. Mr. Gates was also elected as a director in May 2000. On January 1, 2008, Mr. Gates assumed the role of President and Chief Operating Officer. He will remain Principal Financial and Accounting Officer until March 15, 2009.

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

Eugene K. Alger joined the Company in October 1982. Mr. Alger was promoted to District Manager and Regional Vice President of the Los Angeles office in May 1983. He was elected Regional Vice President-Southwestern U.S. and Mexico Region in January 1992, and Senior Vice President of North America in September 1999. In March, 2008, he was promoted to Executive Vice President-North America.

Jean Claude Carcaillet joined the Company as Managing Director-Australasia in August 1988. Mr. Carcaillet was elected Senior Vice President-Australasia in September 1997.

Philip M. Coughlin joined the Company in October 1985. In August 1986, Mr. Coughlin was promoted to District Manager. Mr. Coughlin was elected Regional Manager for New England and Canada in January 1991, Regional Vice President-Northeastern U.S. and Northern Border in January 1992, and Senior Vice President of North America in September 1999. In March, 2008, he was promoted to Executive Vice President-North America.

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

Bradley S. Powell joined the Company as Chief Financial Officer in October 2008. Prior to joining the Company, Mr. Powell served as President and Chief Financial Officer of Eden Bioscience Corporation, a publicly-traded biotechnology company, from December 2006 to September 2008 and as Vice President and Chief Financial Officer from July 1998 to December 2006. Mr. Powell will assume the role of Principal Financial and Accounting Officer on March 15, 2009.

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

The Company maintains marine cargo insurance covering claims for losses attributable to missing or damaged shipments for which it is legally liable. The Company also maintains insurance coverage for the property of others which is stored in Company warehouse facilities. This insurance coverage is provided by a Vermont U.S. based insurance entity wholly owned by the Company. The coverage is fronted and reinsured by a global insurance company. The total risk retained by the Company in 2008 was approximately $4 million. In addition, the Company is licensed as an insurance broker through its subsidiary, Expeditors Cargo Insurance Brokers, Inc. and places stand alone insurance coverage for other customers.

ITEM 1A – RISK FACTORS

RISK FACTORS	DISCUSSION AND POTENTIAL SIGNIFICANCE

International Trade	The Company primarily provides services to customers engaged in international commerce. Everything that affects international trade has the potential to expand or contract the Company’s primary market and impact its operating results. For example, international trade is influenced by:

• currency exchange rate and currency control regulations;

• interest rate fluctuations;

• changes in governmental policies, such as taxation, quota restrictions and other forms of trade barriers and/or restrictions;

• changes in and application of international and domestic customs, trade and security regulations;

• wars, acts of terrorism, and other conflicts;

• natural disasters;

• changes in consumer attitudes regarding goods made in countries other than their own;

• changes in availability of credit;

• changes in the price and readily available quantities of oil and other petroleum-related products; and

• increased global concerns regarding environmental sustainability.

Third Party Suppliers	The Company is a non-asset based provider of global logistics services. As a result, the Company depends on a variety of asset-based third party suppliers. The quality and profitability of the Company’s services depend upon effective selection, management and discipline of third party suppliers.

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

The Company believes that its compensation programs, which have been in place since the Company became a publicly traded entity, are one of the unique characteristics responsible for differentiating its performance from that of many of its competitors. Significant changes to its compensation programs could affect the Company’s performance.

Technology	Increasingly, the Company must compete based upon the flexibility and sophistication of the technologies utilized in performing its core businesses. Future results depend upon the Company’s success in the cost effective development and integration of communication and information systems technologies.

RISK FACTORS	DISCUSSION AND POTENTIAL SIGNIFICANCE

Growth	To date, the Company has relied primarily upon organic growth and has tended to avoid growth through acquisition. Future results will depend upon the Company’s ability to continue to grow internally or to demonstrate the ability to successfully identify and integrate non-dilutive acquisitions.

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

Competition	The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. There are a large number of companies competing in one or more segments of the industry, but the number of firms with a global network that offer a full complement of logistics services is more limited. Depending on the location of the shipper and the importer, the Company must compete against both the niche players and larger entities.

Taxes	The Company is subject to various taxes in the United States and many foreign jurisdictions. The Company is regularly under audit by tax authorities. Although the Company believes its tax estimates are reasonable, the final determination of tax audits could be materially different from the Company’s tax provisions and accruals and negatively impact its financial results.

Litigation/Investigations

As a multinational corporation, the Company is subject to formal or informal investigations or litigation from governmental authorities in the countries in which it does business. The Company is currently subject to, and is cooperating fully with, an investigation by the U.S. Department of Justice (DOJ) of air cargo freight forwarders. In addition, the Company’s UK subsidiary has received requests for information from the European Commission (EC) relating to an ongoing investigation of freight forwarders. The Company has replied to the request for information and continues to respond to any further requests related to the EC investigation. These investigations will require further management time and cause the Company to incur substantial additional legal and related costs, which could include fines and/or penalties if the DOJ and/or EC concludes that the Company has engaged in anti-competitive behavior and such fines and/or penalties could have a material impact on the Company’s financial position, results of operations and operating cash flows.

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

Economic Conditions	Unfavorable changes in economic conditions may result in lower freight volumes and adversely affect our revenues. The global capital and credit markets are currently experiencing unprecedented levels of volatility and disruption. These conditions may adversely affect certain of the Company’s customers and third party suppliers. Were that to occur, the Company’s revenues and net earnings could also be adversely affected. Should customers’ ability to pay deteriorate, additional bad debts may be incurred.

Catastrophic Events	A disruption or failure of the Company’s systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event could cause delays in providing services or performing other mission-critical functions. The Company’s corporate headquarters, and certain other critical business operations are in the Seattle, Washington area, which is near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of the Company’s critical business or information technology systems could harm the Company’s ability to conduct normal business operations and its operating results.

ITEM 1B — UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 — PROPERTIES

The Company owns the following properties:

Location	Nature of Property
United States:
Seattle, Washington	Office buildings
Near Seattle-Tacoma International Airport (in Washington)	Office building
Houston, Texas	Office and warehouse
Nassau County, New York	Office and warehouse
Middlesex County, New Jersey	Office and warehouse
Near San Francisco International Airport (in California)	Office and warehouse
Near Los Angeles International Airport (in California)	Office and warehouse
Near O’Hare International Airport (in Illinois)	Office and warehouse
Miami, Florida	Office, warehouse and free trade zone*
Spokane, Washington	Acreage

Asia:
Kowloon, Hong Kong	Offices
Taipei, Taiwan	Office
Seoul, Korea	Office
Shanghai, China	Office building and acreage
Near Beijing Airport (in Beijing)	Acreage

Europe:
Brussels, Belgium	Office and warehouse
Dublin, Ireland	Office and warehouse
Cork, Ireland	Office and warehouse
Near Heathrow Airport (in London, England)	Acreage

Latin America:
Alajuela, Costa Rica	Office building

Middle East:
Cairo, Egypt	Office and warehouse

*	Company directly owns 50% with Cargo Ventures, LLC, a private, non-affiliated real estate development company.

The Company leases and maintains 66 additional offices and satellite locations in the United States and 373 leased locations throughout the world, each located close to an airport, ocean port, or on an important border crossing. The majority of these facilities contain warehouse facilities. Lease terms are either on a month-to-month basis or terminate at various times through 2019. See Note 6 to the Company’s consolidated financial statements for lease commitments. As an office matures, the Company will investigate the possibility of building or buying suitable facilities. The Company believes that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.

ITEM 3 — LEGAL PROCEEDINGS

On October 10, 2007, the U. S. Department of Justice (DOJ) issued a subpoena ordering the Company to produce certain information and records relating to an investigation of alleged anti-competitive behavior amongst air cargo freight forwarders. The Company has retained the services of a law firm to assist in complying with the DOJ’s subpoena. As part of this process, the Company has met with and continues to co-operate with the DOJ. As of December 31, 2008, the Company had incurred approximately $14 million of cumulative legal and associated costs. The Company expects to incur additional costs during the course of this ongoing investigation, which could include fines and/or penalties if the DOJ concludes that the Company has engaged in anti-competitive behavior and such fines and/or penalties could have a material impact on the Company’s financial position, results of operations and operating cash flows.

On January 3, 2008, the Company was named as a defendant, with seven other European and North American-based global logistics providers, in a Federal antitrust class action lawsuit filed in the United States District Court of the Eastern District of New York, Precision Associates, Inc. et al v. Panalpina World Transport, No. 08-CV0042. The plaintiffs’ complaint, which purports to be brought on behalf of a class of customers (and has not yet been certified), asserts claims that the defendants engaged in price fixing regarding the provision of of freight forwarding services in violation of the Sherman Act. The complaint seeks unspecified damages and injunctive relief. The Company believes that these allegations are without merit and intends to vigorously defend itself.

On June 18, 2008, the European Commission (EC) issued a request for information to the Company’s UK subsidiary, Expeditors International (UK) Ltd., requesting certain information relating to an ongoing investigation of freight forwarders. The Company replied to the request. On February 18, 2009, the EC issued another request for information to the same subsidiary requesting certain additional information in connection with the EC’s ongoing investigation of freight forwarders. The Company intends to respond to this latest request for information. The Company expects to incur additional costs during the course of this ongoing investigation, which could include administrative fines if the EC concludes that the Company has engaged in anti-competitive behavior and such fines could have a material impact on the Company’s financial position, results of operations and operating cash flows.

On May 16, 2008, a former employee filed a putative class action lawsuit against the Company in the United States District Court for the Northern District of California, Kingery v. Expeditors International of Washington, Inc., No. 08-02510. The original lawsuit, purported to be brought on behalf of some group of current and former salaried management and supervisory employees, which the plaintiff alleges were misclassified as exempt from overtime and meal/rest breaks under California and Federal law. In February 2009, plaintiff, through his counsel, announced that the lawsuit will not be prosecuted as a class action, but solely as a lawsuit involving plaintiff individually. The complaint seeks unspecified damages and injunctive relief. The Company believes that these allegations are without merit and intends to vigorously defend itself. Further, in management’s opinion, the lawsuit will not have a significant effect on the Company’s operations or financial position.

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

PART II

ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low sale prices for the Company’s common stock as reported by The NASDAQ Global Select Market under the symbol EXPD.

	Common Stock			Common Stock
Quarter	High	Low	Quarter	High	Low
2008			2007
First	$48.00	$38.16	First	$48.05	$38.31
Second	$49.92	$41.95	Second	$48.70	$40.51
Third	$45.45	$33.28	Third	$54.46	$41.08
Fourth	$40.50	$24.05	Fourth	$53.48	$42.44

There were 7,055 shareholders of record as of February 20, 2009. This figure does not include a substantially greater number of beneficial holders of the Company’s common stock, whose shares are held of record by banks, brokers and other financial institutions.

The Board of Directors declared semi-annual dividends during the two most recent fiscal years as follows:

June 16, 2008	$.16
December 15, 2008	$.16

June 15, 2007	$.14
December 17, 2007	$.14

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2008	—	$—	—	13,807,589
November 1-30, 2008	10,118	$36.77	10,118	14,008,595
December 1-31, 2008	267,701	$33.20	267,701	13,811,627

Total	277,819	$33.33	277,819	13,811,627

In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. This plan was amended in February 2001 to increase the authorization to repurchase up to 20,000,000 shares of the Company’s common stock. On February 9, 2009, the Plan was further amended to increase the authorization to repurchase up to 40,000,000 shares. This authorization has no expiration date. This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995. In the fourth quarter of 2008, 77,106 shares were repurchased under the Non-Discretionary Stock Repurchase Plan.

In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200,000,000 shares of common stock. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increase. This authorization has no expiration date. This plan was announced on November 13, 2001. In the fourth quarter of 2008, 200,713 shares were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases were made to limit the growth in the number of issued and outstanding shares as a result of stock option exercises.

ITEM 6 — SELECTED FINANCIAL DATA

Financial Highlights

In thousands except per share data

	2008	2007	2006	2005	2004
Revenues	$5,633,878	5,235,171	4,633,987	3,903,794	3,317,989
Net revenues	1,603,261	1,452,961	1,290,960	1,061,622	906,727
Net earnings	301,014	269,154	235,094	190,436	129,949
Diluted earnings per share	1.37	1.21	1.06	.86	.59
Basic earnings per share	1.41	1.26	1.10	.89	.61
Dividends declared and paid per share	.32	.28	.22	.15	.11
Working capital	903,010	764,944	632,691	589,460	521,544
Total assets	2,100,839	2,069,065	1,822,338	1,566,044	1,364,053
Shareholders’ equity	1,366,418	1,226,571	1,070,091	926,382	821,144
Diluted weighted average shares outstanding	219,170	221,800	222,223	220,230	220,117
Basic weighted average shares outstanding	212,756	213,315	213,455	213,555	212,768

All share and per share information have been adjusted to reflect a 2-for-1 stock split effected in June, 2006.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. The words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are qualified in their entirety by reference to and are accompanied by the discussion in Item 1A of certain important factors that could cause actual results to differ materially from such forward-looking statements.

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

International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, and United States and foreign laws and policies relating to tariffs, trade restrictions, foreign investments, taxation and regional and global conflicts. Periodically, governments consider a variety of changes to current tariffs and trade restrictions. The Company cannot predict which, if any, of these proposals may be adopted, nor can the Company predict the effects the adoption of any such proposal will have on the Company’s business. Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies concerning international trade, the Company’s business may also be affected by political developments and changes in government personnel or policies in the nations in which it does business.

The Company derives its revenues from three principal sources: 1) airfreight services, 2) ocean freight and ocean services, and 3) customs brokerage and other services. These are the revenue categories presented in the financial statements.

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

The Company’s ability to provide services to its customers is highly dependent on good working relationships with a variety of entities including airlines, ocean steamship lines, and governmental agencies. The significance of maintaining acceptable working relationships with governmental agencies and asset-based carriers involved in global trade has gained increased importance as a result of ongoing concern over terrorism. As each carrier labors to comply with governmental regulations implementing security policies and procedures, inherent conflicts emerge which can and do affect global trade to some degree. A good reputation helps to develop practical working understandings that will effectively meet security requirements while minimizing potential international trade obstacles. The Company considers its current working relationships with these entities to be satisfactory. However, changes in the financial stability and operating capabilities of asset-based carriers, space allotments available from carriers, governmental regulation or deregulation efforts, “modernization” of the regulations governing customs brokerage, and/or changes in governmental quota restrictions could affect the Company’s business in unpredictable ways.

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

Primarily as a result of the global economic downturn, the Company’s air and ocean freight volumes were lower in the second half of 2008 as compared to the same period in 2007. Also, airfreight volumes in the second half of 2008 were lower than volumes in the first half of 2008. These results are unprecedented in the Company’s history. At this point in time, the Company cannot predict the ongoing impact of the current global economic downturn or whether various governmental stimulus plans will be effective.

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

In terms of the opportunities, challenges and risks that management focused on in 2008, the Company operates in 61 countries throughout the world in the competitive global logistics industry and Company activities are tied directly to the global economy. From the inception of the Company, management has believed that the elements required for a successful global service organization can only be assured through recruiting, training, and ultimately retaining superior personnel. The Company’s greatest challenge is now and always has been perpetuating a consistent global culture which demands:

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

Any failure to perpetuate this unique culture on a self-sustained basis throughout the Company, provides a greater threat to the Company’s continued success than any external force, which would be largely beyond our control. Consequently, management spends the majority of its time focused on creating an environment where employees can learn and develop while also improving systems and taking preventative action to reduce exposure to negative events. The Company strongly believes that it is nearly impossible to predict events that, in the aggregate, could have a positive or a negative impact on future operations. As a result our focus is on building and maintaining a global culture of well-trained employees and managers that are prepared to identify and react to subtle changes as they develop and thereby help the Company adapt and thrive as major trends emerge.

Critical Accounting Estimates

A summary of the Company’s significant accounting policies can be found in Note 1 to the consolidated financial statements in this Annual Report.

Management believes that the nature of the Company’s business is such that there are few complex challenges in accounting for operations.

While judgments and estimates are a necessary component of any system of accounting, the Company’s use of estimates is limited primarily to the following areas:

•	accounts receivable valuation;

•	the useful lives of long-term assets;

•	the accrual of costs related to ancillary services the Company provides;

•	establishment of adequate insurance liabilities for the portion of the freight related exposure which the Company has self-insured;

•	accrual of various tax liabilities; and

•	calculation of share-based compensation expense.

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

As described in Note 1I to the consolidated financial statements in this report, the Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standard No. 123R (revised 2004), “Share-based Payment” (SFAS 123R). This accounting standard requires the recognition of compensation expense based on an estimate of the fair value of options granted to employees and directors under the Company’s stock option and employee stock purchase plans. This expense is recorded on a straight-line basis over the option vesting periods.

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

The Company uses the Black-Scholes model for estimating the fair value of stock options. Refer to Note 4F in the consolidated financial statements for the assumptions used for grants issued during the years ended December 31, 2008, 2007 and 2006. The assumptions used by the Company for estimating the fair value of options granted under SFAS 123R were developed on a basis consistent with assumptions used for valuing previous grants.

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

The fair value of an option is more significantly impacted by changes in the expected volatility and expected life assumptions. The pre-vesting forfeitures assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeitures assumption would not impact the total amount of expense ultimately recognized over the vesting period. Different forfeiture assumptions would only impact the timing of expense recognition over the vesting period. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 modifies the accounting for changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 160 beginning in the first quarter of 2009. The Company had minority interest of $17,498 as of December 31, 2008 and $17,208 as of December 31, 2007, that it expects will be reclassified to equity under the provisions of SFAS 160.

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

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for 2008, 2007, and 2006, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

	2008		2007		2006
In thousands	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
Net revenues:
Airfreight services	$578,756	36%	$528,148	36%	$470,638	36%
Ocean freight and ocean services	394,637	25	346,616	24	322,580	25
Customs brokerage and other services	629,868	39	578,197	40	497,742	39

Net revenues	1,603,261	100	1,452,961	100	1,290,960	100

Overhead expenses:
Salaries and related costs	863,846	54	791,879	55	701,824	54
Other	266,279	17	237,682	16	214,020	17

Total overhead expenses	1,130,125	71	1,029,561	71	915,844	71

Operating income	473,136	29	423,400	29	375,116	29
Other income, net	26,436	2	26,273	2	20,548	2

Earnings before income taxes and minority interest	499,572	31	449,673	31	395,664	31
Income tax expense	196,593	12	179,815	12	160,661	13

Net earnings before minority interest	302,979	19	269,858	19	235,003	18
Minority interest	(1,965)	—	(704)	—	91	—

Net earnings	$301,014	19%	$269,154	19%	$235,094	18%

2008 compared with 2007

Airfreight services net revenues in 2008 increased 10% compared with 2007 primarily due to an increase in net revenue per kilo of 12% which was offset by a 4% decline in global airfreight tonnage. Airfreight services net revenues from North America and Europe increased 14% and 13%, respectively, in 2008 as compared to 2007, primarily a result of tonnage increases of 6% and 3%, respectively, combined with net revenue per kilo increases of 11% and 6%, respectively. Airfreight services net revenues from Asia increased 1% for 2008 compared with 2007, primarily a result of a 14% increase in net revenue per kilo offset by an 11% decrease in tonnage. These changes are primarily the result of a more favorable business mix, reduction in less profitable business, development of more profitable long haul routes and enhanced opportunities to create more efficient and cost effective consolidations.

Ocean freight and ocean services net revenues increased 14% during 2008, as compared to 2007. Ocean freight net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The majority of the Company’s ocean freight net revenue is derived from ocean freight consolidation which represented 59% of ocean freight net revenue in 2008 and 60% in 2007. Ocean freight consolidation net revenue grew at a rate of 11% in 2008, as compared to 2007, while the other services, ocean forwarding and order management, which are primarily fee based, grew at rates of 16% and 21%, respectively. Ocean freight consolidation volumes, measured in terms of forty-foot container equivalent units (FEUs), in 2008 were approximately equal to 2007 while net revenue per container, on an aggregate basis, increased 11% for the same period. The increase in ocean freight net revenues is a combination of the Company’s response to changing market dynamics with aggressive sales efforts and the underlying impact of carrier capacity cutbacks on the market in general.

The Company’s North American ocean freight net revenues increased approximately 9% in 2008 compared to 2007. Over 50% of the increase in ocean freight net revenues was a result of growth in the order management and ocean forwarding business. Ocean freight net revenues for Asia and Europe increased 17% and 24%, respectively, in 2008 as compared to 2007. These increases were a result of continued marketing efforts and opportunities provided by customer service initiatives.

Customs brokerage and other services net revenues increased 9% in 2008 as compared with 2007. Consolidation within the customs brokerage market has also contributed to this increase as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program. In addition, increased emphasis on regulatory compliance continues to benefit the Company’s customs brokerage offerings.

Salaries and related costs increased 9% in 2008 compared to 2007 as a result of (1) the Company’s increased hiring of sales, operations, and administrative personnel in existing and new offices to accommodate increases in business activity and (2) increased compensation levels.

The effect of including stock-based compensation expense in salaries and related costs for 2008 and 2007 are as follows:

	Years ended December 31,
In thousands	2008	2007
Salaries and related costs	$863,846	$791,879
As a % of net revenue	53.9%	54.5%
Stock compensation expense	$44,879	$44,917
As a % of salaries and related costs	5.2%	5.7%
As a % of net revenue	2.8%	3.1%

Of the 62 basis point decrease in salaries and related costs as a percentage of net revenue for 2008, as compared with 2007, 30 basis points are the result of the decrease in stock compensation expense as a percentage of net revenue.

The remaining 32 basis point decrease in salaries and related costs as a percentage of net revenue for 2008, as compared with 2007, can be attributed to productivity increases which resulted from more efficient staffing utilization. Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the growth in revenues, net revenues and net earnings are a result of the incentives inherent in the Company’s compensation program.

Other overhead expenses increased 12% in 2008 as compared with 2007 as rent expense, communications expense, process improvement and training expenses, and other costs expanded to accommodate the Company’s growing operations. Other overhead expenses as a percentage of net revenues increased 1% in 2008 as compared with 2007. The Company incurred legal and related expenses of $10 million in 2008 as compared to $4 million in 2007, primarily attributable to the Department of Justice’s (“DOJ”) ongoing investigations of air cargo freight forwarders and related legal proceedings as described further in Part I—Item 3 on this report on Form 10-K entitled “Legal Proceedings”. The Company will continue to incur substantial legal costs, which could include fines and/or penalties, until these proceedings are concluded. If the DOJ and/or EC concludes that the Company has engaged in anti-competitive behavior, such fines and/or penalties could have a material impact on the Company’s financial condition, results of operations and operating cash flows. Despite the legal and related expenditures mentioned above, other overhead expenses as a percentage of net revenues remained relatively constant for 2008 as compared to 2007. This was primarily due to the continued achievement of cost containment objectives.

Other income, net, remained relatively constant in 2008 when compared with 2007.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate in 2008 was 39.4% as compared to 40.0% for 2007.

2007 compared with 2006

Airfreight services net revenues in 2007 increased 12% compared with 2006 primarily because of an increase in airfreight volumes. Global airfreight tonnages in 2007 increased 8% compared with 2006. Airfreight yields expended 83 basis points (a 4% increase) as compared with 2006. The Company’s North American export airfreight net revenues increased 7% in 2007 compared to 2006, primarily the result of increased market share attributable to focused sales activity. Airfreight services net revenues from Asia and from Europe increased 17% and 9%, respectively, for 2007 compared with 2006. These changes are the result of market pricing and tonnage increases of 9% from Asia and 3% from Europe. Management attributes these tonnage increases to effective sales efforts.

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

Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that the growth in revenues, net revenues and net earnings are a result of the incentives inherent in the Company’s compensation program.

Other overhead expenses increased 11% in 2007 as compared with 2006 as rent expense, communications expense, process improvement and training expenses, and other costs expanded to accommodate the Company’s growing operations. The Company incurred legal and related expenses of $4 million in 2007, primarily attributable to the DOJ ongoing investigation of air cargo freight forwarders and related legal proceedings as described further in Part I - Item 3 on this report on Form 10-K entitled “Legal Proceedings”. Other overhead expenses as a percentage of net revenues decreased 1% in 2007 as compared with 2006.

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

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses. Any such hedging activity during 2008, 2007 and 2006 was insignificant. Net unrealized foreign currency losses incurred in 2008 were $191. Net unrealized foreign currency gains incurred in 2007 were $1,300. Net unrealized foreign currency losses incurred in 2006 were $321. The Company had no foreign currency derivatives outstanding at December 31, 2008 and 2007.

Sources of Growth

During 2008, the Company opened 7 full-service offices (•) and 4 satellite offices (+), as follows:

ASIA	EUROPE	LATIN AMERICA	NORTH AMERICA	NEAR/MIDDLE EAST
• Fuzhou, People’s Republic of China	• Bucharest, Romania	+ Lázaro Cárdenas, Mexico	• Raleigh Durham, North Carolina	+ Coimbatore, India

• Suzhou, People’s Republic of China			• Milwaukee, Wisconsin	• Dammam, Kingdom of Saudi Arabia

+ Kolkata, India

• Manama, Kingdom of Bahrain

+ Mundra, India

Suzhou, People’s Republic of China and Milwaukee, Wisconsin converted from satellite offices to full-service offices during 2008.

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

Internal Growth - Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year. The table below presents “same store” comparisons on a year-over-year basis for the years ended December 31, 2008, 2007 and 2006.

Same store comparisons for the years ended December 31,

	2008	2007	2006
Net revenues	10%	12%	21%
Operating income	12%	13%	38%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities. Net cash provided by operating activities for the year ended December 31, 2008 was $409 million, as compared with $313 million for 2007. This $96 million increase is primarily due to increased net earnings and a decrease in accounts receivable which outpaced the decrease in accounts payable and other accrued current liabilities

The Company’s business is subject to seasonal fluctuations. Cash flow fluctuates as a result of this seasonality. Historically, the first quarter shows an excess of customer collections over customer billings. This results in positive cash flow. The increased activity associated with peak season (typically commencing late second or early third quarter and continuing well into the fourth quarter) causes an excess of customer billings over customer collections. This cyclical growth in customer receivables consumes available cash.

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

Cash used in investing activities for the year ended December 31, 2008 was $59 million, as compared with $88 million during the same period of 2007. The largest use of cash in investing activities is cash paid for capital expenditures. As a non-asset based provider of integrated logistics services, the Company does not own any physical means of transportation (i.e., airplanes, ships, trucks, etc.). However, the Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. The Company routinely invests in technology, office furniture and equipment and leasehold improvements. For the year ended December 31, 2008, the Company made capital expenditures of $60 million as compared with $83 million for the same period in 2007. Capital expenditures in 2007 included $35 million for the purchase of 48,300 square feet of office space in Kowloon, Hong Kong. Other capital expenditures in 2008 and 2007 related primarily to investments in technology, office furniture and equipment and leasehold improvements. Total capital expenditures in 2009 are currently estimated to be $70 million. This includes normal capital expenditures as noted above, plus additional real estate acquisitions and development, although to a lesser extent than in the past few years. The Company expects to finance capital expenditures in 2009 with cash.

Cash used in financing activities for the year ended December 31, 2008 was $161 million as compared with $175 million in 2007. The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market. In 2008, the Company continued its policy of repurchasing stock to limit growth in issued and outstanding shares as a result of stock option exercises. The decrease in cash used in financing activities for the year ended December 31, 2008 as compared with the same period in 2007 is primarily due to fewer shares repurchased. The proceeds from issuance of stock during 2008 were also significantly lower due to fewer aggregate shares exercised, as compared to 2007. During 2008 and 2007 the net use of cash in financing activities included the payment of dividends of $.32 per share and $.28 per share, respectively.

At December 31, 2008, working capital was $903 million, including cash and short-term investments of $742 million. The Company had no long-term debt at December 31, 2008. The Company follows established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. The Company’s investment portfolio has not been adversely impacted by the recent disruption in the credit markets. However, if there is continued and expanded disruption in the credit markets, there can be no assurance that the Company’s investment portfolio will not be adversely affected in the future.

The Company cannot forecast the potential impact that the recent disruptions in the world financial markets and associated credit tightening may have on the underlying global economy. Management believes that the Company has effective credit control procedures, and historically has experienced relatively insignificant collection problems. The Company cannot predict what fallout any of these disruptions might have on freight volumes due to changes in consumer demand or on customers’ abilities to pay.

The Company maintains international and domestic unsecured bank lines of credit. At December 31, 2008, the United States facility totaled $50 million and the international bank lines of credit totaled $22 million. In addition, the Company maintains a bank facility with its U.K. bank for $10 million which is available for issuances of standby letters of credit. At December 31, 2008, the Company had no amounts outstanding on these lines of credit, but was contingently liable for $79 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

At December 31, 2008, the Company’s contractual obligations and other commitments are as follows:

		Payments Due by Period
In thousands	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Contractual Obligations:
Operating leases	$84,949	$33,721	$34,479	$14,645	$2,104
Unconditional purchase obligations	362,354	362,354	—	—	—
Construction obligations	8,980	8,980	—	—	—

Total contractual cash obligations	$456,283	$405,055	$34,479	$14,645	$2,104

The Company enters into short-term agreements with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. The Company only enters into agreements that management believes the Company can fulfill with relative ease. Historically, the Company has not paid for guaranteed space that it has not used. Management believes, in line with historical experience, committed purchase obligations outstanding as of December 31, 2008, will be fulfilled during 2009 in the Company’s ordinary course of business.

		Amount of Commitment Expiration Per Period
In thousands	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Standby letters of credit	$79,449	$71,947	$6,644	$95	$763

The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises. As of December 31, 2008, the Company had repurchased and retired 18,161,750 shares of common stock at an average price of $17.56 per share over the period from 1994 through 2008. During 2008, 1,255,514 shares were repurchased at an average price of $39.31 per share.

The Company has a Discretionary Stock Repurchase Plan under which Management is allowed to repurchase such shares as may be necessary to reduce the issued and outstanding stock to 200,000,000 shares of common stock. As of December 31, 2008, the Company had repurchased and retired 15,590,002 shares of common stock at an average price of $32.36 per share over the period from 2001 through 2008. During 2008, 2,641,423 shares were repurchased at an average price of $39.69. These discretionary repurchases were made to limit the growth in the number of issued and outstanding shares as a result of stock option exercises.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At December 31, 2008, cash and cash equivalent balances of $482 million were held by the Company’s non-United States subsidiaries, of which $65 million was held in banks in the United States.

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

Off-Balance Sheet Arrangements

As of December 31, 2008, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s reporting currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the year ended December 31, 2008, would have had the effect of raising operating income approximately $40 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $33 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and depress imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

As of December 31, 2008, the Company had approximately $5 million of net unsettled intercompany transactions. The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity throughout the year ended December 31, 2008, was insignificant. Net unrealized foreign currency losses incurred in 2008 were $191. Net unrealized foreign currency gains incurred in 2007 were $1,300. Net unrealized foreign currency losses incurred in 2006 were $321. The Company had no foreign currency derivatives outstanding at December 31, 2008 and 2007. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At December 31, 2008, the Company had cash and cash equivalents and short-term investments of $742 million, of which $397 million was invested at various short-term market interest rates. There were no short-term borrowings at December 31, 2008. A hypothetical change in the interest rate of 10% would not have a significant impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure between 2007 and 2008.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed on the pages listed below, as part of Part II, Item 8 of this report.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Operating Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Operating Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the Board of Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

A system of internal control can provide only reasonable, not absolute assurance, that the objectives of the control system are met. Our management, including our Chief Executive Officer and Chief Operating Officer, conducted an assessment of the design and operating effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2008, which is included at F-2.

ITEM 9B — OTHER INFORMATION

Not applicable.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to information under the caption “Proposal 1 - Election of Directors” and to the information under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance-Director Nomination Process” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 6, 2009. See also Part I - Item 1 - Executive Officers of the Registrant.

Audit Committee and Audit Committee Financial Expert

Our Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are James J. Casey, Mark A. Emmert, Dan P. Kourkoumelis, Michael J. Malone, John W. Meisenbach and Robert R. Wright. Our Board has determined that James J. Casey, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 407(d)(s) of Regulation S-K under the Exchange Act and that each member of the Audit Committee is independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ Marketplace Rules.

Code of Ethics and Governance Guidelines

We have adopted a Code of Business Conduct that applies to all Company employees including, of course, our principal executive officer and principal financial and accounting officer. The Code of Business Conduct is posted on our website at http://www.investor.expeditors.com. We will post any amendments to the Code of Business Conduct at that location. In the unlikely event that the Board of Directors approves any sort of waiver to the Code of Business Conduct for our executive officers or directors, information concerning such waiver will also be posted at that location. No waivers were granted in 2008. In addition to posting information regarding amendments and waivers on our website, the same information will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is permitted by the rules of Nasdaq OMX Group, Inc.

ITEM 11 — EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to information under the captions “Proposal 1 – Election of Directors” and “Executive Compensation” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 6, 2009.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to information under the captions “Principal Holders of Voting Securities” and “Proposal 1 - Election of Directors” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 6, 2009.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2008, regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Available for Future Issuance, Other Than Securities to be Issued Upon Exercise of All Outstanding Options, Warrants and Rights (3)
Equity Compensation Plans Approved by Security Holders	18,834,726	$26.44	5,905,616
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	18,834,726	$26.44	5,905,616

(1)	Does not include 25,488 restricted stock awards that were not fully vested as of December 31, 2008.

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding stock awards which have no exercise price.

(3)	Includes 4,812,607 available for issuance under the employee stock purchase plans, 918,497 available for future grants of stock options and 174,512 available for issuance of restricted stock awards.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to information under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 6, 2009.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to information under the caption “Relationship with Independent Public Accountants” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 6, 2009.

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

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)	Form of Employment Agreement executed by the Company’s Chairman and Chief Executive Officer. See Exhibit 10.23.

(2)	Form of Employment Agreement executed by the Company’s President and Chief Operating Officer and certain of the Company’s executive officers. See Exhibit 10.24.

(3)	Form of Employment Agreement executed by the Company’s Chief Financial Officer. See Exhibit 10.25.

(4)	The Company’s Amended 1985 Stock Option Plan. See Exhibit 10.4.

(5)	Form of Stock Option Agreement used in connection with options granted under the Company’s Amended 1985 Stock Option Plan. See Exhibit 10.5.

(6)	The Company’s Amended 1993 Directors’ Non-Qualified Stock Option Plan. See Exhibit 10.39.

(7)	Form of Stock Option Agreement used in connection with options granted under the Company’s 1993 Directors’ Non-Qualified Stock Option Plan. See Exhibit 10.9.

(8)	The Company’s Amended 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.40.

(9)	Form of Stock Option Agreement used in connection with Non-Qualified options granted under the Company’s 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.30.

(10)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.31.

(11)	The Company’s 1997 Executive Incentive Compensation Plan. See Exhibit 10.32.

(12)	Form of Executive Incentive Compensation Plan Award Certification used in connection with the awards granted under the Company’s 1997 Executive Incentive Compensation Plan. See Exhibit 10.33.

(13)	Form of Executive Incentive Compensation Plan Award Agreement used in connection with establishing the terms and conditions of an award under the Company’s 1997 Executive Incentive Compensation Plan. See Exhibit 10.34.

(14)	The Company’s 2008 Executive Incentive Compensation Plan. See Exhibit 10.35.

(15)	The Company’s 2008 Directors’ Restricted Stock Plan. See Exhibit 10.36.

(16)	The Company’s 2002 Employee Stock Purchase Plan. See Exhibit 10.42.

(17)	The Company’s 2005 Stock Option Plan. See Exhibit 10.45.

(18)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2005 Incentive Stock Option Plan. See Exhibit 10.46.

(19)	The Company’s 2006 Stock Option Plan. See Exhibit 10.47.

(20)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2006 Incentive Stock Option Plan. See Exhibit 10.48.

(21)	The Company’s 2007 Stock Option Plan. See Exhibit 10.49.

(22)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2007 Incentive Stock Option Plan. See Exhibit 10.50.

(23)	The Company’s 2008 Stock Option Plan. See Exhibit 10.51.

(24)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2008 Incentive Stock Option Plan. See Exhibit 10.52.

(b)	EXHIBITS

Exhibit Number	Exhibit

3.1	The Company’s Restated Articles of Incorporation and the Articles of Amendment thereto dated December 9, 1993. (Incorporated by reference to Exhibit 3.1 to Form 10-K, filed on or about March 31, 1995.)

3.1.1	Articles of Amendment to the Restated Articles of Incorporation dated November 12, 1996. (Incorporated by reference to Exhibit 3.1.1 to Form 10-K, filed on or about March 31, 1997.)

3.1.2	Articles of Amendment to the Restated Articles of Incorporation dated May 20, 1999. (Incorporated by reference to Exhibit 3.1.2 to Form 10-K, filed on or about March 28, 2003.)

3.1.3	Articles of Amendment to the Restated Articles of Incorporation dated June 12, 2002. (Incorporated by reference to Exhibit 3.1.3 to Form 10-K, filed on or about March 28, 2003.)

3.2	The Company’s Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to Form 8-K, filed on or about January 15, 2009.)

10.4	The Company’s Amended 1985 Stock Option Plan. (Incorporated by reference to Exhibit 10.14 to Form 10-K, filed on or about March 28, 1991.)

10.5	Form of Stock Option Agreement used in connection with options granted under the Company’s Amended 1985 Stock Option Plan. (Incorporated by reference to Exhibit 10.15 to Form 10-K, filed on or about March 28, 1991.)

10.9	Form of Stock Option Agreement used in connection with options granted under the Company’s 1993 Directors’ Non-Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.9 to Form 10-K, filed on or about March 28, 1994.)

10.18	Plan and Agreement of Reorganization, dated as of January 1, 1984, between the Company and the individual shareholders of Fons Pte. Ltd. (Incorporated by reference to Exhibit 2.5 to Registration Statement No. 2-91224, filed on May 21, 1984.)

10.19	Plan and Agreement of Reorganization, dated as of January 1, 1984, among the Company, EIO Investment Ltd., Wong Hoy Leung, Chiu Chi Shing, and James Li Kou Wang. (Incorporated by reference to Exhibit 2.6 to Registration Statement No. 2-91224, filed on May 21, 1984.)

10.23	Form of Employment Agreement executed by the Company’s Chairman and Chief Executive Officer dated December 31, 2008.

10.24	Form of Employment Agreement executed by the Company’s President and Chief Operating Officer and certain of the Company’s executive officers dated December 31, 2008.

10.25	Form of Employment Agreement executed by the Company’s Chief Financial Officer dated December 31, 2008.

10.30	Form of Stock Option Agreement used in connection with Non-Qualified options granted under the Company’s 1997 Non-Qualified and Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.30 to Form 10-K, filed on or about March 31, 1998.)

10.31	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 1997 Non Qualified and Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.31 to Form 10-K, filed on or about March 31, 1998.)

10.32	The Company’s 1997 Executive Incentive Compensation Plan. (Incorporated by reference to Appendix B of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 24, 1997.)

10.33	Form of Executive Incentive Compensation Plan Award Certification used in connection with the awards granted under the Company’s 1997 Executive Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.33 to Form 10-K, filed on or about March 31, 1998.)

10.34	Form of Executive Incentive Compensation Plan Award Agreement used in connection with establishing the terms and conditions of an award under the Company’s 1997 Executive Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.34 to Form 10-K, filed on or about March 31, 1998.)

10.35	The Company’s 2008 Executive Incentive Compensation Plan. (Incorporated by reference to Appendix B of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 21, 2008.)

10.36	The Company’s 2008 Directors’ Restricted Stock Plan. (Incorporated by reference to Appendix B of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 21, 2008.)

10.39	The Company’s Amended 1993 Directors’ Non-Qualified Stock Option Plan. (Incorporated by reference to Appendix B of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 28, 2001.)

10.39.1	Amendment to Amended 1993 Directors’ Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.39.1 to Form 10-Q filed on or about August 9, 2007.)

10.40	The Company’s Amended 1997 Non-Qualified and Incentive Stock Option Plan. (Incorporated by reference to Appendix C of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 28, 2001.)

10.42	The Company’s 2002 Employee Stock Purchase Plan. (Incorporated by reference to Appendix B of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 30, 2007.)

10.45	The Company’s 2005 Stock Option Plan. (Incorporated by reference to Appendix A of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 31, 2005.)

10.46	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2005 Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.46 to Form 10-K filed on or about March 1, 2007.)

10.47	The Company’s 2006 Stock Option Plan. (Incorporated by reference to Appendix A of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 31, 2006.)

10.48	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2006 Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.46 to Form 10-K filed on or about March 1, 2007.)

10.49	The Company’s 2007 Stock Option Plan. (Incorporated by reference to Appendix A of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 30, 2007.)

10.50	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2007 Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.46 to Form 10-K filed on or about March 1, 2007.)

10.51	The Company’s 2008 Stock Option Plan. (Incorporated by reference to Appendix A of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 21, 2008.)

10.52	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2008 Incentive Stock Option Plan.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Operating Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2009

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

By:	/s/ R. JORDAN GATES
R. Jordan Gates
President and Chief Operating Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2009.

Signature	Title

/s/ Peter J. Rose (Peter J. Rose)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director

/s/ R. Jordan Gates (R. Jordan Gates)	President and Chief Operating Officer (Principal Financial and Accounting Officer) and Director

/s/ James Li Kou Wang (James Li Kou Wang)	President-Asia and Director

/s/ James J. Casey (James J. Casey)	Director

/s/ Mark A. Emmert (Mark A. Emmert)	Director

/s/ Dan P. Kourkoumelis (Dan P. Kourkoumelis)	Director

/s/ Michael J. Malone (Michael J. Malone)	Director

/s/ John W. Meisenbach (John W. Meisenbach)	Director

/s/ Robert R. Wright (Robert R. Wright)	Director

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

COMPRISING ITEM 8

ANNUAL REPORT ON FORM 10-K

TO SECURITIES AND EXCHANGE COMMISSION FOR THE

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Expeditors International of Washington, Inc.:

We have audited the accompanying consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Expeditors International of Washington, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Seattle, Washington
February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Expeditors International of Washington, Inc.:

We have audited Expeditors International of Washington, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Expeditors International of Washington, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Expeditors International of Washington, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008 and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, Washington
February 27, 2009

Consolidated Balance Sheets

In thousands except share data

December 31,

	2008	2007
Current Assets:
Cash and cash equivalents	$741,028	574,599
Short-term investments	658	674
Accounts receivable, less allowance for doubtful accounts of $14,414 in 2008 and $14,830 in 2007	788,176	933,519
Deferred Federal and state income taxes	7,986	8,278
Other	35,511	17,627

Total current assets	1,573,359	1,534,697
Property and Equipment:
Land	160,293	178,834
Buildings and leasehold improvements	351,022	337,095
Furniture, fixtures, equipment and purchased software	189,680	180,661
Construction in progress	16,029	11,072
Vehicles	4,130	4,453

	721,154	712,115

Less accumulated depreciation and amortization	228,025	214,223

Property and equipment, net	493,129	497,892

Goodwill, net	7,927	7,927
Other intangibles, net	6,503	7,832
Other assets, net	19,921	20,717

	$2,100,839	2,069,065

Current Liabilities:
Accounts payable	$491,823	613,108
Accrued expenses, primarily salaries and related costs	150,487	129,669
Federal, state, and foreign income taxes	28,039	26,976

Total current liabilities	670,349	769,753

Deferred Federal and state income taxes	46,574	55,533
Minority interest	17,498	17,208

Shareholders’ Equity:
Preferred stock, par value $.01 per share
Authorized 2,000,000 shares; none issued	—	—
Common stock, par value $.01 per share
Authorized 320,000,000 shares; issued and outstanding 211,973,377 shares at December 31, 2008 and 212,996,776 shares at December 31, 2007	2,120	2,130
Additional paid-in capital	7,150	50,006
Retained earnings	1,372,356	1,143,464
Accumulated other comprehensive (loss) income	(15,208)	30,971

Total shareholders’ equity	1,366,418	1,226,571

Commitments and contingencies
	$2,100,839	2,069,065

See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings

In thousands except share data

Years ended December 31,

	2008	2007	2006
Revenues:
Airfreight services	$2,541,377	2,407,582	2,229,545
Ocean freight and ocean services	1,990,983	1,820,558	1,553,048
Customs brokerage and other services	1,101,518	1,007,031	851,394

Total revenues	5,633,878	5,235,171	4,633,987

Operating Expenses:
Airfreight consolidation	1,962,621	1,879,434	1,758,907
Ocean freight consolidation	1,596,346	1,473,942	1,230,468
Customs brokerage and other services	471,650	428,834	353,652
Salaries and related costs	863,846	791,879	701,824
Rent and occupancy costs	76,984	67,676	61,627
Depreciation and amortization	40,003	39,303	35,448
Selling and promotion	37,778	38,735	35,050
Other	111,514	91,968	81,895

Total operating expenses	5,160,742	4,811,771	4,258,871

Operating income	473,136	423,400	375,116

Other Income (Expense):
Interest income	21,077	22,341	18,020
Interest expense	(183)	45	(198)
Other, net	5,542	3,887	2,726

Other income, net	26,436	26,273	20,548

Earnings before income taxes and minority interest	499,572	449,673	395,664
Income tax expense	196,593	179,815	160,661

Net earnings before minority interest	302,979	269,858	235,003

Minority interest	(1,965)	(704)	91

Net earnings	$301,014	269,154	235,094

Diluted earnings per share	$1.37	1.21	1.06

Basic earnings per share	$1.41	1.26	1.10

Dividends declared and paid per common share	$0.32	0.28	0.22

Weighted average diluted shares outstanding	219,170,003	221,799,868	222,223,312

Weighted average basic shares outstanding	212,755,946	213,314,761	213,454,579

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

and Comprehensive Income

In thousands except share data

Years ended December 31, 2008, 2007 and 2006

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Par value
Balance at December 31, 2005	213,227,042	$2,132	180,905	745,984	(2,639)	926,382

Exercise of stock options	3,053,425	31	32,268	—	—	32,299
Issuance of shares under stock purchase plan	730,814	7	17,008	—	—	17,015
Shares repurchased under provisions of stock repurchase plans	(3,930,815)	(39)	(175,744)	—	—	(175,783)
Stock compensation expense	—	—	41,739	—	—	41,739
Tax benefits from stock plans	—	—	23,406	—	—	23,406
Comprehensive income
Net earnings	—	—	—	235,094	—	235,094
Unrealized gains on securities, net of tax of $0	—	—	—	—	61	61
Foreign currency translation adjustments, net of tax of $9,015	—	—	—	—	16,898	16,898

Total comprehensive income	—	—	—	—	—	252,053

Dividends paid ($.22 per share)	—	—	—	(47,020)	—	(47,020)

Balance at December 31, 2006	213,080,466	$2,131	119,582	934,058	14,320	1,070,091
Exercise of stock options	3,978,908	40	43,138	—	—	43,178
Issuance of shares under stock purchase plan	632,548	6	21,801	—	—	21,807
Shares repurchased under provisions of stock repurchase plans	(4,695,146)	(47)	(207,537)	—	—	(207,584)
Stock compensation expense	—	—	44,917	—	—	44,917
Tax benefits from stock plans	—	—	28,105	—	—	28,105
Comprehensive income
Net earnings	—	—	—	269,154	—	269,154
Unrealized gains on securities, net of tax of $28	—	—	—	—	44	44
Reclassification adjustment for realized gain, net of tax of $286	—	—	—	—	(443)	(443)
Foreign currency translation adjustments, net of tax of $9,264	—	—	—	—	17,050	17,050

Total comprehensive income	—	—	—	—	—	285,805

Dividends paid ($.28 per share)	—	—	—	(59,748)	—	(59,748)

Balance at December 31, 2007	212,996,776	$2,130	50,006	1,143,464	30,971	1,226,571

Exercise of stock options	2,140,819	22	29,322	—	—	29,344
Issuance of shares under stock purchase plan	732,719	7	22,109	—	—	22,116
Shares repurchased under provisions of stock repurchase plans	(3,896,937)	(39)	(150,120)	(4,019)	—	(154,178)
Stock compensation expense	—	—	44,879	—	—	44,879
Tax benefits from stock plans	—	—	10,954	—	—	10,954
Comprehensive income
Net earnings	—	—	—	301,014	—	301,014
Foreign currency translation adjustments, net of tax of $25,018	—	—	—	—	(46,179)	(46,179)

Total comprehensive income	—	—	—	—	—	254,835

Dividends paid ($.32 per share)	—	—	—	(68,103)	—	(68,103)

Balance at December 31, 2008	211,973,377	$2,120	7,150	1,372,356	(15,208)	1,366,418

See accompanying notes to consolidated financial statements.

All share and per share amounts have been adjusted for the 2-for-1 stock split effective June 2006.

Consolidated Statements of Cash Flows

In thousands

Years ended December 31,

	2008	2007	2006
Operating Activities:
Net earnings	$301,014	269,154	235,094
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	1,976	940	1,197
Deferred income tax expense	16,350	18,991	4,172
Excess tax benefits from stock plans	(10,954)	(28,105)	(23,406)
Stock compensation expense	44,879	44,917	41,739
Depreciation and amortization	40,003	39,303	35,448
Gain on sale of assets	(699)	(1,053)	(182)
Amortization of other intangible assets	1,618	1,483	1,369
Minority interest in earnings of consolidated entities	1,965	704	(91)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	85,841	(84,950)	(96,414)
(Decrease) increase in accounts payable and accrued expenses	(66,470)	46,881	85,012
(Decrease) increase in income taxes payable, net	(5,552)	4,673	48,392
Other	(1,005)	(353)	957

Net cash provided by operating activities	408,966	312,585	333,287

Investing Activities:
Increase in short-term investments	(72)	(10)	(419)
Purchase of property and equipment	(59,726)	(82,786)	(139,464)
Proceeds from sale of property and equipment	369	504	397
Prepayment on long-term land lease	—	(2,820)	(1,761)
Other	204	(2,859)	(1,260)

Net cash used in investing activities	(59,225)	(87,971)	(142,507)

Financing Activities:
Net distributions to minority interests	(879)	(316)	(10,024)
Proceeds from issuance of common stock	51,460	64,985	49,314
Repurchases of common stock	(154,178)	(207,584)	(175,783)
Excess tax benefits from stock plans	10,954	28,105	23,406
Dividends paid	(68,103)	(59,748)	(47,020)

Net cash used in financing activities	(160,746)	(174,558)	(160,107)

Effect of exchange rate changes on cash	(22,566)	13,185	16,791

Increase in cash and cash equivalents	166,429	63,241	47,464
Cash and cash equivalents at beginning of year	574,599	511,358	463,894

Cash and cash equivalents at end of year	$741,028	574,599	511,358

Interest and Taxes Paid:
Interest	$173	83	194
Income taxes	172,146	146,353	103,715

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Presentation

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

Short-term investments are designated as available-for-sale and cost approximates market at December 31, 2008 and 2007.

D.	Accounts Receivable

The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded accounts receivable allowances in the amounts of $14,414, $14,830 and $13,454 as of December 31, 2008, 2007 and 2006, respectively. Additions and write-offs have not been significant in any of these years.

E.	Long-Lived Assets, Depreciation and Amortization

Property and equipment are recorded at cost and are depreciated or amortized on the straight-line method over the shorter of the assets’ estimated useful lives or lease terms. Useful lives for major categories of property and equipment are as follows:

Land Improvements	50 years
Buildings	28 to 40 years
Furniture, fixtures, equipment and purchased software	3 to 5 years
Vehicles	3 to 5 years

Expenditures for maintenance, repairs, and renewals of minor items are charged to earnings as incurred. Major renewals and improvements are capitalized. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income for the period.

Goodwill is recorded net of accumulated amortization of $765 at December 31, 2008 and 2007. For the years ended December 31, 2008 and 2007, the Company performed the required annual impairment test during the fourth quarter and determined that no impairment had occurred.

Other intangibles consist principally of payments made to purchase customer lists of agents in countries where the Company established its own presence by opening offices. Other intangible assets are amortized over their estimated useful lives for periods up to 15 years and are reviewed for impairment if an event or circumstance indicates that an impairment loss may have been incurred.

Balances as of December 31 are as follows:

	2008	2007
Other intangibles	$22,150	21,585
Less accumulated amortization	(15,647)	(13,753)

	$6,503	7,832

Aggregate amortization expense for the year ended December 31	$1,618	1,483

Estimated annual amortization expense during each of the next five years is as follows:

2009	$1,459
2010	1,424
2011	1,358
2012	929
2013	820

F.	Revenues and Revenue Recognition

The Company derives its revenues from three principal sources: 1) airfreight services, 2) ocean freight and ocean services, and 3) customs brokerage and other services. These are the revenue categories presented in the financial statements.

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

Airfreight services revenues include the charges to the Company for carrying the shipments when the Company acts as a freight consolidator. Ocean freight revenues include the charges to the Company for carrying the shipments when the Company acts as a Non-Vessel Operating Common Carrier (NVOCC). In each case the Company is acting as an indirect carrier. When acting as an indirect carrier, the Company will issue a House Airway Bill (HAWB) or a House Ocean Bill of Lading (HOBL) to customers as the contract of carriage. In turn, when the freight is physically tendered to a direct carrier, the Company receives a contract of carriage known as a Master Airway Bill for airfreight shipments and a Master Ocean Bill of Lading for ocean shipments. At this point, the risk of loss passes to the carrier, however, in order to claim for any such loss, the customer is first obligated to pay the freight charges.

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

Typically, the fees for each of these services are quoted as separate components, however, customers on occasion will request an all-inclusive rate for a set of services known in the industry as “door-to-door service.” This means that the customer is billed a single rate for all services from pickup at origin to delivery at destination. In these instances, the revenue for origin and destination services, as well as revenue that will be characterized as freight charges, is allocated to branches as set by preexisting Company policy perhaps supplemented by customer specific negotiations between the offices involved. Each of the Company’s branches are separate profit centers and the primary compensation for the branch management group comes in the form of incentive-based compensation calculated directly from the operating income of that branch. This compensation structure ensures that the allocation of revenue and expense among components of services, when provided under an all-inclusive rate, is done in an objective manner on a fair value basis in accordance with Emerging Issues Task Force (EITF) Issue 00-21, “Revenue Arrangements with Multiple Deliverables.”

G.	Income Taxes

Income taxes are accounted for under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, the tax effect of loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

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

I.	Stock Plans

The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This accounting standard requires the recognition of compensation expense based on an estimate of the fair value of options granted to employees and directors under the Company’s stock option, director restricted stock and employee stock purchase rights plans. This expense is recorded on a straight-line basis over the stock award vesting periods.

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

The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure. Accordingly, the Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world. Such hedging activity during 2008, 2007, and 2006 was insignificant. Net unrealized foreign currency losses incurred in 2008 were $191. Net unrealized foreign currency gains incurred in 2007 were $1,300. Net unrealized foreign currency losses incurred in 2006 were $321. The Company had no foreign currency derivatives outstanding at December 31, 2008 and 2007.

K.	Comprehensive Income

Comprehensive income consists of net earnings and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles in the United States, are excluded from net earnings. For the Company, these consist of foreign currency translation gains and losses and unrealized gains and losses on available for sale securities, net of related income tax effects.

Accumulated other comprehensive income consisted entirely of foreign currency translation adjustments, net of related income tax effects, as of December 31, 2008 and 2007.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 modifies the accounting for changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 160 beginning in the first quarter of 2009. The Company had minority interest of $17,498 as of December 31, 2008 and $17,208 as of December 31, 2007, that it expects will be reclassified to equity under the provisions of SFAS 160.

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

NOTE 2. CREDIT ARRANGEMENTS

The Company has a $50,000 United States bank line of credit extending through July 1, 2009. Borrowings under the line bear interest at LIBOR + .75% (1.25% at December 31, 2008) and are unsecured. As of December 31, 2008, the entire $50,000 was available and the Company had no borrowings under this line.

Certain of the Company’s foreign subsidiaries maintain bank lines of credit for short-term working capital purposes. These credit lines are supported by standby letters of credit issued by a United States bank, or guarantees issued by the Company to the foreign banks issuing the credit line. Lines of credit totaling $22,284 and $19,067 at December 31, 2008 and 2007, respectively, bear interest at rates up to 4% over the foreign banks’ equivalent prime rates. At December 31, 2008, the Company had no amounts outstanding under these lines and was contingently liable for approximately $79,449 under outstanding standby letters of credit and guarantees.

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

At December 31, 2008, the Company was in compliance with all restrictive covenants of these credit lines and the associated credit facilities, including maintenance of certain minimum asset, working capital and equity balances and ratios.

NOTE 3. INCOME TAXES

Income tax expense for 2008, 2007, and 2006 includes the following components:

	Federal	State	Foreign	Total
2008
Current	$65,867	12,489	101,887	180,243
Deferred	15,996	354	—	16,350

	$81,863	12,843	101,887	196,593

2007
Current	$65,799	9,825	85,200	160,824
Deferred	18,274	717	—	18,991

	$84,073	10,542	85,200	179,815

2006
Current	$68,176	9,760	78,553	156,489
Deferred	2,096	2,076	—	4,172

	$70,272	11,836	78,553	160,661

Income tax expense differs from amounts computed by applying the United States Federal income tax rate of 35% to earnings before income taxes and minority interest as a result of the following:

	2008	2007	2006
Computed “expected” tax expense	$174,850	157,386	138,482

Increase in income taxes resulting from:
State income taxes, net of Federal income tax benefit	8,347	6,852	7,694
Nondeductible stock compensation expense, net	12,768	11,856	10,426
IRC 965 tax benefit for repatriated foreign earnings	—	—	2,328
Other, net	628	3,721	1,731

	$196,593	179,815	160,661

The components of earnings before income taxes and minority interest are as follows:

	2008	2007	2006
United States	$126,659	117,447	117,725
Foreign	372,913	332,226	277,939

	$499,572	449,673	395,664

The tax effects of temporary differences, tax credits and operating loss carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are as follows:

Years ended December 31,	2008	2007
Deferred Tax Assets:
Accrued third party charges, deductible for taxes upon economic performance (i.e. actual payment)	$4,406	4,567
Provision for doubtful accounts receivable	2,270	2,313
Excess of financial statement over tax depreciation	6,912	5,900
Foreign currency translation adjustment	8,341	—
Retained liability for cargo claims	764	783
Capital loss	623	844
Deductible stock compensation expense, net	11,208	11,639

Total gross deferred tax assets	34,524	26,046
Deferred Tax Liabilities:
Unremitted foreign earnings, net of related foreign tax credits	(72,590)	(56,167)
Foreign currency translation adjustment	—	(16,677)
Other	(522)	(457)

Total gross deferred tax liabilities	$(73,112)	(73,301)

Net deferred tax liabilities	$(38,588)	(47,255)

Current deferred tax assets	$(7,986)	(8,278)

Noncurrent deferred tax liabilities	$(46,574)	(55,533)

Based on management’s review of the Company’s tax positions the Company had no significant unrecognized tax benefits as of December 31, 2008 and 2007.

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

The Company recognizes interest expense related to unrecognized tax benefits or underpayment of income taxes in interest expense and recognizes penalties in operating expenses. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the years ended December 31, 2008 and 2007.

NOTE 4. SHAREHOLDERS’ EQUITY

A.	Stock Repurchase Plans

The Company has a Non-Discretionary Stock Repurchase Plan under which management is authorized to repurchase up to 20,000,000 shares of the Company’s common stock in the open market with the proceeds received from the exercise of employee and director stock options. As of December 31, 2008, the Company had repurchased and retired 18,161,750 shares of common stock at an average price of $17.56 per share over the period from 1994 through 2008. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40,000,000 shares.

In November 2001, the Board of Directors expanded the Company’s Discretionary Stock Repurchase Plan to allow for the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200,000,000 shares of common stock. As of December 31, 2008, the Company had repurchased and retired 15,590,002 shares of common stock at an average price of $32.36 per share over the period from 2001 through 2008.

B.	Stock Option Plans

At December 31, 2008, the Company has two stock option plans (the “1985 Plan” and the “2008 Plan”) for employees under which the Board of Directors may grant officers and key employees options to purchase common stock at prices equal to or greater than market value on the date of grant. On May 7, 2008, the shareholders approved the Company’s 2008 Plan, which made available a total of 3,000,000 shares of the Company’s common stock for purchase upon exercise of options granted under the 2008 Plan. The 1985 Plan provides for non-qualified grants. The 2008 Plan provides for qualified and non-qualified grants. Grants under the 2008 Plan are limited to not more than 100,000 shares per person. No additional shares can be granted under the 2008 Plan after April 30, 2009. Under the 1985, 1997, 2005, 2006, 2007 and 2008 Plans, outstanding options generally vest and become exercisable over periods up to five years from the date of grant and expire no more than 10 years from the date of grant.

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

The following table summarizes by plan stock option activity and shares available for granting of options:

	1985 Plan	2005 Plan	2006 Plan	2007 Plan	2008 Plan	Directors’ Plan
Balance at December 31, 2005	6,912	150,250	—	—	—	256,000
Options authorized	—	—	3,000,000	—	—	—
Options granted	—	—	(2,984,610)	—	—	(128,000)
Options forfeited	—	—	64,300	—	—	—
Options not granted	—	(150,250)	—	—	—	—

Balance at December 31, 2006	6,912	—	79,690	—	—	128,000

Options authorized	—	—	—	3,000,000	—	—
Options granted	—	—	—	(1,803,260)	—	(128,000)
Options forfeited	—	—	—	—	—	—
Options not granted	—		(79,690)	—	—	—

Balance at December 31, 2007	6,912	—	—	1,196,740	—	—

Options authorized	—	—	—	—	3,000,000	—
Options granted	—	—	—	—	(2,088,415)	—
Options forfeited	—	—	—	—	—	—
Options not granted	—	—	—	(1,196,740)	—	—

Balance at December 31, 2008	6,912	—	—	—	911,585	—

C.	Stock Purchase Plan

In May 2002, the shareholders approved the Company’s 2002 Employee Stock Purchase Plan (“2002 Plan”), which became effective August 1, 2002 upon the expiration of the 1988 Employee Stock Purchase Plan (“1988 Plan”) on July 31, 2002. In May 2007, the shareholders approved an amendment to the 2002 Plan to increase by 5,000,000 the number of shares of the Company’s common stock available for purchase under the 2002 Plan. The Company’s amended 2002 Plan provides for 9,305,452 shares of the Company’s common stock, including 305,452 remaining shares transferred from the 1988 Plan, to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year. The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of (1) 85% of the fair market value of the Company’s stock on July 31 or (2) 85% of the fair market value of the Company’s stock on the preceding August 1. At December 31, 2008, an aggregate of 4,492,845 shares had been issued under the 2002 Plan and $11,403 had been withheld in connection with the plan year ending July 31, 2009.

D.	Director Restricted Stock Plan

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

E.	Stock Option and Restricted Stock Award Activity

The following tables summarize information about fixed-price stock options and restricted stock awards for the year ended December 31, 2008:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2007	19,278,408	$23.03
Options granted	2,088,415	$46.90
Options exercised	(2,140,819)	$13.71
Options forfeited	(375,800)	$37.94
Options cancelled	(15,478)	$22.29

Outstanding at December 31, 2008	18,834,726	$26.44	5.34 years	$204,041

Exercisable at December 31, 2008	10,854,827	$16.31	3.53 years	$187,903

	Unvested options		Unvested restricted stock awards
	Number of options	Weighted average fair value per share	Number of shares	Weighted average fair value per share
Balance at December 31, 2007	8,776,176	$16.40	—	—
Awards granted	2,088,415	$17.84	25,488	$47.08
Awards vested	(2,508,892)	$11.57	(14,862)	$47.08
Awards forfeited	(375,800)	$17.53	—	$—

Balance at December 31, 2008	7,979,899	$18.24	10,626	$47.08

F.	Share-Based Compensation Expense

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants issued during the years ended December 31, 2008, 2007, and 2006:

	For the years ended December 31,
	2008	2007	2006
Dividend yield	.72 –.76%	.65%	.51%
Volatility	34 – 45%	31 – 41%	40 – 43%
Risk-free interest rates	2.28 – 3.46%	4.69 – 4.96%	4.69 – 5.11%
Expected life (years) – stock option plans	6.37 – 7.99	6.15 – 8.70	7.14 – 8.89
Expected life (years) – stock purchase rights plans	1	1	1
Weighted average fair value of stock options granted during the period	$17.84	$18.49	$22.69
Weighted average fair value of stock purchase rights granted during the period	$11.12	$12.81	$13.27

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

The compensation for restricted stock awards is based on the fair market value of the Company’s share of common stock on the date of grant.

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was approximately $61 million, $138 million and $111 million, respectively. The estimated fair value of options vested during the years ended December 31, 2008, 2007, and 2006 was approximately $29 million, $28 million and $29 million, respectively. The estimated fair value of restricted stock awards vested during the year ended December 31, 2008 was approximately $700.

As of December 31, 2008, the total unrecognized compensation cost related to unvested stock options, unvested restricted stock awards and stock purchase rights is $94 million and the weighted average period over which that cost is expected to be recognized is 3.1 years.

Total stock compensation expense and the total related tax benefit recognized for the years ended December 31, 2008, 2007, and 2006 are as follows:

	For the years ended December 31,
	2008	2007	2006
Stock compensation expense	$44,879	$44,917	$41,739
Recognized tax benefit	$1,283	$1,714	$1,982

Shares issued as a result of stock option exercises, restricted stock awards and employee stock plan purchases are issued as new shares outstanding by the Company’s transfer agent.

G.	Basic and Diluted Earnings Per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings per share in 2008, 2007 and 2006.

	Net earnings	Weighted average shares	Earnings per share
2008
Basic earnings per share	$301,014	212,755,946	$1.41
Effect of dilutive potential common shares	—	6,414,057	—

Diluted earnings per share	$301,014	219,170,003	$1.37

2007
Basic earnings per share	$269,154	213,314,761	$1.26
Effect of dilutive potential common shares	—	8,485,107	—

Diluted earnings per share	$269,154	221,799,868	$1.21

2006
Basic earnings per share	$235,094	213,454,579	$1.10
Effect of dilutive potential common shares	—	8,768,733	—

Diluted earnings per share	$235,094	222,223,312	$1.06

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

Years ended December 31,	2008	2007	2006
Shares	6,604,623	4,760,520	132,510

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

	December 31, 2008		December 31, 2007
	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents:
Cash and overnight deposits	$344,853	$344,853	$300,422	$300,422
Corporate commercial paper	317,230	317,796	212,830	213,116
Time deposits	78,945	78,945	61,347	61,347

Total cash and cash equivalents	741,028	741,594	574,599	574,885

Short-term investments:
Time deposits	658	658	674	674

Total	$741,686	$742,252	$575,273	$575,559

The fair value of corporate commercial paper is based on the use of market interest rates for identical or similar assets.

NOTE 6. COMMITMENTS

A.	Leases

The Company occupies office and warehouse facilities under terms of operating leases expiring up to 2019. Total rent expense for 2008, 2007 and 2006 was $54,059, $48,200 and $44,496, respectively. At December 31, 2008, future minimum annual lease payments under all leases are as follows:

2009	$33,721
2010	22,374
2011	12,105
2012	8,458
2013	6,187
Thereafter	2,104

$84,949

B.	Unconditional Purchase Obligations

The Company enters into short-term agreements with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. The Company only enters into agreements that management believes the Company can fulfill with relative ease. Historically, the Company has not paid for guaranteed space that it has not used. Management believes, in line with historical experience, committed purchase obligations outstanding as of December 31, 2008 of $362,354, will be fulfilled during 2009 in the Company’s ordinary course of business.

C.	Employee Benefits

The Company has employee savings plans under which the Company provides a discretionary matching contribution. In 2008, 2007 and 2006, the Company’s contributions under the plans were $6,196, $6,790, and $5,814, respectively.

NOTE 7. CONTINGENCIES

On October 10, 2007, the U. S. Department of Justice (DOJ) issued a subpoena ordering the Company to produce certain information and records relating to an investigation of alleged anti-competitive behavior amongst air cargo freight forwarders. The Company has retained the services of a law firm to assist in complying with the DOJ’s subpoena. As part of this process, the Company has met with and continues to co-operate with the DOJ. As of December 31, 2008, the Company had incurred approximately $14 million of cumulative legal and associated costs. The Company expects to incur additional costs during the course of this ongoing investigation, which could include fines and/or penalties if the DOJ concludes that the Company has engaged in anti-competitive behavior and such fines and/or penalties could have a material impact on the Company’s financial position, results of operations and operating cash flows.

On June 18, 2008, the European Commission (EC) issued a request for information to the Company’s UK subsidiary, Expeditors International (UK) Ltd., requesting certain information relating to an ongoing investigation of freight forwarders. The Company replied to the request. On February 18, 2009, the EC issued another request for information to the same subsidiary requesting certain additional information in connection with the EC’s ongoing investigation of freight forwarders. The Company intends to respond to this latest request for information. The Company expects to incur additional costs during the course of this ongoing investigation, which could include administrative fines if the EC concludes that the Company has engaged in anti-competitive behavior and such fines could have a material impact on the Company’s financial position, results of operations and operating cash flows.

On January 3, 2008, the Company was named as a defendant, with seven other European and North American-based global logistics providers, in a Federal antitrust class action lawsuit filed in the United States District Court of the Eastern District of New York, Precision Associates, Inc. et al v. Panalpina World Transport, No. 08-CV0042. The plaintiffs’ complaint, which purports to be brought on behalf of a class of customers (and has not yet been certified), asserts claims that the defendants engaged in price fixing regarding the provision of freight forwarding services in violation of the Sherman Act . The complaint seeks unspecified damages and injunctive relief. The Company believes that these allegations are without merit and intends to vigorously defend itself.

On May 16, 2008, a former employee filed a putative class action lawsuit against the Company in the United States District Court for the Northern District of California, Kingery v. Expeditors International of Washington, Inc., No. 08-02510. The original lawsuit purported to be brought on behalf of some group of current and former salaried management and supervisory employees, which the plaintiff alleges were misclassified as exempt from overtime and meal/rest breaks under California and Federal law. In February 2009, plaintiff, through his counsel, announced that the lawsuit will not be prosecuted as a class action, but solely as a lawsuit involving plaintiff individually. The complaint seeks unspecified damages and injunctive relief. The Company believes that these allegations are without merit and intends to vigorously defend itself. Further, in management’s opinion, the lawsuit will not have a significant effect on the Company’s operations or financial position.

At this time the Company is unable to estimate the range of loss or damages, if any, that might result as an outcome of any of these proceedings.

The Company is involved in other claims and lawsuits which arise in the ordinary course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s operations or financial position.

NOTE 8. BUSINESS SEGMENT INFORMATION

Financial information regarding 2008, 2007 and 2006 operations by the Company’s designated geographic areas are as follows:

	United States	Other North America	Latin America	Asia	Europe and Africa	Middle East and India	Australasia	Elimi- nations	Consoli- dated
2008
Revenues from unaffiliated customers	$1,260,995	162,730	90,449	2,974,328	789,442	274,094	81,840	—	5,633,878
Transfers between geographic areas	108,439	10,205	16,167	21,156	44,721	17,598	8,888	(227,174)	—

Total revenues	$1,369,434	172,935	106,616	2,995,484	834,163	291,692	90,728	(227,174)	5,633,878

Net revenues	$618,970	75,376	55,731	436,050	280,229	86,712	50,193	—	1,603,261
Operating income	$128,326	18,356	15,236	211,140	60,047	24,251	15,780	—	473,136
Identifiable assets at year end	$974,284	64,652	48,282	469,819	392,820	116,167	30,364	4,451	2,100,839
Capital expenditures	$25,615	2,149	1,183	20,359	7,074	2,836	510	—	59,726
Depreciation and amortization	$21,498	1,347	1,237	6,294	6,470	2,274	883	—	40,003
Equity	$1,507,700	31,476	28,542	365,612	136,824	59,568	18,240	(781,544)	1,366,418

2007
Revenues from unaffiliated customers	$1,069,734	134,436	79,314	2,959,873	684,661	236,062	71,091	—	5,235,171
Transfers between geographic areas	105,263	9,030	11,640	18,234	36,563	13,883	7,854	(202,467)	—

Total revenues	$1,174,997	143,466	90,954	2,978,107	721,224	249,945	78,945	(202,467)	5,235,171

Net revenues	$586,938	65,534	42,920	402,613	245,761	67,151	42,044	—	1,452,961
Operating income	$120,311	15,893	9,958	197,017	50,762	17,546	11,913	—	423,400
Identifiable assets at year end	$939,203	72,150	46,492	422,038	443,758	100,934	34,174	10,316	2,069,065
Capital expenditures	$25,437	1,899	1,259	41,773	7,879	3,119	1,420	—	82,786
Depreciation and amortization	$21,204	1,321	1,523	4,917	7,759	1,657	922	—	39,303
Equity	$1,371,296	32,309	25,341	306,115	156,349	48,477	19,410	(732,726)	1,226,571

2006
Revenues from unaffiliated customers	$940,186	120,381	67,463	2,616,098	618,999	215,912	54,948	—	4,633,987
Transfers between geographic areas	109,552	7,956	8,368	16,228	32,595	11,293	6,383	(192,375)	—

Total revenues	$1,049,738	128,337	75,831	2,632,326	651,594	227,205	61,331	(192,375)	4,633,987

Net revenues	$533,060	61,531	32,931	359,613	216,110	54,821	32,894	—	1,290,960
Operating income	$102,041	15,433	7,519	178,265	48,366	14,605	8,887	—	375,116
Identifiable assets at year end	$906,256	62,584	33,273	360,904	363,332	67,794	26,055	2,140	1,822,338
Capital expenditures	$121,005	820	1,205	8,269	6,086	1,633	446	—	139,464
Depreciation and amortization	$18,533	1,339	1,548	5,108	6,739	1,396	785	—	35,448
Equity	$1,215,454	26,160	16,133	249,017	117,738	31,570	14,844	(600,825)	1,070,091

The Company charges its subsidiaries and affiliates for services rendered in the United States on a cost recovery basis.

Other than the United States, only the People’s Republic of China, including Hong Kong, represented more than 10% of the Company’s total revenue, net revenue or total identifiable assets in any period presented as noted in the table below.

	2008	2007	2006
Total revenues	36%	38%	36%
Net revenues	16%	16%	17%
Identifiable assets at year end	14%	11%	— *

*	Represents less than 10% in the period presented.

NOTE 9. QUARTERLY RESULTS (UNAUDITED)

	1st	2nd	3rd	4th
2008

Revenues	$1,307,321	1,454,255	1,564,913	1,307,389

Net revenues	374,328	397,325	429,127	402,481

Net earnings	66,472	71,249	85,565	77,728

Diluted earnings per share	.30	.32	.39	.36

Basic earnings per share	.31	.33	.40	.37

2007

Revenues	$1,118,946	1,258,618	1,411,025	1,446,582

Net revenues	334,136	354,574	384,810	379,441

Net earnings	59,288	65,489	74,320	70,057

Diluted earnings per share	.27	.30	.34	.32

Basic earnings per share	.28	.31	.35	.33

Net revenues are determined by deducting freight consolidation costs from total revenues. The sum of quarterly per share data may not equal the per share total reported for the year.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

ANNUAL REPORT

ON

FORM 10-K

FOR FISCAL YEAR ENDED

DECEMBER 31, 2008

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description

10.23	Form of Employment Agreement executed by the Company’s Chairman and Chief Executive Officer.

10.24	Form of Employment Agreement executed by the Company’s President and Chief Operating Officer and certain of the Company’s executive officers.

10.25	Form of Employment Agreement executed by the Company’s Chief Financial Officer.

10.52	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2008 Incentive Stock Option Plan.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Operating Officer (Principal Financial and Accounting Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.