Form 10-Q
period 2009-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2009-05-08
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 0-13468

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1069248
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1015 Third Avenue, 12 th Floor, Seattle, Washington	98104
(Address of principal executive offices)	(Zip Code)

(206) 674-3400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At May 5, 2009, the number of shares outstanding of the issuer’s Common Stock was 212,345,480.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2009	December 31, 2008
Assets

Current Assets:
Cash and cash equivalents	$883,679	$741,028
Short-term investments	598	658
Accounts receivable, less allowance for doubtful accounts of $16,897 at March 31, 2009 and $14,414 at December 31, 2008	613,283	788,176
Deferred Federal and state income taxes	8,924	7,986
Other	24,788	35,511

Total current assets	1,531,272	1,573,359
Property and equipment, less accumulated depreciation and amortization of $232,922 at March 31, 2009 and $228,025 at December 31, 2008	488,804	493,129
Goodwill, net	7,927	7,927
Other intangibles, net	5,904	6,503
Other assets, net	20,915	19,921

	$2,054,822	$2,100,839

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	407,021	491,823
Accrued expenses, primarily salaries and related costs	148,145	150,487
Federal, state and foreign income taxes	29,465	28,039

Total current liabilities	584,631	670,349
Deferred Federal and state income taxes	47,657	46,574

Shareholders’ Equity:
Preferred stock, none issued.	—	—
Common stock, par value $.01 per share.
Issued and outstanding 212,134,033 shares at March 31, 2009, and 211,973,377 shares at December 31, 2008	2,121	2,120
Additional paid-in capital	6,154	7,150
Retained earnings	1,431,616	1,372,356
Accumulated other comprehensive loss	(26,704)	(15,208)

Total shareholders’ equity	1,413,187	1,366,418

Noncontrolling interest	9,347	17,498

Total equity	1,422,534	1,383,916

Commitments and contingencies
	$2,054,822	$2,100,839

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except share data)

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenues:
Airfreight services	$374,456	$599,763
Ocean freight and ocean services	318,634	446,792
Customs brokerage and other services	219,595	260,766

Total revenues	912,685	1,307,321

Operating Expenses:
Airfreight consolidation	250,369	461,099
Ocean freight consolidation	238,226	360,440
Customs brokerage and other services	87,575	111,454
Salaries and related costs	187,209	205,815
Rent and occupancy costs	18,724	19,435
Depreciation and amortization	9,958	9,772
Selling and promotion	6,222	9,504
Other	22,928	24,238

Total operating expenses	821,211	1,201,757

Operating income	91,474	105,564

Other Income (Expense):
Interest income	3,606	4,964
Interest expense	(15)	(71)
Other, net	4,553	1,274

Other income, net	8,144	6,167

Earnings before income taxes	99,618	111,731
Income tax expense	40,249	45,210

Net earnings	59,369	66,521

Less net earnings attributable to the noncontrolling interest	(109)	(49)

Net earnings attributable to shareholders	$59,260	$66,472

Diluted earnings attributable to shareholders per share	$.27	$.30

Basic earnings attributable to shareholders per share	$.28	$.31

Weighted average diluted shares outstanding	216,319,959	220,437,979

Weighted average basic shares outstanding	212,100,504	213,062,231

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2009	2008
Operating Activities:
Net earnings attributable to shareholders	$59,260	$66,472
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	2,644	(177)
Deferred income tax expense	6,451	8,826
Excess tax benefits from stock plans	(3,062)	(1,506)
Stock compensation expense	6,900	11,280
Depreciation and amortization	9,958	9,772
Gain on sale of assets	(4)	(575)
Net earnings attributable to noncontrolling interest	109	49
Other	362	417
Changes in operating assets and liabilities:
Decrease in accounts receivable	153,964	59,754
(Increase) decrease in other current assets	(15)	55
(Decrease) increase in accounts payable and accrued expenses	(80,170)	15,078
Increase in income taxes payable, net	15,885	9,260

Net cash provided by operating activities	172,282	178,705

Investing Activities:
Decrease in short-term investments	44	47
Purchase of property and equipment	(8,656)	(10,210)
Proceeds from sale of property and equipment	44	42
Other	(1,482)	363

Net cash used in investing activities	(10,050)	(9,758)

Financing Activities:
Borrowings of short-term debt, net	—	810
Proceeds from issuance of common stock	8,536	4,614
Repurchases of common stock	(19,212)	(18,618)
Excess tax benefits from stock plans	3,062	1,506
Distributions to noncontrolling interests	—	(107)
Purchase of noncontrolling interest	(2,122)	—

Net cash used in financing activities	(9,736)	(11,795)

Effect of exchange rate changes on cash	(9,845)	9,215

Increase in cash and cash equivalents	142,651	166,367
Cash and cash equivalents at beginning of period	741,028	574,599

Cash and cash equivalents at end of period	$883,679	$740,966

Interest and Taxes Paid:
Interest	$15	$71
Income taxes	15,364	24,272

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

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on February 27, 2009.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain 2008 amounts have been reclassified to conform with the 2009 presentation.

B. Accounts Receivable

The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded accounts receivable allowances in the amounts of $16,897 as of March 31, 2009 and $14,414 as of December 31, 2008. Additions and write-offs have not been significant.

C. Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles in the United States, are excluded from net income. For the Company, these consist of foreign currency translation adjustments, net of related income tax effects, and comprehensive income attributable to the noncontrolling interests.

The components of total comprehensive income for interim periods are presented in Note 3.

D. Use of Estimates

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

E. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160). SFAS 160 changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 modifies the accounting for changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 160 beginning in the first quarter of 2009. Accordingly, minority interest of $17,498 as of December 31, 2008 has been reclassified to the noncontrolling interest section of equity. Also, the presentation of the consolidated balance sheets, statement of earnings, cash-flows and comprehensive income have been modified to meet the reporting requirements of SFAS 160. The adoption of this statement had no impact on net earnings attributable to shareholders.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 141R beginning in the first quarter of 2009. The adoption had no material impact on the Company’s consolidated financial condition or results of operations. The impact will depend upon the acquisitions, if any, the Company consummates after the effective date.

Note 2. Income Taxes

Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of March 31, 2009 and December 31, 2008.

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

The Company recognizes interest expense related to unrecognized tax benefits or underpayment of income taxes in interest expense and recognizes penalties in operating expenses. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the three months ended March 31, 2009 and 2008.

Note 3. Equity

A. Stock Option Plans and Stock Purchase Plan

The Company provides compensation benefits by granting stock options and employee stock purchase rights to its employees and restricted shares to its directors. The Company recognizes compensation expense based on the estimated fair value of options awarded under its stock option and employee stock purchase rights plans. The stock compensation expense, adjusted for expected forfeitures, is recognized on a straight-line basis over the vesting period. The forfeiture assumption used to calculate compensation expense is primarily based on historical pre-vesting employee forfeiture patterns. The Company’s annual grant of option awards generally takes place during the second quarter of each fiscal year and no grants were made in the quarters ended March 31, 2009 and 2008. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are generally made in the third quarter of each fiscal year and none were issued in the quarters ended March 31, 2009 and 2008.

Total stock compensation expense and the total related tax benefit recognized in the three months ended March 31, 2009 and 2008 are as follows:

	For the three months ended March 31,
	2009	2008
Stock compensation expense	$6,900	11,280
Recognized tax benefit	77	363

B. Basic and Diluted Earnings per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders per share for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
(Amounts in thousands, except share and per share amounts)	Net Earnings Attributable to Shareholders	Weighted Average Shares	Earnings Per Share
2009
Basic earnings attributable to shareholders	$59,260	212,100,504.28
Effect of dilutive potential common shares	—	4,219,455	—

Dilutive earnings attributable to shareholders	$59,260	216,319,959.27

2008
Basic earnings attributable to shareholders	$66,472	213,062,231	$.31
Effect of dilutive potential common shares	—	7,375,748	—

Dilutive earnings attributable to shareholders	$66,472	220,437,979	$.30

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	For the three months ended March 31,
	2009	2008
Shares	6,690,423	4,708,895

C. Components of Equity and Comprehensive Income

The components of equity and comprehensive income for the three months ended March 31, 2009 and 2008 are as follows:

	Shareholders’ Equity	Non Controlling Interest	Equity
Balance at December 31, 2008	$1,366,418	17,498	1,383,916
Exercise of stock options	8,536	—	8,536
Shares repurchased under provisions of stock repurchase plans	(19,212)	—	(19,212)
Stock compensation expense	6,900	—	6,900
Tax benefits from stock plans	3,062	—	3,062
Purchase of noncontrolling interest	(281)	(186)	(467)
Comprehensive Income
Net earnings	59,260	109	59,369
Foreign currency translation adjustments, net of tax of $6,305	(11,496)	(16)	(11,512)

Total comprehensive income	47,764	93	47,857

Distributions or declaration of dividends to noncontrolling interest(1)	—	(8,058)	(8,058)

Balance at March 31, 2009	$1,413,187	9,347	1,422,534

	Shareholders’ Equity	Non Controlling Interest	Equity
Balance at December 31, 2007	$1,226,571	16,748	1,243,319
Exercise of stock options	4,614	—	4,614
Shares repurchased under provisions of stock repurchase plans	(18,618)	—	(18,618)
Stock compensation expense	11,280	—	11,280
Tax benefits from stock plans	1,506	—	1,506
Comprehensive Income
Net earnings	66,472	49	66,521
Foreign currency translation adjustments, net of tax of $(4,300)	7,987	217	8,204

Total comprehensive income	74,459	266	74,725

Distributions or declaration of dividends to noncontrolling interest	—	(107)	(107)

Balance at March 31, 2008	$1,299,812	16,907	1,316,719

(1) Amount of earnings owed to the noncontrolling interest at the time their ownership interest was purchased. These earnings, reclassified from noncontrolling interest to accounts payable, will be distributed in periods subsequent to the effective date of the purchase, including $1,655 paid during the quarter ended March 31, 2009.

Note 4. Fair Value of Financial Instruments

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

	March 31, 2009		December 31, 2008
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$378,110	$378,110	$344,853	$344,853
Corporate commercial paper	426,343	426,515	317,230	317,796
Time deposits	79,226	79,226	78,945	78,945

Total cash and cash equivalents	883,679	883,851	741,028	741,594

Short-Term Investments:
Time deposits	598	598	658	658

Total	$884,277	$884,449	$741,686	$742,252

The fair value of corporate commercial paper is based on the use of market interest rates for identical or similar assets.

Note 5. Contingencies

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

On January 3, 2008, the Company was named as a defendant, with seven other European and North American-based global logistics providers, in a Federal antitrust class action lawsuit filed in the United States District Court of the Eastern District of New York, Precision Associates, Inc. et al v. Panalpina World Transport, No. 08-CV0042. The plaintiffs’ complaint, which purports to be brought on behalf of a class of customers (and has not yet been certified), asserts claims that the defendants engaged in price fixing regarding the provision of freight forwarding services in violation of the Sherman Act. The complaint seeks unspecified damages and injunctive relief. The Company believes that these allegations are without merit and intends to vigorously defend itself.

On June 18, 2008, the European Commission (EC) issued a request for information to the Company’s UK subsidiary, Expeditors International (UK) Ltd., requesting certain information relating to an ongoing investigation of freight forwarders. The Company replied to the request. On February 18, 2009, the EC issued another request for information to the same subsidiary requesting certain additional information in connection with the EC’s ongoing investigation of freight forwarders. The Company replied to the request. The Company expects to incur additional costs during the course of this ongoing investigation, which could include administrative fines if the EC concludes that the Company has engaged in anti-competitive behavior and such fines could have a material impact on the Company’s financial position, results of operations and operating cash flows.

As of March 31, 2009, the Company had incurred approximately $14 million of cumulative legal and associated costs on the above matters. At this time the Company is unable to estimate the range of loss or damages, if any, that might result as an outcome of any of these proceedings.

The Company is involved in other claims and lawsuits which arise in the ordinary course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s operations or financial position.

Note 6. Business Segment Information

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

Financial information regarding the Company’s operations by geographic area for the three months ended March 31, 2009 and 2008 are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	ASIA	EUROPE and AFRICA	MIDDLE EAST and INDIA	AUSTRAL- ASIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended March 31, 2009:
Revenues from unaffiliated customers	$236,328	29,767	16,131	428,282	132,865	57,112	12,200	—	912,685
Transfers between geographic areas	18,508	1,882	3,441	3,732	6,773	3,567	2,302	(40,205)	—

Total revenues	$254,836	31,649	19,572	432,014	139,638	60,679	14,502	(40,205)	912,685

Net revenues	$131,147	16,199	10,513	94,698	54,118	21,074	8,766	—	336,515
Operating income	$30,636	4,339	2,365	38,227	8,771	4,339	2,797	—	91,474
Identifiable assets	$1,002,406	65,796	35,452	482,508	332,538	113,795	23,232	(905)	2,054,822
Capital expenditures	$6,095	149	231	543	1,086	340	212	—	8,656
Depreciation and amortization	$5,310	326	238	1,933	1,406	594	151	—	9,958
Equity	$1,561,104	35,135	26,686	393,599	131,539	62,567	13,689	(801,785)	1,422,534

Three months ended March 31, 2008:
Revenues from unaffiliated customers	$300,072	35,069	19,734	679,850	185,564	67,193	19,839	—	1,307,321
Transfers between geographic areas	24,189	2,073	3,199	5,111	10,502	3,997	2,134	(51,205)	—

Total revenues	$324,261	37,142	22,933	684,961	196,066	71,190	21,973	(51,205)	1,307,321

Net revenues	$149,831	16,674	11,869	98,741	65,773	19,741	11,699	—	374,328
Operating income	$32,690	3,131	3,112	46,021	12,437	4,701	3,472	—	105,564
Identifiable assets	$1,002,929	70,349	49,176	465,475	444,133	109,713	36,072	5,396	2,183,243
Capital expenditures	$3,638	336	269	3,303	1,610	860	194	—	10,210
Depreciation and amortization	$5,364	312	297	1,254	1,768	528	249	—	9,772
Equity	$1,450,614	34,711	24,673	362,378	171,294	52,381	23,068	(802,400)	1,316,719

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

Certain portions of this report on Form 10-Q including the section entitled “Currency and Other Risk Factors” and “Liquidity and Capital Resources” contain forward-looking statements, which must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. In addition to risk factors identified elsewhere in this report, attention should be given to the factors identified and discussed in the report on Form 10-K filed on February 27, 2009.

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

International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, and United States and foreign laws and policies relating to tariffs, trade restrictions, foreign investments and taxation and regional and global conflicts. Periodically, governments consider a variety of changes to current tariffs and trade restrictions. The Company cannot predict which, if any, of these proposals may be adopted, nor can the Company predict the effects the adoption of any such proposal will have on the Company’s business. Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies concerning international trade, the Company’s business may also be affected by political developments and changes in government personnel or policies in the nations in which it does business.

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

Primarily as a result of the global economic downturn, the Company’s air and ocean freight volumes were lower in the first quarter of 2009 as compared to the same period in 2008. This decline in volumes started in the second half of 2008. At this point in time, the Company cannot predict the ongoing impact of the current global economic downturn or whether various governmental stimulus plans will be effective.

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

In terms of the opportunities, challenges and risks that management is focused on in 2009, the Company operates in 60 countries throughout the world in the competitive global logistics industry and Company activities are tied directly to the global economy. From the inception of the Company, management has believed that the elements required for a successful global service organization can only be assured through recruiting, training, and ultimately retaining superior personnel. The Company’s greatest challenge is now and always has been perpetuating a consistent global culture which demands:

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

Critical Accounting Estimates

Management believes that the nature of the Company’s business is such that there are few complex measurement issues or challenges in accounting for operations.

While judgments and estimates are a necessary component of any system of accounting, the Company’s use of estimates is limited primarily to the following areas that in the aggregate are not a major component of the Company’s statement of earnings:

•	accounts receivable valuation;

•	the useful lives of long-term assets;

•	the accrual of costs related to ancillary services the Company provides;

•	establishment of adequate insurance liabilities for the portion of the freight related exposure which the Company has self-insured;

•	accrual of various tax liabilities; and

•	calculation of share-based compensation expense .

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

As described in Note 3 in the condensed consolidated financial statements in this quarterly report, the Company accounts for share-based compensation based on an estimate of the fair value of options granted to employees and directors under the Company’s stock option and employee stock purchase plans. The stock compensation expense, adjusted for expected forfeitures, is recognized on a straight-line basis over the vesting period.

Determining the appropriate option pricing model to use to estimate stock compensation expense requires judgment. Any option pricing model requires assumptions that are subjective and these assumptions also require judgment. Examples include assumptions about long-term stock price volatility, employee exercise patterns, pre-vesting option forfeitures, post-vesting option terminations, future interest rates and dividend yields. The Company uses the Black-Scholes model for estimating the fair value of stock options.

For the three month periods ended March 31, 2009 and 2008, no options were granted by the Company.

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

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three-month periods ended March 31, 2009 and 2008, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended March 31,
	2009		2008
	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)
Net Revenues:
Airfreight services	$124,087	37%	$138,664	37%
Ocean freight and ocean services	80,408	24	86,352	23
Customs brokerage and other services	132,020	39	149,312	40

Net revenues	336,515	100	374,328	100

Overhead Expenses:
Salaries and related costs	187,209	56	205,815	55
Other	57,832	17	62,949	17

Total overhead expenses	245,041	73	268,764	72

Operating income	91,474	27	105,564	28
Other income, net	8,144	3	6,167	2

Earnings before income taxes	99,618	30	111,731	30
Income tax expense	40,249	12	45,210	12

Net earnings	59,369	18	66,521	18
Net earnings attributable to noncontrolling interest	(109)	—	(49)	—

Net earnings attributable to shareholders	$59,260	18%	$66,472	18%

Airfreight services net revenues decreased 11% for the three-month period ended March 31, 2009, as compared with the same period for 2008. Asian airfreight services net revenues decreased less than 1% and North American and European airfreight services net revenues decreased 18% and 17%, respectively, for the first quarter of 2009 as compared with the same period in 2008. The decrease in global airfreight services net revenues was primarily due to a 29% decline in airfreight tonnage, which was partially offset by an overall 35% increase in net revenue per kilo. This decrease in airfreight tonnage is primarily due to the global economic downturn which began in the second half of 2008. The increase in net revenue per kilo resulted from favorable buying opportunities that developed in a number of short-term spot markets and an improved freight mix.

Ocean freight and ocean services net revenues decreased 7% for the three-month period ended March 31, 2009, as compared with the same period for 2008. North America, Asia and Europe ocean freight net revenues decreased approximately 5%, 9% and 8%, respectively, for the first quarter of 2009 as compared with the same period in 2008.

Ocean freight net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The majority of the Company’s ocean freight net revenue is derived from ocean freight consolidation which represented 55% and 58% of ocean freight net revenue for the three-month periods ended March 31, 2009 and 2008, respectively. Ocean freight consolidation net revenue decreased 12%, on an aggregate basis, for the first quarter of 2009 as compared with the same period in 2008 primarily due to a 20% decrease in volume as measured in terms of forty-foot container equivalent units (FEUs), partially offset by a 7% increase in net revenue per container. The increase in net revenue per container was largely due to a favorable spot market. Direct ocean freight forwarding, which is primarily fee-based, decreased 4% due to a decrease in volume. The decrease in ocean volumes is primarily due to the global economic downturn.

Order management, which is also primarily fee-based, increased 7% for the three-month period ended March 31, 2009, as compared with the same period for 2008. This increase was a result of continued marketing efforts that resulted in new customers and additional business from existing customers.

Customs brokerage and other services net revenues decreased 12% for the three-month period ended March 31, 2009, as compared with the same period for 2008, primarily as a result of declines in air and ocean freight volumes. Consolidation within the customs brokerage market is continuing as customers seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program. The Company’s emphasis on providing high quality services and focus on regulatory compliance continues to benefit customs brokerage services.

Salaries and related costs decreased 9% during the three-month period ended March 31, 2009, as compared with the same period in 2008, primarily as a result of (i) an overall decrease in average base salaries, (ii) smaller bonuses due to lower operating income, and (iii) a reduction in stock compensation expense.

The effects of including stock-based compensation expense in salaries and related costs for the three months ended March 31, 2009 and 2008 are as follows:

	Three months ended March 31,
	2009	2008
Salaries and related costs	$187,209	$205,815
As a % of net revenue	55.6%	55.0%
Stock compensation expense	$6,900	$11,280
As a % of salaries and related costs	3.7%	5.5%
As a % of net revenue	2.1%	3.0%

Excluding stock compensation expense, salaries and related costs as a percentage of net revenue increased 161 basis points for the three months ended March 31, 2009, as compared with the same period for 2008. This increase is largely due to the fixed nature of base salaries. Stock compensation expense declined 39% for the three-month period ended March 31, 2009, as compared with the same period for 2008, primarily a result of a $4 million “true up” credit for the difference between the higher actual pre-vesting forfeiture experience and the pre-vesting forfeiture assumptions used to calculate stock option expense. This credit relates primarily to stock option grants made in 2006, the majority of which begin vesting in May 2009. The net impact on salaries and related costs was $3 million after consideration of the effect on bonuses.

Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual compensation will occur in proportion to changes in Company profits. Management believes that long term growth in revenues, net revenues and net earnings, are a result of the incentives inherent in the Company’s compensation program.

Other overhead expenses decreased 8% for the three-month period ended March 31, 2009, as compared with the same period in 2008, primarily as a result of several cost reduction measures, including cutbacks on travel and entertainment expenses, which were partially offset by a $3 million increase in bad debt expense. Also, legal and related expenses during this same period decreased approximately $2 million, primarily attributable to lower activity related to governmental regulatory agencies’ ongoing investigations of air cargo freight forwarders and related legal proceedings as described further in Part II – Item 1 of this report on Form 10-Q entitled “Legal Proceedings”. The Company will continue to incur substantial legal costs, which could include fines and/or penalties, until these proceedings are concluded. If the governmental regulatory agencies conclude that the Company has engaged in anti-competitive behavior, such fines and/or penalties could have a material impact on the Company’s financial condition, results of operations and operating cash flows. Other overhead expenses as a percentage of net revenues remained constant for the three-month period ended March 31, 2009, as compared with the same period in 2008.

Other income, net, increased slightly as a percentage of net revenues for the three-month period ended March 31, 2009, as compared with the same period in 2008.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate remained constant at approximately 40.5% for the three-month periods ended March 31, 2009 and 2008.

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

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses. Any such hedging activity during the three months ended March 31, 2009 and 2008 was insignificant. During the three months ended March 31, 2009 and 2008, the Company incurred primarily unrealized net foreign exchange gains of approximately $2,780 and losses of approximately $544, respectively. The Company had no foreign currency derivatives outstanding at March 31, 2009 and 2008.

Sources of Growth

During the first quarter of 2009, the Company opened one full-service office in New Orleans, Louisiana (formerly a satellite of Houston, Texas) and one satellite office in Tulsa, Oklahoma. The Company closed one full-service office in Port Louis, Mauritius.

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

Internal Growth—Management believes that a comparison of “same store” performance is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year. The table below presents “same store” comparisons for the first quarter of 2009 (which is the measure of any increase or decrease from the same period of 2008) and for the first quarter of 2008 (which measures growth over 2007).

	For the three months ended March 31,
	2009	2008
Net revenue	(10)%	12%
Operating income	(13)%	12%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities. Net cash provided by operating activities for the three months ended March 31, 2009, was approximately $172 million, as compared with $179 million for the same period of 2008. This $7 million decrease is principally due to decreased earnings.

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

Cash used in investing activities for the three months ended March 31, 2009 and 2008 was $10 million. The largest use of cash in investing activities is cash paid for capital expenditures. As a non-asset based provider of integrated logistics services, the Company does not own any physical means of transportation (i.e., airplanes, ships, trucks, etc.). However, the Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. The Company routinely invests in technology, office furniture and equipment and leasehold improvements. In the first quarter of 2009, the Company made capital expenditures of $9 million, as compared with $10 million for the same period in 2008. Capital expenditures in the first quarter of 2009 and 2008 related primarily to investments in technology, office furniture and equipment building improvements and leasehold improvements. Total capital expenditures in 2009 are currently estimated to be $70 million. This includes normal capital expenditures as noted above, plus additional real estate acquisitions and development although to a lesser extent than in the past few years.

Cash used in financing activities during the first quarter of 2009 was $10 million as compared with $12 million during the first quarter of 2008. The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market. The Company follows a policy of repurchasing stock to limit growth in issued and outstanding shares as a result of stock option exercises. The decrease in cash used in financing activities during the first quarter of 2009 compared with the same period in 2008 is primarily the result of this policy and a larger number of stock option exercises in the first quarter of 2009 when compared to the same period in 2008.

At March 31, 2009, working capital was $947 million, including cash and short-term investments of $884 million. The Company had no long-term debt at March 31, 2009.

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

The Company maintains international and domestic unsecured bank lines of credit. At March 31, 2009, the United States facility totaled $50 million and the international bank lines of credit totaled $20 million. In addition, the Company maintains a bank facility with its U.K. bank for $10 million which is available for issuances of standby letters of credit. At March 31, 2009, the Company had no amounts outstanding on these lines of credit and was contingently liable for $78 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At March 31, 2009, cash and cash equivalent balances of $512 million were held by the Company’s non-United States subsidiaries, of which $75 million was held in banks in the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the three months ended March 31, 2009, would have had the effect of raising operating income approximately $7 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $6 million. This analysis does not take in to account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

As of March 31, 2009, the Company had approximately $1 million of net unsettled intercompany transactions. The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the three months ended March 31, 2009, was insignificant. During the three months ended March 31, 2009 and 2008, the Company incurred primarily unrealized net foreign exchange gains of approximately $2,780 and losses of approximately $544, respectively. The Company had no foreign currency derivatives outstanding at March 31, 2009 and 2008. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At March 31, 2009, the Company had cash and cash equivalents and short-term investments of $884 million, of which $506 million was invested at various short-term market interest rates. The Company had no short-term borrowings at March 31, 2009. A hypothetical change in the interest rate of 10% would not have a significant impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure in the first quarter of 2009.

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

Changes in Internal Controls

Effective January 1, 2009, the Company implemented a new financial consolidation and reporting software package to enhance the Company’s worldwide consolidation function. This conversion to a new system resulted in changes to internal controls in the financial close process. During 2008, the Company designed and implemented internal controls over the new software package, including successful completion of parallel operations during 2008 and extending through January 2009. Testing of these controls related to the new application will be included in the scope of management’s ongoing assessment of its internal control over financial reporting for 2009. This system implementation was undertaken as a continuing effort to improve the efficiency of the financial reporting and accounting processes and not in response to any identified deficiency or weakness in internal control over financial reporting.

There were no other changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 3, 2008, the Company was named as a defendant, with seven other European and North American-based global logistics providers, in a Federal antitrust class action lawsuit filed in the United States District Court of the Eastern District of New York, Precision Associates, Inc. et al v. Panalpina World Transport, No. 08-CV0042. The plaintiffs’ complaint, which purports to be brought on behalf of a class of customers (and has not yet been certified), asserts claims that the defendants engaged in price fixing regarding the provision of freight forwarding services in violation of the Sherman Act. The complaint seeks unspecified damages and injunctive relief. The Company believes that these allegations are without merit and intends to vigorously defend itself.

On June 18, 2008, the European Commission (EC) issued a request for information to the Company’s UK subsidiary, Expeditors International (UK) Ltd., requesting certain information relating to an ongoing investigation of freight forwarders. The Company replied to the request. On February 18, 2009, the EC issued another request for information to the same subsidiary requesting certain additional information in connection with the EC’s ongoing investigation of freight forwarders. The Company replied to the request. The Company expects to incur additional costs during the course of this ongoing investigation, which could include administrative fines if the EC concludes that the Company has engaged in anti-competitive behavior and such fines could have a material impact on the Company’s financial position, results of operations and operating cash flows.

As of March 31, 2009, the Company had incurred approximately $14 million of cumulative legal and associated costs on the above matters. At this time the Company is unable to estimate the range of loss or damages, if any, that might result as an outcome of any of these proceedings.

On May 16, 2008, a former employee filed a putative class action lawsuit against the Company in the United States District Court for the Northern District of California, Kingery v. Expeditors International of Washington, Inc., No. 08-02510. The original lawsuit, purported to be brought on behalf of some group of current and former salaried management and supervisory employees, which the plaintiff alleges were misclassified as exempt from overtime and meal/rest breaks under California and Federal law. In February 2009, plaintiff, through his counsel, announced that the lawsuit will not be prosecuted as a class action, but solely as a lawsuit involving plaintiff individually, and the Court entered an Order on February 18, 2009 dismissing with prejudice all of plaintiff’s class claims. Plaintiff subsequently stipulated to dismiss his remaining claims, and on April 20, 2009, the Court dismissed with prejudice all remaining claims.

The Company is involved in other claims and lawsuits which arise in the ordinary course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s operations or financial position.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the report on Form 10-K filed on or about February 27, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2009	—	$—	—	13,854,394
February 1-29, 2009	109,373	31.58	109,373	34,259,140
March 1-31, 2009	635,120	24.81	635,120	33,691,057

Total	744,493	$25.81	744,493	33,691,057

In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. This plan was amended in February 2001 to increase the authorization to repurchase up to 20 million shares of the Company’s common stock. On February 9, 2009, the Plan was further amended to increase the authorization to repurchase up to 40 million shares. This authorization has no expiration date. This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995. In the first quarter of 2009, 281,626 shares of common stock at an average price of $25.81 per share were repurchased and retired under the Non-Discretionary Stock Repurchase Plan.

In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200 million shares of common stock. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. This plan was announced on November 13, 2001. In the first quarter of 2009, 462,867 shares of common stock at an average price of $25.80 per share were repurchased and retired under the Discretionary Stock Repurchase Plan. These discretionary repurchases were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises.

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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

May 8, 2009	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer

May 8, 2009	/s/ BRADLEY S. POWELL
Bradley S. Powell, Chief Financial Officer

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Form 10-Q Index and Exhibits

March 31, 2009

Exhibit Number	Description
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002