Form 10-Q
period 2009-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2009-08-07
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At August 3, 2009, the number of shares outstanding of the issuer’s Common Stock was 212,131,761.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2009	December 31, 2008
Assets

Current Assets:
Cash and cash equivalents	$915,982	$741,028
Short-term investments	636	658
Accounts receivable, less allowance for doubtful accounts of $15,212 at June 30, 2009 and $14,414 at December 31, 2008	577,302	788,176
Deferred Federal and state income taxes	8,506	7,986
Other	32,482	35,511

Total current assets	1,534,908	1,573,359
Property and equipment, less accumulated depreciation and amortization of $249,336 at June 30, 2009 and $228,025 at December 31, 2008	496,362	493,129
Goodwill, net	7,927	7,927
Other intangibles, net	5,607	6,503
Other assets, net	29,140	19,921

	$2,073,944	$2,100,839

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	397,735	491,823
Accrued expenses, primarily salaries and related costs	156,757	150,487
Federal, state and foreign income taxes	19,236	28,039

Total current liabilities	573,728	670,349
Deferred Federal and state income taxes	45,533	46,574

Shareholders’ Equity:
Preferred stock, none issued
Common stock, par value $.01 per share
Issued and outstanding 212,061,173 shares at June 30, 2009, and 211,973,377 shares at December 31, 2008	2,121	2,120
Additional paid-in capital	4,706	7,150
Retained earnings	1,445,409	1,372,356
Accumulated other comprehensive loss	(6,668)	(15,208)

Total shareholders’ equity	1,445,568	1,366,418

Noncontrolling interest	9,115	17,498

Total equity	1,454,683	1,383,916

Commitments and contingencies
	$2,073,944	$2,100,839

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Airfreight services	$371,359	$658,882	$745,815	$1,258,645
Ocean freight and ocean services	299,292	516,473	617,926	963,265
Customs brokerage and other services	224,709	278,900	444,304	539,666

Total revenues	895,360	1,454,255	1,808,045	2,761,576

Operating Expenses:
Airfreight consolidation	257,016	517,683	507,385	978,782
Ocean freight consolidation	218,891	419,767	457,117	780,207
Customs brokerage and other services	89,406	119,480	176,981	230,934
Salaries and related costs	189,565	215,535	376,774	421,350
Rent and occupancy costs	17,954	19,374	36,678	38,809
Depreciation and amortization	10,244	10,056	20,202	19,828
Selling and promotion	5,547	9,744	11,769	19,248
Other	19,810	29,645	42,738	53,883

Total operating expenses	808,433	1,341,284	1,629,644	2,543,041

Operating income	86,927	112,971	178,401	218,535

Other Income (Expense):
Interest income	2,433	4,915	6,039	9,879
Interest expense	(64)	(75)	(79)	(146)
Other, net	2,081	(162)	6,634	1,112

Other income, net	4,450	4,678	12,594	10,845

Earnings before income taxes	91,377	117,649	190,995	229,380
Income tax expense	37,563	46,043	77,812	91,253

Net earnings	53,814	71,606	113,183	138,127

Net earnings attributable to noncontrolling interest	256	(357)	147	(406)

Net earnings attributable to shareholders	$54,070	$71,249	$113,330	$137,721

Diluted earnings attributable to shareholders per share	$.25	$.32	$.52	$.62

Basic earnings attributable to shareholders per share	$.25	$.33	$.53	$.65

Dividends declared and paid per common share	$.19	$.16	$.19	$.16

Weighted average diluted shares outstanding	216,653,968	220,515,987	216,519,551	220,490,452

Weighted average basic shares outstanding	212,116,679	213,275,229	212,108,636	213,168,730

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Operating Activities:
Net earnings	$53,814	$71,606	$113,183	$138,127
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	(1,075)	(396)	1,569	(573)
Deferred income tax (benefit) expense	(12,695)	7,647	(6,244)	16,473
Excess tax benefits from stock plans	(2,073)	(7,889)	(5,135)	(9,395)
Stock compensation expense	11,371	11,323	18,271	22,603
Depreciation and amortization	10,244	10,056	20,202	19,828
Gain on sale of assets	(6)	(30)	(10)	(605)
Other	365	515	727	932
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	60,379	(91,778)	214,343	(32,024)
(Increase) decrease in other current assets	(1,308)	622	(1,323)	677
(Decrease) increase in accounts payable and accrued expenses	(20,329)	67,024	(100,499)	82,102
(Decrease) increase in income taxes payable, net	(13,601)	(32,697)	2,284	(23,437)

Net cash provided by operating activities	85,086	36,003	257,368	214,708

Investing Activities:
(Increase) decrease in short-term investments	(13)	169	31	216
Purchase of property and equipment	(7,166)	(14,316)	(15,822)	(24,526)
Proceeds from sale of property and equipment	33	139	77	181
Prepayment on long-term land lease	(7,344)	—	(7,344)	—
Other	(109)	(308)	(1,591)	55

Net cash used in investing activities	(14,599)	(14,316)	(24,649)	(24,074)

Financing Activities:
Repayments of short-term debt, net	—	(810)	—	—
Proceeds from issuance of common stock	8,868	15,537	17,404	20,151
Repurchases of common stock	(23,760)	(50,970)	(42,972)	(69,588)
Excess tax benefits from stock plans	2,073	7,889	5,135	9,395
Dividends paid	(40,276)	(34,163)	(40,276)	(34,163)
Distributions to noncontrolling interest	—	—	—	(107)
Purchase of noncontrolling interest	—	—	(2,122)	—

Net cash used in financing activities	(53,095)	(62,517)	(62,831)	(74,312)

Effect of exchange rate changes on cash	14,911	3,352	5,066	12,567

Increase (decrease) in cash and cash equivalents	32,303	(37,478)	174,954	128,889
Cash and cash equivalents at beginning of period	883,679	740,966	741,028	574,599

Cash and cash equivalents at end of period	$915,982	$703,488	$915,982	$703,488

Interest and Taxes Paid:
Interest	$65	$75	$80	$146
Income taxes	59,746	67,613	75,110	91,885

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

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on February 27, 2009.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain 2008 amounts have been reclassified to conform with the 2009 presentation. Subsequent events have been evaluated through August 7, 2009, the date the financial statements were issued.

B. Accounts Receivable

The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded accounts receivable allowances in the amounts of $15,212 as of June 30, 2009 and $14,414 as of December 31, 2008. Additions and write-offs have not been significant.

C. Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under U.S. GAAP, are excluded from net income. For the Company, these consist of foreign currency translation adjustments, net of related income tax effects, and comprehensive income attributable to noncontrolling interest.

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

E. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160). SFAS 160 changes the accounting and reporting for minority interest, which is recharacterized as noncontrolling interest and classified as a component of equity. SFAS 160 modifies the accounting for changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 160 beginning in the first quarter of 2009. Accordingly, minority interest of $17,498 as of December 31, 2008 has been reclassified to the noncontrolling interest section of equity. Also, the presentation of the consolidated balance sheets, statement of earnings, cash flows and comprehensive income have been modified to meet the reporting requirements of SFAS 160. The adoption of this statement had no impact on net earnings attributable to shareholders.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R), supplemented by FASB Financial Staff Position 141R-1. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 141R beginning in the first quarter of 2009. The adoption had no material impact on the Company’s consolidated financial condition or results of operations. The impact will depend upon the acquisitions, if any, the Company consummates after the effective date.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. This standard is effective for reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 beginning in the second quarter of 2009. The adoption had no impact on the Company’s consolidated financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Guidance Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of SFAS No. 162.” This statement establishes that the FASB Accounting Standards Codification (Codification) will become the single official source of authoritative U.S. GAAP superseding all non-SEC accounting and reporting standards and literature. Only one level of authoritative U.S. GAAP will exist and all other literature will be considered non-authoritative. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the third quarter of fiscal 2009. Given that the Codification does not change U.S. GAAP this statement is not expected to have an impact on the Company’s consolidated financial condition or results of operations.

Note 2. Income Taxes

Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of June 30, 2009 and December 31, 2008.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2006. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years prior to 2001. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years.

The Company recognizes interest expense related to unrecognized tax benefits or underpayment of income taxes in interest expense and recognizes penalties in operating expenses. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the three and six months ended June 30, 2009 and 2008.

Note 3. Equity

A. Stock Option Plans, Director Restricted Stock Plan and Stock Purchase Plan

The Company provides compensation benefits by granting stock options and employee stock purchase rights to its employees and restricted shares to its directors. In May 2009, the shareholders approved the Company’s 2009 Stock Option Plan (“2009 Plan”), which made available a total of 3,000,000 shares of the Company’s common stock for purchase upon exercise of options granted under the 2009 Plan. The Company’s annual grant of option awards and restricted shares generally takes place during the second quarter of each fiscal year. For the six-month periods ended June 30, 2009 and 2008, 2,446,400 and 2,080,315 options were granted, respectively. Also, for the six months ended June 30, 2009 and 2008, 29,230 and 25,488 shares were granted to non-employee directors under the 2008 Directors’ Restricted Stock Plan. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and none were issued in the three and six-month periods ended June 30, 2009 and 2008.

The Company recognizes compensation expense based on the estimated fair value of options awarded under its stock option and employee stock purchase rights plans. The stock compensation expense, adjusted for expected forfeitures, is recognized on a straight-line basis over the vesting period. The forfeiture assumption used to calculate compensation expense is primarily based on historical pre-vesting employee forfeiture patterns. The fair value of each option grant was estimated on the date of grant using the Black – Scholes option pricing model with the following assumptions used for grants issued during the six months ended June 30, 2009 and 2008.

	Six months ended June 30,
	2009	2008
Dividend yield	1.25%	.72%
Volatility	38 — 39%	34 — 37%
Risk-free interest rates	2.81%	3.46%
Expected life (years) — stock option plans	6.09 — 7.86	6.50 — 7.99
Weighted average fair value of stock options granted during the period	$13.84	$17.85

The compensation expense for restricted stock awards is based on the fair market value of the Company’s shares of common stock on the date of grant. On June 1, 2009 and June 1, 2008, restricted shares were granted with a fair value per share of $34.21 and $47.08, respectively.

Total stock compensation expense and the total related tax benefit recognized in the three and six-months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Stock compensation expense	$11,371	$11,323	$18,271	$22,603
Recognized tax benefit	$71	$228	$148	$591

B. Basic and Diluted Earnings per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders per share for the three months and six months ended June 30, 2009 and 2008:

	Three months ended June 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings Attributable to Shareholders	Weighted Average Shares	Earnings Per Share
2009
Basic earnings attributable to shareholders	$54,070	212,116,679	$.25
Effect of dilutive potential common shares	—	4,537,289	—

Dilutive earnings attributable to shareholders	$54,070	216,653,968	$.25

2008
Basic earnings attributable to shareholders	$71,249	213,275,229	$.33
Effect of dilutive potential common shares	—	7,240,758	—

Dilutive earnings attributable to shareholders	$71,249	220,515,987	$.32

	Six months ended June 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings Attributable to Shareholders	Weighted Average Shares	Earnings Per Share
2009
Basic earnings attributable to shareholders	$113,330	212,108,636	$.53
Effect of dilutive potential common shares	—	4,410,915	—

Dilutive earnings attributable to shareholders	$113,330	216,519,551	$.52

2008
Basic earnings attributable to shareholders	$137,721	213,168,730	$.65
Effect of dilutive potential common shares	—	7,321,722	—

Dilutive earnings attributable to shareholders	$137,721	220,490,452	$.62

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Shares	8,928,830	6,730,280	8,931,630	6,730,280

C. Components of Equity and Comprehensive Income

The components of equity for the six months ended June 30, 2009 and 2008 are as follows:

	Shareholders’ Equity	Non Controlling Interest	Equity
Balance at December 31, 2008	$1,366,418	17,498	1,383,916
Exercise of stock options	17,404	—	17,404
Shares repurchased under provisions of stock repurchase plans	(42,972)	—	(42,972)
Stock compensation expense	18,271	—	18,271
Tax benefits from stock plans	5,135	—	5,135
Purchase of noncontrolling interest	(281)	(186)	(467)
Comprehensive Income
Net earnings	113,330	(147)	113,183
Foreign currency translation adjustments, net of tax of $4,684	8,539	8	8,547

Total comprehensive income	121,869	(139)	121,730

Dividends paid ($.19 per share)	(40,276)	—	(40,276)
Distributions or declaration of dividends to noncontrolling interest(1)	—	(8,058)	(8,058)

Balance at June 30, 2009	$1,445,568	9,115	1,454,683

	Shareholders’ Equity	Non Controlling Interest	Equity
Balance at December 31, 2007	$1,226,571	16,748	1,243,319
Exercise of stock options	20,151	—	20,151
Shares repurchased under provisions of stock repurchase plans	(69,588)	—	(69,588)
Stock compensation expense	22,603	—	22,603
Tax benefits from stock plans	9,395	—	9,395
Comprehensive Income
Net earnings	137,721	406	138,127
Foreign currency translation adjustments, net of tax of $5,310	9,862	543	10,405

Total comprehensive income	147,583	949	148,532

Dividends paid ($.16 per share)	(34,163)	—	(34,163)
Distributions or declaration of dividends to noncontrolling interest	—	(107)	(107)

Balance at June 30, 2008	$1,322,552	17,590	1,340,142

(1) Amount of earnings owed to the noncontrolling interest at the time their ownership interest was purchased. These earnings, reclassified from noncontrolling interest to accounts payable, will be distributed in periods subsequent to the effective date of the purchase, including $1,655 paid during the six months ended June 30, 2009.

The components of total comprehensive income for interim periods are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008
Net earnings	$53,814	$71,606	$113,183	$138,127
Foreign currency translation adjustments net of tax of $(10,989) and $(1,010) for the 3 months ended June 30, 2009 and 2008, and $(4,684) and $(5,310) for the 6 months ended June 30, 2009 and 2008.	20,059	2,201	8,547	10,405

Comprehensive income	73,873	73,807	121,730	148,532
Comprehensive income attributable to noncontrolling interest	(232)	683	(139)	949

Comprehensive income attributable to shareholders	74,105	73,124	121,869	147,583

D. Stock and Cash Dividends

On May 7, 2009, the Board of Directors declared a semi-annual cash dividend of $.19 per share payable on June 15, 2009 to shareholders of record as of June 1, 2009.

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

	June 30, 2009		December 31, 2008
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$366,783	$366,783	$344,853	$344,853
Corporate commercial paper	466,309	466,499	317,230	317,796
Time deposits	82,890	82,890	78,945	78,945

Total cash and cash equivalents	915,982	916,172	741,028	741,594

Short-Term Investments:
Time deposits	636	636	658	658

Total	$916,618	$916,808	$741,686	$742,252

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

On January 3, 2008, the Company was named as a defendant, with seven other European and North American-based global logistics providers, in a Federal antitrust class action lawsuit filed in the United States District Court of the Eastern District of New York, Precision Associates, Inc. et al v. Panalpina World Transport, No. 08-CV0042. The plaintiffs’ complaint, which purports to be brought on behalf of a class of customers (and has not yet been certified), asserts claims that the defendants engaged in price fixing regarding the provision of freight forwarding services in violation of the Sherman Act. The complaint seeks unspecified damages and injunctive relief. The Company believes that these allegations are without merit and intends to vigorously defend itself. On July 21, 2009, the plaintiffs filed an amended complaint adding a number of new defendants and various claims which they assert to violate the Sherman Act. The Company believes that these allegations are also without merit and intends to vigorously defend itself.

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

As of June 30, 2009, the Company had incurred approximately $14 million of cumulative legal and associated costs on the above matters. At this time the Company is unable to estimate the range of loss or damages, if any, that might result as an outcome of any of these proceedings.

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

Financial information regarding the Company’s operations by geographic area for the three and six-months ended June 30, 2009 and 2008 are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	ASIA	EUROPE and AFRICA	MIDDLE EAST and INDIA	AUSTRAL- ASIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended June 30, 2009:
Revenues from unaffiliated customers	$222,569	29,500	14,804	427,914	135,259	50,466	14,848	—	895,360
Transfers between geographic areas	18,046	1,742	3,069	3,903	5,826	3,700	2,552	(38,838)	—

Total revenues	$240,615	31,242	17,873	431,817	141,085	54,166	17,400	(38,838)	895,360

Net revenues	$129,236	14,852	11,173	91,492	53,648	19,382	10,264	—	330,047
Operating income	$27,345	3,082	3,716	35,894	7,996	5,599	3,295	—	86,927
Identifiable assets at quarter end	$1,023,955	62,133	32,222	452,563	360,322	114,673	27,824	252	2,073,944
Capital expenditures	$5,514	142	180	470	256	558	46	—	7,166
Depreciation and amortization	$5,470	347	246	1,913	1,492	619	157	—	10,244
Equity	$1,591,475	39,227	12,813	352,426	142,949	69,815	18,034	(772,056)	1,454,683

Three months ended June 30, 2008:
Revenues from unaffiliated customers	$322,644	41,397	22,260	768,086	209,297	67,164	23,407	—	1,454,255
Transfers between geographic areas	26,957	2,623	3,534	5,629	11,257	4,539	2,158	(56,697)	—

Total revenues	$349,601	44,020	25,794	773,715	220,554	71,703	25,565	(56,697)	1,454,255

Net revenues	$154,697	18,009	13,308	104,688	72,286	21,212	13,125	—	397,325
Operating income	$31,179	3,670	3,517	48,147	16,568	5,629	4,261	—	112,971
Identifiable assets at quarter end	$1,008,102	75,321	57,181	501,484	485,926	111,532	41,521	8,177	2,289,244
Capital expenditures	$7,164	855	500	3,207	1,684	747	159	—	14,316
Depreciation and amortization	$5,442	328	304	1,499	1,681	555	247	—	10,056
Equity	$1,472,819	37,579	28,146	407,330	186,359	56,927	27,047	(876,065)	1,340,142

Six months ended June 30, 2009:
Revenues from unaffiliated customers	$458,897	59,268	30,933	856,196	268,125	107,579	27,047	—	1,808,045
Transfers between geographic areas	36,554	3,624	6,511	7,636	12,599	7,267	4,853	(79,044)	—

Total revenues	$495,451	62,892	37,444	863,832	280,724	114,846	31,900	(79,044)	1,808,045

Net revenues	$260,381	31,052	21,686	186,190	107,765	40,458	19,030	—	666,562
Operating income	$57,981	7,422	6,080	74,121	16,767	9,938	6,092	—	178,401
Identifiable assets at quarter end	$1,023,955	62,133	32,222	452,563	360,322	114,673	27,824	252	2,073,944
Capital expenditures	$11,612	291	411	1,010	1,341	899	258	—	15,822
Depreciation and amortization	$10,780	673	485	3,845	2,897	1,214	308	—	20,202
Equity	$1,591,475	39,227	12,813	352,426	142,949	69,815	18,034	(772,056)	1,454,683

Six months ended June 30, 2008:
Revenues from unaffiliated customers	$622,716	76,466	41,994	1,447,936	394,861	134,357	43,246	—	2,761,576
Transfers between geographic areas	51,146	4,696	6,733	10,740	21,759	8,536	4,292	(107,902)	—

Total revenues	$673,862	81,162	48,727	1,458,676	416,620	142,893	47,538	(107,902)	2,761,576

Net revenues	$304,528	34,683	25,177	203,429	138,059	40,953	24,824	—	771,653
Operating income	$61,407	7,193	6,799	94,767	29,796	10,713	7,860	—	218,535
Identifiable assets at quarter end	$1,008,102	75,321	57,181	501,484	485,926	111,532	41,521	8,177	2,289,244
Capital expenditures	$10,802	1,191	769	6,510	3,294	1,607	353	—	24,526
Depreciation and amortization	$10,805	640	602	2,753	3,449	1,083	496	—	19,828
Equity	$1,472,819	37,579	28,146	407,330	186,359	56,927	27,047	(876,065)	1,340,142

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, and United States and foreign laws and policies relating to tariffs, trade restrictions, foreign investments and taxation and regional and global conflicts. Periodically, governments consider a variety of changes to current tariffs and trade restrictions. The Company cannot predict which, if any, of these proposals may be adopted, nor can the Company predict the effects the adoption of any such proposal will have on the Company’s business. Doing business in foreign locations also subjects the

Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies concerning international trade, the Company’s business may also be affected by political developments and changes in government personnel or policies in the nations in which it does business. The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. Consistent with current economic conditions, the Company’s pricing continues to be pressured by customers and service providers.

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

The Company’s ability to provide services to its customers is highly dependent on good working relationships with a variety of entities including airlines, ocean steamship lines, and governmental agencies. The significance of maintaining acceptable working relationships with governmental agencies and asset-based providers involved in global trade has gained increased importance as a result of ongoing concern over terrorism. As each carrier labors to comply with governmental regulations implementing security policies and procedures, inherent conflicts emerge which can and do affect global trade to some degree. A good reputation helps to develop practical working understandings that will effectively meet security requirements while minimizing potential international trade obstacles. The Company considers its current working relationships with these entities to be satisfactory. However, changes in the financial stability and operating capabilities of asset-based carriers, space allotments made available to the Company by asset-based carriers, governmental regulation or deregulation efforts, “modernization” of the regulations governing customs brokerage, and/or changes in governmental quota restrictions could affect the Company’s business in unpredictable ways.

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

Primarily as a result of the global economic downturn, the Company’s air and ocean freight volumes were lower in the first half of 2009 as compared to the same period in 2008. This decline in volumes started in the second half of 2008. At this point in time, the Company cannot predict the ongoing impact of the current global economic downturn or whether various governmental stimulus plans will be effective. Also, both total revenues and net revenues in the second quarter of 2009 were lower than the comparable amounts in the first quarter of 2009. These results are unprecedented in the Company’s history.

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

As further discussed under liquidity and capital resources, total capital expenditures in 2009 are expected to be $60 million.

In terms of the opportunities, challenges and risks that management is focused on in 2009, the Company operates in 61 countries throughout the world in the competitive global logistics industry and Company activities are tied directly to the global economy. From the inception of the Company, management has believed that the elements required for a successful global service organization can only be assured through recruiting, training, and ultimately retaining superior personnel. The Company’s greatest challenge is now and always has been perpetuating a consistent global culture which demands:

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

Refer to Note 3 in the condensed consolidated financial statements for the assumptions used for grants issued during the six months ended June 30, 2009 and 2008.

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

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three and six-month periods ended June 30, 2009 and 2008, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)
Net revenues:
Airfreight services	$114,343	35%	$141,199	36%	$238,430	36%	$279,863	36%
Ocean freight and ocean services	80,401	24	96,706	24	160,809	24	183,058	24
Customs brokerage and other services	135,303	41	159,420	40	267,323	40	308,732	40

Net revenues	330,047	100	397,325	100	666,562	100	771,653	100

Overhead expenses:
Salaries and related costs	189,565	57	215,535	54	376,774	56	421,350	55
Other	53,555	17	68,819	17	111,387	17	131,768	17

Total overhead expenses	243,120	74	284,354	71	488,161	73	553,118	72

Operating income	86,927	26	112,971	29	178,401	27	218,535	28
Other income, net	4,450	2	4,678	1	12,594	2	10,845	2

Earnings before income taxes	91,377	28	117,649	30	190,995	29	229,380	30
Income tax expense	37,563	12	46,043	12	77,812	12	91,253	12

Net earnings	53,814	16	71,606	18	113,183	17	138,127	18
Net earnings attributable to noncontrolling interest	256	—	(357)	—	147	—	(406)	—

Net earnings attributable to shareholders	$54,070	16%	$71,249	18%	$113,330	17%	$137,721	18%

Airfreight services net revenues decreased 19% for the three-month period ended June 30, 2009, as compared with the same period for 2008. North America, Asia and Europe airfreight services net revenues decreased 22%, 11% and 36%, respectively, for the second quarter of 2009 as compared with the same period in 2008. The decrease in global airfreight services net revenues was primarily due to a 26% decline in airfreight tonnage, which was partially offset by an overall 20% increase in net revenue per kilo.

Airfreight services net revenues decreased 15% for the six-month period ended June 30, 2009, as compared with the same period for 2008. North America, Asia and Europe airfreight services net revenues decreased 20%, 6% and 27%, respectively, for the first half of 2009 as compared with the same period in 2008. The decrease in global airfreight services net revenues was primarily due to a 27% decline in airfreight tonnage, which was partially offset by an overall 27% increase in net revenue per kilo.

These decreases in airfreight tonnage are primarily due to the global economic downturn which began in the second half of 2008. The increases in net revenue per kilo resulted from favorable buying opportunities that developed in a number of short-term spot markets.

Ocean freight and ocean services net revenues decreased 17% for the three-month period ended June 30, 2009, as compared with the same period for 2008. North America, Asia and Europe ocean freight net revenues decreased approximately 17%, 17% and 21%, respectively, for the second quarter of 2009 as compared with the same period in 2008.

Ocean freight and ocean services net revenues decreased 12% for the six-month period ended June 30, 2009, as compared with the same period for 2008. North America, Asia and Europe ocean freight net revenues decreased approximately 11%, 13% and 15%, respectively, for the first half of 2009 as compared with the same period in 2008.

Ocean freight net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The majority of the Company’s ocean freight net revenue is derived from ocean freight consolidation which represented 55% and 59% of ocean freight net revenue for the six-month periods ended June 30, 2009 and 2008, respectively.

Ocean freight consolidation net revenue decreased 24% for the three-month period ended June 30, 2009 as compared with the same period in 2008, primarily due to a 23% decrease in volume as measured in terms of forty-foot container equivalent units (FEUs), and a 1% decrease in net revenue per container. Direct ocean freight forwarding, which is primarily fee-based, decreased 10% for the three-month period ended June 30, 2009 as compared with the same period in 2008, due to a decrease in volume.

Ocean freight consolidation net revenue decreased 19% for the six-month period ended June 30, 2009 as compared with the same period in 2008, primarily due to a 22% decrease in volume, partially offset by a 4% increase in net revenue per container. Direct ocean freight forwarding, which is primarily fee-based, decreased 7% for the six-month period ended June 30, 2009 as compared with the same period in 2008, due to a decrease in volume.

These decreases in ocean volumes are primarily due to the global economic downturn. The increase in net revenue per container for the six-month period ended June 30, 2009 was largely due to a favorable short-term spot market.

Order management, which is also primarily fee-based, increased 3% and 5%, respectively, for the three and six-month periods ended June 30, 2009, as compared with the same periods for 2008. This increase was a result of continued marketing efforts that resulted in new customers and additional business from existing customers.

Customs brokerage and other services net revenues decreased 15% and 13%, respectively, for the three and six-month periods ended June 30, 2009, as compared with the same periods for 2008, primarily as a result of declines in air and ocean freight volumes. Customers continue to seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.

Salaries and related costs decreased 12% and 11%, respectively, during the three and six-month periods ended June 30, 2009, as compared with the same periods in 2008, primarily as a result of (i) an overall decrease in average base salaries and (ii) smaller bonuses due to lower operating income. Additionally, stock compensation expense was lower in the first half of 2009.

The effects of including stock-based compensation expense in salaries and related costs for the three and six-month periods ended June 30, 2009 and 2008 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Salaries and related costs	$189,565	$215,535	$376,774	$421,350
As a % of net revenue	57.4%	54.2%	56.5%	54.6%
Stock compensation expense	$11,371	$11,323	$18,271	$22,603
As a % of salaries and related costs	6.0%	5.3%	4.8%	5.4%
As a % of net revenue	3.4%	2.8%	2.7%	2.9%

Excluding stock compensation expense, salaries and related costs as a percentage of net revenue increased 259 and 211 basis points, respectively, for the three and six-month periods ended June 30, 2009, as compared with the same period for 2008. This increase is largely due to the fixed nature of base salaries and management’s commitment to maintaining its people during this economic downturn. Stock compensation expense remained constant for the three-month period ended June 30, 2009, as compared with the same period for 2008. Stock compensation expense declined 19% for the six-month period ended June 30, 2009, as compared with the same period for 2008, primarily a result of a $4 million “true up” credit recognized in the first quarter of 2009 for the difference between the higher actual pre-vesting forfeiture experience and the pre-vesting forfeiture assumptions used to calculate stock option expense. The net impact on salaries and related costs was $3 million after consideration of the effect on bonuses. This credit relates primarily to stock option grants made in 2006, the majority of which began vesting in May 2009.

Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation will occur in proportion to changes in Company profits. Management believes that long term growth in revenues, net revenues and net earnings, are a result of the incentives inherent in the Company’s compensation program.

Other overhead expenses decreased 22% and 15%, respectively, for the three and six-month periods ended June 30, 2009, as compared with the same periods in 2008, primarily as a result of continued cost reduction measures, including cutbacks on travel and entertainment expenses. The decrease in the six-month period was partially offset by a $2 million increase in bad debt expense, as compared to the same period in 2008. Also, legal and related expenses decreased approximately $5 million and $7 million for the three and six-month periods, respectively, as compared to the same periods in 2008, primarily attributable to lower activity related to governmental regulatory agencies’ ongoing investigations of air cargo freight forwarders and related legal proceedings as described further in Part II – Item 1 of this report on Form 10-Q entitled “Legal Proceedings”. The Company will continue to incur legal costs, which could be substantial and include fines and/or penalties, until these proceedings are concluded. If the governmental regulatory agencies conclude that the Company has engaged in anti-competitive behavior, such fines and/or penalties could have a material impact on the Company’s financial condition, results of operations and operating cash flows. Other overhead expenses as a percentage of net revenues remained constant for the three and six-month periods ended June 30, 2009, as compared with the same period in 2008.

Other income, net, remained relatively constant as a percentage of net revenues for the three and six-month periods ended June 30, 2009, as compared with the same period in 2008.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate during the three-month period ended June 30, 2009 was 41.1% as compared to 39.1% for the same period in 2008. The Company’s consolidated effective income tax rate for the six-month periods ended June 30, 2009 and 2008 was 40.7% and 39.8%, respectively. Although a tax benefit related to stock-based compensation expense is recorded for non-qualified stock options at the time the related compensation expense is recognized, the tax benefit received for disqualifying dispositions of incentive stock options cannot be anticipated. The higher consolidated effective income tax rate during the three and six-month periods ended June 30, 2009, as compared to the same periods in 2008, is primarily the result of a lower tax benefit received for disqualifying dispositions of incentive stock options occurring during the second quarter of 2009 compared to 2008.

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

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses. Any such hedging activity during the three and six months ended June 30, 2009 and 2008 was insignificant. During the three and six months ended June 30, 2009, the Company incurred a foreign exchange loss of approximately $1,432 and a foreign exchange gain of approximately $1,348, respectively, on a net basis. For the same periods of 2008 the Company incurred foreign exchange losses of approximately $474 and $1,018, respectively, on a net basis. The Company had no foreign currency derivatives outstanding at June 30, 2009 and December 31, 2008.

Sources of Growth

During the second quarter of 2009, the Company opened two full-service offices: 1) in Muscat, Sultanate of Oman (formerly an agent location); and 2) Wuhan, People’s Republic of China (formerly a satellite of Chongqing, People’s Republic of China). The Company closed one satellite office in Graz, Austria.

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

Internal Growth—Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year. The table below presents “same store” comparisons for the three and six months ended June 30, 2009 (which is the measure of any increase or decrease from the same period of 2008) and for the three and six months ended June 30, 2008 (which measures growth over 2007).

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Net revenue	(17)%	12%	(14)%	12%
Operating income	(23)%	11%	(18)%	11%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities. Net cash provided by operating activities for the three and six months ended June 30, 2009, was $85 million and $257 million, respectively, as compared with $36 million and $215 million for the same periods of 2008. The increases of $49 million and $42 million for the three and six-month periods ended June 30, 2009, respectively, are primarily due to the timing of receipts and disbursements represented by accounts receivable and accounts payable balances offset by lower net earnings.

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

Cash used in investing activities for the three and six months ended June 30, 2009, was $15 million and $25 million, respectively, as compared with $14 million and $24 million during the same periods of 2008. The largest use of cash in investing activities is cash paid for capital expenditures. The Company does have a need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. The Company routinely invests in technology, office furniture and equipment and leasehold improvements. In the second quarter of 2009, the Company made capital expenditures of $15 million (including prepayment on a long-term land lease) as compared with $14 million for the same period in 2008. Capital expenditures in the second quarter of 2009 and 2008 related primarily to investments in real estate, technology, office furniture and equipment building improvements and leasehold improvements. Total capital expenditures in 2009 are estimated to be $60 million. This includes normal capital expenditures as noted above, plus additional real estate acquisitions and development although to a lesser extent than in the past few years.

Cash used in financing activities during the three and six months ended June 30, 2009, was $53 million and $63 million, respectively, as compared with $63 million and $74 million for each of the same periods in 2008. The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market. The Company follows a policy of repurchasing stock to limit growth in issued and outstanding shares as a result of stock option exercises. The decrease in cash used in financing activities during both the three and six-month periods ended June 30, 2009, as compared with the same periods in 2008, is primarily the result of this policy and a lower number of stock option exercises in the second quarter of 2009 when compared to the same period in 2008. During the three months ended June 30, 2009 and 2008, the net use of cash in financing activities included the payment of dividends of $.19 per share and $.16 per share, respectively.

At June 30, 2009, working capital was $961 million, including cash and short-term investments of $917 million. The Company had no long-term debt at June 30, 2009.

The Company cannot forecast the impact that the current disruptions in the world financial markets may continue to have on the underlying global economy. Management believes that the Company has effective credit control procedures, and historically has experienced relatively insignificant collection problems. The Company cannot predict what fallout any of these disruptions may continue to have on freight volumes due to changes in consumer demand or on customers’ abilities to pay.

The Company maintains international unsecured bank lines of credit. At June 30, 2009, the international bank lines of credit totaled $24 million. In addition, the Company maintains a bank facility with its U.K. bank for $12 million which is available for issuances of standby letters of credit. At June 30, 2009 the Company had no amounts outstanding on these lines of credit and was contingently liable for $79 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At June 30, 2009, cash and cash equivalent balances of $501 million were held by the Company’s non-United States subsidiaries, of which $64 million was held in banks in the United States.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks in the ordinary course of its business. These risks are primarily related to foreign exchange risk and changes in short-term interest rates. The potential impact of the Company’s exposure to these risks is presented below.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the six months ended June 30, 2009, would have had the effect of raising operating income approximately $14 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $11 million. This analysis does not take in to account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

As of June 30, 2009, the Company had less than $1 million of net unsettled intercompany transactions. The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the three and six months ended June 30, 2009, was insignificant. During the three and six months ended June 30, 2009, the Company incurred a foreign exchange loss of approximately $1,432 and a foreign exchange gain of approximately $1,348, respectively, on a net basis. For the same periods of 2008, respectively, the Company incurred foreign exchange losses of approximately $474 and $1,018, respectively, on a net basis. The Company had no foreign currency derivatives outstanding at June 30, 2009 and December 31, 2008. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At June 30, 2009, the Company had cash and cash equivalents and short-term investments of $917 million, of which $550 million was invested at various short-term market interest rates. The Company had no short-term borrowings at June 30, 2009. A hypothetical change in the interest rate of 10% would not have a significant impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure in the second quarter of 2009.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 3, 2008, the Company was named as a defendant, with seven other European and North American-based global logistics providers, in a Federal antitrust class action lawsuit filed in the United States District Court of the Eastern District of New York, Precision Associates, Inc. et al v. Panalpina World Transport, No. 08-CV0042. The plaintiffs’ complaint, which purports to be brought on behalf of a class of customers (and has not yet been certified), asserts claims that the defendants engaged in price fixing regarding the provision of freight forwarding services in violation of the Sherman Act. The complaint seeks unspecified damages and injunctive relief. The Company believes that these allegations are without merit and intends to vigorously defend itself. On July 21, 2009, the plaintiffs filed an amended complaint adding a number of new defendants and various claims which they assert to violate the Sherman Act. The Company believes that these allegations are also without merit and intends to vigorously defend itself.

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

As of June 30, 2009, the Company had incurred approximately $14 million of cumulative legal and associated costs on the above matters. At this time the Company is unable to estimate the range of loss or damages, if any, that might result as an outcome of any of these proceedings.

The Company is involved in other claims and lawsuits which arise in the ordinary course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s operations or financial position.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the report on Form 10-K filed on February 27, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2009	5,069	$32.35	5,069	33,887,585
May 1-31, 2009	590,976	33.46	590,976	33,365,861
June 1-30, 2009	114,200	33.46	114,200	33,357,890

Total	710,245	$33.45	710,245	33,357,890

In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. This plan was amended in February 2001 to increase the authorization to repurchase up to 20 million shares of the Company’s common stock. On February 9, 2009, the Plan was further amended to increase the authorization to repurchase up to 40 million shares. This authorization has no expiration date. This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995. In the second quarter of 2009, 259,907 shares of common stock at an average price of $33.69 per share were repurchased under the Non-Discretionary Stock Repurchase Plan.

In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200 million shares of common stock. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. This plan was announced on November 13, 2001. In the second quarter of 2009, 450,338 shares of common stock at an average price of $33.32 per share were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises.

Item 4. Submission of Matters to a Vote of Security Holders

(a)    The annual meeting of the Shareholders was held on May 6, 2009.

(b)    The following directors were elected to the Board of Directors to serve a term of one year and until their successors are elected and qualified:

	For	Against	Abstain
M.A. Emmert	180,812,502	2,432,817	117,659
R.J. Gates	174,002,127	9,238,928	121,923
D.P. Kourkoumelis	178,584,346	4,645,102	133,530
M.J. Malone	179,976,043	3,264,701	122,234
J.W. Meisenbach	178,571,565	4,657,883	133,530
P.J. Rose	173,818,236	9,414,502	130,240
J.L.K. Wang	173,121,247	10,124,368	117,363
R.R. Wright	180,914,488	2,330,868	117,622

		For	Against	Abstain	Non-Votes
(c)	Adoption of the 2009 Stock Option Plan	150,958,890	10,872,562	678,057	20,853,469

		For	Against	Abstain	Non-Votes
(d)	Ratification of KPMG LLP as the Company’s Independent Registered Public Accounting Firm	182,876,373	416,466	70,139	—

Item 5. Other Information

(a)	Not applicable.

(b)	Not applicable.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

August 7, 2009	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer

August 7, 2009	/s/ BRADLEY S. POWELL
Bradley S. Powell, Chief Financial Officer

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Form 10-Q Index and Exhibits

June 30, 2009

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document