Form 10-Q
period 2009-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2009-11-09
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

At November 3, 2009, the number of shares outstanding of the issuer’s Common Stock was 212,049,756.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2009	December 31, 2008
Assets

Current Assets:
Cash and cash equivalents	$947,269	$741,028
Short-term investments	629	658
Accounts receivable, less allowance for doubtful accounts of $14,208 at September 30, 2009 and $14,414 at December 31, 2008	684,248	788,176
Deferred Federal and state income taxes	7,806	7,986
Other	36,568	35,511

Total current assets	1,676,520	1,573,359
Property and equipment, less accumulated depreciation and amortization of $259,059 at September 30, 2009 and $228,025 at December 31, 2008	496,203	493,129
Goodwill, net	7,927	7,927
Other intangibles, net	5,380	6,503
Other assets, net	30,857	19,921

	$2,216,887	$2,100,839

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	486,663	491,823
Accrued expenses, primarily salaries and related costs	150,880	150,487
Federal, state and foreign income taxes	17,593	28,039

Total current liabilities	655,136	670,349
Deferred Federal and state income taxes	41,796	46,574

Shareholders’ Equity:
Preferred stock, none issued
Common stock, par value $.01 per share
Issued and outstanding 211,984,747 shares at September 30, 2009, and 211,973,377 shares at December 31, 2008	2,120	2,120
Additional paid-in capital	6,751	7,150
Retained earnings	1,503,162	1,372,356
Accumulated other comprehensive income (loss)	13	(15,208)

Total shareholders’ equity	1,512,046	1,366,418

Noncontrolling interest	7,909	17,498

Total equity	1,519,955	1,383,916

Commitments and contingencies
	$2,216,887	$2,100,839

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Airfreight services	$457,405	$703,152	$1,203,220	$1,961,797
Ocean freight and ocean services	331,454	567,155	949,380	1,530,420
Customs brokerage and other services	248,468	294,606	692,772	834,272

Total revenues	1,037,327	1,564,913	2,845,372	4,326,489

Operating Expenses:
Airfreight consolidation	340,746	553,672	848,131	1,532,454
Ocean freight consolidation	247,733	454,622	704,850	1,234,829
Customs brokerage and other services	102,336	127,492	279,317	358,426
Salaries and related costs	194,743	224,809	571,517	646,159
Rent and occupancy costs	18,183	19,729	54,861	58,538
Depreciation and amortization	9,923	10,222	30,125	30,050
Selling and promotion	6,541	8,881	18,310	28,129
Other	20,876	30,090	63,614	83,973

Total operating expenses	941,081	1,429,517	2,570,725	3,972,558

Operating income	96,246	135,396	274,647	353,931

Other Income (Expense):
Interest income	2,214	5,005	8,253	14,884
Interest expense	(325)	(23)	(404)	(169)
Other, net	1,192	2,225	7,826	3,337

Other income, net	3,081	7,207	15,675	18,052

Earnings before income taxes	99,327	142,603	290,322	371,983
Income tax expense	41,763	56,457	119,575	147,710

Net earnings	57,564	86,146	170,747	224,273

Net earnings attributable to noncontrolling interest	188	(581)	335	(987)

Net earnings attributable to shareholders	$57,752	$85,565	$171,082	$223,286

Diluted earnings attributable to shareholders per share	$.27	$.39	$.79	$1.02

Basic earnings attributable to shareholders per share	$.27	$.40	$.81	$1.05

Dividends declared and paid per common share	$—	$—	$.19	$.16

Weighted average diluted shares outstanding	216,684,079	218,729,790	216,582,370	219,903,341

Weighted average basic shares outstanding	212,241,480	212,747,871	212,153,404	213,027,420

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operating Activities:
Net earnings	$57,564	$86,146	$170,747	$224,273
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	(778)	1,503	791	930
Deferred income tax (benefit) expense	(6,701)	1,117	(12,945)	17,590
Excess tax benefits from stock plans	(246)	(485)	(5,381)	(9,880)
Stock compensation expense	10,794	11,513	29,065	34,116
Depreciation and amortization	9,923	10,222	30,125	30,050
Loss (gain) on sale of assets	8	(46)	(2)	(651)
Other	365	396	1,092	1,328
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(94,025)	(51,422)	120,318	(83,446)
Increase in other current assets	(803)	(2,544)	(2,126)	(1,867)
Increase (decrease) in accounts payable and accrued expenses	71,711	13,796	(28,788)	95,898
(Decrease) increase in income tax payables, net	(5,350)	21,482	(3,066)	(1,955)

Net cash provided by operating activities	42,462	91,678	299,830	306,386

Investing Activities:
Decrease (increase) in short-term investments	17	(6)	48	210
Purchase of property and equipment	(9,514)	(24,631)	(25,336)	(49,157)
Proceeds from sale of property and equipment	48	106	125	287
Prepayment on long-term land lease	(1,898)	—	(9,242)	—
Other	438	635	(1,153)	690

Net cash used in investing activities	(10,909)	(23,896)	(35,558)	(47,970)

Financing Activities:
Proceeds from issuance of common stock	25,107	26,737	42,511	46,888
Repurchases of common stock	(34,103)	(75,332)	(77,075)	(144,920)
Excess tax benefits from stock plans	246	485	5,381	9,880
Dividends paid	—	2	(40,276)	(34,161)
Distributions to noncontrolling interest	(1,009)	(772)	(1,009)	(879)
Purchase of noncontrolling interest	—	—	(2,122)	—

Net cash used in financing activities	(9,759)	(48,880)	(72,590)	(123,192)

Effect of exchange rate changes on cash	9,493	(26,041)	14,559	(13,474)

Increase (decrease) in cash and cash equivalents	31,287	(7,139)	206,241	121,750
Cash and cash equivalents at beginning of period	915,982	703,488	741,028	574,599

Cash and cash equivalents at end of period	$947,269	$696,349	$947,269	$696,349

Interest and Taxes Paid:
Interest	$317	$20	$397	$166
Income taxes	46,607	32,114	121,717	123,999

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

Certain 2008 amounts have been reclassified to conform with the 2009 presentation. Subsequent events have been evaluated through November 9, 2009, the date the financial statements were issued.

B. Accounts Receivable

The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded accounts receivable allowances in the amounts of $14,208 as of September 30, 2009 and $14,414 as of December 31, 2008. Additions and write-offs have not been significant.

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

E. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160) and incorporated in Topic 810 – “Consolidation” of the FASB Accounting Standards Codification (Codification). SFAS 160 changes the accounting and reporting for minority interest, which is recharacterized as noncontrolling interest and classified as a component of equity. SFAS 160 modifies the accounting for changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 160 beginning in the first quarter of 2009. Accordingly, minority interest of $17,498 as of December 31, 2008 has been reclassified to the noncontrolling interest section of equity. Also, the presentation of the consolidated balance sheets, statement of earnings, cash flows and comprehensive income have been modified to meet the reporting requirements of SFAS 160. The adoption of this statement had no impact on net earnings attributable to shareholders.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R), supplemented by FASB Financial Staff Position 141R-1 and incorporated in Codification Topic 805 – “Business Combinations”. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 141R beginning in the first quarter of 2009. The adoption had no material impact on the Company’s consolidated financial condition or results of operations. The impact will depend upon the acquisitions, if any, the Company consummates after the effective date.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165), incorporated in Codification Topic 855 – “Subsequent Events”. SFAS 165 establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. This standard is effective for reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 beginning in the second quarter of 2009. The adoption had no impact on the Company’s consolidated financial condition or results of operations.

In June 2009, the FASB issued Accounting Standards Update (ASU) 2009–No. 1 to Codification Topic 105 – “Generally Accepted Accounting Principles,” based on SFAS No. 168, “FASB Accounting Guidance Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of SFAS No. 162”. This statement establishes that the Codification becomes the single official source of authoritative U.S. GAAP superseding all non-SEC accounting and reporting standards and literature. Only one level of authoritative U.S. GAAP will exist and all other literature will be considered non-authoritative. The Codification became effective for interim and annual periods ending on or after September 15, 2009. The Company applied the Codification beginning in the third quarter of 2009. Given that the Codification does not change U.S. GAAP this statement had no impact on the Company’s consolidated financial condition or results of operations.

In October 2009, the FASB issued ASU 2009–No. 13 “Multiple-Deliverable Revenue Arrangements”, which amends Codification Topic 605 –“Revenue Recognition”. This provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. ASU 2009–No. 13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is required to and plans to adopt the provisions of this update beginning in the first quarter of 2011. The Company is currently assessing the impact of the adoption of ASU 2009–No. 13.

Note 2. Income Taxes

Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of September 30, 2009 and December 31, 2008.

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

The Company recognizes interest expense related to unrecognized tax benefits or underpayment of income taxes in interest expense and recognizes penalties in operating expenses. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the three and nine months ended September 30, 2009 and 2008.

Note 3. Equity

A. Stock Option Plans, Director Restricted Stock Plan and Stock Purchase Plan

The Company provides compensation benefits by granting stock options and employee stock purchase rights to its employees and restricted shares to its directors. In May 2009, the shareholders approved the Company’s 2009 Stock Option Plan (“2009 Plan”), which made available a total of 3,000,000 shares of the Company’s common stock for purchase upon exercise of options granted under the 2009 Plan. The Company’s annual grant of option awards and restricted shares generally takes place during the second quarter of each fiscal year. For the nine-month periods ended September 30, 2009 and 2008, 2,449,200 and 2,080,315 options were granted, respectively. Also, for the nine months ended September 30, 2009 and 2008, 29,230 and 25,488 shares were granted to non-employee directors under the 2008 Directors’ Restricted Stock Plan, respectively. For the three and nine-month periods ended September 30, 2009 and 2008, 714,799 and 732,720 shares were issued upon exercise of employee stock purchase rights, respectively.

The Company recognizes compensation expense based on the estimated fair value of options awarded under its stock option and employee stock purchase rights plans. The stock compensation expense, adjusted for expected forfeitures, is recognized on a straight-line basis over the vesting period. The forfeiture assumption used to calculate compensation expense is primarily based on historical pre-vesting employee forfeiture patterns. The fair value of each option grant was estimated on the date of grant using the Black – Scholes option pricing model with the following assumptions used for grants issued during the nine months ended September 30, 2009 and 2008.

	Nine months ended September 30,
	2009	2008
Dividend yield	1.22 — 1.25%	.72 — .73%
Volatility — stock option plans	38 — 39%	34 — 37%
Volatility — stock purchase rights plans	59%	45%
Risk-free interest rates	0.48 — 3.37%	2.28 — 3.46%
Expected life (years) — stock option plans	6.09 — 7.86	6.50 — 7.99
Expected life (years) — stock purchase rights plans	1	1
Weighted average fair value of stock options granted during the period	$13.84	$17.85
Weighted average fair value of stock purchase rights granted during the period	$12.78	$11.12

The compensation expense for restricted stock awards is based on the fair market value of the Company’s shares of common stock on the date of grant. On June 1, 2009 and June 1, 2008, restricted shares were granted with a fair value per share of $34.21 and $47.08, respectively.

Total stock compensation expense and the total related tax benefit recognized in the three and nine-months ended September 30, 2009 and 2008 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Stock compensation expense	$10,794	$11,513	$29,065	$34,116
Recognized tax benefit	$58	$234	$206	$824

B. Basic and Diluted Earnings per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders per share for the three months and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings Attributable to Shareholders	Weighted Average Shares	Earnings Per Share
2009
Basic earnings attributable to shareholders	$57,752	212,241,480	$.27
Effect of dilutive potential common shares	—	4,442,599	—

Diluted earnings attributable to shareholders	$57,752	216,684,079	$.27

2008
Basic earnings attributable to shareholders	$85,565	212,747,871	$.40
Effect of dilutive potential common shares	—	5,981,919	—

Diluted earnings attributable to shareholders	$85,565	218,729,790	$.39

	Nine months ended September 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings Attributable to Shareholders	Weighted Average Shares	Earnings Per Share
2009
Basic earnings attributable to shareholders	$171,082	212,153,404	$.81
Effect of dilutive potential common shares	—	4,428,966	—

Diluted earnings attributable to shareholders	$171,082	216,582,370	$.79

2008
Basic earnings attributable to shareholders	$223,286	213,027,420	$1.05
Effect of dilutive potential common shares	—	6,875,921	—

Diluted earnings attributable to shareholders	$223,286	219,903,341	$1.02

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Shares	8,789,330	6,646,208	8,789,830	6,646,208

C. Components of Equity and Comprehensive Income

The components of equity for the nine months ended September 30, 2009 and 2008 are as follows:

	Shareholders’ Equity	Noncontrolling Interest	Equity
Balance at December 31, 2008	$1,366,418	17,498	1,383,916
Exercise of stock options	21,999	—	21,999
Issuance of shares under stock purchase plan	20,512	—	20,512
Shares repurchased under provisions of stock repurchase plans	(77,075)	—	(77,075)
Stock compensation expense	29,065	—	29,065
Tax benefits from stock plans	5,381	—	5,381
Purchase of noncontrolling interest	(281)	(187)	(468)
Comprehensive income
Net earnings	171,082	(335)	170,747
Foreign currency translation adjustments, net of tax of $8,348	15,221	—	15,221

Total comprehensive income	186,303	(335)	185,968

Dividends paid ($.19 per share)	(40,276)	—	(40,276)
Distributions or declaration of dividends to noncontrolling interest(1)	—	(9,067)	(9,067)

Balance at September 30, 2009	$1,512,046	7,909	1,519,955

	Shareholders’ Equity	Noncontrolling Interest	Equity
Balance at December 31, 2007	$1,226,571	16,748	1,243,319
Exercise of stock options	23,927	—	23,927
Issuance of shares under stock purchase plan	22,961	—	22,961
Shares repurchased under provisions of stock repurchase plans	(144,920)	—	(144,920)
Stock compensation expense	34,116	—	34,116
Tax benefits from stock plans	9,880	—	9,880
Comprehensive Income
Net earnings	223,286	987	224,273
Foreign currency translation adjustments, net of tax of $11,625	(21,776)	13	(21,763)

Total comprehensive income	201,510	1,000	202,510

Dividends paid ($.16 per share)	(34,161)	—	(34,161)
Distributions or declaration of dividends to noncontrolling interest	—	(879)	(879)

Balance at September 30, 2008	$1,339,884	16,869	1,356,753

(1) Amount of earnings owed to the noncontrolling interest at the time their ownership interest was purchased. These earnings, reclassified from noncontrolling interest to accounts payable, will be distributed in periods subsequent to the effective date of the purchase, including $1,655 paid during the nine months ended September 30, 2009.

The components of total comprehensive income for interim periods are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008
Net earnings	$57,564	$86,146	$170,747	$224,273
Foreign currency translation adjustments net of tax of $(3,664) and $16,935 for the three months ended September 30, 2009 and 2008, and $(8,348) and $11,625 for the nine months ended September 30, 2009 and 2008, respectively.	6,674	(32,168)	15,221	(21,763)

Comprehensive income	64,238	53,978	185,968	202,510
Less comprehensive income attributable to noncontrolling interest	(196)	51	(335)	1,000

Comprehensive income attributable to shareholders	64,434	53,927	186,303	201,510

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

	September 30, 2009		December 31, 2008
	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents:
Cash and overnight deposits	$378,323	$378,323	$344,853	$344,853
Corporate commercial paper	518,819	518,921	317,230	317,796
Time deposits	50,127	50,127	78,945	78,945

Total cash and cash equivalents	947,269	947,371	741,028	741,594

Short-term investments:
Time deposits	629	629	658	658

Total	$947,898	$948,000	$741,686	$742,252

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

On January 3, 2008, the Company was named as a defendant, with seven other European and North American-based global logistics providers, in a Federal antitrust class action lawsuit filed in the United States District Court of the Eastern District of New York, Precision Associates, Inc. et al v. Panalpina World Transport, No. 08-CV0042. On July 21, 2009, the plaintiffs filed an amended complaint adding a number of new defendants and various claims which they assert to violate the Sherman Act. The plaintiffs’ amended complaint, which purports to be brought on behalf of a class of customers (and has not yet been certified), asserts claims that the defendants engaged in price fixing regarding eight discrete surcharges in violation of the Sherman Act. The allegations concerning the Company relate to two of these surcharges. The amended complaint seeks unspecified damages and injunctive relief. The Company believes that these allegations are without merit and intends to vigorously defend itself. On August 13, 2009, the Company filed a motion to dismiss the amended complaint for failure to state a claim, which is currently pending before the Court.

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

The Company had incurred approximately $14 million of cumulative legal and associated costs on the above matters through September 30, 2009. At this time the Company is unable to estimate the range of loss or damages, if any, that might result as an outcome of any of these proceedings. These government investigations and the related litigation matters are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include substantial monetary damages and, in matters in which injunctive relief or other conduct remedies are sought, an injunction or other order relating to business conduct. Were unfavorable final outcomes to occur, the Company’s business, results of operations, financial position, and overall trends could be materially harmed.

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

Financial information regarding the Company’s operations by geographic area for the three and nine months ended September 30, 2009 and 2008 are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	ASIA	EUROPE and AFRICA	MIDDLE EAST and INDIA	AUSTRAL- ASIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended September 30, 2009:
Revenues from unaffiliated customers	$246,066	32,214	16,552	516,897	147,354	60,269	17,975	—	1,037,327
Transfers between geographic areas	18,293	1,716	3,461	4,227	6,487	3,738	2,595	(40,517)	—

Total revenues	$264,359	33,930	20,013	521,124	153,841	64,007	20,570	(40,517)	1,037,327

Net revenues	$139,232	16,667	10,960	89,490	57,857	20,771	11,535	—	346,512
Operating income	$37,502	4,090	2,611	33,303	9,650	5,424	3,666	—	96,246
Identifiable assets at quarter end	$1,135,327	73,500	37,216	435,584	376,050	121,079	35,518	2,613	2,216,887
Capital expenditures	$7,656	186	171	248	506	588	159	—	9,514
Depreciation and amortization	$5,048	358	245	1,868	1,593	646	165	—	9,923
Equity	$1,656,409	44,455	14,982	308,304	137,278	70,531	22,487	(734,491)	1,519,955

Three months ended September 30, 2008:
Revenues from unaffiliated customers	$338,662	43,225	21,274	852,255	215,018	72,904	21,575	—	1,564,913
Transfers between geographic areas	30,807	2,883	4,327	5,624	11,966	4,757	2,307	(62,671)	—

Total revenues	$369,469	46,108	25,601	857,879	226,984	77,661	23,882	(62,671)	1,564,913

Net revenues	$166,045	19,199	14,069	119,309	74,089	23,270	13,146	—	429,127
Operating income	$40,847	4,586	3,700	58,111	16,804	6,867	4,481	—	135,396
Identifiable assets at quarter end	$980,475	79,031	55,979	527,520	467,859	116,698	38,139	4,636	2,270,337
Capital expenditures	$9,219	658	171	9,861	3,748	925	49	—	24,631
Depreciation and amortization	$5,418	371	316	1,686	1,611	600	220	—	10,222
Equity	$1,488,514	40,254	26,464	397,491	175,093	57,088	25,735	(853,886)	1,356,753

Nine months ended September 30, 2009:
Revenues from unaffiliated customers	$704,962	91,482	47,486	1,373,093	415,479	167,848	45,022	—	2,845,372
Transfers between geographic areas	54,847	5,340	9,972	11,863	19,086	11,005	7,448	(119,561)	—

Total revenues	$759,809	96,822	57,458	1,384,956	434,565	178,853	52,470	(119,561)	2,845,372

Net revenues	$399,614	47,718	32,645	275,680	165,623	61,229	30,565	—	1,013,074
Operating income	$95,483	11,512	8,691	107,424	26,417	15,362	9,758	—	274,647
Identifiable assets at quarter end	$1,135,327	73,500	37,216	435,584	376,050	121,079	35,518	2,613	2,216,887
Capital expenditures	$19,268	477	582	1,259	1,847	1,486	417	—	25,336
Depreciation and amortization	$15,828	1,031	729	5,714	4,490	1,860	473	—	30,125
Equity	$1,656,409	44,455	14,982	308,304	137,278	70,531	22,487	(734,491)	1,519,955

Nine months ended September 30, 2008:
Revenues from unaffiliated customers	$961,377	119,691	63,269	2,300,191	609,879	207,261	64,821	—	4,326,489
Transfers between geographic areas	81,953	7,579	11,060	16,364	33,725	13,293	6,599	(170,573)	—

Total revenues	$1,043,330	127,270	74,329	2,316,555	643,604	220,554	71,420	(170,573)	4,326,489

Net revenues	$470,573	53,882	39,246	322,738	212,148	64,223	37,970	—	1,200,780
Operating income	$102,254	11,779	10,499	152,878	46,600	17,580	12,341	—	353,931
Identifiable assets at quarter end	$980,475	79,031	55,979	527,520	467,859	116,698	38,139	4,636	2,270,337
Capital expenditures	$20,022	1,848	940	16,371	7,042	2,532	402	—	49,157
Depreciation and amortization	$16,223	1,011	918	4,439	5,060	1,683	716	—	30,050
Equity	$1,488,514	40,254	26,464	397,491	175,093	57,088	25,735	(853,886)	1,356,753

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

We maintain an “Investor Relations” page on our website, www.investor.expeditors.com, which has important information for investors and the market regarding our Company. Our Investor Relations page includes information regarding a Rule 10b5-1 executive trading plan under the heading “Stock Transactions”, and will be updated regularly for any additional Rule 10b5-1 trading plans that are entered into by directors or executive officers of the Company or by the Company itself.

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

International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, and United States and foreign laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to current tariffs and trade restrictions. The Company cannot predict which, if any, of these proposals may be adopted, nor can the Company predict the effects the adoption of any such proposal will have on the Company’s business. Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies concerning international trade, the Company’s business may also be affected by political developments and changes in government personnel or policies, as well as economic turbulence or security concerns in the nations in which it does business. The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. Consistent with current economic conditions, the Company’s pricing continues to be pressured by customers and service providers.

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

The Company’s ability to provide services to its customers is highly dependent on good working relationships with a variety of entities including airlines, ocean steamship lines, and governmental agencies. The significance of maintaining acceptable working relationships with governmental agencies and asset-based providers involved in global trade has gained increased importance as a result of ongoing concern over terrorism. As each carrier labors to comply with governmental regulations implementing security policies and procedures, inherent conflicts emerge which can and do affect global trade to some degree. A good reputation helps to develop practical working understandings that will effectively meet security requirements while minimizing potential international trade obstacles. The Company considers its current working relationships with these entities to be satisfactory. However, changes in the financial stability, operating capabilities and capacity of asset-based carriers, space allotments made available to the Company by asset-based carriers, governmental regulation or deregulation efforts, “modernization” of the regulations governing customs brokerage, and/or changes in governmental quota restrictions could affect the Company’s business in unpredictable ways.

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

Primarily as a result of the global economic downturn, the Company’s air and ocean freight volumes were lower for the nine months ended September 30, 2009 as compared to the same period in 2008. This decline in volumes started in the second half of 2008. At this point in time, the Company cannot predict the ongoing impact of the current global economic downturn or whether various governmental stimulus plans will be effective. Both the total revenues and net revenues for the nine-month period ended September 30, 2009 were lower than the comparable amounts for the same period in 2008. These results are unprecedented in the Company’s history.

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

As further discussed under liquidity and capital resources, total capital expenditures in 2009 are expected to approximate $45 million.

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

Determining the appropriate option pricing model to use to estimate stock compensation expense requires judgment. Any option pricing model requires assumptions that are subjective and these assumptions also require judgment. Examples include assumptions about long-term stock price volatility, employee exercise patterns, pre-vesting option forfeitures, post-vesting option terminations, and the future interest rates and dividend yields. The Company uses the Black-Scholes model for estimating the fair value of stock options. Refer to Note 3 in the condensed consolidated financial statements for the assumptions used for grants issued during the nine months ended September 30, 2009 and 2008.

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

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three and nine-month periods ended September 30, 2009 and 2008, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)
Net Revenues:
Airfreight services	$116,659	34%	$149,480	35%	$355,089	35%	$429,343	36%
Ocean freight and ocean services	83,721	24	112,533	26	244,530	24	295,591	24
Customs brokerage and other services	146,132	42	167,114	39	413,455	41	475,846	40

Net revenues	346,512	100	429,127	100	1,013,074	100	1,200,780	100

Overhead Expenses:
Salaries and related costs	194,743	56	224,809	52	571,517	56	646,159	54
Other	55,523	16	68,922	16	166,910	17	200,690	17

Total overhead expenses	250,266	72	293,731	68	738,427	73	846,849	71

Operating income	96,246	28	135,396	32	274,647	27	353,931	29
Other income, net	3,081	1	7,207	1	15,675	2	18,052	2

Earnings before income taxes	99,327	29	142,603	33	290,322	29	371,983	31
Income tax expense	41,763	12	56,457	13	119,575	12	147,710	12

Net earnings	57,564	17	86,146	20	170,747	17	224,273	19
Net earnings attributable to noncontrolling interest	188	—	(581)	—	335	—	(987)	—

Net earnings attributable to shareholders	$57,752	17%	$85,565	20%	$171,082	17%	$223,286	19%

Airfreight services net revenues decreased 22% for the three-month period ended September 30, 2009, as compared with the same period for 2008. North America, Asia and Europe airfreight services net revenues decreased 17%, 28% and 23%, respectively, for the third quarter of 2009 as compared with the same period in 2008. The decrease in global airfreight services net revenues was primarily due to a 14% decrease in net revenue per kilo and a 9% decline in airfreight tonnage.

Airfreight services net revenues decreased 17% for the nine-month period ended September 30, 2009, as compared with the same period for 2008. North America, Asia and Europe airfreight services net revenues decreased 19%, 14% and 25%, respectively, for the nine-month period ended September 30, 2009 as compared with the same period in 2008. The decrease in global airfreight services net revenues was primarily due to a 21% decline in airfreight tonnage, which was partially offset by an overall 11% increase in net revenue per kilo.

These decreases in airfreight tonnage are primarily due to the global economic downturn which began in the second half of 2008. Net revenue per kilo increased during the nine months of 2009 as compared to the same period in 2008, as a result of favorable buying opportunities that developed in a number of short-term spot markets during the first six months of 2009. This increase was partially offset during September 2009, as air carriers removed significant capacity from the markets while rapidly and aggressively increasing airfreight pricing, particularly in Asia. The Company absorbed these price increases during the short-term, pending negotiation with and acceptance by the Company’s customers. This factor was primarily responsible for the decline in net revenue per kilo in the third quarter of 2009.

Ocean freight and ocean services net revenues decreased 26% for the three-month period ended September 30, 2009, as compared with the same period for 2008. North America, Asia and Europe ocean freight net revenues decreased approximately 27%, 26% and 29%, respectively, for the third quarter of 2009 as compared with the same period in 2008.

Ocean freight and ocean services net revenues decreased 17% for the nine-month period ended September 30, 2009, as compared with the same period for 2008. North America, Asia and Europe ocean freight net revenues decreased approximately 17%, 18% and 20%, respectively, for the nine-month period ended September 30, 2009 as compared with the same period in 2008.

Ocean freight net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The majority of the Company’s ocean freight net revenue is derived from ocean freight consolidation which represented 53% and 58% of ocean freight net revenue for the nine-month periods ended September 30, 2009 and 2008, respectively.

Ocean freight consolidation net revenue decreased 37% for the three-month period ended September 30, 2009 as compared with the same period in 2008, primarily due to a 19% decrease in volume as measured in terms of forty-foot container equivalent units (FEUs), and a 23% decrease in net revenue per container. Direct ocean freight forwarding, which is primarily fee-based, decreased 13% for the three-month period ended September 30, 2009 as compared with the same period in 2008, due to a decrease in volume. Order management, which is also primarily fee-based, decreased 7% for the three-month period ended September 30, 2009, as compared to the same period in 2008.

Ocean freight consolidation net revenue decreased 25% for the nine-month period ended September 30, 2009, as compared with the same period in 2008, primarily due to a 21% decrease in volume and a 6% decrease in net revenue per container. Direct ocean freight forwarding, which is primarily fee-based, decreased 9% for the nine-month period ended September 30, 2009, as compared with the same period in 2008, due to a decrease in volume. Order management remained relatively constant for the nine-month period ended September 30, 2009, as compared with the same period in 2008.

These decreases in ocean volumes are primarily due to the global economic downturn. Net revenue per container decreased during the nine months ended September 30, 2009, as compared to the same period in 2008, as steamship lines removed significant capacity from the market and implemented price increases, particularly on the Pacific North America lanes. The combination of these moves eliminated the favorable buying opportunities that existed in the first six months of 2009. Consistent with the Company’s experience in airfreight, these price increases were absorbed during the third quarter of 2009, pending negotiation with and acceptance by the Company’s customers.

Customs brokerage and other services net revenues decreased 13% for both the three and the nine-month periods ended September 30, 2009, as compared with the same periods for 2008, primarily as a result of declines in air and ocean freight volumes. Customers continue to seek out customs brokers with more sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.

Salaries and related costs decreased 13% and 12% for the three and nine-month periods ended September 30, 2009, as compared with the same periods in 2008, primarily as a result of (i) smaller bonuses due to lower operating income, (ii) an overall decrease in base salaries directly related to a lower headcount and (iii) lower stock compensation expense.

The effects of including stock-based compensation expense in salaries and related costs for the three and nine months ended September 30, 2009 and 2008 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Salaries and related costs	$194,743	$224,809	$571,517	$646,159
As a % of net revenue	56.2%	52.4%	56.4%	53.8%
Stock compensation expense	$10,794	$11,513	$29,065	$34,116
As a % of salaries and related costs	5.5%	5.1%	5.1%	5.3%
As a % of net revenue	3.1%	2.7%	2.9%	2.8%

Excluding stock compensation expense, salaries and related costs as a percentage of net revenue increased 338 and 257 basis points, respectively, for the three and nine-month periods ended September 30, 2009, as compared with the same periods for 2008. This increase is largely due to the fixed nature of base salaries and management’s commitment to maintaining its people during this economic downturn. Stock compensation expense declined 6% for the three-month period ended September 30, 2009, as compared with the same period for 2008. Stock compensation expense declined 15% for the nine-month period ended September 30, 2009, as compared with the same period for 2008, primarily a result of a $4 million “true up” credit recognized in the first quarter of 2009 for the difference between the higher actual pre-vesting forfeiture experience and the pre-vesting forfeiture assumptions used to calculate stock option expense. The net impact on salaries and related costs was $3 million after consideration of the effect on bonuses. This credit relates primarily to stock option grants made in 2006, the majority of which began vesting in May 2009.

Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation will occur in proportion to changes in Company profits, creating a direct alignment between corporate performance and shareholder interests. Management believes that long term growth in revenues, net revenues and net earnings are a result of the incentives inherent in the Company’s compensation program.

Other overhead expenses decreased 19% and 17%, respectively, for the three and nine-month periods ended September 30, 2009, as compared with the same periods in 2008, primarily as a result of continued cost reduction measures, including cutbacks on travel and entertainment expenses. Legal and related expenses decreased approximately $3 million and $9 million for the three and nine-month periods, respectively, as compared to the same periods in 2008, primarily attributable to lower activity related to governmental regulatory agencies’ ongoing investigations of air cargo freight forwarders and related legal proceedings as described further in Part II – Item 1 of this report on Form 10-Q entitled “Legal Proceedings”. Further, the Company periodically conducts reviews of the operations and procedures of its offices worldwide relating to compliance with applicable laws and regulations. The Company will continue to incur legal costs, which could be substantial and include judgements, fines and/or penalties, until these proceedings are concluded. If the governmental regulatory agencies conclude that the Company has engaged in anti-competitive behavior or in the event of an adverse judgement in the class action lawsuit, such judgements, fines and/or penalties could have a material impact on the Company’s financial condition, results of operations and operating cash flows. Other overhead expenses as a percentage of net revenues remained constant for the three and nine-month periods ended September 30, 2009, as compared with the same period in 2008.

Other income, net, decreased 57% and 13%, respectively, for the three and nine-month periods ended September 30, 2009, as compared with the same periods in 2008. Due to lower average interest rates during the three and nine months ended September 30, 2009, as compared with the same periods for 2008, interest income decreased $3 and $7 million, respectively.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate during the three-month period ended September 30, 2009, was 42.1% as compared to 39.6% for the same period in 2008. The Company’s consolidated effective income tax rate during the nine-month period ended September 30, 2009 was 41.2% as compared to 39.7% for the same period in 2008. Although a tax benefit related to stock-based compensation expense is recorded for non-qualified stock options at the time the related compensation expense is recognized, the tax benefit received for disqualifying dispositions of incentive stock options cannot be anticipated. The higher consolidated effective income tax rate during the three and nine-month periods ended September 30, 2009, as compared to the same periods in 2008, is primarily the result of a lower tax benefit received for disqualifying dispositions of incentive stock options occurring during the three and nine months ended September 30, 2009, as compared to the same periods in 2008.

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

Developing these systems and a worldwide network has added a considerable indirect cost to the services provided to customers. Smaller and middle-tier competitors, in general, do not have the resources available to develop customized systems and a worldwide network. As a result, there is a trend of consolidation currently taking place in the industry. Management expects that this trend toward consolidation will continue for the short- to medium-term.

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely or the short-term financial outlook is such that hedging is the way to avoid short-term exchange losses. Any such hedging activity during the three and nine months ended September 30, 2009 and 2008 was insignificant. For the three and nine months ended September 30, 2009, the Company incurred foreign exchange gains of approximately $281 and $1,628, respectively, on a net basis. For the same periods of 2008, the Company incurred foreign exchange gains of approximately $1,896 and $878, respectively, on a net basis. The Company had no foreign currency derivatives outstanding at September 30, 2009 and December 31, 2008.

Sources of Growth

During the third quarter of 2009, the Company did not open any new offices and closed one satellite office in Port Elizabeth, South Africa.

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

Internal Growth—Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year. The table below presents “same store” comparisons for the three and nine months ended September 30, 2009 (which is the measure of any increase or decrease from the same period of 2008) and for the three and nine months ended September 30, 2008 (which measures growth over 2007).

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Net revenue	(19)%	11%	(16)%	12%
Operating income	(29)%	13%	(22)%	12%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities. Net cash provided by operating activities for the three and nine months ended September 30, 2009, was $42 million and $300 million, respectively, as compared with $92 million and $306 million for the same periods of 2008. The $6 million decrease for the nine months ended September 30, 2009, is primarily due to a decrease in net earnings offset by changes in working capital accounts. At September 30, 2009, working capital was $1,022 million, including cash, cash equivalents and short-term investments of $948 million. The Company had no long-term debt at September 30, 2009.

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

As a customs broker, the Company makes significant 5-10 business day cash advances for its customers’ obligations such as the payment of duties in the United States to the Customs and Border Protection Division of the Department of Homeland Security. These advances are made as an accommodation for a select group of credit-worthy customers. Cash advances are a “pass through” and are not recorded as a component of revenue and expense. The billings of such advances to customers are accounted for as a direct increase in accounts receivable from the customer and a corresponding increase in accounts payable to governmental customs authorities. As a result of these “pass through” billings, the conventional Days Sales Outstanding or DSO calculation does not directly measure collection efficiency.

Cash used in investing activities for the three and nine months ended September 30, 2009, was $11 million and $36 million, respectively, as compared with $24 million and $48 million during the same periods of 2008. The Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. The Company routinely invests in technology, office furniture and equipment and leasehold improvements. In the third quarter of 2009, the Company made capital expenditures of $10 million as compared with $25 million for the same period in 2008. The Company currently expects to spend approximately $10 million for ongoing capital expenditures in the fourth quarter of 2009. In addition to property and equipment, ongoing capital expenditures include leasehold improvements, warehouse equipment, computer hardware and furniture and fixtures. Total capital expenditures in 2009 are estimated to be $45 million. This includes normal capital expenditures as noted above, plus additional real estate acquisitions and development.

Cash used in financing activities during the three and nine-months ended September 30, 2009 was $10 million and $73 million, respectively, as compared with $49 million and $123 million for each of the same periods in 2008. The Company uses the proceeds from stock option exercises to repurchase the Company’s common stock on the open market. The Company follows a policy of repurchasing stock to limit growth in issued and outstanding shares as a result of stock option exercises. The changes in cash used in financing activities during the three and nine months ended September 30, 2009 as compared with the same periods in 2008 is primarily the result of this policy. During the nine months ended September 30, 2009 and 2008 the net use of cash in financing activities included the payment of dividends of $.19 per share and $.16 per share, respectively.

On November 3, 2009, the Board of Directors declared a semi-annual cash dividend of $.19 per share payable on December 15, 2009 to shareholders of record as of December 1, 2009.

The Company cannot forecast the impact that the ongoing uncertainties in the world financial markets may have on the underlying global economy. Management believes that the Company has effective credit control procedures, and historically has experienced relatively insignificant collection problems. The Company cannot predict what fallout these uncertainties may have on freight volumes, changes in consumer demand, supplier stability and capacity or on customers’ abilities to pay.

The Company maintains international unsecured bank lines of credit. At September 30, 2009, the international bank lines of credit totaled $25 million. In addition, the Company maintains a bank facility with its U.K. bank for $11 million which is available for issuances of standby letters of credit. At September 30, 2009, the Company had no amounts outstanding on these lines of credit but was contingently liable for $80 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At September 30, 2009, cash and cash equivalent balances of $471 million were held by the Company’s non-U.S. subsidiaries, of which $63 million was held in banks in the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the nine months ended September 30, 2009, would have had the effect of raising operating income approximately $21 million. An average 10% strengthening of the U.S. dollar, for the same period, would have had the effect of reducing operating income approximately $17 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

As of September 30, 2009, the Company had approximately $3 million of net unsettled intercompany transactions. The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the three and nine months ended September 30, 2009, was insignificant. For the three and nine months ended September 30, 2009, the Company incurred foreign exchange gains of approximately $281 and $1,628, respectively, on a net basis. For the same periods of 2008, the Company incurred foreign exchange gains of approximately $1,896 and $878, respectively, on a net basis. The Company had no foreign currency derivatives outstanding at September 30, 2009 and December 31, 2008. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At September 30, 2009, the Company had cash, cash equivalents and short-term investments of $948 million, of which $570 million was invested at various short-term market interest rates. The Company had no short-term borrowings at September 30, 2009. A hypothetical change in the interest rate of 10% would not have a significant impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure in the third quarter of 2009.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

We have confidence in the Company’s internal controls and procedures. Nevertheless, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure procedures and controls or the Company’s internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all the Company’s control issues and instances of fraud, if any, have been detected.

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

On January 3, 2008, the Company was named as a defendant, with seven other European and North American-based global logistics providers, in a Federal antitrust class action lawsuit filed in the United States District Court of the Eastern District of New York, Precision Associates, Inc. et al v. Panalpina World Transport, No. 08-CV0042. On July 21, 2009, the plaintiffs filed an amended complaint adding a number of new defendants and various claims which they assert to violate the Sherman Act. The plaintiffs’ amended complaint, which purports to be brought on behalf of a class of customers (and has not yet been certified), asserts claims that the defendants engaged in price fixing regarding eight discrete surcharges in violation of the Sherman Act. The allegations concerning the Company relate to two of these surcharges. The amended complaint seeks unspecified damages and injunctive relief. The Company believes that these allegations are without merit and intends to vigorously defend itself. On August 13, 2009, the Company filed a motion to dismiss the amended complaint for failure to state a claim, which is currently pending before the Court.

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

The proceedings described above generally relate to investigations of freight forwarders or allegations of anti-competitive behaviour. The distractions caused by these proceedings and the legal and other costs associated with these proceedings have been and continue to be significant. The Company has incurred approximately $14 million of cumulative legal and associated costs on the above matters through September 30, 2009. At this time the Company is unable to estimate the range of loss or damages, if any, that might result as an outcome of any of these proceedings. The Company assumes, as should investors, that these challenges could continue for a significant period of time and may require the investment of substantial additional management time and substantial financial resources. These government investigations and the related litigation matters are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include substantial monetary damages and, in matters in which injunctive relief or other conduct remedies are sought, an injunction or other order relating to be business conduct. Were unfavorable final outcomes to occur, the Company’s business, results of operations, financial position, and overall trends could be materially harmed.

The Company is involved in other claims and lawsuits which arise in the ordinary course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s operations or financial position.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the report on Form 10-K filed on February 27, 2009, except for the following:

RISK FACTOR	DISCUSSION AND POTENTIAL SIGNIFICANCE
Third Party Suppliers	The Company is a non-asset based provider of global logistics services. As a result, the Company depends on a variety of asset-based third party suppliers. The quality and profitability of the Company’s services depend upon effective selection, management and discipline of third party suppliers. Changes in the financial stability, operating capabilities and capacity of asset-based carriers and space allotment made available to the Company by asset-based carriers could affect the Company in unpredictable ways.

Foreign Operations

The majority of the Company’s revenues and operating income come from operations conducted outside the United States. To maintain a global service network, the Company may be required to operate in hostile locations and in dangerous situations.

In addition, the Company operates in parts of the world where common business practices could constitute violations of the anti-corruption laws, rules, regulations and decrees of the United States, including the U.S. Foreign Corrupt Practices Act, and of all other countries in which the Company conducts business; as well as trade control laws, or laws, regulations and Executive Orders imposing embargoes and sanctions; and anti-boycott laws and regulations. Compliance with these laws, rules, regulations and decrees is dependent on the Company’s employees, subcontractors, agents, third party brokers and customers, whose individual actions could violate these laws, rules, regulations and decrees. Failure to comply could result in substantial penalties and additional expenses, damages to the Company’s reputation and restrictions on its ability to conduct business.

Economic Conditions

The global economy and capital and credit markets continue to experience high levels of uncertainty and volatility. Unfavorable changes in economic conditions may result in lower freight volumes and adversely affect the Company’s revenues. These conditions may adversely affect certain of the Company’s customers and third party suppliers. Were that to occur, the Company’s revenues and net earnings could also be adversely affected. Should customers’ ability to pay deteriorate, additional bad debts may be incurred.

These unfavorable conditions can create situations where rate increases charged by carriers and other suppliers are implemented with little or no advanced notice. The Company often times cannot pass these rate increases on to its customers in the same time frame, if at all. As a result, the Company’s yields and margins can be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2009	196	$31.15	196	33,425,307
August 1-31, 2009	506,024	32.41	506,024	33,610,819
September 1-30, 2009	538,294	32.87	538,294	32,474,666

Total	1,044,514	$32.65	1,044,514	32,474,666

In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. This plan was amended in February 2001 to increase the authorization to repurchase up to 20 million shares of the Company’s common stock. On February 9, 2009, the plan was further amended to increase the authorization to repurchase up to 40 million shares. This authorization has no expiration date. This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995. In the third quarter of 2009, 806,798 shares were repurchased under the Non-Discretionary Stock Repurchase Plan.

In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200 million shares of common stock. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. This plan was announced on November 13, 2001. In the third quarter of 2009, 237,716 shares were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases were made to limit the growth in number of issued and outstanding shares resulting from stock option exercises.

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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

November 9, 2009	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer

November 9, 2009	/s/ BRADLEY S. POWELL
Bradley S. Powell, Chief Financial Officer

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Form 10-Q Index and Exhibits

September 30, 2009

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