Form 10-K
period 2009-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2010-02-26
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At June 30, 2009, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $6,961,475,550.

At February 22, 2010, the number of shares outstanding of registrant’s Common Stock was 212,121,958.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2010 Annual Meeting of Shareholders to be held on May 5, 2010 are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1—BUSINESS

Expeditors International of Washington, Inc. is engaged in the business of providing global logistics services. The Company offers its customers a seamless international network supporting the movement and strategic positioning of goods. The Company’s services include the consolidation or forwarding of air and ocean freight. In each United States office, and in many overseas offices, the Company acts as a customs broker. The Company also provides additional services including distribution management, vendor consolidation, cargo insurance, purchase order management and customized logistics information. The Company does not compete for overnight courier or small parcel business and does not own aircraft or steamships.

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

The Company, including its majority-owned subsidiaries, operates full service offices (•) in the cities identified below. Full service offices have also been established in locations where the Company maintains unilateral control over assets and operations and where the existence of the parent-subsidiary relationship is maintained by means other than record ownership of voting stock (#). In other cities, the Company contracts with independent agents to provide required services and has established approximately 47 such relationships world-wide. Locations where Company employees perform sales and customer service functions are identified below as international service centers (*). Wholly-owned locations operating under the supervision and control of another full service office are identified as satellite offices (+). In each case, the opening date for the full service office, international service center or satellite office is set forth in parenthesis.

UNITED STATES AND OTHER NORTH AMERICA

UNITED STATES	• Baltimore (4/92)	+ Rochester (10/97)	CANADA

• Seattle (5/79)	• Dallas (5/92)	• McAllen (4/98)	• Toronto (5/84)

• Chicago (7/81)	• Columbus (6/92)	• Pittsburgh (6/99)	• Vancouver (9/95)

• San Francisco (7/81)	• Charlotte (7/92)	• Savannah (3/00)	+ Windsor (6/98)

• New York (11/81)	• Newark (9/94)	• Milwaukee (7/00)	• Montreal (4/99)

• Los Angeles (5/82)	• Philadelphia (3/95)	• Kansas City (8/00)	• Calgary (9/04)

• Atlanta (8/83)	• Charleston (6/95)	• Washington, D.C. (9/00)	MEXICO

• Boston (11/85)	• Memphis (8/95)	• Nashville (10/01)	• Mexico City (6/95)

• Miami (3/86)	• Salt Lake City (11/95)	+ Huntsville (12/02)	• Nuevo Laredo (4/97)

• Minneapolis (7/86)	• Norfolk (9/96)	• Austin (2/03)	• Guadalajara (9/97)

• Denver (2/88)	• Indianapolis (11/96)	• Orlando (8/03)	• Nogales (1/99)

• Detroit (7/88)	+ Port Huron-Blue Water Bridge (12/96)	• Tampa (9/03)	• Ciudad Juarez (5/00)

• Portland (7/88)	+ Detroit-Ambassador Bridge (12/96)	• New Orleans (9/04)	• Monterrey (1/05)

• Cincinnati (8/89)	+ Lewiston-Queenston (12/96)	+ Omaha (7/06)	• Reynosa (6/06)

• Cleveland (7/90)	• Buffalo-Peace Bridge (1/97)	+ Calexico (6/06)	+ Querétaro (9/06)

• Phoenix (7/91)	• El Paso (1/97)	+ Knoxville (5/07)	+ Lázaro Cárdenas (7/08)

• Louisville (10/91)	• Laredo (2/97)	• Raleigh Durham (1/08)	PUERTO RICO

• St. Louis (4/92)	• Nogales (2/97)	+ Tulsa (1/09)	• San Juan (5/95)

• Houston (4/92)	• San Diego (7/97)

LATIN AMERICA

ARGENTINA	CHILE	GUATEMALA

• Buenos Aires (1/98)	• Santiago (2/95)	• Guatemala City (1/07)

BRAZIL	COLOMBIA	PERU

• Sao Paulo (9/95)	• Bogota (12/98)	• Lima (12/05)

• Rio de Janeiro (9/95)	+ Cali (12/98)

• Campinas (9/95)	+ Medellin (7/00)

+ Santos (10/97)	COSTA RICA

• Manaus (7/00)	• San Jose (10/03)

• Porto Alegre (1/05)

ASIA

BANGLADESH	• Hangzhou (10/01)	• Surabaya (2/92)	PHILIPPINES

• Dhaka (6/89)	+ Kunshan (12/01)	+ Batam (3/07)	• Manila (8/98)

+ Chittagong (8/93)	• Fuzhou (6/02)	JAPAN	+ Olongapo City (8/98)

CAMBODIA	• Yantai (11/02)	• Tokyo (1/01)	+ Cebu City (9/99)

• Phnom Penh (4/00)	+ Shenyang (12/02)	• Osaka (1/01)	SINGAPORE

PEOPLE’S REPUBLIC OF CHINA	• Wuhan (1/03)	+ Nagoya (8/03)	• Singapore (9/81)

• Guangzhou (4/94)	+ Huizhou (12/03)	KOREA	TAIWAN

• Beijing (7/94)	+ Zhuhai (12/03)	+ Pusan (10/94)	• Taipei (7/81)

• Dalian (7/94)	+ Foshan (1/04)	• Seoul (10/94)	+ Kaohsiung (9/81)

• Shanghai (7/94)	• Chongqing (7/04)	+ Chonan (6/96)	+ Taichung (9/81)

• Shenzhen (7/94)	• Dongguan (2/05)	+ Kwangju (6/96)	+ Hsin-Chu (9/89)

• Qingdao (7/94)	• Nanjing (3/05)	+ Masan (6/96)	THAILAND

• Tianjin (7/94)	• Macau (5/05)	+ Taegu (6/96)	• Bangkok (9/94)

• Xi’an (7/94)	+ Shantou (12/06)	MALAYSIA	+ Laem Chabang (8/05)

• Xiamen (7/94)	+ Changzhou (10/07)	• Penang (11/87)	VIETNAM

+ Chengdu (9/00)	HONG KONG	• Kuala Lumpur (6/90)	• Ho Chi Minh City (5/00)

• Ningbo (7/01)	• Kowloon (6/81)	• Johor Bahru (11/94)	• Hanoi (3/04)

• Suzhou (9/01)	INDONESIA		+ Da Nang (9/05)

+ Zhongshan (9/01)	• Jakarta (12/90)

EUROPE AND AFRICA

AUSTRIA	• Hamburg (1/93)	POLAND	UNITED KINGDOM

• Vienna (11/95)	• Nuremberg (1/01)	• Warsaw (2/05)	• London (4/86)

BELGIUM	+ Hannover (1/05)	+ Krakow (8/07)	• Manchester (11/88)

• Brussels (7/90)	HUNGARY	PORTUGAL	• Birmingham (3/90)

+Antwerp (4/91)	• Budapest (4/00)	• Lisbon (10/91)	• Glasgow (4/92)

THE CZECH REPUBLIC	IRELAND	• Oporto (10/91)	• Bristol (3/97)

• Prague (6/98)	• Dublin (3/97)	ROMANIA	• East Midlands (1/99)

FINLAND	• Cork (3/97)	• Bucharest (9/08)	+ Hull (1/00)

• Helsinki (4/94)	• Shannon (3/97)	SPAIN	• Belfast (9/01)

FRANCE	ITALY	• Barcelona (1/94)	• Aberdeen (9/05)

• Paris (1/97)	• Milan (4/93)	• Madrid (1/94)	SOUTH AFRICA

• Mulhouse (1/97)	• Verona (4/93)	• Alicante (4/96)	• Johannesburg (3/94)

• Lyon (1/97)	• Florence (3/98)	SWEDEN	• Durban (3/94)

• Lille (3/97)	+ Turin (4/05)	• Stockholm (1/94)	• Capetown (1/97)

• Bordeaux (7/00)	+ Rome (1/10)	• Goteborg (1/94)

GERMANY	THE NETHERLANDS	+ Malmoe (3/05)	MADAGASCAR

• Frankfurt (4/92)	• Amsterdam (6/94)	SWITZERLAND	• Antananarivo (11/01)

• Munich (4/92)	• Rotterdam (3/95)	• Chiasso (2/01)

• Dusseldorf (4/92)	+ Maastricht (9/07)	• Zurich (10/05)

• Stuttgart (4/92)

MIDDLE EAST AND INDIA

BAHRAIN	+ Jaipur (6/99)	LEBANON	SRI LANKA

• Manama (1/08)	+ Cochin (4/01)	• Beirut (8/99)	• Colombo (3/95)

EGYPT	+ Hyderabad (9/01)	OMAN	TURKEY

• Cairo (2/95)	+ Tuticorin (11/03)	• Muscat (4/09)	• Ankara (1/99)

+ Alexandria (2/95)	+ Ahmedabad (1/05)	PAKISTAN	• Istanbul (1/99)

CYPRUS	+ Tiruppur (3/05)	• Karachi (9/96)	• Izmir (1/99)

* Nicosia (6/96)	+ Ludhiana (6/05)	• Lahore (9/96)	• Mersin (1/99)

* Larnaca (1/98)	+ Pune (10/06)	+ Sialkot (6/03)	+ Adana (1/99)

GREECE	+ Kolkata (1/08)	+ Faisalabad (5/06)	U.A.E.

• Athens (2/99)	+ Coimbatore (1/08)	+ Islamabad (10/06)	• Abu Dhabi (1/94)

+ Thessaloniki (2/99)	+ Mundra (4/08)	QATAR	• Dubai (10/98)

INDIA	JORDAN	• Doha (1/07)

• New Delhi (7/96)	• Amman (9/07)	SAUDI ARABIA

• Mumbai (Bombay) (1/97)	KUWAIT	# Riyadh (7/92)

• Bangalore (6/97)	# Kuwait City (7/97)	# Jeddah (7/92)

• Chennai (Madras) (6/97)		# Dammam (6/05)

AUSTRALASIA

AUSTRALIA	• Brisbane (10/93)	FIJI	NEW ZEALAND

• Sydney (8/88)	• Perth (12/94)	* Nadi (7/96)	• Auckland (8/88)

• Melbourne (8/88)	• Adelaide (10/97)	* Suva (5/97)	+ Christchurch (10/07)

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

Airfreight Services

Airfreight services accounted for approximately 35 percent in 2009 and 36 percent for each of the Company’s 2008 and 2007 consolidated revenues net of freight consolidation expenses (“net revenues”), respectively. When performing airfreight services, the Company typically acts either as a freight consolidator or as an agent for the airline which carries the shipment. When acting as a freight consolidator, the Company purchases cargo space from airlines on a volume basis and resells that space to its customers at lower rates than the customers could obtain directly from airlines. When moving shipments between points where the volume of business does not facilitate consolidation, the Company receives and forwards individual shipments as the agent of the airline which carries the shipment. Whether acting as a consolidator or agent, the Company offers its customers knowledge of optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with space availability in periods of peak demand.

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

The Company does not own aircraft and does not plan to do so. Management believes that the ownership of aircraft would subject the Company to undue business risks, including large capital outlays, increased fixed operating expenses, problems of fully utilizing aircraft and competition with airlines. Because the Company relies on commercial airlines to transport its shipments, changes in carrier financial stability, policies and practices such as pricing, payment terms, scheduling, capacity and frequency of service may affect its business.

The commercial airline industry as a whole continues to incur substantial operating losses and many airlines are highly leveraged with debt. Carriers continue to merge and consolidate operations and reduce available capacity to improve financial results. Some airlines have significantly reduced their reliance on cargo-only aircraft to service their airfreight customers. The reduction in capacity allows asset-based carriers to raise rates in the face of declining or stable demand. When fewer planes are flying, the Company has fewer shipping options from which to craft service offerings to meet customers’ needs. The combination of reduced capacity, higher rates and more infrequent flights could challenge the Company’s ability to maintain historical unitary profitability.

Ocean Freight and Ocean Services

Ocean freight services accounted for approximately 24, 25, and 24 percent of the Company’s 2009, 2008, and 2007 consolidated net revenues, respectively. The Company operates Expeditors International Ocean (“EIO”), an Ocean Transportation Intermediary, sometimes referred to as a Non-Vessel Operating Common Carrier (“NVOCC”) specializing in ocean freight consolidation from Asia to the United States. EIO also provides service, on a smaller scale, to and from any location where the Company has an office or agent. As an NVOCC, EIO contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate. EIO solicits Less-than Container Load (“LCL”) freight to fill the containers and charges lower rates than those available directly from shipping lines. EIO also handles full container loads for customers that do not have annual shipping volumes sufficient to negotiate comparable contracts directly with the ocean carriers. The Company’s revenues as an ocean freight forwarder are also derived from commissions paid by the carrier and revenues from fees charged to customers for ancillary services which the Company may provide, such as preparing documentation, procuring insurance, arranging for packing and crating services, and providing consultation. The Company does not own vessels and generally does not physically handle the cargo.

Ocean carriers continue to incur substantial operating losses and many are highly leveraged with debt. Carriers continue to reduce available capacity and modify sailing schedules to improve financial results. The combination of fewer ships, slower sailing schedules and pricing volatility could impact the Company’s ability to maintain historical unitary profitability.

Order Management provides origin consolidation, vendor management, container management, document management, destination management and PO/SKU visibility through a web based and server based application. Customers have the ability to monitor and report against real time status of purchase orders from the date of creation through final delivery. Item quantities, required ship dates, commodity descriptions, estimated vs. actual ex factory dates, container utilization, vendor performance and document visibility are many of the managed functions that are visible and reportable via the web. Order Management is available for various modes of transportation including ocean, air, truck and rail. Order Management revenues are derived from services provided to the shipper as well as management fees associated with managing purchase order execution against customer specific rules. One basic function of Order Management involves the taking of cargo from many vendors in a particular origin and “consolidating” these shipments into the fewest possible number of containers to maximize space and minimize cost. Through origin consolidation customers can reduce the number of containers shipped by putting more product in larger and fewer containers. Data integrity is an increasingly critical function of Order Management. Efficient data management is a by-product of our operational processes.

Customs Brokerage and Other Services

Customs brokerage and other services accounted for approximately 41, 39 and 40 percent of the Company’s 2009, 2008, and 2007 consolidated net revenues, respectively. As a customs broker, the Company assists importers to clear shipments through customs by preparing required documentation, calculating and providing for payment of duties on behalf of the importer, arranging for any required inspections by governmental agencies, and arranging for delivery. The Company also provides other value added services at destination such as warehousing and product distribution, time definite transportation and inventory management. None of these other services are currently individually significant to the Company’s net revenues.

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

The Company’s marketing efforts are focused on interacting with our customers’ supply chain, including logistics, transportation, customs, compliance and purchasing departments of existing and potential customers. The district manager of each office is responsible for marketing, sales coordination, and implementation in the area in which he or she is located. All employees are responsible for customer service and relations.

The Company staffs its offices largely with managers and other key personnel who are citizens of the nations in which they operate and who have extensive experience in global logistics. Marketing and customer service staffs are responsible for marketing the Company’s services directly to customers and prospects who may select or influence the selection of logistics service providers and for ensuring that customers receive timely and efficient service. The Company believes that its expertise in supplying solutions customized to the needs of its customers, its emphasis on coordinating its origin and destination customer service and marketing activities, and the incentives it gives to its managers have been important elements of its success.

The goods handled by the Company are generally a function of the products which dominate international trade between any particular origin and destination. Shipments of computer components, electronic goods, medical equipment, sporting goods, machine parts, aviation parts and toys comprise a significant percentage of the Company’s business. Typical import customers include retailers and distributors of consumer electronics, department store chains, clothing and shoe wholesalers, manufacturers and catalogue stores. Historically, no single customer has accounted for five percent or more of the Company’s net revenues.

Competition

The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. There are a large number of companies competing in one or more segments of the industry, but the number of firms with a global network that offer a full complement of logistics services is more limited. Depending on the location of the shipper and the importer, the Company must compete against both the niche players and larger entities. Historically, the industry has experienced consolidations into larger firms striving for stronger and more complete multinational and multi-service networks. However, regional and local competitors still maintain a strong market presence in certain areas.

The primary competitive factors in the global logistics services industry continue to be price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. The Company emphasizes quality service and believes that its prices are competitive with the prices of others in the industry. Larger customers utilize more sophisticated and efficient procedures for the management of their logistics supply chains by embracing strategies such as just-in-time inventory management. Accordingly, timely and accurate information integrated into customer service capabilities are a significant factor in attracting and retaining customers. This information integrated into customer service capabilities include customized Electronic Data Interchange, (“EDI”), on-line freight tracing and tracking applications and customized on-line reporting. The customized EDI applications allow the transfer of key information between the customers’ systems and the Company’s systems. Freight tracing and tracking applications provide customers with real time visibility to the location, transit time and estimated delivery time of inventory in transit.

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

Seasonality

Historically, the Company’s operating results have been subject to seasonal trends when measured on a quarterly basis. The first quarter has traditionally been the weakest and the third and fourth quarters have traditionally been the strongest. This pattern has been the result of, or influenced by, numerous factors including weather patterns, national holidays, consumer demand, economic conditions and a myriad of other similar and subtle forces. In addition, this historical quarterly trend has been influenced by the growth and diversification of the Company’s international network and service offerings. The Company cannot accurately forecast many of these factors, nor can the Company estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns will continue in future periods.

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

Employees

At January 31, 2010, the Company employed approximately 12,010 people, 4,130 in the United States and 700 in the balance of North America, 550 in Latin America, 3,370 in Asia, 1,930 in Europe and Africa, 1,100 in the Middle East and 230 in Australasia. Approximately 1,590 of the Company’s employees are engaged principally in sales and marketing and customer service, 6,720 in operations and 3,700 in finance and administration. The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be satisfactory.

In order to retain the services of highly qualified, experienced, and motivated employees, the Company places considerable emphasis on its non-equity incentive compensation programs and stock option plans.

Executive Officers of the Registrant

The following table sets forth the names, ages, and positions of current executive officers of the Company.

Name	Age	Position
Peter J. Rose	66	Chairman and Chief Executive Officer and director
James L.K. Wang	62	President-Asia and director
R. Jordan Gates	54	President and Chief Operating Officer, director
Rommel C. Saber	52	President-Europe, Africa, Near/Middle East and Indian Subcontinent
Robert L. Villanueva	57	President-The Americas
Timothy C. Barber	50	President-Global Sales and Marketing
Rosanne Esposito	58	Executive Vice President-Global Customs
Eugene K. Alger	49	Executive Vice President-North America
Philip M. Coughlin	49	Executive Vice President-North America
Jeffrey S. Musser	44	Executive Vice President and Chief Information Officer
Roger A. Idiart	56	Senior Vice President-Air Cargo
Charles J. Lynch	49	Senior Vice President-Corporate Controller
Daniel R. Wall	41	Senior Vice President-Ocean Services
Jean Claude Carcaillet	64	Senior Vice President-Australasia
Amy J. Tangeman	41	Vice President-General Counsel and Secretary
Bradley S. Powell	49	Chief Financial Officer

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

Timothy C. Barber joined the Company in May 1986. Mr. Barber was promoted to District Manager of the Seattle office in January 1987 and Regional Vice President in January 1993. Mr. Barber was elected Vice President-Sales and Marketing in September 1993 and Senior Vice President-Sales and Marketing in January 1998. In September 1999, Mr. Barber was elected Executive Vice President-Global Sales. On January 1, 2008, Mr. Barber assumed the role of President-Global Sales and Marketing.

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

Jeffrey S. Musser joined the Company in February 1983. Mr. Musser was promoted to District Manager in October 1989 and Regional Vice President in September 1999. Mr. Musser was elected Senior Vice President-Chief Information Officer in January 2005. In May 2009, Mr. Musser was promoted to Executive Vice President and Chief Information Officer.

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

Bradley S. Powell joined the Company as Chief Financial Officer in October 2008. Prior to joining the Company, Mr. Powell served as President and Chief Financial Officer of Eden Bioscience Corporation, a publicly-traded biotechnology company, from December 2006 to September 2008 and as Vice President and Chief Financial Officer from July 1998 to December 2006. Mr. Powell assumed the role of Principal Financial and Accounting Officer on March 15, 2009.

Regulation and Security

With respect to the Company’s activities in the air transportation industry in the United States, it is subject to regulation by the Transportation Security Administration (“TSA”) of the Department of Homeland Security as an indirect air carrier. All United States indirect air carriers are required to maintain prescribed security procedures and are subject to periodic audits by TSA. The Company’s overseas offices and agents are licensed as airfreight forwarders in their respective countries of operation. The Company is licensed in each of its offices, or in the case of its newer offices, has made application for a license as an airfreight forwarder by the International Air Transport Association (“IATA”). IATA is a voluntary association of airlines and air transport related entities which prescribes certain operating procedures for airfreight forwarders acting as agents for its members. The majority of the Company’s airfreight forwarding business is conducted with airlines which are IATA members.

The Company is licensed as an Ocean Transportation Intermediary (“OTI”) (sometimes referred to as NVOCC-Non-Vessel Operating Common Carrier) by the Federal Maritime Commission (“FMC”). The FMC has established certain qualifications for shipping agents, including certain surety bonding requirements. The FMC is also responsible for the economic regulation of OTI/NVOCC activity originating or terminating in the United States. To comply with these economic regulations, vessel operators and NVOCCs, such as EIO, are required to file tariffs electronically which establish the rates to be charged for the movement of specified commodities into and out of the United States. The FMC has the power to enforce these regulations by assessing penalties.

The Company is licensed as a customs broker by Customs and Border Protection (“CBP”) of the Department of Homeland Security in each U.S. customs district in which it does business. All United States customs brokers are required to maintain prescribed records and are subject to periodic audits by CBP. In other jurisdictions in which the Company performs clearance services, the Company is licensed by the appropriate governmental authority (where such license is required to perform these services). The Company participates in various governmental supply chain security programs, such as the Customs-Trade Partnership Against Terrorism (“C-TPAT”) in the United States and additional security initiatives as they continue to be enacted by different governments.

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

The war on terror and governments’ overriding concern for the safety of passengers and citizens who import and/or export goods into and out of their respective countries has resulted in a proliferation of cargo security regulations over the past several years. While these cargo regulations have already created a marked difference in the security arrangements required to move shipments around the globe, regulations are expected to become more stringent in the future. As governments look for ways to minimize the exposure of their citizens to potential terror related incidents, the Company and its competitors in the transportation business may be required to incorporate security procedures within their scope of services to a far greater degree than has been required in the past. The Company feels that increased security requirements may involve further investments in technology and more sophisticated screening procedures being applied to potential customers, vendors and employees. The Company’s position is that any increased cost of compliance with security regulations will be passed through to those who are beneficiaries of the Company’s services.

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

The Company maintains cargo legal liability insurance covering claims for losses attributable to missing or damaged shipments for which it is legally liable. The Company also maintains insurance coverage for the property of others which is stored in Company warehouse facilities. This insurance coverage is provided by a Vermont U.S. based insurance entity wholly-owned by the Company. The coverage is fronted and reinsured by a global insurance company. The total risk retained by the Company in 2009 was approximately $4 million. In addition, the Company is licensed as an insurance broker through its subsidiary, Expeditors Cargo Insurance Brokers, Inc. and places insurance coverage for other customers.

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
• wars, strikes, civil unrest, acts of terrorism, and other conflicts;
• natural disasters and pandemics;
• changes in consumer attitudes regarding goods made in countries other than their own;
• changes in availability of credit;
• changes in the price and readily available quantities of oil and other petroleum-related products; and
• increased global concerns regarding environmental sustainability.

Third Party Suppliers	The Company is a non-asset based provider of global logistics services. As a result, the Company depends on a variety of asset-based third party suppliers. The quality and profitability of the Company’s services depend upon effective selection, management and discipline of third party suppliers. Many of the Company’s third party suppliers have incurred significant operating losses and are highly leveraged with debt. Changes in the financial stability, operating capabilities and capacity of asset-based carriers and space allotment made available to the Company by asset-based carriers could affect the Company in unpredictable ways, including volatility of pricing, and challenge the Company’s ability to maintain historical unitary profitability.

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

Foreign Operations

The majority of the Company’s revenues and operating income comes from operations conducted outside the United States. To maintain a global service network, the Company may be required to operate in hostile locations and in dangerous situations.

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

RISK FACTORS	DISCUSSION AND POTENTIAL SIGNIFICANCE

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

Technology	Increasingly, the Company must compete based upon the flexibility and sophistication of the technologies utilized in performing its core businesses. Future results depend upon the Company’s success in the cost effective development, maintenance and integration of communication and information systems technologies. Any significant disruptions to these systems could negatively affect the Company’s results.

Growth	To date, the Company has relied primarily upon organic growth and has tended to avoid growth through acquisition. Future results will depend upon the Company’s ability to continue to grow internally or to demonstrate the ability to successfully identify and integrate non-dilutive acquisitions.

Regulatory Environment

The Company is affected by regulations from a number of sources. The current business environment tends to stress the avoidance of risk through regulation and oversight, the effect of which is likely to be unforeseen costs and potentially unforeseen consequences.

In reaction to the global war on terror, governments around the world are continuously enacting or updating security regulations. These regulations are multi-layered, increasingly technical in nature and characterized by a lack of harmonization of substantive requirements amongst various governmental authorities. Furthermore, the implementation of these regulations, including deadlines and substantive requirements, is driven by political urgencies rather than the industries’ realistic ability to comply. Failure to consistently and timely comply with these regulations, or the failure, breach or compromise of the Company’s security procedures or those of its subcontractors or agents, may result in increased operating costs, damage to the Company’s reputation, restrictions on operations and/or fines and penalties.

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

Litigation/Investigations

As a multinational corporation, the Company is subject to formal or informal investigations or litigation from governmental authorities in the countries in which it does business. The Company is currently subject to, and is cooperating fully with, an investigation by the U.S. Department of Justice (DOJ) of air cargo freight forwarders. In addition, the Company and its Hong Kong subsidiary received a Statement of Objections from the European Commission (EC) relating to an ongoing investigation of freight forwarders. These investigations will require further management time and cause the Company to incur substantial additional legal and related costs, which could include fines and/or penalties if the DOJ and/or EC concludes that the Company has engaged in anti-competitive behavior and such fines and/or penalties could have a material impact on the Company’s financial position, results of operations and operating cash flows.

The Company may be subject to other civil litigation arising from these investigations, including but not limited to shareholder class action lawsuits and derivative claims made on behalf of the Company. The Company has been named as a defendant in a Federal anti-trust class action lawsuit filed in New York and will incur additional costs related to defending itself in these proceedings.

RISK FACTORS	DISCUSSION AND POTENTIAL SIGNIFICANCE

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

Catastrophic Events	A disruption or failure of the Company’s systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack, strike, civil unrest, pandemic or other catastrophic event could cause delays in providing services or performing other mission-critical functions. The Company’s corporate headquarters, and certain other critical business operations are in the Seattle, Washington area, which is near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of the Company’s critical business or information technology systems could harm the Company’s ability to conduct normal business operations and its operating results.

ITEM 1B — UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 — PROPERTIES

The Company owns the following properties:

Location	Nature of Property
United States:
Seattle, Washington	Office buildings
Near Seattle-Tacoma International Airport (in Washington)	Office building
Houston, Texas	Office and warehouse
Nassau County, New York	Office and warehouse
Middlesex County, New Jersey	Office and warehouse
Near San Francisco International Airport (in California)	Office and warehouse
Near Los Angeles International Airport (in California)	Office and warehouse
Near O’Hare International Airport (in Illinois)	Office and warehouse
Miami, Florida	Office, warehouse and free trade zone*
Spokane, Washington	Office building

Asia:
Kowloon, Hong Kong	Offices
Taipei, Taiwan	Office
Seoul, Korea	Office
Shanghai, China	Office building

Europe:
Brussels, Belgium	Office and warehouse
Dublin, Ireland	Office and warehouse
Cork, Ireland	Office and warehouse
Near Heathrow Airport (in London, England)	Acreage

Latin America:
Alajuela, Costa Rica	Office building

Middle East:
Cairo, Egypt	Office and warehouse

*	Company directly owns 50% with Cargo Ventures, LLC, a private, non-affiliated real estate development company.

The Company leases and maintains 66 additional offices and satellite locations in the United States and 368 leased locations throughout the world, each located close to an airport, ocean port, or on an important border crossing. The majority of these facilities contain warehouse facilities. Lease terms are either on a month-to-month basis or terminate at various times through 2020. See Note 7 to the Company’s consolidated financial statements for lease commitments. As an office matures, the Company will investigate the possibility of building or buying suitable facilities. The Company believes that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.

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

On January 3, 2008, the Company was named as a defendant, with seven other European and North American-based global logistics providers, in a Federal antitrust class action lawsuit filed in the United States District Court of the Eastern District of New York, Precision Associates, Inc. et al v. Panalpina World Transport, No. 08-CV0042. On July 21, 2009, the plaintiffs filed an amended complaint adding a number of new third party defendants and various claims which they assert to violate the Sherman Act. The plaintiffs’ amended complaint, which purports to be brought on behalf of a class of customers (and has not yet been certified), asserts claims that the defendants engaged in price fixing regarding eight discrete surcharges in violation of the Sherman Act. The allegations concerning the Company relate to two of these surcharges. The amended complaint seeks unspecified damages and injunctive relief. The Company believes that these allegations are without merit and intends to vigorously defend itself. On August 13, 2009, the Company filed a motion to dismiss the amended complaint for failure to state a claim, which is currently pending before the Court. Plaintiffs filed their opposition to the Company’s motion on January 30, 2010 and the motion is currently pending before the Court.

On June 18, 2008, the European Commission (EC) issued a request for information to the Company’s UK subsidiary, Expeditors International (UK) Ltd., requesting certain information relating to an ongoing investigation of freight forwarders. The Company replied to the request. On February 18, 2009, the EC issued another request for information to the same subsidiary requesting certain additional information in connection with the EC’s ongoing investigation of freight forwarders. The Company replied to the request. On February 10, 2010, the Company and its Hong Kong subsidiary, Expeditors Hong Kong Limited, received a Statement of Objections (SO) from the EC. The SO initiates a proceeding against the Company alleging possible anti-competitive behavior contrary to European Union rules on competition. Specific to the Company, the allegations in the SO are limited to the period from August 2005 to June 2006 and only concern airfreight trade lanes between South China/Hong Kong and the European Economic Area. The Company intends to vigorously defend itself against the allegations. The Company expects to incur additional costs during the course of this ongoing proceeding, which could include administrative fines if the EC concludes that the Company has engaged in anti-competitive behavior and such fines could have a material impact on the Company’s financial position, results of operations and operating cash flows.

The proceedings described above generally relate to investigations of freight forwarders or allegations of anti-competitive behavior. The distractions caused by these proceedings and the legal and other costs associated with these proceedings have been and continue to be significant. The Company has incurred less than $1 million, and approximately $10 million and $4 million for the years ended December 31, 2009, 2008 and 2007, respectively, in legal and associated costs on the above matters. At this time the Company is unable to estimate the range of loss or damages, if any, that might result as an outcome of any of these proceedings. The Company assumes, as should investors, that these challenges could continue for a significant period of time and may require the investment of substantial additional management time and substantial financial resources. These government investigations and the related litigation matters are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include substantial monetary damages and, in matters in which injunctive relief or other conduct remedies are sought, an injunction or other order relating to business conduct. Were unfavorable final outcomes to occur, the Company’s business, results of operations, financial position, and overall trends could be materially harmed.

The Company is involved in other claims and lawsuits which arise in the ordinary course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s operations or financial position.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low sale prices for the Company’s common stock as reported by The NASDAQ Global Select Market under the symbol EXPD.

	Common Stock			Common Stock
Quarter	High	Low	Quarter	High	Low
2009			2008
First	$34.59	$23.86	First	$48.00	$38.16
Second	$38.10	$27.26	Second	$49.92	$41.95
Third	$37.04	$24.50	Third	$45.45	$33.28
Fourth	$35.83	$31.27	Fourth	$40.50	$24.05

There were 1,470 shareholders of record as of February 19, 2010. This figure does not include a substantially greater number of beneficial holders of the Company’s common stock, whose shares are held of record by banks, brokers and other financial institutions.

The Board of Directors declared semi-annual dividends during the two most recent fiscal years paid as follows:

June 15, 2009	$.19
December 15, 2009	$.19

June 16, 2008	$.16
December 15, 2008	$.16

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2009	—	$—	—	32,539,675
November 1-30, 2009	111,324	$31.63	111,324	32,445,765
December 1-31, 2009	120,709	$32.42	120,709	32,391,055

Total	232,033	$32.04	232,033	32,391,055

In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. This plan was amended in February 2001 to increase the authorization to repurchase up to 20 million shares of the Company’s common stock. On February 9, 2009, the Plan was further amended to increase the authorization to repurchase up to 40 million shares. This authorization has no expiration date. This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995. In the fourth quarter of 2009, 124,358 shares were repurchased under the Non-Discretionary Stock Repurchase Plan.

In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200 million shares of common stock. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. This plan was announced on November 13, 2001. In the fourth quarter of 2009, 107,675 shares were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises.

ITEM 6 — SELECTED FINANCIAL DATA

Financial Highlights

In thousands except per share data

	2009	2008	2007	2006	2005
Revenues	$4,092,283	5,633,878	5,235,171	4,633,987	3,903,794
Net revenues	1,382,786	1,603,261	1,452,961	1,290,960	1,061,622
Net earnings attributable to shareholders	240,217	301,014	269,154	235,094	190,436
Diluted earnings attributable to shareholders per share	1.11	1.37	1.21	1.06	.86
Basic earnings attributable to shareholders per share	1.13	1.41	1.26	1.10	.89
Dividends declared and paid per common share	.38	.32	.28	.22	.15
Working capital	1,079,444	903,010	764,944	632,691	589,460
Total assets	2,323,722	2,100,839	2,068,605	1,821,878	1,566,044
Shareholders’ equity	1,553,007	1,366,418	1,226,571	1,070,091	926,382
Weighted average diluted shares outstanding	216,533	219,170	221,800	222,223	220,230
Weighted average basic shares outstanding	212,113	212,756	213,315	213,455	213,555

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

International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, and laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to current tariffs and trade restrictions. The Company cannot predict which, if any, of these proposals may be adopted, nor can the Company predict the effects the adoption of any such proposal will have on the Company’s business. Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies concerning international trade, the Company’s business may also be affected by political developments and changes in government personnel or policies, as well as economic turbulence or security concerns in the nations in which it does business. The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. Consistent with current economic conditions, the Company’s pricing continues to be pressured by customers and service providers.

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

As a non-asset based carrier, the Company does not own transportation assets. Rather, the Company generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers. The difference between the rate billed to customers (the sell rate) and the rate paid to the carrier (the buy rate) is termed “net revenue” or “yield.” By consolidating shipments from multiple customers and concentrating its buying power, the Company is able to negotiate favorable buy rates from the direct carriers, while at the same time offering lower sell rates than customers would otherwise be able to negotiate themselves. Buy rates were highly volatile in 2009 due to lower overall volumes and actions taken by carriers to reduce capacity in order to curtail operating losses. Consequently, price changes are absorbed by the Company during the short-term, pending negotiation with and acceptance by the Company’s customers. The combination of reduced capacity, price volatility and fewer shipping options offered by carriers could challenge the Company’s ability to maintain historical unitary profitability.

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

The Company’s ability to provide services to its customers is highly dependent on good working relationships with a variety of entities including airlines, ocean steamship lines, and governmental agencies. The significance of maintaining acceptable working relationships with governmental agencies and asset-based carriers involved in global trade has gained increased importance as a result of ongoing concern over terrorism. As each carrier labors to comply with governmental regulations implementing security policies and procedures, inherent conflicts emerge which can and do affect global trade to some degree. A good reputation helps to develop practical working understandings that will effectively meet security requirements while minimizing potential international trade obstacles. The Company considers its current working relationships with these entities to be satisfactory. However, airline and ocean steamship line industries have incurred significant losses in recent years as a result of the global economic downturn and many carriers are highly leveraged with debt. This situation has required the Company to be increasingly selective in which carriers to utilize. Further changes in the financial stability, operating capabilities and capacity of asset-based carriers, space allotments available from carriers, governmental regulation or deregulation efforts, “modernization” of the regulations governing customs brokerage, and/or changes in governmental quota restrictions could affect the Company’s business in unpredictable ways.

Historically, the Company’s operating results have been subject to a seasonal trend when measured on a quarterly basis. The first quarter has traditionally been the weakest and the third and fourth quarters have traditionally been the strongest. This pattern is the result of, or is influenced by, numerous factors including weather patterns, national holidays, consumer demand, economic conditions and a myriad of other similar and subtle forces. In addition, this historical quarterly trend has been influenced by the growth and diversification of the Company’s international network and service offerings. The Company cannot accurately forecast many of these factors nor can the Company estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns, if any, will continue in future periods.

Primarily as a result of the global economic downturn, the Company’s air and ocean freight volumes were lower in 2009 as compared to 2008 and 2007. This decline in volumes started in the second half of 2008. At this point in time, the Company cannot predict the ongoing impact of the current global economic conditions or whether various governmental stimulus plans will be effective in reducing uncertainty in the global economy. Both the total revenues and net revenues for 2009 were lower as compared with 2008 and 2007. These results are unprecedented in the Company’s history.

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

In terms of the opportunities, challenges and risks that management focused on in 2009, the Company operates in 60 countries throughout the world in the competitive global logistics industry and Company activities are tied directly to the global economy. From the inception of the Company, management has believed that the elements required for a successful global service organization can only be assured through recruiting, training, and ultimately retaining superior personnel. The Company’s greatest challenge is now and always has been perpetuating a consistent global corporate culture which demands:

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

The Company reinforces these values with a compensation system that rewards employees for profitably managing the things they can control. This compensation system has been in place since the Company became a publicly traded entity. There is no limit to how much a key manager can be compensated for success. The Company believes in a “real world” environment in every operating unit where individuals are not sheltered from the profit implications of their decisions. If these decisions result in operating losses, these losses must be made up from future operating profits, in the aggregate, before any cash incentive compensation can be earned. At the same time, the Company insists on continued focus on such things as accounts receivable collection, cash flow management and credit soundness in an attempt to insulate managers from the sort of catastrophic errors that might end a career.

Any failure to perpetuate this unique culture on a self-sustained basis throughout the Company provides a greater threat to the Company’s continued success than any external force, which would be largely beyond our control. Consequently, management spends the majority of its time focused on creating an environment where employees can learn and develop while also improving systems and taking preventative action to reduce exposure to negative events. The Company strongly believes that it is nearly impossible to predict events that, in the aggregate, could have a positive or a negative impact on future operations. As a result, our focus is on building and maintaining a global corporate culture of well-trained employees and managers that are prepared to identify and react to subtle changes as they develop and thereby help the Company adapt and thrive as major trends emerge.

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

As described in Note 1.I to the consolidated financial statements in this report, the Company accounts for share-based compensation based on an estimate of the fair value of options granted to employees under the Company’s stock option and stock purchase rights plans. This expense is recorded on a straight-line basis over the option vesting periods.

Determining the appropriate option pricing model to use to estimate stock compensation expense requires judgment. Any option pricing model requires assumptions that are subjective and these assumptions also require judgment. Examples include assumptions about long-term stock price volatility, employee exercise patterns, pre-vesting option forfeitures, post-vesting option terminations, and the future interest rates and dividend yields. The Company uses the Black-Scholes model for estimating the fair value of stock options. Refer to Note 2 in the consolidated financial statements for the assumptions used for grants issued during the years ended December 31, 2009, 2008 and 2007. The assumptions used by the Company for estimating the fair value of options granted were developed on a basis consistent with assumptions used for valuing previous grants.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009–No. 13 “Multiple-Deliverable Revenue Arrangements”, which amends FASB Accounting Standards Codification Topic 605 –“Revenue Recognition”. This provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. ASU 2009–No. 13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is required to and plans to adopt the provisions of this update beginning in the first quarter of 2011. The Company is currently assessing the impact of the adoption of ASU 2009–No. 13.

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for 2009, 2008, and 2007, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

	2009		2008		2007
In thousands	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
Net revenues:
Airfreight services	$489,475	35%	$578,756	36%	$528,148	36%
Ocean freight and ocean services	324,223	24	394,637	25	346,616	24
Customs brokerage and other services	569,088	41	629,868	39	578,197	40

Net revenues	1,382,786	100	1,603,261	100	1,452,961	100

Overhead expenses:
Salaries and related costs	774,214	56	863,846	54	791,879	55
Other	223,571	16	266,279	17	237,682	16

Total overhead expenses	997,785	72	1,130,125	71	1,029,561	71

Operating income	385,001	28	473,136	29	423,400	29
Other income, net	17,871	1	26,436	2	26,273	2

Earnings before income taxes	402,872	29	499,572	31	449,673	31
Income tax expense	162,475	12	196,593	12	179,815	12

Net earnings	240,397	17	302,979	19	269,858	19
Less: net earnings attributable to noncontrolling interest	180	—	1,965	—	704	—

Net earnings attributable to shareholders	$240,217	17%	$301,014	19%	$269,154	19%

2009 compared with 2008

Airfreight services net revenues in 2009 decreased 15% compared with 2008. The decrease in global airfreight services net revenues was primarily due to a 13% decline in airfreight tonnage. North America, Asia and Europe airfreight services net revenues decreased 13%, 15% and 21%, respectively, in 2009 as compared with 2008, while airfreight export tonnage decreased 16%, 13% and 10%, respectively.

The decrease in airfreight tonnage is primarily due to the global economic downturn which began in the second half of 2008. During the first six months of 2009, net revenue per kilo increased as compared to the same period in 2008, as a result of favorable buying opportunities that developed in a number of short-term spot markets. This increase was offset during the second half of 2009, as air carriers removed significant capacity from the markets while rapidly and aggressively increasing airfreight pricing, particularly in Asia. The Company absorbed these price increases during the short-term, prior to negotiations with and acceptance by the Company’s customers. North America and Asia net revenues declined primarily due to lower export tonnage in 2009 as compared to 2008. Europe net revenues declined principally due to lower export tonnage and lower import volumes, primarily from Asia.

Ocean freight and ocean services net revenues decreased 18% in 2009 as compared with 2008. North America, Asia and Europe ocean freight net revenues decreased approximately 19%, 18% and 21%, respectively, in 2009 as compared with 2008.

Ocean freight net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The majority of the Company’s ocean freight net revenue is derived from ocean freight consolidation which represented 52% and 59% of ocean freight net revenue in 2009 and 2008, respectively.

Ocean freight consolidation net revenue decreased 27% in 2009 as compared with 2008, primarily due to a 17% decrease in volume and a 13% decrease in net revenue per container. Direct ocean freight forwarding, which is primarily fee-based, decreased 8% in 2009, as compared with 2008, due to a decrease in volume. Order management remained relatively constant in 2009 as compared with 2008.

The decrease in ocean volumes is primarily due to the global economic downturn. Net revenue per container increased in the first half of 2009, as compared with 2008, as a result of favorable buying opportunities that developed in a number of short-term spot markets. Steamship lines removed significant capacity from the market and implemented price increases in the second half of 2009, particularly on the Pacific North America lanes. The combination of these moves eliminated the favorable buying opportunities that existed in the first half of 2009. These price increases were absorbed by the Company during the second half of 2009, prior to negotiations with and acceptance by the Company’s customers.

Customs brokerage and other services net revenues decreased 10% in 2009 as compared with 2008, primarily as a result of declines in air and ocean freight volumes. Customers continue to seek out customs brokers with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.

Salaries and related costs decreased 10% in 2009, as compared with 2008, primarily as a result of (i) smaller bonuses due to lower operating income, (ii) an overall decrease in base salaries directly related to a lower headcount and (iii) lower stock compensation expense.

The effect of including stock-based compensation expense in salaries and related costs for 2009 and 2008 are as follows:

	Years ended December 31,
In thousands	2009	2008
Salaries and related costs	$774,214	$863,846
As a % of net revenue	56.0%	53.9%
Stock compensation expense	$39,135	$44,879
As a % of salaries and related costs	5.1%	5.2%
As a % of net revenue	2.8%	2.8%

Excluding stock compensation expense, salaries and related costs as a percentage of net revenue increased 208 basis points for 2009, as compared with 2008. This increase is largely due to the fixed nature of base salaries and management’s commitment to maintaining its people during this economic downturn. Stock compensation expense declined 13% in 2009, as compared with 2008, primarily a result of a $4 million “true up” credit recognized in the first quarter of 2009 for the difference between the higher actual pre-vesting forfeiture experience and the pre-vesting forfeiture assumptions used to calculate stock option expense. The net impact on salaries and related costs was $3 million after consideration of the effect on bonuses. This credit relates primarily to stock option grants made in 2006, the majority of which began vesting in May 2009.

Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation will occur in proportion to changes in Company profits, creating a direct alignment between corporate performance and shareholder interests. The effectiveness of this alignment is demonstrated by comparing the year-over-year impact on 2009 management bonuses. The Company’s operating income in 2009 was 19% lower than the amount reported in 2008. This was the first year since 1984 that the Company’s operating income was lower than the amount which had been reported in the previous year. Bonuses paid to field and corporate management in 2009 were also both down 19% as compared with 2008. The Company’s management incentive compensation programs have always been incentive-based and performance driven and there is no built-in bias that favors or enriches management in a manner inconsistent with overall corporate performance.

Because the Company’s management incentive compensation programs are also cumulative, no management bonuses can be paid unless the relevant business unit is, from inception, cumulatively profitable. Any operating losses must have been offset in their entirety by operating profits before management is eligible for a bonus. Since the most significant portion of management compensation comes from the incentive bonus programs, the Company believes that this cumulative feature is a disincentive to excessive risk taking by its managers. Due to the nature of the Company’s services, it has a short operating cycle. The outcome of any higher risk transactions, such as overriding established credit limits, would be known in a relatively short time frame. Management believes that when the potential and certain impact on the bonus is fully considered in light of this short operating cycle, the potential for short term gains that could be generated by engaging in risky business practices is sufficiently mitigated to discourage excessive and inappropriate risk taking. Management believes that both the stability and the long term growth in revenues, net revenues and net earnings are a result of the incentives inherent in the Company’s compensation program.

Other overhead expenses decreased 16% in 2009, as compared with 2008, primarily as a result of continued cost reduction measures, including cutbacks on travel and entertainment expenses. Legal and related expenses decreased approximately $11 million in 2009, as compared with 2008, primarily attributable to lower activity related to governmental regulatory agencies’ ongoing investigations of air cargo freight forwarders and related legal proceedings as described further in Part I—Item 3 on this report on Form 10-K entitled “Legal Proceedings”. The Company believes that legal and related expenses will increase in 2010 as compared to 2009 primarily as a result of receiving a Statement of Objections from the European Commission on February 10, 2010. The Company will continue to incur legal costs, which could be substantial and include judgments, fines and/or penalties, until these proceedings are concluded. Further, the Company periodically conducts reviews of the operations and procedures of its offices worldwide relating to compliance with applicable laws and regulations. If the governmental regulatory agencies conclude that the Company has engaged in anti-competitive behavior or in the event of an adverse judgment in the class action lawsuit, such judgments, fines and/or penalties could have a material impact on the Company’s financial condition, results of operations and operating cash flows. Other overhead expenses as a percentage of net revenues remained constant for 2009, as compared with 2008.

Other income, net, decreased 32% in 2009, as compared with 2008. Interest income decreased $11 million due to lower average interest rates during 2009, as compared with 2008.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate in 2009 was 40.3% as compared to 39.4% for 2008. Although a tax benefit related to stock-based compensation expense is recorded for non-qualified stock options at the time the related compensation expense is recognized, the tax benefit received for disqualifying dispositions of incentive stock options cannot be anticipated. The higher consolidated effective income tax rate for 2009, as compared 2008, is primarily the result of a lower tax benefit received for disqualifying dispositions of incentive stock options for 2009, as compared with 2008.

2008 compared with 2007

Airfreight services net revenues in 2008 increased 10% compared with 2007 primarily due to an increase in net revenue per kilo of 12% which was offset by a 4% decline in global airfreight tonnage. Airfreight services net revenues from North America and Europe increased 14% and 13%, respectively, in 2008 as compared to 2007, primarily a result of tonnage increases of 6% and 3%, respectively, combined with net revenue per kilo increases of 11% and 6%, respectively. Airfreight services net revenues from Asia increased 1% for 2008 compared with 2007, primarily a result of a 14% increase in net revenue per kilo offset by an 11% decrease in tonnage. These changes were primarily the result of a more favorable business mix, reduction in less profitable business, development of more profitable long haul routes and enhanced opportunities to create more efficient and cost effective consolidations.

Ocean freight and ocean services net revenues increased 14% during 2008, as compared to 2007. Ocean freight net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The majority of the Company’s ocean freight net revenue is derived from ocean freight consolidation which represented 59% of ocean freight net revenue in 2008 and 60% in 2007. Ocean freight consolidation net revenue grew at a rate of 11% in 2008, as compared to 2007, while the other services, ocean forwarding and order management, which are primarily fee based, grew at rates of 16% and 21%, respectively. Ocean freight consolidation volumes, measured in terms of forty-foot container equivalent units (FEUs), in 2008 were approximately equal to 2007 while net revenue per container, on an aggregate basis, increased 11% for the same period. The increase in ocean freight net revenues was a combination of the Company’s response to changing market dynamics with aggressive sales efforts and the underlying impact of carrier capacity cutbacks on the market in general.

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

Other overhead expenses increased 12% in 2008 as compared with 2007 as rent expense, communications expense, process improvement and training expenses, and other costs expanded to accommodate the Company’s growing operations. Other overhead expenses as a percentage of net revenues increased 1% in 2008 as compared with 2007. The Company incurred legal and related expenses of $10 million in 2008 as compared to $4 million in 2007, primarily attributable to the DOJ ongoing investigations of air cargo freight forwarders and related legal proceedings as described further in Part I—Item 3 on this report on Form 10-K entitled “Legal Proceedings”. The Company will continue to incur substantial legal costs, which could include fines and/or penalties, until these proceedings are concluded. If the DOJ and/or EC concludes that the Company has engaged in anti-competitive behavior, such fines and/or penalties could have a material impact on the Company’s financial condition, results of operations and operating cash flows. Despite the legal and related expenditures mentioned above, other overhead expenses as a percentage of net revenues remained relatively constant for 2008 as compared to 2007. This was primarily due to the continued achievement of cost containment objectives.

Other income, net, remained relatively constant in 2008 when compared with 2007.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate in 2008 was 39.4% as compared to 40.0% for 2007.

Currency and Other Risk Factors

International air/ocean freight forwarding and customs brokerage are intensively competitive and are expected to remain so for the foreseeable future. There are a large number of entities competing in the international logistics industry; however, the Company’s primary competition is confined to a relatively small number of companies within this group. Historically, the industry has experienced consolidations into larger firms striving for stronger and more complete multinational and multi-service networks. However, regional and local broker/forwarders remain a competitive force.

The primary competitive factors in the international logistics industry continue to be price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. The Company emphasizes quality service and believes that its prices are competitive with those of others in the industry. Larger customers utilize more sophisticated and efficient procedures for the management of their logistics supply chains by embracing strategies such as just-in-time inventory management. The Company believes that this trend has resulted in customers using fewer service providers with greater technological capacity and more consistent global coverage. Accordingly, sophisticated computerized customer service capabilities and a stable worldwide network have become significant factors in attracting and retaining customers.

Developing these systems and a worldwide network adds a considerable indirect cost to the services provided to customers. Smaller and middle-tier competitors, in general, do not have the resources available to develop customized systems and a worldwide network.

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses. Any such hedging activity during 2009, 2008 and 2007 was insignificant. Net foreign currency gains incurred in 2009 were $1 million. Net foreign currency losses incurred in 2008 were $191,000. Net foreign currency gains incurred in 2007 were $1 million. The Company had no foreign currency derivatives outstanding at December 31, 2009 and 2008.

Geographic Coverage

During 2009, the Company opened three full-service offices: 1) New Orleans, Louisiana (formerly a satellite of Houston, Texas); 2) Muscat, Sultanate of Oman (formerly an agent location); and 3) Wuhan, People’s Republic of China (formerly a satellite of Chongqing, People’s Republic of China). The Company opened one satellite office in Tulsa, Oklahoma (satellite of Dallas, Texas).

The Company closed two full-service offices: 1) Port Louis, Mauritius and 2) Caracas, Venezuela and three satellite offices: 1) Graz, Austria; 2) Port Elizabeth, South Africa; and 3) Maiquetía, Venezuela.

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

Internal Growth - Management believes that a comparison of “same store” results is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year. The table below presents “same store” comparisons on a year-over-year basis for the years ended December 31,

	2009	2008	2007
Net revenues	(14)%	10%	12%
Operating income	(19)%	12%	13%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities. Net cash provided by operating activities for the year ended December 31, 2009 was $331 million, as compared with $409 million for 2008. This $78 million decrease is primarily due to a decrease in net earnings offset by changes in working capital accounts. At December 31, 2009, working capital was $1,079 million, including cash, cash equivalents and short-term investments of $927 million. The Company had no long-term debt at December 31, 2009.

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

As a customs broker, the Company makes significant 5-10 business day cash advances for certain of its customers’ obligations such as the payment of duties in the United States to the Customs and Border Protection of the Department of Homeland Security. These advances are made as an accommodation for a select group of credit-worthy customers. Cash advances are a “pass through” and are not recorded as a component of revenue and expense. The billings of such advances to customers are accounted for as a direct increase in accounts receivable from the customer and a corresponding increase in accounts payable to governmental customs authorities. As a result of these “pass through” billings, the conventional Days Sales Outstanding or DSO calculation does not directly measure collection efficiency.

Cash used in investing activities for the year ended December 31, 2009 was $41 million, as compared with $59 million during the same period of 2008. The largest use of cash in investing activities is cash paid for capital expenditures. The Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. The Company routinely invests in technology, office furniture and equipment and leasehold improvements. For the year ended December 31, 2009, the Company made capital expenditures of $40 million, including prepayment on a long-term land lease, as compared with $60 million for the same period in 2008. Total capital expenditures in 2010 are currently estimated to be $90 million. This includes normal capital expenditures as noted above, plus additional real estate development.

Cash used in financing activities for the year ended December 31, 2009 was $117 million as compared with $161 million in 2008. The Company uses the proceeds from stock option exercises to repurchase the Company’s common stock on the open market. In 2009, the Company continued its policy of repurchasing stock to limit growth in issued and outstanding shares as a result of stock option exercises. The decrease in cash used in financing activities for the year ended December 31, 2009 as compared with the same period in 2008 is primarily due to fewer shares repurchased. During 2009 and 2008 the net use of cash in financing activities included the payment of dividends of $.38 per share and $.32 per share, respectively.

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

The Company cannot forecast the impact that ongoing uncertainties in the global economy will have on its operating results. Management believes that the Company has effective credit control procedures, and historically has experienced relatively insignificant collection problems. The Company cannot predict what fallout these economic uncertainties may have on freight volumes, changes in consumer demand, supplier stability and capacity or on customers’ abilities to pay.

The Company maintains international unsecured bank lines of credit. At December 31, 2009, the international bank lines of credit totaled $26 million. In addition, the Company maintains a bank facility with its U.K. bank for $11 million which is available for issuances of standby letters of credit. At December 31, 2009, the Company had no amounts outstanding on these lines of credit, but was contingently liable for $78 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

		Amount of Commitment Expiration Per Period
In thousands	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Standby letters of credit	$78,465	$70,664	$5,352	$545	$1,904

At December 31, 2009, the Company’s contractual obligations are as follows:

		Payments Due by Period
In thousands	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Contractual Obligations:
Operating leases	$134,907	$41,149	$51,250	$27,349	$15,159
Unconditional purchase obligations	222,939	222,939	—	—	—
Equipment purchase obligations	3,746	3,746	—	—	—

Total contractual cash obligations	$361,592	$267,834	$51,250	$27,349	$15,159

The Company enters into short-term agreements with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. The Company only enters into agreements that management believes the Company can fulfill with relative ease. Historically, the Company has not paid for guaranteed space that it has not used. Management believes, in line with historical experience, committed purchase obligations outstanding as of December 31, 2009, will be fulfilled during 2010 in the Company’s ordinary course of business.

The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises. As of December 31, 2009, the Company had repurchased and retired 19,634,439 shares of common stock at an average price of $18.60 per share over the period from 1994 through 2009. During 2009, 1,472,689 shares were repurchased at an average price of $31.47 per share.

The Company has a Discretionary Stock Repurchase Plan under which Management is allowed to repurchase such shares as may be necessary to reduce the issued and outstanding stock to 200,000,000 shares of common stock. As of December 31, 2009, the Company had repurchased and retired 16,848,598 shares of common stock at an average price of $32.21 per share over the period from 2001 through 2009. During 2009, 1,258,596 shares were repurchased at an average price of $30.33 per share. These discretionary repurchases were made to limit the growth in the number of issued and outstanding shares as a result of stock option exercises.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At December 31, 2009, cash and cash equivalent balances of $486 million were held by the Company’s non-United States subsidiaries, of which $62 million was held in banks in the United States.

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

Off-Balance Sheet Arrangements

As of December 31, 2009, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the year ended December 31, 2009, would have had the effect of raising operating income approximately $31 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $25 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

As of December 31, 2009, the Company had less than $2 million of net unsettled intercompany transactions. The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity throughout the year ended December 31, 2009, was insignificant. Net foreign currency gains incurred in 2009 were $1 million. Net foreign currency losses incurred in 2008 were $191,000. Net foreign currency gains incurred in 2007 were $1 million. The Company had no foreign currency derivatives outstanding at December 31, 2009 and 2008. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At December 31, 2009, the Company had cash, cash equivalents and short-term investments of $927 million, of which $539 million was invested at various short-term market interest rates. The Company had no short-term borrowings at December 31, 2009. A hypothetical change in the interest rate of 10 basis points at December 31, 2009 would not have a significant impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure between 2008 and 2009.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed on the pages listed below, as part of Part II, Item 8 of this report.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

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

A system of internal control can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting, as of December 31, 2009, based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2009, which is included at F-2.

ITEM 9B — OTHER INFORMATION

Not applicable.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth below or incorporated by reference to information under the caption “Proposal 1 - Election of Directors” and to the information under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance-Director Nomination Process” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 5, 2010. See also Part I - Item 1 - Executive Officers of the Registrant.

Audit Committee and Audit Committee Financial Expert

Our Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Mark A. Emmert, Dan P. Kourkoumelis, Michael J. Malone, John W. Meisenbach and Robert R. Wright. Our Board has determined that Robert R. Wright, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 407(d)(5) of Regulation S-K under the Exchange Act and that each member of the Audit Committee is independent under the NASDAQ independence standards applicable to audit committee members.

Code of Ethics and Governance Guidelines

We have adopted a Code of Business Conduct that applies to all Company employees including, of course, our principal executive officer and principal financial and accounting officer. The Code of Business Conduct is posted on our website at http://www.investor.expeditors.com. We will post any amendments to the Code of Business Conduct at that location. In the unlikely event that the Board of Directors approves any sort of waiver to the Code of Business Conduct for our executive officers or directors, information concerning such waiver will also be posted at that location. No waivers were granted in 2009. In addition to posting information regarding amendments and waivers on our website, the same information will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers satisfies applicable NASDAQ listing rules.

Our investor relations website also includes under the heading “Executive Officer’s and Director’s Stock Trading Plans” information regarding entries into a Rule 10b5-1 trading plan by directors or officers of the Company or by the Company itself. Any new entry into such a trading plan or amendments thereto will be posted at that location.

ITEM  11 — EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to information under the captions “Proposal 1 – Election of Directors” and “Executive Compensation” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 5, 2010.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to information under the captions “Principal Holders of Voting Securities” and “Proposal 1 - Election of Directors” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 5, 2010.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2009, regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Available for Future Issuance, Other Than Securities to be Issued Upon Exercise of All Outstanding Options, Warrants and Rights (3)
Equity Compensation Plans Approved by Security Holders	18,834,620	$28.96	4,801,157
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	18,834,620	$28.96	4,801,157

(1)	Does not include 29,230 restricted stock awards that were not fully vested as of December 31, 2009.

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock awards which have no exercise price.

(3)	Includes 4,097,808 available for issuance under the employee stock purchase plans, 557,712 available for future grants of stock options and 145,637 available for issuance of restricted stock awards.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to information under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 5, 2010.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to information under the caption “Relationship with Independent Public Accountants” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 5, 2010.

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

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)	Form of Employment Agreement executed by the Company’s Chairman and Chief Executive Officer. See Exhibit 10.23.

(2)	Form of Employment Agreement executed by the Company’s President and Chief Operating Officer and certain of the Company’s executive officers. See Exhibit 10.24.

(3)	Form of Employment Agreement executed by the Company’s Chief Financial Officer. See Exhibit 10.25.

(4)	The Company’s Amended 1985 Stock Option Plan. See Exhibit 10.4.

(5)	Form of Stock Option Agreement used in connection with options granted under the Company’s Amended 1985 Stock Option Plan. See Exhibit 10.5.

(6)	The Company’s Amended 1993 Directors’ Non-Qualified Stock Option Plan. See Exhibit 10.39.

(7)	Form of Stock Option Agreement used in connection with options granted under the Company’s 1993 Directors’ Non-Qualified Stock Option Plan. See Exhibit 10.9.

(8)	The Company’s Amended 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.40.

(9)	Form of Stock Option Agreement used in connection with Non-Qualified options granted under the Company’s 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.30.

(10)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.31.

(11)	The Company’s 2008 Executive Incentive Compensation Plan. See Exhibit 10.35.

(12)	The Company’s 2008 Directors’ Restricted Stock Plan. See Exhibit 10.36.

(13)	The Company’s 2002 Employee Stock Purchase Plan. See Exhibit 10.42.

(14)	The Company’s 2005 Stock Option Plan. See Exhibit 10.45.

(15)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2005 Incentive Stock Option Plan. See Exhibit 10.46.

(16)	The Company’s 2006 Stock Option Plan. See Exhibit 10.47.

(17)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2006 Incentive Stock Option Plan. See Exhibit 10.48.

(18)	The Company’s 2007 Stock Option Plan. See Exhibit 10.49.

(19)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2007 Incentive Stock Option Plan. See Exhibit 10.50.

(20)	The Company’s 2008 Stock Option Plan. See Exhibit 10.51.

(21)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2008 Stock Option Plan. See Exhibit 10.52.

(22)	The Company’s 2009 Stock Option Plan. See Exhibit 10.53.

(23)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2009 Stock Option Plan. See Exhibit 10.54.

(b)	EXHIBITS

Exhibit Number	Exhibit

3.1	The Company’s Restated Articles of Incorporation and the Articles of Amendment thereto dated December 9, 1993. (Incorporated by reference to Exhibit 3.1 to Form 10-K, filed on or about March 31, 1995.)

3.1.1	Articles of Amendment to the Restated Articles of Incorporation dated November 12, 1996. (Incorporated by reference to Exhibit 3.1.1 to Form 10-K, filed on or about March 31, 1997.)

3.1.2	Articles of Amendment to the Restated Articles of Incorporation dated May 20, 1999. (Incorporated by reference to Exhibit 3.1.2 to Form 10-K, filed on or about March 28, 2003.)

3.1.3	Articles of Amendment to the Restated Articles of Incorporation dated June 12, 2002. (Incorporated by reference to Exhibit 3.1.3 to Form 10-K, filed on or about March 28, 2003.)

3.2	The Company’s Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to Form 8-K, filed on or about January 16, 2009.)

10.4	The Company’s Amended 1985 Stock Option Plan. (Incorporated by reference to Exhibit 10.14 to Form 10-K, filed on or about March 28, 1991.)

10.5	Form of Stock Option Agreement used in connection with options granted under the Company’s Amended 1985 Stock Option Plan. (Incorporated by reference to Exhibit 10.15 to Form 10-K, filed on or about March 28, 1991.)

10.9	Form of Stock Option Agreement used in connection with options granted under the Company’s 1993 Directors’ Non-Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.9 to Form 10-K, filed on or about March 28, 1994.)

10.18	Plan and Agreement of Reorganization, dated as of January 1, 1984, between the Company and the individual shareholders of Fons Pte. Ltd. (Incorporated by reference to Exhibit 2.5 to Registration Statement No. 2-91224, filed on May 21, 1984.)

10.19	Plan and Agreement of Reorganization, dated as of January 1, 1984, among the Company, EIO Investment Ltd., Wong Hoy Leung, Chiu Chi Shing, and James Li Kou Wang. (Incorporated by reference to Exhibit 2.6 to Registration Statement No. 2-91224, filed on May 21, 1984.)

10.23	Form of Employment Agreement executed by the Company’s Chairman and Chief Executive Officer dated December 31, 2008. (Incorporated by reference to Exhibit 10.23 to Form 10-K, filed on or about February 27, 2009.)

10.24	Form of Employment Agreement executed by the Company’s President and Chief Operating Officer and certain of the Company’s executive officers dated December 31, 2008. (Incorporated by reference to Exhibit 10.24 to Form 10-K, filed on or about February 27, 2009.)

10.25	Form of Employment Agreement executed by the Company’s Chief Financial Officer dated December 31, 2008. (Incorporated by reference to Exhibit 10.25 to Form 10-K, filed on or about February 27, 2009.)

10.30	Form of Stock Option Agreement used in connection with Non-Qualified options granted under the Company’s 1997 Non-Qualified and Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.30 to Form 10-K, filed on or about March 31, 1998.)

10.31	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 1997 Non Qualified and Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.31 to Form 10-K, filed on or about March 31, 1998.)

10.35	The Company’s 2008 Executive Incentive Compensation Plan. (Incorporated by reference to Appendix C of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 21, 2008.)

10.36	The Company’s 2008 Directors’ Restricted Stock Plan. (Incorporated by reference to Appendix B of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 21, 2008.)

10.39	The Company’s Amended 1993 Directors’ Non-Qualified Stock Option Plan. (Incorporated by reference to Appendix B of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 28, 2001.)

10.39.1	Amendment to Amended 1993 Directors’ Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.39.1 to Form 10-Q filed on or about August 9, 2007.)

10.40	The Company’s Amended 1997 Non-Qualified and Incentive Stock Option Plan. (Incorporated by reference to Appendix C of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 28, 2001.)

10.42	The Company’s 2002 Employee Stock Purchase Plan. (Incorporated by reference to Appendix B of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 30, 2007.)

10.45	The Company’s 2005 Stock Option Plan. (Incorporated by reference to Appendix A of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 31, 2005.)

10.46	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2005 Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.46 to Form 10-K filed on or about March 1, 2007.)

10.47	The Company’s 2006 Stock Option Plan. (Incorporated by reference to Appendix A of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about April 4, 2006.)

10.48	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2006 Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.48 to Form 10-K filed on or about March 1, 2007.)

10.49	The Company’s 2007 Stock Option Plan. (Incorporated by reference to Appendix A of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 30, 2007.)

10.50	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2007 Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.50 to Form 10-K filed on or about February 9, 2008.)

10.51	The Company’s 2008 Stock Option Plan. (Incorporated by reference to Appendix A of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 21, 2008.)

10.52	Form of Stock Option Agreement used in connection with options granted under the Company’s 2008 Stock Option Plan. (Incorporated by reference to Exhibit 10.52 to Form 10-K filed on or about February 27, 2009.)

10.53	The Company’s 2009 Stock Option Plan. (Incorporated by reference to Appendix A of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 20, 2009.)

10.54	Form of Stock Option Agreement used in connection with options granted under the Company’s 2009 Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on or about May 11, 2009.)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2010

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

By:	/s/ BRADLEY S. POWELL
Bradley S. Powell
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2010.

Signature	Title

/s/ Peter J. Rose	Chairman of the Board and Chief Executive Officer
(Peter J. Rose)	(Principal Executive Officer) and Director

/s/ R. Jordan Gates	President and Chief Operating Officer and Director
(R. Jordan Gates)

/s/ James Li Kou Wang	President-Asia and Director
(James Li Kou Wang)

/s/ Bradley S. Powell	Chief Financial Officer
(Bradley S. Powell)	(Principal Financial and Accounting Officer)

/s/ Mark A. Emmert	Director
(Mark A. Emmert)

/s/ Dan P. Kourkoumelis	Director
(Dan P. Kourkoumelis)

/s/ Michael J. Malone	Director
(Michael J. Malone)

/s/ John W. Meisenbach	Director
(John W. Meisenbach)

/s/ Robert R. Wright	Director
(Robert R. Wright)

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

COMPRISING ITEM 8

ANNUAL REPORT ON FORM 10-K

TO SECURITIES AND EXCHANGE COMMISSION FOR THE

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Expeditors International of Washington, Inc.:

We have audited the accompanying consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, the Company changed its accounting policy for minority interest as required by Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (included in FASB ASC Topic 810, “Consolidation”), effective as of January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Expeditors International of Washington, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Seattle, Washington
February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Expeditors International of Washington, Inc.:

We have audited Expeditors International of Washington, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Expeditors International of Washington, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Expeditors International of Washington, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, Washington
February 26, 2010

Consolidated Balance Sheets

In thousands except share data

December 31,

	2009	2008
Current Assets:
Cash and cash equivalents	$925,929	741,028
Short-term investments	655	658
Accounts receivable, less allowance for doubtful accounts of $14,235 in 2009 and $14,414 in 2008	810,369	788,176
Deferred Federal and state income taxes	8,338	7,986
Other	42,539	35,511

Total current assets	1,787,830	1,573,359
Property and Equipment:
Land	165,528	160,293
Buildings and leasehold improvements	372,470	351,022
Furniture, fixtures, equipment and purchased software	205,817	193,810
Construction in progress	16,258	16,029

Property and equipment, at cost	760,073	721,154

Less accumulated depreciation and amortization	264,372	228,025

Property and equipment, net	495,701	493,129

Goodwill, net	7,927	7,927
Other intangibles, net	4,938	6,503
Other assets, net	27,326	19,921

Total assets	$2,323,722	2,100,839

Current Liabilities:
Accounts payable	$546,675	491,823
Accrued expenses, primarily salaries and related costs	145,545	150,487
Federal, state, and foreign income taxes	16,166	28,039

Total current liabilities	708,386	670,349

Deferred Federal and state income taxes	53,989	46,574
Commitments and contingencies

Shareholders’ Equity:
Preferred stock, par value $.01 per share
Authorized 2,000,000 shares; none issued	—	—
Common stock, par value $.01 per share
Authorized 320,000,000 shares; issued and outstanding 212,025,494 shares at December 31, 2009 and 211,973,377 shares at December 31, 2008	2,120	2,120
Additional paid-in capital	18,265	7,150
Retained earnings	1,532,018	1,372,356
Accumulated other comprehensive income (loss)	604	(15,208)

Total shareholders’ equity	1,553,007	1,366,418
Noncontrolling interest	8,340	17,498

Total equity	1,561,347	1,383,916

Total liabilities and equity	$2,323,722	2,100,839

See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings

In thousands except share data

Years ended December 31,

	2009	2008	2007
Revenues:
Airfreight services	$1,831,317	2,541,377	2,407,582
Ocean freight and ocean services	1,297,685	1,990,983	1,820,558
Customs brokerage and other services	963,281	1,101,518	1,007,031

Total revenues	4,092,283	5,633,878	5,235,171

Operating Expenses:
Airfreight consolidation	1,341,842	1,962,621	1,879,434
Ocean freight consolidation	973,462	1,596,346	1,473,942
Customs brokerage and other services	394,193	471,650	428,834
Salaries and related costs	774,214	863,846	791,879
Rent and occupancy costs	74,324	76,984	67,676
Depreciation and amortization	40,035	40,003	39,303
Selling and promotion	26,295	37,778	38,735
Other	82,917	111,514	91,968

Total operating expenses	3,707,282	5,160,742	4,811,771

Operating income	385,001	473,136	423,400

Other Income (Expense):
Interest income	10,177	21,077	22,341
Interest expense	(499)	(183)	45
Other, net	8,193	5,542	3,887

Other income, net	17,871	26,436	26,273

Earnings before income taxes	402,872	499,572	449,673
Income tax expense	162,475	196,593	179,815

Net earnings	240,397	302,979	269,858

Less: net earnings attributable to noncontrolling interest	180	1,965	704

Net earnings attributable to shareholders	$240,217	301,014	269,154

Diluted earnings attributable to shareholders per share	$1.11	1.37	1.21

Basic earnings attributable to shareholders per share	$1.13	1.41	1.26

Dividends declared and paid per common share	$0.38	0.32	0.28

Weighted average diluted shares outstanding	216,533,240	219,170,003	221,799,868

Weighted average basic shares outstanding	212,112,744	212,755,946	213,314,761

See accompanying notes to consolidated financial statements.

Consolidated Statements of Equity

and Comprehensive Income

In thousands except share data

Years ended December 31, 2009, 2008 and 2007

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity	Noncontrolling interest	Total equity
	Shares	Par Value
Balance at December 31, 2006	213,080,466	$2,131	119,582	934,058	14,320	1,070,091	15,816	1,085,907

Exercise of stock options	3,978,908	40	43,138	—	—	43,178	—	43,178
Issuance of shares under stock purchase plan	632,548	6	21,801	—	—	21,807	—	21,807
Shares repurchased under provisions of stock repurchase plans	(4,695,146)	(47)	(207,537)	—	—	(207,584)	—	(207,584)
Stock compensation expense	—	—	44,917	—	—	44,917	—	44,917
Tax benefits from stock plans	—	—	28,105	—	—	28,105	—	28,105
Comprehensive income
Net earnings	—	—	—	269,154	—	269,154	704	269,858
Unrealized gains on securities, net of tax of $28	—	—	—	—	44	44	—	44
Reclassification adjustment for realized gain, net of tax of $286	—	—	—	—	(443)	(443)	—	(443)
Foreign currency translation adjustments, net of tax of $9,264	—	—	—	—	17,050	17,050	544	17,594

Total comprehensive income	—	—	—	—	—	285,805	1,248	287,053

Dividends paid ($.28 per share)	—	—	—	(59,748)	—	(59,748)	—	(59,748)
Distributions or declaration of dividends to noncontrolling interest	—	—	—	—	—		(316)	(316)

Balance at December 31, 2007	212,996,776	$2,130	50,006	1,143,464	30,971	1,226,571	16,748	1,243,319

Exercise of stock options	2,140,819	22	29,322	—	—	29,344	—	29,344
Issuance of shares under stock purchase plan	732,719	7	22,109	—	—	22,116	—	22,116
Shares repurchased under provisions of stock repurchase plans	(3,896,937)	(39)	(150,120)	(4,019)	—	(154,178)	—	(154,178)
Stock compensation expense	—	—	44,879	—	—	44,879	—	44,879
Tax benefits from stock plans	—	—	10,954	—	—	10,954	—	10,954
Comprehensive income
Net earnings	—	—	—	301,014	—	301,014	1,965	302,979
Foreign currency translation adjustments, net of tax of $25,018	—	—	—	—	(46,179)	(46,179)	(336)	(46,515)

Total comprehensive income	—	—	—	—	—	254,835	1,629	256,464

Dividends paid ($.32 per share)	—	—	—	(68,103)	—	(68,103)	—	(68,103)
Distributions or declaration of dividends to noncontrolling interest	—	—	—	—	—	—	(879)	(879)

Balance at December 31, 2008	211,973,377	$2,120	7,150	1,372,356	(15,208)	1,366,418	17,498	1,383,916
Exercise of stock options and release of restricted shares	2,068,603	20	26,393	—	—	26,413	—	26,413
Issuance of shares under stock purchase plan	714,799	7	20,505	—	—	20,512	—	20,512
Shares repurchased under provisions of stock repurchase plans	(2,731,285)	(27)	(84,482)	—	—	(84,509)	—	(84,509)
Stock compensation expense	—	—	39,135	—	—	39,135	—	39,135
Tax benefits from stock plans	—	—	5,726	—	—	5,726	—	5,726
Purchase of noncontrolling interest	—	—	3,838	—	—	3,838	(4,306)	(468)
Comprehensive income
Net earnings	—	—	—	240,217	—	240,217	180	240,397
Foreign currency translation adjustments, net of tax of $8,672	—	—	—	—	15,812	15,812	(634)	15,178

Total comprehensive income	—	—	—	—	—	256,029	(454)	255,575

Dividends paid ($.38 per share)	—	—	—	(80,555)	—	(80,555)	—	(80,555)
Distributions or declaration of dividends to noncontrolling interest	—	—	—	—	—	—	(4,398)	(4,398)

Balance at December 31, 2009	212,025,494	2,120	18,265	1,532,018	604	1,553,007	8,340	1,561,347

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

In thousands

Years ended December 31,

	2009	2008	2007
Operating Activities:
Net earnings	$240,397	302,979	269,858
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	804	1,976	940
Deferred income tax (benefit) expense	(1,609)	16,350	18,991
Excess tax benefits from stock plans	(5,726)	(10,954)	(28,105)
Stock compensation expense	39,135	44,879	44,917
Depreciation and amortization	40,035	40,003	39,303
Gain on sale of assets	(42)	(699)	(1,053)
Amortization of other intangible assets	1,520	1,618	1,483
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,077)	85,841	(84,950)
Increase (decrease) in accounts payable and accrued expenses	29,910	(66,470)	46,881
(Increase) decrease in income taxes payable, net	(12,706)	(5,552)	4,673
Other	159	(1,005)	(353)

Net cash provided by operating activities	330,800	408,966	312,585

Investing Activities:
Decrease (increase) in short-term investments	26	(72)	(10)
Purchase of property and equipment	(34,700)	(59,726)	(82,786)
Proceeds from sale of property and equipment	276	369	504
Prepayment on long-term land lease, net	(5,049)	—	(2,820)
Other	(1,901)	204	(2,859)

Net cash used in investing activities	(41,348)	(59,225)	(87,971)

Financing Activities:
Proceeds from issuance of common stock	46,925	51,460	64,985
Repurchases of common stock	(84,509)	(154,178)	(207,584)
Excess tax benefits from stock plans	5,726	10,954	28,105
Dividends paid	(80,555)	(68,103)	(59,748)
Distributions to noncontrolling interest	(1,084)	(879)	(316)
Purchase of noncontrolling interest	(3,851)	—	—

Net cash used in financing activities	(117,348)	(160,746)	(174,558)

Effect of exchange rate changes on cash and cash equivalents	12,797	(22,566)	13,185

Increase in cash and cash equivalents	184,901	166,429	63,241
Cash and cash equivalents at beginning of year	741,028	574,599	511,358

Cash and cash equivalents at end of year	$925,929	741,028	574,599

Interest and Taxes Paid:
Interest	$497	173	83
Income taxes	158,745	172,146	146,353

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Presentation

Expeditors International of Washington, Inc. (“the Company”) is a non-asset based provider of global logistics services operating through a worldwide network of offices, international service centers and exclusive or non-exclusive agents. The Company’s customers include retailing and wholesaling, electronics, and manufacturing companies around the world.

International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, and laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to current tariffs and trade restrictions. The Company cannot predict which, if any, of these proposals may be adopted, nor can the Company predict the effects adoption of any such proposal will have on the Company’s business. Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being affected by governmental policies concerning international trade, the Company’s business may also be affected by political developments and changes in government personnel or policies as well as economic turbulence or security concerns in the nations in which it does business.

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

Certain 2008 and 2007 amounts have been reclassified to conform with the 2009 presentation. Subsequent events have been evaluated through the date of issuance of these financial statements.

All dollar amounts in the notes are presented in thousands except for share data.

B.	Cash Equivalents

All highly liquid investments with a maturity of three months or less at date of purchase are considered to be cash equivalents.

C.	Short-term Investments

Short-term investments have a maturity date of greater than three months at date of purchase and are designated as available-for-sale. Cost approximates market at December 31, 2009 and 2008.

D.	Accounts Receivable

The Company grants credit upon approval to customers. The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded accounts receivable allowances in the amounts of $14,235, $14,414 and $14,830 as of December 31, 2009, 2008 and 2007, respectively. Additions and write-offs have not been significant in any of these years.

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

Expenditures for maintenance, repairs, and replacements of minor items are charged to earnings as incurred. Major upgrades and improvements that extend the life of the asset are capitalized. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income for the period.

Goodwill is recorded net of accumulated amortization of $765 at December 31, 2009 and 2008. For the years ended December 31, 2009 and 2008, the Company performed the required annual impairment test during the fourth quarter and determined that no impairment had occurred.

Other intangibles consist principally of payments made to purchase customer lists of agents in countries where the Company established its own presence by opening offices. Other intangible assets are amortized over their estimated useful lives for periods up to 15 years and are reviewed for impairment if an event or circumstance indicates that an impairment loss may have been incurred.

Balances as of December 31 are as follows:

	2009	2008
Other intangibles	$22,081	22,150
Less accumulated amortization	(17,143)	(15,647)

Other intangibles, net	$4,938	6,503

Aggregate amortization expense for the year ended December 31	$1,520	1,618

Estimated annual amortization expense during each of the next five years is as follows:

2010	$1,345
2011	1,065
2012	927
2013	812
2014	450

F.	Revenues and Revenue Recognition

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

Airfreight services revenues include the charges to the Company for carrying the shipments when the Company acts as a freight consolidator. Ocean freight services revenues include the charges to the Company for carrying the shipments when the Company acts as a Non-Vessel Operating Common Carrier (NVOCC). In each case the Company is acting as an indirect carrier. When acting as an indirect carrier, the Company will issue a House Airway Bill (HAWB) or a House Ocean Bill of Lading (HOBL) to customers as the contract of carriage. In turn, when the freight is physically tendered to a direct carrier, the Company receives a contract of carriage known as a Master Airway Bill for airfreight shipments and a Master Ocean Bill of Lading for ocean shipments. At this point, the risk of loss passes to the carrier, however, in order to claim for any such loss, the customer is first obligated to pay the freight charges.

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

Typically, the fees for each of these services are quoted as separate components, however, customers on occasion will request an all-inclusive rate for a set of services known in the industry as “door-to-door service.” This means that the customer is billed a single rate for all services from pickup at origin to delivery at destination. In these instances, the revenue for origin and destination services, as well as revenue that will be characterized as freight charges, is allocated to branches as set by preexisting Company policy perhaps supplemented by customer specific negotiations between the offices involved. Each of the Company’s branches are separate profit centers and the primary compensation for the branch management group comes in the form of incentive-based compensation calculated directly from the operating income of that branch. This compensation structure ensures that the allocation of revenue and expense among components of services, when provided under an all-inclusive rate, is done in an objective manner on a fair value basis.

The Company presents revenues net of sales and value-added taxes.

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

H.	Net Earnings Attributable to Shareholders per Common Share

Diluted earnings attributable to shareholders per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares represent outstanding stock options and stock purchase rights. Basic earnings attributable to shareholders per share is calculated using the weighted average number of common shares outstanding without taking into consideration dilutive potential common shares outstanding.

I.	Stock Plans

The Company recognizes stock compensation expense based on an estimate of the fair value of awards granted to employees and directors under the Company’s stock option, director restricted stock and employee stock purchase rights plans. This expense, adjusted for expected forfeitures, is recognized on a straight-line basis over the stock awards vesting periods.

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

The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure. Accordingly, the Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world. Such hedging activity during 2009, 2008, and 2007 was insignificant. Net foreign currency gains incurred in 2009 were $1,418. Net foreign currency losses incurred in 2008 were $191. Net foreign currency gains incurred in 2007 were $1,300. The Company had no foreign currency derivatives outstanding at December 31, 2009 and 2008.

K.	Comprehensive Income

Comprehensive income consists of net earnings and other gains and losses affecting equity that, under generally accepted accounting principles in the United States, are excluded from net earnings. For the Company, these consist of foreign currency translation gains and losses and unrealized gains on available for sale securities, net of related income tax effects and comprehensive income attributable to noncontrolling interest.

Accumulated other comprehensive income consisted entirely of foreign currency translation adjustments, net of related income tax effects, as of December 31, 2009 and 2008.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160) and incorporated in Topic 810 – “Consolidation” of the FASB Accounting Standards Codification (Codification). SFAS 160 changes the accounting and reporting for minority interest, which is recharacterized as noncontrolling interest and classified as a component of equity. SFAS 160 modifies the accounting for changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 160 beginning in the first quarter of 2009. Accordingly, minority interest of $17,498, $16,748 and $15,816 as of December 31, 2008, 2007 and 2006, respectively, have been reclassified to the noncontrolling interest section of equity. Also, the presentation of the consolidated balance sheets, statements of earnings, statements of equity and comprehensive income and cash flows have been modified to meet the reporting requirements of SFAS 160. The adoption of this statement had no impact on net earnings attributable to shareholders.

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

In June 2009, the FASB issued Accounting Standards Update (ASU) 2009–No. 1 to Codification Topic 105 – “Generally Accepted Accounting Principles,” based on SFAS No. 168, “FASB Accounting Guidance Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of SFAS No. 162”. This statement establishes that the Codification becomes the single official source of authoritative U.S. GAAP superseding all non-SEC accounting and reporting standards and literature. Only one level of authoritative U.S. GAAP exists and all other literature is considered non-authoritative. The Codification became effective for interim and annual periods ending on or after September 15, 2009. The Company applied the Codification beginning in the third quarter of 2009. Given that the Codification does not change U.S. GAAP this statement had no impact on the Company’s consolidated financial condition or results of operations.

In October 2009, the FASB issued ASU 2009–No. 13 “Multiple-Deliverable Revenue Arrangements”, which amends Codification Topic 605 –“Revenue Recognition”. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. ASU 2009–No. 13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is required to and plans to adopt the provisions of this update beginning in the first quarter of 2011. The Company is currently assessing the impact of the adoption of ASU 2009–No. 13.

NOTE 2. SHAREHOLDERS’ EQUITY

A.	Stock Repurchase Plans

The Company has a Non-Discretionary Stock Repurchase Plan under which management is authorized to repurchase shares of the Company’s common stock in the open market with the proceeds received from the exercise of employee and director stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase shares from 20,000,000 up to 40,000,000 shares. As of December 31, 2009, the Company had repurchased and retired 19,634,439 shares of common stock at an average price of $18.60 per share over the period from 1994 through 2009.

In November 2001, the Board of Directors expanded the Company’s Discretionary Stock Repurchase Plan to allow for the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200,000,000 shares of common stock. As of December 31, 2009, the Company had repurchased and retired 16,848,598 shares of common stock at an average price of $32.21 per share over the period from 2001 through 2009.

B.	Stock Option Plans

At December 31, 2009, the Company has two stock option plans (the “1985 Plan” and the “2009 Plan”) under which the Board of Directors may grant officers and key employees options to purchase common stock at prices equal to or greater than market value on the date of grant. On May 6, 2009, the shareholders approved the Company’s 2009 Plan, which made available a total of 3,000,000 shares of the Company’s common stock for purchase upon exercise of options granted under the 2009 Plan. The 1985 Plan provides for non-qualified grants. The 2009 Plan provides for qualified and non-qualified grants. Grants under the 2009 Plan are limited to not more than 100,000 shares per person. No additional shares can be granted under the 2009 Plan after April 30, 2010. Outstanding options generally vest and become exercisable over periods up to five years from the date of grant and expire no more than 10 years from the date of grant.

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

The following table summarizes by plan stock option activity and shares available for granting of options:

	1985 Plan	2006 Plan	2007 Plan	2008 Plan	2009 Plan	Directors’ Plan
Balance at December 31, 2006	6,912	79,690	—	—	—	128,000
Options authorized	—	—	3,000,000	—	—	—
Options granted	—	—	(1,803,260)	—	—	(128,000)
Options not granted	—	(79,960)	—	—	—	—

Balance at December 31, 2007	6,912	—	1,196,740	—	—	—

Options authorized	—	—	—	3,000,000	—	—
Options granted	—	—	—	(2,088,415)	—	—
Options not granted	—	—	(1,196,740)	—	—	—

Balance at December 31, 2008	6,912	—	—	911,585	—	—

Options authorized	—	—	—	—	3,000,000	—
Options granted	—	—	—	—	(2,449,200)	—
Options not granted	—	—	—	(911,585)	—	—

Balance at December 31, 2009	6,912	—	—	—	550,800	—

C.	Stock Purchase Plan

In May 2002, the shareholders approved the Company’s 2002 Employee Stock Purchase Plan (“2002 Plan”), which became effective August 1, 2002 upon the expiration of the 1988 Employee Stock Purchase Plan (“1988 Plan”) on July 31, 2002. In May 2007, the shareholders approved an amendment to the 2002 Plan to increase by 5,000,000 the number of shares of the Company’s common stock available for purchase under the 2002 Plan. The Company’s amended 2002 Plan provides for 9,305,452 shares of the Company’s common stock, including 305,452 remaining shares transferred from the 1988 Plan, to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year. The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of (1) 85% of the fair market value of the Company’s stock on July 31 or (2) 85% of the fair market value of the Company’s stock on the preceding August 1. At December 31, 2009, an aggregate of 5,207,644 shares had been issued under the 2002 Plan and $10,217 had been withheld in connection with the plan year ending July 31, 2010.

D.	Director Restricted Stock Plan

In May 2008, the shareholders approved the Company’s 2008 Directors’ Restricted Stock Plan (the 2008 Directors’ Plan), which provides for annual awards of restricted stock to non-employee directors and makes 200,000 shares of the Company’s common stock available for grant. The 2008 Directors’ Plan replaced the 1993 Directors’ Non-qualified Stock Option Plan. The plan provides for an annual grant of restricted stock awards with a fair market value equal to $200,000 to each participant. There were 145,637 shares available for granting of restricted stock awards under the 2008 Directors’ Plan as of December 31, 2009. Each restricted stock award under the 2008 Directors’ Plan vests in equal amounts monthly over one year. Restricted shares entitle the grantees to all shareholder rights once vested, except for cash dividends and transfer rights which are forfeited until the final vesting date of the award. If a non-employee director’s service is terminated, any unvested portion of an award will be forfeited unless the Compensation Committee of the Board of Directors determines otherwise.

E.	Stock Option and Restricted Stock Award Activity

The following tables summarize information about stock options and restricted stock awards for the year ended December 31, 2009:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2008	18,836,826	$26.44
Options granted	2,449,200	$37.13
Options exercised	(2,043,470)	$12.93
Options forfeited	(295,361)	$41.36
Options cancelled	(112,575)	$43.07

Outstanding at December 31, 2009	18,834,620	$28.96	5.26 years	$177,196

Exercisable at December 31, 2009	11,029,687	$20.54	3.39 years	$171,047

	Unvested options		Unvested restricted stock awards
	Number of options	Weighted average fair value per share	Number of shares	Weighted average fair value per share
Balance at December 31, 2008	7,981,549	$18.24	10,626	$47.08
Awards granted	2,449,200	$13.84	29,230	$34.21
Awards vested	(2,330,455)	$17.74	(27,321)	$39.05
Awards forfeited	(295,361)	$17.72	(355)	$47.08

Balance at December 31, 2009	7,804,933	$17.03	12,180	$34.21

F.	Share-Based Compensation Expense

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the years ended December 31,
	2009	2008	2007
Dividend yield	1.22 – 1.25%	.72 – .76%	.65%
Volatility – stock option plans	38 – 39%	34 – 37%	33 – 41%
Volatility – stock purchase rights plans	59%	45%	31%
Risk-free interest rates	0.48 – 3.37%	2.28 – 3.46%	4.69 – 4.96%
Expected life (years) – stock option plans	6.09 – 7.86	6.37 – 7.99	6.15 – 8.70
Expected life (years) – stock purchase rights plans	1	1	1
Weighted average fair value of stock options granted during the period	$13.84	$17.84	$18.49
Weighted average fair value of stock purchase rights granted during the period	$12.78	$11.12	$12.81

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

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was approximately $38 million, $61 million and $138 million, respectively. The estimated fair value of options vested during the years ended December 31, 2009, 2008 and 2007 was approximately $41 million, $29 million and $28 million, respectively. The estimated fair value of restricted stock awards vested during the year ended December 31, 2009 and 2008 was approximately $1,100 and $700, respectively.

As of December 31, 2009, the total unrecognized compensation cost related to unvested stock options, unvested restricted stock awards and stock purchase rights is $83 million and the weighted average period over which that cost is expected to be recognized is 2.9 years.

Total stock compensation expense and the total related tax benefit recognized as follows:

	For the years ended December 31,
	2009	2008	2007
Stock compensation expense	$39,135	$44,879	$44,917
Recognized tax benefit	$258	$1,283	$1,714

Shares issued as a result of stock option exercises, restricted stock awards and employee stock plan purchases are issued as new shares outstanding by the Company’s transfer agent.

NOTE 3. BASIC AND DILUTED EARNINGS PER SHARE

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders per share.

	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2009
Basic earnings attributable to shareholders	$240,217	212,112,744	$1.13
Effect of dilutive potential common shares	—	4,420,496	—

Diluted earnings attributable to shareholders	$240,217	216,533,240	$1.11

	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2008
Basic earnings attributable to shareholders	$301,014	212,755,946	$1.41
Effect of dilutive potential common shares	—	6,414,057	—

Diluted earnings attributable to shareholders	$301,014	219,170,003	$1.37

2007
Basic earnings attributable to shareholders	$269,154	213,314,761	$1.26
Effect of dilutive potential common shares	—	8,485,107	—

Diluted earnings attributable to shareholders	$269,154	221,799,868	$1.21

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

Years ended December 31,	2009	2008	2007
Shares	8,698,730	6,604,623	4,760,520

NOTE 4. INCOME TAXES

Income tax expense includes the following components:

	Federal	State	Foreign	Total
2009
Current	$62,865	10,908	90,311	164,084
Deferred	(1,388)	(221)	—	(1,609)

	$61,477	10,687	90,311	162,475

2008
Current	$65,867	12,489	101,887	180,243
Deferred	15,996	354	—	16,350

	$81,863	12,843	101,887	196,593

2007
Current	$65,799	9,825	85,200	160,824
Deferred	18,274	717	—	18,991

	$84,073	10,542	85,200	179,815

Income tax expense differs from amounts computed by applying the United States Federal income tax rate of 35% to earnings before income taxes as a result of the following:

	2009	2008	2007
Computed “expected” tax expense	$141,005	174,850	157,386

Increase in income taxes resulting from:
State income taxes, net of Federal income tax benefit	6,947	8,347	6,852
Nondeductible stock compensation expense, net	11,586	12,768	11,856
Other, net	2,937	628	3,721

	$162,475	196,593	179,815

The components of earnings before income taxes are as follows:

	2009	2008	2007
United States	$117,889	126,659	117,447
Foreign	284,983	372,913	332,226

	$402,872	499,572	449,673

The tax effects of temporary differences and tax credits that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are as follows:

Years ended December 31,	2009	2008
Deferred Tax Assets:
Accrued third party charges, deductible for taxes upon economic performance (i.e. actual payment)	$4,853	4,406
Provision for doubtful accounts receivable	2,301	2,270
Excess of financial statement over tax depreciation	7,550	6,912
Foreign currency translation adjustment	—	8,341
Retained liability for cargo claims	1,286	764
Capital loss	598	623
Deductible stock compensation expense, net	9,870	11,208

Total gross deferred tax assets	26,458	34,524
Deferred Tax Liabilities:
Unremitted foreign earnings, net of related foreign tax credits	(71,675)	(72,590)
Foreign currency translation adjustment	(331)	—
Other	(103)	(522)

Total gross deferred tax liabilities	$(72,109)	(73,112)

Net deferred tax liabilities	$(45,651)	(38,588)

Current deferred tax assets	$(8,338)	(7,986)

Noncurrent deferred tax liabilities	$(53,989)	(46,574)

Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of December 31, 2009 and 2008.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2006. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years prior to 2001. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the years ended December 31, 2009, 2008 and 2007.

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

	December 31, 2009		December 31, 2008
	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents:
Cash and overnight deposits	$387,612	$387,612	$344,853	$344,853
Corporate commercial paper	489,557	489,626	317,230	317,796
Time deposits	48,760	48,760	78,945	78,945

Total cash and cash equivalents	925,929	925,998	741,028	741,594

Short-term investments:
Time deposits	655	655	658	658

Total	$926,584	$926,653	$741,686	$742,252

The fair value of corporate commercial paper is based on the use of market interest rates for identical or similar assets.

NOTE 6. CREDIT ARRANGEMENTS

Certain of the Company’s foreign subsidiaries maintain bank lines of credit for short-term working capital purposes. These credit lines are supported by standby letters of credit issued by a United States bank, or guarantees issued by the Company to the foreign banks issuing the credit line. Lines of credit totaling $25,839 and $22,284 at December 31, 2009 and 2008, respectively, bear interest at rates up to 4% over the foreign banks’ equivalent prime rates. At December 31, 2009, the Company had no amounts outstanding under these lines and was contingently liable for approximately $78,465 under outstanding standby letters of credit and guarantees. In addition, the Company maintains a bank facility with its U.K. bank for $11,366 which is available for issuances of standby letters of credit.

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

At December 31, 2009, the Company was in compliance with all restrictive covenants of these credit lines and the associated credit facilities.

NOTE 7. COMMITMENTS

A.	Leases

The Company occupies office and warehouse facilities under terms of operating leases expiring up to 2020. The Company also has two long term leasing arrangements to use land, for which the usage rights were entirely prepaid in 2009 and 2007. Usage rights for those arrangements are recognized in rent expense over the lease terms up to 2057. Total rent expense for 2009, 2008 and 2007 was $52,581, $54,059 and $48,200, respectively.

At December 31, 2009, future minimum annual lease payments under all leases are as follows:

2010	$41,149
2011	28,422
2012	22,828
2013	17,354
2014	9,995
Thereafter	15,159

$134,907

B.	Unconditional Purchase Obligations

The Company enters into short-term agreements with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. The Company only enters into agreements that management believes the Company can fulfill with relative ease. Historically, the Company has not paid for guaranteed space that it has not used. Management believes, in line with historical experience, committed purchase obligations outstanding as of December 31, 2009 of $222,939, will be fulfilled during 2010 in the Company’s ordinary course of business.

C.	Employee Benefits

The Company has employee savings plans under which the Company provides a discretionary matching contribution. In 2009, 2008 and 2007, the Company’s contributions under the plans were $6,100, $6,196, and $6,790, respectively.

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

On January 3, 2008, the Company was named as a defendant, with seven other European and North American-based global logistics providers, in a Federal antitrust class action lawsuit filed in the United States District Court of the Eastern District of New York, Precision Associates, Inc. et al v. Panalpina World Transport, No. 08-CV0042. On July 21, 2009, the plaintiffs filed an amended complaint adding a number of new third party defendants and various claims which they assert to violate the Sherman Act. The plaintiffs’ amended complaint, which purports to be brought on behalf of a class of customers (and has not yet been certified), asserts claims that the defendants engaged in price fixing regarding eight discrete surcharges in violation of the Sherman Act. The allegations concerning the Company relate to two of these surcharges. The amended complaint seeks unspecified damages and injunctive relief. The Company believes that these allegations are without merit and intends to vigorously defend itself. On August 13, 2009, the Company filed a motion to dismiss the amended complaint for failure to state a claim, which is currently pending before the Court. Plaintiffs filed their opposition to the Company’s motion on January 30, 2010 and the motion is currently pending before the Court.

On June 18, 2008, the European Commission (EC) issued a request for information to the Company’s UK subsidiary, Expeditors International (UK) Ltd., requesting certain information relating to an ongoing investigation of freight forwarders. The Company replied to the request. On February 18, 2009, the EC issued another request for information to the same subsidiary requesting certain additional information in connection with the EC’s ongoing investigation of freight forwarders. The Company replied to the request. On February 10, 2010, the Company and its Hong Kong subsidiary, Expeditors Hong Kong Limited, received a Statement of Objections (SO) from the EC. The SO initiates a proceeding against the Company alleging possible anti-competitive behavior contrary to European Union rules on competition. Specific to the Company, the allegations in the SO are limited to the period from August 2005 to June 2006 and only concern airfreight trade lanes between South China/Hong Kong and the European Economic Area. The Company intends to vigorously defend itself against the allegations. The Company expects to incur additional costs during the course of this ongoing proceeding, which could include administrative fines if the EC concludes that the Company has engaged in anti-competitive behavior and such fines could have a material impact on the Company’s financial position, results of operations and operating cash flows.

The Company has incurred less than $1 million, and approximately $10 million and $4 million for the years ended December 31, 2009, 2008 and 2007, respectively, in legal and associated costs on the above matters. At this time the Company is unable to estimate the range of loss or damages, if any, that might result as an outcome of any of these proceedings. These government investigations and the related litigation matters are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include substantial monetary damages and, in matters in which injunctive relief or other conduct remedies are sought, an injunction or other order relating to business conduct. Were unfavorable final outcomes to occur, the Company’s business, results of operations, financial position, and overall trends could be materially harmed.

The Company is involved in other claims and lawsuits which arise in the ordinary course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s operations or financial position.

NOTE 9. BUSINESS SEGMENT INFORMATION

Financial information regarding 2009, 2008 and 2007 operations by the Company’s designated geographic areas are as follows:

	United States	Other North America	Latin America	Asia	Europe and Africa	Middle East and India	Australasia	Elimi- nations	Consoli- dated
2009
Revenues from unaffiliated customers	$982,103	129,272	64,060	2,035,568	582,759	232,766	65,755	—	4,092,283
Transfers between geographic areas	75,964	7,344	13,520	16,624	27,699	14,602	10,147	(165,900)	—

Total revenues	$1,058,067	136,616	77,580	2,052,192	610,458	247,368	75,902	(165,900)	4,092,283

Net revenues	$547,879	65,331	44,182	372,033	229,432	82,335	41,594	—	1,382,786
Operating income	$117,908	20,253	12,538	155,158	43,953	23,050	12,141	—	385,001
Identifiable assets at year end	$1,188,111	82,166	42,478	454,023	387,494	128,690	39,315	1,445	2,323,722
Capital expenditures	$24,908	724	688	2,018	3,407	2,201	754	—	34,700
Depreciation and amortization	$21,010	1,391	1,087	7,446	5,968	2,473	660	—	40,035
Equity	$965,620	40,421	17,809	338,208	148,592	77,566	24,796	(51,665)	1,561,347

2008
Revenues from unaffiliated customers	$1,269,858	162,730	81,586	2,974,328	789,442	274,094	81,840	—	5,633,878
Transfers between geographic areas	108,864	10,205	15,742	21,156	44,721	17,598	8,888	(227,174)	—

Total revenues	$1,378,722	172,935	97,328	2,995,484	834,163	291,692	90,728	(227,174)	5,633,878

Net revenues	$622,367	75,376	52,334	436,050	280,229	86,712	50,193	—	1,603,261

Operating income	$119,115	20,094	15,059	213,555	63,156	25,795	16,362	—	473,136
Identifiable assets at year end	$978,189	64,652	44,377	469,819	392,820	116,167	30,364	4,451	2,100,839
Capital expenditures	$25,640	2,149	1,158	20,359	7,074	2,836	510	—	59,726
Depreciation and amortization	$21,558	1,347	1,177	6,294	6,470	2,274	883	—	40,003
Equity	$773,565	32,530	26,030	357,855	138,710	60,504	18,593	(23,871)	1,383,916

2007
Revenues from unaffiliated customers	$1,077,872	134,436	71,176	2,959,873	684,661	236,062	71,091	—	5,235,171
Transfers between geographic areas	105,830	9,030	11,073	18,234	36,563	13,883	7,854	(202,467)	—

Total revenues	$1,183,702	143,466	82,249	2,978,107	721,224	249,945	78,945	(202,467)	5,235,171

Net revenues	$590,147	65,534	39,711	402,613	245,761	67,151	42,044	—	1,452,961
Operating income	$111,569	17,497	9,683	199,389	53,837	19,060	12,365	—	423,400
Identifiable assets at year end	$942,500	72,150	43,195	421,578	443,758	100,934	34,174	10,316	2,068,605
Capital expenditures	$25,491	1,899	1,205	41,773	7,879	3,119	1,420	—	82,786
Depreciation and amortization	$21,315	1,321	1,412	4,917	7,759	1,657	922	—	39,303
Equity	$810,639	33,272	23,378	169,199	158,194	49,386	19,681	(19,830)	1,243,319

Other than the United States, only the People’s Republic of China, including Hong Kong, represented more than 10% of the Company’s total revenue, net revenue or total identifiable assets in any period presented as noted in the table below.

	2009	2008	2007
Total revenues	34%	36%	38%
Net revenues	17%	16%	16%
Identifiable assets at year end	13%	14%	11%

NOTE 10. QUARTERLY RESULTS (UNAUDITED)

	1st	2nd	3rd	4th
2009

Revenues	$912,685	895,360	1,037,327	1,246,911

Net revenues	336,515	330,047	346,512	369,712

Net earnings	59,369	53,814	57,564	69,650

Net earnings attributable to shareholders	59,260	54,070	57,752	69,135

Diluted earnings attributable to shareholders per share	.27	.25	.27	.32

Basic earnings attributable to shareholder per share	.28	.25	.27	.33

2008

Revenues	$1,307,321	1,454,255	1,564,913	1,307,389

Net revenues	374,328	397,325	429,127	402,481

Net earnings	66,521	71,606	86,146	78,706

Net earnings attributable to shareholders	66,472	71,249	85,565	77,728

Diluted earnings attributable to shareholder per share	.30	.32	.39	.36

Basic earnings attributable to shareholder per share	.31	.33	.40	.37

Net revenues are determined by deducting freight consolidation costs from total revenues. The sum of quarterly per share data may not equal the per share total reported for the year.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

ANNUAL REPORT

ON

FORM 10-K

FOR FISCAL YEAR ENDED

DECEMBER 31, 2009

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document