Form 10-Q
period 2010-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2010-05-07
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At May 3, 2010, the number of shares outstanding of the issuer’s Common Stock was 212,888,523.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2010	December 31, 2009
Current Assets:
Cash and cash equivalents	$1,041,648	$925,929
Short-term investments	713	655
Accounts receivable, less allowance for doubtful accounts of $15,081 at March 31, 2010 and $14,235 at December 31, 2009	817,936	810,369
Deferred Federal and state income taxes	8,494	8,338
Other	24,158	42,539

Total current assets	1,892,949	1,787,830
Property and equipment, less accumulated depreciation and amortization of $263,694 at March 31, 2010 and $264,372 at December 31, 2009	488,983	495,701
Goodwill, net	7,927	7,927
Other intangibles, net	4,541	4,938
Other assets, net	27,679	27,326

Total assets	$2,422,079	$2,323,722

Current Liabilities:
Accounts payable	567,885	546,675
Accrued expenses, primarily salaries and related costs	162,133	145,545
Federal, state and foreign income taxes	18,419	16,166

Total current liabilities	748,437	708,386
Deferred Federal and state income taxes	44,706	53,989
Commitments and contingencies

Shareholders’ Equity:
Preferred stock, none issued.	0	0
Common stock, par value $.01 per share.
Issued and outstanding 212,569,202 shares at March 31, 2010, and 212,025,494 shares at December 31, 2009	2,126	2,120
Additional paid-in capital	27,671	18,265
Retained earnings	1,593,265	1,532,018
Accumulated other comprehensive (loss) income	(2,515)	604

Total shareholders’ equity	1,620,547	1,553,007
Noncontrolling interest	8,389	8,340

Total equity	1,628,936	1,561,347

Total liabilities and equity	$2,422,079	$2,323,722

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except share data)

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenues:
Airfreight services	$559,383	$374,456
Ocean freight and ocean services	381,244	318,634
Customs brokerage and other services	260,482	219,595

Total revenues	1,201,109	912,685

Operating Expenses:
Airfreight consolidation	427,342	250,369
Ocean freight consolidation	301,090	238,226
Customs brokerage and other services	110,854	87,575
Salaries and related costs	199,848	187,209
Rent and occupancy costs	19,227	18,724
Depreciation and amortization	9,395	9,958
Selling and promotion	7,035	6,222
Other	25,777	22,928

Total operating expenses	1,100,568	821,211

Operating income	100,541	91,474

Other Income (Expense):
Interest income	1,775	3,606
Interest expense	(87)	(15)
Other, net	609	4,553

Other income, net	2,297	8,144

Earnings before income taxes	102,838	99,618
Income tax expense	41,528	40,249

Net earnings	61,310	59,369

Less: net earnings attributable to the noncontrolling interest	63	109

Net earnings attributable to shareholders	$61,247	$59,260

Diluted earnings attributable to shareholders per share	$.28	$.27

Basic earnings attributable to shareholders per share	$.29	$.28

Weighted average diluted shares outstanding	216,630,436	216,319,959

Weighted average basic shares outstanding	212,192,710	212,100,504

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2010	2009
Operating Activities:
Net earnings	$61,310	$59,369
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	2,443	2,644
Deferred income tax (benefit) expense	(7,728)	6,451
Excess tax benefits from stock plans	(4,012)	(3,062)
Stock compensation expense	11,198	6,900
Depreciation and amortization	9,395	9,958
Gain on sale of assets	(295)	(4)
Other	478	362
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(12,965)	153,964
Increase in other current assets	(1,811)	(15)
Increase (decrease) in accounts payable and accrued expenses	43,169	(80,170)
Increase in income taxes payable, net	25,941	15,885

Net cash provided by operating activities	127,123	172,282

Investing Activities:
(Increase) decrease in short-term investments	(36)	44
Purchase of property and equipment	(7,582)	(8,656)
Proceeds from sale of property and equipment	59	44
Other	(188)	(1,482)

Net cash used in investing activities	(7,747)	(10,050)

Financing Activities:
Proceeds from issuance of common stock	12,220	8,536
Repurchases of common stock	(18,019)	(19,212)
Excess tax benefits from stock plans	4,012	3,062
Purchase of noncontrolling interest	0	(2,122)

Net cash used in financing activities	(1,787)	(9,736)

Effect of exchange rate changes on cash and cash equivalents	(1,870)	(9,845)

Increase in cash and cash equivalents	115,719	142,651
Cash and cash equivalents at beginning of period	925,929	741,028

Cash and cash equivalents at end of period	$1,041,648	$883,679

Interest and Taxes Paid:
Interest	$87	$15
Income taxes	19,996	15,364

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

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on February 26, 2010.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain 2009 amounts have been reclassified to conform with the 2010 presentation.

B. Accounts Receivable

The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded accounts receivable allowances in the amounts of $15,081 as of March 31, 2010 and $14,235 as of December 31, 2009. Additions and write-offs have not been significant in the periods presented.

C. Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, these consist of foreign currency translation adjustments, net of related income tax effects, and comprehensive income attributable to the noncontrolling interests.

D. Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

E. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2009–No. 13 “Multiple-Deliverable Revenue Arrangements”, which amends Accounting Standards Codification Topic 605 –“Revenue Recognition”. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. ASU 2009–No. 13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is required to and plans to adopt the provisions of this update beginning in the first quarter of 2011. The Company is currently assessing the impact of the adoption of ASU 2009–No. 13.

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

Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the three months ended March 31, 2010 and 2009. Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of March 31, 2010 and December 31, 2009.

Note 3. Share-Based Compensation

The Company provides compensation benefits by granting stock options and employee stock purchase rights to its employees and restricted shares to its directors. The Company recognizes compensation expense based on the estimated fair value of options awarded under its stock option and employee stock purchase rights plans. The stock compensation expense, adjusted for expected forfeitures, is recognized on a straight-line basis over the vesting period. The forfeiture assumption used to calculate compensation expense is primarily based on historical pre-vesting employee forfeiture patterns. The Company’s annual grant of option awards generally takes place during the second quarter of each fiscal year and no grants were made in the quarters ended March 31, 2010 and 2009. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are generally made in the third quarter of each fiscal year and none were issued in the quarters ended March 31, 2010 and 2009.

Total stock compensation expense and the total related tax benefit are recognized as follows:

	For the three months ended March 31,
	2010	2009
Stock compensation expense	$11,198	6,900
Recognized tax benefit	57	77

Note 4. Basic and Diluted Earnings per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders per share:

	Three months ended March 31,
(Amounts in thousands, except share and per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2010
Basic earnings attributable to shareholders	$61,247	212,192,710.29
Effect of dilutive potential common shares	—	4,437,726	—

Dilutive earnings attributable to shareholders	$61,247	216,630,436.28

2009
Basic earnings attributable to shareholders	$59,260	212,100,504.28
Effect of dilutive potential common shares	—	4,219,455	—

Dilutive earnings attributable to shareholders	$59,260	216,319,959.27

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	For the three months ended March 31,
	2010	2009
Shares	8,609,930	6,690,423

Note 5. Components of Equity and Comprehensive Income

The components of equity and comprehensive income for the three months ended March 31, 2010 and 2009 are as follows:

	Shareholders' equity	Non controlling interest	Total equity
Balance at December 31, 2009	$1,553,007	8,340	1,561,347
Exercise of stock options	12,220	—	12,220
Shares repurchased under provisions of stock repurchase plans	(18,019)	—	(18,019)
Stock compensation expense	11,198	—	11,198
Tax benefits from stock plans	4,012	—	4,012
Comprehensive Income:
Net earnings	61,247	63	61,310
Foreign currency translation adjustments, net of tax of $1,711	(3,118)	(14)	(3,132)

Total comprehensive income	58,129	49	58,178

Balance at March 31, 2010	$1,620,547	8,389	1,628,936

	Shareholders' equity	Non controlling interest	Total equity
Balance at December 31, 2008	$1,366,418	17,498	1,383,916
Exercise of stock options	8,536	—	8,536
Shares repurchased under provisions of stock repurchase plans	(19,212)	—	(19,212)
Stock compensation expense	6,900	—	6,900
Tax benefits from stock plans	3,062	—	3,062
Purchase of noncontrolling interest	(281)	(186)	(467)
Comprehensive Income:
Net earnings	59,260	109	59,369
Foreign currency translation adjustments, net of tax of $6,305	(11,496)	(16)	(11,512)

Total comprehensive income	47,764	93	47,857

Distributions or declaration of dividends to noncontrolling interest(1)	—	(8,058)	(8,058)

Balance at March 31, 2009	$1,413,187	9,347	1,422,534

(1) Amount of earnings owed to the noncontrolling interest at the time their ownership interest was purchased. These earnings, reclassified from noncontrolling interest to accounts payable, were distributed in periods subsequent to the effective date of the purchase, including $1,655 paid during the quarter ended March 31, 2009.

Subsequent to the end of the quarter, on May 5, 2010, the Board of Directors declared a semi-annual cash dividend of $0.20 per share payable on June 15, 2010 to shareholders of record as of June 1, 2010.

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

	March 31, 2010		December 31, 2009
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$404,037	$404,037	$387,612	$387,612
Corporate commercial paper	581,189	581,297	489,557	489,626
Time deposits	56,422	56,422	48,760	48,760

Total cash and cash equivalents	1,041,648	1,041,756	925,929	925,998

Short-Term Investments:
Time deposits	713	713	655	655

Total	$1,042,361	$1,042,469	$926,584	$926,653

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

On January 3, 2008, the Company was named as a defendant, with seven other European and North American-based global logistics providers, in a Federal antitrust class action lawsuit filed in the United States District Court of the Eastern District of New York, Precision Associates, Inc. et al v. Panalpina World Transport, No. 08-CV0042. On July 21, 2009, the plaintiffs filed an amended complaint adding a number of new third party defendants and various claims which they assert to violate the Sherman Act. The plaintiffs’ amended complaint, which purports to be brought on behalf of a class of customers (and has not yet been certified), asserts claims that the defendants engaged in price fixing regarding eight discrete surcharges in violation of the Sherman Act. The allegations concerning the Company relate to two of these surcharges. The amended complaint seeks unspecified damages and injunctive relief. The Company believes that these allegations are without merit and intends to vigorously defend itself. On August 13, 2009, the Company filed a motion to dismiss the amended complaint for failure to state a claim. Plaintiffs filed their opposition to the Company’s motion on January 30, 2010, to which the Company filed a reply, and the motion is currently pending before the Court.

On June 18, 2008, the European Commission (EC) issued a request for information to the Company’s UK subsidiary, Expeditors International (UK) Ltd., requesting certain information relating to an ongoing investigation of freight forwarders. The Company replied to the request. On February 18, 2009, the EC issued another request for information to the same subsidiary requesting certain additional information in connection with the EC’s ongoing investigation of freight forwarders. The Company replied to the request. On February 10, 2010, the Company and its Hong Kong subsidiary, Expeditors Hong Kong Limited, received a Statement of Objections (SO) from the EC. The SO initiates a proceeding against the Company alleging anti-competitive behavior contrary to European Union rules on competition. Specific to the Company, the allegations in the SO are limited to the period from August 2005 to June 2006 and only concern airfreight trade lanes between South China/Hong Kong and the European Economic Area. The Company responded to the allegations in the SO on April 12, 2010. The Company intends to vigorously defend itself against the allegations. The Company expects to incur additional costs during the course of this ongoing proceeding, which could include administrative fines if the EC concludes that the Company has engaged in anti-competitive behavior and such fines could have a material impact on the Company’s financial position, results of operations and operating cash flows.

The Company has incurred $600 and less than $100 for the three months ended March 31, 2010 and 2009, respectively, in legal and associated costs on the above matters. Since the beginning of these proceedings in 2007, the Company has incurred approximately $15 million in legal and associated costs on the above matters. At this time the Company is unable to estimate the range of loss or damages, if any, that might result as an outcome of any of these proceedings. These government investigations and the related litigation matters are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include substantial monetary damages and, in matters in which injunctive relief or other conduct remedies are sought, an injunction or other order relating to business conduct. Were unfavorable final outcomes to occur, the Company’s business, results of operations, financial position, and overall trends could be materially harmed.

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

Financial information regarding the Company’s operations by geographic area are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	ASIA	EUROPE and AFRICA	MIDDLE EAST and INDIA	AUSTRAL- ASIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended March 31, 2010:
Revenues from unaffiliated customers	$286,936	35,612	16,296	618,889	161,845	63,232	18,299	—	1,201,109
Transfers between geographic areas	18,743	1,809	3,661	4,777	7,933	3,576	2,333	(42,832)	—

Total revenues	$305,679	37,421	19,957	623,666	169,778	66,808	20,632	(42,832)	1,201,109

Net revenues	$146,905	16,422	11,518	95,995	59,923	19,946	11,114	—	361,823
Operating income	$38,174	3,899	3,531	35,889	11,854	4,325	2,869	—	100,541
Identifiable assets at quarter end	$1,249,106	75,890	44,236	488,232	392,163	128,524	41,339	2,589	2,422,079
Capital expenditures	$4,474	176	277	626	1,221	744	64	—	7,582
Depreciation and amortization	$5,022	353	205	1,712	1,312	607	184	—	9,395
Equity	$1,006,340	43,773	20,618	339,108	148,484	74,499	27,352	(31,238)	1,628,936

Three months ended March 31, 2009:
Revenues from unaffiliated customers	$236,328	29,767	16,131	428,282	132,865	57,112	12,200	—	912,685
Transfers between geographic areas	18,508	1,882	3,441	3,732	6,773	3,567	2,302	(40,205)	—

Total revenues	$254,836	31,649	19,572	432,014	139,638	60,679	14,502	(40,205)	912,685

Net revenues	$131,147	16,199	10,513	94,698	54,118	21,074	8,766	—	336,515
Operating income	$30,636	4,339	2,365	38,227	8,771	4,339	2,797	—	91,474
Identifiable assets at quarter end	$1,002,406	65,796	35,452	482,508	332,538	113,795	23,232	(905)	2,054,822
Capital expenditures	$6,095	149	231	543	1,086	340	212	—	8,656
Depreciation and amortization	$5,310	326	238	1,933	1,406	594	151	—	9,958
Equity	$799,897	35,366	26,771	375,994	131,995	62,794	13,781	(24,064)	1,422,534

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

Certain portions of this report on Form 10-Q including the section entitled “Currency and Other Risk Factors” and “Liquidity and Capital Resources” contain forward-looking statements, which must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. In addition to risk factors identified elsewhere in this report, attention should be given to the factors identified and discussed in the report on Form 10-K filed on February 26, 2010.

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

As a non-asset based carrier, the Company does not own transportation assets. Rather, the Company generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers. The difference between the rate billed to customers (the sell rate), and the rate paid to the carrier (the buy rate) is termed “net revenue” or “yield.” By consolidating shipments from multiple customers and concentrating its buying power, the Company is able to negotiate favorable buy rates from the direct carriers, while at the same time offering lower sell rates than customers would otherwise be able to negotiate themselves. In the first quarter of 2010, buy rates continued to be challenging as demand increased while carriers limited overall capacity. The combination of reduced capacity, price volatility and fewer shipping options offered by carriers continues to challenge the Company’s ability to maintain historical unitary profitability.

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

Primarily as a result of the global economic downturn that started in the second half of 2008, the Company’s air and ocean volumes were at exceptionally low levels in the first quarter of 2009. In the fourth quarter of 2009, the Company’s air and ocean volumes began to improve and this trend continued through the first quarter of 2010. At this point in time, the Company cannot predict whether this trend will continue or the potential impact of any global economic recovery.

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

In terms of the opportunities, challenges and risks that management is focused on in 2010, the Company operates in 60 countries throughout the world in the competitive global logistics industry and Company activities are tied directly to the global economy. From the inception of the Company, management has believed that the elements required for a successful global service organization can only be assured through recruiting, training, and ultimately retaining superior personnel. The Company’s greatest challenge is now and always has been perpetuating a consistent global culture which demands:

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

For the three month periods ended March 31, 2010 and 2009, no options were granted by the Company.

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

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three-month periods ended March 31, 2010 and 2009, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended March 31,
	2010		2009
	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)
Net Revenues:
Airfreight services	$132,041	37%	$124,087	37%
Ocean freight and ocean services	80,154	22	80,408	24
Customs brokerage and other services	149,628	41	132,020	39

Net revenues	361,823	100	336,515	100

Overhead Expenses:
Salaries and related costs	199,848	55	187,209	56
Other	61,434	17	57,832	17

Total overhead expenses	261,282	72	245,041	73

Operating income	100,541	28	91,474	27
Other income, net	2,297	0	8,144	3

Earnings before income taxes	102,838	28	99,618	30
Income tax expense	41,528	11	40,249	12

Net earnings	61,310	17	59,369	18
Less: net earnings attributable to noncontrolling interest	63	0	109	0

Net earnings attributable to shareholders	$61,247	17%	$59,260	18%

Airfreight services net revenues increased 6% for the three-month period ended March 31, 2010, as compared with the same period for 2009. The increase in global airfreight services net revenues was primarily due to a 41% increase in airfreight tonnage offset by a 33% decrease in net revenue per kilo. North America, Asia and Europe airfreight export tonnage increased 42%, 48% and 29%, respectively, for the first quarter of 2010 as compared with the same period in 2009. Whereas, airfreight services net revenue increased 23% and 9% in North America and Europe, respectively, Asia’s decreased 7% primarily due to lower net revenue per kilo in the first quarter of 2010 as compared with the same period in 2009.

The increase in airfreight tonnage is primarily due to improvements in the global economy which began in the fourth quarter of 2009. During the first quarter of 2009, net revenue per kilo was higher than historical levels as the Company benefited from favorable buying opportunities that existed in a number of short-term spot markets. Net revenue per kilo in the first quarter of 2010 was lower as spot market buying opportunities were not available because carriers continued to limit capacity even as demand increased, which increased buy rates. In contrast to the first quarter of 2009, net revenue per kilo in the first quarter of 2010 was more in line with the Company’s historical experience.

Ocean freight and ocean services net revenues remained constant for the three-month period ended March 31, 2010, as compared with the same period for 2009. North America and Europe ocean freight net revenues decreased approximately 6% and 3%, respectively, for the first quarter of 2010 as compared with the same period in 2009. Asia ocean freight net revenues increased 8% for the first quarter of 2010 as compared with the same period in 2009.

Ocean freight net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The majority of the Company’s ocean freight net revenue is derived from ocean freight consolidation which represented 49% and 55% of ocean freight net revenue for the three-month periods ended March 31, 2010 and 2009, respectively.

Ocean freight consolidation net revenue decreased 12%, for the first quarter of 2010 as compared with the same period in 2009, primarily due to a 23% decrease in net revenue per container, partially offset by a 15% increase in volume as measured in terms of forty-foot container equivalent units (FEUs). Direct ocean forwarding and order management, which are primarily fee-based, increased 7% and 26%, respectively, for the first quarter of 2010 as compared with the same period in 2009 primarily due to an increase in volume.

The increase in ocean volumes is primarily due to an improvement in the global economy which began in the fourth quarter of 2009. Similar to the airfreight market, in the first quarter of 2009, net revenue per container was higher than historical levels as the Company benefited from favorable buying opportunities that existed in a number of short-term spot markets. Net revenue per container in the first quarter of 2010 was lower as spot market buying opportunities were not available because steamship lines continued to limit capacity even as demand increased, which increased buy rates. In contrast to the first quarter of 2009, net revenue per container in the first quarter of 2010 was more in line with the Company’s historical experience.

Customs brokerage and other services net revenues increased 13% for the three-month period ended March 31, 2010, as compared with the same period for 2009, primarily as a result of increases in air and ocean freight volumes. Customers continue to seek out customs brokers with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.

Salaries and related costs increased 7% during the three-month period ended March 31, 2010, as compared with the same period in 2009, primarily as a result of larger bonuses earned from achieving a higher operating income and higher stock compensation expense.

The effects of including stock-based compensation expense in salaries and related costs are as follows:

	Three months ended March 31,
	2010	2009
Salaries and related costs	$199,848	$187,209
As a % of net revenue	55.2%	55.6%
Stock compensation expense	$11,198	$6,900
As a % of salaries and related costs	5.6%	3.7%
As a % of net revenue	3.1%	2.1%

Excluding stock compensation expense, salaries and related costs as a percentage of net revenue decreased 144 basis points for the three months ended March 31, 2010, as compared with the same period for 2009. Stock compensation expense increased 62% for the three-month period ended March 31, 2010, as compared with the same period for 2009, primarily a result of a $4 million “true up” credit recorded in the first quarter of 2009 for the difference between the higher actual pre-vesting forfeiture experience and the pre-vesting forfeiture assumptions used to calculate stock option expense. The net impact on salaries and related costs was $3 million after consideration of the effect on bonuses.

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

Other overhead expenses increased 6% for the three-month period ended March 31, 2010, as compared with the same period in 2009, primarily as a result of higher business taxes and increased travel and legal expenses. Legal and related expenses during this same period increased approximately $600, primarily attributable to preparing the Company’s response to a Statement of Objections issued by the European Commission as described further in Part II—Item 1 on this report on Form 10-Q entitled “Legal Proceedings”. The Company believes that legal and related expenses will continue to increase in 2010 as compared to 2009 primarily as a result of responding to the Statement of Objections. The Company will continue to incur legal costs, which could be substantial and include judgments, fines and/or penalties, until these proceedings are concluded. Further, the Company periodically conducts reviews of the operations and procedures of its offices worldwide relating to compliance with applicable laws and regulations. If the governmental regulatory agencies conclude that the Company has engaged in anti-competitive behavior or in the event of an adverse judgment in the class action lawsuit, such judgments, fines and/or penalties could have a material impact on the Company’s financial condition, results of operations and operating cash flows. Other overhead expenses as a percentage of net revenues remained constant for the three-month period ended 2010, as compared with the same period in 2009.

Other income, net, decreased as a percentage of net revenues for the three-month period ended March 31, 2010 due to lower interest income and foreign exchange losses in 2010 compared to foreign exchange gains in 2009.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate remained constant at approximately 40.4% for the three-month periods ended March 31, 2010 and 2009.

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

The primary competitive factors in the international logistics industry continue to be price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. The Company emphasizes quality customer service and believes that its prices are competitive with those of others in the industry. Larger customers utilize more sophisticated and efficient procedures for the management of the logistics supply chain by embracing strategies such as just-in-time inventory management. The Company believes that this trend has resulted in customers using fewer service providers with greater technological capacity and more consistent global coverage. Accordingly, sophisticated computerized customer service capabilities and a stable worldwide network have become significant factors in attracting and retaining customers.

Developing these systems and a worldwide network has added a considerable indirect cost to the services provided to customers. Smaller and middle-tier competitors, in general, do not have the resources available to develop customized systems and a worldwide network.

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses. Any such hedging activity during the three months ended March 31, 2010 and 2009 was insignificant. During the three months ended March 31, 2010 and 2009, the Company incurred net foreign exchange losses of approximately $2 million and gains of approximately $3 million, respectively. The Company had no foreign currency derivatives outstanding at March 31, 2010 and December 31, 2009.

Geographic Coverage

During the first quarter of 2010, the Company opened one satellite office in Rome, Italy.

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

Internal Growth - Management believes that a comparison of “same store” results is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year. The table below presents “same store” comparisons for the first quarter of 2010 (which is the measure of any increase or decrease from the same period of 2009) and for the first quarter of 2009 (which measures growth over 2008).

	For the three months ended March 31,
	2010	2009
Net revenue	7%	(10)%
Operating income	10%	(13)%

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities. Net cash provided by operating activities for the three months ended March 31, 2010, was approximately $127 million, as compared with $172 million for the same period in 2009. This $45 million decrease is principally due to changes in working capital accounts. At March 31, 2010, working capital was $1,145 million, including cash, cash equivalents and short-term investments of $1,042 million. The Company had no long-term debt at March 31, 2010.

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

Cash used in investing activities for the three months ended March 31, 2010 and 2009 was $8 million and $10 million, respectively. The largest use of cash in investing activities is cash paid for capital expenditures. The Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. The Company routinely invests in technology, office furniture and equipment and leasehold improvements. In the first quarter of 2010, the Company made capital expenditures of $8 million, as compared with $9 million for the same period in 2009. Capital expenditures in the first quarter of 2010 and 2009 related primarily to investments in technology, office furniture and equipment, building improvements and leasehold improvements. Total capital expenditures in 2010 are currently estimated to be $90 million. This includes normal capital expenditures as noted above plus additional real estate development.

Cash used in financing activities during the first quarter of 2010 was $2 million as compared with $10 million during the first quarter of 2009. The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market. The Company follows a policy of repurchasing stock to limit growth in issued and outstanding shares as a result of stock option exercises. The decrease in cash used in financing activities during the first quarter of 2010 compared with the same period in 2009 is primarily the result of this policy and a larger number of stock option exercises in the first quarter of 2010 when compared to the same period in 2009.

The Company follows established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. The Company’s investment portfolio has not been adversely impacted by the disruptions in the credit markets. However, there can be no assurance that the Company’s investment portfolio will not be adversely affected in the future.

The Company cannot forecast the impact that ongoing uncertainties in the global economy will have on its operating results. Management believes that the Company has effective credit control procedures, and historically has experienced relatively insignificant collection problems. The Company cannot predict what fallout any of these economic uncertainties may have on freight volumes, changes in consumer demand, supplier stability and capacity or on customers’ abilities to pay.

The Company maintains international unsecured bank lines of credit. At March 31, 2010, the international bank lines of credit totaled $25 million. In addition, the Company maintains a bank facility with its U.K. bank for $11 million which is available for issuances of standby letters of credit. At March 31, 2010, the Company had no amounts outstanding on these lines of credit, but was contingently liable for $81 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At March 31, 2010, cash and cash equivalent balances of $511 million were held by the Company’s non-United States subsidiaries, of which $69 million was held in banks in the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the three months ended March 31, 2010, would have had the effect of raising operating income approximately $7 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $6 million. This analysis does not take in to account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

As of March 31, 2010, the Company had less than $3 million of net unsettled intercompany transactions. The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the three months ended March 31, 2010, was insignificant. During the three months ended March 31, 2010 and 2009, the Company incurred net foreign exchange losses of approximately $2 million and gains of approximately $3 million, respectively. The Company had no foreign currency derivatives outstanding at March 31, 2010 and December 31, 2009. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At March 31, 2010, the Company had cash and cash equivalents and short-term investments of $1,042 million, of which $638 million was invested at various short-term market interest rates. The Company had no short-term borrowings at March 31, 2010. A hypothetical change in the interest rate of 10 basis points would not have a significant impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s market risk exposure in the first quarter of 2010.

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

On January 3, 2008, the Company was named as a defendant, with seven other European and North American-based global logistics providers, in a Federal antitrust class action lawsuit filed in the United States District Court of the Eastern District of New York, Precision Associates, Inc. et al v. Panalpina World Transport, No. 08-CV0042. On July 21, 2009, the plaintiffs filed an amended complaint adding a number of new third party defendants and various claims which they assert to violate the Sherman Act. The plaintiffs’ amended complaint, which purports to be brought on behalf of a class of customers (and has not yet been certified), asserts claims that the defendants engaged in price fixing regarding eight discrete surcharges in violation of the Sherman Act. The allegations concerning the Company relate to two of these surcharges. The amended complaint seeks unspecified damages and injunctive relief. The Company believes that these allegations are without merit and intends to vigorously defend itself. On August 13, 2009, the Company filed a motion to dismiss the amended complaint for failure to state a claim. Plaintiffs filed their opposition to the Company’s motion on January 30, 2010, to which the Company filed a reply, and the motion is currently pending before the Court.

On June 18, 2008, the European Commission (EC) issued a request for information to the Company’s UK subsidiary, Expeditors International (UK) Ltd., requesting certain information relating to an ongoing investigation of freight forwarders. The Company replied to the request. On February 18, 2009, the EC issued another request for information to the same subsidiary requesting certain additional information in connection with the EC’s ongoing investigation of freight forwarders. The Company replied to the request. On February 10, 2010, the Company and its Hong Kong subsidiary, Expeditors Hong Kong Limited, received a Statement of Objections (SO) from the EC. The SO initiates a proceeding against the Company alleging anti-competitive behavior contrary to European Union rules on competition. Specific to the Company, the allegations in the SO are limited to the period from August 2005 to June 2006 and only concern airfreight trade lanes between South China/Hong Kong and the European Economic Area. The Company responded to the allegations in the SO on April 12, 2010. The Company intends to vigorously defend itself against the allegations. The Company expects to incur additional costs during the course of this ongoing proceeding, which could include administrative fines if the EC concludes that the Company has engaged in anti-competitive behavior and such fines could have a material impact on the Company’s financial position, results of operations and operating cash flows.

The Company has incurred $600 and less than $100 for the three months ended March 31, 2010 and 2009, respectively, in legal and associated costs on the above matters. Since the beginning of these proceedings in 2007, the Company has incurred approximately $15 million in legal and associated costs on the above matters. At this time the Company is unable to estimate the range of loss or damages, if any, that might result as an outcome of any of these proceedings. These government investigations and the related litigation matters are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include substantial monetary damages and, in matters in which injunctive relief or other conduct remedies are sought, an injunction or other order relating to business conduct. Were unfavorable final outcomes to occur, the Company’s business, results of operations, financial position, and overall trends could be materially harmed.

The Company is involved in other claims and lawsuits which arise in the ordinary course business, none of which currently, in management’s opinion, will have a significant effect on the Company’s operations or financial position.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the report on Form 10-K filed on or about February 26, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2010	0	$0	0	32,460,534
February 1-28, 2010	221,831	36.21	221,831	32,441,423
March 1-31, 2010	270,847	36.87	270,847	32,700,631

Total	492,678	$36.57	492,678	32,700,631

In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. This plan was amended in February 2001 to increase the authorization to repurchase up to 20 million shares of the Company’s common stock. On February 9, 2009, the Plan was further amended to increase the authorization to repurchase up to 40 million shares. This authorization has no expiration date. This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995. In the first quarter of 2010, 234,132 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.

In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200 million shares of common stock. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. This plan was announced on November 13, 2001. In the first quarter of 2010, 258,546 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises.

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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

May 7, 2010	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer

May 7, 2010	/s/ BRADLEY S. POWELL
Bradley S. Powell, Chief Financial Officer

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Form 10-Q Index and Exhibits

March 31, 2010

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