Form 10-Q
period 2010-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2010-08-06
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

At August 2, 2010, the number of shares outstanding of the issuer’s Common Stock was 212,176,095.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2010	December 31, 2009
Current Assets:
Cash and cash equivalents	$960,300	$925,929
Short-term investments	705	655
Accounts receivable, less allowance for doubtful accounts of $13,391 at June 30, 2010 and $14,235 at December 31, 2009	1,016,575	810,369
Deferred Federal and state income taxes	8,141	8,338
Other	36,686	42,539

Total current assets	2,022,407	1,787,830
Property and equipment, less accumulated depreciation and amortization of $264,468 at June 30, 2010 and $264,372 at December 31, 2009	483,827	495,701
Goodwill, net	7,927	7,927
Other intangibles, net	4,218	4,938
Other assets, net	28,163	27,326

Total assets	$2,546,542	$2,323,722

Current Liabilities:
Accounts payable	659,237	546,675
Accrued expenses, primarily salaries and related costs	176,943	145,545
Federal, state and foreign income taxes	28,356	16,166

Total current liabilities	864,536	708,386
Deferred Federal and state income taxes	47,198	53,989
Commitments and contingencies

Shareholders’ Equity:
Preferred stock, none issued	0	0
Common stock, par value $.01 per share
Issued and outstanding 212,018,342 shares at June 30, 2010, and 212,025,494 shares at December 31, 2009	2,120	2,120
Additional paid-in capital	6,572	18,265
Retained earnings	1,634,771	1,532,018
Accumulated other comprehensive (loss) income	(17,043)	604

Total shareholders’ equity	1,626,420	1,553,007
Noncontrolling interest	8,388	8,340

Total equity	1,634,808	1,561,347

Total liabilities and equity	$2,546,542	$2,323,722

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Airfreight services	$732,881	$371,359	$1,292,264	$745,815
Ocean freight and ocean services	493,613	299,292	874,857	617,926
Customs brokerage and other services	290,276	224,709	550,758	444,304

Total revenues	1,516,770	895,360	2,717,879	1,808,045

Operating Expenses:
Airfreight consolidation	571,023	257,016	998,365	507,385
Ocean freight consolidation	400,729	218,891	701,819	457,117
Customs brokerage and other services	126,160	89,406	237,014	176,981
Salaries and related costs	221,105	189,565	420,953	376,774
Rent and occupancy costs	18,699	17,954	37,926	36,678
Depreciation and amortization	9,110	10,244	18,505	20,202
Selling and promotion	7,550	5,547	14,585	11,769
Other	23,898	19,810	49,675	42,738

Total operating expenses	1,378,274	808,433	2,478,842	1,629,644

Operating income	138,496	86,927	239,037	178,401

Other Income (Expense):
Interest income	1,484	2,433	3,259	6,039
Interest expense	(151)	(64)	(238)	(79)
Other, net	10,288	2,081	10,897	6,634

Other income, net	11,621	4,450	13,918	12,594

Earnings before income taxes	150,117	91,377	252,955	190,995
Income tax expense	59,708	37,563	101,236	77,812

Net earnings	90,409	53,814	151,719	113,183

Less: net earnings (losses) attributable to the noncontrolling interest	91	(256)	154	(147)

Net earnings attributable to shareholders	$90,318	$54,070	$151,565	$113,330

Diluted earnings attributable to shareholders per share	$.42	$.25	$.70	$.52

Basic earnings attributable to shareholders per share	$.43	$.25	$.71	$.53

Dividends declared and paid per common share	$.20	$.19	$.20	$.19

Weighted average diluted shares outstanding	216,460,977	216,653,968	216,576,596	216,519,551

Weighted average basic shares outstanding	212,332,375	212,116,679	212,262,928	212,108,636

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Operating Activities:
Net earnings	$90,409	$53,814	$151,719	$113,183
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	(618)	(1,075)	1,825	1,569
Deferred income tax expense (benefit)	10,814	(12,695)	3,086	(6,244)
Excess tax benefits from stock plans	(4,107)	(2,073)	(8,119)	(5,135)
Stock compensation expense	11,003	11,371	22,201	18,271
Depreciation and amortization	9,110	10,244	18,505	20,202
Gain on sale of assets	(109)	(6)	(404)	(10)
Other	367	365	845	727
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(219,602)	60,379	(232,567)	214,343
Decrease (increase) in other current assets	2,947	(1,308)	1,136	(1,323)
Increase (decrease) in accounts payable and accrued expenses	121,941	(20,329)	165,110	(100,499)
(Decrease) increase in income taxes payable, net	(1,609)	(13,601)	24,332	2,284

Net cash provided by operating activities	20,546	85,086	147,669	257,368

Investing Activities:
Decrease (increase) in short-term investments	6	(13)	(30)	31
Purchase of property and equipment	(8,118)	(7,166)	(15,700)	(15,822)
Proceeds from sale of property and equipment	111	33	170	77
Prepayment on long-term land lease	0	(7,344)	0	(7,344)
Other	(707)	(109)	(895)	(1,591)

Net cash used in investing activities	(8,708)	(14,599)	(16,455)	(24,649)

Financing Activities:
Proceeds from issuance of common stock	11,020	8,868	23,240	17,404
Repurchases of common stock	(53,649)	(23,760)	(71,668)	(42,972)
Excess tax benefits from stock plans	4,107	2,073	8,119	5,135
Dividends paid	(42,397)	(40,276)	(42,397)	(40,276)
Purchase of noncontrolling interest	0	0	0	(2,122)

Net cash used in financing activities	(80,919)	(53,095)	(82,706)	(62,831)

Effect of exchange rate changes on cash and cash equivalents	(12,267)	14,911	(14,137)	5,066

(Decrease) increase in cash and cash equivalents	(81,348)	32,303	34,371	174,954
Cash and cash equivalents at beginning of period	1,041,648	883,679	925,929	741,028

Cash and cash equivalents at end of period	$960,300	$915,982	$960,300	$915,982

Interest and Taxes Paid:
Interest	$152	$65	$239	$80
Income taxes	56,846	59,746	76,842	75,110

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

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on February 26, 2010. Certain 2009 amounts have been reclassified to conform with the 2010 presentation. All dollar amounts in the notes are presented in thousands except for share data.

All significant intercompany accounts and transactions have been eliminated in consolidation.

B. Accounts Receivable

The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded accounts receivable allowances in the amounts of $13,391 as of June 30, 2010 and $14,235 as of December 31, 2009. Additions and write-offs have not been significant in the periods presented.

C. Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, these consist of foreign currency translation adjustments, net of related income tax effects, and comprehensive income or loss attributable to the noncontrolling interests.

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

E. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2009–No. 13 “Multiple-Deliverable Revenue Arrangements”, which amends Accounting Standards Codification Topic 605 –”Revenue Recognition”. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. ASU 2009–No. 13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is required to and plans to adopt the provisions of this update beginning in the first quarter of 2011. The Company is currently assessing the impact of the adoption of ASU 2009–No. 13.

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

Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the three and six months ended June 30, 2010 and 2009. Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of June 30, 2010 and December 31, 2009.

Note 3. Share Based Compensation

The Company provides compensation benefits by granting stock options and employee stock purchase rights to its employees and restricted shares to its directors. On May 5, 2010, the shareholders approved the Company’s 2010 Stock Option Plan (“2010 Plan”), which made available a total of 3,000,000 shares of the Company’s common stock for purchase upon exercise of options granted under the 2010 Plan. The Company’s annual grant of option awards and restricted shares generally takes place during the second quarter of each fiscal year. For the six-month periods ended June 30, 2010 and 2009, 2,634,885 and 2,446,400 options were granted, respectively. Also, for the six months ended June 30, 2010 and 2009, 26,735 and 29,230 shares were granted to non-employee directors under the 2008 Directors’ Restricted Stock Plan. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and none were issued in the three and six-month periods ended June 30, 2010 and 2009.

The Company recognizes compensation expense based on the estimated fair value of options awarded under its stock option and employee stock purchase rights plans. The stock compensation expense, adjusted for expected forfeitures, is recognized on a straight-line basis over the vesting period. The forfeiture assumption used to calculate compensation expense is primarily based on historical pre-vesting employee forfeiture patterns. The fair value of each option grant is estimated on the date of grant using the Black –Scholes option pricing model with the following assumptions:

	Six months ended June 30,
	2010	2009
Dividend yield	1.08%	1.25%
Volatility — stock option plans	38 - 40%	38 - 39%
Risk-free interest rates	2.18 - 2.86%	2.81%
Expected life (years) — stock option plans	5.44 - 6.90	6.09 - 7.86
Weighted average fair value of stock options granted during the period	$14.51	$13.84

The compensation expense for restricted stock awards is based on the fair market value of the Company’s share of common stock on the date of grant. On June 1, 2010 and June 1, 2009, restricted shares were granted with a fair value per share of $37.40 and $34.21, respectively.

Total stock compensation expense and the total related tax benefit are recognized as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Stock compensation expense	$11,003	$11,371	$22,201	$18,271
Recognized tax benefit	$52	$71	$109	$148

Note 4. Basic and Diluted Earnings per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders per share:

	Three months ended June 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings Attributable to Shareholders	Weighted Average Shares	Earnings Per Share
2010
Basic earnings attributable to shareholders	$90,318	212,332,375	$.43
Effect of dilutive potential common shares	—	4,128,602	—

Dilutive earnings attributable to shareholders	$90,318	216,460,977	$.42

2009
Basic earnings attributable to shareholders	$54,070	212,116,679	$.25
Effect of dilutive potential common shares	—	4,537,289	—

Dilutive earnings attributable to shareholders	$54,070	216,653,968	$.25

	Six months ended June 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings Attributable to Shareholders	Weighted Average Shares	Earnings Per Share
2010
Basic earnings attributable to shareholders	$151,565	212,262,928	$.71
Effect of dilutive potential common shares	—	4,313,668	—

Dilutive earnings attributable to shareholders	$151,565	216,576,596	$.70

2009
Basic earnings attributable to shareholders	$113,330	212,108,636	$.53
Effect of dilutive potential common shares	—	4,410,915	—

Dilutive earnings attributable to shareholders	$113,330	216,519,551	$.52

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Shares	11,114,502	8,928,830	11,114,502	8,931,630

Note 5. Components of Equity and Comprehensive Income

The components of equity for the six months ended June 30, 2010 and 2009 are as follows:

	Shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2009	$1,553,007	8,340	1,561,347
Exercise of stock options	23,240	—	23,240
Shares repurchased under provisions of stock repurchase plans	(71,668)	—	(71,668)
Stock compensation expense	22,201	—	22,201
Tax benefits from stock plans	8,119	—	8,119
Comprehensive Income
Net earnings	151,565	154	151,719
Foreign currency translation adjustments, net of tax of $9,681	(17,647)	(106)	(17,753)

Total comprehensive income	133,918	48	133,966

Dividends paid ($.20 per share)	(42,397)	—	(42,397)

Balance at June 30, 2010	$1,626,420	8,388	1,634,808

Balance at December 31, 2008	$1,366,418	17,498	1,383,916
Exercise of stock options	17,404	—	17,404
Shares repurchased under provisions of stock repurchase plans	(42,972)	—	(42,972)
Stock compensation expense	18,271	—	18,271
Tax benefits from stock plans	5,135	—	5,135
Purchase of noncontrolling interest	(281)	(186)	(467)
Comprehensive Income
Net earnings	113,330	(147)	113,183
Foreign currency translation adjustments, net of tax of $4,684	8,539	8	8,547

Total comprehensive income	121,869	(139)	121,730

Dividends paid ($.19 per share)	(40,276)	—	(40,276)
Distributions or declaration of dividends to noncontrolling interest(1)	—	(8,058)	(8,058)

Balance at June 30, 2009	$1,445,568	9,115	1,454,683

(1) Amount of earnings owed to the noncontrolling interest at the time their ownership interest was purchased. These earnings, reclassified from noncontrolling interest to accounts payable, were distributed in periods subsequent to the effective date of the purchase, including $1,655 paid during the six months ended June 30, 2009.

The components of total comprehensive income for interim periods are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009
Net earnings	$90,409	$53,814	$151,719	$113,183
Foreign currency translation adjustments, net of tax of $7,970 and $10,989 for the three months ended June 30, 2010 and 2009, and $9,681 and $4,684 for the six months ended June 30, 2010 and 2009	(14,621)	20,059	(17,753)	8,547

Comprehensive income	75,788	73,873	133,966	121,730
Less: comprehensive (loss) income attributable to the noncontrolling interest	(1)	(232)	48	(139)

Comprehensive income attributable to shareholders	$75,789	$74,105	$133,918	$121,869

On May 5, 2010, the Board of Directors declared a semi-annual cash dividend of $.20 per share payable on June 15, 2010 to shareholders of record as of June 1, 2010.

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

	June 30, 2010		December 31, 2009
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$352,870	$352,870	$387,612	$387,612
Corporate commercial paper	545,523	545,583	489,557	489,626
Time deposits	61,907	61,907	48,760	48,760

Total cash and cash equivalents	960,300	960,360	925,929	925,998

Short-Term Investments:
Time deposits	705	705	655	655

Total	$961,005	$961,065	$926,584	$926,653

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

On June 18, 2008, the European Commission (EC) issued a request for information to the Company’s UK subsidiary, Expeditors International (UK) Ltd., requesting certain information relating to an ongoing investigation of freight forwarders. The Company replied to the request. On February 18, 2009, the EC issued another request for information to the same subsidiary requesting certain additional information in connection with the EC’s ongoing investigation of freight forwarders. The Company replied to the request. On February 10, 2010, the Company and its Hong Kong subsidiary, Expeditors Hong Kong Limited, received a Statement of Objections (SO) from the EC. The SO initiates a proceeding against the Company alleging anti-competitive behavior contrary to European Union rules on competition. Specific to the Company, the allegations in the SO are limited to the period from August 2005 to June 2006 and only concern airfreight trade lanes between South China/Hong Kong and the European Economic Area. The Company filed a response to the allegations in the SO on April 12, 2010 and participated in an oral hearing on July 6, 2010. The Company continues to vigorously defend itself against the allegations. The Company expects to incur additional costs during the course of this ongoing proceeding, which could include administrative fines if the EC concludes that the Company has engaged in anti-competitive behavior and such fines could have a material impact on the Company’s financial position, results of operations and operating cash flows.

The Company has incurred approximately $160 and $750 for the three and six months ended June 30, 2010, respectively, in legal and associated costs on the above matters, as compared with less than $100 during the same periods in 2009. Since the beginning of these proceedings in 2007, the Company has incurred approximately $15 million in legal and associated costs on the above matters. At this time the Company is unable to estimate the range of loss or damages, if any, that might result as an outcome of any of these proceedings. These government investigations and the related litigation matters are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include substantial monetary damages and, in matters in which injunctive relief or other conduct remedies are sought, an injunction or other order relating to business conduct. Were unfavorable final outcomes to occur, the Company’s business, financial position, results of operations, operating cash flows and overall trends could be materially harmed.

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

Financial information regarding the Company’s operations by geographic area are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	ASIA	EUROPE and AFRICA	MIDDLE EAST and INDIA	AUSTRAL- ASIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended June 30, 2010:
Revenues from unaffiliated customers	$331,619	41,675	18,621	855,568	172,869	75,916	20,502	—	1,516,770
Transfers between geographic areas	25,429	2,346	4,231	5,573	10,429	3,894	2,585	(54,487)	—

Total revenues	$357,048	44,021	22,852	861,141	183,298	79,810	23,087	(54,487)	1,516,770

Net revenues	$163,036	19,424	12,729	124,802	64,054	22,287	12,526	—	418,858
Operating income	$52,516	5,572	3,787	52,464	14,888	5,599	3,670	—	138,496
Identifiable assets at quarter end	$1,324,522	85,645	46,951	517,346	394,430	134,715	35,827	7,106	2,546,542
Capital expenditures	$3,366	149	357	1,386	2,231	591	38	—	8,118
Depreciation and amortization	$4,848	353	211	1,693	1,225	612	168	—	9,110
Equity	$1,047,968	46,978	22,232	315,631	134,216	77,541	22,471	(32,229)	1,634,808

Three months ended June 30, 2009:
Revenues from unaffiliated customers	$222,569	29,500	14,804	427,914	135,259	50,466	14,848	—	895,360
Transfers between geographic areas	18,046	1,742	3,069	3,903	5,826	3,700	2,552	(38,838)	—

Total revenues	$240,615	31,242	17,873	431,817	141,085	54,166	17,400	(38,838)	895,360

Net revenues	$129,236	14,852	11,173	91,492	53,648	19,382	10,264	—	330,047
Operating income	$27,345	3,082	3,716	35,894	7,996	5,599	3,295	—	86,927
Identifiable assets at quarter end	$1,023,955	62,133	32,222	452,563	360,322	114,673	27,824	252	2,073,944
Capital expenditures	$5,514	142	180	470	256	558	46	—	7,166
Depreciation and amortization	$5,470	347	246	1,913	1,492	619	157	—	10,244
Equity	$862,133	39,227	12,813	334,446	142,949	69,815	18,034	(24,734)	1,454,683

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	ASIA	EUROPE and AFRICA	MIDDLE EAST and INDIA	AUSTRAL- ASIA	ELIMI- NATIONS	CONSOLI- DATED
Six months ended June 30, 2010:
Revenues from unaffiliated customers	$618,555	77,287	34,917	1,474,457	334,714	139,148	38,801	—	2,717,879
Transfers between geographic areas	44,172	4,155	7,892	10,350	18,362	7,470	4,918	(97,319)	—

Total revenues	$662,727	81,442	42,809	1,484,807	353,076	146,618	43,719	(97,319)	2,717,879

Net revenues	$309,941	35,846	24,247	220,797	123,977	42,233	23,640	—	780,681
Operating income	$90,690	9,471	7,318	88,353	26,742	9,924	6,539	—	239,037
Identifiable assets at quarter end	$1,324,522	85,645	46,951	517,346	394,430	134,715	35,827	7,106	2,546,542
Capital expenditures	$7,840	325	634	2,012	3,452	1,335	102	—	15,700
Depreciation and amortization	$9,870	706	416	3,405	2,537	1,219	352	—	18,505
Equity	$1,047,968	46,978	22,232	315,631	134,216	77,541	22,471	(32,229)	1,634,808

Six months ended June 30, 2009:
Revenues from unaffiliated customers	$458,897	59,268	30,933	856,196	268,125	107,579	27,047	—	1,808,045
Transfers between geographic areas	36,554	3,624	6,511	7,636	12,599	7,267	4,853	(79,044)	—

Total revenues	$495,451	62,892	37,444	863,832	280,724	114,846	31,900	(79,044)	1,808,045

Net revenues	$260,381	31,052	21,686	186,190	107,765	40,458	19,030	—	666,562
Operating income	$57,981	7,422	6,080	74,121	16,767	9,938	6,092	—	178,401
Identifiable assets at quarter end	$1,023,955	62,133	32,222	452,563	360,322	114,673	27,824	252	2,073,944
Capital expenditures	$11,612	291	411	1,010	1,341	899	258	—	15,822
Depreciation and amortization	$10,780	673	485	3,845	2,897	1,214	308	—	20,202
Equity	$862,133	39,227	12,813	334,446	142,949	69,815	18,034	(24,734)	1,454,683

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

Certain portions of this report on Form 10-Q including the sections entitled “Critical Accounting Estimates,” “Results of Operations,” “Currency and Other Risk Factors” and “Liquidity and Capital Resources” contain forward-looking statements which must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. In addition to risk factors identified elsewhere in this report, attention should be given to the factors identified and discussed in the report on Form 10-K filed on February 26, 2010.

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

As a non-asset based carrier, the Company does not own transportation assets. Rather, the Company generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers. The difference between the rate billed to customers (the sell rate), and the rate paid to the carrier (the buy rate) is termed “net revenue” or “yield.” By consolidating shipments from multiple customers and concentrating its buying power, the Company is able to negotiate favorable buy rates from the direct carriers, while at the same time offering lower sell rates than customers would otherwise be able to negotiate themselves. In the three months and six months ended June 30, 2010, buy rates continued to be challenging as demand increased while carriers limited overall capacity. The combination of reduced capacity, price volatility and fewer shipping options offered by carriers continues to challenge the Company’s ability to maintain historical unitary profitability.

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

Primarily as a result of the global economic downturn that started in the second half of 2008, the Company’s air and ocean volumes were at exceptionally low levels in the first half of 2009. In the fourth quarter of 2009, the Company’s air and ocean volumes began to improve and this trend continued through the first half of 2010. At this point in time, the Company cannot predict whether this trend will continue or the potential impact of any global economic recovery.

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

As described in Note 3 in the condensed consolidated financial statements in this quarterly report, the Company accounts for share-based compensation based on an estimate of the fair value of options granted to employees under the Company’s stock option and employee stock purchase plans. The stock compensation expense, adjusted for expected forfeitures, is recognized on a straight-line basis over the option vesting period.

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

Refer to Note 3 in the condensed consolidated financial statements for the assumptions used for grants issued during the six months ended June 30, 2010 and 2009. The assumptions used by the Company for estimating the fair value of options granted were developed on a basis consistent with assumptions used for valuing previous grants.

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

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three and six-month periods ended June 30, 2010 and 2009, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)
Net revenues:
Airfreight services	$161,858	39%	$114,343	35%	$293,899	38%	$238,430	36%
Ocean freight and ocean services	92,884	22	80,401	24	173,038	22	160,809	24
Customs brokerage and other services	164,116	39	135,303	41	313,744	40	267,323	40

Net revenues	418,858	100	330,047	100	780,681	100	666,562	100

Overhead expenses:
Salaries and related costs	221,105	53	189,565	57	420,953	54	376,774	56
Other	59,257	14	53,555	17	120,691	15	111,387	17

Total overhead expenses	280,362	67	243,120	74	541,644	69	488,161	73

Operating income	138,496	33	86,927	26	239,037	31	178,401	27
Other income, net	11,621	3	4,450	2	13,918	1	12,594	2

Earnings before income taxes	150,117	36	91,377	28	252,955	32	190,995	29
Income tax expense	59,708	14	37,563	12	101,236	13	77,812	12

Net earnings	90,409	22	53,814	16	151,719	19	113,183	17
Less: net earnings (losses) attributable to noncontrolling interest	91	0	(256)	0	154	0	(147)	0

Net earnings attributable to shareholders	$90,318	22%	$54,070	16%	$151,565	19%	$113,330	17%

Airfreight services net revenues increased 42% for the three-month period ended June 30, 2010, as compared with the same period for 2009. North America, Asia and Europe airfreight services net revenues increased 47%, 46% and 36%, respectively, for the second quarter of 2010 as compared with the same period in 2009. The increase in global airfreight services net revenues was primarily due to a 54% increase in airfreight tonnage, which was partially offset by an overall 14% decrease in net revenue per kilo.

Airfreight services net revenues increased 23% for the six-month period ended June 30, 2010, as compared with the same period for 2009. North America, Asia and Europe airfreight services net revenues increased 34%, 19% and 22%, respectively, for the first half of 2010 as compared with the same period in 2009. The increase in global airfreight services net revenues was primarily due to a 48% increase in airfreight tonnage, which was partially offset by an overall 24% decrease in net revenue per kilo.

The increase in airfreight tonnage is primarily due to improvements in the global economy which began in the fourth quarter of 2009. During the first half of 2009, net revenue per kilo was higher than historical levels as the Company benefited from favorable buying opportunities that existed in a number of short-term spot markets. Net revenue per kilo for the three months and six months ended June 30, 2010 was lower as spot market buying opportunities were not available because carriers continued to manage capacity even as demand increased, which increased buy rates. In contrast to the first two quarters of 2009, net revenue per kilo in the three months and six months ended June 30, 2010 was more in line with the Company’s historical experience.

Ocean freight and ocean services net revenues increased 16% for the three-month period ended June 30, 2010, as compared with the same period for 2009. North America, Asia and Europe ocean freight net revenues increased approximately 15%, 18% and 11%, respectively, for the second quarter of 2010 as compared with the same period in 2009.

Ocean freight and ocean services net revenues increased 8% for the six-month period ended June 30, 2010, as compared with the same period for 2009. North America, Asia and Europe ocean freight net revenues increased approximately 5%, 13% and 4%, respectively, for the first half of 2010 as compared with the same period in 2009.

Ocean freight net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The majority of the Company’s ocean freight net revenue is derived from ocean freight consolidation which represented 50% and 55% of ocean freight net revenue for the six-month periods ended June 30, 2010 and 2009, respectively.

Ocean freight consolidation net revenue increased 8% for the three-month period ended June 30, 2010 as compared with the same period in 2009, primarily due to a 26% increase in volume as measured in terms of forty-foot container equivalent units (FEUs), partially offset by a 14% decrease in net revenue per container. Order management and direct ocean forwarding, which are primarily fee-based, increased 38% and 15%, respectively, for the three-month period ended June 30, 2010 as compared with the same period in 2009, due to an increase in volume.

Ocean freight consolidation net revenue decreased 2% for the six-month period ended June 30, 2010 as compared with the same period in 2009, as the 21% increase in volume was more than offset by a 19% decrease in net revenue per container. Order management and direct ocean forwarding, which are primarily fee-based, increased 32% and 11%, respectively for the six-month period ended June 30, 2010 as compared with the same period in 2009, due to an increase in volume.

The increase in ocean volumes is primarily due to an improvement in the global economy which began in the fourth quarter of 2009. Similar to the airfreight market, in the first half of 2009, net revenue per container was higher than historical levels as the Company benefited from favorable buying opportunities that existed in a number of short-term spot markets. Net revenue per container in the first half of 2010 was lower as spot market buying opportunities were not available because steamship lines continued to manage capacity even as demand increased, which increased buy rates. In contrast to the first two quarters of 2009, net revenue per container in the first and second quarters of 2010 was more in line with the Company’s historical experience.

Customs brokerage and other services net revenues increased 21% and 17%, respectively, for the three and six-month periods ended June 30, 2010, as compared with the same periods for 2009, primarily as a result of increases in international air and ocean and domestic time definite freight volumes. Customers continue to seek out customs brokers with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.

Salaries and related costs, excluding stock compensation expense, increased 18% and 11%, respectively, during the three and six-month periods ended June 30, 2010, as compared with the same periods in 2009, primarily as a result of larger bonuses earned from achieving higher operating income before bonuses and an increase in employees.

The effects of including stock-based compensation expense in salaries and related costs are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Salaries and related costs	$221,105	$189,565	$420,953	$376,774
As a % of net revenue	52.8%	57.4%	53.9%	56.5%
Stock compensation expense	$11,003	$11,371	$22,201	$18,271
As a % of salaries and related costs	5.0%	6.0%	5.3%	4.8%
As a % of net revenue	2.6%	3.4%	2.8%	2.7%

Excluding stock compensation expense, salaries and related costs as a percentage of net revenue decreased 383 and 271 basis points, respectively, for the three and six-month periods ended June 30, 2010, as compared with the same period for 2009. Stock compensation expense slightly decreased for the three-month period ended June 30, 2010, as compared with the same period for 2009. Stock compensation expense increased 22% for the six-month period ended June 30, 2010, as compared with the same period for 2009, primarily a result of a $4 million “true up” credit recognized in the first quarter of 2009 for the difference between the higher actual pre-vesting forfeiture experience and the pre-vesting forfeiture assumptions used to calculate stock option expense. The net impact on salaries and related costs was $3 million after consideration of the effect on bonuses.

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

Other overhead expenses increased 11% and 8%, respectively, for the three and six-month periods ended June 30, 2010, as compared with the same periods in 2009, primarily as a result of higher business taxes, travel and other expenses primarily due to increased activity. Other overhead expenses as a percentage of net revenues decreased for the three and six-month periods ended June 30, 2010, as compared with the same periods in 2009. Legal and related expenses increased slightly in the second quarter of 2010 and approximately $700 in the first half of 2010 as compared to the same periods in 2009, primarily attributable to preparing the Company’s responses to a Statement of Objections issued by the European Commission as described further in Part II—Item 1 on this report on Form 10-Q entitled “Legal Proceedings”. The Company will continue to incur legal costs, which could be substantial and include judgments, fines and/or penalties, until these proceedings are concluded. Further, the Company periodically conducts reviews of the operations and procedures of its offices worldwide relating to compliance with applicable laws and regulations. If the governmental regulatory agencies conclude that the Company has engaged in anti-competitive behavior or in the event of an adverse judgment in the class action lawsuit, such judgments, fines and/or penalties could have a material impact on the Company’s financial condition, results of operations and operating cash flows.

Other income, net, increased $7 million for the three months ended June 30, 2010, as compared to the same period in 2009, primarily due to net foreign exchange gains of $6 million in the second quarter of 2010 versus a net $1 million loss in the second quarter of 2009. For the six months ended June 30, 2010 compared to the same period in 2009, foreign exchange gains increased $3 million. These net foreign exchange gains in 2010 resulted primarily from holding U.S. dollars in Euro-based subsidiaries as the Euro weakened significantly against the dollar during the second quarter of 2010.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate during the three-month period ended June 30, 2010 was 39.8% as compared to 41.1% for the same period in 2009. The Company’s consolidated effective income tax rate for the six-month periods ended June 30, 2010 and 2009 was 40.0% and 40.7%, respectively. Although a tax benefit related to stock-based compensation expense is recorded for non-qualified stock options at the time the related compensation expense is recognized, the tax benefit received for disqualifying dispositions of incentive stock options cannot be anticipated. The lower consolidated effective income tax rate during the three and six-month periods ended June 30, 2010, as compared to the same periods in 2009, is primarily the result of a higher tax benefit received for disqualifying dispositions of incentive stock options occurring during the second quarter of 2010 compared to 2009.

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

The primary competitive factors in the international logistics industry continue to be price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. The Company emphasizes quality customer service and believes that its prices are competitive with those of others in the industry. Large customers utilize more sophisticated and efficient procedures for the management of the logistics supply chain by embracing strategies such as just-in-time inventory management. The Company believes that this trend has resulted in customers using fewer service providers with greater technological capacity and more consistent global coverage. Accordingly, sophisticated computerized customer service capabilities and a stable worldwide network have become significant factors in attracting and retaining customers.

Developing these systems and a worldwide network has added a considerable indirect cost to the services provided to customers. Smaller and middle-tier competitors, in general, do not have the resources available to develop customized systems and a worldwide network.

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses. Any such hedging activity during the three and six months ended June 30, 2010 and 2009 was insignificant. During the three and six months ended June 30, 2010, the Company incurred net foreign exchange gains of approximately $6 million and $4 million, respectively. For the same periods of 2009 the Company incurred net foreign exchange losses of approximately $1 million and net foreign exchange gains of approximately $1 million, respectively. The Company had no foreign currency derivatives outstanding at June 30, 2010 and December 31, 2009.

Geographic Coverage

During the second quarter of 2010, the Company opened two full-service offices: 1) in Oslo, Norway (formerly an agent location); and 2) Zhongshan, People’s Republic of China (formerly a satellite of Shenzhen, People’s Republic of China). Macau, People’s Republic of China (formerly a full-service office) became a satellite office of Hong Kong.

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

Internal Growth - Management believes that a comparison of “same store” results is critical in the evaluation of the quality and extent of the Company’s internally generated growth. The “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year. There were no significant differences between the “same store” analysis and the Company’s results for the three and six months ended June 30, 2010 and 2009.

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities. Net cash provided by operating activities for the three and six months ended June 30, 2010, was $21 million and $148 million, respectively, as compared with $85 million and $257 million for the same periods of 2009. The decreases of $64 million and $109 million for the three and six-month periods ended June 30, 2010, respectively, are primarily due to an increase in accounts receivable offset by improved net earnings and higher accounts payable. The increases are primarily a result of higher volumes in the second quarter of 2010 compared to the fourth quarter of 2009. At June 30, 2010, working capital was $1,158 million, including cash and short-term investments of $961 million. The Company had no long-term debt at June 30, 2010.

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

Cash used in investing activities for the three and six months ended June 30, 2010, was $9 million and $16 million, respectively, as compared with $15 million and $25 million during the same periods of 2009. The largest use of cash in investing activities is cash paid for capital expenditures. The Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. The Company routinely invests in technology, office furniture and equipment and leasehold improvements. In the second quarter of 2010, the Company made capital expenditures of $8 million as compared with $15 million (including prepayment on a long-term land lease) for the same period in 2009. Capital expenditures in the second quarter of 2010 and 2009 related primarily to investments in real estate, technology, office furniture and equipment building improvements and leasehold improvements. Total capital expenditures in 2010 are estimated to be $90 million. This includes normal capital expenditures as noted above plus additional real estate development. In the second quarter of 2010, the Company entered into a $27 million contractual obligation for the development of office/warehouse facilities in London, United Kingdom. The Company expects to finance this capital expenditure in cash in 2010 and 2011.

Cash used in financing activities during the three and six months ended June 30, 2010, was $81 million and $83 million, respectively, as compared with $53 million and $63 million for each of the same periods in 2009. The Company uses the proceeds from stock option exercises to repurchase the Company’s stock on the open market. The Company follows a policy of repurchasing stock to limit growth in issued and outstanding shares as a result of stock option exercises. The increase in cash used in financing activities during both the three and six-month periods ended June 30, 2010, as compared with the same periods in 2009, is primarily the result of this policy. During the three months ended June 30, 2010 and 2009, the Company paid dividends of $.20 per share and $.19 per share, respectively.

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

The Company maintains international unsecured bank lines of credit. At June 30, 2010, the international bank lines of credit totaled $17 million. In addition, the Company maintains a bank facility with its U.K. bank for $11 million which is available for issuances of standby letters of credit. At June 30, 2010, the Company had no amounts outstanding on these lines of credit, but was contingently liable for $79 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At June 30, 2010, cash and cash equivalent balances of $477 million were held by the Company’s non-United States subsidiaries, of which $79 million was held in banks in the United States.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks in the ordinary course of its business. These risks are primarily related to foreign exchange risk and changes in short-term interest rates. The potential impact of the Company’s exposure to these risks is presented below.

Foreign Exchange Risk

The Company conducts business in many different countries and currencies. The Company’s business often results in revenue billings issued in a country and currency which differs from that where the expenses related to the service are incurred. In the ordinary course of business, the Company creates numerous intercompany transactions and may hold currencies that are not the local functional currency. This brings foreign exchange risk to the Company’s earnings.

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the six months ended June 30, 2010, would have had the effect of raising operating income approximately $17 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $14 million. This analysis does not take in to account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

As of June 30, 2010, the Company had approximately $7 million of net unsettled intercompany transactions. The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the three and six months ended June 30, 2010, was insignificant. During the three and six months ended June 30, 2010, the Company incurred net foreign exchange gains of approximately $6 million and $4 million, respectively. For the same periods of 2009, the Company incurred net foreign exchange losses of approximately $1 million and net foreign exchange gains of approximately $1 million, respectively. The Company had no foreign currency derivatives outstanding at June 30, 2010 and December 31, 2009. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At June 30, 2010, the Company had cash and cash equivalents and short-term investments of $961 million, of which $608 million was invested at various short-term market interest rates. The Company had no short-term borrowings at June 30, 2010. A hypothetical change in the interest rate of 10 basis points would not have a significant impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s interest rate risk exposure in the second quarter of 2010.

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

On June 18, 2008, the European Commission (EC) issued a request for information to the Company’s UK subsidiary, Expeditors International (UK) Ltd., requesting certain information relating to an ongoing investigation of freight forwarders. The Company replied to the request. On February 18, 2009, the EC issued another request for information to the same subsidiary requesting certain additional information in connection with the EC’s ongoing investigation of freight forwarders. The Company replied to the request. On February 10, 2010, the Company and its Hong Kong subsidiary, Expeditors Hong Kong Limited, received a Statement of Objections (SO) from the EC. The SO initiates a proceeding against the Company alleging anti-competitive behavior contrary to European Union rules on competition. Specific to the Company, the allegations in the SO are limited to the period from

August 2005 to June 2006 and only concern airfreight trade lanes between South China/Hong Kong and the European Economic Area. The Company filed a response to the allegations in the SO on April 12, 2010 and participated in an oral hearing on July 6, 2010. The Company continues to vigorously defend itself against the allegations. The Company expects to incur additional costs during the course of this ongoing proceeding, which could include administrative fines if the EC concludes that the Company has engaged in anti-competitive behavior and such fines could have a material impact on the Company’s financial position, results of operations and operating cash flows.

The Company has incurred approximately $160 and $750 for the three and six months ended June 30, 2010, respectively, in legal and associated costs on the above matters, as compared with less than $100 during the same periods in 2009. Since the beginning of these proceedings in 2007, the Company has incurred approximately $15 million in legal and associated costs on the above matters. At this time the Company is unable to estimate the range of loss or damages, if any, that might result as an outcome of any of these proceedings. These government investigations and the related litigation matters are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include substantial monetary damages and, in matters in which injunctive relief or other conduct remedies are sought, an injunction or other order relating to business conduct. Were unfavorable final outcomes to occur, the Company’s business, financial position, results of operations, operating cash flows and overall trends could be materially harmed.

The Company is involved in other claims and lawsuits which arise in the ordinary course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s operations or financial position.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the report on Form 10-K filed on February 26, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2010	3,003	$40.14	3,003	32,976,474
May 1-31, 2010	1,251,879	40.14	1,251,879	31,756,287
June 1-30, 2010	88,549	37.00	88,549	31,755,648

Total	1,343,431	$39.93	1,343,431	31,755,648

In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. This plan was amended in February 2001 to increase the authorization to repurchase up to 20 million shares of the Company’s common stock. On February 9, 2009, the Plan was further amended to increase the authorization to repurchase up to 40 million shares. This authorization has no expiration date. This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995. In the second quarter of 2010, 394,123 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.

In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200 million shares of common stock. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. This plan was announced on November 13, 2001. In the second quarter of 2010, 949,308 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises.

Item 5. Other Information

(a)	Not applicable.

(b)	Not applicable.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

August 6, 2010	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer

August 6, 2010	/s/ BRADLEY S. POWELL
Bradley S. Powell, Chief Financial Officer

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Form 10-Q Index and Exhibits

June 30, 2010

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document