Form 10-Q
period 2010-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2010-11-08
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

At November 1, 2010, the number of shares outstanding of the issuer’s Common Stock was 212,356,370.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2010	December 31, 2009
Current Assets:
Cash and cash equivalents	$1,057,226	$925,929
Short-term investments	601	655
Accounts receivable, less allowance for doubtful accounts of $15,379 at September 30, 2010 and $14,235 at December 31, 2009	1,082,733	810,369
Deferred Federal and state income taxes	8,325	8,338
Other	34,760	42,539

Total current assets	2,183,645	1,787,830
Property and equipment, less accumulated depreciation and amortization, of $275,384 at September 30, 2010 and $264,372 at December 31, 2009	493,046	495,701
Goodwill, net	7,927	7,927
Other intangibles, net	3,965	4,938
Other assets, net	27,600	27,326

Total assets	$2,716,183	$2,323,722

Current Liabilities:
Accounts payable	700,585	546,675
Accrued expenses, primarily salaries and related costs	188,919	145,545
Federal, state and foreign income taxes	31,761	16,166

Total current liabilities	921,265	708,386
Deferred Federal and state income taxes	58,800	53,989
Commitments and contingencies

Shareholders’ Equity:
Preferred stock, none issued	0	0
Common stock, par value $.01 per share
Issued and outstanding 212,090,154 shares at September 30, 2010, and 212,025,494 shares at December 31, 2009	2,121	2,120
Additional paid-in capital	5,823	18,265
Retained earnings	1,715,876	1,532,018
Accumulated other comprehensive income	4,802	604

Total shareholders’ equity	1,728,622	1,553,007
Noncontrolling interest	7,496	8,340

Total equity	1,736,118	1,561,347

Total liabilities and equity	$2,716,183	$2,323,722

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Airfreight services	$751,555	$457,405	$2,043,819	$1,203,220
Ocean freight and ocean services	599,280	331,454	1,474,137	949,380
Customs brokerage and other services	316,724	248,468	867,482	692,772

Total revenues	1,667,559	1,037,327	4,385,438	2,845,372

Operating Expenses:
Airfreight consolidation	578,924	340,746	1,577,289	848,131
Ocean freight consolidation	488,808	247,733	1,190,627	704,850
Customs brokerage and other services	141,084	102,336	378,098	279,317
Salaries and related costs	235,357	194,743	656,310	571,517
Rent and occupancy costs	19,295	18,183	57,221	54,861
Depreciation and amortization	9,085	9,923	27,590	30,125
Selling and promotion	7,877	6,541	22,462	18,310
Other	27,508	20,876	77,183	63,614

Total operating expenses	1,507,938	941,081	3,986,780	2,570,725

Operating income	159,621	96,246	398,658	274,647

Other Income (Expense):
Interest income	1,679	2,214	4,938	8,253
Interest expense	(140)	(325)	(378)	(404)
Other, net	(1,666)	1,192	9,231	7,826

Other (expense) income, net	(127)	3,081	13,791	15,675

Earnings before income taxes	159,494	99,327	412,449	290,322
Income tax expense	63,456	41,763	164,692	119,575

Net earnings	96,038	57,564	247,757	170,747

Less: net (losses) earnings attributable to the noncontrolling interest	(67)	(188)	87	(335)

Net earnings attributable to shareholders	$96,105	$57,752	$247,670	$171,082

Diluted earnings attributable to shareholders per share	$.44	$.27	$1.14	$.79

Basic earnings attributable to shareholders per share	$.45	$.27	$1.17	$.81

Dividends declared and paid per common share	$0	$0	$.20	$.19

Weighted average diluted shares outstanding	216,342,380	216,684,079	216,497,838	216,582,370

Weighted average basic shares outstanding	212,392,286	212,241,480	212,306,521	212,153,404

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Operating Activities:
Net earnings	$96,038	$57,564	$247,757	$170,747
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	1,284	(778)	3,109	791
Deferred income tax (benefit) expense	(565)	(6,701)	2,521	(12,945)
Excess tax benefits from stock plans	(3,470)	(246)	(11,589)	(5,381)
Stock compensation expense	10,846	10,794	33,047	29,065
Depreciation and amortization	9,085	9,923	27,590	30,125
(Gain) loss on sale of assets	(57)	8	(461)	(2)
Other	387	365	1,232	1,092
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(34,203)	(94,025)	(266,770)	120,318
Increase in other current assets	(4,095)	(803)	(2,959)	(2,126)
Increase (decrease) in accounts payable and accrued expenses	25,330	71,711	190,440	(28,788)
Increase (decrease) in income tax payables, net	12,438	(5,350)	36,770	(3,066)

Net cash provided by operating activities	113,018	42,462	260,687	299,830

Investing Activities:
Decrease in short-term investments	137	17	107	48
Purchase of property and equipment	(10,953)	(9,514)	(26,653)	(25,336)
Proceeds from sale of property and equipment	98	48	268	125
Prepayment on long-term land lease	0	(1,898)	0	(9,242)
Other	1,208	438	313	(1,153)

Net cash used in investing activities	(9,510)	(10,909)	(25,965)	(35,558)

Financing Activities:
Proceeds from issuance of common stock	37,718	25,107	60,958	42,511
Repurchases of common stock	(67,782)	(34,103)	(139,450)	(77,075)
Excess tax benefits from stock plans	3,470	246	11,589	5,381
Dividends paid	0	0	(42,397)	(40,276)
Distributions to noncontrolling interest	(963)	(1,009)	(963)	(1,009)
Purchase of noncontrolling interest	0	0	0	(2,122)

Net cash used in financing activities	(27,557)	(9,759)	(110,263)	(72,590)

Effect of exchange rate changes on cash and cash equivalents	20,975	9,493	6,838	14,559

Increase in cash and cash equivalents	96,926	31,287	131,297	206,241
Cash and cash equivalents at beginning of period	960,300	915,982	925,929	741,028

Cash and cash equivalents at end of period	$1,057,226	$947,269	$1,057,226	$947,269

Interest and Taxes Paid:
Interest	$140	$317	$379	$397
Income taxes	52,407	46,607	129,249	121,717

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

B. Accounts Receivable

The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded accounts receivable allowances in the amounts of $15,379 as of September 30, 2010 and $14,235 as of December 31, 2009. Additions and write-offs have not been significant in the periods presented.

C. Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, these consist of foreign currency translation adjustments, net of related income tax effects, and comprehensive income or loss attributable to noncontrolling interests.

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

E. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2009–No. 13 “Multiple-Deliverable Revenue Arrangements”, which amends Accounting Standards Codification Topic 605 –“Revenue Recognition”. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. ASU 2009–No. 13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is required to and plans to adopt the provisions of this update beginning in the first quarter of 2011. While the Company is still assessing the impact of the adoption of ASU 2009–No. 13, it is not expecting this update will have a material effect on the Company’s results of operations.

Note 2. Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2007. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years prior to 2001. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. Although the outcome of tax audits is always uncertain, management believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years.

Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the three and nine months ended September 30, 2010 and 2009. Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of September 30, 2010 and December 31, 2009.

Note 3. Share Based Compensation

The Company provides compensation benefits by granting stock options and employee stock purchase rights to its employees and restricted shares to its directors. On May 5, 2010, the shareholders approved the Company’s 2010 Stock Option Plan (“2010 Plan”), which made available a total of 3,000,000 shares of the Company’s common stock for purchase upon exercise of options granted under the 2010 Plan. The Company’s annual grant of option awards and restricted shares generally takes place during the second quarter of each fiscal year. For the nine-month periods ended September 30, 2010 and 2009, 2,634,885 and 2,449,200 options were granted, respectively. Also, for the nine months ended September 30, 2010 and 2009, 26,735 and 29,230 shares were granted to non-employee directors under the 2008 Directors’ Restricted Stock Plan, respectively. For the three and nine-month periods ended September 30, 2010 and 2009, 694,329 and 714,799 shares were issued upon exercise of employee stock purchase rights, respectively.

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

	Nine months ended September 30,
	2010	2009
Dividend yield	1.07 - 1.08%	1.22 - 1.25%
Volatility — stock option plans	38 - 40%	38 - 39%
Volatility — stock purchase rights plans	29%	59%
Risk-free interest rates	.29 - 2.86%	.48 - 3.37%
Expected life (years) — stock option plans	5.44 - 6.90	6.09 - 7.86
Expected life (years) — stock purchase rights plans	1	1
Weighted average fair value of stock options granted during the period	$14.51	$13.84
Weighted average fair value of stock purchase rights granted during the period	$11.16	$12.78

The compensation expense for restricted stock awards is based on the fair market value of the Company’s shares of common stock on the date of grant. On June 1, 2010 and 2009, restricted shares were granted with a fair value per share of $37.40 and $34.21, respectively.

Total stock compensation expense and the total related tax benefit are recognized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Stock compensation expense	$10,846	$10,794	$33,047	$29,065
Recognized tax benefit	$39	$58	$148	$206

Note 4. Basic and Diluted Earnings per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders per share:

	Three months ended September 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings Attributable to Shareholders	Weighted Average Shares	Earnings Per Share
2010
Basic earnings attributable to shareholders	$96,105	212,392,286	$.45
Effect of dilutive potential common shares	—	3,950,094	—

Diluted earnings attributable to shareholders	$96,105	216,342,380	$.44

2009
Basic earnings attributable to shareholders	$57,752	212,241,480	$.27
Effect of dilutive potential common shares	—	4,442,599	—

Diluted earnings attributable to shareholders	$57,752	216,684,079	$.27

	Nine months ended September 30,
(Amounts in thousands, except share and per share amounts)	Net Earnings Attributable to Shareholders	Weighted Average Shares	Earnings Per Share
2010
Basic earnings attributable to shareholders	$247,670	212,306,521	$1.17
Effect of dilutive potential common shares	—	4,191,317	—

Diluted earnings attributable to shareholders	$247,670	216,497,838	$1.14

2009
Basic earnings attributable to shareholders	$171,082	212,153,404	$.81
Effect of dilutive potential common shares	—	4,428,966	—

Diluted earnings attributable to shareholders	$171,082	216,582,370	$.79

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Shares	10,975,415	8,789,330	10,975,415	8,789,830

Note 5. Components of Equity and Comprehensive Income

The components of equity for the nine months ended September 30, 2010 and 2009 are as follows:

	Shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2009	$1,553,007	8,340	1,561,347
Exercise of stock options	40,408	—	40,408
Issuance of shares under stock purchase plan	20,550	—	20,550
Shares repurchased under provisions of stock repurchase plans	(139,450)	—	(139,450)
Stock compensation expense	33,047	—	33,047
Tax benefits from stock plans	11,589	—	11,589
Comprehensive income
Net earnings	247,670	87	247,757
Foreign currency translation adjustments, net of tax of $2,303	4,198	32	4,230

Total comprehensive income	251,868	119	251,987

Dividends paid ($.20 per share)	(42,397)	—	(42,397)
Distributions or declaration of dividends to noncontrolling interest	—	(963)	(963)

Balance at September 30, 2010	$1,728,622	7,496	1,736,118

	Shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2008	$1,366,418	17,498	1,383,916
Exercise of stock options	21,999	—	21,999
Issuance of shares under stock purchase plan	20,512	—	20,512
Shares repurchased under provisions of stock repurchase plans	(77,075)	—	(77,075)
Stock compensation expense	29,065	—	29,065
Tax benefits from stock plans	5,381	—	5,381
Purchase of noncontrolling interest	(281)	(187)	(468)
Comprehensive income
Net earnings	171,082	(335)	170,747
Foreign currency translation adjustments, net of tax of $8,348	15,221	—	15,221

Total comprehensive income	186,303	(335)	185,968

Dividends paid ($.19 per share)	(40,276)	—	(40,276)
Distributions or declaration of dividends to noncontrolling interest(1)	—	(9,067)	(9,067)

Balance at September 30, 2009	$1,512,046	7,909	1,519,955

(1) Dividends declared to the noncontrolling interest during the period and amount of earnings owed to the noncontrolling interest at the time their ownership interest was purchased. These earnings, reclassified from noncontrolling interest to accounts payable, were distributed in periods subsequent to the effective date of the purchase, including $1,655 paid during the nine months ended September 30, 2009.

The components of total comprehensive income for interim periods are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Net earnings	$96,038	$57,564	$247,757	$170,747
Foreign currency translation adjustments, net of tax of $11,984 and $3,664 for the three months ended September 30, 2010 and 2009, and $2,303 and $8,348 for the nine months ended September 30, 2010 and 2009, respectively.	21,983	6,674	4,230	15,221

Comprehensive income	118,021	64,238	251,987	185,968
Less: comprehensive income (loss) attributable to the noncontrolling interest	71	(196)	119	(335)

Comprehensive income attributable to shareholders	$117,950	64,434	251,868	186,303

On May 5, 2010, the Board of Directors declared a semi-annual cash dividend of $.20 per share payable on June 15, 2010 to shareholders of record as of June 1, 2010.

On May 7, 2009, the Board of Directors declared a semi-annual cash dividend of $.19 per share payable on June 15, 2009 to shareholders of record as of June 1, 2009.

Subsequent to the end of the quarter, on November 1, 2010, the Board of Directors declared a semi-annual cash dividend of $.20 per share payable on December 15, 2010 to shareholders of record as of December 1, 2010.

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

	September 30, 2010		December 31, 2009
	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents:
Cash and overnight deposits	$373,387	$373,387	$387,612	$387,612
Corporate commercial paper	636,735	636,753	489,557	489,626
Time deposits	47,104	47,104	48,760	48,760

Total cash and cash equivalents	1,057,226	1,057,244	925,929	925,998

Short-term investments:
Time deposits	601	601	655	655

Total	$1,057,827	$1,057,845	$926,584	$926,653

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

On August 17, 2010, the Company and its Brazilian subsidiary, Expeditors Internacional do Brasil Ltda received an Administrative Proceeding (AP) from the Brazilian Ministry of Justice (MOJ). The AP initiates a proceeding against the Company and one of its employees, alleging possible anti-competitive behavior. The Company intends to vigorously defend itself against the allegations. The Company expects to incur additional costs during the course of this proceeding, which could include administrative fines if the MOJ concludes that the Company has engaged in anti-competitive behavior and such fines could have a material impact on the Company’s financial position, results of operations and operating cash flows.

The Company has incurred approximately $200 and $940 for the three and nine months ended September 30, 2010, respectively, in legal and associated costs on the above matters, as compared with approximately $220 and $270, respectively, for the three and nine months ended September 30, 2009. Since the beginning of these proceedings in 2007, the Company has incurred approximately $15 million in legal and associated costs on the above matters. At this time the Company is unable to estimate the range of loss or damages, if any, that might result as an outcome of any of these proceedings. These government investigations and the related litigation matters are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include substantial monetary damages and, in matters in which injunctive relief or other conduct remedies are sought, an injunction or other order relating to business conduct. Were unfavorable final outcomes to occur, the Company’s business, financial position, results of operations, operating cash flows and overall trends could be materially harmed.

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

Financial information regarding the Company’s operations by geographic area is as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	ASIA	EUROPE and AFRICA	MIDDLE EAST and INDIA	AUSTRAL- ASIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended September 30, 2010:
Revenues from unaffiliated customers	$361,120	43,380	20,400	947,751	190,350	83,451	21,107	—	1,667,559
Transfers between geographic areas	28,571	3,567	4,190	6,118	11,045	4,448	2,475	(60,414)	—

Total revenues	$389,691	46,947	24,590	953,869	201,395	87,899	23,582	(60,414)	1,667,559

Net revenues	$179,290	20,911	13,181	140,715	68,158	23,962	12,526	—	458,743
Operating income	$61,735	6,846	3,837	60,299	17,128	6,029	3,747	—	159,621
Identifiable assets at quarter end	$1,437,318	78,347	48,887	532,736	433,020	139,478	41,328	5,069	2,716,183
Capital expenditures	$5,297	92	354	1,502	2,963	394	351	—	10,953
Depreciation and amortization	$4,882	316	223	1,708	1,184	609	163	—	9,085
Equity	$1,121,817	40,708	23,974	318,005	155,428	80,774	28,205	(32,793)	1,736,118

Three months ended September 30, 2009:
Revenues from unaffiliated customers	$246,066	32,214	16,552	516,897	147,354	60,269	17,975	—	1,037,327
Transfers between geographic areas	18,293	1,716	3,461	4,227	6,487	3,738	2,595	(40,517)	—

Total revenues	$264,359	33,930	20,013	521,124	153,841	64,007	20,570	(40,517)	1,037,327

Net revenues	$139,232	16,667	10,960	89,490	57,857	20,771	11,535	—	346,512
Operating income	$37,502	4,090	2,611	33,303	9,650	5,424	3,666	—	96,246
Identifiable assets at quarter end	$1,135,327	73,500	37,216	435,584	376,050	121,079	35,518	2,613	2,216,887
Capital expenditures	$7,656	186	171	248	506	588	159	—	9,514
Depreciation and amortization	$5,048	358	245	1,868	1,593	646	165	—	9,923
Equity	$964,177	44,455	14,982	290,779	137,278	70,531	22,487	(24,734)	1,519,955

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	ASIA	EUROPE and AFRICA	MIDDLE EAST and INDIA	AUSTRAL- ASIA	ELIMI- NATIONS	CONSOLI- DATED
Nine months ended September 30, 2010:
Revenues from unaffiliated customers	$979,675	120,667	55,317	2,422,208	525,064	222,599	59,908	—	4,385,438
Transfers between geographic areas	72,743	7,722	12,082	16,468	29,407	11,918	7,393	(157,733)	—

Total revenues	$1,052,418	128,389	67,399	2,438,676	554,471	234,517	67,301	(157,733)	4,385,438

Net revenues	$489,231	56,757	37,428	361,512	192,135	66,195	36,166	—	1,239,424
Operating income	$152,425	16,317	11,155	148,652	43,870	15,953	10,286	—	398,658
Identifiable assets at quarter end	$1,437,318	78,347	48,887	532,736	433,020	139,478	41,328	5,069	2,716,183
Capital expenditures	$13,137	417	988	3,513	6,415	1,729	454	—	26,653
Depreciation and amortization	$14,753	1,023	639	5,112	3,721	1,828	514	—	27,590
Equity	$1,121,817	40,708	23,974	318,005	155,428	80,774	28,205	(32,793)	1,736,118

Nine months ended September 30, 2009:
Revenues from unaffiliated customers	$704,962	91,482	47,486	1,373,093	415,479	167,848	45,022	—	2,845,372
Transfers between geographic areas	54,847	5,340	9,972	11,863	19,086	11,005	7,448	(119,561)	—

Total revenues	$759,809	96,822	57,458	1,384,956	434,565	178,853	52,470	(119,561)	2,845,372

Net revenues	$399,614	47,718	32,645	275,680	165,623	61,229	30,565	—	1,013,074
Operating income	$95,483	11,512	8,691	107,424	26,417	15,362	9,758	—	274,647
Identifiable assets at quarter end	$1,135,327	73,500	37,216	435,584	376,050	121,079	35,518	2,613	2,216,887
Capital expenditures	$19,268	477	582	1,259	1,847	1,486	417	—	25,336
Depreciation and amortization	$15,828	1,031	729	5,714	4,490	1,860	473	—	30,125
Equity	$964,177	44,455	14,982	290,779	137,278	70,531	22,487	(24,734)	1,519,955

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

As a non-asset based carrier, the Company does not own transportation assets. Rather, the Company generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers. The difference between the rate billed to customers (the sell rate), and the rate paid to the carrier (the buy rate) is termed “net revenue” or “yield.” By consolidating shipments from multiple customers and concentrating its buying power, the Company is able to negotiate favorable buy rates from the direct carriers, while at the same time offering lower sell rates than customers would otherwise be able to negotiate themselves. In the three months and nine months ended September 30, 2010, buy rates continued to be challenging as volumes increased and carriers managed overall capacity. The combination of constrained capacity and price volatility continues to challenge the Company’s ability to maintain historical unitary profitability.

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

Primarily as a result of the global economic downturn that started in the second half of 2008, the Company’s air and ocean volumes were at exceptionally low levels in the first nine months of 2009. In the fourth quarter of 2009, the Company’s air and ocean volumes began to improve and this trend continued through the first nine months of 2010. Due to the uncertainty in the global economy, the Company cannot predict whether this trend will continue.

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

Refer to Note 3 in the condensed consolidated financial statements for the assumptions used for grants issued during the nine months ended September 30, 2010 and 2009. The assumptions used by the Company for estimating the fair value of options granted were developed on a basis consistent with assumptions used for valuing previous grants.

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

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three and nine-month periods ended September 30, 2010 and 2009, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)
Net Revenues:
Airfreight services	$172,631	38%	$116,659	34%	$466,530	38%	$355,089	35%
Ocean freight and ocean services	110,472	24	83,721	24	283,510	23	244,530	24
Customs brokerage and other services	175,640	38	146,132	42	489,384	39	413,455	41

Net revenues	458,743	100	346,512	100	1,239,424	100	1,013,074	100

Overhead Expenses:
Salaries and related costs	235,357	51	194,743	56	656,310	53	571,517	56
Other	63,765	14	55,523	16	184,456	15	166,910	17

Total overhead expenses	299,122	65	250,266	72	840,766	68	738,427	73

Operating income	159,621	35	96,246	28	398,658	32	274,647	27
Other (expense) income, net	(127)	0	3,081	1	13,791	1	15,675	2

Earnings before income taxes	159,494	35	99,327	29	412,449	33	290,322	29
Income tax expense	63,456	14	41,763	12	164,692	13	119,575	12

Net earnings	96,038	21	57,564	17	247,757	20	170,747	17
Less: net (losses) earnings attributable to noncontrolling interest	(67)	0	(188)	0	87	0	(335)	0

Net earnings attributable to shareholders	$96,105	21%	$57,752	17%	$247,670	20%	$171,082	17%

Airfreight services net revenues increased 48% for the three-month period ended September 30, 2010, as compared with the same period for 2009. North America, Asia and Europe airfreight services net revenues increased 43%, 83% and 13%, respectively, for the third quarter of 2010 as compared with the same period in 2009. This increase in global airfreight services net revenues was primarily due to a 32% increase in airfreight tonnage and a 23% increase in net revenue per kilo.

Airfreight services net revenues increased 31% for the nine-month period ended September 30, 2010, as compared with the same period for 2009. North America, Asia and Europe airfreight services net revenues increased 37%, 37% and 18%, respectively, for the nine-month period ended September 30, 2010 as compared with the same period in 2009. This increase in global airfreight services net revenues was primarily due to a 42% increase in airfreight tonnage, which was partially offset by an overall 9% decrease in net revenue per kilo.

The increase in airfreight tonnage is primarily due to improvements in the global economy which began in the fourth quarter of 2009. During the first half of 2009, net revenue per kilo was higher than historical levels as the Company benefited from favorable buying opportunities that existed in a number of short-term spot markets. This trend reversed in the latter part of the third quarter of 2009 as carriers reduced capacity and rapidly increased pricing. Net revenue per kilo for the three months ended September 30, 2010 returned to a level more consistent with the Company’s historical experience. Net revenue per kilo for the nine months ended September 30, 2010 was lower due to favorable spot market buying opportunities in 2009 that were not available in 2010.

Ocean freight and ocean services net revenues increased 32% for the three-month period ended September 30, 2010, as compared with the same period for 2009. North America, Asia and Europe ocean freight net revenues increased approximately 32%, 38% and 22%, respectively, for the third quarter of 2010 as compared with the same period in 2009.

Ocean freight and ocean services net revenues increased 16% for the nine-month period ended September 30, 2010, as compared with the same period for 2009. North America, Asia and Europe ocean freight net revenues increased approximately 13%, 22% and 10%, respectively, for the nine-month period ended September 30, 2010, as compared with the same period in 2009.

Ocean freight net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The majority of the Company’s ocean freight net revenue is derived from ocean freight consolidation which represented 50% and 53% of ocean freight net revenue for the nine-month periods ended September 30, 2010 and 2009, respectively.

Ocean freight consolidation net revenue increased 36% for the three-month period ended September 30, 2010, as compared with the same period in 2009, primarily due to a 27% increase in volume as measured in terms of forty-foot container equivalent units (FEUs), and a 7% increase in net revenue per container. Direct ocean forwarding and order management, which are primarily fee-based, increased 21% and 38%, respectively, for the three-month period ended September 30, 2010, as compared with the same period in 2009, due to an increase in volume.

Ocean freight consolidation net revenue increased 10% for the nine-month period ended September 30, 2010, as compared with the same period in 2009, primarily due to a 23% increase in volume, partially offset by a 10% decrease in net revenue per container. Direct ocean forwarding and order management increased 15% and 34%, respectively, for the nine-month period ended September 30, 2010 as compared with the same period in 2009, due to an increase in volume.

The increase in ocean volumes is primarily due to an improvement in the global economy which began in the fourth quarter of 2009. Similar to the airfreight market, in the first half of 2009, net revenue per container was higher than historical levels as the Company benefited from favorable buying opportunities that existed in a number of short-term spot markets. This trend reversed in the latter part of the third quarter of 2009 as carriers reduced capacity and increased pricing. Net revenue per container for the three months ended September 30, 2010 returned to a level more consistent with the Company’s historical experience. Net revenue per container in the nine-month period ended September 30, 2010 was lower due to favorable spot market buying opportunities in 2009 that were not available in 2010.

Customs brokerage and other services net revenues increased 20% and 18%, respectively, for the three and nine-month periods ended September 30, 2010, as compared with the same periods for 2009, primarily as a result of increases in international air and ocean and domestic time definite freight volumes. Customers continue to seek out customs brokers with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.

Salaries and related costs, excluding stock compensation expense, increased 22% and 15%, respectively, during the three and nine-month periods ended September 30, 2010, as compared with the same periods in 2009, primarily as a result of larger bonuses earned from achieving higher operating income before bonuses and an increase in the number of employees.

The effects of including stock-based compensation expense in salaries and related costs are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Salaries and related costs	$235,357	$194,743	$656,310	$571,517
As a % of net revenue	51.3%	56.2%	53.0%	56.4%
Stock compensation expense	$10,846	$10,794	$33,047	$29,065
As a % of salaries and related costs	4.6%	5.5%	5.0%	5.1%
As a % of net revenue	2.4%	3.1%	2.7%	2.9%

Excluding stock compensation expense, salaries and related costs as a percentage of net revenue decreased 415 and 326 basis points, respectively, for the three and nine-month periods ended September 30, 2010, as compared with the same periods for 2009. Stock compensation expense remained constant for the three-month period ended September 30, 2010, as compared with the same period for 2009. Stock compensation expense increased for the nine-month period ended September 30, 2010, as compared with the same period for 2009, primarily a result of a $4 million “true up” credit recognized in the first quarter of 2009 for the difference between the higher actual pre-vesting forfeiture experience and the pre-vesting forfeiture assumptions used to calculate stock option expense. The net impact on salaries and related costs was $3 million after consideration of the effect on bonuses.

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

Other overhead expenses increased 15% and 11%, respectively, for the three and nine-month periods ended September 30, 2010, as compared with the same periods in 2009, primarily as a result of higher business taxes, travel and other expenses related to increased activity. Other overhead expenses as a percentage of net revenues decreased for the three and nine-month periods ended September 30, 2010, as compared with the same periods in 2009. Legal and related expenses increased slightly in the third quarter of 2010 and increased approximately $1 million in the nine-month period ended September 30, 2010, as compared to the same periods in 2009. These increases are primarily attributable to preparing the Company’s responses to a Statement of Objections issued by the European Commission as described further in Part II—Item 1 on this report on Form 10-Q entitled “Legal Proceedings.” The Company will continue to incur legal costs, which could be substantial and include judgments, fines and/or penalties, until these proceedings are concluded. Further, the Company periodically conducts reviews of the operations and procedures of its offices worldwide relating to compliance with applicable laws and regulations. If the governmental regulatory agencies conclude that the Company has engaged in anti-competitive behavior or in the event of an adverse judgment in the class action lawsuit, such judgments, fines and/or penalties could have a material impact on the Company’s financial condition, results of operations and operating cash flows.

Other income, net, decreased $3 million and $2 million for the three and nine-month periods ended September 30, 2010, as compared to the same periods in 2009, primarily due to net foreign exchange losses of $3 million in the three months ended September 30, 2010 versus less than $1 million net gains for the same period in 2009. For the nine months ended September 30, 2010 compared to the same period in 2009, net foreign exchange gains decreased by less than $1 million. These net foreign exchange variances in 2010 resulted primarily from holding U.S. dollars in Euro-based subsidiaries as the Euro strengthened against the dollar during the third quarter of 2010.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate during the three-month period ended September 30, 2010, was 39.8% as compared to 42.1% for the same period in 2009. The Company’s consolidated effective income tax rate for the nine-month period ended September 30, 2010 and 2009 was 39.9% and 41.2%, respectively. Although a tax benefit related to stock-based compensation expense is recorded for non-qualified stock options at the time the related compensation expense is recognized, the tax benefit received for disqualifying dispositions of incentive stock options cannot be anticipated. The lower consolidated effective income tax rate during the three and nine-month periods ended September 30, 2010, as compared to the same periods in 2009, is primarily the result of a higher tax benefit received for disqualifying dispositions of incentive stock options occurring during the three and nine months ended September 30, 2010, as compared to the same periods in 2009.

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

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses. Any such hedging activity during the three and nine months ended September 30, 2010 and 2009 was insignificant. During the three and nine months ended September 30, 2010, the Company incurred net foreign exchange losses of approximately $2,878 and net foreign exchange gains of $1,071, respectively. For the same periods of 2009, the Company incurred net foreign exchange gains of approximately $281 and $1,628, respectively. The Company had no foreign currency derivatives outstanding at September 30, 2010 and December 31, 2009.

Geographic Coverage

During the third quarter of 2010, the Company did not open nor close any offices.

Acquisitions - Historically, growth through aggressive acquisition has proven to be a challenge for many of the Company’s competitors and typically involves the purchase of significant “goodwill”, the value of which can be realized in large measure only by retaining the customers and profit margins of the acquired business. As a result, the Company has pursued a strategy emphasizing organic growth supplemented by certain strategic acquisitions, where future economic benefit is expected to significantly exceed the “goodwill” recorded in the transaction.

Internal Growth - Management believes that a comparison of “same store” results is critical in the evaluation of the quality and extent of the Company’s internally generated growth. The “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year. There were no significant differences between the “same store” analysis and the Company’s results for the three and nine months ended September 30, 2010 and 2009.

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from operating activities. Net cash provided by operating activities for the three and nine months ended September 30, 2010, was $113 million and $261 million, respectively, as compared with $42 million and $300 million for the same periods of 2009. The $71 million increase for the three months ended September 30, 2010 is primarily due to higher earnings and to changes in working capital accounts. The decrease of $39 million for the nine months ended September 30, 2010, is primarily due to changes in working capital accounts partially offset by an increase in net earnings. At September 30, 2010, working capital was $1,262 million, including cash, cash equivalents and short-term investments of $1,058 million. The Company had no long-term debt at September 30, 2010.

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

Cash used in investing activities for the three and nine months ended September 30, 2010, was $10 million and $26 million, respectively, as compared with $11 million and $36 million during the same periods of 2009. The largest use of cash in investing activities is cash paid for capital expenditures. The Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. The Company routinely invests in technology, office furniture and equipment and leasehold improvements. The Company made capital expenditures of $11 million during both the three month periods ended September 30, 2010 and 2009, including prepayments on a long term land lease. Capital expenditures in the third quarter of 2010 and 2009 related primarily to investments in real estate, building and leasehold improvements, technology, and office furniture and equipment. Total capital expenditures in 2010 are estimated to be approximately $60 million. This includes normal capital expenditures as noted above plus additional real estate development. In the second quarter of 2010, the Company entered into a $27 million contractual obligation for the development of office/warehouse facilities in London, United Kingdom. The Company expects to finance this capital expenditure with cash in 2010 and 2011.

Cash used in financing activities during the three and nine-months ended September 30, 2010 was $28 million and $110 million, respectively, as compared with $10 million and $73 million for each of the same periods in 2009. The Company uses the proceeds from stock option exercises to repurchase the Company’s common stock on the open market. The Company follows a policy of repurchasing stock to limit growth in issued and outstanding shares as a result of stock option exercises. The increase in cash used in financing activities during both the three and nine months ended September 30, 2010, as compared with the same periods in 2009, is primarily the result of this policy. During the nine months ended September 30, 2010 and 2009, the net use of cash in financing activities included the payment of dividends of $.20 per share and $.19 per share, respectively.

On November 1, 2010, the Board of Directors declared a semi-annual cash dividend of $.20 per share payable on December 15, 2010 to shareholders of record as of December 1, 2010.

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

The Company maintains international unsecured bank lines of credit. At September 30, 2010, the international bank lines of credit totaled $19 million. In addition, the Company maintains a bank facility with its U.K. bank for $11 million which is available for issuances of standby letters of credit. At September 30, 2010, the Company had no amounts outstanding on these lines of credit but was contingently liable for $88 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

Management believes that the Company’s current cash position, bank financing arrangements, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At September 30, 2010, cash and cash equivalent balances of $496 million were held by the Company’s non-U.S. subsidiaries, of which $74 million was held in banks in the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the nine months ended September 30, 2010, would have had the effect of raising operating income approximately $28 million. An average 10% strengthening of the U.S. dollar, for the same period, would have had the effect of reducing operating income approximately $23 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

As of September 30, 2010, the Company had approximately $5 million of net unsettled intercompany transactions. The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the three and nine months ended September 30, 2010, was insignificant. For the three and nine months ended September 30, 2010, the Company incurred net foreign exchange losses of approximately $2,878 and net foreign exchange gains of $1,071, respectively. For the same periods of 2009, the Company incurred net foreign exchange gains of approximately $281 and $1,628, respectively. The Company had no foreign currency derivatives outstanding at September 30, 2010 and December 31, 2009. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At September 30, 2010, the Company had cash, cash equivalents and short-term investments of $1,058 million, of which $684 million was invested at various short-term market interest rates. The Company had no short-term borrowings at September 30, 2010. A hypothetical change in the interest rate of 10 basis points would not have a significant impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s interest rate risk exposure in the third quarter of 2010.

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

On August 17, 2010, the Company and its Brazilian subsidiary, Expeditors Internacional do Brasil Ltda received an Administrative Proceeding (AP) from the Brazilian Ministry of Justice (MOJ). The AP initiates a proceeding against the Company and one of its employees, alleging possible anti-competitive behavior. The Company intends to vigorously defend itself against the allegations. The Company expects to incur additional costs during the course of this proceeding, which could include administrative fines if the MOJ concludes that the Company has engaged in anti-competitive behavior and such fines could have a material impact on the Company’s financial position, results of operations and operating cash flows.

The Company has incurred approximately $200 and $940 for the three and nine months ended September 30, 2010, respectively, in legal and associated costs on the above matters, as compared with approximately $220 and $270, respectively, for the three and nine months ended September 30, 2009. Since the beginning of these proceedings in 2007, the Company has incurred approximately $15 million in legal and associated costs on the above matters. At this time the Company is unable to estimate the range of loss or damages, if any, that might result as an outcome of any of these proceedings. These government investigations and the related litigation matters are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include substantial monetary damages and, in matters in which injunctive relief or other conduct remedies are sought, an injunction or other order relating to business conduct. Were unfavorable final outcomes to occur, the Company’s business, financial position, results of operations, operating cash flows and overall trends could be materially harmed.

The Company is involved in other claims and lawsuits which arise in the ordinary course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s operations or financial position.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the report on Form 10-K filed on February 26, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2010	2,684	$41.84	2,684	31,906,142
August 1-31, 2010	808,852	41.31	808,852	32,070,794
September 1-30, 2010	798,482	42.90	798,482	30,975,838

Total	1,610,018	$42.10	1,610,018	30,975,838

In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. This plan was amended in February 2001 to increase the authorization to repurchase up to 20 million shares of the Company’s common stock. On February 9, 2009, the plan was further amended to increase the authorization to repurchase up to 40 million shares. This authorization has no expiration date. This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995. In the third quarter of 2010, 851,622 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.

In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200 million shares of common stock. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. This plan was announced on November 13, 2001. In the third quarter of 2010, 758,396 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases were made to limit the growth in number of issued and outstanding shares resulting from stock option exercises and the exercise of employee stock purchase rights.

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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

November 8, 2010	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer

November 8, 2010	/s/ BRADLEY S. POWELL
Bradley S. Powell, Chief Financial Officer

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Form 10-Q Index and Exhibits

September 30, 2010

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