Form 10-K
period 2010-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2011-02-28
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At June 30, 2010, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $7,209,494,453.

At February 18, 2011, the number of shares outstanding of registrant’s Common Stock was 212,197,775.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2011 Annual Meeting of Shareholders to be held on May 4, 2011 are incorporated by reference into Part III of this Form 10-K.

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

ITEM 1 — BUSINESS

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

The Company, including its majority-owned subsidiaries, operates full service offices (•) in the cities identified below. Full service offices have also been established in locations where the Company maintains unilateral control over assets and operations and where the existence of the parent-subsidiary relationship is maintained by means other than record ownership of voting stock (#). In other cities, the Company contracts with independent agents to provide required services and has established approximately 48 such relationships world-wide. Locations where Company employees perform sales and customer service functions are identified below as international service centers (*). Wholly-owned locations operating under the supervision and control of another full service office are identified as satellite offices (+). In each case, the opening date for the full service office, international service center or satellite office is set forth in parenthesis.

UNITED STATES AND OTHER NORTH AMERICA

UNITED STATES • Seattle (5/79) • Chicago (7/81) • San Francisco (7/81) • New York (11/81) • Los Angeles (5/82) • Atlanta (8/83) • Boston (11/85) • Miami (3/86) • Minneapolis (7/86) • Denver (2/88)

• Baltimore (4/92)

• Dallas (5/92)

• Columbus (6/92)

• Charlotte (7/92)

• Newark (9/94)

• Philadelphia (3/95)

• Charleston (6/95)

• Memphis (8/95)

• Salt Lake City (11/95)

• Norfolk (9/96)

• Indianapolis (11/96)

• McAllen (4/98)

• Pittsburgh (6/99)

• Savannah (3/00)

• Milwaukee (7/00)

• Kansas City (8/00)

• Washington, D.C. (9/00)

• Nashville (10/01)

+ Huntsville (12/02)

• Austin (2/03)

• Orlando (8/03)

• Tampa (9/03)

• Vancouver (9/95) + Windsor (6/98) • Montreal (4/99) • Calgary (9/04) MEXICO • Mexico City (6/95) • Nuevo Laredo (4/97) • Guadalajara (9/97) • Nogales (1/99) • Ciudad Juarez (5/00) • Monterrey (1/05)

| 1.

UNITED STATES AND OTHER NORTH AMERICA

• Detroit (7/88) • Portland (7/88) • Cincinnati (8/89) • Cleveland (7/90) • Phoenix (7/91) • Louisville (10/91) • St. Louis (4/92) • Houston (4/92)	+ Port Huron-Blue Water Bridge (12/96) + Detroit-Ambassador Bridge (12/96) • Buffalo-Peace Bridge (1/97) • El Paso (1/97) • Laredo (2/97) • Nogales (2/97) • San Diego (7/97) + Rochester (10/97)	• New Orleans (9/04) + Omaha (7/06) + Calexico (6/06) + Knoxville (5/07) • Raleigh Durham (1/08) + Tulsa (1/09) CANADA • Toronto (5/84)	• Reynosa (6/06) + Querétaro (9/06) + Lázaro Cárdenas (7/08) PUERTO RICO • San Juan (5/95)

LATIN AMERICA

ARGENTINA • Buenos Aires (1/98) BRAZIL • Sao Paulo (9/95) • Rio de Janeiro (9/95) • Campinas (9/95) + Santos (10/97) • Manaus (7/00) • Porto Alegre (1/05)	• Curitiba (10/10) + Belo Horizonte (10/10) CHILE • Santiago (2/95) COLOMBIA • Bogota (12/98) + Cali (12/98) + Medellin (7/00)	COSTA RICA • San Jose (10/03) GUATEMALA • Guatemala City (1/07) PERU • Lima (12/05)

ASIA PACIFIC

AUSTRALIA

• Sydney (8/88)

• Melbourne (8/88)

• Brisbane (10/93)

• Perth (12/94)

• Adelaide (10/97)

BANGLADESH

• Dhaka (6/89)

+ Chittagong (8/93)

CAMBODIA

• Phnom Penh (4/00)

PEOPLE’S REPUBLIC OF CHINA

• Guangzhou (4/94)

• Beijing (7/94)

• Dalian (7/94)

• Shanghai (7/94)

• Shenzhen (7/94)

• Qingdao (7/94)

• Tianjin (7/94)

• Xi’an (7/94)

• Xiamen (7/94)

+ Chengdu (9/00)

• Ningbo (7/01)

• Suzhou (9/01)

• Zhongshan (9/01)

• Hangzhou (10/01)

+ Kunshan (12/01)

• Fuzhou (6/02)

• Yantai (11/02)

+ Shenyang (12/02)

• Wuhan (1/03)

+ Huizhou (12/03)

+ Zhuhai (12/03)

+ Foshan (1/04)

• Chongqing (7/04)

• Dongguan (2/05)

• Nanjing (3/05)

+ Macau (5/05)

+ Shantou (12/06)

+ Changzhou (10/07)

FIJI

* Nadi (7/96)

* Suva (5/97)

HONG KONG

• Kowloon (6/81)

INDONESIA

• Jakarta (12/90)

• Surabaya (2/92)

+ Batam (3/07)

JAPAN

• Tokyo (1/01)

• Osaka (1/01)

+ Nagoya (8/03)

MALAYSIA

• Penang (11/87)

• Kuala Lumpur (6/90)

• Johor Bahru (11/94)

NEW ZEALAND

• Auckland (8/88)

+ Christchurch (10/07)

PHILIPPINES

• Manila (8/98)

+ Olongapo City (8/98)

+ Cebu City (9/99)

SINGAPORE

• Singapore (9/81)

SRI LANKA

• Colombo (3/95)

SOUTH KOREA

• Seoul (10/94)

+ Pusan (10/94)

+ Chonan (6/96)

+ Kwangju (6/96)

+ Masan (6/96)

+ Taegu (6/96)

TAIWAN

• Taipei (7/81)

+ Kaohsiung (9/81)

+ Taichung (9/81)

+ Hsin-Chu (9/89)

THAILAND

• Bangkok (9/94)

+ Laem Chabang (8/05)

VIETNAM

• Ho Chi Minh City (5/00)

• Hanoi (3/04)

+ Da Nang (9/05)

2. |

EUROPE AND AFRICA

AUSTRIA

• Vienna (11/95)

BELGIUM

• Brussels (7/90)

+Antwerp(4/91)

THE CZECH REPUBLIC

• Prague (6/98)

FINLAND

• Helsinki (4/94)

FRANCE

• Paris (1/97)

• Mulhouse (1/97)

• Lyon (1/97)

• Lille (3/97)

• Bordeaux (7/00)

GERMANY

• Frankfurt (4/92)

• Munich (4/92)

• Dusseldorf (4/92)

• Stuttgart (4/92)

• Hamburg (1/93)

• Nuremberg (1/01)

+ Hannover (1/05)

HUNGARY

• Budapest (4/00)

IRELAND

• Dublin (3/97)

• Cork (3/97)

• Shannon (3/97)

ITALY

• Milan (4/93)

• Verona (4/93)

• Florence (3/98)

+ Turin (4/05)

+ Rome (1/10)

THE NETHERLANDS

• Amsterdam (6/94)

• Rotterdam (3/95)

+ Maastricht (9/07)

NORWAY

• Oslo (6/10)

POLAND

• Warsaw (2/05)

+ Krakow (8/07)

PORTUGAL

• Lisbon (10/91)

• Oporto (10/91)

ROMANIA

• Bucharest (9/08)

SPAIN

• Barcelona (1/94)

• Madrid (1/94)

• Alicante (4/96)

SWEDEN

• Stockholm (1/94)

• Goteborg (1/94)

+ Malmoe (3/05)

SWITZERLAND

• Chiasso (2/01)

• Zurich (10/05)

UNITED KINGDOM

• London (4/86)

• Manchester (11/88)

• Birmingham (3/90)

• Glasgow (4/92)

• Bristol (3/97)

• East Midlands (1/99)

+ Hull (1/00)

• Belfast (9/01)

• Aberdeen (9/05)

SOUTH AFRICA

• Johannesburg (3/94)

• Durban (3/94)

• Capetown (1/97)

MADAGASCAR

• Antananarivo (11/01)

MIDDLE EAST AND INDIA

BAHRAIN

• Manama (1/08)

EGYPT

• Cairo (2/95)

+ Alexandria (2/95)

GREECE

• Athens (2/99)

+ Thessaloniki (2/99)

INDIA

• New Delhi (7/96)

• Mumbai (Bombay) (1/97)

• Bangalore (6/97)

• Chennai (Madras) (6/97)

+ Jaipur (6/99)

+ Cochin (4/01)

+ Hyderabad (9/01)

+ Tuticorin (11/03)

+ Ahmedabad (1/05)

+ Tiruppur (3/05)

+ Ludhiana (6/05)

+ Pune (10/06)

+ Kolkata (1/08)

+ Coimbatore (1/08)

+ Mundra (4/08)

JORDAN

• Amman (9/07)

KUWAIT

# Kuwait City (7/97)

LEBANON

• Beirut (8/99)

OMAN

• Muscat (4/09)

PAKISTAN • Karachi (9/96) • Lahore (9/96) + Sialkot (6/03) + Faisalabad (5/06) + Islamabad (10/06) QATAR • Doha (1/07) SAUDI ARABIA # Riyadh (7/92) # Jeddah (7/92) # Dammam (6/05)	TURKEY • Ankara (1/99) • Istanbul (1/99) • Izmir (1/99) • Mersin (1/99) + Adana (1/99) U.A.E. • Abu Dhabi (1/94) • Dubai (10/98)

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

| 3.

Airfreight Services

Airfreight services accounted for approximately 38, 35 and 36 percent of the Company’s 2010, 2009 and 2008 consolidated revenues net of freight consolidation expenses (“net revenues”), respectively. When performing airfreight services, the Company typically acts either as a freight consolidator or as an agent for the airline which carries the shipment. When acting as a freight consolidator, the Company purchases cargo space from airlines on a volume basis and resells that space to its customers at lower rates than the customers could obtain directly from airlines. When moving shipments between points where the volume of business does not facilitate consolidation, the Company receives and forwards individual shipments as the agent of the airline which carries the shipment. Whether acting as a consolidator or agent, the Company offers its customers knowledge of optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with space availability in periods of peak demand.

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

The Company estimates its average airfreight consolidation weighs approximately 3,900 pounds and a typical consolidation includes merchandise from several shippers. Because shipment by air is relatively expensive compared with ocean transportation, air shipments are generally characterized by a high value-to-weight ratio, the need for rapid delivery, or both.

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

4. |

The commercial airline industry as a whole incurred substantial operating losses in 2009. While their operations improved in 2010, many airlines are highly leveraged with debt. Carriers continue to merge and consolidate operations and reduce available capacity to improve financial results. Some airlines have significantly reduced their reliance on cargo-only aircraft to service their airfreight customers. The reduction in capacity allows asset-based carriers to raise rates in the face of declining or stable demand. When fewer planes are flying, the Company has fewer shipping options from which to craft service offerings to meet customers’ needs. The combination of reduced capacity, higher rates and more infrequent flights could challenge the Company’s ability to maintain historical unitary profitability.

Ocean Freight and Ocean Services

Ocean freight services accounted for approximately 23, 24, and 25 percent of the Company’s 2010, 2009 and 2008 consolidated net revenues, respectively. The Company operates Expeditors International Ocean (“EIO”), an Ocean Transportation Intermediary, sometimes referred to as a Non-Vessel Operating Common Carrier (“NVOCC”) specializing in ocean freight consolidation in most major trade lanes in the world. As an NVOCC, EIO contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate. EIO handles full container loads for customers that do not have annual shipping volumes sufficient to negotiate comparable contracts directly with the ocean carriers. EIO also solicits Less-than Container Load (“LCL”) freight to fill the containers and charges lower rates than those available directly from shipping lines. The Company’s revenues as an ocean freight forwarder are also derived from commissions paid by the carrier and revenues from fees charged to customers for ancillary services which the Company may provide, such as preparing documentation, procuring insurance, arranging for packing and crating services, and providing consultation. The Company does not own vessels and generally does not physically handle the cargo.

Ocean carriers incurred substantial operating losses in 2009. Operations improved in 2010, but many carriers are highly leveraged with debt. Carriers continue to manage available capacity and modify sailing schedules to improve financial results. The combination of lower capacity, slower sailing schedules and pricing volatility could impact the Company’s ability to maintain historical unitary profitability.

Order Management provides services which manage origin consolidation, supplier performance, carrier allocation and performance, container management, document management, destination management and PO/SKU visibility through a web based application. Customers have the ability to monitor and report against real time status of purchase orders from the date of creation through final delivery. Item quantities, required ship dates, commodity descriptions, estimated vs. actual ex factory dates, container utilization, supplier performance and document visibility are many of the managed functions that are visible and reportable via the web. Order Management is available for various modes of transportation including ocean, air, truck and rail. Order Management revenues are derived from services provided to the shipper as well as management fees associated with managing purchase order execution against customer specific rules. One basic function of Order Management involves the taking of cargo from many suppliers in a particular origin and “consolidating” these shipments into the fewest possible number of containers to maximize space and minimize cost. Through origin consolidation customers can reduce the number of containers shipped by putting more product in larger and fewer containers. Data integrity is an increasingly critical function of Order Management. Efficient data management is a by-product of our operational processes.

Customs Brokerage and Other Services

Customs brokerage and other services accounted for approximately 39, 41 and 39 percent of the Company’s 2010, 2009 and 2008 consolidated net revenues, respectively. As a customs broker, the Company assists importers to clear shipments through customs by preparing required documentation, calculating and providing for payment of duties on behalf of the importer, arranging for any required inspections by governmental agencies, and arranging for delivery. The Company also provides other value added services at destination such as warehousing and

| 5.

product distribution, time definite transportation and inventory management. None of these other services are currently individually significant to the Company’s net revenues.

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

Marketing and Customers

The Company provides customer specific solutions and seeks to understand the needs of the customers from order inception through to order delivery. Although the domestic importer usually designates the logistics company and the services that will be required, the foreign shipper may also participate in this selection process. Therefore, the Company coordinates its marketing program to reach both domestic importers and their overseas suppliers.

The Company’s marketing efforts are focused on interacting with our customers’ supply chain, including logistics, transportation, customs, compliance and purchasing departments of existing and potential customers. The district manager of each office is responsible for marketing, sales coordination, and implementation in the area in which he or she is located. All employees are responsible for customer service and retention.

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

6. |

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

| 7.

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

Employees

At January 31, 2011, the Company employed approximately 12,880 people, 4,410 in the United States and 730 in the balance of North America, 620 in Latin America, 3,850 in Asia Pacific, 2,100 in Europe and Africa, and 1,170 in the Middle East. Approximately 1,730 of the Company’s employees are engaged principally in sales and marketing and customer service, 7,550 in operations and 3,600 in finance and administration. The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be satisfactory.

In order to retain the services of highly qualified, experienced, and motivated employees, the Company places considerable emphasis on its non-equity incentive compensation programs and stock option plans.

Executive Officers of the Registrant

The following table sets forth the names, ages, and positions of current executive officers of the Company.

Name	Age	Position

Peter J. Rose	67	Chairman and Chief Executive Officer and director
James L.K. Wang	63	President-Asia Pacific and director
R. Jordan Gates	55	President and Chief Operating Officer, director
Rommel C. Saber	53	President-Europe, Africa, Near/Middle East and Indian Subcontinent
Robert L. Villanueva	58	President-The Americas
Timothy C. Barber	51	President-Global Sales and Marketing
Rosanne Esposito	59	Executive Vice President-Global Customs
Eugene K. Alger	50	Executive Vice President-North America
Philip M. Coughlin	50	Executive Vice President-North America
Jeffrey S. Musser	45	Executive Vice President and Chief Information Officer
Charles J. Lynch	50	Senior Vice President-Corporate Controller
Daniel R. Wall	42	Senior Vice President-Ocean Services
Jose A. Ubeda	44	Senior Vice President-Air Cargo
Amy J. Tangeman	42	Vice President-General Counsel and Secretary
Bradley S. Powell	50	Chief Financial Officer

8. |

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

| 9.

Jose A. Ubeda joined the Company in May 1984. Mr. Ubeda was promoted to District Manager in February 1993 and to Regional Vice President-Northwest U.S. Region in May 2000. In April 2010, Mr. Ubeda was promoted to Senior Vice President-Air Cargo.

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

The Company is licensed as a customs broker by Customs and Border Protection (“CBP”) of the Department of Homeland Security nationally and in each U.S. customs district in which it does business. All United States customs brokers are required to maintain prescribed records and are subject to periodic audits by CBP. In other jurisdictions in which the Company performs clearance services, the Company is licensed by the appropriate governmental authority (where such license is required to perform these services). The Company participates in various governmental supply chain security programs, such as the Customs-Trade Partnership Against Terrorism (“C-TPAT”) in the United States and additional security initiatives as they continue to be enacted by different governments, such as Authorized Economic Operator (“AEO”).

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

10. |

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

The Company maintains cargo legal liability insurance covering claims for losses attributable to missing or damaged shipments for which it is legally liable. The Company also maintains insurance coverage for the property of others which is stored in Company warehouse facilities. This insurance coverage is provided by a Vermont U.S. based insurance entity wholly-owned by the Company. The coverage is fronted and reinsured by a global insurance company. The total risk retained by the Company in 2010 was approximately $4 million. In addition, the Company is licensed as an insurance broker through its subsidiary, Expeditors Cargo Insurance Brokers, Inc. and places insurance coverage for other customers.

| 11.

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

• interest rate fluctuations;

• changes in governmental policies, such as taxation, quota restrictions, other forms of trade barriers and/or restrictions and trade accords;

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

Third Party Suppliers

The Company is a non-asset based provider of global logistics services. As a result, the Company depends on a variety of asset-based third party suppliers. The quality and profitability of the Company’s services depend upon effective selection, management and discipline of third party suppliers, while operations have improved in 2010, many of the Company’s third party suppliers have incurred significant operating losses in 2009 and are highly leveraged with debt. Changes in the financial stability, operating capabilities and capacity of asset-based carriers and space allotment made available to the Company by asset-based carriers could affect the Company in unpredictable ways, including volatility of pricing, and challenge the Company’s ability to maintain historical unitary profitability.

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

12. |

RISK FACTORS	DISCUSSION AND POTENTIAL SIGNIFICANCE

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

Technology

Increasingly, the Company must compete based upon the flexibility and sophistication of the technologies utilized in performing its core businesses. Future results depend upon the Company’s success in the cost effective development, maintenance and integration of communication and information systems technologies, including those of third party suppliers. Any significant disruptions to these systems could negatively affect the Company’s results.

| 13.

RISK FACTORS	DISCUSSION AND POTENTIAL SIGNIFICANCE

Growth

To date, the Company has relied primarily upon organic growth and has tended to avoid growth through acquisition. Future results will depend upon the Company’s ability to continue to grow internally or to demonstrate the ability to successfully identify and integrate non-dilutive acquisitions.

Regulatory Environment

The Company is affected by ever increasing regulations from a number of sources. The current business environment tends to stress the avoidance of risk through regulation and oversight, the effect of which is likely to be unforeseen costs and potentially unforeseen consequences.

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

Taxes

The Company is subject to many taxes in the United States and foreign jurisdictions. In many of these jurisdictions, the tax laws are very complex and are open to different interpretations and application. Tax authorities frequently change their tax rules, reconciliations and rates. The Company is regularly under audit by tax authorities. Although the Company believes its tax estimates are reasonable, the final determination of tax audits could be materially different from the Company’s tax provisions and accruals and negatively impact its financial results.

Litigation/Investigations

As a multinational corporation, the Company is subject to formal or informal investigations or litigation from governmental authorities or others in the countries in which it does business. The Company is currently subject to, and is cooperating fully with, an investigation by the U.S. Department of Justice (DOJ) of air cargo freight forwarders. In addition, the Company and its Hong Kong subsidiary received a Statement of Objections from the European Commission (EC) relating to an ongoing investigation of freight forwarders. The Company and its Brazilian subsidiary also received an Administrative Proceeding from the Brazilian Ministry of Justice (MOJ) relating to an on-going investigation of freight forwarders. These investigations will require further management time and cause the Company to incur substantial additional legal and related costs, which could include fines and/or penalties if the DOJ, EC and/or MOJ concludes that the Company has engaged in anti-competitive behavior and such fines and/or penalties could have a material impact on the Company’s financial position, results of operations and operating cash flows.

14. |

RISK FACTORS	DISCUSSION AND POTENTIAL SIGNIFICANCE

The Company is currently subject to and may become subject to other civil litigation arising from these investigations, including but not limited to shareholder class action lawsuits and derivative claims made on behalf of the Company. The Company has been named as a defendant in a Federal anti-trust class action lawsuit filed in New York and will incur additional costs related to defending itself in these proceedings.

Economic Conditions

The global economy and capital and credit markets continue to experience uncertainty and volatility. Unfavorable changes in economic conditions may result in lower freight volumes and adversely affect the Company’s revenues and operating results, as experienced in 2009. These conditions may adversely affect certain of the Company’s customers and third party suppliers. Were that to occur, the Company’s revenues and net earnings could also be adversely affected. Should customers’ ability to pay deteriorate, additional bad debts may be incurred.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

Not applicable.

| 15.

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

The Company leases and maintains 68 additional offices and satellite locations in the United States and 356 leased locations throughout the world, each located close to an airport, ocean port, or on an important border crossing. The majority of these facilities contain warehouse facilities. Lease terms are either on a month-to-month basis or terminate at various times through 2020. See Note 7 to the Company’s consolidated financial statements for lease commitments. As an office matures, the Company will investigate the possibility of building or buying suitable facilities. The Company believes that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.

16. |

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

On June 18, 2008, the European Commission (EC) issued a request for information to the Company’s UK subsidiary, Expeditors International (UK) Ltd., requesting certain information relating to an ongoing investigation of freight forwarders. The Company replied to the request. On February 18, 2009, the EC issued another request for information to the same subsidiary requesting certain additional information in connection with the EC’s ongoing investigation of freight forwarders. The Company replied to the request. On February 10, 2010, the Company and its Hong Kong subsidiary, Expeditors Hong Kong Limited, received a Statement of Objections (SO) from the EC. The SO initiates a proceeding against the Company alleging anti-competitive behavior contrary to European Union rules on competition. Specific to the Company, the allegations in the SO are limited to the period from August 2005 to June 2006 and only concern airfreight trade lanes between South China/Hong Kong and the European Economic Area. The Company filed a response to the allegations in the SO on April 12, 2010 and participated in an oral hearing on July 6, 2010. On January 20, 2011, the EC issued another request for information to the Company and its Hong Kong subsidiary requesting certain additional information in connection with its on-going investigation of freight forwarders. The Company replied to the request. The Company continues to vigorously defend itself against the allegations. The Company expects to incur additional costs during the course of this ongoing proceeding, which could include administrative fines if the EC concludes that the Company has engaged in anti-competitive behavior and such fines could have a material impact on the Company’s financial position, results of operations and operating cash flows.

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

The proceedings described above generally relate to investigations of freight forwarders or allegations of anti-competitive behavior. The distractions caused by these proceedings and the legal and other costs associated with these proceedings have been significant. The Company has incurred approximately $1 million, less than $1 million, and approximately $10 million for the years ended December 31, 2010, 2009 and 2008, respectively, in legal

| 17.

and associated costs on the above matters. Since the beginning of the proceedings in 2007, the Company has incurred approximately $15 million in legal and associated costs on the above matters. At this time the Company is unable to estimate the range of loss or damages, if any, that might result as an outcome of any of these proceedings. The Company assumes, as should investors, that these challenges could continue for a significant period of time and may require the investment of substantial additional management time and substantial financial resources. These government investigations and the related litigation matters are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include substantial monetary damages and, in matters in which injunctive relief or other conduct remedies are sought, an injunction or other order relating to business conduct. Were unfavorable final outcomes to occur, the Company’s business, financial position, results of operations, and operating cash flows could be materially harmed.

The Company is involved in other claims and lawsuits which arise in the ordinary course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s operations or financial position.

18. |

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low sale prices for the Company’s common stock as reported by The NASDAQ Global Select Market under the symbol EXPD.

	Common Stock			Common Stock
Quarter	High	Low	Quarter	High	Low

2010			2009
First	$38.93	$32.36	First	$34.59	$23.86
Second	$42.39	$34.46	Second	$38.10	$27.26
Third	$47.58	$33.65	Third	$37.04	$24.50
Fourth	$57.15	$45.23	Fourth	$35.83	$31.27

There were 1,347 shareholders of record as of February 18, 2011. This figure does not include a substantially greater number of beneficial holders of the Company’s common stock, whose shares are held of record by banks, brokers and other financial institutions.

The Board of Directors declared semi-annual dividends during the two most recent fiscal years paid as follows:

June 15, 2010	$.20
December 15, 2010	$.20

June 15, 2009	$.19
December 15, 2009	$.19

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1-31, 2010	64	$48.09	64	31,241,990
November 1-30, 2010	1,244,011	$51.33	1,244,011	30,637,955
December 1-31, 2010	763,818	$56.30	763,818	30,177,722

Total	2,007,893	$53.22	2,007,893	30,177,722

In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of the Company’s common stock. This authorization has no expiration date. This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995. In the fourth quarter of 2010, 755,736 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.

| 19.

In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200 million shares of common stock. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. This plan was announced on November 13, 2001. In the fourth quarter of 2010, 1,252,157 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises and the exercise of employee stock purchase rights.

The graph below matches the cumulative 5-year total return of holders of Expeditors International of Washington’s common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Transportation index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2005 and tracks it through 12/31/2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Expeditors International of Washington, the NASDAQ Composite Index

and the NASDAQ Transportation Index

* $100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/05	12/06	12/07	12/08	12/09	12/10

Expeditors International of Washington	100.00	120.54	133.83	100.47	106.24	168.33
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Transportation	100.00	111.57	117.39	88.90	91.15	117.01

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

20. |

ITEM 6 — SELECTED FINANCIAL DATA

Financial Highlights

In thousands except per share data

	2010	2009	2008	2007	2006

Revenues	$5,967,573	4,092,283	5,633,878	5,235,171	4,633,987
Net revenues	1,692,786	1,382,786	1,603,261	1,452,961	1,290,960
Net earnings attributable to shareholders	344,172	240,217	301,014	269,154	235,094
Diluted earnings attributable to shareholders per share	1.59	1.11	1.37	1.21	1.06
Basic earnings attributable to shareholders per share	1.62	1.13	1.41	1.26	1.10
Dividends declared and paid per common share	.40	.38	.32	.28	.22
Working capital	1,278,377	1,079,444	903,010	764,944	632,691
Total assets	2,679,179	2,323,722	2,100,839	2,068,605	1,821,878
Shareholders’ equity	1,740,906	1,553,007	1,366,418	1,226,571	1,070,091
Weighted average diluted shares outstanding	216,446,656	216,533,240	219,170,003	221,799,868	222,223,312
Weighted average basic shares outstanding	212,283,966	212,112,744	212,755,946	213,314,761	213,454,579

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

| 21.

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

International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, regulatory environments, cargo and other security concerns, laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to regulations, current tariffs and trade restrictions and accords. The Company cannot predict which, if any, of these proposals may be adopted, nor can the Company predict the effects the adoption of any such proposal will have on the Company’s business. Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies concerning international trade, the Company’s business may also be affected by political developments and changes in government personnel or policies, as well as economic turbulence or security concerns in the nations in which it does business, such as the current events in the Middle East and the future impact that these events may have on international trade and oil prices. The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. Consistent with current economic conditions, the Company’s pricing continues to be pressured by customers and service providers.

The Company derives its revenues from three principal sources: 1) airfreight services, 2) ocean freight and ocean services, and 3) customs brokerage and other services. These are the revenue categories presented in the financial statements.

The Company is managed along three geographic areas of responsibility: Americas; Asia Pacific; and Europe, Africa, Near/Middle East and Indian Subcontinent (EMAIR). Each area is divided into sub-regions which are composed of operating units with individual profit and loss responsibility. The Company’s business involves shipments between operating units and typically touches more than one geographic area. The nature of the international logistics business necessitates a high degree of communication and cooperation among operating units. Because of this inter-relationship between operating units, it is very difficult to look at one geographic area and draw meaningful conclusions as to its contribution to the Company’s overall success on a stand-alone basis.

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

As a non-asset based carrier, the Company does not own transportation assets. Rather, the Company generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers. The difference between the rate billed to customers (the sell rate) and the rate paid to the carrier (the buy rate) is termed “net revenue” or “yield.” By consolidating shipments from multiple customers and concentrating its buying power, the Company is able to negotiate favorable buy rates from the direct carriers, while at the same time offering lower sell rates than customers would otherwise be able to negotiate themselves. Buy rates continued to be challenging in 2010 as volumes increased and carriers managed overall capacity. Consequently, price changes are absorbed by the Company during the short-term, pending negotiation with and acceptance by the Company’s customers. The combination of carriers managing capacity and associated price volatility continues to challenge the Company’s ability to maintain historical unitary profitability.

22. |

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

The Company’s ability to provide services to its customers is highly dependent on good working relationships with a variety of entities including airlines, ocean steamship lines, and governmental agencies. The significance of maintaining acceptable working relationships with governmental agencies and asset-based carriers involved in global trade has gained increased importance as a result of ongoing concern over terrorism. As each carrier labors to comply with additional governmental regulations implementing security policies and procedures, inherent conflicts emerge which can and do affect global trade. A good reputation helps to develop practical working understandings that will assist in meeting security requirements while minimizing potential international trade obstacles. The Company considers its current working relationships with these entities to be satisfactory. However, airline and ocean steamship line industries have incurred significant losses in recent years as a result of the global economic downturn and many carriers are highly leveraged with debt. This situation has required the Company to be increasingly selective in which carriers to utilize. Further changes in the financial stability, operating capabilities and capacity of asset-based carriers, space allotments available from carriers, governmental regulation or deregulation efforts, “modernization” of the regulations governing customs brokerage, and/or changes in governmental quota restrictions or trade accords could affect the Company’s business in unpredictable ways.

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

Primarily as a result of the global economic downturn, the Company’s air and ocean freight volumes were at exceptionally low levels in 2009 as compared to 2010 and 2008. The Company’s air and ocean volumes began to improve in the fourth quarter of 2009 and this trend continued throughout 2010. Due to the uncertainty in the global economy, the Company cannot predict whether this trend will continue.

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

In terms of the opportunities, challenges and risks that management focused on in 2010, the Company operates in 60 countries throughout the world in the competitive global logistics industry and Company activities are tied directly to the global economy. From the inception of the Company, management has believed that the elements required for a successful global service organization can only be assured through recruiting, training, and ultimately retaining superior personnel. The Company’s greatest challenge is now and always has been perpetuating a consistent global corporate culture which demands:

•	Total dedication, first and foremost, to providing superior customer service;
•	Aggressive marketing of all of the Company’s service offerings;

| 23.

•	Ongoing development of key employees and management personnel via formal and informal means;
•	Creation of unlimited advancement opportunities for employees dedicated to hard work, personal growth, ethical behavior and continuous improvement;
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

While judgments and estimates are a necessary component of any system of accounting, the Company’s use of estimates is limited primarily to the following areas:

•	accounts receivable valuation;
•	the accrual of costs related to ancillary services the Company provides;
•	accrual of insurance liabilities for the portion of the freight related exposure which the Company has self-insured;
•	accrual of various tax liabilities;
•	accrual of loss contingencies; and
•	calculation of share-based compensation expense.

These estimates, other than the accrual of loss contingencies and calculation of share-based compensation expense, are not highly uncertain and have not historically been subject to significant change. Management believes that the methods utilized in all of these areas are non-aggressive in approach and consistent in application. Management believes that there are limited, if any, alternative accounting principles or methods which could

24. |

be applied to the Company’s transactions. While the use of estimates means that actual future results may be different from those contemplated by the estimates, the Company believes that alternative principles and methods used for making such estimates, other than the calculation of share-based compensation expense, would not produce materially different results than those reported.

The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. An estimated loss from a contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a loss contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued, management evaluates several factors, including advice from outside counsel, in order to estimate the degree of probability of an unfavorable outcome and make a reasonable estimate on the amount of loss. Changes in these factors could have a material impact on the Company’s financial position, results of operations and operating cash flows.

As described in Note 1.I to the consolidated financial statements in this report, the Company accounts for share-based compensation based on an estimate of the fair value of options granted to employees under the Company’s stock option and stock purchase rights plans. This expense is recorded on a straight-line basis over the option vesting periods.

Determining the appropriate option pricing model to use to estimate stock compensation expense requires judgment. Any option pricing model requires assumptions that are subjective and these assumptions also require judgment. Examples include assumptions about long-term stock price volatility, employee exercise patterns, pre-vesting option forfeitures, post-vesting option terminations, and the future interest rates and dividend yields. The Company uses the Black-Scholes model for estimating the fair value of stock options. Refer to Note 2 in the consolidated financial statements for the assumptions used for grants issued during the years ended December 31, 2010, 2009 and 2008. The assumptions used by the Company for estimating the fair value of options granted were developed on a basis consistent with assumptions used for valuing previous grants.

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

| 25.

recognition over the vesting period. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009–No. 13 “Multiple-Deliverable Revenue Arrangements”, which amends FASB Accounting Standards Codification Topic 605 –“Revenue Recognition”. This provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. ASU 2009–No. 13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is required to and plans to adopt the provisions of this update beginning in the first quarter of 2011. The Company has assessed the impact of the adoption of ASU 2009–No. 13 and it is not expecting this update will have a material effect on the Company’s results of operations.

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for 2010, 2009, and 2008, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

	2010		2009		2008

In thousands	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues

Net revenues:
Airfreight services	$640,230	38%	$489,475	35%	$578,756	36%
Ocean freight and ocean services	385,523	23	324,223	24	394,637	25
Customs brokerage and other services	667,033	39	569,088	41	629,868	39

Net revenues	1,692,786	100	1,382,786	100	1,603,261	100

Overhead expenses:
Salaries and related costs	894,132	53	774,214	56	863,846	54
Other	251,424	15	223,571	16	266,279	17

Total overhead expenses	1,145,556	68	997,785	72	1,130,125	71

Operating income	547,230	32	385,001	28	473,136	29
Other income, net	16,838	1	17,871	1	26,436	2

Earnings before income taxes	564,068	33	402,872	29	499,572	31
Income tax expense	219,863	13	162,475	12	196,593	12

Net earnings	344,205	20	240,397	17	302,979	19
Less: net earnings attributable to noncontrolling interest	33	—	180	—	1,965	—

Net earnings attributable to shareholders	$344,172	20%	$240,217	17%	$301,014	19%

26. |

2010 compared with 2009

Airfreight services net revenues in 2010 increased 31% as compared with 2009. The increase in global airfreight services net revenues was primarily due to a 35% increase in airfreight tonnage, which was partially offset by a slight decrease in net revenue per kilo. North America, Asia Pacific and Europe airfreight services net revenues increased 34%, 39% and 15%, respectively, in 2010 as compared with 2009, while airfreight export tonnage increased 47%, 32% and 28%, respectively. The increase in airfreight tonnage is primarily due to improvements in the global economy which began in the fourth quarter of 2009.

Ocean freight and ocean services net revenues increased 19% in 2010 as compared with 2009. North America, Asia Pacific and Europe ocean freight net revenues increased approximately 17%, 23% and 13%, respectively, in 2010 as compared with 2009.

Ocean freight net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The majority of the Company’s ocean freight net revenue is derived from ocean freight consolidation which represented 51% and 52% of ocean freight net revenue in 2010 and 2009, respectively.

Ocean freight consolidation net revenue increased 16% in 2010 as compared with 2009, primarily due to a 20% increase in volume as measured in terms of forty-foot container equivalent units (FEUs), partially offset by a 3% decrease in net revenue per container. Direct ocean freight forwarding and order management, which are primarily fee-based, increased 15% and 34%, respectively, in 2010, as compared with 2009, due to an increase in volume.

The increase in ocean volumes is primarily due to an improvement in the global economy which began in the fourth quarter of 2009. Net revenue per container in 2010 was lower than in 2009 due to favorable spot market buying opportunities in the first half of 2009 that were not available in 2010.

Customs brokerage and other services net revenues increased 17% in 2010 as compared with 2009, primarily as a result of increases in international air and ocean and domestic time definite freight volumes. Customers continue to seek out customs brokers with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.

Salaries and related costs, excluding stock compensation expense, increased 16% in 2010, as compared with 2009, primarily as a result of larger bonuses earned from achieving higher operating income before bonuses, an increase in the number of employees, and higher stock compensation expense.

The effects of including stock-based compensation expense in salaries and related costs for 2010 and 2009 are as follows:

	Years ended December 31,
In thousands	2010	2009

Salaries and related costs	$894,132	$774,214
As a % of net revenue	52.8%	56.0%
Stock compensation expense	$43,743	$39,135
As a % of salaries and related costs	4.9%	5.1%
As a % of net revenue	2.6%	2.8%

Excluding stock compensation expense, salaries and related costs as a percentage of net revenue decreased 292 basis points for 2010, as compared with 2009. This decrease can be attributed to productivity gains that resulted from more efficient staff utilization. Stock compensation expense increased 12% in 2010, as compared with 2009, primarily a result of a $4 million “true up” credit recognized in 2009 for the difference between the higher actual pre-vesting forfeiture experience and the pre-vesting forfeiture assumptions used to calculate stock option expense. The net impact on salaries and related costs was $3 million after consideration of the effect on bonuses.

| 27.

Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation will occur in proportion to changes in Company profits, creating a direct alignment between corporate performance and shareholder interests. Bonuses to field and corporate management in 2010 were up 35% as compared with 2009 primarily as a result of a 42% increase in operating income. The Company’s management incentive compensation programs have always been incentive-based and performance driven and there is no built-in bias that favors or enriches management in a manner inconsistent with overall corporate performance.

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

Other overhead expenses increased 12% in 2010, as compared with 2009, primarily as a result of higher business taxes, travel and other expenses related to increased activity. Legal and related expenses increased slightly in 2010, as compared with 2009, primarily attributable to preparing the Company’s responses to a Statement of Objections issued by the European Commission as described further in Part I — Item 3 in this report on Form 10-K entitled “Legal Proceedings”. The Company will continue to incur legal costs, which could be substantial and include judgments, fines and/or penalties, until the legal proceedings described in Item 3 herein are concluded. Further, the Company periodically conducts reviews of the operations and procedures of its offices worldwide relating to compliance with applicable laws and regulations. If the governmental regulatory agencies conclude that the Company has engaged in anti-competitive behavior or in the event of an adverse judgment in the class action lawsuit described in Item 3 herein, such judgments, fines and/or penalties could have a material impact on the Company’s financial condition, results of operations and operating cash flows. Other overhead expenses as a percentage of net revenues decreased slightly for 2010, as compared with 2009.

Other income, net, decreased 6% in 2010, as compared with 2009. Interest income decreased $3 million due to lower average interest rates during 2010, as compared with 2009.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate in 2010 was 38.9% as compared to 40.3% for 2009. Although a tax benefit related to stock-based compensation expense is recorded for non-qualified stock options at the time the related compensation expense is recognized, the tax benefit received for disqualifying dispositions of incentive stock options cannot be anticipated. The lower consolidated effective income tax rate for 2010, as compared 2009, is primarily the result of a higher tax benefit received for disqualifying dispositions of incentive stock options for 2010, as compared with 2009.

2009 compared with 2008

Airfreight services net revenues in 2009 decreased 15% compared with 2008. The decrease in global airfreight services net revenues was primarily due to a 13% decline in airfreight tonnage. North America, Asia Pacific and Europe airfreight services net revenues decreased 13%, 15% and 21%, respectively, in 2009 as compared with 2008, while airfreight export tonnage decreased 16%, 13% and 10%, respectively.

28. |

The decrease in airfreight tonnage is primarily due to the global economic downturn which began in the second half of 2008. During the first six months of 2009, net revenue per kilo increased as compared to the same period in 2008, as a result of favorable buying opportunities that developed in a number of short-term spot markets. This increase was offset during the second half of 2009, as air carriers removed significant capacity from the markets while rapidly and aggressively increasing airfreight pricing, particularly in Asia. The Company absorbed these price increases during the short-term, prior to negotiations with and acceptance by the Company’s customers. North America and Asia Pacific net revenues declined primarily due to lower export tonnage in 2009 as compared to 2008. Europe net revenues declined principally due to lower export tonnage and lower import volumes, primarily from Asia.

Ocean freight and ocean services net revenues decreased 18% in 2009 as compared with 2008. North America, Asia Pacific and Europe ocean freight net revenues decreased approximately 19%, 18% and 21%, respectively, in 2009 as compared with 2008.

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

| 29.

salaries and related costs was $3 million after consideration of the effect on bonuses. This credit relates primarily to stock option grants made in 2006, the majority of which began vesting in May 2009.

The Company’s operating income in 2009 was 19% lower than the amount reported in 2008. This was the first year since 1984 that the Company’s operating income was lower than the amount which had been reported in the previous year. Bonuses to field and corporate management in 2009 were also both down 19% as compared with 2008. The Company’s management incentive compensation programs have always been incentive-based and performance driven and there is no built-in bias that favors or enriches management in a manner inconsistent with overall corporate performance.

Other overhead expenses decreased 16% in 2009, as compared with 2008, primarily as a result of continued cost reduction measures, including cutbacks on travel and entertainment expenses. Legal and related expenses decreased approximately $11 million in 2009, as compared with 2008, primarily attributable to lower activity related to governmental regulatory agencies’ ongoing investigations of air cargo freight forwarders and related legal proceedings as described further in Part I—Item 3 in this report on Form 10-K entitled “Legal Proceedings”. Other overhead expenses as a percentage of net revenues remained constant for 2009, as compared with 2008.

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

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses. Any such hedging activity during 2010,

30. |

2009 and 2008 was insignificant. Net foreign currency gains in 2010 and 2009 were $2 million and $1 million, respectively. Net foreign currency losses in 2008 were $191,000. The Company had no foreign currency derivatives outstanding at December 31, 2010 and 2009.

Geographic Coverage

During 2010, the Company opened three full-service offices: 1) Curitiba, Brazil; 2) Oslo, Norway; and 3) Zhongshan, People’s Republic of China (formerly a satellite of Shenzhen, People’s Republic of China). The Company opened two satellite offices: 1) Belo Horizonte, Brazil; and 2) Rome, Italy. The Company changed the Macau, People’s Republic of China office from a full service to a satellite office and closed one satellite office in Lewiston, New York.

Acquisitions – Historically, growth through aggressive acquisition has proven to be a challenge for many of the Company’s competitors and typically involves the purchase of significant “goodwill,” the value of which can be realized in large measure only by retaining the customers and profit margins of the acquired business. As a result, the Company has pursued a strategy emphasizing organic growth supplemented by certain strategic acquisitions, where future economic benefit significantly exceeds the “goodwill” recorded in the transaction.

Internal Growth – Management believes that a comparison of “same store” results is critical in the evaluation of the quality and extent of the Company’s internally generated growth. The “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year. There were no significant differences between the “same store” analysis and the Company’s results for the years ended December 31, 2010, 2009 and 2008.

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the year ended December 31, 2010 was $396 million, as compared with $331 million for 2009. This $65 million increase is primarily due to an increase in net earnings offset by changes in working capital accounts, primarily an increase in accounts receivable. At December 31, 2010, working capital was $1,278 million, including cash, cash equivalents and short-term investments of $1,085 million. The Company had no long-term debt at December 31, 2010.

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

As a customs broker, the Company makes significant cash advances for a select group of its credit-worthy customers. These cash advances are for customer obligations such as the payment of duties to customs authorities in various countries throughout the world. Cash advances are a “pass through” and are not recorded as a component of revenue and expense. The billings of such advances to customers are accounted for as a direct increase in accounts receivable from the customer and a corresponding increase in accounts payable to governmental customs authorities. As a result of these “pass through” billings, the conventional Days Sales Outstanding or DSO calculation does not directly measure collection efficiency.

Cash used in investing activities for the year ended December 31, 2010 was $42 million, as compared with $41 million for 2009. The largest use of cash in investing activities is cash paid for capital expenditures. The Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. The Company routinely invests in technology, leasehold improvements, equipment, and office furniture. For the year ended December 31, 2010, the Company made capital expenditures of $42 million as compared with $40 million for 2009, which includes prepayments on long-term land leases. This includes normal capital expenditures as noted above and $13 million for real estate development. Total capital expenditures in 2011 are currently estimated to be $117 million. This includes normal capital expenditures as noted above, plus additional

| 31.

real estate development. In 2010, the Company entered into contracts to develop office/warehouse facilities in London, United Kingdom and in Beijing, China and these projects are expected to be completed in 2011.

Cash used in financing activities for the year ended December 31, 2010 was $209 million as compared with $117 million in 2009. The Company uses the proceeds from stock option exercises to repurchase the Company’s common stock on the open market. In 2010, the Company continued its policy of repurchasing stock to limit growth in issued and outstanding shares as a result of stock option exercises. The increase in cash used in financing activities for the year ended December 31, 2010 as compared with the same period in 2009 is primarily due to a greater number of shares repurchased and a higher average price per share. During 2010 and 2009 the net use of cash in financing activities included the payment of dividends of $.40 per share and $.38 per share, respectively.

The Company follows established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. The Company’s investment portfolio has not been adversely impacted by the disruption in the credit markets. However there can be no assurance that the Company’s investment portfolio will not be adversely affected in the future.

The Company cannot forecast the impact that ongoing uncertainties in the global economy will have on its operating results. Management believes that the Company has effective credit control procedures, and historically has experienced relatively insignificant collection problems. The Company cannot predict what fallout economic uncertainties may have on freight volumes, pricing, changes in consumer demand, supplier stability and capacity or on customers’ abilities to pay.

The Company maintains international unsecured bank lines of credit. At December 31, 2010, the international bank lines of credit totaled $22 million. At December 31, 2010, the Company had no amounts outstanding on these lines of credit, but was contingently liable for $91 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

		Amount of Commitment Expiration Per Period
In thousands	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years

Standby letters of credit	$91,495	$85,342	$3,867	$227	$2,059

At December 31, 2010, the Company’s contractual obligations are as follows:

		Payments Due by Period
In thousands	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years

Contractual Obligations:
Operating leases	$128,154	$39,244	$54,022	$23,445	$11,443
Unconditional purchase obligations	180,202	180,202	—	—	—
Construction and equipment purchase obligations	37,266	35,923	1,343	—	—

Total contractual cash obligations	$345,622	$255,369	$55,365	$23,445	$11,443

The Company enters into short-term agreements with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. The Company only

32. |

enters into agreements that management believes the Company can fulfill with relative ease. Historically, the Company has not paid for guaranteed space that it has not used. Management believes, in line with historical experience, committed purchase obligations outstanding as of December 31, 2010, will be fulfilled during 2011 in the Company’s ordinary course of business.

The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises. As of December 31, 2010, the Company had repurchased and retired 21,870,052 shares of common stock at an average price of $21.24 per share over the period from 1994 through 2010. During 2010, 2,235,613 shares were repurchased at an average price of $44.41 per share.

The Company has a Discretionary Stock Repurchase Plan under which Management is allowed to repurchase such shares as may be necessary to reduce the issued and outstanding stock to 200,000,000 shares of common stock. As of December 31, 2010, the Company had repurchased and retired 20,067,005 shares of common stock at an average price of $34.37 per share over the period from 2001 through 2010. During 2010, 3,218,407 shares were repurchased at an average price of $45.69 per share. These discretionary repurchases were made to limit the growth in the number of issued and outstanding shares as a result of stock option exercises and the exercise of employee stock purchase rights.

Management believes that the Company’s current cash position and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At December 31, 2010, cash and cash equivalent balances of $561 million were held by the Company’s non-United States subsidiaries, of which $66 million was held in banks in the United States.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

| 33.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the year ended December 31, 2010, would have had the effect of raising operating income approximately $40 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $32 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

As of December 31, 2010, the Company had approximately $1 million of net unsettled intercompany transactions. The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity throughout the year ended December 31, 2010, was insignificant. Net foreign currency gains in 2010 and 2009 were $2 million and $1 million, respectively. Net foreign currency losses in 2008 were $191,000. The Company had no foreign currency derivatives outstanding at December 31, 2010 and 2009. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At December 31, 2010, the Company had cash, cash equivalents and short-term investments of $1,085 million, of which $641 million was invested at various short-term market interest rates. The Company had no short-term borrowings at December 31, 2010. A hypothetical change in the interest rate of 10 basis points at December 31, 2010 would not have a significant impact on the Company’s earnings.

In management’s opinion, there has been no material change in the Company’s interest rate risk exposure between 2009 and 2010.

34. |

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

| 35.

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

A system of internal control can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting, as of December 31, 2010, based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2010, which is included on page F-2.

ITEM 9B — OTHER INFORMATION

Not applicable.

36. |

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth below or incorporated by reference to information under the caption “Proposal 1 — Election of Directors” and to the information under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance-Director Nomination Process” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 4, 2011. See also Part I — Item 1 — Executive Officers of the Registrant.

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

Code of Ethics and Governance Guidelines

We have adopted a Code of Business Conduct that applies to all Company employees including, of course, our principal executive officer and principal financial and accounting officer. The Code of Business Conduct is posted on our website at http://www.investor.expeditors.com. We will post any amendments to the Code of Business Conduct at that location. In the unlikely event that the Board of Directors approves any sort of waiver to the Code of Business Conduct for our executive officers or directors, information concerning such waiver will also be posted at that location. No waivers were granted in 2010. In addition to posting information regarding amendments and waivers on our website, the same information will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers satisfies applicable NASDAQ listing rules.

Our investor relations website also includes under the heading “Executive Officer’s and Director’s Stock Trading Plans” information regarding entries into a Rule 10b5-1 trading plan by directors or officers of the Company or by the Company itself. Any new entry into such a trading plan or amendments thereto will be posted at that location.

ITEM 11 — EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to information under the captions “Proposal 1 – Election of Directors” and “Executive Compensation” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 4, 2011.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to information under the captions “Principal Holders of Voting Securities” and “Proposal 1 — Election of Directors” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 4, 2011.

| 37.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2010, regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Available for Future Issuance, Other Than Securities to be Issued Upon Exercise of All Outstanding Options, Warrants and Rights (3)

Equity Compensation Plans Approved by Security Holders	16,293,671	$34.11	3,894,408
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	16,293,671	$34.11	3,894,408

(1)	Does not include 26,735 restricted stock awards that were not fully vested as of December 31, 2010.

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock awards which have no exercise price.

(3)	Includes 3,403,479 available for issuance under the employee stock purchase plans, 372,027 available for future grants of stock options and 118,902 available for issuance of restricted stock awards.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to information under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 4, 2011.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to information under the caption “Relationship with Independent Public Accountants” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 4, 2011.

38. |

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

| 39.

3.    EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)	Form of Employment Agreement executed by the Company’s Chairman and Chief Executive Officer. See Exhibit 10.23.

(2)	Form of Employment Agreement executed by the Company’s President and Chief Operating Officer and certain of the Company’s executive officers. See Exhibit 10.24.

(3)	Form of Employment Agreement executed by the Company’s Chief Financial Officer. See Exhibit 10.25.

(4)	The Company’s Amended 1985 Stock Option Plan. See Exhibit 10.4.

(5)	Form of Stock Option Agreement used in connection with options granted under the Company’s Amended 1985 Stock Option Plan. See Exhibit 10.5.

(6)	The Company’s Amended 1993 Directors’ Non-Qualified Stock Option Plan. See Exhibit 10.39.

(7)	Form of Stock Option Agreement used in connection with options granted under the Company’s 1993 Directors’ Non-Qualified Stock Option Plan. See Exhibit 10.9.

(8)	The Company’s Amended 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.40.

(9)	Form of Stock Option Agreement used in connection with Non-Qualified options granted under the Company’s 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.30.

(10)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.31.

(11)	The Company’s 2008 Executive Incentive Compensation Plan. See Exhibit 10.35.

(12)	The Company’s 2008 Directors’ Restricted Stock Plan. See Exhibit 10.36.

(13)	The Company’s 2002 Employee Stock Purchase Plan. See Exhibit 10.42.

(14)	The Company’s 2005 Stock Option Plan. See Exhibit 10.45.

(15)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2005 Incentive Stock Option Plan. See Exhibit 10.46.

(16)	The Company’s 2006 Stock Option Plan. See Exhibit 10.47.

(17)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2006 Incentive Stock Option Plan. See Exhibit 10.48.

(18)	The Company’s 2007 Stock Option Plan. See Exhibit 10.49.

(19)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2007 Incentive Stock Option Plan. See Exhibit 10.50.

(20)	The Company’s 2008 Stock Option Plan. See Exhibit 10.51.

(21)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2008 Stock Option Plan. See Exhibit 10.52.

(22)	The Company’s 2009 Stock Option Plan. See Exhibit 10.53.

(23)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2009 Stock Option Plan. See Exhibit 10.54.

(24)	The Company’s 2010 Stock Option Plan. See Exhibit 10.55.

(25)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2010 Stock Option Plan. See Exhibit 10.56.

40. |

(b)     EXHIBITS

Exhibit Number	Exhibit

3.1

The Company’s Restated Articles of Incorporation and the Articles of Amendment thereto dated December 9, 1993. (Incorporated by reference to Exhibit 3.1 to Form 10-K, filed on or about March 31, 1995.)

3.1.1	Articles of Amendment to the Restated Articles of Incorporation dated November 12, 1996. (Incorporated by reference to Exhibit 3.1.1 to Form 10-K, filed on or about March 31, 1997.)

3.1.2	Articles of Amendment to the Restated Articles of Incorporation dated May 20, 1999. (Incorporated by reference to Exhibit 3.1.2 to Form 10-K, filed on or about March 28, 2003.)

3.1.3	Articles of Amendment to the Restated Articles of Incorporation dated June 12, 2002. (Incorporated by reference to Exhibit 3.1.3 to Form 10-K, filed on or about March 28, 2003.)

3.2	The Company’s Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to Form 8-K, filed on or about November 4, 2010.)

10.4	The Company’s Amended 1985 Stock Option Plan. (Incorporated by reference to Exhibit 10.14 to Form 10-K, filed on or about March 28, 1991.)

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

| 41.

Exhibit Number	Exhibit

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

42. |

Exhibit Number	Exhibit

10.55

The Company’s 2010 Stock Option Plan. (Incorporated by reference to Appendix A of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 19, 2010.)

10.56

Form of Stock Option Agreement used in connection with options granted under the Company’s 2010 Stock Option Plan. (Incorporated by reference to Appendix B of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 19, 2010.)

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

| 43.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2011

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

By:	/s/ BRADLEY S. POWELL
Bradley S. Powell
Chief Financial Officer

44. |

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2011.

Signature	Title

/s/ Peter J. Rose (Peter J. Rose)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director

/s/ R. Jordan Gates (R. Jordan Gates)	President and Chief Operating Officer and Director

/s/ James Li Kou Wang (James Li Kou Wang)	President-Asia Pacific and Director

/s/ Bradley S. Powell (Bradley S. Powell)	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Mark A. Emmert (Mark A. Emmert)	Director

/s/ Dan P. Kourkoumelis (Dan P. Kourkoumelis)	Director

/s/ Michael J. Malone (Michael J. Malone)	Director

/s/ John W. Meisenbach (John W. Meisenbach)	Director

/s/ Robert R. Wright (Robert R. Wright)	Director

| 45.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

COMPRISING ITEM 8

ANNUAL REPORT ON FORM 10-K

TO SECURITIES AND EXCHANGE COMMISSION FOR THE

YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Expeditors International of Washington, Inc.:

We have audited the accompanying consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Expeditors International of Washington, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Seattle, Washington
February 28, 2011

| F-1.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Expeditors International of Washington, Inc.:

We have audited Expeditors International of Washington, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Expeditors International of Washington, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Expeditors International of Washington, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010 and our report dated February 28, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, Washington
February 28, 2011

F-2. |

Consolidated Balance Sheets

In thousands except share data

December 31,	2010	2009
Current Assets:
Cash and cash equivalents	$1,084,465	925,929
Short-term investments	524	655
Accounts receivable, less allowance for doubtful accounts of $14,636 in 2010 and $14,235 in 2009	1,003,884	810,369
Deferred Federal and state income taxes	8,706	8,338
Other	42,776	42,539

Total current assets	2,140,355	1,787,830

Property and Equipment:
Land	163,291	165,528
Buildings and leasehold improvements	372,788	372,470
Furniture, fixtures, equipment and purchased software	215,054	205,817
Construction in progress	29,166	16,258

Property and equipment, at cost	780,299	760,073
Less: accumulated depreciation and amortization	281,651	264,372

Property and equipment, net	498,648	495,701
Goodwill, net	7,927	7,927
Other intangibles, less accumulated amortization of $18,921 in 2010 and $17,143 in 2009	3,716	4,938
Other assets, net	28,533	27,326

Total assets	$2,679,179	2,323,722

| F-3.

December 31,	2010	2009
Current Liabilities:
Accounts payable	$652,161	546,675
Accrued expenses, primarily salaries and related costs	177,869	145,545
Federal, state, and foreign income taxes	31,948	16,166

Total current liabilities	861,978	708,386
Deferred Federal and state income taxes	69,047	53,989
Commitments and contingencies

Shareholders’ Equity:
Preferred stock, par value $.01 per share
Authorized 2,000,000 shares; none issued	—	—
Common stock, par value $.01 per share
Authorized 320,000,000 shares;
issued and outstanding 212,047,774 shares at
December 31, 2010 and 212,025,494 shares at
December 31, 2009	2,120	2,120
Additional paid-in capital	13,412	18,265
Retained earnings	1,717,249	1,532,018
Accumulated other comprehensive income	8,125	604

Total shareholders’ equity	1,740,906	1,553,007
Noncontrolling interest	7,248	8,340

Total equity	1,748,154	1,561,347

Total liabilities and equity	$2,679,179	2,323,722

See accompanying notes to consolidated financial statements.

F-4. |

Consolidated Statements of Earnings

In thousands except share data

Years ended December 31,	2010	2009	2008
Revenues:
Airfreight services	$2,821,828	1,831,317	2,541,377
Ocean freight and ocean services	1,955,400	1,297,685	1,990,983
Customs brokerage and other services	1,190,345	963,281	1,101,518

Total revenues	5,967,573	4,092,283	5,633,878

Operating Expenses:
Airfreight consolidation	2,181,598	1,341,842	1,962,621
Ocean freight consolidation	1,569,877	973,462	1,596,346
Customs brokerage and other services	523,312	394,193	471,650
Salaries and related costs	894,132	774,214	863,846
Rent and occupancy costs	77,209	74,324	76,984
Depreciation and amortization	36,900	40,035	40,003
Selling and promotion	32,055	26,295	37,778
Other	105,260	82,917	111,514

Total operating expenses	5,420,343	3,707,282	5,160,742

Operating income	547,230	385,001	473,136

| F-5.

Years ended December 31,	2010	2009	2008
Other Income (Expense):
Interest income	7,002	10,177	21,077
Interest expense	(576)	(499)	(183)
Other, net	10,412	8,193	5,542

Other income, net	16,838	17,871	26,436

Earnings before income taxes	564,068	402,872	499,572
Income tax expense	219,863	162,475	196,593

Net earnings	344,205	240,397	302,979

Less: net earnings attributable to the noncontrolling interest	33	180	1,965

Net earnings attributable to shareholders	$344,172	240,217	301,014

Diluted earnings attributable to shareholders per share	$1.59	1.11	1.37

Basic earnings attributable to shareholders per share	$1.62	1.13	1.41

Weighted average diluted shares outstanding	216,446,656	216,533,240	219,170,003

Weighted average basic shares outstanding	212,283,966	212,112,744	212,755,946

See accompanying notes to consolidated financial statements.

F-6. |

[THIS PAGE INTENTIONALLY LEFT BLANK]

| F-7.

Consolidated Statements of Equity and Comprehensive Income

In thousands except share data

Years ended December 31, 2010, 2009 and 2008

	Common stock

	Shares	Par Value
Balance at December 31, 2007	212,996,776	$2,130
Exercise of stock options	2,140,819	22
Issuance of shares under stock purchase plan	732,719	7
Shares repurchased under provisions of stock repurchase plans	(3,896,937)	(39)
Stock compensation expense	—	—
Tax benefits from stock plans	—	—
Comprehensive income
Net earnings	—	—
Foreign currency translation adjustments, net of tax of $25,018	—	—

Total comprehensive income	—	—

Dividends paid ($.32 per share)	—	—

Distributions or declaration of dividends to noncontrolling interest	—	—

Balance at December 31, 2008	211,973,377	$2,120
Exercise of stock options and release of restricted shares	2,068,603	20
Issuance of shares under stock purchase plan	714,799	7
Shares repurchased under provisions of stock repurchase plans	(2,731,285)	(27)
Stock compensation expense	—	—
Tax benefits from stock plans	—	—
Purchase of noncontrolling interest	—	—
Comprehensive income
Net earnings	—	—
Foreign currency translation adjustments, net of tax of $8,672	—	—

Total comprehensive income	—	—

Dividends paid ($.38 per share)	—	—
Distributions or declaration of dividends to noncontrolling interest	—	—

Balance at December 31, 2009	212,025,494	2,120
Exercise of stock options and release of restricted shares	4,781,971	48
Issuance of shares under stock purchase plan	694,329	7
Shares repurchased under provisions of stock repurchase plans	(5,454,020)	(55)
Stock compensation expense	—	—
Tax benefits from stock plans	—	—
Comprehensive income
Net earnings	—	—
Foreign currency translation adjustments, net of tax of $4,122	—	—

Total comprehensive income	—	—

Dividends paid ($.40 per share)	—	—
Distributions or declaration of dividends to noncontrolling interest	—	—

Balance at December 31, 2010	212,047,774	2,120

F-8. |

	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2007	50,006	1,143,464	30,971	1,226,571	16,748	1,243,319
Exercise of stock options	29,322	—	—	29,344	—	29,344
Issuance of shares under stock purchase plan	22,109	—	—	22,116	—	22,116
Shares repurchased under provisions of stock repurchase plans	(150,120)	(4,019)	—	(154,178)	—	(154,178)
Stock compensation expense	44,879	—	—	44,879	—	44,879
Tax benefits from stock plans	10,954	—	—	10,954	—	10,954
Comprehensive income
Net earnings	—	301,014	—	301,014	1,965	302,979
Foreign currency translation adjustments, net of tax of $25,018	—	—	(46,179)	(46,179)	(336)	(46,515)

Total comprehensive income	—	—	—	254,835	1,629	256,464

Dividends paid ($.32 per share)	—	(68,103)	—	(68,103)	—	(68,103)

Distributions or declaration of dividends to noncontrolling interest	—	—	—	—	(879)	(879)

Balance at December 31, 2008	7,150	1,372,356	(15,208)	1,366,418	17,498	1,383,916
Exercise of stock options and release of restricted shares	26,393	—	—	26,413	—	26,413
Issuance of shares under stock purchase plan	20,505	—	—	20,512	—	20,512
Shares repurchased under provisions of stock repurchase plans	(84,482)	—	—	(84,509)	—	(84,509)
Stock compensation expense	39,135	—	—	39,135	—	39,135
Tax benefits from stock plans	5,726	—	—	5,726	—	5,726
Purchase of noncontrolling interest	3,838	—	—	3,838	(4,306)	(468)
Comprehensive income
Net earnings	—	240,217	—	240,217	180	240,397
Foreign currency translation adjustments, net of tax of $8,672	—	—	15,812	15,812	(634)	15,178

Total comprehensive income	—	—	—	256,029	(454)	255,575

Dividends paid ($.38 per share)	—	(80,555)	—	(80,555)	—	(80,555)
Distributions or declaration of dividends to noncontrolling interest	—	—	—	—	(4,398)	(4,398)

Balance at December 31, 2009	18,265	1,532,018	604	1,553,007	8,340	1,561,347
Exercise of stock options and release of restricted shares	79,186	—	—	79,234	—	79,234
Issuance of shares under stock purchase plan	20,543	—	—	20,550	—	20,550
Shares repurchased under provisions of stock repurchase plans	(172,188)	(74,069)	—	(246,312)	—	(246,312)
Stock compensation expense	43,743	—	—	43,743	—	43,743
Tax benefits from stock plans	23,863	—	—	23,863	—	23,863
Comprehensive income
Net earnings	—	344,172	—	344,172	33	344,205
Foreign currency translation adjustments, net of tax of $4,122	—	—	7,521	7,521	(74)	7,447

Total comprehensive income	—	—	—	351,693	(41)	351,652

Dividends paid ($.40 per share)	—	(84,872)	—	(84,872)	—	(84,872)
Distributions or declaration of dividends to noncontrolling interest	—	—	—	—	(1,051)	(1,051)

Balance at December 31, 2010	13,412	1,717,249	8,125	1,740,906	7,248	1,748,154

| F-9.

See

accompanying

notes to

consolidated

financial

statements.

Consolidated Statements of Cash Flows

In thousands

Years ended December 31,	2010	2009	2008
Operating Activities:
Net earnings	$344,205	240,397	302,979
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	3,414	804	1,976
Deferred income tax expense (benefit)	10,569	(1,609)	16,350
Excess tax benefits from stock plans	(23,863)	(5,726)	(10,954)
Stock compensation expense	43,743	39,135	44,879
Depreciation and amortization	36,900	40,035	40,003
Gain on sale of assets	(321)	(42)	(699)
Amortization of other intangible assets	1,413	1,520	1,618
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(188,823)	(1,077)	85,841
Increase (decrease) in accounts payable and accrued expenses	130,138	29,910	(66,470)
Decrease (increase) in income taxes payable, net	39,495	(12,706)	(5,552)
(Increase) decrease in other current assets	(1,352)	159	(1,005)

Net cash provided by operating activities	395,518	330,800	408,966

F-10. |

	2010	2009	2008
Investing Activities:
Decrease (increase) in short-term investments	188	26	(72)
Purchase of property and equipment	(42,408)	(34,700)	(59,726)
Proceeds from sale of property and equipment	360	276	369
Prepayment on long-term land lease, net	0	(5,049)	0
Other	(319)	(1,901)	204

Net cash used in investing activities	(42,179)	(41,348)	(59,225)

Financing Activities:
Proceeds from issuance of common stock	99,784	46,925	51,460
Repurchases of common stock	(246,312)	(84,509)	(154,178)
Excess tax benefits from stock plans	23,863	5,726	10,954
Dividends paid	(84,872)	(80,555)	(68,103)
Distributions to noncontrolling interest	(1,051)	(1,084)	(879)
Purchase of noncontrolling interest	0	(3,851)	0

Net cash used in financing activities	(208,588)	(117,348)	(160,746)

Effect of exchange rate changes on cash and cash equivalents	13,785	12,797	(22,566)

Increase in cash and cash equivalents	158,536	184,901	166,429
Cash and cash equivalents at beginning of year	925,929	741,028	574,599

Cash and cash equivalents at end of year	$1,084,465	925,929	741,028

Interest and Taxes Paid:
Interest	$110	497	173
Income taxes	171,618	158,745	172,146

See accompanying notes to consolidated financial statements.

| F-11.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  |  Basis of Presentation

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

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The consolidated financial statements include the accounts of the Company and its subsidiaries stated in U.S. dollars, the Company’s reporting currency. In addition, the consolidated financial statements also include the accounts of operating entities where the Company maintains a parent-subsidiary relationship through unilateral control over assets and operations together with responsibility for payment of all liabilities, notwithstanding a lack of technical majority ownership of the subsidiary common stock. Certain 2009 and 2008 amounts have been reclassified to conform with the 2010 presentation. All dollar amounts in the notes are presented in thousands except for share data.

All significant intercompany accounts and transactions have been eliminated in consolidation.

B.  |  Cash Equivalents

All highly liquid investments with a maturity of three months or less at date of purchase are considered to be cash equivalents.

C.  |  Short-term Investments

Short-term investments have a maturity date of greater than three months at date of purchase and are designated as available-for-sale. Cost approximates market at December 31, 2010 and 2009.

D.  |  Accounts Receivable

The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $14,636, $14,235 and $14,414 as of December 31, 2010, 2009 and 2008, respectively. Additions and write-offs have not been significant in any of these years.

F-12. |

E.  |  Long-Lived Assets, Depreciation and Amortization

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

For the years ended December 31, 2010 and 2009, the Company performed the required goodwill annual impairment test during the fourth quarter and determined that no impairment had occurred.

Other intangibles consist principally of payments made to purchase customer lists of agents in countries where the Company established its own presence by opening offices. Other intangibles assets are amortized over their estimated useful lives for periods up to 15 years and are reviewed for impairment if an event or circumstance indicates that an impairment loss may be been incurred. The estimated annual amortization expense for each of the next five years is not significant.

F.  |  Revenues and Revenue Recognition

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

| F-13.

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

Typically, the fees for each of these services are quoted as separate components, however, customers on occasion will request an all-inclusive rate for a set of services known in the industry as “door-to-door service.” This means that the customer is billed a single rate for all services from pickup at origin to delivery at destination. In these instances, the revenue for origin and destination services, as well as revenue that will be characterized as freight charges, is allocated to branches as set by preexisting Company policy perhaps supplemented by customer specific negotiations between the offices involved. Each of the Company’s branches are separate profit centers and the primary compensation for the branch management group comes in the form of incentive-based compensation calculated directly from the operating income of that branch. This compensation structure ensures that the allocation of revenue and expense among components of services, when provided under an all-inclusive rate, is done in an objective manner on a relative selling price basis.

The Company presents revenues net of sales and value-added taxes.

G.  |  Income Taxes

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

H.  |  Net Earnings Attributable to Shareholders per Common Share

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

I.  |  Stock Plans

The Company recognizes stock compensation expense based on an estimate of the fair value of awards granted to employees and directors under the Company’s stock option, director restricted stock and employee stock purchase rights plans. This expense, adjusted for expected forfeitures, is recognized on a straight-line basis over the stock awards vesting periods.

F-14. |

J.  |  Foreign Currency

Foreign currency amounts attributable to foreign operations have been translated into U.S. dollars using year-end exchange rates for assets and liabilities, historical rates for equity, and weighted average rates for revenues and expenses. Translation adjustments resulting from this process are recorded as components of other comprehensive income. Currency fluctuations are a normal operating factor in the conduct of the Company’s business and exchange transaction gains and losses are included in revenues and operating expenses. Also, the Company is exposed to foreign currency exchange fluctuations on monetary assets and liabilities denominated in currencies that are not the local functional currency. Foreign exchange gains and losses on such balances are recognized in net earnings as other income.

The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure. Accordingly, the Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world. Such hedging activity during 2010, 2009, and 2008 was insignificant. Net foreign currency gains in 2010 and 2009 were $2,026 and $1,418, respectively. Net foreign currency losses in 2008 were $191. The Company had no foreign currency derivatives outstanding at December 31, 2010 and 2009.

K.  |  Comprehensive Income

Comprehensive income consists of net earnings and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net earnings. For the Company, these consist of foreign currency translation gains and losses, net of related income tax effects and comprehensive income or loss attributable to noncontrolling interest.

Accumulated other comprehensive income consisted entirely of foreign currency translation adjustments, net of related income tax effects, as of December 31, 2010 and 2009.

L.  |  Segment Reporting

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

M.  |  Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company uses estimates primarily in the following areas: accounts receivable valuation, accrual of costs related to ancillary services the Company provides, accrual of insurance liabilities for the portion of the freight related exposure which the Company has self-insured, accrual of various tax liabilities, accrual of loss contingencies and calculation of share-based compensation expense. Actual results could differ from those estimates.

N.  |  Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2009–No. 13 “Multiple-Deliverable Revenue Arrangements”, which amends Accounting Standards Codification Topic

| F-15.

605 –“Revenue Recognition”. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. ASU 2009–No. 13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is required to and plans to adopt the provisions of this update beginning in the first quarter of 2011. The Company has assessed the impact of the adoption of ASU 2009–No. 13 it is not expecting this update will have a material effect on the Company’s results of operations.

NOTE 2.	SHAREHOLDERS’ EQUITY

A.  |  Stock Repurchase Plans

The Company has a Non-Discretionary Stock Repurchase Plan, originally approved by the Board of Directors in November 1993, under which management is authorized to repurchase up to 40,000,000 shares of the Company’s common stock in the open market with the proceeds received from the exercise of employee and director stock options.

In November 2001, the Board of Directors expanded the Company’s Discretionary Stock Repurchase Plan to allow for the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200,000,000 shares of common stock.

The following table summarizes by repurchase plan the Company’s repurchasing activity:

	Cumulative shares repurchased	Average price per share

Non-Discretionary Plan (1994 through 2010)	21,870,052	$21.24

Discretionary Plan (2001 through 2010)	20,067,005	$34.37

B.  |  Stock Option Plans

At December 31, 2010, the Company has two stock option plans (the “1985 Plan” and the “2010 Plan”) under which the Board of Directors may grant officers and employees options to purchase common stock at prices equal to or greater than market value on the date of grant. On May 5, 2010, the shareholders approved the Company’s 2010 Plan, which made available a total of 3,000,000 shares of the Company’s common stock for purchase upon exercise of options granted under the 2010 Plan. The 1985 Plan provides for non-qualified grants. The 2010 Plan provides for qualified and non-qualified grants. Grants under the 2010 Plan are limited to not more than 100,000 shares per person. No additional shares can be granted under the 2010 Plan after April 30, 2011. Outstanding options generally vest and become exercisable over periods up to five years from the date of grant and expire no more than 10 years from the date of grant.

Upon the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options, the Company derives a tax deduction measured by the excess of the market value over the option price at the date of exercise or disqualifying disposition. The portion of the benefit from the deduction which equals the estimated fair value of the options (previously recognized as compensation expense) is recorded as a credit to the deferred tax asset for non-qualified stock options and is recorded as a credit to current tax expense for any disqualified dispositions of incentive stock options. All of the tax benefit received upon option exercise for the tax deduction in excess of the estimated fair value of the options is credited to additional paid-in capital.

F-16. |

The following table summarizes by plan stock option activity and shares available for granting of options:

	1985 Plan	2007 Plan	2008 Plan	2009 Plan	2010 Plan

Balance at December 31, 2007	6,912	1,196,740	—	—	—

Options authorized	—	—	3,000,000	—	—
Options granted	0	0	(2,088,415)	—	—
Options not granted	—	(1,196,740)	—	—	—

Balance at December 31, 2008	6,912	—	911,585	—	—

Options authorized	—	—	—	3,000,000	—
Options granted	0	—	0	(2,449,200)
Options not granted	—	—	(911,585)	—

Balance at December 31, 2009	6,912	—	—	550,800

Options authorized	—	—	—	—	3,000,000
Options granted	0	—	—	0	(2,634,885)
Options not granted	—	—	—	(550,800)	—

Balance at December 31, 2010	6,912	—	—	—	365,115

C.  |  Stock Purchase Plan

In May 2002, the shareholders approved the Company’s 2002 Employee Stock Purchase Plan (“2002 Plan”), which became effective August 1, 2002. The Company’s amended 2002 Plan provides for 9,305,452 shares of the Company’s common stock to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year. The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of (1) 85% of the fair market value of the Company’s stock on the last trading day in July or (2) 85% of the fair market value of the Company’s stock on the first trading day in August of the preceding year. A total of 5,901,973 shares have been issued under the 2002 Plan and $12,080 have been withheld from employees at December 31, 2010 in connection with the plan year ending July 31, 2011.

D.  |  Director Restricted Stock Plan

In May 2008, the shareholders approved the Company’s 2008 Directors’ Restricted Stock Plan (the 2008 Directors’ Plan), which provides for annual awards of restricted stock to non-employee directors and makes 200,000 shares of the Company’s common stock available for grant. The 2008 Directors’ Plan replaced the 1993 Directors’ Non-qualified Stock Option Plan. The plan provides for an annual grant of restricted stock awards with a fair market value equal to $200,000 to each participant on June 1st of each year. There are 118,902 shares available for grant under the 2008 Directors’ Plan as of December 31, 2010. Each restricted stock award under the 2008 Directors’ Plan vests in equal amounts monthly over one year. Restricted shares entitle the grantees to all shareholder rights once vested, except for cash dividends and transfer rights which are forfeited until the final vesting date of the award. If a non-employee director’s service is terminated, any unvested portion of an award will be forfeited unless the Compensation Committee of the Board of Directors determines otherwise.

| F-17.

E.  |  Stock Option Activity

The following table summarizes information about stock options:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2009	18,834,620	$28.96
Options granted	2,634,885	$40.64
Options exercised	(4,752,741)	$16.67
Options forfeited	(347,031)	$41.50
Options cancelled	(76,062)	$41.55

Outstanding at December 31, 2010	16,293,671	$34.11	5.79 years	$333,824

Exercisable at December 31, 2010	8,195,427	$26.78	3.58 years	$227,981

F.  |  Share-Based Compensation Expense

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the years ended December 31,
	2010	2009	2008

Dividend yield	1.07 – 1.08%	1.22 – 1.25%	.72 – .76%
Volatility – stock option plans	38 – 40%	38 – 39%	34 – 37%
Volatility – stock purchase rights plans	29%	59%	45%
Risk-free interest rates	.29 – 2.86%	0.48 – 3.37%	2.28 – 3.46%
Expected life (years) – stock option plans	5.44 – 6.90	6.09 – 7.86	6.37 – 7.99
Expected life (years) – stock purchase rights plans	1	1	1
Weighted average fair value of stock options granted during the period	$ 14.51	$ 13.84	$ 17.84
Weighted average fair value of stock purchase rights granted during the period	$ 11.16	$ 12.78	$ 11.12

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

The compensation for restricted stock awards is based on the fair market value of the Company’s share of common stock on the date of grant. In 2010, 26,735 restricted shares were granted with a fair value per share of $37.40.

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was approximately $135 million, $38 million and $61 million, respectively.

As of December 31, 2010, the total unrecognized compensation cost related to unvested stock options, unvested restricted stock awards and stock purchase rights is $78 million and the weighted average period over which that cost is expected to be recognized is 3.0 years.

F-18. |

Total stock compensation expense and the total related tax benefit recognized are as follows:

	For the years ended December 31,
	2010	2009	2008

Stock compensation expense	$43,743	$39,135	$44,879
Recognized tax benefit	$187	$258	$1,283

Shares issued as a result of stock option exercises, restricted stock awards and employee stock plan purchases are issued as new shares outstanding by the Company’s transfer agent.

NOTE 3.	BASIC AND DILUTED EARNINGS PER SHARE

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders per share.

	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2010
Basic earnings attributable to shareholders	$344,172	212,283,966	$1.62
Effect of dilutive potential common shares	—	4,162,690	—

Diluted earnings attributable to shareholders	$344,172	216,446,656	$1.59

2009
Basic earnings attributable to shareholders	$240,217	212,112,744	$1.13
Effect of dilutive potential common shares	—	4,420,496	—

Diluted earnings attributable to shareholders	$240,217	216,533,240	$1.11

2008
Basic earnings attributable to shareholders	$301,014	212,755,946	$1.41
Effect of dilutive potential common shares	—	6,414,057	—

Diluted earnings attributable to shareholders	$301,014	219,170,003	$1.37

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

Years ended December 31,	2010	2009	2008

Shares	10,675,403	8,698,730	6,604,623

| F-19.

NOTE 4.	INCOME TAXES

Income tax expense includes the following components:

	Federal	State	Foreign	Total
2010
Current	$76,745	13,558	118,991	209,294
Deferred	10,197	372	—	10,569

	$86,942	13,930	118,991	219,863

2009
Current	$62,865	10,908	90,311	164,084
Deferred	(1,388)	(221)	—	(1,609)

	$61,477	10,687	90,311	162,475

2008
Current	$65,867	12,489	101,887	180,243
Deferred	15,996	354	—	16,350

	$81,863	12,843	101,887	196,593

Income tax expense differs from amounts computed by applying the United States Federal income tax rate of 35% to earnings before income taxes as a result of the following:

	2010	2009	2008

Computed “expected” tax expense	$197,424	141,005	174,850

Increase in income taxes resulting from:
State income taxes, net of Federal income tax benefit	9,054	6,947	8,347
Nondeductible stock compensation expense, net	10,254	11,586	12,768
Other, net	3,131	2,937	628

	$219,863	162,475	196,593

The components of earnings before income taxes are as follows:

	2010	2009	2008

United States	$196,382	117,889	126,659
Foreign	367,686	284,983	372,913

	$564,068	402,872	499,572

F-20. |

The tax effects of temporary differences and tax credits that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are as follows:

Years ended December 31,	2010	2009
Deferred Tax Assets:
Accrued third party charges, deductible for taxes upon economic performance (i.e. actual payment)	$6,503	4,853
Provision for doubtful accounts receivable	1,561	2,301
Excess of financial statement over tax depreciation	8,079	7,550
Retained liability for cargo claims	713	1,286
Capital loss	0	598
Deductible stock compensation expense, net	5,450	9,870

Total gross deferred tax assets	22,306	26,458

Deferred Tax Liabilities:
Unremitted foreign earnings, net of related foreign tax credits	(78,112)	(71,675)
Foreign currency translation adjustment	(4,453)	(331)
Other	(82)	(103)

Total gross deferred tax liabilities	$(82,647)	(72,109)

Net deferred tax liabilities	$(60,341)	(45,651)

Current deferred tax assets	$(8,706)	(8,338)

Noncurrent deferred tax liabilities	$(69,047)	(53,989)

Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of December 31, 2010 and 2009.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2007. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years prior to 2001. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the years ended December 31, 2010, 2009 and 2008.

| F-21.

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

	December 31, 2010		December 31, 2009
	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents:
Cash and overnight deposits	$443,716	$443,716	$387,612	$387,612
Corporate commercial paper	571,260	571,373	489,557	489,626
Time deposits	69,489	69,489	48,760	48,760

Total cash and cash equivalents	1,084,465	1,084,578	925,929	925,998

Short-term investments:
Time deposits	524	524	655	655

Total	$1,084,989	$1,085,102	$926,584	$926,653

The fair value of corporate commercial paper is based on the use of market interest rates for identical or similar assets.

NOTE 6.	CREDIT ARRANGEMENTS

Certain of the Company’s foreign subsidiaries maintain bank lines of credit for short-term working capital purposes. These credit lines are supported by standby letters of credit issued by a United States bank, or guarantees issued by the Company to the foreign banks issuing the credit line. Amounts available for borrowing under lines of credit totaled $21,857 and $25,839 at December 31, 2010 and 2009, respectively. At December 31, 2010, the Company had no amounts outstanding under these lines and was contingently liable for approximately $91,495 under outstanding standby letters of credit and guarantees.

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

At December 31, 2010, the Company was in compliance with all restrictive covenants of these credit lines and the associated credit facilities.

F-22. |

NOTE 7.	COMMITMENTS

A.  |  Leases

The Company occupies office and warehouse facilities under terms of operating leases expiring up to 2020. The Company also has two long term operating lease arrangements to use land, for which the usage rights were entirely prepaid in 2009 and 2007. Usage rights for those arrangements are recognized in rent expense over the lease terms up to 2057. Total rent expense for all operating leases in 2010, 2009 and 2008 was $54,024, $52,581 and $54,059, respectively.

At December 31, 2010, future minimum annual lease payments under all noncancelable leases are as follows:

2011	$39,244
2012	30,740
2013	23,282
2014	15,414
2015	8,031
Thereafter	11,443

$128,154

B.  |  Unconditional Purchase Obligations

The Company enters into short-term agreements with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. The Company only enters into agreements that management believes the Company can fulfill with relative ease. Historically, the Company has not paid for guaranteed space that it has not used. Management believes, in line with historical experience, committed purchase obligations outstanding as of December 31, 2010 of $180,202, will be fulfilled during 2011 in the Company’s ordinary course of business.

C.  |  Employee Benefits

The Company has employee savings plans under which the Company provides a discretionary matching contribution. In 2010, 2009 and 2008, the Company’s contributions under the plans were $6,127, $6,100, and $6,196, respectively.

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

| F-23.

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

On June 18, 2008, the European Commission (EC) issued a request for information to the Company’s UK subsidiary, Expeditors International (UK) Ltd., requesting certain information relating to an ongoing investigation of freight forwarders. The Company replied to the request. On February 18, 2009, the EC issued another request for information to the same subsidiary requesting certain additional information in connection with the EC’s ongoing investigation of freight forwarders. The Company replied to the request. On February 10, 2010, the Company and its Hong Kong subsidiary, Expeditors Hong Kong Limited, received a Statement of Objections (SO) from the EC. The SO initiates a proceeding against the Company alleging anti-competitive behavior contrary to European Union rules on competition. Specific to the Company, the allegations in the SO are limited to the period from August 2005 to June 2006 and only concern airfreight trade lanes between South China/Hong Kong and the European Economic Area. The Company filed a response to the allegations in the SO on April 12, 2010 and participated in an oral hearing on July 6, 2010. On January 20, 2011, the EC issued another request for information to the Company and its Hong Kong subsidiary requesting certain additional information in connection with its on-going investigation of freight forwarders. The Company replied to the request. The Company continues to vigorously defend itself against the allegations. The Company expects to incur additional costs during the course of this ongoing proceeding, which could include administrative fines if the EC concludes that the Company has engaged in anti-competitive behavior and such fines could have a material impact on the Company’s financial position, results of operations and operating cash flows.

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

The Company has incurred approximately $1 million, less than $1 million and $10 million for the years ended December 31, 2010, 2009 and 2008, respectively, in legal and associated costs on the above matters. Since the beginning of the proceedings in 2007, the Company has incurred approximately $15 million in legal and associated costs on the above matters. At this time the Company is unable to estimate the range of loss or damages, if any, that might result as an outcome of any of these proceedings. These government investigations and the related litigation matters are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include substantial monetary damages and, in matters in which injunctive relief or other conduct remedies are sought, an injunction or other order relating to business conduct. Were unfavorable final outcomes to occur, the Company’s business, financial position, results of operations, and operating cash flows could be materially harmed.

The Company is involved in other claims and lawsuits which arise in the ordinary course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s operations or financial position.

F-24. |

[THIS PAGE INTENTIONALLY LEFT BLANK]

| F-25.

NOTE 9.	BUSINESS SEGMENT INFORMATION

Financial information regarding 2010, 2009 and 2008 operations by the Company’s designated geographic areas are as follows:

	United States	Other North America

2010
Revenues from unaffiliated customers	$1,348,259	163,750
Transfers between geographic areas	99,547	10,836

Total revenues	$1,447,806	174,586

Net revenues	$666,669	77,079
Operating income	$198,393	23,521
Identifiable assets at year end	$1,343,098	95,298
Capital expenditures	$18,128	574
Depreciation and amortization	$20,125	1,344
Equity	$1,089,053	46,601

2009
Revenues from unaffiliated customers	$982,103	129,272
Transfers between geographic areas	75,964	7,344

Total revenues	$1,058,067	136,616

Net revenues	$547,879	65,331
Operating income	$117,908	20,253
Identifiable assets at year end	$1,188,111	82,166
Capital expenditures	$24,908	724
Depreciation and amortization	$21,010	1,391
Equity	$965,620	40,421

2008
Revenues from unaffiliated customers	$1,269,858	162,730
Transfers between geographic areas	108,864	10,205

Total revenues	$1,378,722	172,935

Net revenues	$622,367	75,376
Operating income	$119,115	20,094
Identifiable assets at year end	$978,189	64,652
Capital expenditures	$25,640	2,149
Depreciation and amortization	$21,558	1,347
Equity	$773,565	32,530

F-26. |

	Latin America	Asia Pacific	Europe and Africa	Middle East and India	Eliminations	Consolidated

2010
Revenues from unaffiliated customers	74,327	3,349,960	729,022	302,255	—	5,967,573
Transfers between geographic areas	16,932	32,837	40,778	16,184	(217,114)	—

Total revenues	91,259	3,382,797	769,800	318,439	(217,114)	5,967,573

Net revenues	50,937	543,869	264,663	89,569	—	1,692,786
Operating income	15,985	222,944	63,115	23,272	—	547,230
Identifiable assets at year end	51,326	612,085	432,019	144,043	1,310	2,679,179
Capital expenditures	1,320	5,743	14,383	2,260	—	42,408
Depreciation and amortization	880	7,511	4,661	2,379	—	36,900
Equity	27,462	371,610	160,428	84,456	(31,456)	1,748,154

2009
Revenues from unaffiliated customers	64,060	2,101,323	582,759	232,766	—	4,092,283
Transfers between geographic areas	13,520	26,771	27,699	14,602	(165,900)	—

Total revenues	77,580	2,128,094	610,458	247,368	(165,900)	4,092,283

Net revenues	44,182	413,627	229,432	82,335	—	1,382,786
Operating income	12,538	167,299	43,953	23,050	—	385,001
Identifiable assets at year end	42,478	493,338	387,494	128,690	1,445	2,323,722
Capital expenditures	688	2,772	3,407	2,201	—	34,700
Depreciation and amortization	1,087	8,106	5,968	2,473	—	40,035
Equity	17,809	341,991	148,592	77,566	(30,652)	1,561,347

2008
Revenues from unaffiliated customers	81,586	3,056,168	789,442	274,094	—	5,633,878
Transfers between geographic areas	15,742	30,044	44,721	17,598	(227,174)	—

Total revenues	97,328	3,086,212	834,163	291,692	(227,174)	5,633,878

Net revenues	52,334	486,243	280,229	86,712	—	1,603,261
Operating income	15,059	229,917	63,156	25,795	—	473,136
Identifiable assets at year end	44,377	500,183	392,820	116,167	4,451	2,100,839
Capital expenditures	1,158	20,869	7,074	2,836	—	59,726
Depreciation and amortization	1,177	7,177	6,470	2,274	—	40,003
Equity	26,030	376,448	138,710	60,504	(23,871)	1,383,916

| F-27.

In 2010, the Company changed its geographical area organization by incorporating the management of its Australasia region with its Asia region. Accordingly, the financial information of the Company’s Asia and Australasia segments, previously reported separately, have been combined in the Asia Pacific operating segment for all periods presented.

Other than the United States, only the People’s Republic of China, including Hong Kong, represented more than 10% of the Company’s total revenue, net revenue or total identifiable assets in any period presented as noted in the table below.

	2010	2009	2008

Total revenues	37%	34%	36%
Net revenues	19%	17%	16%
Identifiable assets at year end	13%	13%	14%

NOTE 10.	QUARTERLY RESULTS (UNAUDITED)

	1st	2nd	3rd	4th

2010
Revenues	$1,201,109	1,516,770	1,667,559	1,582,135
Net revenues	361,823	418,858	458,743	453,362
Net earnings	61,310	90,409	96,038	96,448
Net earnings attributable to shareholders	61,247	90,318	96,105	96,502
Diluted earnings attributable to shareholders per share	.28	.42	.44	.45
Basic earnings attributable to shareholder per share	.29	.43	.45	.45

2009
Revenues	$912,685	895,360	1,037,327	1,246,911
Net revenues	336,515	330,047	346,512	369,712
Net earnings	59,369	53,814	57,564	69,650
Net earnings attributable to shareholders	59,260	54,070	57,752	69,135
Diluted earnings attributable to shareholder per share	.27	.25	.27	.32
Basic earnings attributable to shareholder per share	.28	.25	.27	.33

Net revenues are determined by deducting transportation expenses from total revenues. The sum of quarterly per share data may not equal the per share total reported for the year.

F-28. |

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

ANNUAL REPORT

ON

FORM 10-K

FOR FISCAL YEAR ENDED

DECEMBER 31, 2010

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

EXHIBITS

INDEX TO EXHIBITS FILED HEREWITH

Exhibit Number	Description

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.