Form 10-Q
period 2011-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2011-05-09
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

At May 2, 2011, the number of shares outstanding of the issuer’s Common Stock was 212,370,229.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2011	December 31, 2010
Current Assets:
Cash and cash equivalents	$1,238,471	$1,084,465
Short-term investments	612	524
Accounts receivable, less allowance for doubtful accounts of $16,586 at March 31, 2011 and $14,636 at December 31, 2010	1,006,980	1,003,884
Deferred Federal and state income taxes	9,382	8,706
Other	25,380	42,776

Total current assets	2,280,825	2,140,355
Property and equipment, less accumulated depreciation and amortization of $290,787 at March 31, 2011 and $281,651 at December 31, 2010	514,429	498,648
Goodwill, net	7,927	7,927
Other intangibles, net	3,402	3,716
Other assets, net	30,149	28,533

Total assets	$2,836,732	$2,679,179

Current Liabilities:
Accounts payable	687,988	652,161
Accrued expenses, primarily salaries and related costs	182,391	177,869
Federal, state and foreign income taxes	44,606	31,948

Total current liabilities	914,985	861,978
Deferred Federal and state income taxes	72,627	69,047

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, none issued	0	0
Common stock, par value $.01 per share. Issued and outstanding 212,034,197 shares at March 31, 2011, and 212,047,774 shares at December 31, 2010	2,120	2,120
Additional paid-in capital	14,350	13,412
Retained earnings	1,808,481	1,717,249
Accumulated other comprehensive income	16,958	8,125

Total shareholders’ equity	1,841,909	1,740,906
Noncontrolling interest	7,211	7,248

Total equity	1,849,120	1,748,154

Total liabilities and equity	$2,836,732	$2,679,179

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except share data)

(Unaudited)

	Three months ended March 31,
	2011	2010
Revenues:
Airfreight services	$700,923	$559,383
Ocean freight and ocean services	440,141	381,244
Customs brokerage and other services	319,784	260,482

Total revenues	1,460,848	1,201,109

Operating Expenses:
Airfreight consolidation	524,636	427,342
Ocean freight consolidation	339,549	301,090
Customs brokerage and other services	142,748	110,854
Salaries and related costs	237,815	199,848
Rent and occupancy costs	21,381	19,227
Depreciation and amortization	9,174	9,395
Selling and promotion	9,163	7,035
Other	29,152	25,777

Total operating expenses	1,313,618	1,100,568

Operating income	147,230	100,541

Other Income (Expense):
Interest income	2,320	1,775
Interest expense	(214)	(87)
Other, net	1,117	609

Other income, net	3,223	2,297

Earnings before income taxes	150,453	102,838
Income tax expense	59,246	41,528

Net earnings	91,207	61,310
Less: net (losses) earnings attributable to the noncontrolling interest	(25)	63

Net earnings attributable to shareholders	$91,232	$61,247

Diluted earnings attributable to shareholders per share	$.42	$.28

Basic earnings attributable to shareholders per share	$.43	$.29

Weighted average diluted shares outstanding	215,863,386	216,630,436

Weighted average basic shares outstanding	212,088,860	212,192,710

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2011	2010
Operating Activities:
Net earnings	$91,207	$61,310
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	1,853	2,443
Deferred income tax benefit	(1,936)	(7,728)
Excess tax benefits from stock plans	(2,246)	(4,012)
Stock compensation expense	10,472	11,198
Depreciation and amortization	9,174	9,395
Gain on sale of assets	(30)	(295)
Other	307	478
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	6,683	(12,965)
Increase in other current assets	(1,415)	(1,811)
Increase in accounts payable and accrued expenses	30,187	43,169
Increase in income taxes payable, net	33,577	25,941

Net cash provided by operating activities	177,833	127,123

Investing Activities:
Increase in short-term investments	(89)	(36)
Purchase of property and equipment	(21,125)	(7,582)
Proceeds from sale of property and equipment	43	59
Other	(1,442)	(188)

Net cash used in investing activities	(22,613)	(7,747)

Financing Activities:
Proceeds from issuance of common stock	7,804	12,220
Repurchases of common stock	(19,584)	(18,019)
Excess tax benefits from stock plans	2,246	4,012

Net cash used in financing activities	(9,534)	(1,787)

Effect of exchange rate changes on cash and cash equivalents	8,320	(1,870)

Increase in cash and cash equivalents	154,006	115,719
Cash and cash equivalents at beginning of period	1,084,465	925,929

Cash and cash equivalents at end of period	$1,238,471	$1,041,648

Interest and Taxes Paid:
Interest	$4	$87
Income taxes	26,276	19,996

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

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on February 28, 2011. Certain 2010 amounts have been reclassified to conform with the 2011 presentation. All dollar amounts in the notes are presented in thousands except for share data.

All significant intercompany accounts and transactions have been eliminated in consolidation.

B. Accounts Receivable

The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $16,586 as of March 31, 2011 and $14,636 as of December 31, 2010. Additions and write-offs have not been significant in the periods presented.

C. Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, these consist of foreign currency translation gains and losses, net of related income tax effects and comprehensive income or loss attributable to the noncontrolling interests.

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

E. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2009–No. 13 “Multiple-Deliverable Revenue Arrangements”, which amends Accounting Standards Codification Topic 605 –”Revenue Recognition”. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. ASU 2009–No. 13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted the provisions of ASU 2009–No. 13 beginning in the first quarter of 2011. The adoption had no material impact on the Company’s consolidated financial condition or results of operations.

Note 2. Share-Based Compensation

        The Company provides compensation benefits by granting stock options and employee stock purchase rights to its employees and restricted shares to its directors. The Company recognizes stock compensation expense based on the estimated fair value of awards granted to employees and directors under the Company’s stock option, director restricted stock and employee stock purchase rights plans. The expense, adjusted for expected forfeitures, is recognized on a straight-line basis over the stock awards vesting period.

The forfeiture assumption used to calculate compensation expense is primarily based on historical pre-vesting employee forfeiture patterns. The Company’s annual grant of option awards generally takes place during the second quarter of each fiscal year and no grants were made in the quarters ended March 31, 2011 and 2010. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and none were issued in the quarters ended March 31, 2011 and 2010.

Total stock compensation expense and the total related tax benefit recognized are as follows:

	For the three months ended March 31,
	2011	2010
Stock compensation expense	$10,472	11,198
Recognized tax benefit	38	57

Note 3. Basic and Diluted Earnings per Share

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders per share:

	Three months ended March 31,
(Amounts in thousands, except share and per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2011
Basic earnings attributable to shareholders	$91,232	212,088,860	$.43
Effect of dilutive potential common shares	—	3,774,526	—

Diluted earnings attributable to shareholders	$91,232	215,863,386	$.42

2010
Basic earnings attributable to shareholders	$61,247	212,192,710	$.29
Effect of dilutive potential common shares	—	4,437,726	—

Diluted earnings attributable to shareholders	$61,247	216,630,436	$.28

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	For the three months ended March 31,
	2011	2010
Shares	4,564,830	8,609,930

Note 4. Components of Equity and Comprehensive Income

The components of equity and comprehensive income for the three months ended March 31, 2011 and 2010 are as follows:

	Shareholders’ equity	Non controlling interest	Total equity
Balance at December 31, 2010	$1,740,906	7,248	1,748,154
Exercise of stock options	7,804	—	7,804
Shares repurchased under provisions of stock repurchase plans	(19,584)	—	(19,584)
Stock compensation expense	10,472	—	10,472
Tax benefits from stock plans	2,246	—	2,246
Comprehensive Income:
Net earnings	91,232	(25)	91,207
Foreign currency translation adjustments, net of tax of $4,841	8,833	(12)	8,821

Total comprehensive income	100,065	(37)	100,028

Balance at March 31, 2011	$1,841,909	7,211	1,849,120

	Shareholders’ equity	Non controlling interest	Total equity
Balance at December 31, 2009	$1,553,007	8,340	1,561,347
Exercise of stock options	12,220	—	12,220
Shares repurchased under provisions of stock repurchase plans	(18,019)	—	(18,019)
Stock compensation expense	11,198	—	11,198
Tax benefits from stock plans	4,012	—	4,012
Comprehensive Income:
Net earnings	61,247	63	61,310
Foreign currency translation adjustments, net of tax of $1,711	(3,118)	(14)	(3,132)

Total comprehensive income	58,129	49	58,178

Balance at March 31, 2010	$1,620,547	8,389	1,628,936

Subsequent to the end of the quarter, on May 4, 2011, the Board of Directors declared a semi-annual cash dividend of $.25 per share payable on June 15, 2011 to shareholders of record as of June 1, 2011.

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

	March 31, 2011		December 31, 2010
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$504,665	$504,665	$443,716	$443,716
Corporate commercial paper	673,184	673,256	571,260	571,373
Time deposits	60,622	60,622	69,489	69,489

Total cash and cash equivalents	1,238,471	1,238,543	1,084,465	1,084,578

Short-Term Investments:
Time deposits	612	612	524	524

Total	$1,239,083	$1,239,155	$1,084,989	$1,085,102

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

The Company has incurred approximately $100 and $600 for the three months ended March 31, 2011 and 2010, respectively, in legal and associated costs on the above matters. Since the beginning of the proceedings in 2007, the Company has incurred approximately $15 million in legal and associated costs on the above matters. At this time the Company is unable to estimate the range of loss or damages, if any, that might result as an outcome of any of these proceedings. These government investigations and the related litigation matters are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include substantial monetary damages and, in matters in which injunctive relief or other conduct remedies are sought, an injunction or other order relating to business conduct. Were unfavorable final outcomes to occur, the Company’s business, financial position, results of operations, and operating cash flows could be materially harmed.

The Company is involved in other claims and lawsuits which arise in the ordinary course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s operations or financial position.

Note 7. Business Segment Information

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

Financial information regarding the Company’s operations by geographic area are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	ASIA PACIFIC	EUROPE and AFRICA	MIDDLE EAST and INDIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended March 31, 2011:
Revenues from unaffiliated customers	$377,106	43,846	20,332	728,130	213,612	77,822	—	1,460,848
Transfers between geographic areas	23,965	2,682	5,621	9,183	10,707	4,209	(56,367)	—

Total revenues	$401,071	46,528	25,953	737,313	224,319	82,031	(56,367)	1,460,848

Net revenues	$177,934	20,701	15,103	141,487	73,926	24,764	—	453,915
Operating income	$53,734	5,789	4,763	59,438	17,707	5,799	—	147,230
Identifiable assets at quarter end	$1,427,414	86,371	57,960	659,352	452,675	153,236	(276)	2,836,732
Capital expenditures	$4,030	160	156	4,712	11,706	361	—	21,125
Depreciation and amortization	$4,985	303	269	1,969	1,110	538	—	9,174
Equity	$1,124,913	47,793	30,981	407,053	181,245	89,422	(32,287)	1,849,120

Three months ended March 31, 2010:
Revenues from unaffiliated customers	$286,936	35,612	16,296	637,188	161,845	63,232	—	1,201,109
Transfers between geographic areas	18,743	1,809	3,661	7,110	7,933	3,576	(42,832)	—

Total revenues	$305,679	37,421	19,957	644,298	169,778	66,808	(42,832)	1,201,109

Net revenues	$146,905	16,422	11,518	107,109	59,923	19,946	—	361,823
Operating income	$38,174	3,899	3,531	38,758	11,854	4,325	—	100,541
Identifiable assets at quarter end	$1,249,106	75,890	44,236	529,571	392,163	128,524	2,589	2,422,079
Capital expenditures	$4,474	176	277	690	1,221	744	—	7,582
Depreciation and amortization	$5,022	353	205	1,896	1,312	607	—	9,395
Equity	$1,006,340	43,773	20,618	366,460	148,484	74,499	(31,238)	1,628,936

In the fourth quarter of 2010, the Company changed its geographical area organization by incorporating the management of its Australasia region with its Asia region. Accordingly, the financial information of the Company’s Asia and Australasia segments, previously reported separately, have been combined in the Asia Pacific operating segment for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

Certain portions of this report on Form 10-Q including the sections entitled “Executive Summary,” “Critical Accounting Estimates,” “Results of Operations,” “Currency and Other Risk Factors” and “Liquidity and Capital Resources” contain forward-looking statements, which must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. Attention should be given to the factors identified and discussed in the report on Form 10-K filed on February 28, 2011.

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

International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, regulatory environments, cargo and other security concerns, laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to regulations, current tariffs and trade restrictions and accords. The Company cannot predict which, if any, of these proposals may be adopted, nor can the Company predict the effects the adoption of any such proposal will have on the Company’s business. Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies concerning international trade, the Company’s business may also be affected by political developments and changes in government personnel or policies, as well as economic turbulence, political unrest or security concerns in the nations in which it does business, such as the current events in the Middle East and the future impact that these events may have on international trade and oil prices. The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. Consistent with current economic conditions, the Company’s pricing continues to be pressured by customers and service providers.

The Company derives its revenues from three principal sources: 1) airfreight services, 2) ocean freight and ocean services, and 3) customs brokerage and other services. These are the revenue categories presented in the financial statements.

As a non-asset based carrier, the Company does not own transportation assets. Rather, the Company generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers. The difference between the rate billed to customers (the sell rate) and the rate paid to the carrier (the buy rate) is termed “net revenue” or “yield.” By consolidating shipments from multiple customers and concentrating its buying power, the Company is able to negotiate favorable buy rates from the direct carriers, while at the same time offering lower sell rates than customers would otherwise be able to negotiate themselves. The Company expects buy rates to continue to be challenging in 2011 as fuel costs and volumes increase and carriers manage overall capacity. Consequently, price changes are absorbed by the Company during the short-term, pending negotiation with and acceptance by the Company’s customers. The combination of higher fuel costs, carriers managing capacity and associated price volatility will challenge the Company’s ability to maintain historical unitary profitability.

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

In terms of the opportunities, challenges and risks that management is focused on in 2011, the Company operates in 60 countries throughout the world in the competitive global logistics industry and Company activities are tied directly to the global economy. From the inception of the Company, management has believed that the elements required for a successful global service organization can only be assured through recruiting, training, and ultimately retaining superior personnel. The Company’s greatest challenge is now and always has been perpetuating a consistent global culture which demands:

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

While judgments and estimates are a necessary component of any system of accounting, the Company’s use of estimates is limited primarily to the following areas:

•	accounts receivable valuation;

•	accrual of costs related to ancillary services the Company provides;

•	accrual of insurance liabilities for the portion of the freight related exposure which the Company has self-insured;

•	accrual of various tax liabilities;

•	accrual of loss contingencies; and

•	calculation of share-based compensation expense.

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

The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. An estimated loss from a contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a loss contingency is required if there is at least a reasonable possibility that a significant loss has been incurred. In determining whether a loss should be accrued, management evaluates several factors, including advice from outside counsel, in order to estimate the degree of probability of an unfavorable outcome and make a reasonable estimate on the amount of loss. Changes in these factors could have a material impact on the Company’s financial position, results of operations and operating cash flows.

As described in Note 2 in the condensed consolidated financial statements in this quarterly report, the Company accounts for share-based compensation based on an estimate of the fair value of options granted to employees under the Company’s stock option and stock purchase rights plans. This expense is recorded on a straight-line basis over the option vesting period.

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

For the three month periods ended March 31, 2011 and 2010, no options were granted by the Company.

Results of Operations

The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three-month periods ended March 31, 2011 and 2010, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended March 31,
	2011		2010
	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)
Net Revenues:
Airfreight services	$176,287	39%	$132,041	37%
Ocean freight and ocean services	100,592	22	80,154	22
Customs brokerage and other services	177,036	39	149,628	41

Net revenues	453,915	100	361,823	100

Overhead Expenses:
Salaries and related costs	237,815	52	199,848	55
Other	68,870	15	61,434	17

Total overhead expenses	306,685	67	261,282	72

Operating income	147,230	33	100,541	28
Other income, net	3,223	0	2,297	0

Earnings before income taxes	150,453	33	102,838	28
Income tax expense	59,246	13	41,528	11

Net earnings	91,207	20	61,310	17
Less: net (losses) earnings attributable to noncontrolling interest	(25)	0	63	0

Net earnings attributable to shareholders	$91,232	20%	$61,247	17%

Airfreight services net revenues increased 34% for the three-month period ended March 31, 2011, as compared with the same period for 2010. The increase in global airfreight services net revenues was primarily due to a 16% increase in airfreight tonnage and a 22% increase in net revenue per kilo. North America, Asia Pacific and Europe airfreight export tonnage increased 34%, 7% and 13%, respectively, for the first quarter of 2011 as compared with the same period in 2010. Whereas, airfreight services net revenue increased 38%, 39% and 14% in North America, Asia Pacific and Europe, respectively, in the first quarter of 2011 as compared with the same period in 2010.

The increase in airfreight tonnage is primarily due to improvements in the global economy and growth in market share. Net revenue per kilo in the first quarter of 2011 was higher as the Company benefited from limited spot market buying opportunities primarily in Asia.

Ocean freight and ocean services net revenues increased 25% for the three-month period ended March 31, 2011, as compared with the same period for 2010. North America, Asia Pacific and Europe ocean freight net revenues increased approximately 28%, 23% and 28%, respectively, for the first quarter of 2011 as compared with the same period in 2010.

Ocean freight net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The majority of the Company’s ocean freight net revenue is derived from ocean freight consolidation which represented 51% and 49% of ocean freight net revenue for the three-month periods ended March 31, 2011 and 2010, respectively.

Ocean freight consolidation net revenue increased 32%, for the first quarter of 2011 as compared with the same period in 2010, due to a 7% increase in volume as measured in terms of forty-foot container equivalent units (FEUs), and due to a 24% increase in net revenue per container. Direct ocean freight forwarding and order management, which are primarily fee-based, increased 17% and 23%, respectively, for the first quarter of 2011 as compared with the same period in 2010 primarily due to an increase in volume.

The increase in ocean volumes is primarily due to an improvement in the global economy and growth in market share. In the first quarter of 2011, net revenue per container was more in line with historical levels and the Company benefited from limited spot market buying opportunities.

Customs brokerage and other services net revenues increased 18% for the three-month period ended March 31, 2011, as compared with the same period for 2010, primarily as a result of increases in international air and ocean and domestic time definite freight volumes. Customers continue to seek out customs brokers with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.

Salaries and related costs increased 19% during the three-month period ended March 31, 2011, as compared with the same period in 2010, primarily as a result of larger bonuses earned from achieving higher operating income and an increase in the number of employees.

The effects of including stock-based compensation expense in salaries and related costs are as follows:

	Three months ended March 31,
	2011	2010
Salaries and related costs	$237,815	$199,848
As a % of net revenue	52.4%	55.2%
Stock compensation expense	$10,472	$11,198
As a % of salaries and related costs	4.4%	5.6%
As a % of net revenue	2.3%	3.1%

Excluding stock compensation expense, salaries and related costs as a percentage of net revenue decreased 205 basis points for the three months ended March 31, 2011, as compared with the same period for 2010. This decrease can be attributed to productivity gains that resulted from more efficient staff utilization.

Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation will occur in proportion to changes in Company profits, creating a direct alignment between corporate performance and shareholder interests. Bonuses to field and corporate management in 2011 were up 39% as compared with the same period for 2010, primarily as a result of a 46% increase in operating income. The Company’s management incentive compensation programs have always been incentive-based and performance driven and there is no built-in bias that favors or enriches management in a manner inconsistent with overall corporate performance.

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

Other overhead expenses increased 12% for the three-month period ended March 31, 2011, as compared with the same period in 2010, primarily as a result of higher business taxes, travel and other expenses related to increased activity. Legal and related expenses during this same period decreased approximately $300, primarily attributable to preparing, in the first quarter of 2010, the Company’s response to a Statement of Objections issued by the European Commission as described further in Part II—Item 1 in this report on Form 10-Q entitled “Legal Proceedings”. The Company will continue to incur legal costs, which could be substantial and include judgments, fines and/or penalties, until the legal proceedings described in Item 1 herein are concluded. Further, the Company periodically conducts reviews of the operations and procedures of its offices worldwide relating to compliance with applicable laws and regulations. If the governmental regulatory agencies conclude that the Company has engaged in anti-competitive behavior or in the event of an adverse judgment in the class action lawsuit, described in Item 1 herein, such judgments, fines and/or penalties could have a material impact on the Company’s financial condition, results of operations and operating cash flows. Other overhead expenses as a percentage of net revenues decreased for the three-month period ended March 31, 2011, as compared with the same period in 2010.

Other income, net, increased for the three-month period ended March 31, 2011, due to higher interest income and lower foreign exchange losses in 2011 as compared to 2010.

The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate decreased to approximately 39.4% for the three-month period ended March 31, 2011, as compared to 40.4% for the three months ended March 31, 2010, primarily due to lower stock compensation expense.

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

The primary competitive factors in the international logistics industry continue to be price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. The Company emphasizes quality customer service and believes that its prices are competitive with those of others in the industry. Larger customers utilize more sophisticated and efficient procedures for the management of their logistics supply chain by embracing strategies such as just-in-time inventory management. The Company believes that this trend has resulted in customers using fewer service providers with greater technological capacity and more consistent global coverage. Accordingly, sophisticated computerized customer service capabilities and a stable worldwide network have become significant factors in attracting and retaining customers.

Developing these systems and a worldwide network has added a considerable indirect cost to the services provided to customers. Smaller and middle-tier competitors, in general, do not have the resources available to develop customized systems and a worldwide network.

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses. Any such hedging activity during the three months ended March 31, 2011 and 2010 was insignificant. During the three months ended March 31, 2011 and 2010, net foreign currency losses were $1 million and $2 million, respectively. The Company had no foreign currency derivatives outstanding at March 31, 2011 and December 31, 2010.

Geographic Coverage

During the first quarter of 2011, the Company opened one satellite office in Kristiansand, Norway and closed one satellite office in Malmoe, Sweden.

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

Internal Growth - Management believes that a comparison of “same store” results is critical in the evaluation of the quality and extent of the Company’s internally generated growth. The “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year. There were no significant differences between the “same store” analysis and the Company’s results for the three months ended March 31, 2011 and 2010.

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three months ended March 31, 2011, was approximately $178 million, as compared with $127 million for the same period in 2010. This $51 million increase is principally due to higher net earnings and changes in working capital accounts. At March 31, 2011, working capital was $1,366 million, including cash, cash equivalents and short-term investments of $1,239 million. The Company had no long-term debt at March 31, 2011.

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

As a customs broker, the Company makes significant cash advances for a select group of credit-worthy customers. These cash advances are for customer obligations such as the payment of duties to customs authorities in various countries throughout the world. Cash advances are a “pass through” and are not recorded as a component of revenue or expense. The billings of such advances to customers are accounted for as a direct increase in accounts receivable from the customer and a corresponding increase in accounts payable to governmental customs authorities. As a result of these “pass through” billings, the conventional Days Sales Outstanding or DSO calculation does not directly measure collection efficiency.

Cash used in investing activities for the three months ended March 31, 2011 and 2010 was $23 million and $8 million, respectively. The largest use of cash in investing activities is cash paid for capital expenditures. The Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. The Company routinely invests in technology, office furniture and equipment and leasehold improvements. In the first quarter of 2011, the Company made capital expenditures of $21 million, as compared with $8 million for the same period in 2010. Capital expenditures in the first quarter of 2011 related primarily to investments in real estate, building and leasehold improvements, technology, and office furniture and equipment. Total capital expenditures in 2011 are currently estimated to be $117 million. This includes normal capital expenditures as noted above plus additional real estate development.

Cash used in financing activities during the first quarter of 2011 was $10 million, as compared with $2 million during the first quarter of 2010. The Company uses the proceeds from stock option exercises to repurchase the Company’s common stock on the open market. In the first quarter of 2011, the Company continued its policy of repurchasing stock to limit growth in issued and outstanding shares as a result of stock option exercises. The increase in cash used in financing activities during the first quarter of 2011 as compared with the same period in 2010 is primarily the result of this policy and fewer stock option exercises in the first quarter of 2011.

The Company follows established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. The Company’s investment portfolio has not been adversely impacted by the disruptions in the credit markets. However, there can be no assurance that the Company’s investment portfolio will not be adversely affected in the future.

The Company cannot forecast the impact that ongoing uncertainties in the global economy will have on its operating results. Management believes that the Company has effective credit control procedures, and historically has experienced relatively insignificant collection problems. The Company cannot predict what fallout any of these economic uncertainties may have on freight volumes, pricing, changes in consumer demand, supplier stability and capacity or on customers’ abilities to pay.

The Company maintains international unsecured bank lines of credit. At March 31, 2011, the international bank lines of credit totaled $22 million. At March 31, 2011, the Company had no amounts outstanding on these lines of credit, but was contingently liable for $94 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

Management believes that the Company’s current cash position and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At March 31, 2011, cash and cash equivalent balances of $629 million were held by the Company’s non-United States subsidiaries, of which $72 million was held in banks in the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the three months ended March 31, 2011, would have had the effect of raising operating income approximately $10 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $8 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

As of March 31, 2011, the Company had approximately $1 million of net unsettled intercompany transactions. The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the three months ended March 31, 2011, was insignificant. During the three months ended March 31, 2011 and 2010, net foreign currency losses were $1 million and $2 million, respectively. The Company had no foreign currency derivatives outstanding at March 31, 2011 and December 31, 2010. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.

Interest Rate Risk

At March 31, 2011, the Company had cash, cash equivalents and short-term investments of $1,239 million, of which $734 million was invested at various short-term market interest rates. The Company had no short-term borrowings at March 31, 2011. A hypothetical change in the interest rate of 10 basis points would not have a significant impact on the Company’s earnings. In management’s opinion, there has been no material change in the Company’s interest rate risk exposure in the first quarter of 2011.

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

The Company has incurred approximately $100 and $600 for the three months ended March 31, 2011 and 2010, respectively, in legal and associated costs on the above matters. Since the beginning of the proceedings in 2007, the Company has incurred approximately $15 million in legal and associated costs on the above matters. At this time the Company is unable to estimate the range of loss or damages, if any, that might result as an outcome of any of these proceedings. These government investigations and the related litigation matters are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include substantial monetary damages and, in matters in which injunctive relief or other conduct remedies are sought, an injunction or other order relating to business conduct. Were unfavorable final outcomes to occur, the Company’s business, financial position, results of operations, and operating cash flows could be materially harmed.

The Company is involved in other claims and lawsuits which arise in the ordinary course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s operations or financial position.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the report on Form 10-K filed on February 28, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2011	1,038	$54.27	1,038	30,303,860
February 1-28, 2011	248,943	48.57	248,943	30,105,679
March 1-31, 2011	153,942	48.31	153,942	29,984,754

Total	403,923	$48.48	403,923	29,984,754

In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was further amended to increase the authorization to repurchase up to 40 million shares of the Company’s common stock. This authorization has no expiration date. This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995. In the first quarter of 2011, 179,391 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.

In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200 million shares of common stock. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. This plan was announced on November 13, 2001. In the first quarter of 2011, 224,532 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises.

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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

May 9, 2011	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer

May 9, 2011	/s/ BRADLEY S. POWELL
Bradley S. Powell, Chief Financial Officer

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Form 10-Q Index and Exhibits

March 31, 2011

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