Form 10-Q
period 2011-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2011-08-05
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 0-13468
___________________________________________
EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
(Exact name of registrant as specified in its charter)
___________________________________________

Washington	91-1069248
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1015 Third Avenue, 12thFloor, Seattle, Washington	98104
(Address of principal executive offices)	(Zip Code)
(206) 674-3400
(Registrant’s telephone number, including area code)
______________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
At August 1, 2011, the number of shares outstanding of the issuer’s Common Stock was 212,085,663.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2011	December 31, 2010
Current Assets:
Cash and cash equivalents	$1,225,830	$1,084,465
Short-term investments	1,071	524
Accounts receivable, less allowance for doubtful accounts of $12,991 at June 30, 2011 and $14,636 at December 31, 2010	1,028,015	1,003,884
Deferred Federal and state income taxes	9,469	8,706
Other	48,657	42,776
Total current assets	2,313,042	2,140,355
Property and equipment, less accumulated depreciation and amortization of $292,556 at June 30, 2011 and $281,651 at December 31, 2010	523,400	498,648
Goodwill, net	7,927	7,927
Other intangibles, net	3,159	3,716
Other assets, net	30,476	28,533
Total assets	$2,878,004	$2,679,179
Current Liabilities:
Accounts payable	688,854	652,161
Accrued expenses, primarily salaries and related costs	196,813	177,869
Federal, state and foreign income taxes	35,858	31,948
Total current liabilities	921,525	861,978
Deferred Federal and state income taxes	77,329	69,047
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $.01 per share. Issued and outstanding 211,992,082 shares at June 30, 2011 and 212,047,774 shares at December 31, 2010	2,120	2,120
Additional paid-in capital	2,698	13,412
Retained earnings	1,844,771	1,717,249
Accumulated other comprehensive income	22,459	8,125
Total shareholders’ equity	1,872,048	1,740,906
Noncontrolling interest	7,102	7,248
Total equity	1,879,150	1,748,154
Total liabilities and equity	$2,878,004	$2,679,179
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In thousands, except share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Airfreight services	$749,861	$732,881	$1,450,784	$1,292,264
Ocean freight and ocean services	486,831	493,613	926,972	874,857
Customs brokerage and other services	344,676	290,276	664,460	550,758
Total revenues	1,581,368	1,516,770	3,042,216	2,717,879
Operating Expenses:
Airfreight consolidation	576,280	571,023	1,100,916	998,365
Ocean freight consolidation	377,805	400,729	717,354	701,819
Customs brokerage and other services	154,722	126,160	297,470	237,014
Salaries and related costs	249,114	221,105	486,929	420,953
Rent and occupancy costs	21,354	18,699	42,735	37,926
Depreciation and amortization	9,257	9,110	18,431	18,505
Selling and promotion	10,022	7,550	19,185	14,585
Other	30,539	23,898	59,691	49,675
Total operating expenses	1,429,093	1,378,274	2,742,711	2,478,842
Operating income	152,275	138,496	299,505	239,037
Other Income (Expense):
Interest income	2,312	1,484	4,632	3,259
Interest expense	(229)	(151)	(443)	(238)
Other, net	857	10,288	1,974	10,897
Other income, net	2,940	11,621	6,163	13,918
Earnings before income taxes	155,215	150,117	305,668	252,955
Income tax expense	60,195	59,708	119,441	101,236
Net earnings	95,020	90,409	186,227	151,719
Less: net earnings (losses) attributable to the noncontrolling interest	20	91	(5)	154
Net earnings attributable to shareholders	$95,000	$90,318	$186,232	$151,565
Diluted earnings attributable to shareholders per share	$.44	$.42	$.86	$.70
Basic earnings attributable to shareholders per share	$.45	$.43	$.88	$.71
Dividends declared and paid per common share	$.25	$.20	$.25	$.20
Weighted average diluted shares outstanding	215,659,043	216,460,977	215,780,230	216,576,596
Weighted average basic shares outstanding	212,136,164	212,332,375	212,112,643	212,262,928
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating Activities:
Net earnings	$95,020	$90,409	$186,227	$151,719
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	(63)	(618)	1,790	1,825
Deferred income tax expense (benefit)	1,601	10,814	(335)	3,086
Excess tax benefits from stock plans	(2,285)	(4,107)	(4,531)	(8,119)
Stock compensation expense	10,236	11,003	20,708	22,201
Depreciation and amortization	9,257	9,110	18,431	18,505
Gain on sale of assets	(21)	(109)	(51)	(404)
Other	311	367	618	845
Changes in operating assets and liabilities:
Increase in accounts receivable	(14,173)	(219,602)	(7,490)	(232,567)
Decrease in other current assets	3,896	2,947	2,481	1,136
Increase in accounts payable and accrued expenses	7,943	121,941	38,130	165,110
(Decrease) increase in income taxes payable, net	(33,665)	(1,609)	(88)	24,332
Net cash provided by operating activities	78,057	20,546	255,890	147,669
Investing Activities:
(Increase) decrease in short-term investments, net	(449)	6	(538)	(30)
Purchase of property and equipment	(17,110)	(8,118)	(38,235)	(15,700)
Proceeds from sale of property and equipment	42	111	85	170
Other	(64)	(707)	(1,506)	(895)
Net cash used in investing activities	(17,581)	(8,708)	(40,194)	(16,455)
Financing Activities:
Proceeds from issuance of common stock	15,821	11,020	23,625	23,240
Repurchases of common stock	(45,690)	(53,649)	(65,274)	(71,668)
Excess tax benefits from stock plans	2,285	4,107	4,531	8,119
Dividends paid	(53,014)	(42,397)	(53,014)	(42,397)
Net cash used in financing activities	(80,598)	(80,919)	(90,132)	(82,706)
Effect of exchange rate changes on cash and cash equivalents	7,481	(12,267)	15,801	(14,137)
(Decrease) increase in cash and cash equivalents	(12,641)	(81,348)	141,365	34,371
Cash and cash equivalents at beginning of period	1,238,471	1,041,648	1,084,465	925,929
Cash and cash equivalents at end of period	$1,225,830	$960,300	$1,225,830	$960,300
Interest and Taxes Paid:
Interest	$13	$35	$17	$44
Income taxes	91,035	56,846	117,311	76,842
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
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $12,991 as of June 30, 2011 and $14,636 as of December 31, 2010. Additions and write-offs have not been significant in the periods presented.

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

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-No. 05 “Presentation of Comprehensive Income”, which amends Accounting Standards Codification Topic 220 -”Comprehensive Income”. This update is intended to increase the prominence of items reported in other comprehensive income by giving the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company is required to and plans to adopt the provisions of ASU 2011-No. 05 beginning in the first quarter of 2012. The adoption is only expected to have a presentation impact on the Company's consolidated statements of earnings and consolidated statements of equity and comprehensive income.

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

Note 2. Share-Based Compensation
The Company provides compensation benefits by granting stock options and employee stock purchase rights to its employees and restricted shares to its directors. On May 4, 2011, the shareholders approved the 2011 Stock Option Plan ("2011 Plan"), which made available 3,000,000 shares of the Company's common stock for purchase upon exercise of options granted under the 2011 Plan. The Company's annual grant of option awards generally takes place during the second quarter of each fiscal year. For the six months ended June 30, 2011 and 2010, 2,998,390 and 2,634,885 options were granted, respectively. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and none were issued in the three and six-month periods ended June 30, 2011 and 2010.
The Company recognizes stock compensation expense based on the estimated fair value of awards granted to employees and directors under the Company’s stock option, director restricted stock and employee stock purchase rights plans. The expense, adjusted for expected forfeitures, is recognized on a straight-line basis over the stock awards' vesting period.
The forfeiture assumption used to calculate compensation expense is primarily based on historical pre-vesting employee forfeiture patterns. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing with the following assumptions:

	Six months ended June 30,
	2011	2010
Dividend yield	0.97%	1.08%
Volatility - stock option plans	38 - 40%	38 - 40%
Risk free interest rates	2.17 - 2.84%	2.18 - 2.86%
Expected life (years) - stock option plans	5.50 - 7.11	5.44 - 6.90
Weighted average fair value of stock options granted during the period	$19.35	$14.51

Total stock compensation expense and the total related tax benefit recognized are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock compensation expense	$10,236	$11,003	$20,708	$22,201
Recognized tax benefit	$39	$52	$77	$109

Note 3. Basic and Diluted Earnings per Share
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders per share:

	Three months ended
	June 30,
(Amounts in thousands, except share and per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2011
Basic earnings attributable to shareholders	$95,000	212,136,164	$.45
Effect of dilutive potential common shares	—	3,522,879	—
Diluted earnings attributable to shareholders	$95,000	215,659,043	$.44
2010
Basic earnings attributable to shareholders	$90,318	212,332,375	$.43
Effect of dilutive potential common shares	—	4,128,602	—
Diluted earnings attributable to shareholders	$90,318	216,460,977	$.42

	Six months ended
	June 30,
(Amounts in thousands, except share and per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2011
Basic earnings attributable to shareholders	$186,232	212,112,643	$.88
Effect of dilutive potential common shares	—	3,667,587	—
Diluted earnings attributable to shareholders	$186,232	215,780,230	$.86
2010
Basic earnings attributable to shareholders	$151,565	212,262,928	$.71
Effect of dilutive potential common shares	—	4,313,668	—
Diluted earnings attributable to shareholders	$151,565	216,576,596	$.70
The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Shares	7,413,458	11,114,502	7,415,063	11,114,502

Note 4. Components of Equity and Comprehensive Income
The components of equity for the six months ended June 30, 2011 and 2010 are as follows:

	Shareholders’ equity	Non controlling interest	Total equity
Balance at December 31, 2010	$1,740,906	7,248	1,748,154
Exercise of stock options	23,625	—	23,625
Shares repurchased under provisions of stock repurchase plans	(65,274)	—	(65,274)
Stock compensation expense	20,708	—	20,708
Tax benefits from stock plans	4,531	—	4,531
Comprehensive income:
Net earnings	186,232	(5)	186,227
Foreign currency translation adjustments, net of tax of $7,855	14,334	(141)	14,193
Total comprehensive income	200,566	(146)	200,420
Dividends paid ($.25 per share)	(53,014)	—	(53,014)
Balance at June 30, 2011	$1,872,048	7,102	1,879,150

Balance at December 31, 2009	$1,553,007	8,340	1,561,347
Exercise of stock options	23,240	—	23,240
Shares repurchased under provisions of stock repurchase plans	(71,668)	—	(71,668)
Stock compensation expense	22,201	—	22,201
Tax benefits from stock plans	8,119	—	8,119
Comprehensive income:
Net earnings	151,565	154	151,719
Foreign currency translation adjustments, net of tax of $9,681	(17,647)	(106)	(17,753)
Total comprehensive income	133,918	48	133,966
Dividends paid ($.20 per share)	(42,397)	—	(42,397)
Balance at June 30, 2010	$1,626,420	8,388	1,634,808
On May 4, 2011, the Board of Directors declared a semi-annual cash dividend of $.25 per share payable on June 15, 2011 to shareholders of record as of June 1, 2011. On May 5, 2010, the Board of Directors declared a semi-annual cash dividend of $.20 per share payable on June 15, 2010 to shareholders of record as of June 1, 2010.

The components of total comprehensive income for interim periods are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net earnings	$95,020	$90,409	$186,227	$151,719
Foreign currency translation adjustments, net of tax of $3,014 and $7,970 for the three months ended June 30, 2011 and 2010, and $7,855 and $9,681 for the six months ended June 30, 2011 and 2010	5,372	(14,621)	14,193	(17,753)
Comprehensive income	100,392	75,788	200,420	133,966
Less: comprehensive (loss) income attributable to the noncontrolling interest	(109)	(1)	(146)	48
Comprehensive income attributable to shareholders	$100,501	$75,789	$200,566	$133,918

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

	June 30, 2011		December 31, 2010
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$530,817	$530,817	$443,716	$443,716
Corporate commercial paper	629,976	630,128	571,260	571,373
Time deposits	65,037	65,037	69,489	69,489
Total cash and cash equivalents	1,225,830	1,225,982	1,084,465	1,084,578
Short-Term Investments:
Time deposits	1,071	1,071	524	524
Total	$1,226,901	$1,227,053	$1,084,989	$1,085,102

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
On January 3, 2008, the Company was named as a defendant, with seven other European and North American-based global logistics providers, in a Federal antitrust class action lawsuit filed in the United States District Court of the Eastern District of New York, Precision Associates, Inc. et al v. Panalpina World Transport, No. 08-CV0042. On July 21, 2009, the plaintiffs filed an amended complaint adding a number of new third party defendants and various claims which they assert to violate the Sherman Act. The plaintiffs’ amended complaint, which purports to be brought on behalf of a class of customers (and has not yet been certified), asserts claims that the defendants engaged in price fixing regarding eight discrete surcharges in violation of the Sherman Act. The allegations concerning the Company relate to two of these surcharges. The amended complaint seeks unspecified damages and injunctive relief. The Company believes that these allegations are without merit and intends to vigorously defend itself. At this time the Company has no way of predicting the ultimate outcome of this proceeding. The Company expects to incur ongoing attorneys' fees and other defense costs and, if there is an adverse judgment, monetary damages could be substantial. On August 13, 2009, the Company filed a motion to dismiss the amended complaint for failure to state a claim, which is currently pending before the Court. Plaintiffs filed their opposition to the Company’s motion on January 30, 2010 and the motion is currently pending before the Court.
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
Legal and associated costs incurred by the Company on the above matters were not significant for the three and six-month periods ended June 30, 2011 and 2010. Since the beginning of the proceedings in 2007, the Company has incurred approximately $16 million in legal and associated costs on the above matters. At this time the Company is unable to estimate the range of loss or damages, if any, that might result as an outcome of any of these proceedings. These government investigations and the related litigation matters are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include substantial monetary damages and, in matters in which injunctive relief or other conduct remedies are sought, an injunction or other order relating to business conduct. Were unfavorable final outcomes to occur, the Company’s business, financial position, results of operations, and operating cash flows could be materially harmed.
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

Financial information regarding the Company’s operations by geographic area are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	ASIA PACIFIC	EUROPE and AFRICA	MIDDLE EAST and INDIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended June 30, 2011:
Revenues from unaffiliated customers	$390,806	47,816	21,136	816,350	229,724	75,536	—	1,581,368
Transfers between geographic areas	25,973	2,783	5,220	10,170	11,355	4,500	(60,001)	—
Total revenues	$416,779	50,599	26,356	826,520	241,079	80,036	(60,001)	1,581,368
Net revenues	$181,603	21,581	15,157	150,616	78,828	24,776	—	472,561
Operating income	$57,752	5,761	4,486	61,542	16,877	5,857	—	152,275
Identifiable assets at quarter end	$1,411,881	91,678	58,396	678,668	479,852	155,503	2,026	2,878,004
Capital expenditures	$3,350	448	144	4,622	7,881	665	—	17,110
Depreciation and amortization	$4,926	277	264	1,847	1,416	527	—	9,257
Equity	$1,123,482	52,814	33,784	420,962	184,252	94,447	(30,591)	1,879,150
Three months ended June 30, 2010:
Revenues from unaffiliated customers	$331,619	41,675	18,621	876,070	172,869	75,916	—	1,516,770
Transfers between geographic areas	25,429	2,346	4,231	8,158	10,429	3,894	(54,487)	—
Total revenues	$357,048	44,021	22,852	884,228	183,298	79,810	(54,487)	1,516,770
Net revenues	$163,036	$19,424	$12,729	$137,328	$64,054	$22,287	$—	418,858
Operating income	$52,516	$5,572	$3,787	$56,134	$14,888	$5,599	$—	138,496
Identifiable assets at quarter end	$1,324,522	$85,645	$46,951	$553,173	$394,430	$134,715	$7,106	2,546,542
Capital expenditures	$3,366	$149	$357	$1,424	$2,231	$591	$—	8,118
Depreciation and amortization	$4,848	$353	$211	$1,861	$1,225	$612	$—	9,110
Equity	$1,047,968	$46,978	$22,232	$338,102	$134,216	$77,541	$(32,229)	1,634,808

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	ASIA PACIFIC	EUROPE and AFRICA	MIDDLE EAST and INDIA	ELIMI- NATIONS	CONSOLI- DATED
Six months ended June 30, 2011:
Revenues from unaffiliated customers	$767,911	91,663	41,469	1,544,480	443,335	153,358	—	3,042,216
Transfers between geographic areas	49,938	5,465	10,841	19,353	22,062	8,709	(116,368)	—
Total revenues	$817,849	97,128	52,310	1,563,833	465,397	162,067	(116,368)	3,042,216
Net revenues	$359,537	42,282	30,260	292,104	152,753	49,540	—	926,476
Operating income	$111,486	11,550	9,249	120,980	34,584	11,656	—	299,505
Identifiable assets at quarter end	$1,411,881	91,678	58,396	678,668	479,852	155,503	2,026	2,878,004
Capital expenditures	$7,380	608	300	9,334	19,587	1,026	—	38,235
Depreciation and amortization	$9,911	580	533	3,816	2,526	1,065	—	18,431
Equity	$1,123,482	52,814	33,784	420,962	184,252	94,447	(30,591)	1,879,150
Six months ended June 30, 2010:
Revenues from unaffiliated customers	$618,555	77,287	34,917	1,513,258	334,714	139,148	—	2,717,879
Transfers between geographic areas	44,172	4,155	7,892	15,268	18,362	7,470	(97,319)	—
Total revenues	$662,727	81,442	42,809	1,528,526	353,076	146,618	(97,319)	2,717,879
Net revenues	$309,941	35,846	24,247	244,437	123,977	42,233	—	780,681
Operating income	$90,690	9,471	7,318	94,892	26,742	9,924	—	239,037
Identifiable assets at quarter end	$1,324,522	85,645	46,951	553,173	394,430	134,715	7,106	2,546,542
Capital expenditures	$7,840	325	634	2,114	3,452	1,335	—	15,700
Depreciation and amortization	$9,870	706	416	3,757	2,537	1,219	—	18,505
Equity	$1,047,968	46,978	22,232	338,102	134,216	77,541	(32,229)	1,634,808

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
Certain portions of this report on Form 10-Q including the sections entitled “Executive Summary,” “Critical Accounting Estimates,” “Results of Operations,” “Currency and Other Risk Factors” and “Liquidity and Capital Resources” contain forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. In addition to risk factors identified elsewhere in this report, attention should be given to the factors identified and discussed in the report on Form 10-K filed on February 28, 2011.

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
International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, regulatory environments, cargo and other security concerns, laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to regulations, current tariffs and trade restrictions and accords. The Company cannot predict which, if any, of these proposals may be adopted, nor can the Company predict the effects the adoption of any such proposal will have on the Company’s business. Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies concerning international trade, the Company’s business may also be affected by political developments and changes in government personnel or policies, as well as economic turbulence, political unrest or security concerns in the nations in which it does business, such as the current events in the Middle East and the future impact that these events may have on international trade and oil prices. The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. Consistent with current economic conditions, the Company’s pricing and terms continue to be pressured by customers and service providers.
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
The Company’s ability to provide services to its customers is highly dependent on good working relationships with a variety of entities including airlines, ocean steamship lines, and governmental agencies. The significance of maintaining acceptable working relationships with governmental agencies and asset-based carriers involved in global trade has gained increased importance as a result of ongoing concern over terrorism. As each carrier labors to comply with governmental regulations implementing security policies and procedures, inherent conflicts emerge which can and do affect global trade. A good reputation helps to develop practical working understandings that will assist in meeting security requirements while minimizing potential international trade obstacles. The Company considers its current working relationships with these entities to be satisfactory. However, the airline and ocean steamship line industries have incurred significant losses in recent years as a result of the global economic downturn and many carriers are highly leveraged with debt. This situation has required the Company to be increasingly selective in which carriers to utilize. Further changes in the financial stability, operating capabilities and capacity of asset-based carriers, space allotments available from carriers, governmental regulation or deregulation efforts, “modernization” of the regulations governing customs brokerage, and/or changes in governmental quota restrictions or trade accords could affect the Company’s business in unpredictable ways.

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
The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. An estimated loss from a contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a loss contingency is required if there is at least a reasonable possibility that a significant loss has been incurred. In determining whether a loss should be accrued, management evaluates several factors, including advice from outside counsel, in order to estimate the degree of probability of an unfavorable outcome and make a reasonable estimate of the amount of loss. Changes in these factors could have a material impact on the Company’s financial position, results of operations and operating cash flows.
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

Results of Operations
The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three and six-month periods ended June 30, 2011 and 2010, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)
Net Revenues:
Airfreight services	$173,581	37%	$161,858	39%	$349,868	38%	$293,899	38%
Ocean freight and ocean services	109,026	23	92,884	22	209,618	23	173,038	22
Customs brokerage and other services	189,954	40	164,116	39	366,990	39	313,744	40
Net revenues	472,561	100	418,858	100	926,476	100	780,681	100
Overhead Expenses:
Salaries and related costs	249,114	53	221,105	53	486,929	53	420,953	54
Other	71,172	15	59,257	14	140,042	15	120,691	15
Total overhead expenses	320,286	68	280,362	67	626,971	68	541,644	69
Operating income	152,275	32	138,496	33	299,505	32	239,037	31
Other income, net	2,940	1	11,621	3	6,163	1	13,918	1
Earnings before income taxes	155,215	33	150,117	36	305,668	33	252,955	32
Income tax expense	60,195	13	59,708	14	119,441	13	101,236	13
Net earnings	95,020	20	90,409	22	186,227	20	151,719	19
Less: net earnings (losses) attributable to noncontrolling interest	20	—	91	—	(5)	—	154	—
Net earnings attributable to shareholders	$95,000	20%	$90,318	22%	$186,232	20%	$151,565	19%
Airfreight services net revenues increased 7% for the three-month period ended June 30, 2011, as compared with the same period for 2010. The increase in global airfreight services net revenues was primarily due to a 12% increase in net revenue per kilo offset by a 1% decrease in airfreight tonnage. Airfreight export tonnage for North America and Europe increased 7% and 6%, respectively, while it decreased 6% for Asia Pacific for the second quarter of 2011 as compared with the same period in 2010. Whereas, airfreight services net revenues increased 8%, 4% and 17% in North America, Asia Pacific and Europe, respectively, in the second quarter of 2011 as compared with the same period in 2010. The increase in net revenues can be attributed to a slower global economy in the second quarter of 2011, which led to the decrease in overall tonnage and the creation of limited spot market buying opportunities, particularly in Asia. The 1% decrease in global airfreight tonnage is due to a slow down in shipment volumes moving from Asia to North America and Europe. Management believes that uncertainty over a myriad of economic concerns has affected consumer buying patterns in these areas relative to the same period in 2010.
Airfreight services net revenues increased 19% for the six-month period ended June 30, 2011, as compared with the same period for 2010. The increase in global airfreight services net revenues was primarily due to a 7% increase in airfreight tonnage and a 16% increase in net revenue per kilo. Airfreight export tonnage for North America and Europe increased 20% and 9%, respectively, while it remained constant for Asia Pacific for the first half of 2011 as compared with the same period in 2010. Whereas, airfreight services net revenues increased 23%, 18% and 16% in North America, Asia Pacific and Europe, respectively, during the six months ended June 30, 2011, as compared with the same period in 2010. The increase in airfreight tonnage is primarily due to growth in market share and higher customer volumes in the first quarter of 2011. Net revenue per kilo in the first half of 2011 was higher as the Company benefited from limited spot market buying opportunities primarily in Asia.
Ocean freight net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The majority of the Company’s ocean freight net revenue is derived from ocean freight consolidation which represented 50% and 51% of ocean freight net revenue for the three and six-month periods ended June 30, 2011, respectively, and 51% and 50% for the same periods ended June 30, 2010, respectively.
Ocean freight and ocean services net revenues increased 17% for the three-month period ended June 30, 2011, as compared with the same period for 2010. North America, Asia Pacific and Europe ocean freight net revenues increased approximately 14%, 20% and 22%, respectively, for the second quarter of 2011 as compared with the same period in 2010. Ocean freight consolidation net revenue increased 15% for the second quarter of 2011, as compared with the same period in 2010 due to a 15% increase in net revenue per container. Volume, as measured in terms of forty-foot container equivalent units (FEUs), remained constant during the three months ended June 30, 2011, as compared with the same period in 2010.
Ocean freight and ocean services net revenues increased 21% for the six-month period ended June 30, 2011, as compared with the same period for 2010. North America, Asia Pacific and Europe ocean freight net revenues increased approximately 20%, 21% and 25%, respectively, for the first half of 2011 as compared with the same period in 2010. Ocean freight consolidation net revenue increased 23%, for the six-month period ended June 30, 2011 as compared with the same period in 2010, due to a 19% increase in net revenue per container and a 3% increase in volume as measured in FEUs. Management believes the overall growth rate in volume achieved in the first quarter of 2011 was not sustained in the second quarter of 2011 due to consumer uncertainties over the present economic environment. Similar to airfreight, the increase in revenue per container resulted from a slower global economy in the second quarter of 2011, leading to the creation of limited spot market buying opportunities, primarily in Asia.
Direct ocean freight forwarding and order management, which are primarily fee-based, increased 17% and 24%, respectively, for the three and six-month periods ended June 30, 2011 as compared with the same period in 2010, primarily due to an increase in volume.
Customs brokerage and other services net revenues increased 16% and 17%, respectively, for the three and six-month periods ended June 30, 2011, as compared with the same periods for 2010, primarily as a result of growth in market share and an increase in domestic time definite freight volumes. Customers continue to seek out customs brokers with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.

Salaries and related costs increased 13% and 16%, respectively, during the three and six-month periods ended June 30, 2011, as compared with the same period in 2010, primarily as a result of larger bonuses earned from achieving higher operating income and an increase in the number of employees.
The effects of including stock-based compensation expense in salaries and related costs are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Salaries and related costs	$249,114	$221,105	$486,929	$420,953
As a % of net revenue	52.7%	52.8%	52.6%	53.9%
Stock compensation expense	$10,236	$11,003	$20,708	$22,201
As a % of salaries and related costs	4.1%	5.0%	4.3%	5.3%
As a % of net revenue	2.2%	2.6%	2.2%	2.8%
Excluding stock compensation expense, salaries and related costs as a percentage of net revenue increased 39 basis points and decreased 76 basis points, respectively, for the three and six-month periods ended June 30, 2011, as compared with the same periods for 2010. The decrease can be attributed to productivity gains that resulted from more efficient staff utilization.
Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation will occur in proportion to changes in Company profits, creating a direct alignment between corporate performance and shareholder interests. Bonuses to field and corporate management for the first half of 2011 were up 23% as compared with the same period for 2010, primarily as a result of a 25% increase in operating income. The Company’s management incentive compensation programs have always been incentive-based and performance driven and there is no built-in bias that favors or enriches management in a manner inconsistent with overall corporate performance.
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
Other overhead expenses increased 20% and 16%, respectively, for the three and six-month periods ended June 30, 2011, as compared with the same periods in 2010, primarily as a result of higher business taxes, travel and other expenses related to increased activity. Legal and related expenses during the first half of 2011 remained constant as compared to the same period in 2010. The Company will continue to incur legal costs related to the anti-competition allegations as described in Part II—Item 1 in this report on Form 10-Q entitled “Legal Proceedings”, until these legal proceedings are concluded. If the governmental regulatory agencies conclude that the Company has engaged in anti-competitive behavior or in the event of an adverse judgment in the class action lawsuit, such judgments, fines and/or penalties could have a material impact on the Company’s financial condition, results of operations and operating cash flows. Further, the Company routinely incurs costs to conduct periodic reviews of the operations and procedures of its offices worldwide relating to compliance with applicable laws and regulations. Other overhead expenses as a percentage of net revenues remained fairly constant for the three and six-month periods ended June 30, 2011, as compared with the same periods in 2010.
Other income, net, decreased $9 million for the three-month period ended June 30, 2011, largely attributed to lower foreign exchange gains in 2011 as compared to 2010. For the six months ended June 30, 2011 compared to the same period in 2010, the $8 million decrease in other income, net is primarily due to foreign exchange gains in 2010 as compared to foreign exchange losses in 2011. These net foreign exchange gains in 2010 resulted primarily from holding U.S. dollars in Euro-based subsidiaries as the Euro weakened significantly against the dollar during the second quarter of 2010.
The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate decreased to approximately 38.8% and 39.1%, respectively, for the three and six-month periods ended June 30, 2011, as compared to 39.8% and 40.0%, respectively, for the three and six-month periods ended June 30, 2010, primarily due to lower stock compensation expense.

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
The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to avoid short-term exchange losses. Any such hedging activity during the three and six months ended June 30, 2011 and 2010 was insignificant. During the three and six months ended June 30, 2011, net foreign currency gains were approximately $363 and net foreign currency losses were approximately $330, respectively. For the same periods of 2010, the Company's net foreign currency gains were approximately $5,602 and $3,949, respectively. The Company had no foreign currency derivatives outstanding at June 30, 2011 and December 31, 2010.
Geographic Coverage
During the second quarter of 2011, the Company opened one full service office in Chengdu, People's Republic of China (formerly a satellite of Chongqing).
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
Internal Growth - Management believes that a comparison of “same store” results is critical in the evaluation of the quality and extent of the Company’s internally generated growth. The “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year. There were no significant differences between the “same store” analysis and the Company’s results for the three and six months ended June 30, 2011 and 2010.

Liquidity and Capital Resources
The Company’s principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three and six months ended June 30, 2011, was approximately $78 million and $256 million, respectively, as compared with $21 million and $148 million, respectively, for the same periods in 2010. The increases of $57 million and $108 million for the three and six-month periods ended June 30, 2011, respectively, are primarily due to higher net earnings and changes in working capital accounts. At June 30, 2011, working capital was $1,392 million, including cash, cash equivalents and short-term investments of $1,227 million. The Company had no long-term debt at June 30, 2011.
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
Cash used in investing activities for the three and six months ended June 30, 2011, was $18 million and $40 million, respectively. The largest use of cash in investing activities is cash paid for capital expenditures. The Company does have need, on occasion, to purchase or construct buildings to house staff and to facilitate the staging of customers’ freight. The Company routinely invests in technology, office furniture and equipment and leasehold improvements. In the second quarter of 2011, the Company made capital expenditures of $17 million, as compared with $8 million for the same period in 2010. Capital expenditures in the second quarter of 2011 related primarily to investments in real estate, buildings and leasehold improvements, technology, and office furniture and equipment. Total capital expenditures in 2011 are currently estimated to be $90 million. This includes normal capital expenditures as noted above plus additional real estate development.
Cash used in financing activities during the three and six months ended June 30, 2011, was $81 million and $90 million, as compared with $81 million and $83 million for each of the same periods in 2010. The Company uses the proceeds from stock option exercises to repurchase the Company’s common stock on the open market. In the second quarter of 2011, the Company continued its policy of repurchasing stock to limit growth in issued and outstanding shares as a result of stock option exercises. The decrease in cash used as a result of this policy during the second quarter of 2011, as compared with the same period in 2010, is primarily due to fewer shares repurchased combined with an increase in exercise proceeds attributable to higher option exercise prices. During the three months ended June 30, 2011 and 2010, the Company paid dividends of $.25 per share and $.20 per share, respectively.
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
The Company maintains international unsecured bank lines of credit. At June 30, 2011, the international bank lines of credit totaled $20 million. At June 30, 2011, the Company had no amounts outstanding on these lines of credit, but was contingently liable for $99 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.
Management believes that the Company’s current cash position and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At June 30, 2011, cash and cash equivalent balances of $657 million were held by the Company’s non-United States subsidiaries, of which $66 million was held in banks in the United States.

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
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the six months ended June 30, 2011, would have had the effect of raising operating income approximately $21 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $17 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
As of June 30, 2011, the Company had approximately $2 million of net unsettled intercompany transactions. The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the three and six months ended June 30, 2011 and 2010 was insignificant. During the three and six months ended June 30, 2011, net foreign currency gains were approximately $363 and net foreign currency losses were approximately $330, respectively. For the same periods of 2010, the Company's net foreign currency gains were approximately $5,602 and $3,949, respectively. The Company had no foreign currency derivatives outstanding at June 30, 2011 and December 31, 2010. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.
Interest Rate Risk
At June 30, 2011, the Company had cash, cash equivalents and short-term investments of $1,227 million of which $696 million was invested at various short-term market interest rates. The Company had no short-term borrowings at June 30, 2011. A hypothetical change in the interest rate of 10 basis points would not have a significant impact on the Company’s earnings. In management’s opinion, there has been no material change in the Company’s interest rate risk exposure in the second quarter of 2011.

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
The Company's management has confidence in the Company’s internal controls and procedures. Nevertheless, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure procedures and controls or the Company’s internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all the Company’s control issues and instances of fraud, if any, have been detected.

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
On January 3, 2008, the Company was named as a defendant, with seven other European and North American-based global logistics providers, in a Federal antitrust class action lawsuit filed in the United States District Court of the Eastern District of New York, Precision Associates, Inc. et al v. Panalpina World Transport, No. 08-CV0042. On July 21, 2009, the plaintiffs filed an amended complaint adding a number of new third party defendants and various claims which they assert to violate the Sherman Act. The plaintiffs’ amended complaint, which purports to be brought on behalf of a class of customers (and has not yet been certified), asserts claims that the defendants engaged in price fixing regarding eight discrete surcharges in violation of the Sherman Act. The allegations concerning the Company relate to two of these surcharges. The amended complaint seeks unspecified damages and injunctive relief. The Company believes that these allegations are without merit and intends to vigorously defend itself. At this time the Company has no way of predicting the ultimate outcome of this proceeding. The Company expects to incur ongoing attorneys' fees and other defense costs and, if there is an adverse judgment, monetary damages could be substantial. On August 13, 2009, the Company filed a motion to dismiss the amended complaint for failure to state a claim, which is currently pending before the Court. Plaintiffs filed their opposition to the Company’s motion on January 30, 2010 and the motion is currently pending before the Court.
On June 18, 2008, the European Commission (EC) issued a request for information to the Company’s UK subsidiary, Expeditors International (UK) Ltd., requesting certain information relating to an ongoing investigation of freight forwarders. The Company replied to the request. On February 18, 2009, the EC issued another request for information to the same subsidiary requesting certain additional information in connection with the EC’s ongoing investigation of freight forwarders. The Company replied to the request. On February 10, 2010, the Company and its Hong Kong subsidiary, Expeditors Hong Kong Limited, received a Statement of Objections (SO) from the EC. The SO initiates a proceeding against the Company alleging anti-competitive behavior contrary to European Union rules on competition. Specific to the Company, the allegations in the SO are limited to the period from August 2005 to June 2006 and only concern airfreight trade lanes between South China/Hong Kong and the European Economic Area. The Company filed a response to the allegations in the SO on April 12, 2010 and participated in an oral hearing on July 6, 2010. At this time the Company has no way of predicting the ultimate outcome of this proceeding. The Company expects to incur ongoing attorneys' fees and other defense costs and, if there is an adverse judgment, monetary damages could be substantial. On January 20, 2011, the EC issued another request for information to the Company and its Hong Kong subsidiary requesting certain additional information in connection with its on-going investigation of freight forwarders. The Company replied to the request. The Company continues to vigorously defend itself against the allegations. The Company expects to incur additional costs during the course of this ongoing proceeding, which could include administrative fines if the EC concludes that the Company has engaged in anti-competitive behavior and such fines could have a material impact on the Company’s financial position, results of operations and operating cash flows.
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
Legal and associated costs incurred by the Company on the above matters were not significant for the three and six-month periods ended June 30, 2011 and 2010, respectively. Since the beginning of the proceedings in 2007, the Company has incurred approximately $16 million in legal and associated costs on the above matters. At this time the Company is unable to estimate the range of loss or damages, if any, that might result as an outcome of any of these proceedings. These government investigations and the related litigation matters are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include substantial monetary damages and, in matters in which injunctive relief or other conduct remedies are sought, an injunction or other order relating to business conduct. Were unfavorable final outcomes to occur, the Company’s business, financial position, results of operations, and operating cash flows could be materially harmed.
The Company is involved in other claims and lawsuits which arise in the ordinary course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s operations or financial position.

Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the report on Form 10-K filed on February 28, 2011, except for the following:

RISK FACTOR	DISCUSSION AND POTENTIAL SIGNIFICANCE
Technology
Increasingly, the Company must compete based upon the flexibility and sophistication of the technologies utilized in performing its core businesses. Future results depend upon the Company's success in the cost effective development, maintenance and integration of secure communication and information system technologies, including those acquired from and maintained by third parties. Any significant disruptions to these systems due to failures, attacks or other security breaches could negatively affect the Company's results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2011	1,680	$52.39	1,680	30,313,856
May 1-31, 2011	740,345	53.74	740,345	29,759,663
June 1-30, 2011	114,404	50.85	114,404	29,629,938
Total	856,429	$53.35	856,429	29,629,938
In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was further amended to increase the authorization to repurchase up to 40 million shares of the Company’s common stock. This authorization has no expiration date. This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995. In the second quarter of 2011, 312,701 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.
In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200 million shares of common stock. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. This plan was announced on November 13, 2001. In the second quarter of 2011, 543,728 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises.

Item 5. Other Information

(a)	Not applicable.

(b)	Not applicable.

Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
10.57
The Company's 2011 Stock Option Plan. (Incorporated by reference to Appendix A of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on March 18, 2011.)

10.58
Form of Stock Option Agreement used in connection with options granted under the Company's 2011 Stock Option Plan. (Incorporated by reference to Appendix B of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on March 18, 2011.)

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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

August 5, 2011	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer

August 5, 2011	/s/ BRADLEY S. POWELL
Bradley S. Powell, Chief Financial Officer

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Form 10-Q Index and Exhibits
June 30, 2011

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