Form 10-Q
period 2011-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2011-11-07
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
At November 1, 2011, the number of shares outstanding of the issuer’s Common Stock was 212,029,613.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2011	December 31, 2010
Current Assets:
Cash and cash equivalents	$1,260,814	$1,084,465
Short-term investments	483	524
Accounts receivable, less allowance for doubtful accounts of $11,211 at September 30, 2011 and $14,636 at December 31, 2010	997,705	1,003,884
Deferred Federal and state income taxes	10,161	8,706
Other	43,450	42,776
Total current assets	2,312,613	2,140,355
Property and equipment, less accumulated depreciation and amortization of $290,720 at September 30, 2011 and $281,651 at December 31, 2010	528,852	498,648
Goodwill, net	7,927	7,927
Other intangibles, net	2,916	3,716
Other assets, net	30,861	28,533
Total assets	$2,883,169	$2,679,179
Current Liabilities:
Accounts payable	655,092	652,161
Accrued expenses, primarily salaries and related costs	178,175	177,869
Federal, state and foreign income taxes	32,234	31,948
Total current liabilities	865,501	861,978
Deferred Federal and state income taxes	55,610	69,047
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $.01 per share. Issued and outstanding 211,979,262 shares at September 30, 2011 and 212,047,774 shares at December 31, 2010	2,120	2,120
Additional paid-in capital	3,641	13,412
Retained earnings	1,951,375	1,717,249
Accumulated other comprehensive (loss) income	(1,417)	8,125
Total shareholders’ equity	1,955,719	1,740,906
Noncontrolling interest	6,339	7,248
Total equity	1,962,058	1,748,154
Total liabilities and equity	$2,883,169	$2,679,179
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In thousands, except share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Airfreight services	$736,946	$751,555	$2,187,730	$2,043,819
Ocean freight and ocean services	510,521	599,280	1,437,493	1,474,137
Customs brokerage and other services	358,901	316,724	1,023,361	867,482
Total revenues	1,606,368	1,667,559	4,648,584	4,385,438
Operating Expenses:
Airfreight consolidation	558,047	578,924	1,658,963	1,577,289
Ocean freight consolidation	392,249	488,808	1,109,603	1,190,627
Customs brokerage and other services	162,226	141,084	459,696	378,098
Salaries and related costs	258,512	235,357	745,441	656,310
Rent and occupancy costs	21,352	19,295	64,087	57,221
Depreciation and amortization	9,199	9,085	27,630	27,590
Selling and promotion	9,342	7,877	28,527	22,462
Other	31,683	27,508	91,374	77,183
Total operating expenses	1,442,610	1,507,938	4,185,321	3,986,780
Operating income	163,758	159,621	463,263	398,658
Other Income (Expense):
Interest income	2,888	1,679	7,520	4,938
Interest expense	(279)	(140)	(722)	(378)
Other, net	10,792	(1,666)	12,766	9,231
Other income (expense), net	13,401	(127)	19,564	13,791
Earnings before income taxes	177,159	159,494	482,827	412,449
Income tax expense	70,283	63,456	189,724	164,692
Net earnings	106,876	96,038	293,103	247,757
Less: net earnings (losses) attributable to the noncontrolling interest	272	(67)	267	87
Net earnings attributable to shareholders	$106,604	$96,105	$292,836	$247,670
Diluted earnings attributable to shareholders per share	$.50	$.44	$1.36	$1.14
Basic earnings attributable to shareholders per share	$.50	$.45	$1.38	$1.17
Dividends declared and paid per common share	$—	$—	$.25	$.20
Weighted average diluted shares outstanding	214,717,451	216,342,380	215,376,675	216,497,838
Weighted average basic shares outstanding	212,256,119	212,392,286	212,160,994	212,306,521
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating Activities:
Net earnings	$106,876	$96,038	$293,103	$247,757
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	(629)	1,284	1,161	3,109
Deferred income tax (benefit) expense	(9,328)	(565)	(9,663)	2,521
Excess tax benefits from stock plans	(537)	(3,470)	(5,068)	(11,589)
Stock compensation expense	12,738	10,846	33,446	33,047
Depreciation and amortization	9,199	9,085	27,630	27,590
Gain on sale of assets	(3)	(57)	(54)	(461)
Other	1,210	387	1,828	1,232
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,312)	(34,203)	(11,802)	(266,770)
Increase in other current assets	(8,344)	(4,095)	(5,863)	(2,959)
(Decrease) increase in accounts payable and accrued expenses	(24,070)	25,330	14,060	190,440
Increase in income taxes payable, net	10,505	12,438	10,417	36,770
Net cash provided by operating activities	93,305	113,018	349,195	260,687
Investing Activities:
Decrease in short-term investments, net	561	137	23	107
Purchase of property and equipment	(20,619)	(10,953)	(58,854)	(26,653)
Proceeds from sale of property and equipment	24	98	109	268
Other	(1,193)	1,208	(2,699)	313
Net cash used in investing activities	(21,227)	(9,510)	(61,421)	(25,965)
Financing Activities:
Proceeds from issuance of common stock	30,966	37,718	54,591	60,958
Repurchases of common stock	(43,298)	(67,782)	(108,572)	(139,450)
Excess tax benefits from stock plans	537	3,470	5,068	11,589
Dividends paid	—	—	(53,014)	(42,397)
Distributions to noncontrolling interest	(822)	(963)	(822)	(963)
Net cash used in financing activities	(12,617)	(27,557)	(102,749)	(110,263)
Effect of exchange rate changes on cash and cash equivalents	(24,477)	20,975	(8,676)	6,838
Increase in cash and cash equivalents	34,984	96,926	176,349	131,297
Cash and cash equivalents at beginning of period	1,225,830	960,300	1,084,465	925,929
Cash and cash equivalents at end of period	$1,260,814	$1,057,226	$1,260,814	$1,057,226
Interest and Taxes Paid:
Interest	$48	$9	$65	$53
Income taxes	65,856	52,407	183,167	129,249
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
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $11,211 as of September 30, 2011 and $14,636 as of December 31, 2010. Additions and write-offs have not been significant in the periods presented.

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

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-No. 05 “Presentation of Comprehensive Income”, which amends Accounting Standards Codification (ASC) Topic 220 -”Comprehensive Income”. This update is intended to increase the prominence of items reported in other comprehensive income by giving the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company is required to and plans to adopt the provisions of ASU 2011-No. 05 beginning in the first quarter of 2012. The adoption is only expected to have a presentation impact on the Company's consolidated statements of earnings and consolidated statements of equity and comprehensive income.

In October 2009, the FASB issued ASU 2009–No. 13 “Multiple-Deliverable Revenue Arrangements”, which amends ASC Topic 605 –”Revenue Recognition”. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. ASU 2009–No. 13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted the provisions of ASU 2009–No. 13 beginning in the first quarter of 2011. The adoption had no material impact on the Company’s consolidated financial condition or results of operations.

Note 2. Share-Based Compensation
The Company provides compensation benefits by granting stock options and employee stock purchase rights to its employees and restricted shares to its directors. On May 4, 2011, the shareholders approved the 2011 Stock Option Plan ("2011 Plan"), which made available 3,000,000 shares of the Company's common stock for purchase upon exercise of options granted under the 2011 Plan. The Company's annual grant of option awards generally takes place during the second quarter of each fiscal year. For the nine months ended September 30, 2011 and 2010, 2,998,390 and 2,634,885 options were granted, respectively. Also, for the three and nine-month periods ended September 30, 2011 and 2010, 663,386 and 694,329 shares were issued upon exercise of employee stock purchase rights, respectively.
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

	Nine months ended September 30,
	2011	2010
Dividend yield	.97 - .98%	1.07 - 1.08%
Volatility - stock option plans	38 - 40%	38 - 40%
Volatility - stock purchase rights plans	26%	29%
Risk free interest rates	.19 - 2.84%	.29 - 2.86%
Expected life (years) - stock option plans	5.50 - 7.11	5.44 - 6.90
Expected life (years) - stock purchase rights plans	1	1
Weighted average fair value of stock options granted during the period	$19.35	$14.51
Weighted average fair value of stock purchase rights granted during the period	$11.70	$11.16

Total stock compensation expense and the total related tax benefit recognized are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock compensation expense	$12,738	$10,846	$33,446	$33,047
Recognized tax benefit	$40	$39	$117	$148

Note 3. Basic and Diluted Earnings per Share
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders per share:

	Three months ended
	September 30,
(Amounts in thousands, except share and per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2011
Basic earnings attributable to shareholders	$106,604	212,256,119	$.50
Effect of dilutive potential common shares	—	2,461,332	—
Diluted earnings attributable to shareholders	$106,604	214,717,451	$.50
2010
Basic earnings attributable to shareholders	$96,105	212,392,286	$.45
Effect of dilutive potential common shares	—	3,950,094	—
Diluted earnings attributable to shareholders	$96,105	216,342,380	$.44

	Nine months ended
	September 30,
(Amounts in thousands, except share and per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2011
Basic earnings attributable to shareholders	$292,836	212,160,994	$1.38
Effect of dilutive potential common shares	—	3,215,681	—
Diluted earnings attributable to shareholders	$292,836	215,376,675	$1.36
2010
Basic earnings attributable to shareholders	$247,670	212,306,521	$1.17
Effect of dilutive potential common shares	—	4,191,317	—
Diluted earnings attributable to shareholders	$247,670	216,497,838	$1.14
The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Shares	8,550,014	10,975,415	7,281,935	10,975,415

Note 4. Components of Equity and Comprehensive Income
The components of equity for the nine months ended September 30, 2011 and 2010 are as follows:

	Shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2010	$1,740,906	7,248	1,748,154
Exercise of stock options	30,367	—	30,367
Issuance of shares under stock purchase plan	24,224	—	24,224
Shares repurchased under provisions of stock repurchase plans	(108,572)	—	(108,572)
Stock compensation expense	33,446	—	33,446
Tax benefits from stock plans	5,068	—	5,068
Comprehensive income:
Net earnings	292,836	267	293,103
Foreign currency translation adjustments, net of tax of $5,621	(10,160)	(354)	(10,514)
Reclassification adjustments for foreign currency realized losses, net of tax of $391	618	—	618
Total comprehensive income	283,294	(87)	283,207
Dividends paid ($.25 per share)	(53,014)	—	(53,014)
Distributions to noncontrolling interest	—	(822)	(822)
Balance at September 30, 2011	$1,955,719	6,339	1,962,058

Balance at December 31, 2009	$1,553,007	8,340	1,561,347
Exercise of stock options	40,408	—	40,408
Issuance of shares under stock purchase plan	20,550	—	20,550
Shares repurchased under provisions of stock repurchase plans	(139,450)	—	(139,450)
Stock compensation expense	33,047	—	33,047
Tax benefits from stock plans	11,589	—	11,589
Comprehensive income:
Net earnings	247,670	87	247,757
Foreign currency translation adjustments, net of tax of $2,303	4,198	32	4,230
Total comprehensive income	251,868	119	251,987
Dividends paid ($.20 per share)	(42,397)	—	(42,397)
Distributions to noncontrolling interest	—	(963)	(963)
Balance at September 30, 2010	$1,728,622	7,496	1,736,118
On May 4, 2011, the Board of Directors declared a semi-annual cash dividend of $.25 per share payable on June 15, 2011 to shareholders of record as of June 1, 2011. On May 5, 2010, the Board of Directors declared a semi-annual cash dividend of $.20 per share payable on June 15, 2010 to shareholders of record as of June 1, 2010.
Subsequent to the end of the quarter, on October 31, 2011, the board of Directors declared a semi-annual cash dividend of $.25 per share payable on December 15, 2011 to shareholders of record as of December 1, 2011.

The components of total comprehensive income for interim periods are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net earnings	$106,876	$96,038	$293,103	$247,757
Foreign currency translation adjustments, net of tax of $13,476 and $11,984 for the three months ended September 30, 2011 and 2010, and $5,621 and $2,303 for the nine months ended September 30, 2011 and 2010	(24,707)	21,983	(10,514)	4,230
Reclassification adjustments for foreign currency realized losses, net of tax of $391 for the three months and nine months ended September 30, 2011	618	—	618	—
Comprehensive income	82,787	118,021	283,207	251,987
Less: comprehensive income (loss) attributable to the noncontrolling interest	59	71	(87)	119
Comprehensive income attributable to shareholders	$82,728	$117,950	$283,294	$251,868

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

	September 30, 2011		December 31, 2010
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$456,389	$456,389	$443,716	$443,716
Corporate commercial paper	743,388	743,488	571,260	571,373
Time deposits	61,037	61,037	69,489	69,489
Total cash and cash equivalents	1,260,814	1,260,914	1,084,465	1,084,578
Short-Term Investments:
Time deposits	483	483	524	524
Total	$1,261,297	$1,261,397	$1,084,989	$1,085,102

The fair value of corporate commercial paper is based on the use of market interest rates for identical or similar assets.

Note 6. Contingencies
On October 10, 2007, the U. S. Department of Justice (DOJ) issued a subpoena ordering the Company to produce certain information and records relating to an investigation of alleged anti-competitive behavior amongst air cargo freight forwarders. As part of this process, the Company has met with and continues to co-operate with the DOJ. The Company expects to incur additional costs during the course of this ongoing investigation, which could include fines and/or penalties if the DOJ concludes that the Company has engaged in anti-competitive behavior and such fines and/or penalties could have a material impact on the Company's results of operations and operating cash flows for any particular quarter or year. At this time the Company is unable to estimate the range of reasonably possible fines and/or penalties, if any, that might result from this investigation.
On January 3, 2008, the Company was named as a defendant, with seven other European and North American-based global logistics providers, in a Federal antitrust class action lawsuit filed in the United States District Court of the Eastern District of New York, Precision Associates, Inc. et al v. Panalpina World Transport, No. 08-CV0042. On July 21, 2009, the plaintiffs filed an amended complaint adding a number of new third party defendants and various claims which they assert to violate the Sherman Act. The plaintiffs' amended complaint, which purports to be brought on behalf of a class of customers (and has not yet been certified), asserts claims that the defendants engaged in price fixing regarding eight discrete surcharges in violation of the Sherman Act. The allegations concerning the Company relate to two of these surcharges. The amended complaint seeks unspecified damages and injunctive relief. The Company believes that these allegations are without merit and intends to vigorously defend itself against these allegations. On August 13, 2009, the Company filed a motion to dismiss the amended complaint for failure to state a claim. Plaintiffs filed their opposition to the Company's motion on January 30, 2010. On January 4, 2011, the Magistrate Judge issued a Report and Recommendation to dismiss the claims against the Company and others, but allowed the plaintiffs' the opportunity to further amend the complaint. The Report and Recommendation is now pending before the Court for resolution. The Company expects to incur ongoing attorneys' fees and other defense costs and, if there is an adverse judgment, monetary damages could have a material impact on the Company's results of operations and operating cash flows for any particular quarter or year. At this time the Company has no way of predicting the ultimate outcome of this proceeding and is unable to estimate the range of reasonably possible loss or damages, if any, that might result as an outcome of this proceeding.

On June 18, 2008, the European Commission (EC) issued a request for information to the Company's UK subsidiary, Expeditors International (UK) Ltd., requesting certain information relating to an ongoing investigation of freight forwarders. The Company replied to the request. On February 18, 2009, the EC issued another request for information to the same subsidiary requesting certain additional information in connection with the EC's ongoing investigation of freight forwarders. The Company replied to the request. On February 10, 2010, the Company and its Hong Kong subsidiary, Expeditors Hong Kong Limited, received a Statement of Objections (SO) from the EC. The SO initiates a proceeding against the Company alleging anti-competitive behavior contrary to European Union rules on competition. Specific to the Company, the allegations in the SO are limited to the period from August 2005 to June 2006 and only concern airfreight trade lanes between South China/Hong Kong and the European Economic Area. The Company filed a response to the allegations in the SO on April 12, 2010 and participated in an oral hearing on July 6, 2010. On January 20, 2011, the EC issued another request for information to the Company and its Hong Kong subsidiary requesting certain additional information in connection with its on-going investigation of freight forwarders. The Company replied to the request. On October 25, 2011, the Company and its Hong Kong subsidiary received a standard letter from the EC regarding its ongoing investigation of freight forwarders. The letter (i) invited comment on the EC's January 20, 2011 request for information and (ii) indicated potential revenue data it may take into account for the calculation of any fine it may impose. The Company expects to incur ongoing attorneys' fees and other defense costs during the course of this ongoing proceeding. Administrative fines, if the EC concludes that the Company has engaged in anti-competitive behavior, could have a material impact on the Company's results of operations and operating cash flows for any particular quarter or year. The Company continues to vigorously defend itself against the allegations, and at this time, the Company has no way of predicting the ultimate outcome of this proceeding. Further, the Company is unable to estimate the range of a reasonably possible fine, if any, that might result from this proceeding.
On August 17, 2010, the Company and its Brazilian subsidiary, Expeditors Internacional do Brasil Ltda received an Administrative Proceeding (AP) from the Brazilian Ministry of Justice (MOJ). The AP initiates a proceeding against the Company and one of its employees, alleging possible anti-competitive behavior. The Company intends to vigorously defend itself against the allegations. The Company expects to incur additional costs during the course of this proceeding, which could include administrative fines if the MOJ concludes that the Company has engaged in anti-competitive behavior and such fines could have a material impact on the Company's results of operations and operating cash flows for any particular quarter or year. At this time the Company is unable to estimate the range of reasonably possible fines, if any, that might result from this proceeding.
No amounts have been accrued for any of the contingencies described above. Legal and associated costs incurred by the Company on the above matters were not significant for the three and nine-month periods ended September 30, 2011 and 2010, respectively. Since the beginning of the proceedings in 2007, the Company has incurred approximately $16 million in legal and associated costs on the above matters. These government investigations and the related litigation matters are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include substantial monetary damages and, in matters in which injunctive relief or other conduct remedies are sought, an injunction or other order relating to business conduct. Were unfavorable final outcomes to occur, the Company's results of operations and operating cash flows for the particular quarter or year could be materially harmed.
The Company is involved in other claims and lawsuits which arise in the ordinary course of business, none of which currently, in management's opinion, will have a significant effect on the Company's operations or financial position.

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

Financial information regarding the Company’s operations by geographic area are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	ASIA PACIFIC	EUROPE and AFRICA	MIDDLE EAST and INDIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended September 30, 2011:
Revenues from unaffiliated customers	$388,736	49,341	21,353	839,069	229,776	78,093	—	1,606,368
Transfers between geographic areas	27,161	2,989	5,025	10,500	10,727	4,596	(60,998)	—
Total revenues	$415,897	52,330	26,378	849,569	240,503	82,689	(60,998)	1,606,368
Net revenues	$189,381	23,783	15,035	162,785	77,768	25,094	—	493,846
Operating income	$57,564	7,345	4,846	69,001	18,616	6,386	—	163,758
Identifiable assets at quarter end	$1,509,393	87,554	52,058	667,421	414,991	149,253	2,499	2,883,169
Capital expenditures	$7,435	315	162	7,201	4,981	525	—	20,619
Depreciation and amortization	$4,904	250	240	1,822	1,488	495	—	9,199
Equity	$1,242,594	49,134	27,258	426,164	146,652	92,668	(22,412)	1,962,058
Three months ended September 30, 2010:
Revenues from unaffiliated customers	$361,120	43,380	20,400	968,858	190,350	83,451	—	1,667,559
Transfers between geographic areas	28,571	3,567	4,190	8,593	11,045	4,448	(60,414)	—
Total revenues	$389,691	46,947	24,590	977,451	201,395	87,899	(60,414)	1,667,559
Net revenues	$179,290	20,911	13,181	153,241	68,158	23,962	—	458,743
Operating income	$61,735	6,846	3,837	64,046	17,128	6,029	—	159,621
Identifiable assets at quarter end	$1,437,318	78,347	48,887	574,216	433,020	139,478	4,917	2,716,183
Capital expenditures	$5,297	92	354	1,853	2,963	394	—	10,953
Depreciation and amortization	$4,882	316	223	1,871	1,184	609	—	9,085
Equity	$1,121,817	40,708	23,974	346,210	155,428	80,774	(32,793)	1,736,118

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	ASIA PACIFIC	EUROPE and AFRICA	MIDDLE EAST and INDIA	ELIMI- NATIONS	CONSOLI- DATED
Nine months ended September 30, 2011:
Revenues from unaffiliated customers	$1,156,647	141,004	62,822	2,383,549	673,111	231,451	—	4,648,584
Transfers between geographic areas	77,099	8,454	15,866	29,853	32,789	13,305	(177,366)	—
Total revenues	$1,233,746	149,458	78,688	2,413,402	705,900	244,756	(177,366)	4,648,584
Net revenues	$548,918	66,065	45,295	454,889	230,521	74,634	—	1,420,322
Operating income	$169,050	18,895	14,095	189,981	53,200	18,042	—	463,263
Identifiable assets at quarter end	$1,509,393	87,554	52,058	667,421	414,991	149,253	2,499	2,883,169
Capital expenditures	$14,815	923	462	16,535	24,568	1,551	—	58,854
Depreciation and amortization	$14,815	830	773	5,638	4,014	1,560	—	27,630
Equity	$1,242,594	49,134	27,258	426,164	146,652	92,668	(22,412)	1,962,058
Nine months ended September 30, 2010:
Revenues from unaffiliated customers	$979,675	120,667	55,317	2,482,116	525,064	222,599	—	4,385,438
Transfers between geographic areas	72,743	7,722	12,082	23,861	29,407	11,918	(157,733)	—
Total revenues	$1,052,418	128,389	67,399	2,505,977	554,471	234,517	(157,733)	4,385,438
Net revenues	$489,231	56,757	37,428	397,678	192,135	66,195	—	1,239,424
Operating income	$152,425	16,317	11,155	158,938	43,870	15,953	—	398,658
Identifiable assets at quarter end	$1,437,318	78,347	48,887	574,216	433,020	139,478	4,917	2,716,183
Capital expenditures	$13,137	417	988	3,967	6,415	1,729	—	26,653
Depreciation and amortization	$14,753	1,023	639	5,626	3,721	1,828	—	27,590
Equity	$1,121,817	40,708	23,974	346,210	155,428	80,774	(32,793)	1,736,118

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
Certain portions of this report on Form 10-Q including the sections entitled “Executive Summary,” “Critical Accounting Estimates,” “Results of Operations,” “Currency and Other Risk Factors” and “Liquidity and Capital Resources” contain forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, and other characterizations of future events or circumstances are forward-looking statements. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. In addition to risk factors identified elsewhere in this report, attention should be given to the factors identified and discussed in the report on Form 10-K filed on February 28, 2011.

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

The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. An estimated loss from a contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a loss contingency is required if there is at least a reasonable possibility that a significant loss has been incurred. In determining whether a loss should be accrued, management evaluates several factors, including advice from outside counsel, in order to estimate the degree of probability of an unfavorable outcome and make a reasonable estimate of the amount of loss or range of reasonably possible loss. Changes in these factors could have a material impact on the Company’s financial position, results of operations and operating cash flows for any particular quarter or year.
As described in Note 2 in the condensed consolidated financial statements in this quarterly report, the Company accounts for share-based compensation based on an estimate of the fair value of options granted to employees under the Company’s stock option and stock purchase rights plans. This expense is recorded on a straight-line basis over the option vesting period.
Determining the appropriate option pricing model to use to estimate stock compensation expense requires judgment. Any option pricing model requires assumptions that are subjective and these assumptions also require judgment. Examples include assumptions about long-term stock price volatility, employee exercise patterns, pre-vesting option forfeitures, post-vesting option terminations, and future interest rates and dividend yields. The Company uses the Black-Scholes model for estimating the fair value of stock options.
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

Results of Operations
The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three and nine-month periods ended September 30, 2011 and 2010, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)
Net Revenues:
Airfreight services	$178,899	36%	$172,631	38%	$528,767	37%	$466,530	38%
Ocean freight and ocean services	118,272	24	110,472	24	327,890	23	283,510	23
Customs brokerage and other services	196,675	40	175,640	38	563,665	40	489,384	39
Net revenues	493,846	100	458,743	100	1,420,322	100	1,239,424	100
Overhead Expenses:
Salaries and related costs	258,512	52	235,357	51	745,441	52	656,310	53
Other	71,576	15	63,765	14	211,618	15	184,456	15
Total overhead expenses	330,088	67	299,122	65	957,059	67	840,766	68
Operating income	163,758	33	159,621	35	463,263	33	398,658	32
Other income (expense), net	13,401	3	(127)	—	19,564	1	13,791	1
Earnings before income taxes	177,159	36	159,494	35	482,827	34	412,449	33
Income tax expense	70,283	14	63,456	14	189,724	13	164,692	13
Net earnings	106,876	22	96,038	21	293,103	21	247,757	20
Less: net earnings (losses) attributable to noncontrolling interest	272	—	(67)	—	267	—	87	—
Net earnings attributable to shareholders	$106,604	22%	$96,105	21%	$292,836	21%	$247,670	20%
Airfreight services net revenues increased 4% for the three-month period ended September 30, 2011, as compared with the same period for 2010. The increase in global airfreight services net revenues was primarily due to a 9% increase in net revenue per kilo offset by a 4% decrease in airfreight tonnage. Airfreight export tonnage for North America and Asia Pacific decreased 3% and 4%, respectively, while it increased 1% for Europe for the third quarter of 2011 as compared with the same period in 2010. Airfreight services net revenues remained constant for North America and increased 2% and 17% in Asia Pacific and Europe, respectively, in the third quarter of 2011 as compared with the same period in 2010. Based on asset deployment, air carriers anticipated higher demand levels during the second half of 2011 than actually materialized through the end of the third quarter. The resulting excess capacity created positive buying opportunities which offset the 4% decrease in global airfreight tonnage compared to the same period in the prior year. Management believes that uncertainty over a myriad of economic and social concerns has affected consumer buying patterns relative to the same period in 2010.
Airfreight services net revenues increased 13% for the nine-month period ended September 30, 2011, as compared with the same period for 2010. The increase in global airfreight services net revenues was primarily due to a 13% increase in net revenue per kilo and a 3% increase in airfreight tonnage. Airfreight export tonnage for North America and Europe increased 11% and 6%, respectively, while it decreased 2% for Asia Pacific for the first nine months of 2011, as compared with the same period in 2010. Whereas, airfreight services net revenues increased 15%, 12% and 16% in North America, Asia Pacific and Europe, respectively, during the nine months ended September 30, 2011, as compared with the same period in 2010. The increase in airfreight tonnage is primarily due to growth in market share and higher customer volumes in the first quarter of 2011. Net revenue per kilo for the nine months ended September 30, 2011, was higher as the Company continued to benefit from positive buying opportunities created from excess carrier capacity.
Ocean freight net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The majority of the Company’s ocean freight net revenue is derived from ocean freight consolidation which represented 49% and 50% of ocean freight net revenue for the three and nine-month periods ended September 30, 2011, respectively, and 50% for each of the same periods ended September 30, 2010, respectively.

Ocean freight and ocean services net revenues increased 7% for the three-month period ended September 30, 2011, as compared with the same period for 2010. North America, Asia Pacific and Europe ocean freight net revenues increased 7%, 7% and 8%, respectively, for the third quarter of 2011 as compared with the same period in 2010. Ocean freight consolidation net revenue increased 5% for the third quarter of 2011, as compared with the same period in 2010 due to a 7% increase in net revenue per container. Volume, as measured in terms of forty-foot container equivalent units (FEUs), decreased 2% during the three months ended September 30, 2011, as compared with the same period in 2010.
Ocean freight and ocean services net revenues increased 16% for the nine-month period ended September 30, 2011, as compared with the same period for 2010. North America, Asia Pacific and Europe ocean freight net revenues increased approximately 15%, 16% and 19%, respectively, for the first nine months of 2011 as compared with the same period in 2010. Ocean freight consolidation net revenue increased 16%, for the nine-month period ended September 30, 2011, as compared with the same period in 2010, due to a 14% increase in net revenue per container and a 1% increase in volume as measured in FEUs. Management believes the overall growth rate in volume achieved in the first quarter of 2011 was not sustained in the second and third quarters of 2011 due to consumer uncertainties over the current economic and social concerns. Similar to airfreight, the increase in net revenue per container resulted from excess carrier capacity in 2011 leading to the creation of positive buying opportunities, primarily in Asia.
Direct ocean freight forwarding and order management, which are primarily fee-based, increased 8% and 12%, respectively, for the three-month period ended September 30, 2011, and increased 13% and 19%, respectively, for the nine-month period ended September 30, 2011, as compared with the same periods in 2010, primarily due to an increase in volume.
Customs brokerage and other services net revenues increased 12% and 15%, respectively, for the three and nine-month periods ended September 30, 2011, as compared with the same periods for 2010, primarily as a result of growth in market share and an increase in domestic time definite freight volumes. Customers continue to seek out customs brokers with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.

Salaries and related costs increased 10% and 14%, respectively, during the three and nine-month periods ended September 30, 2011, as compared with the same periods in 2010, primarily as a result of (i) larger bonuses earned from achieving higher operating income, (ii) an increase in the number of employees and (iii) an overall increase in average base salaries and related taxes and benefits.
The effects of including stock-based compensation expense in salaries and related costs are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Salaries and related costs	$258,512	$235,357	$745,441	$656,310
As a % of net revenue	52.3%	51.3%	52.5%	53.0%
Stock compensation expense	$12,738	$10,846	$33,446	$33,047
As a % of salaries and related costs	4.9%	4.6%	4.5%	5.0%
As a % of net revenue	2.6%	2.4%	2.4%	2.7%
Excluding stock compensation expense, salaries and related costs as a percentage of net revenue increased 83 basis points for the three month period ended September 30, 2011, as compared to the same period in 2010, primarily as a result of increases in salary and related costs described above. For the nine-month period ended September 30, 2011, salaries and related costs as a percentage of net revenue was fairly constant, as compared with the same period for 2010.
Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation will occur in proportion to changes in Company profits, creating a direct alignment between corporate performance and shareholder interests. Bonuses to field and corporate management for the nine-month period ended September 30, 2011 were up 17% as compared with the same period for 2010, primarily as a result of a 16% increase in operating income. The Company’s management incentive compensation programs have always been incentive-based and performance driven and there is no built-in bias that favors or enriches management in a manner inconsistent with overall corporate performance.

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
Other overhead expenses increased 12% and 15%, respectively, for the three and nine-month periods ended September 30, 2011, as compared with the same periods in 2010, primarily as a result of higher business taxes, travel and other expenses related to increased activity. Legal and related expenses during the three and nine-month periods ended September 30, 2011, remained constant as compared to the same periods in 2010. The Company will continue to incur legal costs related to the anti-competition allegations as described in Part II—Item 1 in this report on Form 10-Q entitled “Legal Proceedings”, until these legal proceedings are concluded. If the governmental regulatory agencies conclude that the Company has engaged in anti-competitive behavior or in the event of an adverse judgment in the class action lawsuit, such judgments, fines and/or penalties could have a material impact on the Company’s results of operations and operating cash flows for any particular quarter or year. Further, the Company routinely incurs costs to conduct periodic reviews of the operations and procedures of its offices worldwide relating to compliance with applicable laws and regulations. Other overhead expenses as a percentage of net revenues remained fairly constant for the three and nine-month periods ended September 30, 2011, as compared with the same periods in 2010.
Other income, net, increased $14 million for the three-month period ended September 30, 2011, largely attributed to foreign exchange gains in 2011 as compared to foreign exchange losses in 2010. For the nine months ended September 30, 2011 compared to the same period in 2010, the $6 million increase in other income, net is primarily due to higher foreign exchange gains in 2011 as compared to 2010. These net foreign exchange gains in 2011 resulted primarily from U.S. dollar accounts receivable in non U.S dollar-based subsidiaries, as the U.S. dollar appreciated against other currencies at the end of the third quarter of 2011.
The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate of 39.7% and 39.3%, respectively, for the three and nine-month periods ended September 30, 2011, remained fairly consistent, as compared to 39.8% and 39.9%, respectively, for the three and nine-month periods ended September 30, 2010.

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

The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three and nine months ended September 30, 2011 and 2010 was insignificant. During the three and nine months ended September 30, 2011, net foreign currency gains were approximately $4,972 and $4,642, respectively. For the same periods of 2010, the Company's net foreign currency losses were approximately $2,878 and net foreign currency gains were approximately $1,071, respectively. The Company had no foreign currency derivatives outstanding at September 30, 2011 and December 31, 2010.
Geographic Coverage
During the third quarter of 2011, the Company opened one full service office in Pusan, Korea (formerly a satellite office) and closed one satellite office in Tiruppur, India.
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
Internal Growth - Management believes that a comparison of “same store” results is critical in the evaluation of the quality and extent of the Company’s internally generated growth. The “same store” analysis isolates the financial contributions from offices that have been included in the Company’s operating results for at least one full year. There were no significant differences between the “same store” analysis and the Company’s results for the three and nine months ended September 30, 2011 and 2010.

Liquidity and Capital Resources
The Company’s principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three and nine months ended September 30, 2011, was approximately $93 million and $349 million, respectively, as compared with $113 million and $261 million, respectively, for the same periods in 2010. The decrease of $20 million for the three-month period ended September 30, 2011, is primarily due to higher net earnings offset by changes in working capital accounts. The increase of $88 million for the nine-month period ended September 30, 2011 is primarily due to higher net earnings and improvements in working capital. At September 30, 2011, working capital was $1,447 million, including cash, cash equivalents and short-term investments of $1,261 million. The Company had no long-term debt at September 30, 2011.
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
Cash used in investing activities for the three and nine months ended September 30, 2011, was $21 million and $61 million, respectively. The largest use of cash in investing activities is cash paid for capital expenditures. The Company does have need, on occasion, to purchase or construct buildings to house staff and to facilitate the staging of customers’ freight. The Company routinely invests in technology, office furniture and equipment and leasehold improvements. In the third quarter of 2011, the Company made capital expenditures of $21 million, as compared with $11 million for the same period in 2010. Capital expenditures in the third quarter of 2011 related primarily to investments in real estate, buildings and leasehold improvements, technology, and office furniture and equipment. Total capital expenditures in 2011 are currently estimated to be $80 million. This includes normal capital expenditures as noted above plus additional real estate development.
Cash used in financing activities during the three and nine months ended September 30, 2011, was $13 million and $103 million, as compared with $28 million and $110 million for each of the same periods in 2010. The Company uses the proceeds from stock option exercises and available cash to repurchase the Company’s common stock on the open market. In the third quarter of 2011, the Company continued its policy of repurchasing stock to limit growth in issued and outstanding shares as a result of stock option exercises. The decrease in cash used as a result of this policy for the three and nine-month periods ended September 30, 2011, as compared with the same periods in 2010, is primarily due to fewer stock option exercises in 2011. During the nine months ended September 30, 2011 and 2010, the Company paid dividends of $.25 per share and $.20 per share, respectively.
The Company follows established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. The Company’s investment portfolio has not been adversely impacted by prior disruptions in the credit markets. However, there can be no assurance that the Company’s investment portfolio will not be adversely affected in the future.
The Company cannot forecast the impact that ongoing uncertainties in the global economy will have on its operating results. Management believes that the Company has effective credit control procedures, and historically has experienced relatively insignificant collection problems. The Company cannot predict what fallout any of the economic uncertainties may have on freight volumes, pricing, changes in consumer demand, supplier stability and capacity or on customers’ abilities to pay.
The Company maintains international unsecured bank lines of credit. At September 30, 2011, the international bank lines of credit totaled $18 million. At September 30, 2011, the Company had no amounts outstanding on these lines of credit. The Company was contingently liable for $94 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.
Management believes that the Company’s current cash position and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingencies, contingent liabilities related to standby letters of credit and other obligations.
The Company's foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and needs to finance local capital expenditures. In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At September 30, 2011, cash and cash equivalent balances of $586 million were held by the Company’s non-United States subsidiaries, of which $61 million was held in banks in the United States. A deferred tax liability has been accrued for the earnings that are available to be repatriated.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risks in the ordinary course of its business. These risks are primarily related to foreign exchange risk and changes in short-term interest rates. The potential impact of the Company’s exposure to these risks is presented below:
Foreign Exchange Risk
The Company conducts business in many different countries and currencies. The Company’s business often results in revenue billings issued in a country and currency which differs from that where the expenses related to the service are incurred. In the ordinary course of business, the Company creates numerous intercompany transactions and may have receivables, payables and currencies that are not denominated in the local functional currency. This brings foreign exchange risk to the Company’s earnings.
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the nine months ended September 30, 2011, would have had the effect of raising operating income approximately $33 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $27 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
As of September 30, 2011, the Company had approximately $2 million of net unsettled intercompany transactions. The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the three and nine months ended September 30, 2011 and 2010 was insignificant. During the three and nine months ended September 30, 2011, net foreign currency gains were approximately $4,972 and $4,642, respectively. For the same periods of 2010, the Company's net foreign currency losses were approximately $2,878 and net foreign currency gains were approximately $1,071, respectively. The Company had no foreign currency derivatives outstanding at September 30, 2011 and December 31, 2010. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. The majority of intercompany billings are resolved within 30 days and intercompany billings arising in the normal course of business are fully settled within 90 days.
Interest Rate Risk
At September 30, 2011, the Company had cash, cash equivalents and short-term investments of $1,261 million of which $805 million was invested at various short-term market interest rates. The Company had no short-term borrowings at September 30, 2011. A hypothetical change in the interest rate of 10 basis points would not have a significant impact on the Company’s earnings. In management’s opinion, there has been no material change in the Company’s interest rate risk exposure in the third quarter of 2011.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
On October 10, 2007, the U. S. Department of Justice (DOJ) issued a subpoena ordering the Company to produce certain information and records relating to an investigation of alleged anti-competitive behavior amongst air cargo freight forwarders. As part of this process, the Company has met with and continues to co-operate with the DOJ. The Company expects to incur additional costs during the course of this ongoing investigation, which could include fines and/or penalties if the DOJ concludes that the Company has engaged in anti-competitive behavior and such fines and/or penalties could have a material impact on the Company's results of operations and operating cash flows for any particular quarter or year. At this time the Company is unable to estimate the range of reasonably possible fines and/or penalties, if any, that might result from this investigation.

On January 3, 2008, the Company was named as a defendant, with seven other European and North American-based global logistics providers, in a Federal antitrust class action lawsuit filed in the United States District Court of the Eastern District of New York, Precision Associates, Inc. et al v. Panalpina World Transport, No. 08-CV0042. On July 21, 2009, the plaintiffs filed an amended complaint adding a number of new third party defendants and various claims which they assert to violate the Sherman Act. The plaintiffs' amended complaint, which purports to be brought on behalf of a class of customers (and has not yet been certified), asserts claims that the defendants engaged in price fixing regarding eight discrete surcharges in violation of the Sherman Act. The allegations concerning the Company relate to two of these surcharges. The amended complaint seeks unspecified damages and injunctive relief. The Company believes that these allegations are without merit and intends to vigorously defend itself against these allegations. On August 13, 2009, the Company filed a motion to dismiss the amended complaint for failure to state a claim. Plaintiffs filed their opposition to the Company's motion on January 30, 2010. On January 4, 2011, the Magistrate Judge issued a Report and Recommendation to dismiss the claims against the Company and others, but allowed the plaintiffs' the opportunity to further amend the complaint. The Report and Recommendation is now pending before the Court for resolution. The Company expects to incur ongoing attorneys' fees and other defense costs and, if there is an adverse judgment, monetary damages could have a material impact on the Company's results of operations and operating cash flows for any particular quarter or year. At this time the Company has no way of predicting the ultimate outcome of this proceeding and is unable to estimate the range of reasonably possible loss or damages, if any, that might result as an outcome of this proceeding.
On June 18, 2008, the European Commission (EC) issued a request for information to the Company's UK subsidiary, Expeditors International (UK) Ltd., requesting certain information relating to an ongoing investigation of freight forwarders. The Company replied to the request. On February 18, 2009, the EC issued another request for information to the same subsidiary requesting certain additional information in connection with the EC's ongoing investigation of freight forwarders. The Company replied to the request. On February 10, 2010, the Company and its Hong Kong subsidiary, Expeditors Hong Kong Limited, received a Statement of Objections (SO) from the EC. The SO initiates a proceeding against the Company alleging anti-competitive behavior contrary to European Union rules on competition. Specific to the Company, the allegations in the SO are limited to the period from August 2005 to June 2006 and only concern airfreight trade lanes between South China/Hong Kong and the European Economic Area. The Company filed a response to the allegations in the SO on April 12, 2010 and participated in an oral hearing on July 6, 2010. On January 20, 2011, the EC issued another request for information to the Company and its Hong Kong subsidiary requesting certain additional information in connection with its on-going investigation of freight forwarders. The Company replied to the request. On October 25, 2011, the Company and its Hong Kong subsidiary received a standard letter from the EC regarding its ongoing investigation of freight forwarders. The letter (i) invited comment on the EC's January 20, 2011 request for information and (ii) indicated potential revenue data it may take into account for the calculation of any fine it may impose. The Company expects to incur ongoing attorneys' fees and other defense costs during the course of this ongoing proceeding. Administrative fines, if the EC concludes that the Company has engaged in anti-competitive behavior, could have a material impact on the Company's results of operations and operating cash flows for any particular quarter or year. The Company continues to vigorously defend itself against the allegations, and at this time, the Company has no way of predicting the ultimate outcome of this proceeding. Further, the Company is unable to estimate the range of a reasonably possible fine, if any, that might result from this proceeding.
On August 17, 2010, the Company and its Brazilian subsidiary, Expeditors Internacional do Brasil Ltda received an Administrative Proceeding (AP) from the Brazilian Ministry of Justice (MOJ). The AP initiates a proceeding against the Company and one of its employees, alleging possible anti-competitive behavior. The Company intends to vigorously defend itself against the allegations. The Company expects to incur additional costs during the course of this proceeding, which could include administrative fines if the MOJ concludes that the Company has engaged in anti-competitive behavior and such fines could have a material impact on the Company's results of operations and operating cash flows for any particular quarter or year. At this time the Company is unable to estimate the range of reasonably possible fines, if any, that might result from this proceeding.
No amounts have been accrued for any of the contingencies described above. Legal and associated costs incurred by the Company on the above matters were not significant for the three and nine-month periods ended September 30, 2011 and 2010, respectively. Since the beginning of the proceedings in 2007, the Company has incurred approximately $16 million in legal and associated costs on the above matters. These government investigations and the related litigation matters are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include substantial monetary damages and, in matters in which injunctive relief or other conduct remedies are sought, an injunction or other order relating to business conduct. Were unfavorable final outcomes to occur, the Company's results of operations and operating cash flows for the particular quarter or year could be materially harmed.
The Company is involved in other claims and lawsuits which arise in the ordinary course of business, none of which currently, in management's opinion, will have a significant effect on the Company's operations or financial position.

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2011	—	$—	—	29,723,519
August 1-31, 2011	765,277	43.75	765,277	29,217,304
September 1-30, 2011	231,670	42.39	231,670	28,900,574
Total	996,947	$43.43	996,947	28,900,574
In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options and employee stock purchase rights. On February 9, 2009, the Plan was further amended to increase the authorization to repurchase up to 40 million shares of the Company’s common stock. This authorization has no expiration date. This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995. In the third quarter of 2011, 716,544 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.
In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200 million shares of common stock. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. This plan was announced on November 13, 2001. In the third quarter of 2011, 280,403 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises and the exercise of employee stock purchase rights.

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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

November 7, 2011	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer

November 7, 2011	/s/ BRADLEY S. POWELL
Bradley S. Powell, Chief Financial Officer

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Form 10-Q Index and Exhibits
September 30, 2011

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