Form 10-K
period 2011-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2012-02-28
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Large accelerated filer  ☒            Accelerated filer  ☐           Non-accelerated filer  ☐            Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
At June 30, 2011, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $10,685,897,706.
At February 21, 2012, the number of shares outstanding of registrant’s Common Stock was 212,077,956.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2012 Annual Meeting of Shareholders to be held on May 2, 2012 are incorporated by reference into Part III of this Form 10-K.

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
At January 31, 2012, the Company, including its majority-owned subsidiaries, operates full service offices (•) in the cities identified below. Full service offices have also been established in locations where the Company maintains unilateral control over assets and operations and where the existence of the parent-subsidiary relationship is maintained by means other than record ownership of voting stock (#). In other cities, the Company contracts with independent agents to provide required services and has established approximately 46 such relationships world-wide. Wholly-owned locations operating under the supervision and control of another full service office are identified as satellite offices (+). In each case, the opening date for the full service office or satellite office is set forth in parenthesis.

UNITED STATES AND OTHER NORTH AMERICA
UNITED STATES	• Dallas (5/92)	• Milwaukee (7/00)	• Calgary (9/04)
• Seattle (5/79)	• Columbus (6/92)	• Kansas City (8/00)
• Chicago (7/81)	• Charlotte (7/92)	• Washington, D.C. (9/00)	MEXICO
• San Francisco (7/81)	• Newark (9/94)	• Nashville (10/01)	• Mexico City (6/95)
• New York (11/81)	• Philadelphia (3/95)	+ Huntsville (12/02)	• Nuevo Laredo (4/97)
• Los Angeles (5/82)	• Charleston (6/95)	• Austin (2/03)	• Guadalajara (9/97)
• Atlanta (8/83)	• Memphis (8/95)	• Orlando (8/03)	+ Veracruz (9/97)
• Boston (11/85)	• Salt Lake City (11/95)	• Tampa (9/03)	+ Manzanillo (1/99)
• Miami (3/86)	• Norfolk (9/96)	• New Orleans (9/04)	• Nogales (1/99)
• Minneapolis (7/86)	• Indianapolis (11/96)	+ Omaha (7/06)	• Ciudad Juarez (5/00)
• Denver (2/88)	+ Port Huron-Blue Water Bridge (12/96)	+ Calexico (6/06)	• Monterrey (1/05)
• Detroit (7/88)	• Buffalo (1/97)	+ Knoxville (5/07)	+ Reynosa (6/06)
• Portland (7/88)	• El Paso (1/97)	• Raleigh Durham (1/08)	+ Querétaro (9/06)
• Cincinnati (8/89)	• Laredo (2/97)	• Tulsa (1/09)	+ Lázaro Cárdenas (7/08)
• Cleveland (7/90)	• Nogales (2/97)
• Phoenix (7/91)	• San Diego (7/97)	CANADA	PUERTO RICO
• Louisville (10/91)	+ Rochester (10/97)	• Toronto (5/84)	• San Juan (5/95)
• St. Louis (4/92)	• McAllen (4/98)	• Vancouver (9/95)
• Houston (4/92)	• Pittsburgh (6/99)	+ Windsor (6/98)
• Baltimore (4/92)	• Savannah (3/00)	• Montreal (4/99)

|1.

LATIN AMERICA
ARGENTINA	• Manaus (7/00)	COLOMBIA	GUATEMALA
• Buenos Aires (1/98)	• Porto Alegre (1/05)	• Bogota (12/98)	• Guatemala City (1/07)
	• Curitiba (10/10)	+ Cali (12/98)
BRAZIL	+ Belo Horizonte (10/10)	+ Medellin (7/00)	PERU
• Sao Paulo (9/95)			• Lima (12/05)
• Rio de Janeiro (9/95)	CHILE	COSTA RICA
• Campinas (9/95)	• Santiago (2/95)	• San Jose (10/03)
+ Santos (10/97)

ASIA PACIFIC
AUSTRALIA	• Suzhou (9/01)	JAPAN	SOUTH KOREA
• Sydney (8/88)	• Zhongshan (9/01)	• Tokyo (1/01)	• Seoul (10/94)
• Melbourne (8/88)	• Hangzhou (10/01)	• Osaka (1/01)	• Pusan (10/94)
• Brisbane (10/93)	+ Kunshan (12/01)	+ Nagoya (8/03)	+ Chonan (6/96)
• Perth (12/94)	• Fuzhou (6/02)		+ Kwangju (6/96)
• Adelaide (10/97)	• Yantai (11/02)	MALAYSIA	+ Masan (6/96)
	+ Shenyang (12/02)	• Penang (11/87)	+ Taegu (6/96)
BANGLADESH	• Wuhan (1/03)	• Kuala Lumpur (6/90)
• Dhaka (6/89)	+ Huizhou (12/03)	• Johor Bahru (11/94)	TAIWAN
+ Chittagong (8/93)	+ Zhuhai (12/03)		• Taipei (7/81)
	+ Foshan (1/04)	NEW ZEALAND	+ Kaohsiung (9/81)
CAMBODIA	• Chongqing (7/04)	• Auckland (8/88)	+ Taichung (9/81)
• Phnom Penh (4/00)	• Dongguan (2/05)	+ Christchurch (10/07)	+ Hsin-Chu (9/89)
• Nanjing (3/05)
PEOPLE’S REPUBLIC OF CHINA	+ Macau (5/05)	PHILIPPINES	THAILAND
• Guangzhou (4/94)	+ Shantou (12/06)	• Manila (8/98)	• Bangkok (9/94)
• Beijing (7/94)	+ Changzhou (10/07)	+ Olongapo City (8/98)	+ Laem Chabang (8/05)
• Dalian (7/94)		+ Cebu City (9/99)
• Shanghai (7/94)	HONG KONG		VIETNAM
• Shenzhen (7/94)	• Kowloon (6/81)	SINGAPORE	• Ho Chi Minh City (5/00)
• Qingdao (7/94)		• Singapore (9/81)	• Hanoi (3/04)
• Tianjin (7/94)	INDONESIA		+ Da Nang (9/05)
• Xi’an (7/94)	• Jakarta (12/90)	SRI LANKA
• Xiamen (7/94)	• Surabaya (2/92)	• Colombo (3/95)
• Chengdu (9/00)	+ Batam (3/07)
• Ningbo (7/01)

|2.

EUROPE AND AFRICA
AUSTRIA	• Hamburg (1/93)	NORWAY	SWITZERLAND
• Vienna (11/95)	• Nuremberg (1/01)	• Oslo (6/10)	• Chiasso (2/01)
	+ Hannover (1/05)	+ Kristiansand (1/11)	• Zurich (10/05)
BELGIUM	+ Bad Mergentheim (6/05)
• Brussels (7/90)		POLAND	UNITED KINGDOM
+ Antwerp(4/91)	HUNGARY	• Warsaw (2/05)	• London (4/86)
	• Budapest (4/00)	+ Krakow (8/07)	• Manchester (11/88)
THE CZECH REPUBLIC			• Birmingham (3/90)
• Prague (6/98)	IRELAND	PORTUGAL	• Glasgow (4/92)
	• Dublin (3/97)	• Lisbon (10/91)	• Bristol (3/97)
FINLAND	• Cork (3/97)	• Oporto (10/91)	• East Midlands (1/99)
• Helsinki (4/94)	• Shannon (3/97)		+ Hull (1/00)
		ROMANIA	• Belfast (9/01)
FRANCE	ITALY	• Bucharest (9/08)	• Aberdeen (9/05)
• Paris (1/97)	• Milan (4/93)
• Mulhouse (1/97)	• Verona (4/93)	SPAIN	SOUTH AFRICA
• Lyon (1/97)	• Florence (3/98)	• Barcelona (1/94)	• Johannesburg (3/94)
• Lille (3/97)	+ Turin (4/05)	• Madrid (1/94)	• Durban (3/94)
• Bordeaux (7/00)	+ Rome (1/10)	• Alicante (4/96)	• Capetown (1/97)

GERMANY	THE NETHERLANDS	SWEDEN	MADAGASCAR
• Frankfurt (4/92)	• Amsterdam (6/94)	• Stockholm (1/94)	• Antananarivo (11/01)
• Munich (4/92)	• Rotterdam (3/95)	• Goteborg (1/94)
• Dusseldorf (4/92)	+ Maastricht (9/07)
• Stuttgart (4/92)

MIDDLE EAST AND INDIA
BAHRAIN	+ Cochin (4/01)	LEBANON	SAUDI ARABIA
• Manama (1/08)	+ Hyderabad (9/01)	• Beirut (8/99)	# Riyadh (7/92)
	+ Tuticorin (11/03)		# Jeddah (7/92)
EGYPT	+ Ahmedabad (1/05)	OMAN	# Dammam (6/05)
• Cairo (2/95)	+ Ludhiana (6/05)	• Muscat (4/09)
+ Alexandria (2/95)	+ Pune (10/06)		TURKEY
	+ Kolkata (1/08)	PAKISTAN	• Ankara (1/99)
GREECE	+ Coimbatore (1/08)	• Karachi (9/96)	• Istanbul (1/99)
• Athens (2/99)	+ Mundra (4/08)	• Lahore (9/96)	• Izmir (1/99)
		+ Sialkot (6/03)	• Mersin (1/99)
INDIA	JORDAN	+ Faisalabad (5/06)	+ Adana (1/99)
• New Delhi (7/96)	• Amman (9/07)	+ Islamabad (10/06)
• Mumbai (Bombay) (1/97)			UNITED ARAB EMIRATES
• Bangalore (6/97)	KUWAIT	QATAR	• Abu Dhabi (1/94)
• Chennai (Madras) (6/97)	# Kuwait City (7/97)	• Doha (1/07)	• Dubai (10/98)
+ Jaipur (6/99)
The Company was incorporated in the State of Washington in May 1979. Its executive offices are located at 1015 Third Avenue, 12thFloor, Seattle, Washington, and its telephone number is (206) 674-3400.
The Company’s internet address is http://www.expeditors.com. The Company makes available free of charge through its internet website its annual

|3.

report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).
For information concerning the amount of revenues, net revenues, operating income, identifiable assets, capital expenditures, depreciation and amortization and equity attributable to the geographic areas in which the Company conducts its business, see Note 9 to the consolidated financial statements.
Airfreight Services
Airfreight services accounted for approximately 37, 38 and 35 percent of the Company’s 2011, 2010 and 2009 consolidated revenues net of freight consolidation expenses (“net revenues”), respectively. When performing airfreight services, the Company typically acts either as a freight consolidator or as an agent for the airline which carries the shipment. When acting as a freight consolidator, the Company purchases cargo space from airlines on a volume basis and resells that space to its customers at lower rates than the customers could obtain directly from airlines. When moving shipments between points where the volume of business does not facilitate consolidation, the Company receives and forwards individual shipments as the agent of the airline which carries the shipment. Whether acting as a consolidator or agent, the Company offers its customers knowledge of optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with space availability in periods of peak demand.

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

The commercial airline industry as a whole incurred substantial operating losses in 2009. While their operations in 2010 and 2011 improved over 2009 levels, many airlines remain highly leveraged with debt. Carriers continue to merge and consolidate operations and reduce available capacity to improve financial results. Some airlines have significantly reduced their reliance on cargo-only aircraft to service their airfreight customers. The reduction in capacity allows asset-based carriers to raise rates in the face of declining or stable demand. When fewer planes are flying, the Company has fewer shipping options from which to craft service offerings to meet customers’ needs. The combination of reduced capacity, higher rates and more infrequent flights could challenge the Company’s ability to maintain historical unitary profitability.
Ocean Freight and Ocean Services
Ocean freight services accounted for approximately 23, 23 and 24 percent of the Company’s 2011, 2010 and 2009 consolidated net revenues, respectively. The Company operates Expeditors International Ocean (“EIO”), an Ocean Transportation Intermediary, sometimes referred to as a Non-Vessel Operating Common Carrier (“NVOCC”) which specializes in ocean freight consolidation in most major trade lanes in the world. EIO also provides service, on a smaller scale, to and from any location where the Company has an office or agent. As an NVOCC, EIO contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate. EIO handles full container loads for customers that do not have annual shipping volumes sufficient to negotiate comparable contracts directly with the ocean carriers. EIO also solicits Less-than Container Load (“LCL”) freight to fill the containers and charges lower rates than those available directly from shipping lines. The Company’s revenues as an ocean freight forwarder are also derived from commissions paid by the carrier and revenues from fees charged to customers for ancillary services which the Company may provide, such as preparing documentation, procuring insurance, arranging for packing and crating services, and providing consultation. The Company does not own vessels and generally does not physically handle the cargo.

|4.

Ocean carriers incurred substantial operating losses in 2009 and 2011 and many are highly leveraged with debt. While the overall global volume in 2011 was comparable to 2010, many carriers took delivery of new ships in 2011 which created excess capacity. This excessive capacity caused most carriers to redeploy ships and modify sailing schedules to improve financial results. The potential combination of reduced sailing schedules and pricing volatility could impact the Company’s ability to maintain historical unitary profitability.
Order Management provides services which manage origin consolidation, supplier performance, carrier allocation, carrier performance, container management, document management, destination management and PO/SKU visibility through a web based application. Customers have the ability to monitor and report against near real time status of purchase orders from the date of creation through final delivery. Item quantities, required ship dates, commodity descriptions, estimated vs. actual ex-factory dates, container utilization, supplier performance and document visibility are many of the managed functions that are visible and reportable via the web. Order Management is available for various modes of transportation including ocean, air, truck and rail. Order Management revenues are derived from services provided to the shipper as well as management fees associated with managing purchase order execution against customer specific rules. One basic function of Order Management involves the taking of cargo from many suppliers in a particular origin and “consolidating” these shipments into the fewest possible number of containers to maximize space utilization and minimize cost. Through origin consolidation, customers can reduce the number of containers shipped by putting more product in larger and fewer containers. Data integrity is an increasingly critical function of Order Management. Efficient data management is a by-product of our operational processes.
Customs Brokerage and Other Services
Customs brokerage and other services accounted for approximately 40, 39 and 41 percent of the Company’s 2011, 2010 and 2009 consolidated net revenues, respectively. As a customs broker, the Company assists importers to clear shipments through customs by preparing required documentation, calculating and providing for payment of duties and other taxes on behalf of the importer, arranging for any required inspections by governmental agencies, and arranging for delivery. The Company also provides other value added services at destination such as warehousing and product distribution, inventory management and time definite transportation. None of these other services are currently individually significant to the Company’s net revenues.

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
The goods handled by the Company are generally a function of the products which dominate international trade between any particular origin and destination. Shipments of computer components, electronic goods, medical equipment, sporting goods, machine parts, aviation parts, industrial equipment and toys comprise a significant percentage of the Company’s business. Typical import customers include retailers and distributors of consumer electronics, department store chains, clothing and shoe wholesalers, manufacturers and catalogue stores. Historically, no single customer has accounted for five percent or more of the Company’s net revenues.
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
The primary competitive factors in the global logistics services industry continue to be price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. The Company emphasizes quality customer service and believes that its prices are competitive with the prices of others in the industry. Larger customers utilize more sophisticated and efficient procedures for the management of their logistics supply chains by embracing strategies such as just-in-time inventory management. Accordingly, timely and accurate information integrated into customer service capabilities are a significant factor in attracting and retaining customers. This information integrated into customer service

|5.

capabilities includes customized Electronic Data Interchange (“EDI”), on-line freight tracing and tracking applications and customized on-line reporting. The customized EDI applications allow the transfer of key information between the customers’ systems and the Company’s systems. Freight tracing and tracking applications provide customers with near real time visibility to the location, transit time and estimated delivery time of inventory in transit.
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

The Company’s ability to attract, retain, and motivate highly qualified personnel with experience in global logistics services is an essential, if not the most important, element of its ability to compete in the industry. To this end, the Company has adopted incentive compensation programs which make percentages of an operating unit's net revenues or profits available to managers for distribution among key personnel. The Company believes that these incentive compensation programs, combined with its experienced personnel and its ability to coordinate global marketing efforts, provide it with a distinct competitive advantage and account for historical growth that competitors have generally matched only through acquisition.
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
In addition, the Company’s ability to provide service to its customers is highly dependent on good working relationships with a variety of entities including airlines, ocean steamship lines and governmental agencies. The Company considers its current working relationships with these entities to be satisfactory. However, changes in the financial stability and operating capabilities and capacity of asset-based carriers, space allotments available from carriers, governmental regulation or deregulation efforts, “modernization” of the regulations governing customs, and/or changes in governmental quota restrictions or trade accords could affect the Company’s business in unpredictable ways.
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
Environmental
In the United States, the Company is subject to Federal, state and local provisions regulating the discharge of materials into the environment or otherwise for the protection of the environment. Similar laws apply in many other jurisdictions in which the Company operates. Although current operations have not been significantly affected by compliance with these environmental laws, governments are becoming increasingly sensitive to environmental issues, and the Company cannot predict what impact future environmental regulations may have on its business. The Company does not anticipate making any material capital expenditures for environmental control purposes during 2012.
Employees
At January 31, 2012, the Company employed approximately 13,590 people, 4,620 in the United States and 800 in the balance of North America, 640 in Latin America, 4,030 in Asia Pacific, 2,280 in Europe and Africa, and 1,220 in the Middle East and India. Approximately 1,720 of the Company’s employees are engaged principally in sales and marketing and customer service, 7,960 in operations and 3,910 in technology, finance and administration. The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be satisfactory.

In order to retain the services of highly qualified, experienced, and motivated employees, the Company places considerable emphasis on its non-equity incentive compensation programs and stock option plans.

|6.

Executive Officers of the Registrant
The following table sets forth the names, ages, and positions of current executive officers of the Company.

Name	Age	Position
Peter J. Rose	68	Chairman and Chief Executive Officer and director
James L.K. Wang	64	President-Asia Pacific and director
R. Jordan Gates	56	President and Chief Operating Officer and director
Rommel C. Saber	54	President-Europe, Africa, Near/Middle East and Indian Subcontinent
Robert L. Villanueva	59	President-The Americas
Timothy C. Barber	52	President-Global Sales and Marketing
Rosanne Esposito	60	Executive Vice President-Global Customs
Eugene K. Alger	51	Executive Vice President-North America
Philip M. Coughlin	51	Executive Vice President-North America
Jeffrey S. Musser	46	Executive Vice President and Chief Information Officer
Charles J. Lynch	51	Senior Vice President-Corporate Controller
Daniel R. Wall	43	Senior Vice President-Ocean Services
Jose A. Ubeda	45	Senior Vice President-Air Cargo
Amy J. Tangeman	43	Senior Vice President-General Counsel and Secretary
Bradley S. Powell	51	Senior Vice President and Chief Financial Officer
Peter J. Rose has served as a director and Vice President of the Company since July 1981. Mr. Rose was elected a Senior Vice President of the Company in May 1986, Executive Vice President in May 1987, President and Chief Executive Officer in October 1988, and Chairman and Chief Executive Officer in May 1991.
James L.K. Wang has served as a director and the Managing Director of Expeditors International Taiwan Ltd., the Company’s former exclusive Taiwan agent, since September 1981. In 1991, Mr. Wang’s employment agreement was assigned to E.I. Freight (Taiwan), Ltd., the Company’s exclusive Taiwan agent through 2004. Mr. Wang’s contract is now assigned to ECI Taiwan Co. Ltd., a wholly-owned subsidiary of the Company. In October 1988, Mr. Wang became a director of the Company and its Director-Far East, and Executive Vice President in January 1996. In May 2000, Mr. Wang was elected President-Asia Pacific.
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
Eugene K. Alger joined the Company in October 1982. Mr. Alger was promoted to District Manager of the Los Angeles office in May 1983. He was elected Regional Vice President-Southwestern U.S. and Mexico Region in January 1992, and Senior Vice President of North America in September 1999. In March, 2008, he was promoted to Executive Vice President-North America.
Philip M. Coughlin joined the Company in October 1985. In August 1986, Mr. Coughlin was promoted to District Manager. Mr. Coughlin was elected Regional Manager for New England and Canada in January 1991, Regional Vice President-Northeastern U.S. and Northern Border in January 1992, and Senior Vice President of North America in September 1999. In March 2008, he was promoted to Executive Vice President-North America.
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

|7.

January 1998. In May 2002, Mr. Lynch was elected Senior Vice President-Corporate Controller.
Daniel R. Wall joined the Company in March 1987. Mr. Wall was promoted to District Manager in May 1992 and Global Director-Account Management in March 2002. Mr. Wall was elected Vice President-ECMS in January 2004 and Senior Vice President-Ocean Services in September 2004.
Jose A. Ubeda joined the Company in May 1984. Mr. Ubeda was promoted to District Manager in February 1993 and to Regional Vice President-Northwest U.S. Region in May 2000. In April 2010, Mr. Ubeda was elected Senior Vice President-Air Cargo.
Amy J. Tangeman joined the Company in January 1997. Ms. Tangeman was promoted to Assistant General Counsel in November 2001. Ms. Tangeman was elected Vice-President-General Counsel and Secretary in October 2006 and elected Senior Vice President in February 2012.
Bradley S. Powell joined the Company as Chief Financial Officer in October 2008 and elected Senior Vice President and Chief Financial Officer in February 2012. Prior to joining the Company, Mr. Powell served as President and Chief Financial Officer of Eden Bioscience Corporation, a publicly-traded biotechnology company, from December 2006 to September 2008 and as Vice President and Chief Financial Officer from July 1998 to December 2006.
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
The Company is licensed as a customs broker by Customs and Border Protection (“CBP”) of the Department of Homeland Security nationally and in each U.S. customs district in which it does business. All United States customs brokers are required to maintain prescribed records and are subject to periodic audits by CBP. In other jurisdictions in which the Company performs clearance services, the Company is licensed by the appropriate governmental authority (where such license is required to perform these services). The Company participates in various governmental supply chain security programs, such as the Customs-Trade Partnership Against Terrorism (“C-TPAT”) in the United States and additional security initiatives, such as Authorized Economic Operator ("AEO"), as they continue to be enacted by different governments.
The Company does not believe that current United States and foreign governmental regulations impose significant economic restraint upon its business operations. In general, the Company conducts its business activities in each country through a wholly or majority-owned subsidiary corporation that is organized and existing under the laws of that country. However, the regulations of foreign governments can impose barriers to the Company’s ability to provide the full range of its business activities in a wholly or majority United States-owned subsidiary. For example, foreign ownership of a customs brokerage business is prohibited in some jurisdictions and less frequently the ownership of the licenses required for freight forwarding and/or freight consolidation is restricted to local entities. When the Company encounters this sort of governmental restriction, it works to establish a legal structure that meets the requirements of the local regulations while also giving the Company the substantive operating and economic advantages that would be available in the absence of such regulation. This can be accomplished by creating a joint venture or exclusive agency relationship with a qualified local entity that holds the required license.
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
Cargo Liability
When acting as an airfreight consolidator, the Company assumes a carrier’s liability for lost or damaged shipments. This legal liability is typically limited by contract to the lower of the transaction value or the released value (17 Special Drawing Rights per kilo unless the customer declares a higher value and pays a surcharge), except in the absence of an appropriate airway bill or if the loss or damage is caused by willful misconduct . The airline which the Company utilizes to make the actual shipment is generally liable to the Company in the same manner and to the same extent. When acting solely as the agent of the airline or shipper, the Company does not assume any contractual liability for loss or damage to shipments tendered to the airline. In certain circumstances, the Company will assume additional limited liability.

When acting as an ocean freight consolidator, the Company assumes a carrier’s liability for lost or damaged shipments. This liability is typically limited by contract to the lower of the transaction value or the released value ($500 per package or customary freight unit unless the customer declares a higher value and pays a surcharge). The steamship line which the Company utilizes to make the actual shipment is generally liable to the Company in the same manner and to the same extent. In its ocean freight forwarding and customs clearance operations, the Company does not assume cargo liability. In certain circumstances, the Company will assume additional limited liability.

|8.

When providing warehouse and distribution services, the Company limits its legal liability by contract and tariff to an amount generally equal to the lower of fair value or $0.50 per pound with a maximum of $50 per “lot” — which is defined as the smallest unit that the warehouse is required to track. In certain circumstances, the Company will assume additional limited liability.
The Company maintains cargo legal liability insurance covering claims for losses attributable to missing or damaged shipments for which it is legally liable. The Company also maintains insurance coverage for the property of others which is stored in Company warehouse facilities. This insurance coverage is provided by a Vermont U.S. based insurance entity wholly-owned by the Company. The coverage is fronted and reinsured by a global insurance company. The total risk retained by the Company in 2011 was approximately $5 million. In addition, the Company is licensed as an insurance broker through its subsidiary, Expeditors Cargo Insurance Brokers, Inc. and places insurance coverage for other customers.

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

Third Party Suppliers
The Company is a non-asset based provider of global logistics services. As a result, the Company depends on a variety of asset-based third party suppliers. The quality and profitability of the Company’s services depend upon effective selection, management and discipline of third party suppliers. While operating results improved in 2010 over 2009, many of the Company’s third party suppliers have incurred significant operating losses in 2011 and are highly leveraged with debt. Changes in the financial stability, operating capabilities and capacity of asset-based carriers and space allotment made available to the Company by asset-based carriers could affect the Company in unpredictable ways, including volatility of pricing, and challenge the Company’s ability to maintain historical unitary profitability.

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

In addition, the Company operates in parts of the world where common business practices could constitute violations of the anti-corruption laws, rules, regulations and decrees of the United States, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and of all other countries in which the Company conducts business; as well as trade control laws, or laws, regulations and Executive Orders imposing embargoes and sanctions; and anti-boycott laws and regulations. Compliance with these laws, rules, regulations and decrees is dependent on the Company’s employees, subcontractors, agents, third party brokers and customers, whose individual actions could violate these laws, rules, regulations and decrees. Failure to comply could result in substantial penalties and additional expenses, damages to the Company’s reputation and restrictions on its ability to conduct business.

|9.

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

Technology
Increasingly, the Company must compete based upon the flexibility and sophistication of the technologies utilized in performing its core businesses. Future results depend upon the Company’s success in the cost effective development, maintenance and integration of secure communication and information systems technologies, including those acquired from and maintained by third parties. Any significant disruptions to these systems due to failures, attacks or other security breaches would have a material negative effect on the Company’s results and could include loss of revenue, significant remediation costs, an increase in costs to protect the Company's systems and technology and damage to its reputation.

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

Taxes
The Company is subject to many taxes in the United States and foreign jurisdictions. In many of these jurisdictions, the tax laws are very complex and are open to different interpretations and application. Tax authorities frequently implement new taxes and change their tax rates and rules, including interpretations of those rules. The Company is regularly under audit by tax authorities. Although the Company believes its tax estimates are reasonable, the final determination of tax audits could be materially different from the Company’s tax provisions and accruals and negatively impact its financial results.

Litigation/Investigations
As a multinational corporation, the Company is subject to formal or informal investigations or litigation from governmental authorities or others in the countries in which it does business. Included among these investigations, the Company is currently subject to, and is cooperating fully with, an investigation by the U.S. Department of Justice (DOJ) of air cargo freight forwarders. In addition, the Company and its Hong Kong subsidiary received a Statement of Objections from the European Commission (EC) relating to an ongoing investigation of freight forwarders. These investigations and other periodic investigations will require further management time and could cause the Company to incur substantial additional legal and related costs, which may include fines and/or penalties that could have a material impact on the Company’s results of operations and operating cash flows.

The Company may also become subject to other civil litigation arising from such investigations or litigations, including but not limited to shareholder class action lawsuits and derivative claims made on behalf of the plaintiffs.

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

|10.

ITEM 1B — UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2 — PROPERTIES
The Company owns the following properties:

Location	Nature of Property
United States:
Seattle, Washington	Office buildings
SeaTac, Washington	Office building
Humble, Texas	Office and warehouse
Inwood, New York	Office and warehouse
Edison, New Jersey	Office and warehouse
Brisbane, California	Office and warehouse
Hawthorne, California	Office and warehouse
Bensenville, llinois	Office and warehouse
Miami, Florida	Office and warehouse
Spokane, Washington	Office building

Asia:
Kowloon, Hong Kong	Offices
Taipei, Taiwan	Offices
Seoul, Korea	Office and warehouse
Shanghai, China	Office building
Beijing, China	Office and warehouse

Europe:
Brussels, Belgium	Office and warehouse
Dublin, Ireland	Office and warehouse
Cork, Ireland	Office and warehouse
London, England	Office and warehouse

Latin America:
Alajuela, Costa Rica	Office building

Middle East:
Cairo, Egypt	Office and warehouse
The Company leases and maintains 68 additional offices and satellite locations in the United States and 342 leased locations throughout the world, each located close to an airport, ocean port, or on an important border crossing. The majority of these facilities contain warehouse facilities. Lease terms are either on a month-to-month basis or terminate at various times through 2021. See Note 7 to the Company’s consolidated financial statements for lease commitments. As an office matures, the Company will investigate the possibility of building or buying suitable facilities. The Company believes that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.

ITEM 3 — LEGAL PROCEEDINGS
On October 10, 2007, the U. S. Department of Justice (DOJ) issued a subpoena ordering the Company to produce certain information and records relating to an investigation of alleged anti-competitive behavior amongst air cargo freight forwarders. As part of this process, the Company has met with and continues to co-operate with the DOJ. The Company may incur additional costs during the course of this ongoing investigation, which could include fines and/or penalties if the DOJ concludes that the Company has engaged in anti-competitive behavior and such fines and/or penalties could have a material impact on the Company's results of operations and operating cash flows for any particular quarter or year. At this time the Company is unable to estimate the range of reasonably possible fines and/or penalties, if any, that might result from this investigation.
On January 3, 2008, the Company was named as a defendant, with seven other European and North American-based global logistics providers, in a Federal antitrust class action lawsuit filed in the United States District Court of the Eastern District of New York, Precision Associates, Inc. et al v. Panalpina World Transport, No. 08-CV0042. On July 21, 2009, the plaintiffs filed an amended complaint adding a number of new third party

|11.

defendants and various claims which they assert to violate the Sherman Act. The plaintiffs' amended complaint, which purports to be brought on behalf of a class of customers (and has not yet been certified), asserts claims that the defendants engaged in price fixing regarding eight discrete surcharges in violation of the Sherman Act. The allegations concerning the Company relate to two of these surcharges. The amended complaint seeks unspecified damages and injunctive relief. The Company believes that these allegations are without merit and intends to vigorously defend itself against these allegations. On August 13, 2009, the Company filed a motion to dismiss the amended complaint for failure to state a claim. Plaintiffs filed their opposition to the Company's motion on January 30, 2010. On January 4, 2011, the Magistrate Judge issued a Report and Recommendation to dismiss the claims against the Company and others, but allowed the plaintiffs' the opportunity to further amend the complaint. The Report and Recommendation is now pending before the Court for resolution. On February 28, 2012, the Company entered into an agreement, which is subject to preliminary approval by the Court, notice to the putative class and final approval, with the plaintiffs individually and on behalf of a class of direct purchasers of freight forwarding services, to resolve this lawsuit. The Company has not made, and continues to make no admission of liability by entering into this agreement. The agreement, if approved by the Court, will dismiss all allegations that the Company violated the Sherman Act. Under the terms of the agreement, the Company will be dismissed from this lawsuit. In exchange for being dismissed from this lawsuit, the Company has agreed to assign to the plaintiffs 70% of the proceeds (Air Cargo proceeds) it may receive as one of the members of a separate class action litigation brought against many of the largest international air cargo carriers. The agreement provides for no other sources of consideration from the Company. Based on the terms of the agreement, and the Company's previously publicly-expressed intent not to profit and thereby effectively distribute any Air Cargo proceeds it may receive, management does not expect there to be any material impact on the Company's consolidated financial statements. Management believes that the amounts assigned to the plaintiffs and the class it seeks to represent, which includes the Company's customers, net of attorneys' fees and other administrative costs allowed by the Court, will be allocated by the Court to members of this class action lawsuit in an equitable manner consistent with their participation in the international airfreight markets over the relevant time periods.
On June 18, 2008, the European Commission (EC) issued a request for information to the Company's UK subsidiary, Expeditors International (UK) Ltd., requesting certain information relating to an ongoing investigation of freight forwarders. The Company replied to the request. On February 18, 2009, the EC issued another request for information to the same subsidiary requesting certain additional information in connection with the EC's ongoing investigation of freight forwarders. The Company replied to the request. On February 10, 2010, the Company and its Hong Kong subsidiary, Expeditors Hong Kong Limited, received a Statement of Objections (SO) from the EC. The SO initiates a proceeding against the Company alleging anti-competitive behavior contrary to European Union rules on competition. Specific to the Company, the allegations in the SO are limited to the period from August 2005 to June 2006 and only concern airfreight trade lanes between South China/Hong Kong and the European Economic Area. The Company filed a response to the allegations in the SO on April 12, 2010 and participated in an oral hearing on July 6, 2010. On January 20, 2011, the EC issued another request for information to the Company and its Hong Kong subsidiary requesting certain additional information in connection with its on-going investigation of freight forwarders. The Company replied to the request. On October 25, 2011, the Company and its Hong Kong subsidiary received a standard letter from the EC regarding its ongoing investigation of freight forwarders. The letter (i) invited comment on the EC's January 20, 2011 request for information and (ii) indicated potential revenue data it may take into account for the calculation of any fine it may impose. The Company replied to the letter. On February 24, 2012, the Company received notice from the EC that it plans to hold additional meetings, known as State of Play meetings, related to its on-going investigation of freight forwarders on or about March 15, 2012. The Company expects to participate in the meeting to continue its vigorous defense against the allegations. The Company expects to incur ongoing attorneys' fees and other defense costs during the course of this ongoing proceeding. Administrative fines, if the EC concludes that the Company has engaged in anti-competitive behavior, could have a material impact on the Company's results of operations and operating cash flows for any particular quarter or year. The Company continues to vigorously defend itself against the allegations, and at this time, the Company has no way of predicting the ultimate outcome of this proceeding. Further, the Company is unable to estimate the range of a reasonably possible fine, if any, that might result from this proceeding.
On August 17, 2010, the Company and its Brazilian subsidiary, Expeditors Internacional do Brasil Ltda received an Administrative Proceeding (AP) from the Brazilian Ministry of Justice (MOJ). The AP initiates a proceeding against the Company and one of its employees, alleging possible anti-competitive behavior. The Company intends to vigorously defend itself against the allegations. The Company expects to incur additional costs during the course of this proceeding, which could include administrative fines if the MOJ concludes that the Company has engaged in anti-competitive behavior. Based on recent changes in Brazilian anti-competition laws that reduce the maximum amount of fines that can be assessed, and further investigation of this matter, management believes that such fines, if any, will not have a material impact on the Company's results of operations and operating cash flows for any particular quarter or year.
No amounts have been accrued for any of the contingencies described above. Legal and associated costs incurred by the Company on the above matters were not significant for the years ended December 31, 2011, 2010 and 2009, respectively. These government investigations and the related litigation matters are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include substantial monetary damages and, in matters in which injunctive relief or other conduct remedies are sought, an injunction or other order relating to business conduct. Were unfavorable final outcomes to occur, the Company's results of operations and operating cash flows for the particular quarter or year could be materially harmed.
The Company is involved in other claims and lawsuits which arise in the ordinary course of business, none of which currently, in management's opinion, will have a significant effect on the Company's operations or financial position.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

|12.

PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock trades on The NASDAQ Global Select Market. The following table sets forth the high and low sale prices for the Company’s common stock as reported by The NASDAQ Global Select Market under the symbol EXPD.

	Common Stock			Common Stock
Quarter	High	Low	Quarter	High	Low
2011			2010
First	$56.19	$45.91	First	$38.93	$32.36
Second	$55.30	$46.53	Second	$42.39	$34.46
Third	$53.22	$39.28	Third	$47.58	$33.65
Fourth	$47.73	$38.25	Fourth	$57.15	$45.23
There were 1,184 shareholders of record as of February 21, 2012. This figure does not include a substantially greater number of beneficial holders of the Company’s common stock, whose shares are held of record by banks, brokers and other financial institutions.
The Board of Directors declared semi-annual dividends during the two most recent fiscal years paid as follows:

June 15, 2011	$.25
December 15, 2011	$.25
June 15, 2010	$.20
December 15, 2010	$.20
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2011	—	$—	—	28,920,950
November 1-30, 2011	44,416	$43.77	44,416	28,882,121
December 1-31, 2011	37,860	$41.07	37,860	28,883,236
Total	82,276	$42.53	82,276	28,883,236
In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of the Company’s common stock. This authorization has no expiration date. This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995. In the fourth quarter of 2011, 41,738 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.
In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200 million shares of common stock. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. This plan was announced on November 13, 2001. In the fourth quarter of 2011, 40,538 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises and the exercise of employee stock purchase rights.
The graph below compares the cumulative 5-year total return of holders of the Company's common stock with the cumulative total returns of Standard and Poor's 500 Index, the NASDAQ Composite index and the NASDAQ Transportation index. The graph assumes that the value of the investment in the Company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2006 and tracks it through 12/31/2011.

|13.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Expeditors International of Washington, Inc., the NASDAQ Composite Index, the NASDAQ Transportation Index, and the S&P 500 Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/06
12/07
12/08
12/09
12/10
12/11
Expeditors International of Washington, Inc.
NASDAQ Composite
NASDAQ Transportation
S&P 500

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/06	12/07	12/08	12/09	12/10	12/11

Expeditors International of Washington, Inc.	100.00	111.03	83.35	88.13	139.64	105.90
Standard and Poor's 500 Index	100.00	105.49	66.46	84.05	96.71	98.75
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Transportation	100.00	105.13	78.60	80.38	103.33	88.11

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

|14.

ITEM 6 — SELECTED FINANCIAL DATA
Financial Highlights
In thousands except per share data

	2011	2010	2009	2008	2007
Revenues	$6,150,498	5,967,573	4,092,283	5,633,878	5,235,171
Net revenues	1,896,477	1,692,786	1,382,786	1,603,261	1,452,961
Net earnings attributable to shareholders	385,679	344,172	240,217	301,014	269,154
Diluted earnings attributable to shareholders per share	1.79	1.59	1.11	1.37	1.21
Basic earnings attributable to shareholders per share	1.82	1.62	1.13	1.41	1.26
Dividends declared and paid per common share	.50	.40	.38	.32	.28
Working capital	1,490,738	1,278,377	1,079,444	903,010	764,944
Total assets	2,866,827	2,679,179	2,323,722	2,100,839	2,068,605
Shareholders’ equity	2,003,638	1,740,906	1,553,007	1,366,418	1,226,571
Weighted average diluted shares outstanding	215,033,580	216,446,656	216,533,240	219,170,003	221,799,868
Weighted average basic shares outstanding	212,117,511	212,283,966	212,112,744	212,755,946	213,314,761

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
International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, and laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to current tariffs and trade restrictions and accords. The Company cannot predict which, if any, of these proposals may be adopted, nor can the Company predict the effects the adoption of any such proposal will have on the Company’s business. Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies concerning international trade, the Company’s business may also be affected by political developments and changes in government personnel or policies, as well as economic turbulence, political unrest or security concerns in the nations in which it does business and the future impact that these events may have on international trade and oil prices. The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. Primarily as a result of the global economic downturn in 2009, the Company’s air and ocean freight volumes were at exceptionally low levels in 2009 as compared with 2010 and 2011. Consistent with slowing global economic conditions and concerns over higher fuel costs, rising costs in general, political unrest and volatile currency exchange rates, the Company’s pricing and terms continue to be pressured by customers and service providers. Further, the lower underlying flow of goods both in the global economy and throughout the Company's network continued into January 2012.
The Company derives its revenues from three principal sources: 1) airfreight services, 2) ocean freight and ocean services, and 3) customs brokerage and other services. These are the revenue categories presented in the financial statements.

|15.

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

|16.

accounts receivable collection, cash flow management and credit soundness in an attempt to insulate managers from the sort of catastrophic errors that might end a career.
Any failure to perpetuate this unique culture on a self-sustained basis throughout the Company provides a greater threat to the Company’s continued success than any external force, which would be largely beyond our control. Consequently, management spends the majority of its time focused on creating an environment where employees can learn and develop while also improving systems and taking preventative action to reduce exposure to negative events and risks. The Company strongly believes that it is nearly impossible to predict events that, in the aggregate, could have a positive or a negative impact on future operations. As a result, our focus is on building and maintaining a global corporate culture of well-trained employees and managers that are prepared to identify and react to subtle changes as they develop and thereby help the Company adapt and thrive as major trends emerge.
Critical Accounting Estimates
A summary of the Company’s significant accounting policies can be found in Note 1 to the consolidated financial statements in this report.
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
The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. An estimated loss from a contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a loss contingency is required if there is at least a reasonable possibility that a significant loss has been incurred. In determining whether a loss should be accrued, management evaluates several factors, including advice from outside counsel, in order to estimate the degree of probability of an unfavorable outcome and make a reasonable estimate of the amount of loss or range of reasonably possible loss. Changes in these factors could have a material impact on the Company's financial position, results of operations and operating cash flows for any particular quarter or year.
As described in Note 1.I to the consolidated financial statements in this report, the Company accounts for share-based compensation based on an estimate of the fair value of options granted to employees under the Company’s stock option and stock purchase rights plans. This expense, as adjusted for expected forfeitures, is recorded on a straight-line basis over the option vesting periods.
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
The Company’s expected volatility assumptions are based on the historical volatility of the Company’s stock over a period of time commensurate to the expected life. The expected life assumption is primarily based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the corresponding yield curve in effect at the time of grant for U.S. Treasury bonds having the same term as the expected life of the option, i.e. a ten year bond rate is used for valuing an option with a ten year expected life. The expected dividend yield is based on the Company’s historical experience. The forfeiture assumption used to calculate compensation expense is primarily based on historical pre-vesting employee forfeiture patterns.
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
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-No. 05 “Presentation of

|17.

Comprehensive Income”, which amends Accounting Standards Codification (ASC) Topic 220 -”Comprehensive Income”. This update is intended to increase the prominence of items reported in other comprehensive income by giving the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company is required to and plans to adopt the provisions of ASU 2011-No. 05, as amended by ASU 2011-No. 12, beginning in the first quarter of 2012. The adoption is only expected to have a presentation impact on the Company's consolidated statements of earnings and consolidated statements of equity and comprehensive income.
Results of Operations
The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for 2011, 2010, and 2009 expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

	2011		2010		2009
In thousands	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
Net revenues:
Airfreight services	$700,352	37%	$640,230	38%	$489,475	35%
Ocean freight and ocean services	435,425	23	385,523	23	324,223	24
Customs brokerage and other services	760,700	40	667,033	39	569,088	41
Net revenues	1,896,477	100	1,692,786	100	1,382,786	100
Overhead expenses:
Salaries and related costs	993,358	52	894,132	53	774,214	56
Other	284,792	15	251,424	15	223,571	16
Total overhead expenses	1,278,150	67	1,145,556	68	997,785	72
Operating income	618,327	33	547,230	32	385,001	28
Other income, net	19,701	1	16,838	1	17,871	1
Earnings before income taxes	638,028	34	564,068	33	402,872	29
Income tax expense	251,785	13	219,863	13	162,475	12
Net earnings	386,243	21	344,205	20	240,397	17
Less net earnings attributable to the noncontrolling interest	564	—	33	—	180	—
Net earnings attributable to shareholders	$385,679	21%	$344,172	20%	$240,217	17%
2011 compared with 2010
Airfreight services net revenues in 2011 increased 9% as compared with 2010. The increase in global airfreight services net revenues was primarily due to a 12% increase in net revenue per kilo, while airfreight tonnage remained constant. North America, Asia Pacific and Europe airfreight services net revenues increased 10%, 8% and 12%, respectively, in 2011 as compared with 2010, while airfreight export tonnage increased 5% and 4% in North America and Europe, respectively, and decreased 3% in Asia Pacific. Net revenue per kilo was higher as the Company benefited from intermittent buying opportunities created from excess carrier capacity, primarily in Asia. After the first quarter of 2011, the Company experienced a decline in quarterly airfreight volumes as compared to 2010 and the customary peak season surge in the fourth quarter did not materialize.
Ocean freight and ocean services net revenues increased 13% in 2011 as compared with 2010. North America, Asia Pacific and Europe ocean freight net revenues increased approximately 13%, 13% and 16%, respectively, in 2011 as compared with 2010.
Ocean freight net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The majority of the Company’s ocean freight net revenue is derived from ocean freight consolidation which represented 50% and 51% of ocean freight net revenue in 2011 and 2010, respectively.
Ocean freight consolidation net revenue increased 12% in 2011 as compared with 2010, primarily due to a 10% increase in net revenue per container. Similar to airfreight, the increase in net revenue per container resulted from excess carrier capacity in 2011 leading to the creation of positive buying opportunities, primarily in Asia. Volume, as measured in terms of forty-foot container equivalent units (FEUs), increased 2% in 2011 as compared with 2010. Direct ocean freight forwarding and order management, which are primarily fee-based, increased 13% and 16%, respectively, in 2011, as compared with 2010, due to an increase in volume.
Customs brokerage and other services net revenues increased 14% in 2011 as compared with 2010, primarily as a result of growth in market share and an increase in domestic time definite freight volumes. Customers continue to seek out customs brokers with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.
Salaries and related costs increased 11% in 2011, as compared with 2010, primarily as a result of (i) an increase in the number of employees, (ii) an overall increase in average base salaries and related taxes and benefits and (iii) larger bonuses earned from achieving higher operating income.

|18.

The effects of including stock-based compensation expense in salaries and related costs for 2011 and 2010 are as follows:

	Years ended December 31,
In thousands	2011	2010
Salaries and related costs	$993,358	$894,132
As a % of net revenue	52.4%	52.8%
Stock compensation expense	$44,278	$43,743
As a % of salaries and related costs	4.5%	4.9%
As a % of net revenue	2.3%	2.6%
Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation will occur in proportion to changes in Company profits, creating a direct alignment between corporate performance and shareholder interests. Bonuses to field and corporate management in 2011 were up 13% as compared with 2010, primarily as a result of a 13% increase in operating income. The Company’s management incentive compensation programs have always been incentive-based and performance driven and there is no built-in bias that favors or enriches management in a manner inconsistent with overall corporate performance.
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
Other overhead expenses increased 13% in 2011, as compared with 2010, primarily as a result of increased facilities costs, higher business taxes, systems maintenance and consulting expenses, travel and other expenses related to increased activity. Legal and related expenses increased slightly in 2011, as compared with 2010, primarily attributable to responding to matters disclosed in Note 8 to the consolidated financial statements in this report. The Company will continue to incur legal costs related to the anti-competition allegations as described in Note 8 herein until these legal proceedings are concluded. If the governmental regulatory agencies conclude that the Company has engaged in anti-competitive behavior, fines and/or penalties could have a material impact on the Company’s results of operations and operating cash flows for any particular quarter or year. Further, the Company periodically conducts reviews of the operations and procedures of its offices worldwide relating to compliance with applicable laws and regulations. Other overhead expenses as a percentage of net revenues remained constant for 2011, as compared with 2010.
Other income, net, increased 17% in 2011, as compared with 2010. Interest income increased $3 million due to higher average cash and cash equivalents balances during 2011, as compared with 2010.
The Company pays income taxes in the United States and other jurisdictions, as well as other non-income based taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate in 2011 was 39.5% as compared to 38.9% for 2010. The higher consolidated effective income tax rate for 2011, as compared with 2010, is primarily the result of higher State tax rates and a lower tax benefit received for disqualifying dispositions of incentive stock options for 2011, as compared with 2010. Although a tax benefit related to stock-based compensation expense is recorded for non-qualified stock options at the time the related compensation expense is recognized, the tax benefit received for disqualifying dispositions of incentive stock options cannot be anticipated.
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
The majority of the Company's ocean freight net revenue is derived from ocean freight consolidation which represented 51% and 52% of ocean freight net revenue in 2010 and 2009, respectively.
Ocean freight consolidation net revenue increased 16% in 2010 as compared with 2009, primarily due to a 20% increase in volume as measured in terms of FEUs, partially offset by a 3% decrease in net revenue per container. Direct ocean freight forwarding and order management, which are primarily fee-based, increased 15% and 34%, respectively, in 2010, as compared with 2009, due to an increase in volume.
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

|19.

Salaries and related costs increased 15% in 2010, as compared with 2009, primarily as a result of larger bonuses earned from achieving higher operating income before bonuses, an increase in the number of employees, and higher stock compensation expense.
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
Bonuses to field and corporate management in 2010 were up 35% as compared with 2009 primarily as a result of a 42% increase in operating income. The Company's management incentive compensation programs have always been incentive-based and performance driven and there is no built-in bias that favors or enriches management in a manner inconsistent with overall corporate performance.
Other overhead expenses increased 12% in 2010, as compared with 2009, primarily as a result of higher business taxes, travel and other expenses related to increased activity. Legal and related expenses increased slightly in 2010, as compared with 2009, primarily attributable to preparing the Company's responses to a Statement of Objections issued by the European Commission as described further in Note 8 to the consolidated financial statements in this report. Other overhead expenses as a percentage of net revenues decreased slightly for 2010, as compared with 2009.
Other income, net, decreased 6% in 2010, as compared with 2009. Interest income decreased $3 million due to lower average interest rates during 2010, as compared with 2009.
The Company pays income taxes in the United States and other jurisdictions, as well as other non-income based taxes which are typically included in costs of operations. The Company's consolidated effective income tax rate in 2010 was 38.9% as compared to 40.3% for 2009. The lower consolidated effective income tax rate for 2010, as compared with 2009, is primarily the result of a higher tax benefit received for disqualifying dispositions of incentive stock options for 2010, as compared with 2009. Although a tax benefit related to stock-based compensation expense is recorded for non-qualified stock options at the time the related compensation expense is recognized, the tax benefit received for disqualifying dispositions of incentive stock options cannot be anticipated.
Currency and Other Risk Factors
The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during 2011, 2010 and 2009 was insignificant. The Company had no foreign currency derivatives outstanding at December 31, 2011 and 2010. Net foreign currency gains in 2011, 2010 and 2009 were $2 million, $2 million and $1 million, respectively.
International air and ocean freight forwarding and customs brokerage are intensively competitive and are expected to remain so for the foreseeable future. There are a large number of entities competing in the international logistics industry; however, the Company’s primary competition is confined to a relatively small number of companies within this group. Historically, the industry has experienced consolidations into larger firms striving for stronger and more complete multinational and multi-service networks. However, regional and local brokers and forwarders remain a competitive force.
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
Geographic Coverage
At December 31, 2011, the Company operates in 185 full service offices and 64 satellite offices on six continents. During 2011, the Company opened two full-service offices: 1) Chengdu, People’s Republic of China (formerly a satellite of Chongqing, People’s Republic of China) and 2) Pusan, Korea (formerly a satellite office of Seoul, Korea). The Company opened one satellite office in Kristiansand, Norway (satellite of Oslo, Norway) and closed three satellite offices: 1) Malmoe, Sweden; 2) Tiruppur, India and (3) Detroit-Ambassador Bridge, United States.

|20.

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
Liquidity and Capital Resources
The Company’s principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the year ended December 31, 2011 was $457 million, as compared with $396 million for 2010. This $61 million increase is primarily due to an increase in net earnings and changes in working capital accounts. At December 31, 2011, working capital was $1,491 million, including cash, cash equivalents and short-term investments of $1,295 million. The Company had no long-term debt at December 31, 2011. Management believes that the Company’s current cash position and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
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
Cash used in investing activities for the year ended December 31, 2011 was $80 million, as compared with $42 million for 2010. The largest use of cash in investing activities is cash paid for capital expenditures. The Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. The Company routinely invests in technology, leasehold improvements, equipment, and office furniture. For the year ended December 31, 2011, the Company made capital expenditures of $78 million as compared with $42 million for 2010. This includes normal capital expenditures as noted above and $36 million for real estate development primarily for office and warehouse facilities in London, United Kingdom and in Beijing, China. Total anticipated capital expenditures in 2012 are currently estimated to be $100 million. This includes normal capital expenditures as noted above, plus additional real estate development.
Cash used in financing activities for the year ended December 31, 2011 was $157 million as compared with $209 million in 2010. The Company uses the proceeds from stock option exercises to repurchase the Company’s common stock on the open market. In 2011, the Company continued its policy of repurchasing stock to limit growth in issued and outstanding shares as a result of stock option exercises. The decrease in cash used in financing activities for the year ended December 31, 2011, as compared with the same period in 2010, is primarily due to fewer stock option exercises. During 2011 and 2010, the Company paid dividends of $.50 per share and $.40 per share, respectively.
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
The Company maintains international unsecured bank lines of credit. At December 31, 2011, the international bank lines of credit totaled $15 million. At December 31, 2011, the Company had no amounts outstanding on these lines of credit, but was contingently liable for $104 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

		Amount of commitment expiration per period
In thousands	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Standby letters of credit and guarantees	$103,813	$97,661	$3,744	$352	$2,056

|21.

At December 31, 2011, the Company’s contractual obligations are as follows:

		Payments due by period
In thousands	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Contractual Obligations:
Operating leases	$118,585	$44,971	$50,353	$16,055	$7,206
Unconditional purchase obligations	377,345	377,345	—	—	—
Construction and equipment purchase obligations	15,142	14,138	1,004	—	—
Total contractual cash obligations	$511,072	$436,454	$51,357	$16,055	$7,206
The Company enters into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. The Company only enters into agreements that management believes the Company can fulfill with relative ease. Historically, the Company has met these obligations in the normal course of business. Management believes, in line with historical experience, committed purchase obligations outstanding as of December 31, 2011 will be fulfilled during 2012 in the Company’s ordinary course of business.
The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises. As of December 31, 2011, the Company had repurchased and retired 23,120,426 shares of common stock at an average price of $22.61 per share over the period from 1994 through 2011. During 2011, 1,250,374 shares were repurchased at an average price of $46.54 per share.
The Company has a Discretionary Stock Repurchase Plan under which Management is allowed to repurchase such shares as may be necessary to reduce the issued and outstanding stock to 200,000,000 shares of common stock. As of December 31, 2011, the Company had repurchased and retired 21,156,206 shares of common stock at an average price of $35.15 per share over the period from 2001 through 2011. During 2011, 1,089,201 shares were repurchased at an average price of $49.47 per share. These discretionary repurchases were made to limit the growth in the number of issued and outstanding shares as a result of stock option exercises and the exercise of employee stock purchase rights.
The Company's foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and needs to finance local capital expenditures. In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At December 31, 2011, cash and cash equivalent balances of $579 million were held by the Company’s non-United States subsidiaries, of which $74 million was held in banks in the United States. Earnings of the Company's foreign subsidiaries are not considered to be indefinitely reinvested outside of the United Sates and, accordingly, a deferred tax liability has been accrued for all undistributed earnings, net of foreign related tax credits, that are available to be repatriated.
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
Off-Balance Sheet Arrangements
As of December 31, 2011, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risks in the ordinary course of its business. These risks are primarily related to foreign exchange risk and changes in short-term interest rates. The potential impact of the Company’s exposure to these risks is presented below:
Foreign Exchange Risk
The Company conducts business in many different countries and currencies. The Company’s business often results in revenue billings issued in a country and currency which differs from that where the expenses related to the service are incurred. In the ordinary course of business, the Company creates numerous intercompany transactions and may have receivables, payables and currencies that are not denominated in the local functional currency. This brings foreign exchange risk to the Company’s earnings. The principal foreign exchange risks to which the Company is exposed are in Chinese Yuan, Euro, Mexican Peso and Canadian Dollar.
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the year ended December 31, 2011, would have had the effect of raising operating income approximately $46 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $38 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
As of December 31, 2011, the Company had approximately $1 million of net unsettled intercompany transactions. The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity throughout the year ended December 31, 2011, was insignificant. Net foreign currency gains in 2011, 2010 and 2009 were $2 million, $2 million and $1 million, respectively. The Company had no foreign currency derivatives outstanding at December 31, 2011 and 2010. The Company instead follows a policy of accelerating

|22.

international currency settlements to manage foreign exchange risk relative to intercompany billings. The majority of intercompany billings are resolved within 30 days.
Interest Rate Risk
At December 31, 2011, the Company had cash, cash equivalents and short-term investments of $1,295 million, of which $849 million was invested at various short-term market interest rates. The Company had no short-term borrowings at December 31, 2011. A hypothetical change in the interest rate of 10 basis points at December 31, 2011 would not have a significant impact on the Company’s earnings.
In management’s opinion, there has been no material change in the Company’s interest rate risk exposure between 2011 and 2010.

|23.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following documents are filed on the pages listed below, as part of Part II, Item 8 of this report.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.
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
A system of internal control can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting, as of December 31, 2011, based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2011, which is included on page F-2.
ITEM 9B — OTHER INFORMATION
Not applicable.

|24.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is set forth below or incorporated by reference to information under the caption “Proposal 1 - Election of Directors” and to the information under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance-Director Nomination Process” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 2, 2012. See also Part I - Item 1 - Executive Officers of the Registrant.
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
Code of Ethics and Governance Guidelines
We have adopted a Code of Business Conduct that applies to all Company employees including, of course, our principal executive officer and principal financial and accounting officer. The Code of Business Conduct is posted on our website at http://www.investor.expeditors.com. We will post any amendments to the Code of Business Conduct at that location. In the unlikely event that the Board of Directors approves any sort of waiver to the Code of Business Conduct for our executive officers or directors, information concerning such waiver will also be posted at that location. No waivers have been granted. In addition to posting information regarding amendments and waivers on our website, the same information will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers satisfies applicable NASDAQ listing rules.
Our investor relations website also includes under the heading “Stock Transactions - Stock Trading Plans” information regarding entries into a Rule 10b5-1 trading plan by directors or officers of the Company or by the Company itself. Any new entry into such a trading plan or amendments thereto will be posted at that location.
ITEM  11 — EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to information under the captions “Proposal 1 – Election of Directors” and “Executive Compensation” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 2, 2012.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to information under the captions “Principal Holders of Voting Securities” and “Proposal 1 - Election of Directors” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 2, 2012.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2011, regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Available for Future Issuance, Other Than Securities to be Issued Upon Exercise of All Outstanding Options, Warrants and Rights (3)
Equity Compensation Plans Approved by Security Holders	17,252,229	$38.45	2,848,017
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	17,252,229	$38.45	2,848,017

(1)	Does not include 19,500 restricted stock awards that were not fully vested as of December 31, 2011.

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock awards which have no exercise price.

(3)	Includes 2,740,093 available for issuance under the employee stock purchase plans, 8,522 available for future grants of stock options and 99,402 available for issuance of restricted stock awards.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to information under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 2, 2012.
ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to information under the caption “Relationship with Independent Public Accountants”

|25.

in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 2, 2012.
PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
(a)	1	FINANCIAL STATEMENTS
		Reports of Independent Registered Public Accounting Firm	F-1 and F-2
		Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3
		Consolidated Statements of Earnings for the Years Ended December 31, 2011, 2010 and 2009	F-4
		Consolidated Statements of Equity and Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009	F-5 and F-6
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	F-7
		Notes to Consolidated Financial Statements	F-8 through F-19
	2	FINANCIAL STATEMENT SCHEDULES
Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.
	3	EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)	Form of Employment Agreement executed by the Company’s Chairman and Chief Executive Officer. See Exhibit 10.23.

(2)	Form of Employment Agreement executed by the Company’s President and Chief Operating Officer and certain of the Company’s executive officers. See Exhibit 10.24.

(3)	Form of Employment Agreement executed by the Company’s Chief Financial Officer. See Exhibit 10.25.

(4)	The Company’s Amended 1985 Stock Option Plan. See Exhibit 10.4.

(5)	Form of Stock Option Agreement used in connection with options granted under the Company’s Amended 1985 Stock Option Plan. See Exhibit 10.5.

(6)	The Company’s Amended 1993 Directors’ Non-Qualified Stock Option Plan. See Exhibit 10.39.

(7)	Form of Stock Option Agreement used in connection with options granted under the Company’s 1993 Directors’ Non-Qualified Stock Option Plan. See Exhibit 10.9.

(8)	The Company’s Amended 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.40.

(9)	Form of Stock Option Agreement used in connection with Non-Qualified options granted under the Company’s 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.30.

(10)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.31.

(11)	The Company’s 2008 Executive Incentive Compensation Plan. See Exhibit 10.35.

(12)	The Company’s 2008 Directors’ Restricted Stock Plan. See Exhibit 10.36.

(13)	The Company’s 2002 Employee Stock Purchase Plan. See Exhibit 10.42.

(14)	The Company’s 2005 Stock Option Plan. See Exhibit 10.45.

(15)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2005 Incentive Stock Option Plan. See Exhibit 10.46.

(16)	The Company’s 2006 Stock Option Plan. See Exhibit 10.47.

(17)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2006 Incentive Stock Option Plan. See Exhibit 10.48.

(18)	The Company’s 2007 Stock Option Plan. See Exhibit 10.49.

(19)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2007 Incentive Stock Option Plan. See Exhibit 10.50.

(20)	The Company’s 2008 Stock Option Plan. See Exhibit 10.51.

(21)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2008 Stock Option Plan. See Exhibit 10.52.

(22)	The Company’s 2009 Stock Option Plan. See Exhibit 10.53.

(23)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2009 Stock Option Plan. See Exhibit 10.54.

(24)	The Company’s 2010 Stock Option Plan. See Exhibit 10.55.

(25)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2010 Stock Option Plan. See Exhibit 10.56.

(26)	The Company’s 2011 Stock Option Plan. See Exhibit 10.57.

(27)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2011 Stock Option Plan. See Exhibit 10.58.

(b)	EXHIBITS

|26.

Exhibit Number	Exhibit

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

|27.

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

10.55
The Company's 2010 Stock Option Plan. (Incorporated by reference to Appendix A of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 19, 2010.)

10.56
Form of Stock Option Agreement used in connection with options granted under the Company's 2010 Stock Option Plan. (Incorporated by reference to Appendix B of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 19, 2010.)

10.57
The Company's 2011 Stock Option Plan. (Incorporated by reference to Appendix A of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 18, 2011.)

10.58
Form of Stock Option Agreement used in connection with options granted under the Company's 2011 Stock Option Plan. (Incorporated by reference to Appendix B of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 18, 2011.)

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

|28.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 28, 2012

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

By:	/s/ Bradley S. Powell
Bradley S. Powell
Senior Vice President and Chief Financial Officer

|29.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2012.

Signature	Title

/s/ Peter J. Rose	Chairman of the Board and Chief Executive Officer
(Peter J. Rose)	(Principal Executive Officer) and Director

/s/ R. Jordan Gates	President and Chief Operating Officer and Director
(R. Jordan Gates)

/s/ James Li Kou Wang	President-Asia Pacific and Director
(James Li Kou Wang)

/s/ Bradley S. Powell	Senior Vice President and Chief Financial Officer
(Bradley S. Powell)	(Principal Financial and Accounting Officer)

/s/ Mark A. Emmert	Director
(Mark A. Emmert)

/s/ Dan P. Kourkoumelis	Director
(Dan P. Kourkoumelis)

/s/ Michael J. Malone	Director
(Michael J. Malone)

/s/ John W. Meisenbach	Director
(John W. Meisenbach)

/s/ Robert R. Wright	Director
(Robert R. Wright)

|30.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
COMPRISING ITEM 8
ANNUAL REPORT ON FORM 10-K
TO SECURITIES AND EXCHANGE COMMISSION FOR THE
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Expeditors International of Washington, Inc.:
We have audited the accompanying consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Expeditors International of Washington, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Seattle, Washington
February 28, 2012

|F-1

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Expeditors International of Washington, Inc.:
We have audited Expeditors International of Washington, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Expeditors International of Washington, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Expeditors International of Washington, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011 and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, Washington
February 28, 2012

|F-2

Consolidated Balance Sheets
In thousands except share data

December 31,	2011	2010
Current Assets:
Cash and cash equivalents	$1,294,356	1,084,465
Short-term investments	472	524
Accounts receivable, less allowance for doubtful accounts of $10,381 in 2011 and $14,636 in 2010	934,752	1,003,884
Deferred Federal and state income taxes	10,415	8,706
Other	46,888	42,776
Total current assets	2,286,883	2,140,355
Property and Equipment:
Land	167,037	163,291
Buildings and leasehold improvements	400,487	372,788
Furniture, fixtures, equipment and purchased software	233,447	215,054
Construction in progress	34,316	29,166
Property and equipment, at cost	835,287	780,299
Less accumulated depreciation and amortization	296,481	281,651
Property and equipment, net	538,806	498,648
Goodwill, net	7,927	7,927
Other intangibles, less accumulated amortization of $20,123 in 2011 and $18,921 in 2010	2,630	3,716
Other assets, net	30,581	28,533
Total assets	$2,866,827	2,679,179

Current Liabilities:
Accounts payable	$606,628	652,161
Accrued expenses, primarily salaries and related costs	169,445	177,869
Federal, state, and foreign income taxes	20,072	31,948
Total current liabilities	796,145	861,978
Deferred Federal and state income taxes	60,613	69,047
Commitments and contingencies

Shareholders’ Equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; none issued	—	—
Common stock, par value $.01 per share, authorized 320,000,000 shares;
issued and outstanding 212,003,662 shares at December 31, 2011
and 212,047,774 shares at December 31, 2010	2,120	2,120
Additional paid-in capital	13,260	13,412
Retained earnings	1,991,222	1,717,249
Accumulated other comprehensive (loss) income	(2,964)	8,125
Total shareholders’ equity	2,003,638	1,740,906
Noncontrolling interest	6,431	7,248
Total equity	2,010,069	1,748,154
Total liabilities and equity	$2,866,827	2,679,179
See accompanying notes to consolidated financial statements.

|F-3.

Consolidated Statements of Earnings
In thousands except share data

Years ended December 31,	2011	2010	2009
Revenues:
Airfreight services	$2,893,474	2,821,828	1,831,317
Ocean freight and ocean services	1,878,595	1,955,400	1,297,685
Customs brokerage and other services	1,378,429	1,190,345	963,281
Total revenues	6,150,498	5,967,573	4,092,283
Operating Expenses:
Airfreight consolidation	2,193,122	2,181,598	1,341,842
Ocean freight consolidation	1,443,170	1,569,877	973,462
Customs brokerage and other services	617,729	523,312	394,193
Salaries and related costs	993,358	894,132	774,214
Rent and occupancy costs	84,665	77,209	74,324
Depreciation and amortization	36,776	36,900	40,035
Selling and promotion	38,974	32,055	26,295
Other	124,377	105,260	82,917
Total operating expenses	5,532,171	5,420,343	3,707,282
Operating income	618,327	547,230	385,001
Other Income (Expense):
Interest income	10,235	7,002	10,177
Interest expense	(970)	(576)	(499)
Other, net	10,436	10,412	8,193
Other income, net	19,701	16,838	17,871
Earnings before income taxes	638,028	564,068	402,872
Income tax expense	251,785	219,863	162,475
Net earnings	386,243	344,205	240,397
Less net earnings attributable to the noncontrolling interest	564	33	180
Net earnings attributable to shareholders	$385,679	344,172	240,217
Diluted earnings attributable to shareholders per share	$1.79	1.59	1.11
Basic earnings attributable to shareholders per share	$1.82	1.62	1.13
Weighted average diluted shares outstanding	215,033,580	216,446,656	216,533,240
Weighted average basic shares outstanding	212,117,511	212,283,966	212,112,744
See accompanying notes to consolidated financial statements.

|F-4.

Consolidated Statements of Equity and Comprehensive Income
In thousands except share data
Years ended December 31, 2011, 2010 and 2009

	Common Stock
	Shares	Par Value
Balance at December 31, 2008	211,973,377	$2,120
Exercise of stock options and release of restricted shares	2,068,603	20
Issuance of shares under stock purchase plan	714,799	7
Shares repurchased under provisions of stock repurchase plans	(2,731,285)	(27)
Stock compensation expense	—	—
Tax benefits from stock plans	—	—
Purchase of noncontrolling interest	—	—
Comprehensive income:
Net earnings	—	—
Foreign currency translation adjustments, net of tax of $8,672	—	—
Total comprehensive income	—	—
Dividends paid ($.38 per share)	—	—
Distributions or declaration of dividends to noncontrolling interest	—	—
Balance at December 31, 2009	212,025,494	2,120
Exercise of stock options and release of restricted shares	4,781,971	48
Issuance of shares under stock purchase plan	694,329	7
Shares repurchased under provisions of stock repurchase plans	(5,454,020)	(55)
Stock compensation expense	—	—
Tax benefits from stock plans	—	—
Comprehensive income:
Net earnings	—	—
Foreign currency translation adjustments, net of tax of $4,122	—	—
Total comprehensive income	—	—
Dividends paid ($.40 per share)	—	—
Distributions or declaration of dividends to noncontrolling interest	—	—
Balance at December 31, 2010	212,047,774	2,120
Exercise of stock options and release of restricted shares	1,632,077	16
Issuance of shares under stock purchase plan	663,386	7
Shares repurchased under provisions of stock repurchase plans	(2,339,575)	(23)
Stock compensation expense	—	—
Tax benefits from stock plans	—	—
Comprehensive income:
Net earnings	—	—
Foreign currency translation adjustments, net of tax of $6,471	—	—
Reclassification adjustments for foreign currency realized losses, net of tax of $393	—	—
Total comprehensive income	—	—
Dividends paid ($.50 per share)	—	—
Distributions or declaration of dividends to noncontrolling interest	—	—
Balance at December 31, 2011	212,003,662	2,120

|F-5.

	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2008	7,150	1,372,356	(15,208)	1,366,418	17,498	1,383,916
Exercise of stock options and release of restricted shares	26,393	—	—	26,413	—	26,413
Issuance of shares under stock purchase plan	20,505	—	—	20,512	—	20,512
Shares repurchased under provisions of stock repurchase plans	(84,482)	—	—	(84,509)	—	(84,509)
Stock compensation expense	39,135	—	—	39,135	—	39,135
Tax benefits from stock plans	5,726	—	—	5,726	—	5,726
Purchase of noncontrolling interest	3,838	—	—	3,838	(4,306)	(468)
Comprehensive income:
Net earnings	—	240,217	—	240,217	180	240,397
Foreign currency translation adjustments, net of tax of $8,672	—	—	15,812	15,812	(634)	15,178
Total comprehensive income	—	—	—	256,029	(454)	255,575
Dividends paid ($.38 per share)	—	(80,555)	—	(80,555)	—	(80,555)
Distributions or declaration of dividends to noncontrolling interest	—	—	—	—	(4,398)	(4,398)
Balance at December 31, 2009	18,265	1,532,018	604	1,553,007	8,340	1,561,347
Exercise of stock options and release of restricted shares	79,186	—	—	79,234	—	79,234
Issuance of shares under stock purchase plan	20,543	—	—	20,550	—	20,550
Shares repurchased under provisions of stock repurchase plans	(172,188)	(74,069)	—	(246,312)	—	(246,312)
Stock compensation expense	43,743	—	—	43,743	—	43,743
Tax benefits from stock plans	23,863	—	—	23,863	—	23,863
Comprehensive income:
Net earnings	—	344,172	—	344,172	33	344,205
Foreign currency translation adjustments, net of tax of $4,122	—	—	7,521	7,521	(74)	7,447
Total comprehensive income	—	—	—	351,693	(41)	351,652
Dividends paid ($.40 per share)	—	(84,872)	—	(84,872)	—	(84,872)
Distributions or declaration of dividends to noncontrolling interest	—	—	—	—	(1,051)	(1,051)
Balance at December 31, 2010	13,412	1,717,249	8,125	1,740,906	7,248	1,748,154
Exercise of stock options and release of restricted shares	32,406	—	—	32,422	—	32,422
Issuance of shares under stock purchase plan	24,217	—	—	24,224	—	24,224
Shares repurchased under provisions of stock repurchase plans	(106,353)	(5,695)	—	(112,071)	—	(112,071)
Stock compensation expense	44,278	—	—	44,278	—	44,278
Tax benefits from stock plans	5,300	—	—	5,300	—	5,300
Comprehensive income:
Net earnings	—	385,679	—	385,679	564	386,243
Foreign currency translation adjustments, net of tax of $6,471	—	—	(11,705)	(11,705)	(426)	(12,131)
Reclassification adjustments for foreign currency realized losses, net of tax of $393	—	—	616	616	—	616
Total comprehensive income	—	—	—	374,590	138	374,728
Dividends paid ($.50 per share)	—	(106,011)	—	(106,011)	—	(106,011)
Distributions or declaration of dividends to noncontrolling interest	—	—	—	—	(955)	(955)
Balance at December 31, 2011	13,260	1,991,222	(2,964)	2,003,638	6,431	2,010,069
See accompanying notes to consolidated financial statements.

|F-6.

Consolidated Statements of Cash Flows
In thousands

Years ended December 31,	2011	2010	2009
Operating Activities:
Net earnings	$386,243	344,205	240,397
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	1,327	3,414	804
Deferred income tax (benefit) expense	(4,065)	10,569	(1,609)
Excess tax benefits from stock plans	(5,300)	(23,863)	(5,726)
Stock compensation expense	44,278	43,743	39,135
Depreciation and amortization	36,776	36,900	40,035
Loss (gain) on sale of assets	360	(321)	(42)
Amortization of other intangible assets	1,156	1,413	1,520
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	46,915	(188,823)	(1,077)
(Decrease) increase in accounts payable and accrued expenses	(40,819)	130,138	29,910
(Decrease) increase in income taxes payable, net	(3,237)	39,495	(12,706)
(Increase) decrease in other current assets	(6,503)	(1,352)	159
Net cash provided by operating activities	457,131	395,518	330,800
Investing Activities:
Decrease in short-term investments, net	29	188	26
Purchase of property and equipment	(78,115)	(42,408)	(34,700)
Proceeds from sale of property and equipment	193	360	276
Prepayment on long-term leases, net	(936)	—	(5,049)
Other	(1,510)	(319)	(1,901)
Net cash used in investing activities	(80,339)	(42,179)	(41,348)
Financing Activities:
Proceeds from issuance of common stock	56,646	99,784	46,925
Repurchases of common stock	(112,071)	(246,312)	(84,509)
Excess tax benefits from stock plans	5,300	23,863	5,726
Dividends paid	(106,011)	(84,872)	(80,555)
Distributions to noncontrolling interest	(955)	(1,051)	(1,084)
Purchase of noncontrolling interest	—	—	(3,851)
Net cash used in financing activities	(157,091)	(208,588)	(117,348)
Effect of exchange rate changes on cash and cash equivalents	(9,810)	13,785	12,797
Increase in cash and cash equivalents	209,891	158,536	184,901
Cash and cash equivalents at beginning of year	1,084,465	925,929	741,028
Cash and cash equivalents at end of year	1,294,356	1,084,465	925,929
Interest and Taxes Paid:
Interest	296	110	497
Income taxes	266,621	171,618	158,745
See accompanying notes to consolidated financial statements

|F-7.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.  |  Basis of Presentation
Expeditors International of Washington, Inc. (“the Company”) is a non-asset based provider of global logistics services operating through a worldwide network of offices and exclusive or non-exclusive agents. The Company’s customers include retailing and wholesaling, electronics, and manufacturing companies around the world.
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
C.  |  Short-term Investments
Short-term investments have a maturity date of greater than three months at date of purchase and are designated as available-for-sale. Cost approximates market at December 31, 2011 and 2010.
D.  |  Accounts Receivable
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $10,381, $14,636 and $14,235 as of December 31, 2011, 2010 and 2009, respectively. Additions and write-offs have not been significant in any of these years.
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
For the years ended December 31, 2011 and 2010, the Company performed the required goodwill annual impairment test during the fourth quarter and determined that no impairment had occurred.
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

|F-8.

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
G.  |  Income Taxes
Income taxes are accounted for under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, the tax effect of loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Earnings of the Company's foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States and, accordingly, U.S. Federal and State income taxes have been provided for all undistributed earnings net of related foreign tax credits. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. The Company recognizes interest expense related to unrecognized tax benefits or underpayment of income taxes in interest expense and recognizes penalties in operating expenses.
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
I.  |  Stock Plans
The Company recognizes stock compensation expense based on an estimate of the fair value of awards granted to employees and directors under the Company’s stock option, director restricted stock and employee stock purchase rights plans. This expense, adjusted for expected forfeitures, is recognized on a straight-line basis over the stock awards' vesting periods.
J.  |  Foreign Currency
Foreign currency amounts attributable to foreign operations have been translated into U.S. dollars using year-end exchange rates for assets and liabilities, historical rates for equity, and weighted average rates for revenues and expenses. Translation adjustments resulting from this process are recorded as components of other comprehensive income until complete or substantially complete

|F-9.

liquidation by the Company of its investment in a foreign entity. Currency fluctuations are a normal operating factor in the conduct of the Company’s business and foreign exchange transaction gains and losses are included in revenues and operating expenses. Also, the Company is exposed to foreign currency exchange fluctuations on monetary assets and liabilities denominated in currencies that are not the local functional currency. Foreign exchange gains and losses on such balances are recognized in net earnings as other income. Net foreign currency gains in 2011, 2010 and 2009 were $1,930, $2,026 and $1,418, respectively.
The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure. Accordingly, the Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely. Such hedging activity during 2011, 2010, and 2009 was insignificant. The Company had no foreign currency derivatives outstanding at December 31, 2011 and 2010.
K.  |  Comprehensive Income
Comprehensive income consists of net earnings and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net earnings. For the Company, these consist of foreign currency translation gains and losses, net of related income tax effects and comprehensive income or loss attributable to the noncontrolling interests.
Accumulated other comprehensive income consisted entirely of foreign currency translation adjustments, net of related income tax effects, as of December 31, 2011 and 2010.
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
N.  |  Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-No. 05 “Presentation of Comprehensive Income”, which amends Accounting Standards Codification (ASC) Topic 220 -”Comprehensive Income”. This update is intended to increase the prominence of items reported in other comprehensive income by giving the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company is required to and plans to adopt the provisions of ASU 2011-No. 05, as amended by ASU 2011-No. 12, beginning in the first quarter of 2012. The adoption is only expected to have a presentation impact on the Company's consolidated statements of earnings and consolidated statements of equity and comprehensive income.
In October 2009, the FASB issued ASU 2009-No. 13 “Multiple-Deliverable Revenue Arrangements”, which amends ASC Topic 605 -”Revenue Recognition”. This update provided amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update established a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-No. 13 was effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted the provisions of ASU 2009-No. 13 beginning in the first quarter of 2011. The adoption had no material impact on the Company's consolidated financial condition or results of operations.

NOTE 2.	SHAREHOLDERS’ EQUITY
A.  |  Stock Repurchase Plans
The Company has a Non-Discretionary Stock Repurchase Plan, originally approved by the Board of Directors in November 1993, under which management is authorized to repurchase up to 40,000,000 shares of the Company’s common stock in the open market with the proceeds received from the exercise of employee and director stock options.
In November 2001, under the Company’s Discretionary Stock Repurchase Plan, the Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200,000,000 shares of common stock.
The following table summarizes by repurchase plan the Company’s repurchasing activity:

	Cumulative shares repurchased	Average price per share
Non-Discretionary Plan (1994 through 2011)	23,120,426	$22.61
Discretionary Plan (2001 through 2011)	21,156,206	$35.15

|F-10.

B.  |  Stock Option Plans
At December 31, 2011, the Company has two stock option plans (the “1985 Plan” and the “2011 Plan”) under which the Board of Directors may grant officers and employees options to purchase common stock at prices equal to or greater than market value on the date of grant. On May 4, 2011, the shareholders approved the Company’s 2011 Plan, which made available a total of 3,000,000 shares of the Company’s common stock for purchase upon exercise of options granted under the 2011 Plan. The 1985 Plan provides for non-qualified grants. The 2011 Plan provides for qualified and non-qualified grants. Grants under the 2011 Plan are limited to not more than 100,000 shares per person. No additional shares can be granted under the 2011 Plan after April 30, 2012. Outstanding options generally vest and become exercisable over periods up to five years from the date of grant and expire no more than 10 years from the date of grant.
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
The following table summarizes by plan stock option activity and shares available for granting of options:

	1985 Plan	2008 Plan	2009 Plan	2010 Plan	2011 Plan
Balance at December 31, 2008	6,912	911,585	—	—	—
Options authorized	—	—	3,000,000	—	—
Options granted	—	—	(2,449,200)	—	—
Options not granted	—	(911,585)	—	—	—
Balance at December 31, 2009	6,912	—	550,800	—	—
Options authorized	—	—	—	3,000,000	—
Options granted	—	—	—	(2,634,885)	—
Options not granted	—	—	(550,800)	—	—
Balance at December 31, 2010	6,912	—	—	365,115	—
Options authorized	—	—	—	—	3,000,000
Options granted	—	—	—	—	(2,998,390)
Options not granted	—	—	—	(365,115)	—
Balance at December 31, 2011	6,912	—	—	—	1,610
C.  |  Stock Purchase Plan
In May 2002, the shareholders approved the Company’s 2002 Employee Stock Purchase Plan (“2002 Plan”), which became effective August 1, 2002. The Company’s amended 2002 Plan provides for 9,305,452 shares of the Company’s common stock to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year. The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of (1) 85% of the fair market value of the Company’s stock on the last trading day in July or (2) 85% of the fair market value of the Company’s stock on the first trading day in August of the preceding year. A total of 6,565,359 shares have been issued under the 2002 Plan and $13,419 have been withheld from employees at December 31, 2011 in connection with the plan year ending July 31, 2012.
D.  |  Director Restricted Stock Plan
In May 2008, the shareholders approved the Company’s 2008 Directors’ Restricted Stock Plan (the 2008 Directors’ Plan), which provides for annual awards of restricted stock to non-employee directors and makes 200,000 shares of the Company’s common stock available for grant. The 2008 Directors’ Plan replaced the 1993 Directors’ Non-qualified Stock Option Plan. The plan provides for an annual grant of restricted stock awards with a fair market value equal to $200 to each participant on June 1st of each year. There are 99,402 shares available for grant under the 2008 Directors’ Plan as of December 31, 2011. Each restricted stock award under the 2008 Directors’ Plan vests in equal amounts monthly over one year. Restricted shares entitle the grantees to all shareholder rights once vested, except for cash dividends and transfer rights which are forfeited until the final vesting date of the award. If a non-employee director’s service is terminated, any unvested portion of an award will be forfeited unless the Compensation Committee of the Board of Directors determines otherwise.

|F-11.

E.  |  Stock Option Activity
The following table summarizes information about stock options:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2010	16,293,671	$34.11
Options granted	2,998,390	$52.80
Options exercised	(1,605,342)	$20.20
Options forfeited	(409,163)	$42.59
Options cancelled	(25,327)	$38.76
Outstanding at December 31, 2011	17,252,229	$38.45	5.85	$98,668
Exercisable at December 31, 2011	8,422,318	$32.07	3.48	$89,452
F.  |  Share-Based Compensation Expense
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the years ended December 31,
	2011	2010	2009
Dividend yield	.97 - .98%	1.07 - 1.08%	1.22 - 1.25%
Volatility – stock option plans	38 - 40%	38 - 40%	38 - 39%
Volatility – stock purchase rights plans	26%	29%	59%
Risk-free interest rates	.19 - 2.84%	.29 - 2.86%	.48 - 3.37%
Expected life (years) – stock option plans	5.50 - 7.11	5.44 - 6.90	6.09 - 7.86
Expected life (years) – stock purchase rights plans	1	1	1
Weighted average fair value of stock options granted during the period	$19.35	$14.51	$13.84
Weighted average fair value of stock purchase rights granted during the period	$11.70	$11.16	$12.78
The Company’s expected volatility assumptions are based on the historical volatility of the Company’s stock over a period of time commensurate to the expected life. The expected life assumption is primarily based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the corresponding yield curve in effect at the time of grant for U.S. Treasury bonds having the same term as the expected life of the option, i.e. a ten year bond rate is used for valuing an option with a ten year expected life. The expected dividend yield is based on the Company’s historical experience. The forfeiture assumption used to calculate compensation expense is primarily based on historical pre-vesting employee forfeiture patterns.
The compensation for restricted stock awards is based on the fair market value of the Company’s share of common stock on the date of grant. In 2011, restricted shares totaling 19,500 were granted with a fair value per share of $51.27.
The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was approximately $47 million, $135 million and $38 million, respectively.
As of December 31, 2011, the total unrecognized compensation cost related to unvested stock options, unvested restricted stock awards and stock purchase rights is $92 million and the weighted average period over which that cost is expected to be recognized is 3.2 years.
Total stock compensation expense and the total related tax benefit recognized are as follows:

	For the years ended December 31,
	2011	2010	2009
Stock compensation expense	$44,278	$43,743	$39,135
Recognized tax benefit	$156	$187	$258
Shares issued as a result of stock option exercises, restricted stock awards and employee stock plan purchases are issued as new shares outstanding by the Company’s transfer agent.

|F-12.

NOTE 3.	BASIC AND DILUTED EARNINGS PER SHARE
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders per share.

	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2011
Basic earnings attributable to shareholders	$385,679	212,117,511	$1.82
Effect of dilutive potential common shares	—	2,916,069	—
Diluted earnings attributable to shareholders	$385,679	215,033,580	$1.79
2010
Basic earnings attributable to shareholders	$344,172	212,283,966	$1.62
Effect of dilutive potential common shares	—	4,162,690	—
Diluted earnings attributable to shareholders	$344,172	216,446,656	$1.59
2009
Basic earnings attributable to shareholders	$240,217	212,112,744	$1.13
Effect of dilutive potential common shares	—	4,420,496	—
Diluted earnings attributable to shareholders	$240,217	216,533,240	$1.11
The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

Years ended December 31,	2011	2010	2009
Shares	7,321,670	10,675,403	8,698,730

NOTE 4.	INCOME TAXES
Income tax expense (benefit) includes the following components:

	Federal	State	Foreign	Total
2011
Current	$100,479	20,219	135,152	255,850
Deferred	(4,335)	270	—	(4,065)
	$96,144	20,489	135,152	251,785
2010
Current	$76,745	13,558	118,991	209,294
Deferred	10,197	372	—	10,569
	$86,942	13,930	118,991	219,863
2009
Current	$62,865	10,908	90,311	164,084
Deferred	(1,388)	(221)	—	(1,609)
	$61,477	10,687	90,311	162,475
Income tax expense differs from amounts computed by applying the United States Federal income tax rate of 35% to earnings before income taxes as a result of the following:

	2011	2010	2009
Computed “expected” tax expense	$223,310	197,424	141,005
Increase in income taxes resulting from:
State income taxes, net of Federal income tax benefit	13,318	9,054	6,947
Nondeductible stock compensation expense, net	12,877	10,254	11,586
Other, net	2,280	3,131	2,937
	$251,785	219,863	162,475
The components of earnings before income taxes are as follows:

	2011	2010	2009
United States	$212,308	196,382	117,889
Foreign	425,720	367,686	284,983
	$638,028	564,068	402,872

|F-13.

The tax effects of temporary differences and tax credits that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

Years ended December 31,	2011	2010
Deferred Tax Assets:
Accrued third party charges, deductible for taxes upon economic performance	$9,220	6,503
Provision for doubtful accounts receivable	1,074	1,561
Excess of financial statement over tax depreciation	8,138	8,079
Deductible stock compensation expense, net	4,651	5,450
Foreign currency translation adjustment	1,625	—
Partnership basis difference	1,043	—
Retained liability for cargo claims	192	713
Total gross deferred tax assets	25,943	22,306
Deferred Tax Liabilities:
Unremitted foreign earnings, net of related foreign tax credits	(76,070)	(78,112)
Foreign currency translation adjustment	—	(4,453)
Other	(71)	(82)
Total gross deferred tax liabilities	$(76,141)	(82,647)
Net deferred tax liabilities	$(50,198)	(60,341)
Current deferred tax assets	$(10,415)	(8,706)
Noncurrent deferred tax liabilities	$(60,613)	(69,047)
Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of December 31, 2011 and 2010.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2008. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years prior to 2001. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the years ended December 31, 2011, 2010 and 2009.

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

	December 31, 2011		December 31, 2010
	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents:
Cash and overnight deposits	$445,586	$445,586	$443,716	$443,716
Corporate commercial paper	791,729	791,902	571,260	571,373
Time deposits	57,041	57,041	69,489	69,489
Total cash and cash equivalents	1,294,356	1,294,529	1,084,465	1,084,578
Short-term investments:
Time deposits	472	472	524	524
Total	$1,294,828	$1,295,001	$1,084,989	$1,085,102
The fair value of corporate commercial paper is based on the use of market interest rates for identical or similar assets.

NOTE 6.	CREDIT ARRANGEMENTS
Certain of the Company’s foreign subsidiaries maintain bank lines of credit for short-term working capital purposes. These credit lines are supported by standby letters of credit issued by a United States bank, or guarantees issued by the Company to the foreign banks issuing the credit line. Amounts available for borrowing under lines of credit totaled $15,128 and $21,857 at December 31, 2011 and 2010, respectively. At December 31, 2011, the Company had no amounts outstanding under these lines and was contingently liable for approximately $103,813 under outstanding standby letters of credit and guarantees. At December 31, 2011, the Company was in compliance with all restrictive covenants of these credit lines and the associated credit facilities.
The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities

|F-14.

responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

NOTE 7.	COMMITMENTS
A.  |  Leases
The Company occupies office and warehouse facilities under terms of operating leases expiring up to 2021. The Company also has two long term operating lease arrangements to use land, for which the usage rights were entirely prepaid in 2009 and 2007. Usage rights for those arrangements are recognized in rent expense over the lease terms up to 2057. Total rent expense for all operating leases in 2011, 2010 and 2009 was $58,978, $54,024 and $52,581, respectively.
At December 31, 2011, future minimum annual lease payments under all noncancelable leases are as follows:

2012	$44,971
2013	31,917
2014	18,436
2015	9,450
2016	6,605
Thereafter	7,206
$118,585
B.  |  Unconditional Purchase Obligations
The Company enters into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. The Company only enters into agreements that management believes the Company can fulfill with relative ease. Historically, the Company has met these obligations in the normal course of business. Management believes, in line with historical experience, committed purchase obligations outstanding as of December 31, 2011 of $377,345, will be fulfilled during 2012 in the Company’s ordinary course of business.
C.  |  Employee Benefits
The Company has employee savings plans under which the Company provides a discretionary matching contribution. In 2011, 2010 and 2009, the Company’s contributions under the plans were $6,312, $6,127, and $6,100, respectively.

NOTE 8.	CONTINGENCIES
On October 10, 2007, the U. S. Department of Justice (DOJ) issued a subpoena ordering the Company to produce certain information and records relating to an investigation of alleged anti-competitive behavior amongst air cargo freight forwarders. As part of this process, the Company has met with and continues to co-operate with the DOJ. The Company may incur additional costs during the course of this ongoing investigation, which could include fines and/or penalties if the DOJ concludes that the Company has engaged in anti-competitive behavior and such fines and/or penalties could have a material impact on the Company's results of operations and operating cash flows for any particular quarter or year. At this time the Company is unable to estimate the range of reasonably possible fines and/or penalties, if any, that might result from this investigation.
On January 3, 2008, the Company was named as a defendant, with seven other European and North American-based global logistics providers, in a Federal antitrust class action lawsuit filed in the United States District Court of the Eastern District of New York, Precision Associates, Inc. et al v. Panalpina World Transport, No. 08-CV0042. On July 21, 2009, the plaintiffs filed an amended complaint adding a number of new third party defendants and various claims which they assert to violate the Sherman Act. The plaintiffs' amended complaint, which purports to be brought on behalf of a class of customers (and has not yet been certified), asserts claims that the defendants engaged in price fixing regarding eight discrete surcharges in violation of the Sherman Act. The allegations concerning the Company relate to two of these surcharges. The amended complaint seeks unspecified damages and injunctive relief. The Company believes that these allegations are without merit and intends to vigorously defend itself against these allegations. On August 13, 2009, the Company filed a motion to dismiss the amended complaint for failure to state a claim. Plaintiffs filed their opposition to the Company's motion on January 30, 2010. On January 4, 2011, the Magistrate Judge issued a Report and Recommendation to dismiss the claims against the Company and others, but allowed the plaintiffs' the opportunity to further amend the complaint. The Report and Recommendation is now pending before the Court for resolution. On February 28, 2012, the Company entered into an agreement, which is subject to preliminary approval by the Court, notice to the putative class and final approval, with the plaintiffs individually and on behalf of a class of direct purchasers of freight forwarding services, to resolve this lawsuit. The Company has not made, and continues to make no admission of liability by entering into this agreement. The agreement, if approved by the Court, will dismiss all allegations that the Company violated the Sherman Act. Under the terms of the agreement, the Company will be dismissed from this lawsuit. In exchange for being dismissed from this lawsuit, the Company has agreed to assign to the plaintiffs 70% of the proceeds (Air Cargo proceeds) it may receive as one of the members in a separate class action litigation brought against many of the largest international air cargo carriers. The agreement provides for no other sources of consideration from the Company. Based on the terms of the agreement, and the Company's previously publicly-expressed intent not to profit and thereby effectively distribute any Air Cargo proceeds it may receive, management does not expect there to be any material impact on the Company's consolidated financial statements. Management believes that the amounts assigned to the plaintiffs and the class it seeks to represent, which includes the Company's customers, net of attorneys' fees and other administrative costs allowed by the Court, will be allocated by the Court to members of this class action lawsuit in an equitable manner consistent with their participation in the international airfreight markets over the relevant time periods.

|F-15.

On June 18, 2008, the European Commission (EC) issued a request for information to the Company's UK subsidiary, Expeditors International (UK) Ltd., requesting certain information relating to an ongoing investigation of freight forwarders. The Company replied to the request. On February 18, 2009, the EC issued another request for information to the same subsidiary requesting certain additional information in connection with the EC's ongoing investigation of freight forwarders. The Company replied to the request. On February 10, 2010, the Company and its Hong Kong subsidiary, Expeditors Hong Kong Limited, received a Statement of Objections (SO) from the EC. The SO initiates a proceeding against the Company alleging anti-competitive behavior contrary to European Union rules on competition. Specific to the Company, the allegations in the SO are limited to the period from August 2005 to June 2006 and only concern airfreight trade lanes between South China/Hong Kong and the European Economic Area. The Company filed a response to the allegations in the SO on April 12, 2010 and participated in an oral hearing on July 6, 2010. On January 20, 2011, the EC issued another request for information to the Company and its Hong Kong subsidiary requesting certain additional information in connection with its on-going investigation of freight forwarders. The Company replied to the request. On October 25, 2011, the Company and its Hong Kong subsidiary received a standard letter from the EC regarding its ongoing investigation of freight forwarders. The letter (i) invited comment on the EC's January 20, 2011 request for information and (ii) indicated potential revenue data it may take into account for the calculation of any fine it may impose. The Company replied to the letter. On February 24, 2012, the Company received notice from the EC that it plans to hold additional meetings, known as State of Play meetings, related to its on-going investigation of freight forwarders on or about March 15, 2012. The Company expects to participate in the meetings to continue its vigorous defense against the allegations. The Company expects to incur ongoing attorneys' fees and other defense costs during the course of this ongoing proceeding. Administrative fines, if the EC concludes that the Company has engaged in anti-competitive behavior, could have a material impact on the Company's results of operations and operating cash flows for any particular quarter or year. The Company continues to vigorously defend itself against the allegations, and at this time, the Company has no way of predicting the ultimate outcome of this proceeding. Further, the Company is unable to estimate the range of a reasonably possible fine, if any, that might result from this proceeding.
On August 17, 2010, the Company and its Brazilian subsidiary, Expeditors Internacional do Brasil Ltda received an Administrative Proceeding (AP) from the Brazilian Ministry of Justice (MOJ). The AP initiates a proceeding against the Company and one of its employees, alleging possible anti-competitive behavior. The Company intends to vigorously defend itself against the allegations. The Company expects to incur additional costs during the course of this proceeding, which could include administrative fines if the MOJ concludes that the Company has engaged in anti-competitive behavior. Based on recent changes in Brazilian anti-competition laws that reduce the maximum amount of fines that can be assessed, and further investigation of this matter, management believes that such fines, if any, will not have a material impact on the Company's results of operations and operating cash flows for any particular quarter or year.
No amounts have been accrued for any of the contingencies described above. Legal and associated costs incurred by the Company on the above matters were not significant for the years ended December 31, 2011, 2010 and 2009, respectively. These government investigations and the related litigation matters are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include substantial monetary damages and, in matters in which injunctive relief or other conduct remedies are sought, an injunction or other order relating to business conduct. Were unfavorable final outcomes to occur, the Company's results of operations and operating cash flows for the particular quarter or year could be materially harmed.
The Company is involved in other claims and lawsuits which arise in the ordinary course of business, none of which currently, in management's opinion, will have a significant effect on the Company's operations or financial position.

|F-16.

NOTE 9.	BUSINESS SEGMENT INFORMATION
Financial information regarding 2011, 2010 and 2009 operations by the Company’s designated geographic areas are as follows:

	United States	Other North America
2011
Revenues from unaffiliated customers	$1,540,477	189,843
Transfers between geographic areas	101,738	11,095
Total revenues	$1,642,215	200,938
Net revenues	$732,299	90,432
Operating income	$210,702	29,209
Identifiable assets at year end	$1,521,657	86,020
Capital expenditures	$23,219	1,122
Depreciation and amortization	$20,037	1,038
Equity	$1,285,812	49,571
2010
Revenues from unaffiliated customers	$1,348,259	163,750
Transfers between geographic areas	99,547	10,836
Total revenues	$1,447,806	174,586
Net revenues	$666,669	77,079
Operating income	$198,393	23,521
Identifiable assets at year end	$1,343,098	95,298
Capital expenditures	$18,128	574
Depreciation and amortization	$20,125	1,344
Equity	$1,089,053	46,601
2009
Revenues from unaffiliated customers	$982,103	129,272
Transfers between geographic areas	75,964	7,344
Total revenues	$1,058,067	136,616
Net revenues	$547,879	65,331
Operating income	$117,908	20,253
Identifiable assets at year end	$1,188,111	82,166
Capital expenditures	$24,908	724
Depreciation and amortization	$21,010	1,391
Equity	$965,620	40,421

|F-17.

	Latin America	Asia Pacific	Europe and Africa	Middle East and India	Eliminations	Consolidated
2011
Revenues from unaffiliated customers	82,312	3,144,641	891,185	302,040	—	6,150,498
Transfers between geographic areas	21,222	40,012	43,359	17,897	(235,323)	—
Total revenues	103,534	3,184,653	934,544	319,937	(235,323)	6,150,498
Net revenues	59,968	605,151	307,471	101,156	—	1,896,477
Operating income	19,151	258,952	72,248	28,065	—	618,327
Identifiable assets at year end	48,221	667,171	401,518	141,379	861	2,866,827
Capital expenditures	628	25,295	25,856	1,995	—	78,115
Depreciation and amortization	999	7,243	5,414	2,045	—	36,776
Equity	27,346	448,613	145,998	85,605	(32,876)	2,010,069
2010
Revenues from unaffiliated customers	74,327	3,349,960	729,022	302,255	—	5,967,573
Transfers between geographic areas	16,932	32,837	40,778	16,184	(217,114)	—
Total revenues	91,259	3,382,797	769,800	318,439	(217,114)	5,967,573
Net revenues	50,937	543,869	264,663	89,569	—	1,692,786
Operating income	15,985	222,944	63,115	23,272	—	547,230
Identifiable assets at year end	51,326	612,085	432,019	144,043	1,310	2,679,179
Capital expenditures	1,320	5,743	14,383	2,260	—	42,408
Depreciation and amortization	880	7,511	4,661	2,379	—	36,900
Equity	27,462	371,610	160,428	84,456	(31,456)	1,748,154
2009
Revenues from unaffiliated customers	64,060	2,101,323	582,759	232,766	—	4,092,283
Transfers between geographic areas	13,520	26,771	27,699	14,602	(165,900)	—
Total revenues	77,580	2,128,094	610,458	247,368	(165,900)	4,092,283
Net revenues	44,182	413,627	229,432	82,335	—	1,382,786
Operating income	12,538	167,299	43,953	23,050	—	385,001
Identifiable assets at year end	42,478	493,338	387,494	128,690	1,445	2,323,722
Capital expenditures	688	2,772	3,407	2,201	—	34,700
Depreciation and amortization	1,087	8,106	5,968	2,473	—	40,035
Equity	17,809	341,991	148,592	77,566	(30,652)	1,561,347

Other than the United States, only the People’s Republic of China, including Hong Kong, represented more than 10% of the Company’s total revenue, net revenue, total identifiable assets or equity in any period presented as noted in the table below.

	2011	2010	2009
Total revenues	34%	37%	34%
Net revenues	19%	19%	17%
Identifiable assets at year end	14%	13%	13%
Equity	13%	10%	10%

|F-18.

NOTE 10.	QUARTERLY RESULTS (UNAUDITED)

	1st	2nd	3rd	4th
2011
Revenues	$1,460,848	1,581,368	1,606,368	1,501,914
Net revenues	453,915	472,561	493,846	476,155
Net earnings	91,207	95,020	106,876	93,140
Net earnings attributable to shareholders	91,232	95,000	106,604	92,843
Diluted earnings attributable to shareholders per share	.42	.44	.50	.43
Basic earnings attributable to shareholders per share	.43	.45	.50	.44
2010
Revenues	$1,201,109	1,516,770	1,667,559	1,582,135
Net revenues	361,823	418,858	458,743	453,362
Net earnings	61,310	90,409	96,038	96,448
Net earnings attributable to shareholders	61,247	90,318	96,105	96,502
Diluted earnings attributable to shareholders per share	.28	.42	.44	.45
Basic earnings attributable to shareholders per share	.29	.43	.45	.45
Net revenues are determined by deducting transportation expenses from total revenues. The sum of quarterly per share data may not equal the per share total reported for the year.

|F-19.

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

ANNUAL REPORT
ON
FORM 10-K
FOR FISCAL YEAR ENDED
December 31, 2011

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
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