Form 10-Q
period 2012-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2012-05-07
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
At May 2, 2012, the number of shares outstanding of the issuer’s Common Stock was 212,405,452.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2012	December 31, 2011
Current Assets:
Cash and cash equivalents	$1,412,915	$1,294,356
Short-term investments	16,277	472
Accounts receivable, less allowance for doubtful accounts of $9,805 at March 31, 2012 and $10,381 at December 31, 2011	934,866	934,752
Deferred Federal and state income taxes	9,754	10,415
Other	36,386	46,888
Total current assets	2,410,198	2,286,883
Property and equipment, less accumulated depreciation and amortization of $306,524 at March 31, 2012 and $296,481 at December 31, 2011	550,323	538,806
Goodwill and other intangibles, net	10,215	10,557
Other assets, net	30,487	30,581
Total assets	$3,001,223	$2,866,827
Current Liabilities:
Accounts payable	629,503	606,628
Accrued expenses, primarily salaries and related costs	170,535	169,445
Federal, state and foreign income taxes	28,219	20,072
Total current liabilities	828,257	796,145
Deferred Federal and state income taxes	70,932	60,613

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $.01 per share. Issued and outstanding 212,275,083 shares at March 31, 2012 and 212,003,662 shares at December 31, 2011	2,123	2,120
Additional paid-in capital	18,338	13,260
Retained earnings	2,067,929	1,991,222
Accumulated other comprehensive income (loss)	7,064	(2,964)
Total shareholders’ equity	2,095,454	2,003,638
Noncontrolling interest	6,580	6,431
Total equity	2,102,034	2,010,069
Total liabilities and equity	$3,001,223	$2,866,827
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In thousands, except share data)
(Unaudited)

	Three months ended
	March 31,
	2012	2011
Revenues:
Airfreight services	$638,912	$700,923
Ocean freight and ocean services	434,336	440,141
Customs brokerage and other services	338,122	319,784
Total revenues	1,411,370	1,460,848
Operating Expenses:
Airfreight consolidation	481,043	524,636
Ocean freight consolidation	331,954	339,549
Customs brokerage and other services	151,802	142,748
Salaries and related costs	246,132	237,815
Rent and occupancy costs	21,176	21,381
Depreciation and amortization	9,545	9,174
Selling and promotion	8,663	9,163
Other	35,784	29,152
Total operating expenses	1,286,099	1,313,618
Operating income	125,271	147,230
Other Income (Expense):
Interest income	3,360	2,320
Interest expense	(620)	(214)
Other, net	1,097	1,117
Other income, net	3,837	3,223
Earnings before income taxes	129,108	150,453
Income tax expense	52,386	59,246
Net earnings	76,722	91,207
Less net earnings (losses) attributable to the noncontrolling interest	15	(25)
Net earnings attributable to shareholders	$76,707	$91,232
Diluted earnings attributable to shareholders per share	$.36	$.42
Basic earnings attributable to shareholders per share	$.36	$.43
Weighted average diluted shares outstanding	214,199,510	215,863,386
Weighted average basic shares outstanding	212,097,662	212,088,860
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except share data)
(Unaudited)

	Three months ended
	March 31,
	2012	2011
Net earnings	$76,722	$91,207
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax of $5,499 and $4,841 for the three months ended March 31, 2012 and 2011	10,162	8,821
Other comprehensive income	10,162	8,821
Comprehensive income	86,884	100,028
Less comprehensive income (loss) attributable to the noncontrolling interest	149	(37)
Comprehensive income attributable to shareholders	$86,735	$100,065

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2012	2011
Operating Activities:
Net earnings	$76,722	$91,207
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for losses on accounts receivable	(467)	1,853
Deferred income tax expense (benefit)	5,481	(1,936)
Excess tax benefits from stock plans	(3,426)	(2,246)
Stock compensation expense	10,600	10,472
Depreciation and amortization	9,545	9,174
Gain on sale of assets	(65)	(30)
Other	282	307
Changes in operating assets and liabilities:
Decrease in accounts receivable	12,968	6,683
Decrease (increase) in other current assets	1,924	(1,415)
Increase in accounts payable and accrued expenses	13,559	30,187
Increase in income taxes payable, net	20,274	33,577
Net cash provided by operating activities	147,397	177,833
Investing Activities:
Increase in short-term investments, net	(15,780)	(89)
Purchase of property and equipment	(17,088)	(21,125)
Proceeds from sale of property and equipment	112	43
Other	358	(1,442)
Net cash used in investing activities	(32,398)	(22,613)
Financing Activities:
Proceeds from issuance of common stock	12,920	7,804
Repurchases of common stock	(21,865)	(19,584)
Excess tax benefits from stock plans	3,426	2,246
Net cash used in financing activities	(5,519)	(9,534)
Effect of exchange rate changes on cash and cash equivalents	9,079	8,320
Increase in cash and cash equivalents	118,559	154,006
Cash and cash equivalents at beginning of period	1,294,356	1,084,465
Cash and cash equivalents at end of period	$1,412,915	$1,238,471
Interest and Taxes Paid:
Interest	$187	$4
Income taxes	26,512	26,276
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
The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on February 28, 2012. Certain 2011 amounts have been reclassified to conform with the 2012 presentation. All dollar amounts in the notes are presented in thousands except for share data. All significant intercompany accounts and transactions have been eliminated in consolidation.

B.	Accounts Receivable
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $9,805 as of March 31, 2012 and $10,381 as of December 31, 2011. Additions and write-offs have not been significant in the periods presented.

C.	Use of Estimates
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

D.	Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-No. 05 “Presentation of Comprehensive Income”, which amends Accounting Standards Codification (ASC) Topic 220 -“Comprehensive Income”. This update is intended to increase the prominence of items reported in other comprehensive income by giving the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the provisions of ASU 2011-No. 05, as amended by ASU 2011-No. 12, beginning in the first quarter of 2012. Accordingly, condensed consolidated statements of comprehensive income were included consecutive to the condensed consolidated statements of earnings. The adoption only had a presentation impact on the Company's consolidated financial statements.
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
The Company's annual grant of option awards generally takes place during the second quarter of each fiscal year and no grants were made in the quarters ended March 31, 2012 and 2011. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and none were issued in the quarters ended March 31, 2012 and 2011.

Total stock compensation expense and the total related tax benefit recognized are as follows:

	Three months ended
	March 31,
	2012	2011
Stock compensation expense	$10,600	$10,472
Recognized tax benefit	$39	$38

Note 3. Basic and Diluted Earnings per Share
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders per share:

	Three months ended
	March 31,
(Amounts in thousands, except share and per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2012
Basic earnings attributable to shareholders	$76,707	212,097,662	$.36
Effect of dilutive potential common shares	—	2,101,848	—
Diluted earnings attributable to shareholders	$76,707	214,199,510	$.36
2011
Basic earnings attributable to shareholders	$91,232	212,088,860	$.43
Effect of dilutive potential common shares	—	3,774,526	—
Diluted earnings attributable to shareholders	$91,232	215,863,386	$.42

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended
	March 31,
	2012	2011
Shares	7,359,424	4,564,830

Note 4. Components of Equity
The components of equity for the three months ended 2012 and 2011 are as follows:

	Shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2011	$2,003,638	6,431	2,010,069
Exercise of stock options	12,920	—	12,920
Shares repurchased under provisions of stock repurchase plans	(21,865)	—	(21,865)
Stock compensation expense	10,600	—	10,600
Tax benefits from stock plans	3,426	—	3,426
Net earnings	76,707	15	76,722
Other comprehensive income	10,028	134	10,162
Balance at March 31, 2012	$2,095,454	6,580	2,102,034

Balance at December 31, 2010	$1,740,906	7,248	1,748,154
Exercise of stock options	7,804	—	7,804
Shares repurchased under provisions of stock repurchase plans	(19,584)	—	(19,584)
Stock compensation expense	10,472	—	10,472
Tax benefits from stock plans	2,246	—	2,246
Net earnings	91,232	(25)	91,207
Other comprehensive income (loss)	8,833	(12)	8,821
Balance at March 31, 2011	$1,841,909	7,211	1,849,120
Subsequent to the end of the quarter, on May 2, 2012, the Board of Directors declared a semi-annual cash dividend of $0.28 per share payable on June 15, 2012 to shareholders of record as of June 1, 2012.
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

	March 31, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$444,914	$444,914	$445,586	$445,586
Corporate commercial paper	853,302	853,734	791,729	791,902
Time deposits	114,699	114,699	57,041	57,041
Total cash and cash equivalents	1,412,915	1,413,347	1,294,356	1,294,529
Short-Term Investments:
Time deposits	16,277	16,277	472	472
Total	$1,429,192	$1,429,624	$1,294,828	$1,295,001
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
On April 19, 2012, the Company received a federal grand jury subpoena from the DOJ requiring the production of documents related to the export or re-export by unaffiliated third-parties to end users in a US-embargoed country of products and/or services produced by a U.S. manufacturer. In a related matter, the Company is also responding to an administrative subpoena from the Commerce Department's Bureau of Industry and Security (BIS) requiring the production of documents pertaining to the export or re-export of US-origin goods to the same embargoed country. The Company is co-operating with the DOJ and BIS. If it is determined that the Company or one of its subsidiaries, directly or indirectly, facilitated the export or re-export of these specified products and/or services, the Company may incur fines and/or penalties which could have a material impact on the Company's results of operations and cash flows for any particular quarter or year.
On February 10, 2010, the Company and its Hong Kong subsidiary, Expeditors Hong Kong Limited, received a Statement of Objections (SO) from the European Commission (EC). The SO initiated a proceeding against the Company alleging anti-competitive behavior contrary to European Union rules on competition. Specific to the Company, the allegations in the SO are limited to Peak Season Surcharge (PSS) for the period from August 2005 to June 2006 and only concern airfreight trade lanes between South China/Hong Kong and the European Economic Area. On March 28, 2012, the EC concluded that the Company engaged in anti-competitive behavior and fined the Company €4.14 million ($5.5 million). This fine was recorded in March 2012 and is included in other operating expenses.
Government investigations are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include substantial monetary damages and, in matters in which injunctive relief or other conduct remedies are sought, an injunction or other order relating to business conduct. Were unfavorable final outcomes to occur, the Company's results of operations and cash flows for the particular quarter or year could be materially harmed.
The Company is involved in other claims and lawsuits which arise in the ordinary course of business, none of which currently, in management's opinion, are expected to have a significant effect on the Company's operations or financial position. As of March 31, 2012, the amounts accrued for these claims and lawsuits, and the other legal matters described above, are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible loss, if any, beyond the amounts recorded, that might result from the resolution of these matters.
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

Financial information regarding the Company’s operations by geographic area are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	ASIA PACIFIC	EUROPE and AFRICA	MIDDLE EAST and INDIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended March 31, 2012:
Revenues from unaffiliated customers	$377,302	49,954	19,269	688,070	206,271	70,504	—	1,411,370
Transfers between geographic areas	22,208	2,465	5,079	10,972	9,467	4,651	(54,842)	—
Total revenues	$399,510	52,419	24,348	699,042	215,738	75,155	(54,842)	1,411,370
Net revenues	$181,475	22,242	14,835	131,814	71,533	24,672	—	446,571
Operating income	$45,525	6,369	4,762	47,238	14,247	7,130	—	125,271
Identifiable assets at quarter end	$1,590,900	96,312	52,214	708,528	404,839	149,416	(986)	3,001,223
Capital expenditures	$9,759	176	255	5,287	942	669	—	17,088
Depreciation and amortization	$5,622	187	217	1,624	1,404	491	—	9,545
Equity	$1,315,321	56,341	31,060	471,498	164,165	93,282	(29,633)	2,102,034
Three months ended March 31, 2011:
Revenues from unaffiliated customers	$377,106	43,846	20,332	728,130	213,612	77,822	—	1,460,848
Transfers between geographic areas	23,965	2,682	5,621	9,183	10,707	4,209	(56,367)	—
Total revenues	$401,071	46,528	25,953	737,313	224,319	82,031	(56,367)	1,460,848
Net revenues	$177,934	20,701	15,103	141,487	73,926	24,764	—	453,915
Operating income	$53,734	5,789	4,763	59,438	17,707	5,799	—	147,230
Identifiable assets at quarter end	$1,427,414	86,371	57,960	659,352	452,675	153,236	(276)	2,836,732
Capital expenditures	$4,030	160	156	4,712	11,706	361	—	21,125
Depreciation and amortization	$4,985	303	269	1,969	1,110	538	—	9,174
Equity	$1,124,913	47,793	30,981	407,053	181,245	89,422	(32,287)	1,849,120

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS
Certain portions of this report on Form 10-Q including the sections entitled “Executive Summary,” “Critical Accounting Estimates,” “Results of Operations,” “Currency and Other Risk Factors” and “Liquidity and Capital Resources” contain forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, and other characterizations of future events or circumstances are forward-looking statements. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. In addition to risk factors identified elsewhere in this report, attention should be given to the factors identified and discussed in the report on Form 10-K filed on February 28, 2012.
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
International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, and laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to current tariffs and trade restrictions and accords. The Company cannot predict which, if any, of these proposals may be adopted, nor can the Company predict the effects the adoption of any such proposal will have on the Company’s business. Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies concerning international trade, the Company’s business may also be affected by political developments and changes in government personnel or policies, as well as economic turbulence, political unrest or security concerns in the nations in which it does business and the future impact that these events may have on international trade and oil prices. The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. Consistent with slowing global economic conditions and concerns over higher fuel costs, rising costs in general, political unrest and volatile currency exchange rates, the Company’s pricing and terms continue to be pressured by customers and service providers. The Company experienced a decline in airfreight net revenue and tonnage in the first quarter of 2012, as compared to the same quarter in 2011. Ocean freight consolidation net revenue declined as well due to lower net revenue per container, as compared to the same quarter in 2011. Absent of any meaningful change in economic conditions, the Company expects similar trends to continue in the near term.
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
Any failure to perpetuate this unique culture on a self-sustained basis throughout the Company provides a greater threat to the Company’s continued success than any external force, which would be largely beyond our control. Consequently, management spends the majority of its time focused on creating an environment where employees can learn and develop while also improving systems and taking preventative action to reduce exposure to negative events and risks. The Company strongly believes that it is nearly impossible to predict events that, in the aggregate, could have a positive or a negative impact on future operations. As a result our focus is on building and maintaining a global corporate culture of well-trained employees and managers that are prepared to identify and react to subtle changes as they develop and thereby help the Company adapt and thrive as major trends emerge.
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
The outcomes of government investigations, legal proceedings and claims brought against the Company are subject to significant uncertainty. An estimated loss from a contingency such as a government investigation, legal proceeding or claim is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a loss contingency is required if there is at least a reasonable possibility that a significant loss has been incurred. In determining whether a loss should be accrued, management evaluates several factors, including advice from outside counsel, in order to estimate the degree of probability of an unfavorable outcome and make a reasonable estimate of the amount of loss or range of reasonably possible loss. Changes in these factors could have a material impact on the Company’s results of operations and operating cash flows for any particular quarter or year.
As described in Note 2 in the condensed consolidated financial statements in this quarterly report, the Company accounts for share-based compensation based on an estimate of the fair value of options granted to employees under the Company’s stock option and stock purchase rights plans. This expense, as adjusted for expected forfeitures, is recorded on a straight-line basis over the option vesting period.
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
For the three-month periods ended March 31, 2012 and 2011, no options were granted by the Company.
Results of Operations
The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three-month periods ended March 31, 2012 and 2011, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended March 31,
	2012		2011
	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)
Net Revenues:
Airfreight services	$157,869	35%	$176,287	39%
Ocean freight and ocean services	102,382	23	100,592	22
Customs brokerage and other services	186,320	42	177,036	39
Net revenues	446,571	100	453,915	100
Overhead Expenses:
Salaries and related costs	246,132	55	237,815	52
Other	75,168	17	68,870	15
Total overhead expenses	321,300	72	306,685	67
Operating income	125,271	28	147,230	33
Other income, net	3,837	1	3,223	—
Earnings before income taxes	129,108	29	150,453	33
Income tax expense	52,386	12	59,246	13
Net earnings	76,722	17	91,207	20
Less: net earnings (losses) attributable to noncontrolling interest	15	—	(25)	—
Net earnings attributable to shareholders	$76,707	17%	$91,232	20%
Airfreight services net revenues decreased 10% for the three-month period ended March 31, 2012, as compared with the same period for 2011. The decrease in global airfreight services net revenues was primarily due to a 9% decrease in airfreight tonnage. North America, Asia Pacific and Europe airfreight services net revenues decreased 11%, 12% and 9%, respectively, in the first quarter of 2012 as compared with the same period in 2011, while airfreight export tonnage for North America, Asia Pacific and Europe decreased 16%, 3% and 4%, respectively. The decline in airfreight tonnage can be attributed to two major factors: (1) an overall decrease in the global airfreight market; and (2) a lower level of project related tonnage than experienced during the first quarter of 2011. Absent of any meaningful change in economic conditions, the Company expects similar trends to continue in the near term.
Ocean freight and ocean services net revenues increased 2% for the three-month period ended March 31, 2012, as compared with the same period for 2011. North America ocean freight net revenues increased 4% while Asia Pacific decreased 2% and Europe remained constant for the first quarter of 2012, as compared with the same period in 2011.
Ocean freight net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The largest component of the Company’s ocean freight net revenue is derived from ocean freight consolidation which represented 48% and 51% of ocean freight net revenue for the three-month periods ended March 31, 2012 and 2011, respectively.
Ocean freight consolidation net revenue decreased 6% for the three-month period ended March 31, 2012, as compared with the same period for 2011, due to a 7% decrease in net revenue per container offset by a 1% increase in container volume as measured in terms of forty-foot container equivalent units (FEUs). The decrease in net revenue per container was primarily due to an increase in the overall buy rate during the latter part of the quarter. Similar trends are expected to continue in the near term as carriers implement price increases and manage overall available capacity.
Direct ocean freight forwarding and order management, which are primarily fee-based, increased 12% and 6%, respectively, for the first quarter of 2012, as compared with the same period in 2011, primarily due to an increase in market share and volume.
Customs brokerage and other services net revenues increased 5% for the three-month period ended March 31, 2012, as compared with the same period for 2011, primarily as a result of an increase in market share and volume related to domestic time definite services. Customers continue to seek out customs brokers with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.
Salaries and related costs increased 4% during the three-month period ended March 31, 2012, as compared with the same period in 2011, primarily as a result of a 5% increase in the number of employees and higher payroll related taxes and medical benefits.
The effects of including stock-based compensation expense in salaries and related costs are as follows:

	Three months ended March 31,
	2012	2011
Salaries and related costs	$246,132	$237,815
As a % of net revenue	55.1%	52.4%
Stock compensation expense	$10,600	$10,472
As a % of salaries and related costs	4.3%	4.4%
As a % of net revenue	2.4%	2.3%
Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation will occur in proportion to changes in Company profits, creating a direct alignment between corporate performance and shareholder interests. However, the results in the first quarter of 2012 were not consistent with this historical relationship primarily due to a higher number of employees and lower net revenue. Bonuses to field and executive management were down 10% and 15%, respectively, as compared with the same period for 2011, primarily as a result of a 15% decrease in operating income. The Company’s management incentive compensation programs have always been incentive-based and performance driven and there is no built-in bias that favors or enriches management in a manner inconsistent with overall corporate performance.
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
Other overhead expenses increased 9% for the three-month period ended March 31, 2012, as compared with the same period in 2011, primarily as a result of the accrual of €4.14 million ($5.5 million) European Commission (EC) fine as described in the legal proceedings disclosed in Note 6 to the condensed consolidated financial statements in this report. The Company will continue to incur legal costs related to matters described in Note 6 herein until these legal proceedings are concluded. In addition to the fine rendered by the EC, the Company is subject to formal and informal investigations or litigation from governmental authorities of others, some of which are described in Note 6 herein. If the governmental regulatory agencies conclude that the Company violated certain laws or regulations, fines and/or penalties could have a material impact on the Company’s results of operations and operating cash flows for any particular quarter or year. Further, the Company periodically conducts reviews of the operations and procedures of its offices worldwide relating to compliance with applicable laws and regulations. Excluding the fine discussed above, other overhead expenses as a percentage of net revenues remained constant for the three-month period ended March 31, 2012, as compared with the same period in 2011.
Other income, net, increased 19% for the three-month period ended March 31, 2012, as compared with the same period in 2011. Interest income increased $1 million due to higher average cash and cash equivalents balances during the first quarter of 2012, as compared with the same period in 2011.
The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate increased to 40.6% for the three-month period ended March 31, 2012, as compared to 39.4% for the three-month period ended March 31, 2011, due to higher nondeductible expenses relative to lower pre-tax earnings.

Currency and Other Risk Factors
The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company's ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three months ended March 31, 2012 and 2011 was insignificant. The Company had no foreign currency derivatives outstanding at March 31, 2012 and December 31, 2011. Net foreign currency losses were approximately $1 million for both three-month periods ended March 31, 2012 and 2011.
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
Liquidity and Capital Resources
The Company’s principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three months ended March 31, 2012, was approximately $147 million, as compared with $178 million for the same period in 2011. The decrease of $31 million is primarily due to changes in working capital accounts and lower net earnings. At March 31, 2012, working capital was $1,582 million, including cash, cash equivalents and short-term investments of $1,429 million. The Company had no long-term debt at March 31, 2012. Management believes that the Company’s current cash position and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
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
Cash used in investing activities for the three months ended March 31, 2012 and 2011, was $32 million and $23 million, respectively. The largest use of cash in investing activities is cash paid for capital expenditures. The Company does have need, on occasion, to purchase or construct buildings to house staff and to facilitate the staging of customers’ freight. The Company routinely invests in technology, office furniture and equipment and leasehold improvements. In the first quarter of 2012, the Company made capital expenditures of $17 million, as compared with $21 million for the same period in 2011. Capital expenditures in the first quarter of 2012 related primarily to investments in buildings and leasehold improvements, technology, and office furniture and equipment. Total capital expenditures in 2012 are currently estimated to be $100 million. This includes normal capital expenditures as noted above plus additional real estate development.
Cash used in financing activities during the first quarter of 2012, was $6 million, as compared with $10 million during the first quarter of 2011. The Company uses the proceeds from stock option exercises and available cash to repurchase the Company’s common stock on the open market. In the first quarter of 2012, the Company continued its policy of repurchasing stock to limit growth in issued and outstanding shares as a result of stock option exercises. The decrease in cash used as a result of this policy during the first quarter of 2012, as compared with the same period in 2011, is primarily due to a higher number of stock options exercised and timing of share repurchases.
The Company follows established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. In the past, the Company’s investment portfolio has not been adversely impacted by disruptions in the credit markets. However, there can be no assurance that the Company’s investment portfolio will not be adversely affected in the future.
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
The Company maintains international unsecured bank lines of credit. At March 31, 2012, the international bank lines of credit totaled $15 million. At March 31, 2012, the Company had no amounts outstanding on these lines of credit, but was contingently liable for $105 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.
The Company's foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and needs to finance local capital expenditures. In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At March 31, 2012, cash and cash equivalent balances of $624 million were held by the Company’s non-United States subsidiaries, of which $75 million was held in banks in the United States. Earnings of the Company's foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States and, accordingly, a deferred tax liability has been accrued for all undistributed earnings, net of foreign related tax credits, that are available to be repatriated.
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
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the three months ended March 31, 2012, would have had the effect of raising operating income approximately $9 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $7 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
As of March 31, 2012, the Company had approximately $1 million of net unsettled intercompany transactions. The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the three months ended March 31, 2012 and 2011 was insignificant. Net foreign currency losses were approximately $1 million for both three-month periods ended March 31, 2012 and 2011. The Company had no foreign currency derivatives outstanding at March 31, 2012 and December 31, 2011. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. The majority of intercompany billings are resolved within 30 days.
Interest Rate Risk
At March 31, 2012, the Company had cash, cash equivalents and short-term investments of $1,429 million of which $984 million was invested at various short-term market interest rates. The Company had no short-term borrowings at March 31, 2012. A hypothetical change in the interest rate of 10 basis points at March 31, 2012 would not have a significant impact on the Company’s earnings.
In management’s opinion, there has been no material change in the Company’s interest rate risk exposure in the first quarter of 2012.
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
On April 19, 2012, the Company received a federal grand jury subpoena from the DOJ requiring the production of documents related to the export or re-export by unaffiliated third-parties to end users in a US-embargoed country of products and/or services produced by a U.S. manufacturer. In a related matter, the Company is also responding to an administrative subpoena from the Commerce Department's Bureau of Industry and Security (BIS) requiring the production of documents pertaining to the export or re-export of US-origin goods to the same embargoed country. The Company is co-operating with the DOJ and BIS. If it is determined that the Company or one of its subsidiaries, directly or indirectly, facilitated the export or re-export of these specified products and/or services, the Company may incur fines and/or penalties which could have a material impact on the Company's results of operations and cash flows for any particular quarter or year.
On February 10, 2010, the Company and its Hong Kong subsidiary, Expeditors Hong Kong Limited, received a Statement of Objections (SO) from the European Commission (EC). The SO initiated a proceeding against the Company alleging anti-competitive behavior contrary to European Union rules on competition. Specific to the Company, the allegations in the SO are limited to Peak Season Surcharge (PSS) for the period from August 2005 to June 2006 and only concern airfreight trade lanes between South China/Hong Kong and the European Economic Area. On March 28, 2012, the EC concluded that the Company engaged in anti-competitive behavior and fined the Company €4.14 million ($5.5 million). This fine was recorded in March 2012 and is included in other operating expenses.
Government investigations are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include substantial monetary damages and, in matters in which injunctive relief or other conduct remedies are sought, an injunction or other order relating to business conduct. Were unfavorable final outcomes to occur, the Company's results of operations and cash flows for the particular quarter or year could be materially harmed.
The Company is involved in other claims and lawsuits which arise in the ordinary course of business, none of which currently, in management's opinion, are expected to have a significant effect on the Company's operations or financial position. As of March 31, 2012, the amounts accrued for these claims and lawsuits, and the other legal matters described above, are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible loss, if any, beyond the amounts recorded, that might result from the resolution of these matters.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the report on Form 10-K filed on February 28, 2012, except for the following:

RISK FACTOR	DISCUSSION AND POTENTIAL SIGNIFICANCE
Litigation/Investigations
As a multinational corporation, the Company is subject to formal or informal investigations or litigation from governmental authorities or others in the countries in which it does business. Included among these investigations, the Company is currently subject to, and is cooperating fully with, investigations by the U.S. Department of Justice and the Commerce Department's Bureau of Industry and Security. These investigations and other periodic investigations will require further management time and could cause the Company to incur substantial additional legal and related costs, which may include fines and/or penalties that could have a material impact on the Company's results of operations and cash flows.

The Company may also become subject to other civil litigation arising from such investigations or litigations, including but not limited to shareholder class action lawsuits and derivative claims made on behalf of plaintiffs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2012	—	$—	—	28,913,091
February 1-29, 2012	132,554	43.76	132,554	28,959,984
March 1-31, 2012	363,360	44.21	363,360	28,960,925
Total	495,914	$44.09	495,914	28,960,925
In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of the Company’s common stock. This authorization has no expiration date. This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995. In the first quarter of 2012, 193,732 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.
In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200 million shares of common stock. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. This plan was announced on November 13, 2001. In the first quarter of 2012, 302,182 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises and the exercise of employee stock purchase rights.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

May 7, 2012	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer

May 7, 2012	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Form 10-Q Index and Exhibits
March 31, 2012

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