Form 10-Q
period 2012-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2012-08-08
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At August 3, 2012, the number of shares outstanding of the issuer’s Common Stock was 210,542,529.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2012	December 31, 2011
Current Assets:
Cash and cash equivalents	$1,364,247	$1,294,356
Short-term investments	376	472
Accounts receivable, less allowance for doubtful accounts of $8,731 at June 30, 2012 and $10,381 at December 31, 2011	983,131	934,752
Deferred Federal and state income taxes	10,234	10,415
Other	47,409	46,888
Total current assets	2,405,397	2,286,883
Property and equipment, less accumulated depreciation and amortization of $309,467 at June 30, 2012 and $296,481 at December 31, 2011	546,754	538,806
Goodwill and other intangibles, net	10,003	10,557
Other assets, net	30,218	30,581
Total assets	$2,992,372	$2,866,827
Current Liabilities:
Accounts payable	672,836	606,628
Accrued expenses, primarily salaries and related costs	184,114	169,445
Federal, state and foreign income taxes	25,948	20,072
Total current liabilities	882,898	796,145
Deferred Federal and state income taxes	59,417	60,613

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $.01 per share. Issued and outstanding 210,503,675 shares at June 30, 2012 and 212,003,662 shares at December 31, 2011	2,105	2,120
Additional paid-in capital	1,013	13,260
Retained earnings	2,044,682	1,991,222
Accumulated other comprehensive loss	(4,345)	(2,964)
Total shareholders’ equity	2,043,455	2,003,638
Noncontrolling interest	6,602	6,431
Total equity	2,050,057	2,010,069
Total liabilities and equity	$2,992,372	$2,866,827
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In thousands, except share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Airfreight services	$638,541	$749,861	$1,277,453	$1,450,784
Ocean freight and ocean services	518,998	486,831	953,334	926,972
Customs brokerage and other services	347,413	344,676	685,535	664,460
Total revenues	1,504,952	1,581,368	2,916,322	3,042,216
Operating Expenses:
Airfreight consolidation	484,311	576,280	965,354	1,100,916
Ocean freight consolidation	413,447	377,805	745,401	717,354
Customs brokerage and other services	153,543	154,722	305,345	297,470
Salaries and related costs	249,925	249,114	496,057	486,929
Rent and occupancy costs	20,853	21,354	42,029	42,735
Depreciation and amortization	9,670	9,257	19,215	18,431
Selling and promotion	8,860	10,022	17,523	19,185
Other	31,940	30,539	67,724	59,691
Total operating expenses	1,372,549	1,429,093	2,658,648	2,742,711
Operating income	132,403	152,275	257,674	299,505
Other Income (Expense):
Interest income	3,050	2,312	6,410	4,632
Interest expense	(222)	(229)	(842)	(443)
Other, net	3,682	857	4,779	1,974
Other income, net	6,510	2,940	10,347	6,163
Earnings before income taxes	138,913	155,215	268,021	305,668
Income tax expense	54,892	60,195	107,278	119,441
Net earnings	84,021	95,020	160,743	186,227
Less net earnings (losses) attributable to the noncontrolling interest	66	20	81	(5)
Net earnings attributable to shareholders	$83,955	$95,000	$160,662	$186,232
Diluted earnings attributable to shareholders per share	$.39	$.44	$.75	$.86
Basic earnings attributable to shareholders per share	$.40	$.45	$.76	$.88
Dividends declared and paid per common share	$.28	$.25	$.28	$.25
Weighted average diluted shares outstanding	213,212,912	215,659,043	213,683,587	215,780,230
Weighted average basic shares outstanding	211,724,082	212,136,164	211,910,872	212,112,643
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net earnings	$84,021	$95,020	$160,743	$186,227
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $6,257 and $3,014 for the three months ended June 30, 2012 and 2011, and $758 and $7,855 for the six months ended June 30, 2012 and 2011	(11,453)	5,372	(1,291)	14,193
Other comprehensive income (loss)	(11,453)	5,372	(1,291)	14,193
Comprehensive income	72,568	100,392	159,452	200,420
Less comprehensive income (loss) attributable to the noncontrolling interest	22	(109)	171	(146)
Comprehensive income attributable to shareholders	$72,546	$100,501	$159,281	$200,566
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating Activities:
Net earnings	$84,021	$95,020	$160,743	$186,227
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for losses on accounts receivable	(388)	(63)	(855)	1,790
Deferred income tax (benefit) expense	(5,739)	1,601	(258)	(335)
Excess tax benefits from stock plans	(806)	(2,285)	(4,232)	(4,531)
Stock compensation expense	10,926	10,236	21,526	20,708
Depreciation and amortization	9,670	9,257	19,215	18,431
Gain on sale of assets	(65)	(21)	(130)	(51)
Other	271	311	553	618
Changes in operating assets and liabilities:
Increase in accounts receivable	(63,260)	(14,173)	(50,292)	(7,490)
Decrease in other current assets	1,642	3,896	3,566	2,481
Increase in accounts payable and accrued expenses	70,674	7,943	84,233	38,130
(Decrease) increase in income taxes payable, net	(14,132)	(33,665)	6,142	(88)
Net cash from operating activities	92,814	78,057	240,211	255,890
Investing Activities:
Decrease (increase) in short-term investments, net	15,878	(449)	98	(538)
Purchase of property and equipment	(9,814)	(17,110)	(26,902)	(38,235)
Proceeds from sale of property and equipment	141	42	253	85
Other	(232)	(64)	126	(1,506)
Net cash from investing activities	5,973	(17,581)	(26,425)	(40,194)
Financing Activities:
Proceeds from issuance of common stock	7,482	15,821	20,402	23,625
Repurchases of common stock	(84,401)	(45,690)	(106,266)	(65,274)
Excess tax benefits from stock plans	806	2,285	4,232	4,531
Dividends paid	(59,358)	(53,014)	(59,358)	(53,014)
Net cash from financing activities	(135,471)	(80,598)	(140,990)	(90,132)
Effect of exchange rate changes on cash and cash equivalents	(11,984)	7,481	(2,905)	15,801
(Decrease) increase in cash and cash equivalents	(48,668)	(12,641)	69,891	141,365
Cash and cash equivalents at beginning of period	1,412,915	1,238,471	1,294,356	1,084,465
Cash and cash equivalents at end of period	$1,364,247	$1,225,830	$1,364,247	$1,225,830
Interest and Taxes Paid:
Interest	$233	$13	$420	$17
Income taxes	77,583	91,035	104,095	117,311
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
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $8,731 as of June 30, 2012 and $10,381 as of December 31, 2011. Additions and write-offs have not been significant in the periods presented.

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
Note 2. Share-Based Compensation
The Company provides compensation benefits by granting stock options and employee stock purchase rights to its employees and restricted shares to its directors. On May 2, 2012, the shareholders approved the 2012 Stock Option Plan ("2012 Plan"), which made available 3,000,000 shares of the Company's common stock for purchase upon exercise of options granted under the 2012 Plan. The Company's annual grant of option awards generally takes place during the second quarter of each fiscal year. For the six months ended June 30, 2012 and 2011, 2,822,990 and 2,998,390 options were granted, respectively. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and none were issued in the six-month period ended June 30, 2012 and 2011.
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

	Six months ended June 30,
	2012	2011
Dividend yield	1.30%	0.97%
Volatility - stock option plans	38 - 39%	38 - 40%
Risk free interest rates	0.89 - 1.43%	2.17 - 2.84%
Expected life (years) - stock option plans	5.79 - 7.26	5.50 - 7.11
Weighted average fair value of stock options granted during the period	$13.53	$19.35

Total stock compensation expense and the total related tax benefit recognized are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock compensation expense	$10,926	$10,236	$21,526	$20,708
Recognized tax benefit	$336	$39	$375	$77

Note 3. Basic and Diluted Earnings per Share
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders per share:

	Three months ended
	June 30,
(Amounts in thousands, except share and per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2012
Basic earnings attributable to shareholders	$83,955	211,724,082	$.40
Effect of dilutive potential common shares	—	1,488,830	—
Diluted earnings attributable to shareholders	$83,955	213,212,912	$.39
2011
Basic earnings attributable to shareholders	$95,000	212,136,164	$.45
Effect of dilutive potential common shares	—	3,522,879	—
Diluted earnings attributable to shareholders	$95,000	215,659,043	$.44

	Six months ended
	June 30,
(Amounts in thousands, except share and per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2012
Basic earnings attributable to shareholders	$160,662	211,910,872	$.76
Effect of dilutive potential common shares	—	1,772,715	—
Diluted earnings attributable to shareholders	$160,662	213,683,587	$.75
2011
Basic earnings attributable to shareholders	$186,232	212,112,643	$.88
Effect of dilutive potential common shares	—	3,667,587	—
Diluted earnings attributable to shareholders	$186,232	215,780,230	$.86
The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Shares	15,444,641	7,413,458	15,427,041	7,415,063

Note 4. Components of Equity
The components of equity for the six months ended 2012 and 2011 are as follows:

	Shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2011	$2,003,638	6,431	2,010,069
Exercise of stock options	20,402	—	20,402
Shares repurchased under provisions of stock repurchase plans	(106,266)	—	(106,266)
Stock compensation expense	21,526	—	21,526
Tax benefits from stock plans	4,232	—	4,232
Net earnings	160,662	81	160,743
Other comprehensive income (loss)	(1,381)	90	(1,291)
Dividends paid ($.28 per share)	(59,358)	—	(59,358)
Balance at June 30, 2012	$2,043,455	6,602	2,050,057

Balance at December 31, 2010	$1,740,906	7,248	1,748,154
Exercise of stock options	23,625	—	23,625
Shares repurchased under provisions of stock repurchase plans	(65,274)	—	(65,274)
Stock compensation expense	20,708	—	20,708
Tax benefits from stock plans	4,531	—	4,531
Net earnings	186,232	(5)	186,227
Other comprehensive income (loss)	14,334	(141)	14,193
Dividends paid ($.25 per share)	(53,014)	—	(53,014)
Balance at June 30, 2011	$1,872,048	7,102	1,879,150
On May 2, 2012 , the Board of Directors declared a semi-annual cash dividend of $0.28 per share payable on June 15, 2012 to shareholders of record as of June 1, 2012. On May 4, 2011, the Board of Directors declared a semi-annual cash dividend of $0.25 per share payable on June 15, 2011 to shareholders of record as of June 1, 2011.
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

	June 30, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$498,782	$498,782	$445,586	$445,586
Corporate commercial paper	804,782	805,080	791,729	791,902
Time deposits	60,683	60,683	57,041	57,041
Total cash and cash equivalents	1,364,247	1,364,545	1,294,356	1,294,529
Short-Term Investments:
Time deposits	376	376	472	472
Total	$1,364,623	$1,364,921	$1,294,828	$1,295,001
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
The Company is involved in other claims and lawsuits which arise in the ordinary course of business, none of which currently, in management's opinion, are expected to have a significant effect on the Company's operations or financial position. As of June 30, 2012, the amounts accrued for these claims and lawsuits, and the other legal matters described above, are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible loss, if any, beyond the amounts recorded, that might result from the resolution of these matters.
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

Financial information regarding the Company’s operations by geographic area are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	ASIA PACIFIC	EUROPE and AFRICA	MIDDLE EAST and INDIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended June 30, 2012:
Revenues from unaffiliated customers	$379,126	49,802	21,366	780,858	202,301	71,499	—	1,504,952
Transfers between geographic areas	22,504	2,466	4,791	11,038	9,603	4,670	(55,072)	—
Total revenues	$401,630	52,268	26,157	791,896	211,904	76,169	(55,072)	1,504,952
Net revenues	$182,291	25,115	14,724	135,908	71,497	24,116	—	453,651
Operating income	$49,193	8,085	4,118	51,768	12,951	6,288	—	132,403
Identifiable assets at quarter end	$1,597,543	93,374	52,019	687,586	412,752	152,754	(3,656)	2,992,372
Capital expenditures	$5,236	153	400	2,602	1,111	312	—	9,814
Depreciation and amortization	$5,756	181	207	1,645	1,430	451	—	9,670
Equity	$1,295,963	51,248	31,903	462,123	144,659	94,892	(30,731)	2,050,057
Three months ended June 30, 2011:
Revenues from unaffiliated customers	$390,806	47,816	21,136	816,350	229,724	75,536	—	1,581,368
Transfers between geographic areas	25,973	2,783	5,220	10,170	11,355	4,500	(60,001)	—
Total revenues	$416,779	50,599	26,356	826,520	241,079	80,036	(60,001)	1,581,368
Net revenues	$181,603	21,581	15,157	150,616	78,828	24,776	—	472,561
Operating income	$57,752	5,761	4,486	61,542	16,877	5,857	—	152,275
Identifiable assets at quarter end	$1,411,881	91,678	58,396	678,668	479,852	155,503	2,026	2,878,004
Capital expenditures	$3,350	448	144	4,622	7,881	665	—	17,110
Depreciation and amortization	$4,926	277	264	1,847	1,416	527	—	9,257
Equity	$1,123,482	52,814	33,784	420,962	184,252	94,447	(30,591)	1,879,150

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	ASIA PACIFIC	EUROPE and AFRICA	MIDDLE EAST and INDIA	ELIMI- NATIONS	CONSOLI- DATED
Six months ended June 30, 2012:
Revenues from unaffiliated customers	$756,428	99,756	40,635	1,468,928	408,572	142,003	—	2,916,322
Transfers between geographic areas	44,712	4,931	9,870	22,010	19,070	9,321	(109,914)	—
Total revenues	$801,140	104,687	50,505	1,490,938	427,642	151,324	(109,914)	2,916,322
Net revenues	$363,766	47,357	29,559	267,722	143,030	48,788	—	900,222
Operating income	$94,718	14,454	8,880	99,006	27,198	13,418	—	257,674
Identifiable assets at quarter end	$1,597,543	93,374	52,019	687,586	412,752	152,754	(3,656)	2,992,372
Capital expenditures	$14,995	329	655	7,889	2,053	981	—	26,902
Depreciation and amortization	$11,378	368	424	3,269	2,834	942	—	19,215
Equity	$1,295,963	51,248	31,903	462,123	144,659	94,892	(30,731)	2,050,057
Six months ended June 30, 2011:
Revenues from unaffiliated customers	$767,911	91,663	41,469	1,544,480	443,335	153,358	—	3,042,216
Transfers between geographic areas	49,938	5,465	10,841	19,353	22,062	8,709	(116,368)	—
Total revenues	$817,849	97,128	52,310	1,563,833	465,397	162,067	(116,368)	3,042,216
Net revenues	$359,537	42,282	30,260	292,104	152,753	49,540	—	926,476
Operating income	$111,486	11,550	9,249	120,980	34,584	11,656	—	299,505
Identifiable assets at quarter end	$1,411,881	91,678	58,396	678,668	479,852	155,503	2,026	2,878,004
Capital expenditures	$7,380	608	300	9,334	19,587	1,026	—	38,235
Depreciation and amortization	$9,911	580	533	3,816	2,526	1,065	—	18,431
Equity	$1,123,482	52,814	33,784	420,962	184,252	94,447	(30,591)	1,879,150

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
EXECUTIVE SUMMARY
Expeditors International of Washington, Inc. is engaged in the business of global logistics management, including international freight forwarding and consolidation, for both air and ocean freight. The Company acts as a customs broker in all domestic offices, and in many of its international offices. The Company also provides additional services for its customers including value-added distribution, purchase order management, vendor consolidation, domestic time definite services and other logistics solutions. The Company does not compete for overnight courier or small parcel business. The Company does not own or operate aircraft or steamships.
International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, and laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to current tariffs and trade restrictions and accords. The Company cannot predict which, if any, of these proposals may be adopted, nor can the Company predict the effects the adoption of any such proposal will have on the Company’s business. Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies concerning international trade, the Company’s business may also be affected by political developments and changes in government personnel or policies, as well as economic turbulence, political unrest or security concerns in the nations in which it does business and the future impact that these events may have on international trade and oil prices. The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. Consistent with continuing uncertainty in global economic conditions, concerns over volatile fuel costs, rising costs in general, political unrest and fluctuating currency exchange rates, the Company’s pricing and terms continue to be pressured by customers and service providers. Absent of any meaningful improvement in economic conditions, the Company expects similar trends to continue in the near term.
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
The outcomes of government investigations, legal proceedings and claims brought against the Company are subject to significant uncertainty. An estimated loss from a contingency such as a government investigation, legal proceeding or claim is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a loss contingency is required if there is at least a reasonable possibility that a significant loss has been incurred. In determining whether a loss should be accrued, management evaluates several factors, including advice from outside legal counsel, in order to estimate the degree of probability of an unfavorable outcome and make a reasonable estimate of the amount of loss or range of reasonably possible loss. Changes in these factors could have a material impact on the Company’s results of operations and operating cash flows for any particular quarter or year.
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

Results of Operations
The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three and six-month periods ended June 30, 2012 and 2011, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company. The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)
Net Revenues:
Airfreight services	$154,230	34%	$173,581	37%	$312,099	35%	$349,868	38%
Ocean freight and ocean services	105,551	23	109,026	23	207,933	23	209,618	23
Customs brokerage and other services	193,870	43	189,954	40	380,190	42	366,990	39
Net revenues	453,651	100	472,561	100	900,222	100	926,476	100
Overhead Expenses:
Salaries and related costs	249,925	55	249,114	53	496,057	55	486,929	53
Other	71,323	16	71,172	15	146,491	16	140,042	15
Total overhead expenses	321,248	71	320,286	68	642,548	71	626,971	68
Operating income	132,403	29	152,275	32	257,674	29	299,505	32
Other income, net	6,510	1	2,940	1	10,347	1	6,163	1
Earnings before income taxes	138,913	30	155,215	33	268,021	30	305,668	33
Income tax expense	54,892	12	60,195	13	107,278	12	119,441	13
Net earnings	84,021	18	95,020	20	160,743	18	186,227	20
Less net earnings (losses) attributable to noncontrolling interest	66	—	20	—	81	—	(5)	—
Net earnings attributable to shareholders	$83,955	18%	$95,000	20%	$160,662	18%	$186,232	20%
Airfreight services net revenues decreased 11% for the three-month period ended June 30, 2012, as compared with the same period for 2011. The decrease in global airfreight services net revenues was primarily due to a 10% decrease in airfreight tonnage. North America, Asia Pacific and Europe airfreight services net revenues decreased 3%, 18% and 16%, respectively, in the second quarter of 2012 as compared with the same period in 2011, while airfreight export tonnage for North America, Asia Pacific and Europe decreased 14%, 8% and 10%, respectively.
Airfreight services net revenues decreased 11% for the six-month period ended June 30, 2012, as compared with the same period for 2011. The decrease in global airfreight services net revenues was primarily due to a 9% decrease in airfreight tonnage. North America, Asia Pacific and Europe airfreight services net revenues decreased 7%, 15% and 12%, respectively, in the six months ended June 30, 2012 as compared with the same period in 2011, while airfreight export tonnage for North America, Asia Pacific and Europe decreased 15%, 5% and 7%, respectively.
The decline in airfreight tonnage for the three and six months ended June 30, 2012 can be attributed to an overall decrease in the global airfreight market and a lower level of customer specific infrastructure and project related tonnage than experienced during the first half of 2011. Absent of any meaningful improvements in the uncertainties related to global economic conditions, the Company expects similar trends to continue in the near term.
Ocean freight and ocean services net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The largest component of the Company’s ocean freight net revenue is derived from ocean freight consolidation which represented 46% and 47% of ocean freight net revenue for the three and six-month periods ended June 30, 2012, respectively, and 50% and 51% for the same periods ended June 30, 2011, respectively.
Ocean freight and ocean services net revenues decreased 3% for the three-month period ended June 30, 2012, as compared with the same period for 2011. North America ocean freight net revenues increased 1% while Asia Pacific and Europe decreased 6% and 5%, respectively, in the second quarter of 2012, as compared with the same period in 2011. Ocean freight consolidation net revenue decreased 11% for the three-month period ended June 30, 2012, as compared with the same period for 2011, due to a 12% decrease in net revenue per container offset by a 1% increase in container volume as measured in terms of forty-foot container equivalent units (FEUs).
Ocean freight and ocean services net revenues decreased 1% for the six-month period ended June 30, 2012, as compared with the same period for 2011. North America ocean freight net revenues increased 2% while Asia Pacific and Europe decreased by 4% and 2%, respectively, in the six-month period ended June 30, 2012, as compared with the same period in 2011. Ocean freight consolidation net revenue decreased 9% for the six-month period ended June 30, 2012, as compared with the same period for 2011, due to a 10% decrease in net revenue per container offset by a 1% increase in container volume as measured in terms of forty-foot container equivalent units (FEUs). The decreases in net revenue per container were primarily due to the timing of significant increases in buy rates implemented by carriers combined with a reduction in available market capacity. We expect carriers will continue to manage overall available capacity in an attempt to maintain rates and improve their operating results.
Direct ocean freight forwarding and order management, which are primarily fee-based, increased 7% and 2%, respectively, for the three-month period ended June 30, 2012, and increased 10% and 4%, respectively, for the six-month period ended June 30, 2012, as compared with the same periods in 2011, primarily due to an increase in market share and volume.
Customs brokerage and other services net revenues increased 2% and 4%, respectively, for the three and six-month periods ended June 30, 2012, as compared with the same periods for 2011, primarily as a result of an increase in market share and volume related to domestic time definite services. Customers continue to seek out customs brokers with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.
Salaries and related costs remained constant and increased 2%, respectively, for the three and six-month periods ended June 30, 2012, as compared with the same periods for 2011, primarily as a result of a 3% increase in the number of employees and higher payroll related taxes and medical costs, partially offset by lower bonuses. The effects of including stock-based compensation expense in salaries and related costs are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Salaries and related costs	$249,925	$249,114	$496,057	$486,929
As a % of net revenue	55.1%	52.7%	55.1%	52.6%
Stock compensation expense	$10,926	$10,236	$21,526	$20,708
As a % of net revenue	2.4%	2.2%	2.4%	2.2%
Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation will occur in proportion to changes in Company profits, creating a direct alignment between corporate performance and shareholder interests. However, the results in the first half of 2012 were not consistent with this historical relationship primarily due to a higher number of employees and a decrease in net revenue. Bonuses to field and executive management for the first half of 2012 were down 9% and 14%, respectively, as compared with the same period for 2011, primarily as a result of a 14% decrease in operating income. The Company’s management incentive compensation programs have always been incentive-based and performance driven and there is no built-in bias that favors or enriches management in a manner inconsistent with overall corporate performance.
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
Other overhead expenses remained constant and increased 5%, respectively, for the three and six-month periods ended June 30, 2012, as compared with the same periods in 2011. The increase for the first half of 2012 is primarily due to the European Commission's conclusion that the Company engaged in anti-competitive behavior which resulted in a fine of €4.14 million ($5.5 million). The Company will continue to incur legal costs related to matters described in Note 6 in the condensed consolidated financial statements in this quarterly report until these legal proceedings are concluded. The Company is subject to formal and informal investigations or litigation from governmental authorities of others, some of which are described in Note 6 in the condensed consolidated financial statements in this quarterly report. If the governmental regulatory agencies conclude that the Company violated certain laws or regulations, fines and/or penalties could have a material impact on the Company’s results of operations and operating cash flows for any particular quarter or year. Further, the Company periodically conducts reviews of the operations and procedures of its offices worldwide relating to compliance with applicable laws and regulations.
The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate increased to approximately 39.5% and 40.0%, respectively, for the three and six-month periods ended June 30, 2012, as compared to 38.8% and 39.1%, respectively, for the three and six-month periods ended June 30, 2011, due to higher nondeductible expenses and stock compensation relative to lower pre-tax earnings.

Currency and Other Risk Factors
The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company's ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three and six months ended June 30, 2012 and 2011 was insignificant. The Company had no foreign currency derivatives outstanding at June 30, 2012 and December 31, 2011. Net foreign currency losses were approximately $1,430 and $2,506, respectively, for the three and six months ended June 30, 2012. For the same periods of 2011, the Company's net foreign currency gains were approximately $363 and net foreign currency losses were approximately $330, respectively.
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
Liquidity and Capital Resources
The Company’s principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three and six months ended June 30, 2012, was approximately $93 million and $240 million, respectively, as compared with $78 million and $256 million for the same periods in 2011. The increase of $15 million for the three-month period ended June 30, 2012 is primarily due to less cash used by working capital accounts, partially offset by lower earnings. The decrease of $16 million for the six-month period ended June 30, 2012 is primarily due to lower earnings, partially offset by changes in working capital accounts. At June 30, 2012, working capital was $1,522 million, including cash, cash equivalents and short-term investments of $1,365 million. The Company had no long-term debt at June 30, 2012. Management believes that the Company’s current cash position and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
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
Cash from investing activities for the three months ended June 30, 2012, was $6 million. Cash used in investing activities for the six months ended June 30, 2012, was $26 million. The largest use of cash in investing activities is cash paid for capital expenditures. The Company does have need, on occasion, to purchase or construct buildings to house staff and to facilitate the staging of customers’ freight. The Company routinely invests in technology, office furniture and equipment and leasehold improvements. In the second quarter of 2012, the Company made capital expenditures of $10 million, as compared with $17 million for the same period in 2011. Capital expenditures in the second quarter of 2012 related primarily to investments in buildings and leasehold improvements, technology, and office furniture and equipment. Total capital expenditures in 2012 are currently estimated to be $86 million. This includes normal capital expenditures as noted above plus additional real estate development.
Cash used in financing activities during the three and six months ended June 30, 2012, was $135 million and $141 million, as compared with $81 million and $90 million for each of the same periods in 2011. The Company uses the proceeds from stock option exercises and available cash to repurchase the Company’s common stock on the open market. In the second quarter of 2012, the Company continued its policy of repurchasing stock to limit growth in issued and outstanding shares as a result of stock option exercises. The increase in cash used in financing activity during the three and six months ended June 30, 2012, as compared to the same periods in 2011, is primarily the result of this policy and an additional discretionary repurchase of 1.5 million shares at an average price of $37.57. During the three months ended June 30, 2012 and 2011, the Company paid dividends of $.28 per share and $.25 per share, respectively.
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
The Company maintains international unsecured bank lines of credit. At June 30, 2012, amounts available for borrowing under international bank lines of credit totaled $14 million. At June 30, 2012, the Company was contingently liable for $100 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.
The Company's foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and needs to finance local capital expenditures. In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At June 30, 2012, cash and cash equivalent balances of $599 million were held by the Company’s non-United States subsidiaries, of which $43 million was held in banks in the United States. Earnings of the Company's foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States and, accordingly, a deferred tax liability has been accrued for all undistributed earnings, net of foreign related tax credits, that are available to be repatriated.
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
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the six months ended June 30, 2012, would have had the effect of raising operating income approximately $19 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $15 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
As of June 30, 2012, the Company had approximately $3 million of net unsettled intercompany transactions. The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the six months ended June 30, 2012 and 2011 was insignificant. During the three and six months ended June 30, 2012, net foreign currency losses were approximately $1,430 and $2,506. For the same periods of 2011, the Company's net foreign currency gains were approximately $363 and net foreign currency losses were approximately $330, respectively. The Company had no foreign currency derivatives outstanding at June 30, 2012 and December 31, 2011. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. The majority of intercompany billings are resolved within 30 days.
Interest Rate Risk
At June 30, 2012, the Company had cash, cash equivalents and short-term investments of $1,365 million of which $866 million was invested at various short-term market interest rates. The Company had no long-term debt at June 30, 2012. A hypothetical change in the interest rate of 10 basis points at June 30, 2012 would not have a significant impact on the Company’s earnings.
In management’s opinion, there has been no material change in the Company’s interest rate risk exposure in the second quarter of 2012.
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
The Company is involved in other claims and lawsuits which arise in the ordinary course of business, none of which currently, in management's opinion, are expected to have a significant effect on the Company's operations or financial position. As of June 30, 2012, the amounts accrued for these claims and lawsuits, and the other legal matters described above, are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible loss, if any, beyond the amounts recorded, that might result from the resolution of these matters.
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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2012	4,142	$46.22	4,142	29,065,352
May 1-31, 2012	659,660	39.21	659,660	28,388,337
June 1-30, 2012	1,550,533	37.63	1,550,533	26,881,952
Total	2,214,335	$38.12	2,214,335	26,881,952
In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of the Company’s common stock. This authorization has no expiration date. This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995. In the second quarter of 2012, 307,565 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.
In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200 million shares of common stock. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. This plan was announced on November 13, 2001. In the second quarter of 2012, 1,906,770 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases included 406,770 shares that were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises and the exercise of employee stock purchase rights and 1.5 million shares to reduce the number of total shares outstanding.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(a)
On August 6, 2012, the Company's Board of Directors amended Article IV(1) of the Company's Bylaws, effective immediately, in order to increase the maximum potential size of the Board of Directors from nine to ten directors. The preceding description is qualified in its entirety by reference to the complete text of the Company's Bylaws, as amended, which are attached as Exhibit 3.2 to this Form 10-Q.

(b)	Not applicable.

Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
3.2	The Company's Bylaws, as amended on August 6, 2012.

10.1
The Company's 2012 Stock Option Plan. (Incorporated by reference to Appendix A of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on March 20, 2012.)

10.2
Form of Stock Option Agreement used in connection with options granted under the Company's 2012 Stock Option Plan. (Incorporated by reference to Appendix B of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on March 20, 2012.)

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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

August 8, 2012	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer

August 8, 2012	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Form 10-Q Index and Exhibits
June 30, 2012

Exhibit Number	Description
3.2	The Company's Bylaws, as amended on August 6, 2012.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document