Form 10-Q
period 2012-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2012-11-07
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At November 1, 2012, the number of shares outstanding of the issuer’s Common Stock was 208,981,760.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2012	December 31, 2011
Current Assets:
Cash and cash equivalents	$1,367,642	$1,294,356
Accounts receivable, less allowance for doubtful accounts of $9,167 at September 30, 2012 and $10,381 at December 31, 2011	1,015,350	934,752
Deferred Federal and state income taxes	10,955	10,415
Other	46,048	47,360
Total current assets	2,439,995	2,286,883
Property and equipment, less accumulated depreciation and amortization of $317,896 at September 30, 2012 and $296,481 at December 31, 2011	551,610	538,806
Goodwill and other intangibles, net	9,774	10,557
Other assets, net	30,808	30,581
Total assets	$3,032,187	$2,866,827
Current Liabilities:
Accounts payable	667,395	606,628
Accrued expenses, primarily salaries and related costs	174,862	169,445
Federal, state and foreign income taxes	23,943	20,072
Total current liabilities	866,200	796,145
Deferred Federal and state income taxes	70,288	60,613

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $.01 per share. Issued and outstanding 208,950,205 shares at September 30, 2012 and 212,003,662 shares at December 31, 2011	2,090	2,120
Additional paid-in capital	118	13,260
Retained earnings	2,082,542	1,991,222
Accumulated other comprehensive income (loss)	5,267	(2,964)
Total shareholders’ equity	2,090,017	2,003,638
Noncontrolling interest	5,682	6,431
Total equity	2,095,699	2,010,069
Total liabilities and equity	$3,032,187	$2,866,827
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In thousands, except share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Airfreight services	$622,678	$736,946	$1,900,131	$2,187,730
Ocean freight and ocean services	549,250	510,521	1,502,584	1,437,493
Customs brokerage and other services	359,736	358,901	1,045,271	1,023,361
Total revenues	1,531,664	1,606,368	4,447,986	4,648,584
Operating Expenses:
Airfreight consolidation	471,947	558,047	1,437,301	1,658,963
Ocean freight consolidation	432,518	392,249	1,177,919	1,109,603
Customs brokerage and other services	162,061	162,226	467,406	459,696
Salaries and related costs	252,899	258,512	748,956	745,441
Rent and occupancy costs	21,304	21,352	63,333	64,087
Depreciation and amortization	10,030	9,199	29,245	27,630
Selling and promotion	7,847	9,342	25,370	28,527
Other	27,959	31,683	95,683	91,374
Total operating expenses	1,386,565	1,442,610	4,045,213	4,185,321
Operating income	145,099	163,758	402,773	463,263
Other Income (Expense):
Interest income	2,831	2,888	9,241	7,520
Interest expense	(182)	(279)	(1,024)	(722)
Other, net	1,232	10,792	6,011	12,766
Other income, net	3,881	13,401	14,228	19,564
Earnings before income taxes	148,980	177,159	417,001	482,827
Income tax expense	60,253	70,283	167,531	189,724
Net earnings	88,727	106,876	249,470	293,103
Less net earnings attributable to the noncontrolling interest	237	272	318	267
Net earnings attributable to shareholders	$88,490	$106,604	$249,152	$292,836
Diluted earnings attributable to shareholders per share	$.42	$.50	$1.17	$1.36
Basic earnings attributable to shareholders per share	$.42	$.50	$1.18	$1.38
Dividends declared and paid per common share	$—	$—	$.28	$.25
Weighted average diluted shares outstanding	211,397,602	214,717,451	212,916,309	215,376,675
Weighted average basic shares outstanding	210,135,763	212,256,119	211,314,850	212,160,994
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net earnings	$88,727	$106,876	$249,470	$293,103
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $5,622 and $13,476 for the three months ended September 30, 2012 and 2011, and $4,864 and $5,621 for the nine months ended September 30, 2012 and 2011	8,982	(24,707)	7,691	(10,514)
Reclassification adjustments for foreign currency realized losses, net of tax of $350 for the three and nine months ended September 30, 2012 and $391 for the three and nine months ended September 30, 2011	650	618	650	618
Other comprehensive income (loss)	9,632	(24,089)	8,341	(9,896)
Comprehensive income	98,359	82,787	257,811	283,207
Less comprehensive income (loss) attributable to the noncontrolling interest	257	59	428	(87)
Comprehensive income attributable to shareholders	$98,102	$82,728	$257,383	$283,294
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating Activities:
Net earnings	$88,727	$106,876	$249,470	$293,103
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for losses on accounts receivable	463	(629)	(392)	1,161
Deferred income tax expense (benefit)	4,588	(9,328)	4,330	(9,663)
Excess tax benefits from stock plans	(59)	(537)	(4,291)	(5,068)
Stock compensation expense	11,320	12,738	32,846	33,446
Depreciation and amortization	10,030	9,199	29,245	27,630
Gain on sale of assets	(13)	(3)	(143)	(54)
Other	1,273	1,210	1,826	1,828
Changes in operating assets and liabilities:
Increase in accounts receivable	(23,520)	(4,312)	(73,812)	(11,802)
Increase in other current assets	(7,195)	(8,344)	(3,629)	(5,863)
(Decrease) increase in accounts payable and accrued expenses	(23,267)	(24,070)	60,966	14,060
Increase in income taxes payable, net	6,819	10,505	12,961	10,417
Net cash from operating activities	69,166	93,305	309,377	349,195
Investing Activities:
Purchase of property and equipment	(10,170)	(20,619)	(37,072)	(58,854)
Proceeds from sale of property and equipment	41	24	294	109
Other, net	(32)	(632)	192	(2,676)
Net cash from investing activities	(10,161)	(21,227)	(36,586)	(61,421)
Financing Activities:
Proceeds from issuance of common stock	24,599	30,966	45,001	54,591
Repurchases of common stock	(87,227)	(43,298)	(193,493)	(108,572)
Excess tax benefits from stock plans	59	537	4,291	5,068
Dividends paid	—	—	(59,358)	(53,014)
Distributions to noncontrolling interest	(1,177)	(822)	(1,177)	(822)
Net cash from financing activities	(63,746)	(12,617)	(204,736)	(102,749)
Effect of exchange rate changes on cash and cash equivalents	8,136	(24,477)	5,231	(8,676)
Increase in cash and cash equivalents	3,395	34,984	73,286	176,349
Cash and cash equivalents at beginning of period	1,364,247	1,225,830	1,294,356	1,084,465
Cash and cash equivalents at end of period	$1,367,642	$1,260,814	$1,367,642	$1,260,814
Interest and Taxes Paid:
Interest	$27	$48	$447	$65
Income taxes	50,911	65,856	155,006	183,167
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
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $9,167 as of September 30, 2012 and $10,381 as of December 31, 2011. Additions and write-offs have not been significant in the periods presented.

C.	Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company uses estimates primarily in the following areas: accounts receivable valuation, accrual of costs related to ancillary services the Company provides, accrual of insurance liabilities for the portion of the freight related exposure which the Company has self-insured, accrual of various tax liabilities, accrual of loss contingencies and calculations of share-based compensation expense. Actual results could differ from those estimates.

D.	Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-No. 05 “Presentation of Comprehensive Income”, which amends Accounting Standards Codification (ASC) Topic 220-“Comprehensive Income”. This update is intended to increase the prominence of items reported in other comprehensive income by giving the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the provisions of ASU 2011-No. 05, as amended by ASU 2011-No. 12, beginning in the first quarter of 2012. Accordingly, condensed consolidated statements of comprehensive income were included consecutive to the condensed consolidated statements of earnings. The adoption only had a presentation impact on the Company's consolidated financial statements.
Note 2. Share-Based Compensation
The Company provides compensation benefits by granting stock options and employee stock purchase rights to its employees and restricted shares to its directors. On May 2, 2012, the shareholders approved the 2012 Stock Option Plan ("2012 Plan"), which made available 3,000,000 shares of the Company's common stock for purchase upon exercise of options granted under the 2012 Plan. The Company's annual grant of option awards generally takes place during the second quarter of each fiscal year. For the nine months ended September 30, 2012 and 2011, 2,822,990 and 2,998,390 options were granted, respectively. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and 773,661 and 663,386 shares were issued in the three and nine-month periods ended September 30, 2012 and 2011, respectively.
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

	Nine months ended September 30,
	2012	2011
Dividend yield	1.30 - 1.35%	.97 - .98%
Volatility - stock option plans	38 - 39%	38 - 40%
Volatility - stock purchase rights plans	34%	26%
Risk free interest rates	.19 - 1.43%	.19 - 2.84%
Expected life (years) - stock option plans	5.79 - 7.26	5.50 - 7.11
Expected life (years) - stock purchase rights plans	1	1
Weighted average fair value of stock options granted during the period	$13.53	$19.35
Weighted average fair value of stock purchase rights granted during the period	$9.70	$11.70

Total stock compensation expense and the total related tax benefit recognized are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock compensation expense	$11,320	$12,738	$32,846	$33,446
Recognized tax benefit	$996	$40	$1,371	$117

Note 3. Basic and Diluted Earnings per Share
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders per share:

	Three months ended
	September 30,
(Amounts in thousands, except share and per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2012
Basic earnings attributable to shareholders	$88,490	210,135,763	$.42
Effect of dilutive potential common shares	—	1,261,839	—
Diluted earnings attributable to shareholders	$88,490	211,397,602	$.42
2011
Basic earnings attributable to shareholders	$106,604	212,256,119	$.50
Effect of dilutive potential common shares	—	2,461,332	—
Diluted earnings attributable to shareholders	$106,604	214,717,451	$.50

	Nine months ended
	September 30,
(Amounts in thousands, except share and per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2012
Basic earnings attributable to shareholders	$249,152	211,314,850	$1.18
Effect of dilutive potential common shares	—	1,601,459	—
Diluted earnings attributable to shareholders	$249,152	212,916,309	$1.17
2011
Basic earnings attributable to shareholders	$292,836	212,160,994	$1.38
Effect of dilutive potential common shares	—	3,215,681	—
Diluted earnings attributable to shareholders	$292,836	215,376,675	$1.36
The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Shares	15,265,732	8,550,014	15,211,875	7,281,935

Note 4. Components of Equity
The components of equity for the nine months ended September 30, 2012 and 2011 are as follows:

	Shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2011	$2,003,638	6,431	2,010,069
Exercise of stock options	21,610	—	21,610
Issuance of shares under stock purchase plan	23,391	—	23,391
Shares repurchased under provisions of stock repurchase plans	(193,493)	—	(193,493)
Stock compensation expense	32,846	—	32,846
Tax benefits from stock plans, net	4,000	—	4,000
Net earnings	249,152	318	249,470
Other comprehensive income	8,231	110	8,341
Dividends paid ($.28 per share)	(59,358)	—	(59,358)
Distributions to noncontrolling interest	—	(1,177)	(1,177)
Balance at September 30, 2012	$2,090,017	5,682	2,095,699

Balance at December 31, 2010	$1,740,906	7,248	1,748,154
Exercise of stock options	30,367	—	30,367
Issuance of shares under stock purchase plan	24,224	—	24,224
Shares repurchased under provisions of stock repurchase plans	(108,572)	—	(108,572)
Stock compensation expense	33,446	—	33,446
Tax benefits from stock plans, net	5,068	—	5,068
Net earnings	292,836	267	293,103
Other comprehensive loss	(9,542)	(354)	(9,896)
Dividends paid ($.25 per share)	(53,014)	—	(53,014)
Distributions to noncontrolling interest	—	(822)	(822)
Balance at September 30, 2011	$1,955,719	6,339	1,962,058
On May 2, 2012, the Board of Directors declared a semi-annual cash dividend of $0.28 per share payable on June 15, 2012 to shareholders of record as of June 1, 2012. On May 4, 2011, the Board of Directors declared a semi-annual cash dividend of $.25 per share payable on June 15, 2011 to shareholders of record as of June 1, 2011.
Subsequent to the end of the quarter, on November 5, 2012, the Board of Directors declared a semi-annual cash dividend of $.28 per share payable on December 17, 2012 to shareholders of record as of December 3, 2012.
Note 5. Fair Value of Financial Instruments
The Company’s financial instruments, other than cash, consist primarily of cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The carrying value of these financial instruments approximates their fair value. Cash equivalents consist of highly liquid investments with a maturity of three months or less at date of purchase. Cash and cash equivalents consist of the following:

	September 30, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$546,142	$546,142	$445,586	$445,586
Corporate commercial paper	769,317	769,624	791,729	791,902
Time deposits	52,183	52,183	57,041	57,041
Total cash and cash equivalents	1,367,642	1,367,949	1,294,356	1,294,529
The fair value of corporate commercial paper is based on the use of market interest rates for identical or similar assets.

Note 6. Contingencies
On October 10, 2007, the U. S. Department of Justice (DOJ) issued a subpoena ordering the Company to produce certain information and records relating to an investigation of alleged anti-competitive behavior amongst air cargo freight forwarders. In a letter dated October 17, 2012, the DOJ confirmed that the Company is no longer a subject of this investigation.
On April 19, 2012, the Company received and has responded to a federal grand jury subpoena from the DOJ requiring the production of documents related to the export or re-export by unaffiliated third-parties to end users in a US-embargoed country of products and/or services produced by a U.S. manufacturer. In a related matter, the Company has also responded to an administrative subpoena from the Commerce Department's Bureau of Industry and Security (BIS) requiring the production of documents pertaining to the export or re-export of US-origin goods to the same embargoed country. If it is determined that the Company or one of its subsidiaries, directly or indirectly, facilitated the export or re-export of these specified products and/or services, the Company may incur fines and/or penalties which management does not expect would have a material impact on the Company's results of operations and cash flows.
The Company is involved in claims, lawsuits, government investigations and other legal matters which arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion, none of these matters are expected to have a significant effect on the Company's operations or financial position. As of September 30, 2012, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible loss, if any, beyond the amounts recorded, that might result from the resolution of these matters.
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

Financial information regarding the Company’s operations by geographic area are as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	ASIA PACIFIC	EUROPE and AFRICA	MIDDLE EAST and INDIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended September 30, 2012:
Revenues from unaffiliated customers	$383,830	50,208	20,815	804,855	198,124	73,832	—	1,531,664
Transfers between geographic areas	24,423	2,677	4,140	10,676	9,624	4,507	(56,047)	—
Total revenues	$408,253	52,885	24,955	815,531	207,748	78,339	(56,047)	1,531,664
Net revenues	$187,737	23,412	13,978	146,992	69,841	23,178	—	465,138
Operating income	$56,096	6,886	4,239	59,620	13,312	4,946	—	145,099
Identifiable assets at quarter end	$1,570,615	102,020	58,687	714,982	423,488	162,225	170	3,032,187
Capital expenditures	$5,681	222	405	1,934	1,476	452	—	10,170
Depreciation and amortization	$5,942	188	220	1,691	1,555	434	—	10,030
Equity	$1,281,250	58,471	33,444	499,590	158,939	96,621	(32,616)	2,095,699
Three months ended September 30, 2011:
Revenues from unaffiliated customers	$388,736	49,341	21,353	839,069	229,776	78,093	—	1,606,368
Transfers between geographic areas	27,161	2,989	5,025	10,500	10,727	4,596	(60,998)	—
Total revenues	$415,897	52,330	26,378	849,569	240,503	82,689	(60,998)	1,606,368
Net revenues	$189,381	23,783	15,035	162,785	77,768	25,094	—	493,846
Operating income	$57,564	7,345	4,846	69,001	18,616	6,386	—	163,758
Identifiable assets at quarter end	$1,509,393	87,554	52,058	667,421	414,991	149,253	2,499	2,883,169
Capital expenditures	$7,435	315	162	7,201	4,981	525	—	20,619
Depreciation and amortization	$4,904	250	240	1,822	1,488	495	—	9,199
Equity	$1,242,594	49,134	27,258	435,466	146,652	92,668	(31,714)	1,962,058

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	ASIA PACIFIC	EUROPE and AFRICA	MIDDLE EAST and INDIA	ELIMI- NATIONS	CONSOLI- DATED
Nine months ended September 30, 2012:
Revenues from unaffiliated customers	$1,140,258	149,964	61,450	2,273,783	606,696	215,835	—	4,447,986
Transfers between geographic areas	69,135	7,608	14,010	32,686	28,694	13,828	(165,961)	—
Total revenues	$1,209,393	157,572	75,460	2,306,469	635,390	229,663	(165,961)	4,447,986
Net revenues	$551,503	70,769	43,537	414,714	212,871	71,966	—	1,365,360
Operating income	$150,814	21,340	13,119	158,626	40,510	18,364	—	402,773
Identifiable assets at quarter end	$1,570,615	102,020	58,687	714,982	423,488	162,225	170	3,032,187
Capital expenditures	$20,676	551	1,060	9,823	3,529	1,433	—	37,072
Depreciation and amortization	$17,320	556	644	4,960	4,389	1,376	—	29,245
Equity	$1,281,250	58,471	33,444	499,590	158,939	96,621	(32,616)	2,095,699
Nine months ended September 30, 2011:
Revenues from unaffiliated customers	$1,156,647	141,004	62,822	2,383,549	673,111	231,451	—	4,648,584
Transfers between geographic areas	77,099	8,454	15,866	29,853	32,789	13,305	(177,366)	—
Total revenues	$1,233,746	149,458	78,688	2,413,402	705,900	244,756	(177,366)	4,648,584
Net revenues	$548,918	66,065	45,295	454,889	230,521	74,634	—	1,420,322
Operating income	$169,050	18,895	14,095	189,981	53,200	18,042	—	463,263
Identifiable assets at quarter end	$1,509,393	87,554	52,058	667,421	414,991	149,253	2,499	2,883,169
Capital expenditures	$14,815	923	462	16,535	24,568	1,551	—	58,854
Depreciation and amortization	$14,815	830	773	5,638	4,014	1,560	—	27,630
Equity	$1,242,594	49,134	27,258	435,466	146,652	92,668	(31,714)	1,962,058

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
International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, and laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to current tariffs and trade restrictions and accords. The Company cannot predict which, if any, of these proposals may be adopted, nor can the Company predict the effects the adoption of any such proposal will have on the Company’s business. Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies concerning international trade, the Company’s business may also be affected by political developments and changes in government personnel or policies, as well as economic turbulence, political unrest or security concerns in the nations in which it does business and the future impact that these events may have on international trade and oil prices. The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. Consistent with continuing uncertainty in global economic conditions, concerns over volatile fuel costs, rising costs in general, political unrest and fluctuating currency exchange rates, the Company’s pricing and terms continue to be pressured by customers, carriers and service providers. Absent of any meaningful improvement in economic conditions, the Company expects similar trends to continue in the near term.
The Company derives its revenues from three principal sources: 1) airfreight services, 2) ocean freight and ocean services, and 3) customs brokerage and other services. These are the revenue categories presented in the financial statements.
As a non-asset based carrier, the Company does not own transportation assets. Rather, the Company generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers. The difference between the rate billed to customers (the sell rate) and the rate paid to the carrier or service provider (the buy rate) is termed “net revenue” or “yield.” By consolidating shipments from multiple customers and concentrating its buying power, the Company is able to negotiate favorable buy rates from the direct carriers and service providers, while at the same time offering lower sell rates than customers would otherwise be able to negotiate themselves.
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
The Company operates in 63 countries throughout the world in the competitive global logistics industry and Company activities are tied directly to the global economy. From the inception of the Company, management has believed that the elements required for a successful global service organization can only be assured through recruiting, training, and ultimately retaining superior personnel. The Company’s greatest challenge is now and always has been perpetuating a consistent global corporate culture which demands:

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

Results of Operations
The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three and nine-month periods ended September 30, 2012 and 2011, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company. The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)
Net Revenues:
Airfreight services	$150,731	32%	$178,899	36%	$462,830	34%	$528,767	37%
Ocean freight and ocean services	116,732	25	118,272	24	324,665	24	327,890	23
Customs brokerage and other services	197,675	43	196,675	40	577,865	42	563,665	40
Net revenues	465,138	100	493,846	100	1,365,360	100	1,420,322	100
Overhead Expenses:
Salaries and related costs	252,899	54	258,512	52	748,956	55	745,441	52
Other	67,140	15	71,576	15	213,631	16	211,618	15
Total overhead expenses	320,039	69	330,088	67	962,587	71	957,059	67
Operating income	145,099	31	163,758	33	402,773	29	463,263	33
Other income, net	3,881	1	13,401	3	14,228	1	19,564	1
Earnings before income taxes	148,980	32	177,159	36	417,001	30	482,827	34
Income tax expense	60,253	13	70,283	14	167,531	12	189,724	13
Net earnings	88,727	19	106,876	22	249,470	18	293,103	21
Less net earnings attributable to the noncontrolling interest	237	—	272	—	318	—	267	—
Net earnings attributable to shareholders	$88,490	19%	$106,604	22%	$249,152	18%	$292,836	21%
Airfreight services net revenues decreased 16% for the three-month period ended September 30, 2012, as compared with the same period for 2011. The decrease in global airfreight services net revenues was primarily due to a 9% decrease in airfreight tonnage and a 7% decrease in net revenue per kilo. North America, Asia Pacific and Europe airfreight services net revenues decreased 11%, 17% and 22%, respectively, in the third quarter of 2012 as compared with the same period in 2011, while airfreight export tonnage for North America, Asia Pacific and Europe decreased 13%, 7% and 12%, respectively.
Airfreight services net revenues decreased 12% for the nine-month period ended September 30, 2012, as compared with the same period for 2011. The decrease in global airfreight services net revenues was primarily due to a 9% decrease in airfreight tonnage and a 3% decrease in net revenue per kilo. North America, Asia Pacific and Europe airfreight services net revenues decreased 8%, 16% and 16%, respectively, in the nine months ended September 30, 2012 as compared with the same period in 2011, while airfreight export tonnage for North America, Asia Pacific and Europe decreased 14%, 6% and 9%, respectively.
The decline in airfreight tonnage for the three and nine months ended September 30, 2012 can be attributed to an overall decrease in the global airfreight market and a lower level of customer specific infrastructure and project related tonnage than experienced during the same period in 2011. Net revenue per kilo was lower in both the three and nine-month periods compared to the same periods in 2011, as carriers reduced overall available capacity to manage market pricing. Absent of any meaningful improvements in the uncertainties related to global economic conditions, the Company expects similar trends to continue in the near term.
Ocean freight and ocean services net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The largest component of the Company’s ocean freight net revenue is derived from ocean freight consolidation which represented 47% of ocean freight net revenue for both the three and nine-month periods ended September 30, 2012, and 49% and 50% for the same periods ended September 30, 2011, respectively.
Ocean freight and ocean services net revenues decreased 1% for the three-month period ended September 30, 2012, as compared with the same period for 2011. Europe ocean freight net revenues increased 2% while North America and Asia Pacific decreased 1% and 3%, respectively, in the third quarter of 2012, as compared with the same period in 2011. Ocean freight consolidation net revenue decreased 6% for the three-month period ended September 30, 2012, as compared with the same period for 2011, due to a 2% decrease in net revenue per container and a 4% decrease in container volume as measured in terms of forty-foot container equivalent units (FEUs).
Ocean freight and ocean services net revenues decreased 1% for the nine-month period ended September 30, 2012, as compared with the same period for 2011. North America ocean freight net revenues increased 1% while Asia Pacific and Europe decreased by 4% and 1%, respectively, in the nine-month period ended September 30, 2012, as compared with the same period in 2011. Ocean freight consolidation net revenue decreased 7% for the nine-month period ended September 30, 2012, as compared with the same period for 2011, due to a 6% decrease in net revenue per container and a 1% decrease in container volume as measured in terms of FEUs. The decreases in net revenues per container were primarily due to the timing of significant increases in buy rates implemented by carriers, requirements to provide notice of these increases to customers and the Company's ability to implement commensurate increases in its sell rates. Carrier reductions in available capacity and its associated impact on pricing also affected this timing. We expect carriers will continue to manage overall available capacity in an attempt to maintain rates and improve their operating results.
Direct ocean freight forwarding net revenues, which are primarily fee-based, increased 8% and 9%, respectively, for the three and nine-month periods ended September 30, 2012, as compared with the same periods in 2011, primarily due to an increase in market share and volume. Order management net revenues decreased 3% for the three month period ended September 30, 2012 as compared with the same periods in 2011 due to lower volumes, which partially offset the net revenue increase in the first six months of 2012.
Customs brokerage and other services net revenues increased 1% and 3%, respectively, for the three and nine-month periods ended September 30, 2012, as compared with the same periods for 2011. Higher volumes in domestic time definite services were partially offset by a decline in customs brokerage activity.
Salaries and related costs for the three-month period ended September 30, 2012, decreased 2% when compared with the same period in 2011, primarily as a result of lower bonuses earned due to lower operating income, partially offset by a 2% increase in the number of employees and higher payroll related taxes and medical costs. Salaries and related costs for the nine-month period ended September 30, 2012, increased slightly as compared with the same period in 2011 as the increase in the number of employees and higher payroll related taxes and medical costs were mostly offset by lower earned bonuses as a result of the decrease in operating income. The effects of including stock-based compensation expense in salaries and related costs are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Salaries and related costs	$252,899	$258,512	$748,956	$745,441
As a % of net revenue	54.4%	52.3%	54.9%	52.5%
Stock compensation expense	$11,320	$12,738	$32,846	$33,446
As a % of net revenue	2.4%	2.6%	2.4%	2.4%
Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation will occur in proportion to changes in Company profits, creating a direct alignment between corporate performance and shareholder interests. However, the results in the nine-month period ended September 30, 2012 were not consistent with this historical relationship primarily due to a decrease in net revenues while the number of employees increased to support customer driven initiatives, enhance information systems and expand certain product capabilities. Bonuses to field and executive management for the nine-month period ended September 30, 2012 were down 9% and 13%, respectively, as compared with the same period for 2011, primarily as a result of a 13% decrease in operating income for the nine-month period. The Company’s management incentive compensation programs have always been incentive-based and performance driven and there is no built-in bias that favors or enriches management in a manner inconsistent with overall corporate performance.
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
Other overhead expenses decreased 6% for the three months ended September 30, 2012, as compared with the same period in 2011. This decrease is due primarily to transition in certain tax jurisdictions to a value added tax system and cost reduction measures, including decreased travel and entertainment expenses. These expenses increased 1% for the nine months ended September 30, 2012 as the reductions described above were offset by the European Commission's finding against the Company for anti-competitive behavior which resulted in a fine of €4.14 million ($5.5 million). Other overhead expenses as a percentage of net revenues remained constant for the three months ended September 30, 2012, as compared with the same period in 2011 and also remained constant for the nine months ended September 30, 2012, as compared with the same period in 2011 when excluding the fine discussed above.
The Company is subject to formal and informal investigations or litigation from governmental authorities and others. Further, the Company periodically conducts reviews of the operations and procedures of its offices worldwide relating to compliance with applicable laws and regulations. The Company will continue to incur legal costs until these legal proceedings are concluded.
Other income, net, decreased approximately $10 million and $5 million, respectively, for the three and nine-month periods ended September 30, 2012, primarily as a result of foreign exchange losses in 2012 as compared to foreign exchange gains in 2011. The net foreign exchange gains in 2011 resulted primarily from U.S. dollar accounts receivable in non U.S. dollar-based subsidiaries as the U.S. dollar appreciated against other currencies at the end of the third quarter of 2011.
The Company pays income taxes in the United States and other jurisdictions, as well as other taxes which are typically included in costs of operations. The Company’s consolidated effective income tax rate increased to approximately 40.4% and 40.2%, respectively, for the three and nine-month periods ended September 30, 2012, as compared to 39.7% and 39.3%, respectively, for the three and nine-month periods ended September 30, 2011, principally due to higher nondeductible expenses and a reduction in available tax deductions associated with disqualifying dispositions of incentive stock options relative to lower pre-tax earnings.

Currency and Other Risk Factors
The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company's ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three and nine months ended September 30, 2012 and 2011 was insignificant. The Company had no foreign currency derivatives outstanding at September 30, 2012 and December 31, 2011. During the three and nine months ended September 30, 2012, net foreign currency losses were approximately $427 and $2,934, respectively. For the same periods of 2011, the Company's net foreign currency gains were approximately $4,972 and $4,642, respectively.
International air and ocean freight forwarding and customs brokerage are intensively competitive and are expected to remain so for the foreseeable future. There are a large number of entities competing in the international logistics industry; however, the Company’s primary competition is confined to a relatively small number of companies within this group. The industry continues to experience consolidations into larger firms striving for stronger and more complete multinational and multi-service networks. However, regional and local brokers and forwarders remain a competitive force.

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
Liquidity and Capital Resources
The Company’s principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three and nine months ended September 30, 2012, was approximately $69 million and $309 million, respectively, as compared with $93 million and $349 million for the same periods in 2011. The decreases of $24 million for the three-month period ended September 30, 2012 and $40 million for the nine-month period ended September 30, 2012 are primarily due to lower earnings and changes in working capital accounts, partially offset by an increase in deferred taxes. At September 30, 2012, working capital was $1,574 million, including cash and cash equivalents of $1,368 million. The Company had no long-term debt at September 30, 2012. Management believes that the Company’s current cash position and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
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
Cash from investing activities for the three and nine months ended September 30, 2012 was $10 million and $37 million, respectively. The largest use of cash in investing activities is cash paid for capital expenditures. The Company does have need, on occasion, to purchase or construct buildings to house staff and to facilitate the staging of customers’ freight. The Company routinely invests in technology, office furniture and equipment and leasehold improvements. In the third quarter of 2012, the Company made capital expenditures of $10 million, as compared with $21 million for the same period in 2011. Capital expenditures in the third quarter of 2012 related primarily to investments in technology, and office furniture and equipment. Total capital expenditures in 2012 are estimated to be approximately $50 million. This includes normal capital expenditures as noted above plus additional real estate development.
Cash used in financing activities during the three and nine months ended September 30, 2012, was $64 million and $205 million, as compared with $13 million and $103 million for each of the same periods in 2011. The Company uses the proceeds from stock option exercises and available cash to repurchase the Company’s common stock on the open market. In the third quarter of 2012, the Company continued its policy of repurchasing stock to limit growth in issued and outstanding shares as a result of stock option exercises. The increase in cash used in financing activity during the three and nine months ended September 30, 2012, as compared to the same periods in 2011, is primarily the result of this policy and additional discretionary repurchases of 1.6 million and 3.1 million shares at an average price of $36.71 and $37.13, respectively. During the nine months ended September 30, 2012 and 2011, the Company paid dividends of $.28 per share and $.25 per share, respectively.
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
The Company cannot predict what impact ongoing uncertainties in the global economy may have on its operating results, freight volumes, pricing, changes in consumer demand, carrier stability and capacity, customers’ ability to pay or on changes in competitors' behavior.
The Company maintains international unsecured bank lines of credit. At September 30, 2012, amounts available for borrowing under international bank lines of credit totaled $15 million. At September 30, 2012, the Company was contingently liable for $102 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.
The Company's foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and needs to finance local capital expenditures. In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At September 30, 2012, cash and cash equivalent balances of $650 million were held by the Company’s non-United States subsidiaries, of which $50 million was held in banks in the United States. Earnings of the Company's foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States and, accordingly, a deferred tax liability has been accrued for all undistributed earnings, net of foreign related tax credits, that are available to be repatriated.
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
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the nine months ended September 30, 2012, would have had the effect of raising operating income approximately $29 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $23 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
As of September 30, 2012, the Company had approximately $1 million of net unsettled intercompany transactions. The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the nine months ended September 30, 2012 and 2011 was insignificant. During the three and nine months ended September 30, 2012, net foreign currency losses were approximately $427 and $2,934. For the same periods of 2011, the Company's net foreign currency gains were approximately $4,972 and $4,642, respectively. The Company had no foreign currency derivatives outstanding at September 30, 2012 and December 31, 2011. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. The majority of intercompany billings are resolved within 30 days.
Interest Rate Risk
At September 30, 2012, the Company had cash and cash equivalents and short term investments of $1,368 million of which $822 million was invested at various short-term market interest rates. The Company had no long-term debt at September 30, 2012. A hypothetical change in the interest rate of 10 basis points at September 30, 2012 would not have a significant impact on the Company’s earnings.
In management’s opinion, there has been no material change in the Company’s interest rate risk exposure in the third quarter of 2012.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On October 10, 2007, the U. S. Department of Justice (DOJ) issued a subpoena ordering the Company to produce certain information and records relating to an investigation of alleged anti-competitive behavior amongst air cargo freight forwarders. In a letter dated October 17, 2012, the DOJ confirmed that the Company is no longer a subject of this investigation.
On April 19, 2012, the Company received and has responded to a federal grand jury subpoena from the DOJ requiring the production of documents related to the export or re-export by unaffiliated third-parties to end users in a US-embargoed country of products and/or services produced by a U.S. manufacturer. In a related matter, the Company has also responded to an administrative subpoena from the Commerce Department's Bureau of Industry and Security (BIS) requiring the production of documents pertaining to the export or re-export of US-origin goods to the same embargoed country. If it is determined that the Company or one of its subsidiaries, directly or indirectly, facilitated the export or re-export of these specified products and/or services, the Company may incur fines and/or penalties which management does not expect would have a material impact on the Company's results of operations and cash flows.
The Company is involved in claims, lawsuits, government investigations and other legal matters which arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion, none of these matters are expected to have a significant effect on the Company's operations or financial position. As of September 30, 2012, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible loss, if any, beyond the amounts recorded, that might result from the resolution of these matters.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the report on Form 10-K filed on February 28, 2012, except for the following:

RISK FACTOR	DISCUSSION AND POTENTIAL SIGNIFICANCE
Litigation/Investigations
As a multinational corporation, the Company is subject to formal or informal investigations or litigation from governmental authorities or others in the countries in which it does business. These investigations and other periodic investigations may require management time and could cause the Company to incur substantial legal and related costs, which may include fines and/or penalties that could have a material impact on the Company's results of operations and cash flows.

The Company may also become subject to other civil litigation arising from such investigations or litigations, including but not limited to shareholder class action lawsuits and derivative claims made on behalf of plaintiffs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2012	—	$—	—	26,888,456
August 1-31, 2012	1,804,293	36.69	1,804,293	26,000,346
September 1-30, 2012	576,450	36.48	576,450	24,668,097
Total	2,380,743	$36.64	2,380,743	24,668,097
In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of the Company’s common stock. This authorization has no expiration date. This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995. In the third quarter of 2012, 660,385 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.
In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200 million shares of common stock. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. This plan was announced on November 13, 2001. In the third quarter of 2012, 1,720,358 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases included 143,908 shares that were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises and the exercise of employee stock purchase rights and 1,576,450 shares to reduce the number of total shares outstanding.
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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

November 7, 2012	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer

November 7, 2012	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Form 10-Q Index and Exhibits
September 30, 2012

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