Form 10-K
period 2012-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2013-02-27
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
At June 29, 2012, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $8,018,868,890.
At February 21, 2013, the number of shares outstanding of registrant’s Common Stock was 206,497,492.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2013 Annual Meeting of Shareholders to be held on May 1, 2013 are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements
In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the Company is making readers aware that forward-looking statements, because they relate to future events, are by their very nature subject to many important risk factors which could cause actual results to differ materially from those contained in the forward-looking statements. For additional information about forward-looking statements and for an identification of risk factors and their potential significance, see “Safe Harbor for Forward-Looking Statements Under Private Securities Litigation Reform Act of 1995; Certain Cautionary Statements” immediately preceding Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A - "Risk Factors in this report.

PART I

ITEM 1—BUSINESS
Expeditors International of Washington, Inc. is engaged in the business of providing global logistics services. The Company offers its customers a seamless international network supporting the movement and strategic positioning of goods. The Company’s services include the consolidation or forwarding of air and ocean freight. In each United States office, and in many overseas offices, the Company acts as a customs broker. The Company also provides additional services including value-added distribution, vendor consolidation, cargo insurance, domestic time definite transportation services, purchase order management and customized logistics solutions. The Company does not compete for overnight courier or small parcel business and does not own aircraft or steamships.
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
At January 31, 2013, the Company, including its majority-owned subsidiaries, is organized functionally in geographic operating segments and operates full service offices in the regions identified below. Full service offices have also been established in locations where the Company maintains unilateral control over assets and operations and where the existence of the parent-subsidiary relationship is maintained by means other than record ownership of voting stock.
The Company operates full service offices in the following geographic regions:

•	United States (47)

•	Other North America (10)

•	Latin America (14)

•	Asia Pacific (44)

•	Europe and Africa (50)

•	Middle East and India (23)
The Company also maintains sales and satellite offices which are aligned with and dependent on one or more full service offices noted above. Additionally, the Company contracts with independent agents to provide required services and has established 43 such relationships world-wide.
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
For information concerning the amount of revenues, net revenues, operating income, identifiable assets, capital expenditures, depreciation and amortization and equity attributable to the geographic areas in which the Company conducts its business, see Note 10 to the consolidated financial statements.
Airfreight Services
Airfreight services accounted for approximately 34, 37 and 38 percent of the Company’s 2012, 2011 and 2010 consolidated revenues net of freight consolidation expenses (“net revenues”), respectively. When performing airfreight services, the Company typically acts either as a freight consolidator or as an agent for the airline which carries the shipment. When acting as a freight consolidator, the Company purchases cargo space from airlines on a volume basis and resells that space to its customers at lower rates than the customers could obtain directly from airlines. When moving shipments between points where the volume of business does not facilitate consolidation, the Company receives and forwards individual shipments as the agent of the airline which carries the shipment. Whether acting as a consolidator or agent, the Company offers its customers knowledge of optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with space availability in periods of peak demand.

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

|1.

The Company estimates its average airfreight consolidation weighs approximately 2,500 pounds and a typical consolidation includes merchandise from several shippers. Because shipment by air is relatively expensive compared with ocean transportation, air shipments are generally characterized by a high value-to-weight ratio, the need for rapid delivery, or both.

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

The commercial airline industry as a whole incurred substantial operating losses in 2009. While their operations have improved over 2009 levels, many airlines remain highly leveraged with debt. Carriers continue to merge and consolidate operations and reduce available capacity to improve financial results. Some airlines have significantly reduced their reliance on cargo-only aircraft to service their airfreight customers as high technology consumer products continue to decrease in size and weight and customers improve supply-chain efficiency by utilizing deferred airfreight or ocean freight whenever possible. The reduction in capacity allows asset-based carriers to raise rates in the face of declining or stable demand. When fewer planes are flying, the Company has fewer shipping options from which to craft service offerings to meet customers’ needs. The combination of reduced capacity, higher rates and more infrequent flights could challenge the Company’s ability to maintain historical unitary profitability.
Ocean Freight and Ocean Services
Ocean freight services accounted for approximately 24, 23 and 23 percent of the Company’s 2012, 2011 and 2010 consolidated net revenues, respectively. The Company operates Expeditors International Ocean (“EIO”), an Ocean Transportation Intermediary, sometimes referred to as a Non-Vessel Operating Common Carrier (“NVOCC”) which specializes in ocean freight consolidation in most major trade lanes in the world. EIO also provides service, on a smaller scale, to and from any location where the Company has an office or agent. As an NVOCC, EIO contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate. EIO handles full container loads for customers that do not have annual shipping volumes sufficient to negotiate comparable contracts directly with the ocean carriers and for those customers that prefer to have the flexibility that EIO's multiple carrier contracts and sailings offer. EIO also solicits Less-than Container Load (“LCL”) freight to fill the containers and charges lower rates than those available directly from shipping lines. The Company’s revenues as an ocean freight forwarder are also derived from commissions paid by the carrier and revenues from fees charged to customers for ancillary services which the Company may provide, such as preparing documentation, procuring insurance, arranging for packing and crating services, and providing consultation. The Company does not own vessels and generally does not physically handle the cargo.
Ocean carriers incurred substantial operating losses in 2009, 2011 and 2012 and many are highly leveraged with debt. While the overall global volume in 2012 was comparable to 2011, many carriers took delivery of new ships which created excess capacity. This excessive capacity caused most carriers to redeploy ships and modify sailing schedules to improve financial results. The potential combination of reduced sailing schedules and pricing volatility could impact the Company’s ability to maintain historical unitary profitability.
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

|2.

Customs Brokerage and Other Services
Customs brokerage and other services accounted for approximately 42, 40 and 39 percent of the Company’s 2012, 2011 and 2010 consolidated net revenues, respectively. As a customs broker, the Company assists importers to clear shipments through customs by preparing required documentation, calculating and providing for payment of duties and other taxes on behalf of the importer, arranging for any required inspections by governmental agencies, and arranging for delivery. The Company also provides other value added services at destination such as warehousing and distribution, inventory management and time definite transportation services. None of these other services are currently individually significant to the Company’s net revenues.

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
Marketing and Customers
The Company provides specific solutions tailored to each customer's individual business needs from order inception through order delivery. Although the domestic importer usually designates the logistics company and the services that will be required, the foreign shipper may also participate in this selection process. Therefore, the Company coordinates its marketing program to reach both domestic importers and their overseas suppliers.
The Company’s efforts are focused on optimizing our customers’ supply chains. Therefore, the Company's marketing efforts target professionals in logistics, international and domestic transportation, customs, compliance and purchasing departments of existing and potential customers. The district manager of each office is responsible for marketing, sales coordination, and implementation in the area in which he or she is located. All employees are responsible for customer service and retention.
The Company staffs its offices largely with managers and other key personnel who are citizens of the nations in which they operate and who have extensive experience in global logistics. Marketing and customer service staffs are responsible for marketing and selling the Company’s services directly to customers and prospects who may select or influence the selection of logistics service providers and for ensuring that customers receive timely and efficient service. The Company believes that its expertise in supplying solutions customized to the needs of its customers, its emphasis on coordinating its origin and destination customer service and marketing activities, and the incentives it gives to its managers have been important elements of its success.
The goods handled by the Company are generally a function of the products which dominate international trade between any particular origin and destination. Shipments of computers and components, electronic and consumer goods, medical equipment, retail goods, machine and automotive parts, aviation parts, industrial equipment and oil and energy equipment comprise a significant percentage of the Company’s business. Typical import customers include retailers and distributors of consumer electronics, department store chains, clothing and shoe wholesalers, and high-tech, industrial and automotive manufacturers. The Company has also established industry vertical teams located throughout our network that focus on retail and fashion, oil and energy, aviation and aerospace and healthcare. Historically, no single customer has accounted for five percent or more of the Company’s net revenues.
Competition
The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. There are a large number of companies competing in one or more segments of the industry, but the number of firms with a global network that offer a full complement of logistics services is more limited. Many of these competitors have significantly more resources than the Company. Depending on the location of the shipper and the importer, the Company must compete against both the niche players and larger entities. The industry continues to experience consolidations into larger firms striving for stronger and more complete multinational and multi-service networks. However, regional and local competitors still maintain a strong market presence in certain areas.
The primary competitive factors in the global logistics services industry continue to be price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. The Company emphasizes quality customer service and believes that its prices are competitive with the prices of others in the industry. Larger customers utilize the services of multiple logistics providers and implement more sophisticated and efficient procedures for the management of their logistics supply chains by embracing strategies such as just-in-time inventory management. Accordingly, timely and accurate information integrated into customer service capabilities are a significant factor in attracting and retaining customers. This information integrated into customer service capabilities includes customized Electronic Data Interchange (“EDI”), on-line freight tracing and tracking applications and customized reporting. The customized EDI applications allow the transfer of key information between the customers’ systems and the Company’s systems. Freight tracing and tracking applications provide customers with near real time visibility to the location, transit time and estimated delivery time of inventory in transit.
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

|3.

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
In addition, the Company’s ability to provide service to its customers is highly dependent on good working relationships with a variety of entities including airlines, ocean steamship lines and governmental agencies. The Company considers its current working relationships with these entities to be satisfactory. However, changes in the financial stability and operating capabilities and capacity of asset-based carriers, space allotments available from carriers, governmental regulation or deregulation efforts, “modernization” of the regulations governing customs brokerage, and/or changes in governmental restrictions or trade accords could affect the Company’s business in unpredictable ways.
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
Environmental
In the United States, the Company is subject to Federal, state and local provisions regulating the discharge of materials into the environment or otherwise for the protection of the environment. Similar laws apply in many other jurisdictions in which the Company operates. Although current operations have not been significantly affected by compliance with these environmental laws, governments are becoming increasingly sensitive to environmental issues, and the Company cannot predict what impact future environmental regulations may have on its business. The Company does not anticipate making any material capital expenditures for environmental control purposes during 2013.
Employees
At January 31, 2013, the Company employed approximately 13,700 people, 4,700 in the United States and 840 in the balance of North America, 680 in Latin America, 3,910 in Asia Pacific, 2,340 in Europe and Africa, and 1,230 in the Middle East and India. Approximately 1,610 of the Company’s employees are engaged principally in sales and marketing and customer service, 7,940 in operations and 4,150 in technology, finance and administration. The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be satisfactory.

In order to retain the services of highly qualified, experienced, and motivated employees, the Company places considerable emphasis on its non-equity incentive compensation programs and stock option plans.

|4.

Executive Officers of the Registrant
The following table sets forth the names, ages, and positions of current executive officers of the Company.

Name	Age	Position
Peter J. Rose	69	Chairman and Chief Executive Officer and director
James L.K. Wang	64	President-Asia Pacific and director
R. Jordan Gates	57	President and Chief Operating Officer and director
Rommel C. Saber	55	President-Europe, Africa, Near/Middle East and Indian Subcontinent
Robert L. Villanueva	60	President-The Americas
Timothy C. Barber	53	President-Global Sales and Marketing
Rosanne Esposito	61	Executive Vice President-Global Customs
Eugene K. Alger	52	Executive Vice President-North America
Philip M. Coughlin	52	Executive Vice President-North America
Jeffrey S. Musser	47	Executive Vice President and Chief Information Officer
Charles J. Lynch	52	Senior Vice President-Corporate Controller
Daniel R. Wall	44	Senior Vice President-Ocean Services
Jose A. Ubeda	46	Senior Vice President-Air Cargo
Amy J. Tangeman	44	Senior Vice President-General Counsel and Secretary
Bradley S. Powell	52	Senior Vice President and Chief Financial Officer
Peter J. Rose has served as a director and Vice President of the Company since July 1981. Mr. Rose was elected a Senior Vice President of the Company in May 1986, Executive Vice President in May 1987, President and Chief Executive Officer in October 1988, and Chairman and Chief Executive Officer in May 1991.
James L.K. Wang has served as a director and the Managing Director of Expeditors International Taiwan Ltd., the Company’s former exclusive Taiwan agent, since September 1981. In 1991, Mr. Wang’s employment agreement was assigned to E.I. Freight (Taiwan), Ltd., the Company’s exclusive Taiwan agent through 2004 and is now assigned to ECI Taiwan Co. Ltd., a wholly-owned subsidiary of the Company. Mr. Wang was elected a director of the Company and its Director-Far East in October 1988, Executive Vice President in January 1996 and President-Asia Pacific in May 2000.
R. Jordan Gates joined the Company as its Controller-Europe in February 1991. Mr. Gates was elected Chief Financial Officer and Treasurer of the Company in August 1994, Senior Vice President-Chief Financial Officer and Treasurer in January 1998, Executive Vice President-Chief Financial Officer and Treasurer in May 2000 and President and Chief Operating Officer in January 2008. Mr. Gates was also elected as a director in May 2000.
Rommel C. Saber joined the Company as Director-Near/Middle East in February 1990. Mr. Saber was elected Senior Vice President-Sales and Marketing in January 1993, Senior Vice President-Air Export in September 1993, Senior Vice President Near/Middle East and Indian Subcontinent in July 1997, Executive Vice President-Europe, Africa and Near/Middle East in August 2000 and President-Europe, Africa, Near/Middle East and Indian Subcontinent in February 2006.
Robert L. Villanueva joined the Company as Regional Vice President in April 1994. Mr. Villanueva was elected Executive Vice President-The Americas in September 1999 and President-The Americas in May 2004.
Timothy C. Barber joined the Company in May 1986 and was promoted to District Manager in January 1987. Mr. Barber was elected to Regional Vice President in January 1993, Vice President-Sales and Marketing in September 1993, Senior Vice President-Sales and Marketing in January 1998, Executive Vice President-Global Sales in September 1999 and President-Global Sales and Marketing in January 2008.
Rosanne Esposito joined the Company as its Director-U.S. Import Services in January 1996. Ms. Esposito was elected to Vice President in May 1997, Senior Vice President-Global Customs in May 2001 and to Executive Vice President-Global Customs in May 2004.
Eugene K. Alger joined the Company in October 1982 and was promoted to District Manager in May 1983. Mr. Alger was elected Regional Vice President in January 1992, Senior Vice President of North America in September 1999 and to Executive Vice President-North America in March 2008.
Philip M. Coughlin joined the Company in October 1985 and was promoted to District Manager in August 1986. Mr. Coughlin was elected Regional Manager in January 1991, Regional Vice President in January 1992, Senior Vice President of North America in September 1999 and to Executive Vice President-North America in March 2008.
Jeffrey S. Musser joined the Company in February 1983 and was promoted to District Manager in October 1989. Mr. Musser was elected to Regional Vice President in September 1999, Senior Vice President-Chief Information Officer in January 2005 and to Executive Vice President and Chief Information Officer in May 2009.
Charles J. Lynch joined the Company in September 1984, and was promoted to Assistant Controller in July 1985 and Controller-Domestic Operations in January 1989. Mr. Lynch was elected Corporate Controller in January 1991, Vice President-Corporate Controller in January 1998 and Senior Vice President-Corporate Controller in May 2002.

|5.

Daniel R. Wall joined the Company in March 1987, and was promoted to District Manager in May 1992 and Global Director-Account Management in March 2002. Mr. Wall was elected Vice President-ECMS in January 2004 and Senior Vice President-Ocean Services in September 2004.
Jose A. Ubeda joined the Company in May 1984 and was promoted to District Manager in February 1993. Mr. Ubeda was elected to Regional Vice President in May 2000 and to Senior Vice President-Air Cargo in April 2010.
Amy J. Tangeman joined the Company in January 1997 and was promoted to Assistant General Counsel in November 2001. Ms. Tangeman was elected Vice-President-General Counsel and Secretary in October 2006 and elected Senior Vice President-General Counsel and Secretary in February 2012.
Bradley S. Powell joined the Company as Chief Financial Officer in October 2008 and was elected Senior Vice President and Chief Financial Officer in February 2012. Prior to joining the Company, Mr. Powell served as President and Chief Financial Officer of Eden Bioscience Corporation, a publicly-traded biotechnology company, from December 2006 to September 2008 and as Vice President and Chief Financial Officer from July 1998 to December 2006.
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
The war on terror and governments’ overriding concern for the safety of passengers and citizens who import and/or export goods into and out of their respective countries has resulted in a proliferation of cargo security and other regulations over the past several years. Many of these regulations are complex and require various degrees of interpretation. While these regulations have already created a marked difference in the security and other arrangements required to move shipments around the globe, regulations are expected to become more stringent in the future. As governments look for ways to minimize the exposure of their citizens to potential terror related incidents, the Company and its competitors in the transportation business may be required to incorporate security and other procedures within their scope of services to a far greater degree than has been required in the past. The Company feels that increased security and other requirements may involve further investments in technology and more sophisticated screening procedures being applied to potential customers, vendors and employees. The Company’s position is that any increased cost of compliance with security regulations will be passed through to those who are beneficiaries of the Company’s services.
Cargo Liability
When acting as an airfreight consolidator, the Company assumes a carrier’s liability for lost or damaged shipments. This legal liability is typically limited by contract to the lower of the transaction value or the released value (19 Special Drawing Rights per kilo unless the customer declares a higher value and pays a surcharge), except in the absence of an appropriate airway bill or if the loss or damage is caused by willful misconduct. The airline which the Company utilizes to make the actual shipment is generally liable to the Company in the same manner and to the same extent. When acting solely as the agent of the airline or shipper, the Company does not assume any contractual liability for loss or damage to shipments tendered to the airline. In certain circumstances, the Company will assume additional limited liability.

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

|6.

When providing warehouse and distribution services, the Company limits its legal liability by contract and tariff to an amount generally equal to the lower of fair value or $0.50 per pound with a maximum of $50 per “lot” — which is defined as the smallest unit that the warehouse is required to track. In certain circumstances, the Company will assume additional limited liability.
The Company maintains cargo legal liability insurance covering claims for losses attributable to missing or damaged shipments for which it is legally liable. The Company also maintains insurance coverage for the property of others which is stored in Company warehouse facilities. This insurance coverage is provided by a Vermont U.S. based insurance entity wholly-owned by the Company. The coverage is fronted and reinsured by a global insurance company. The total risk retained by the Company in 2012 was $5 million. In addition, the Company is licensed as an insurance broker through its subsidiary, Expeditors Cargo Insurance Brokers, Inc. and places insurance coverage for other customers.

ITEM 1A – RISK FACTORS

RISK FACTORS	DISCUSSION AND POTENTIAL SIGNIFICANCE

International Trade
The Company primarily provides services to customers engaged in international commerce. Everything that affects international trade has the potential to expand or contract the Company’s primary market and impact its operating results. For example, international trade is influenced by:

• currency exchange rates and currency control regulations;
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

Third Party Service Providers
The Company is a non-asset based provider of global logistics services. As a result, the Company depends on a variety of asset-based third party suppliers. The quality and profitability of the Company’s services depend upon effective selection, management and discipline of third party suppliers. In recent years, many of the Company’s third party service providers have incurred significant operating losses and are highly leveraged with debt. Changes in the financial stability, operating capabilities and capacity of asset-based carriers and space allotment made available to the Company by asset-based carriers could affect the Company in unpredictable ways, including volatility of pricing, and challenge the Company’s ability to maintain historical unitary profitability.

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

|7.

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

Technology
Increasingly, the Company must compete based upon the flexibility and sophistication of the technologies utilized in performing its core businesses. Future results depend upon the Company's success in the cost effective development, maintenance and integration of secure communication and information systems technologies, including those acquired from and maintained by third parties. As the Company and its customers continue to increase reliance on these systems, the risks also increase. The Company has implemented processes and procedures to mitigate these risks, but these measures do not guarantee the prevention of a serious negative event in the future.
Any significant disruptions to these systems for any reason, which could include equipment or network failures, power outages, sabotage, employee error or other actions, cyber-attacks or other security breaches, geo-political activity or natural disasters, would have a material negative effect on the Company's results and could include loss of revenue, business disruptions, loss of property including trade secrets and confidential information, legal claims and proceedings, reporting delays or errors, interference with regulatory reporting, significant remediation costs, an increase in costs to protect the Company's systems and technology and damage to its reputation.

Growth
To date, the Company has relied primarily upon organic growth and has tended to avoid growth through acquisition. Future results will depend upon the Company’s ability to continue to grow internally or to demonstrate the ability to successfully identify and integrate non-dilutive acquisitions.

Regulatory Environment
The Company is affected by ever increasing regulations from a number of sources in the United States and in foreign locations in which the Company operates. Many of these regulations are complex and require various degrees of interpretation and increase the Company's costs. The current business environment tends to stress the avoidance of risk through regulation and oversight, the effect of which is likely to be unforeseen costs and potentially unforeseen consequences.

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

Failure to consistently and timely comply with these regulations, or the failure, breach or compromise of the Company’s policies and procedures or those of its subcontractors or agents, may result in increased operating costs, damage to the Company’s reputation, restrictions on operations and/or fines and penalties.

Competition
The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. There are a large number of companies competing in one or more segments of the industry, but the number of firms with a global network that offer a full complement of logistics services is more limited. Many of these competitors have significantly more resources than the Company. Depending on the location of the shipper and the importer, the Company must compete against both the niche players and larger entities. Additionally, most larger customers utilize the services of multiple logistics providers. The primary competitive factors are price and quality of service. Many customers regularly put their logistics services out for bid in order to improve their pricing and contractual terms.

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

Litigation/Investigations
As a multinational corporation, the Company is subject to formal or informal investigations or litigation from governmental authorities or others in the countries in which it does business. These investigations and other periodic investigations may require management time and could cause the Company to incur substantial additional legal and related costs, which may include fines and/or penalties that could have a material impact on the Company’s results of operations and operating cash flows.

The Company may also become subject to other civil litigation arising from such investigations or litigation, including but not limited to shareholder class action lawsuits and derivative claims made on behalf of the plaintiffs.

RISK FACTORS	DISCUSSION AND POTENTIAL SIGNIFICANCE

|8.

Economic Conditions
The global economy and capital and credit markets continue to experience uncertainty and volatility. Unfavorable changes in economic conditions may result in lower freight volumes and adversely affect the Company’s revenues and operating results, as experienced in 2009 and 2012. These conditions may adversely affect certain of the Company’s customers, carriers and third party services providers. Were that to occur, the Company’s revenues and net earnings could also be adversely affected. Should customers’ ability to pay deteriorate, additional bad debts may be incurred.

These unfavorable conditions can create situations where rate increases charged by carriers and other service providers are implemented with little or no advanced notice. The Company often times cannot pass these rate increases on to its customers in the same time frame, if at all. As a result, the Company’s yields and margins can be negatively impacted, as experienced in 2012.

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

|9.

ITEM 1B — UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2 — PROPERTIES
The Company owns the following properties:

Location	Nature of Property
United States:
Seattle, Washington	Office buildings
SeaTac, Washington	Office building
Humble, Texas	Office and warehouse
Inwood, New York	Office and warehouse
Edison, New Jersey	Office and warehouse
Brisbane, California	Office and warehouse
Hawthorne, California	Office and warehouse
Bensenville, llinois	Office and warehouse
Miami, Florida	Office and warehouse
Spokane, Washington	Office building

Asia Pacific:
Kowloon, Hong Kong	Offices
Taipei, Taiwan	Offices
Seoul, Korea	Office and warehouse
Shanghai, China	Office building
Beijing, China	Office buildings and warehouse

Europe:
Brussels, Belgium	Office and warehouse
Dublin, Ireland	Office and warehouse
Cork, Ireland	Office and warehouse
London, England	Office and warehouse

Latin America:
Alajuela, Costa Rica	Office building

Middle East:
Cairo, Egypt	Office and warehouse
The Company leases and maintains 69 additional offices and warehouse locations in the United States and 309 leased locations throughout the world, primarily located close to an airport, ocean port, or on an important border crossing. The majority of these facilities contain warehouse facilities. Lease terms are either on a month-to-month basis or terminate at various times through 2021. See Note 8 to the Company’s consolidated financial statements for lease commitments. The Company will investigate the possibility of building or buying suitable facilities. The Company believes that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.

ITEM 3 — LEGAL PROCEEDINGS
The Company is involved in claims, lawsuits, government investigations and other legal matters which arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations or financial position. As of December 31, 2012, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible loss, if any, beyond the amounts recorded, that might result from the resolution of these matters.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

|10.

PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock trades on The NASDAQ Global Select Market. The following table sets forth the high and low sale prices for the Company’s common stock as reported by The NASDAQ Global Select Market under the symbol EXPD.

	Common Stock			Common Stock
Quarter	High	Low	Quarter	High	Low
2012			2011
First	$47.20	$40.80	First	$56.19	$45.91
Second	$47.48	$36.72	Second	$55.30	$46.53
Third	$39.61	$34.83	Third	$53.22	$39.28
Fourth	$39.97	$34.20	Fourth	$47.73	$38.25
There were 1,118 shareholders of record as of February 21, 2012. This figure does not include a substantially greater number of beneficial holders of the Company’s common stock, whose shares are held of record by banks, brokers and other financial institutions.
The Board of Directors declared semi-annual dividends per share during the two most recent fiscal years paid as follows:

June 15, 2012	$.28
December 17, 2012	$.28
June 15, 2011	$.25
December 15, 2011	$.25
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2012	—	$—	—	24,672,952
November 1-30, 2012	2,189,662	$36.83	2,189,662	22,658,208
December 1-31, 2012	758,650	$37.27	758,650	21,947,096
Total	2,948,312	$36.94	2,948,312	21,947,096
In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of the Company’s common stock. This authorization has no expiration date. This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995. In the fourth quarter of 2012, 162,809 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.
In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200 million shares of common stock. The maximum number of shares available for repurchase under this plan will change as the total number of outstanding shares changes. This authorization has no expiration date. This plan was announced on November 13, 2001. In the fourth quarter of 2012, 2,785,503 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases included 147,953 shares that were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises and 2,637,550 shares to reduce the number of total shares outstanding.

|11.

The graph below compares Expeditors International of Washington, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the NASDAQ Transportation index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2007 and tracks it through 12/31/2012.

	12/07	12/08	12/09	12/10	12/11	12/12

Expeditors International of Washington, Inc.	$100.00	$75.07	$79.38	$125.78	$95.39	$93.48
Standard and Poor's 500 Index	100.00	63.00	79.67	91.67	93.61	108.59
NASDAQ Transportation	100.00	72.93	72.29	91.64	79.89	95.85

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

|12.

ITEM 6 — SELECTED FINANCIAL DATA
Financial Highlights
In thousands except share and per share data

	2012	2011	2010	2009	2008
Revenues	$5,980,943	6,150,498	5,967,573	4,092,283	5,633,878
Net revenues	1,824,098	1,896,477	1,692,786	1,382,786	1,603,261
Net earnings attributable to shareholders	333,360	385,679	344,172	240,217	301,014
Diluted earnings attributable to shareholders per share	1.57	1.79	1.59	1.11	1.37
Basic earnings attributable to shareholders per share	1.58	1.82	1.62	1.13	1.41
Dividends declared and paid per common share	.56	.50	.40	.38	.32
Working capital	1,515,041	1,490,738	1,278,377	1,079,444	903,010
Total assets	2,954,125	2,866,827	2,679,179	2,323,722	2,100,839
Shareholders’ equity	2,027,699	2,003,638	1,740,906	1,553,007	1,366,418
Weighted average diluted shares outstanding	211,935,171	215,033,580	216,446,656	216,533,240	219,170,003
Weighted average basic shares outstanding	210,422,945	212,117,511	212,283,966	212,112,744	212,755,946

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS
From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. The words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, "probable", "reasonably possible" or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are qualified in their entirety by reference to and are accompanied by the discussion in Item 1A of certain important factors that could cause actual results to differ materially from such forward-looking statements.
The risks included in Item 1A are not exhaustive. Furthermore, reference is also made to other sections of this report which include additional factors which could adversely impact the Company’s business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing global environment. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all of such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of actual results.
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
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Expeditors International of Washington, Inc. is engaged in the business of global logistics management, including international freight forwarding and consolidation, for both air and ocean freight. The Company acts as a customs broker in all domestic offices, and in many of its international offices. The Company also provides additional services for its customers including value-added distribution, purchase order management, vendor consolidation, domestic time definite transportation services, cargo insurance and other logistics solutions. The Company does not compete for overnight courier or small parcel business. The Company does not own or operate aircraft or steamships.
International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, and laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to current tariffs and trade restrictions and accords. The Company cannot predict which, if any, of these proposals may be adopted, nor can the Company predict the effects the adoption of any such proposal will have on the Company’s business. Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies concerning international trade, the Company’s business may also be affected by political developments and changes in government personnel or policies, as well as economic turbulence, political unrest and security concerns in the nations in which it does business and the future impact that these events may have on international trade and oil prices. The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. Consistent with continuing uncertainty in global economic conditions, concerns over volatile fuel costs, rising costs in general, political unrest and fluctuating currency exchange rates, the Company’s pricing and terms continue to be pressured by customers, carriers and service providers which has resulted in a compression of the Company's operating margins. The Company has also experienced a decrease in airfreight tonnage in 2012 compared to prior years as high technology consumer products continue to decrease in size and weight and customers improve supply-chain efficiency by utilizing deferred airfreight or ocean freight whenever possible. Absent of any meaningful improvement in these conditions, the Company expects similar trends to continue in the near term.

|13.

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
The Company’s operating units share revenue using the same arms-length pricing methodologies the Company uses when its offices transact business with independent agents. The Company charges its subsidiaries and affiliates for services rendered in the United States on a cost recovery basis. The Company’s strategy closely links compensation with operating unit profitability. Individual success is closely linked to cooperation with other operating units within the network.
As a non-asset based carrier, the Company does not own transportation assets. Rather, the Company generates the major portion of its air and ocean freight revenues by purchasing transportation services on a wholesale basis from direct (asset-based) carriers and reselling those services to its customers on a retail basis. The difference between the rate billed to customers (the sell rate) and the rate paid to the carrier (the buy rate) is termed “net revenue” or “yield.” By consolidating shipments from multiple customers and concentrating its buying power, the Company is able to negotiate favorable buy rates from the direct carriers, while at the same time offering lower sell rates than customers would otherwise be able to negotiate themselves.
Customs brokerage and other services involves providing services at destination, such as helping customers clear shipments through customs by preparing and filing required documentation, calculating and providing for payment of duties and other taxes on behalf of the customers as well as arranging for any required inspections by governmental agencies, and arranging for delivery. This is a complicated function requiring technical knowledge of customs rules and regulations in the multitude of countries in which the Company has offices.
The Company’s ability to provide services to its customers is highly dependent on good working relationships with a variety of entities including airlines, ocean steamship lines, and governmental agencies. The significance of maintaining acceptable working relationships with governmental agencies and asset-based carriers involved in global trade has gained increased importance as a result of ongoing concern over terrorism. As each carrier labors to comply with additional governmental regulations implementing security policies and procedures, inherent conflicts emerge which can and do affect global trade. A good reputation helps to develop practical working understandings that will assist in meeting security requirements while minimizing potential international trade obstacles, especially as governments promulgate new regulations and increase oversight and enforcement of new and existing laws. The Company considers its current working relationships with these entities to be satisfactory.  The airline and ocean steamship line industries have incurred significant losses in recent years and many carriers are highly leveraged with debt. This situation has required the Company to be increasingly selective in which carriers to utilize. Further changes in the financial stability, operating capabilities and capacity of asset-based carriers, space allotments available from carriers, governmental regulations, modernization of the regulations governing customs brokerage, and/or changes in governmental quota restrictions or trade accords could affect the Company’s business in unpredictable ways.
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
The Company operates in 63 countries throughout the world in the competitive global logistics industry and Company activities are tied directly to the global economy. The Company has pursued a strategy emphasizing organic growth supplemented by certain strategic acquisitions. From the inception of the Company, management has believed that the elements required for a successful global service organization can only be assured through recruiting, training, and ultimately retaining superior personnel. The Company’s greatest challenge is now and always has been perpetuating a consistent global corporate culture which demands:

•	Total dedication, first and foremost, to providing superior customer service;

•	Compliance with Company policies and government regulations;

•	Aggressive marketing of all of the Company’s service offerings;

•	Ongoing development of key employees and management personnel via formal and informal means;

•	Creation of unlimited advancement opportunities for employees dedicated to hard work, personal growth and continuous improvement;

•
Individual commitment to the identification and mentoring of successors for every key position so that when inevitable change is required, a qualified and well-trained internal candidate is ready to step forward; and

|14.

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
As described in Note 1.H to the consolidated financial statements in this report, the Company accounts for share-based compensation based on an estimate of the fair value of options granted to employees under the Company’s stock option and stock purchase rights plans. This expense, as adjusted for expected forfeitures, is recorded on a straight-line basis over the vesting period.
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

|15.

The fair value of an option is more significantly impacted by changes in the expected volatility and expected life assumptions. The pre-vesting forfeitures assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeitures assumption would not impact the total amount of expense ultimately recognized over the vesting period. Different forfeiture assumptions would only impact the timing of expense recognition over the vesting period. Estimated forfeitures are reassessed in subsequent periods and may change based on new facts and circumstances.
Results of Operations
The following table shows the consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for 2012, 2011, and 2010 expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues of the relative importance of the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment whereas revenues earned by the Company in its other capacities include only the commissions and fees actually earned by the Company.

	2012		2011		2010
In thousands	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
Net revenues:
Airfreight services	$617,220	34%	$700,352	37%	$640,230	38%
Ocean freight and ocean services	432,721	24	435,425	23	385,523	23
Customs brokerage and other services	774,157	42	760,700	40	667,033	39
Total net revenues	1,824,098	100	1,896,477	100	1,692,786	100
Overhead expenses:
Salaries and related costs	995,052	55	993,358	52	894,132	53
Other	298,248	16	284,792	15	251,424	15
Total overhead expenses	1,293,300	71	1,278,150	67	1,145,556	68
Operating income	530,798	29	618,327	33	547,230	32
Other income, net	19,595	1	19,701	1	16,838	1
Earnings before income taxes	550,393	30	638,028	34	564,068	33
Income tax expense	217,424	12	251,785	13	219,863	13
Net earnings	332,969	18	386,243	21	344,205	20
Less net (losses) earnings attributable to the noncontrolling interest	(391)	—	564	—	33	—
Net earnings attributable to shareholders	$333,360	18%	$385,679	21%	$344,172	20%
2012 compared with 2011
Net revenues:
Airfreight services net revenues in 2012 decreased 12% as compared with 2011. The decrease in global airfreight services net revenues was primarily due to a 6% decrease in airfreight tonnage and a 7% decrease in net revenue per kilo. North America, Asia Pacific and Europe airfreight services net revenues decreased 7%, 16% and 13%, respectively, in 2012 as compared with 2011, while airfreight export tonnage decreased 12%, 2% and 6% in North America, Asia Pacific and Europe, respectively. The decline in airfreight tonnage in 2012 can be attributed to an overall decrease in the global airfreight market as high technology consumer products continue to decrease in size and weight and customers improve supply-chain efficiency by utilizing deferred airfreight or ocean freight whenever possible, and a lower level of customer specific infrastructure and project related tonnage than experienced in 2011. Net revenue per kilo was lower in 2012 compared to 2011 as carriers reduced overall available capacity to manage market pricing and the Company was unable to implement corresponding price adjustments to its customers in a timely manner.
Ocean freight and ocean services net revenues decreased 1% in 2012 as compared with 2011. North America ocean freight net revenues increased 2% while Asia Pacific and Europe ocean freight net revenues decreased by 3% and 1%, respectively, in 2012 as compared with 2011.
Ocean freight net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The largest component of the Company’s ocean freight net revenue is derived from ocean freight consolidation which represented 47% and 50% of ocean freight net revenue in 2012 and 2011, respectively.
Ocean freight consolidation net revenue decreased 7% in 2012 as compared with 2011, primarily due to a 4% decrease in net revenue per container and a 2% decrease in container volume as measured in terms of forty-foot container equivalent units (FEUs). The decrease in net revenue per container resulted from the timing of significant increases in buy rates implemented by carriers, requirements to provide notice of these increases to customers and the company's ability to implement commensurate increases in its sell rates. Direct ocean freight forwarding and order management net revenues, which are primarily fee-based, increased 8% and 2%, respectively, in 2012, as compared with 2011, due to an increase in market share and volume.
Customs brokerage and other services net revenues increased 2% in 2012 as compared with 2011, primarily as a result of an increase in domestic time definite transportation volumes. Customers continue to seek out customs brokers with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.

|16.

Overhead expenses:
Salaries and related costs increased 0.2% in 2012, as compared with 2011, primarily due to a higher average number of employees, increases in base salaries, payroll taxes and medical costs, which were partially offset by a decline in bonuses earned due to lower operating income.
Salaries and related costs and stock-based compensation expense as a percentage of net revenue are as follows:

	Years ended December 31,
In thousands	2012	2011
Salaries and related costs	$995,052	$993,358
As a % of net revenue	54.6%	52.4%
Stock compensation expense	$44,058	$44,278
As a % of net revenue	2.4%	2.3%
Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation will occur in proportion to changes in Company operating income, creating a direct alignment between corporate performance and shareholder interests. However, the results in 2012 were not consistent with this historical relationship primarily due to a decrease in net revenues while the average number of employees increased to support customer driven initiatives, enhance information systems and expand certain products. Bonuses to field and executive management in 2012, consistent with declines in branch and Company performance, were down 9% and 14%, respectively, as compared with 2011. The Company’s management incentive compensation programs have always been incentive-based and performance driven and there is no built-in bias that favors or enriches management in a manner inconsistent with overall corporate performance.
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
Other overhead expenses increased 5% in 2012, as compared with 2011. This increase is primarily due to the European Commission's finding against the Company for anti-competitive behavior, which resulted in a fine of €4.14 million ($5.5 million), higher legal expenses, an adjustment for certain foreign indirect withholding taxes of approximately $5.9 million, claims related to increased liability limits and cost associated with maintaining and enhancing our information systems. The Company also decided not to continue pursuit of certain real estate development projects recorded under construction in process and expensed the associated costs of $3 million as a component of rent and occupancy expense.These increases offset lower travel and entertainment expense achieved through continued cost reduction measures. Other overhead expenses as a percentage of net revenues increased 1% in 2012, as compared with 2011.
Income tax expense:
The Company pays income taxes in the United States and other jurisdictions. The Company’s consolidated effective income tax rate was 39.5% in both 2012 and 2011. On a percentage basis, relative to pre-tax earnings, available tax deductions associated with disqualifying dispositions of both incentive stock options and employee stock purchase plan shares were consistent between both 2012 and 2011. The tax benefit related to stock-based compensation expense is recorded for non-qualified stock options at the time the related compensation expense is recognized while the tax benefit received for disqualifying dispositions of incentive stock options and employee stock purchase plan shares cannot be anticipated and is recorded at the time of the disqualifying event.
2011 compared with 2010
Net revenues:
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
In 2011 and 2010, the majority of the Company's ocean freight net revenue was derived from ocean freight consolidation which represented 50% and 51%, respectively, of ocean freight net revenue.
Ocean freight consolidation net revenue increased 12% in 2011 as compared with 2010, primarily due to a 10% increase in net revenue per container. Similar to airfreight, the increase in net revenue per container resulted from excess carrier capacity in 2011 leading to the creation of positive buying opportunities, primarily in Asia. Volume, as measured in terms of FEUs, increased 2% in 2011 as compared with 2010. Direct ocean freight forwarding

|17.

and order management, which are primarily fee-based, increased 13% and 16%, respectively, in 2011, as compared with 2010, due to an increase in volume.
Customs brokerage and other services net revenues increased 14% in 2011 as compared with 2010, primarily as a result of growth in market share and an increase in domestic time definite transportation volumes. Customers continue to seek out customs brokers with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.
Overhead expenses:
Salaries and related costs increased 11% in 2011, as compared with 2010, primarily as a result of (i) an increase in the number of employees, (ii) an overall increase in average base salaries and related taxes and benefits and (iii) larger bonuses earned from achieving higher operating income.
Salaries and related costs and stock-based compensation expense as a percentage of net revenue are as follows:

	Years ended December 31,
In thousands	2011	2010
Salaries and related costs	$993,358	$894,132
As a % of net revenue	52.4%	52.8%
Stock compensation expense	$44,278	$43,743
As a % of net revenue	2.3%	2.6%
Bonuses to field and corporate management in 2011 were up 13% as compared with 2010, primarily as a result of a 13% increase in operating income.
Other overhead expenses increased 13% in 2011, as compared with 2010, primarily as a result of increased facilities costs, higher business taxes, systems maintenance and consulting expenses, travel and other expenses related to increased activity. Legal and related expenses increased slightly in 2011, as compared with 2010, primarily attributable to responding to matters related to anti-competition allegations by the European Commission. Other overhead expenses as a percentage of net revenues remained constant for 2011, as compared with 2010.
Other income, net:
Other income, net, increased 17% in 2011, as compared with 2010. Interest income increased $3 million due to higher average cash and cash equivalents balances during 2011, as compared with 2010.
Income tax expense:
The Company's consolidated effective income tax rate in 2011 was 39.5% as compared to 38.9% for 2010. The higher consolidated effective income tax rate for 2011, as compared with 2010, is primarily the result of higher State tax rates and a lower tax benefit received for disqualifying dispositions of incentive stock options for 2011, as compared with 2010.
Currency and Other Risk Factors
The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during 2012, 2011 and 2010 was insignificant. The Company had no foreign currency derivatives outstanding at December 31, 2012 and 2011. Net foreign currency losses were $5 million, $2 million and $2 million in 2012, 2011 and 2010, respectively.
International air and ocean freight forwarding and customs brokerage are intensively competitive and are expected to remain so for the foreseeable future. There are a large number of entities competing in the international logistics industry, some of which have significantly more resources than the Company; however, the Company’s primary competition is confined to a relatively small number of companies within this group. The industry continues to experience consolidations into larger firms striving for stronger and more complete multinational and multi-service networks. However, regional and local brokers and forwarders remain a competitive force.
The primary competitive factors in the international logistics industry continue to be price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. The Company emphasizes quality customer service and believes that its prices are competitive with those of others in the industry. Larger customers utilize more sophisticated and efficient procedures for the management of their logistics supply chains by embracing strategies such as just-in-time inventory management. The Company believes that this trend has resulted in customers using fewer service providers with greater technological capacity and more consistent global coverage. Accordingly, sophisticated computerized customer service capabilities and a stable worldwide network have become significant factors in attracting and retaining customers. Developing and maintaining these systems and a worldwide network has added a considerable indirect cost to the services provided to customers. Smaller and middle-tier competitors, in general, do not have the resources available to develop customized systems and a worldwide network.

|18.

Liquidity and Capital Resources
The Company’s principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the year ended December 31, 2012 was $370 million, as compared with $457 million for 2011. This $87 million decrease is primarily due to changes in working capital accounts and lower earnings. At December 31, 2012, working capital was $1,515 million, including cash and cash equivalents of $1,261 million. The Company had no long-term debt at December 31, 2012. Management believes that the Company’s current cash position and operating cash flows will be sufficient to meet its capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
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
Cash used in investing activities for the year ended December 31, 2012 was $47 million, as compared with $80 million for 2011. The largest use of cash in investing activities is cash paid for capital expenditures. The Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. The Company routinely invests in technology, leasehold improvements and equipment and office furniture. For the year ended December 31, 2012, the Company made capital expenditures of $48 million as compared with $78 million for 2011. This includes capital expenditures as noted above and approximately $7 million for the development of office and warehouse facilities in Beijing, China. Total anticipated capital expenditures in 2013 are currently estimated to be $100 million. This includes routine capital expenditures as noted above, plus additional real estate development.
Cash used in financing activities for the year ended December 31, 2012 was $363 million as compared with $157 million in 2011. The Company uses the proceeds from stock option exercises to repurchase the Company’s common stock on the open market. In 2012, the Company continued its policy of repurchasing stock to limit growth in issued and outstanding shares as a result of stock option exercises. The increase in cash used in financing activities for the year ended December 31, 2012, as compared with the same period in 2011, is primarily the result of this policy and additional discretionary repurchases of 5.7 million shares at an average per share price of $37.00. During 2012 and 2011, the Company paid dividends of $.56 per share and $.50 per share, respectively.
The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises. As of December 31, 2012, the Company had repurchased and retired 24,444,917 shares of common stock at an average price of $23.46 per share over the period from 1994 through 2012. During 2012, 1,324,491 shares were repurchased at an average price of $38.38 per share.
The Company has a Discretionary Stock Repurchase Plan under which Management is allowed to repurchase such shares as may be necessary to reduce the issued and outstanding stock to 200,000,000 shares of common stock. As of December 31, 2012, the Company had repurchased and retired 27,871,019 shares of common stock at an average price of $35.71 per share over the period from 2001 through 2012. During 2012, 6,714,813 shares were repurchased at an average price of $37.47 per share.
The Company follows established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. The Company’s investment portfolio has not been adversely impacted by the disruption in the credit markets. However, there can be no assurance that the Company’s investment portfolio will not be adversely affected in the future.
The Company cannot predict what impact ongoing uncertainties in the global economy may have on its operating results, freight volumes, pricing, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or on changes in competitors' behavior.
The Company maintains international unsecured bank lines of credit. At December 31, 2012, amounts available for borrowing under international bank lines of credit totaled $15 million. At December 31, 2012, the Company was contingently liable for $99 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

		Amount of commitment expiration per period
In thousands	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Standby letters of credit and guarantees	$98,600	$94,279	$2,212	$2,082	$27

|19.

At December 31, 2012, the Company’s contractual obligations are as follows:

		Payments due by period
In thousands	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Contractual Obligations:
Operating leases	$108,301	$42,152	$39,214	$12,442	$14,493
Unconditional purchase obligations	86,929	86,929	—	—	—
Construction and equipment purchase obligations	6,138	6,138	—	—	—
Total contractual cash obligations	$201,368	$135,219	$39,214	$12,442	$14,493
The Company enters into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. The Company only enters into agreements that management believes the Company can fulfill with relative ease. Historically, the Company has met these obligations in the normal course of business. Management believes, in line with historical experience, committed purchase obligations outstanding as of December 31, 2012 will be fulfilled during 2013 in the Company’s ordinary course of business.
The Company's foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and needs to finance local capital expenditures. In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At December 31, 2012, cash and cash equivalent balances of $657 million were held by the Company’s non-United States subsidiaries, of which $55 million was held in banks in the United States. Earnings of the Company's foreign subsidiaries are not considered to be indefinitely reinvested outside of the United Sates and, accordingly, a deferred tax liability has been accrued for all undistributed earnings, net of foreign related tax credits, that are available to be repatriated.
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
Off-Balance Sheet Arrangements
As of December 31, 2012, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the year ended December 31, 2012, would have had the effect of raising operating income approximately $40 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $33 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
As of December 31, 2012, the Company had less than $1 million of net unsettled intercompany transactions. The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity throughout the year ended December 31, 2012, was insignificant. Net foreign currency losses were $5 million, $2 million and $2 million in 2012, 2011 and 2010, respectively. The Company had no foreign currency derivatives outstanding at December 31, 2012 and 2011. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. The majority of intercompany billings are resolved within 30 days.
Interest Rate Risk
At December 31, 2012, the Company had cash, cash equivalents and short-term investments of $1,261 million, of which $803 million was invested at various short-term market interest rates. The Company had no significant short-term borrowings at December 31, 2012. A hypothetical change in the interest rate of 10 basis points at December 31, 2012 would not have a significant impact on the Company’s earnings.
In management’s opinion, there has been no material change in the Company’s interest rate risk exposure between 2012 and 2011.

|20.

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
A system of internal control can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting, as of December 31, 2012, based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2012, which is included on page F-2.

|21.

ITEM 9B — OTHER INFORMATION
Not applicable.
PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is set forth below or incorporated by reference to information under the caption “Proposal 1–Election of Directors” and to the information under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance - Director Nomination Process” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 1, 2013. See also Part I - Item 1 - Executive Officers of the Registrant.
Audit Committee and Audit Committee Financial Expert
Our Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Mark Emmert, Dan Kourkoumelis, Michael Malone, John Meisenbach, Robert Wright and Tay Yoshitani. Our Board has determined that Robert Wright, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 407(d)(5) of Regulation S-K under the Exchange Act and that each member of the Audit Committee is independent under the NASDAQ independence standards applicable to audit committee members.
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
ITEM 11 — EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to information under the captions “Proposal 1–Election of Directors” and “Executive Compensation” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 1, 2013.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to information under the captions “Principal Holders of Voting Securities” and “Proposal 1–Election of Directors” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 1, 2013.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2012, regarding compensation plans under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Available for Future Issuance, Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3)
Equity Compensation Plans Approved by Security Holders	17,833,764	$40.51	2,259,344
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	17,833,764	$40.51	2,259,344

(1)	Does not include 26,700 restricted stock awards that were not fully vested as of December 31, 2012.

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock awards which have no exercise price.

(3)	Includes 1,966,432 available for issuance under the employee stock purchase plans, 220,210 available for future grants of stock options and 72,702 available for issuance of restricted stock awards.

|22.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to information under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 1, 2013.
ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to information under the caption “Relationship with Independent Public Accountants” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 1, 2013.
PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
(a)	1.	FINANCIAL STATEMENTS
		Reports of Independent Registered Public Accounting Firm	F-1 and F-2
		Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3
		Consolidated Statements of Earnings for the Years Ended December 31, 2012, 2011 and 2010	F-4
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010	F-5
		Consolidated Statements of Equity for the Years Ended December 31, 2012, 2011 and 2010	F-6 and F-7
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	F-8
		Notes to Consolidated Financial Statements	F-9 through F-19
	2.	FINANCIAL STATEMENT SCHEDULES
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
The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)	Form of Employment Agreement executed by the Company’s Chairman and Chief Executive Officer. See Exhibit 10.23.

(2)	Form of Employment Agreement executed by the Company’s President and Chief Operating Officer and certain of the Company’s executive officers. See Exhibit 10.24.

(3)	Form of Employment Agreement executed by the Company’s Chief Financial Officer. See Exhibit 10.25.

(4)	Form of Employment Agreement executed by the Company's President-Asia Pacific and Director. See Exhibit 10.26.

(5)	The Company’s Amended 1993 Directors’ Non-Qualified Stock Option Plan. See Exhibit 10.39.

(6)	Form of Stock Option Agreement used in connection with options granted under the Company’s 1993 Directors’ Non-Qualified Stock Option Plan. See Exhibit 10.9.

(7)	The Company’s Amended 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.40.

(8)	Form of Stock Option Agreement used in connection with Non-Qualified options granted under the Company’s 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.30.

(9)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.31.

(10)	The Company’s 2008 Executive Incentive Compensation Plan. See Exhibit 10.35.

(11)	The Company’s 2008 Directors’ Restricted Stock Plan. See Exhibit 10.36.

(12)	The Company’s 2002 Employee Stock Purchase Plan. See Exhibit 10.42.

(13)	The Company’s 2005 Stock Option Plan. See Exhibit 10.45.

(14)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2005 Stock Option Plan. See Exhibit 10.46.

(15)	The Company’s 2006 Stock Option Plan. See Exhibit 10.47.

(16)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2006 Stock Option Plan. See Exhibit 10.48.

(17)	The Company’s 2007 Stock Option Plan. See Exhibit 10.49.

(18)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2007 Stock Option Plan. See Exhibit 10.50.

(19)	The Company’s 2008 Stock Option Plan. See Exhibit 10.51.

(20)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2008 Stock Option Plan. See Exhibit 10.52.

(21)	The Company’s 2009 Stock Option Plan. See Exhibit 10.53.

|23.

(22)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2009 Stock Option Plan. See Exhibit 10.54.

(23)	The Company’s 2010 Stock Option Plan. See Exhibit 10.55.

(24)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2010 Stock Option Plan. See Exhibit 10.56.

(25)	The Company’s 2011 Stock Option Plan. See Exhibit 10.57.

(26)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2011 Stock Option Plan. See Exhibit 10.58.

(27)	The Company’s 2012 Stock Option Plan. See Exhibit 10.59.

(28)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2012 Stock Option Plan. See Exhibit 10.60.

(b)EXHIBITS

Exhibit Number	Exhibit

3.1
The Company’s Restated Articles of Incorporation and the Articles of Amendment thereto dated December 9, 1993. (Incorporated by reference to Exhibit 3.1 to Form 10-K, filed on or about March 31, 1995.)

3.1.1	Articles of Amendment to the Restated Articles of Incorporation dated November 12, 1996. (Incorporated by reference to Exhibit 3.1.1 to Form 10-K, filed on or about March 31, 1997.)

3.1.2	Articles of Amendment to the Restated Articles of Incorporation dated May 20, 1999. (Incorporated by reference to Exhibit 3.1.2 to Form 10-K, filed on or about March 28, 2003.)

3.1.3	Articles of Amendment to the Restated Articles of Incorporation dated June 12, 2002. (Incorporated by reference to Exhibit 3.1.3 to Form 10-K, filed on or about March 28, 2003.)

3.1.4	Articles of Amendment to the Restated Articles of Incorporation dated August 2, 2006.

3.2	The Company’s Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to Form 10-Q, filed on or about August 8, 2012.)

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

10.25	Form of Employment Agreement executed by the Company’s Chief Financial Officer dated December 31, 2008. (Incorporated by reference to Exhibit 10.25 to Form 10-K, filed on or about February 27, 2009.)

10.26	Form of Employment Agreement executed by the Company's President Asia-Pacific and Director (Incorporated by reference to Exhibit 10.18 to Registration Statement No. 2-91224, filed on May 21, 1984.)

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

|24.

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

10.46
Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2005 Stock Option Plan. (Incorporated by reference to Exhibit 10.46 to Form 10-K filed on or about March 1, 2007.)

10.47
The Company’s 2006 Stock Option Plan. (Incorporated by reference to Appendix A of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about April 4, 2006.)

10.48
Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2006 Stock Option Plan. (Incorporated by reference to Exhibit 10.48 to Form 10-K filed on or about March 1, 2007.)

10.49
The Company’s 2007 Stock Option Plan. (Incorporated by reference to Appendix A of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 30, 2007.)

10.50
Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2007 Stock Option Plan. (Incorporated by reference to Exhibit 10.50 to Form 10-K filed on or about February 9, 2008.)

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

10.59
The Company's 2012 Stock Option Plan. (Incorporated by reference to Appendix A of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 20, 2012.)

10.60
Form of Stock Option Agreement used in connection with options granted under the Company's 2012 Stock Option Plan. (Incorporated by reference to Appendix B of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 20, 2011.)

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

|25.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2013

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

By:	/s/ Bradley S. Powell
Bradley S. Powell
Senior Vice President and Chief Financial Officer

|26.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2013.

Signature	Title

/s/ Peter J. Rose	Chairman of the Board and Chief Executive Officer
(Peter J. Rose)	(Principal Executive Officer) and Director

/s/ R. Jordan Gates	President and Chief Operating Officer and Director
(R. Jordan Gates)

/s/ James Li Kou Wang	President-Asia Pacific and Director
(James Li Kou Wang)

/s/ Bradley S. Powell	Senior Vice President and Chief Financial Officer
(Bradley S. Powell)	(Principal Financial and Accounting Officer)

/s/ Mark A. Emmert	Director
(Mark A. Emmert)

/s/ Dan P. Kourkoumelis	Director
(Dan P. Kourkoumelis)

/s/ Michael J. Malone	Director
(Michael J. Malone)

/s/ John W. Meisenbach	Director
(John W. Meisenbach)

/s/ Robert R. Wright	Director
(Robert R. Wright)

/s/ Tay Yoshitani	Director
(Tay Yoshitani)

|27.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
COMPRISING ITEM 8
ANNUAL REPORT ON FORM 10-K
TO SECURITIES AND EXCHANGE COMMISSION FOR THE
YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Expeditors International of Washington, Inc.:
We have audited the accompanying consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Expeditors International of Washington, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Seattle, Washington
February 27, 2013

|F-1

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Expeditors International of Washington, Inc.:
We have audited Expeditors International of Washington, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Expeditors International of Washington, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Expeditors International of Washington, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, Washington
February 27, 2013

|F-2

Consolidated Balance Sheets
In thousands except share data

December 31,	2012	2011
Current Assets:
Cash and cash equivalents	$1,260,842	1,294,356
Accounts receivable, less allowance for doubtful accounts of $9,383 in 2012 and $10,381 in 2011	1,031,376	934,752
Deferred Federal and state income taxes	12,102	10,415
Other	53,279	47,360
Total current assets	2,357,599	2,286,883
Property and equipment, net	556,204	538,806
Goodwill	7,927	7,927
Other assets, net	32,395	33,211
Total assets	$2,954,125	2,866,827

Current Liabilities:
Accounts payable	$641,593	606,628
Accrued expenses, primarily salaries and related costs	178,995	169,445
Federal, state, and foreign income taxes	21,970	20,072
Total current liabilities	842,558	796,145
Deferred Federal and state income taxes	78,997	60,613
Commitments and contingencies

Shareholders’ Equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; none issued	—	—
Common stock, par value $.01 per share, authorized 640,000,000 shares;
issued and outstanding 206,392,013 shares at December 31, 2012
and 212,003,662 shares at December 31, 2011	2,064	2,120
Additional paid-in capital	1,283	13,260
Retained earnings	2,018,618	1,991,222
Accumulated other comprehensive income (loss)	5,734	(2,964)
Total shareholders’ equity	2,027,699	2,003,638
Noncontrolling interest	4,871	6,431
Total equity	2,032,570	2,010,069
Total liabilities and equity	$2,954,125	2,866,827
See accompanying notes to consolidated financial statements.

|F-3.

Consolidated Statements of Earnings
In thousands except share data

Years ended December 31,	2012	2011	2010
Revenues:
Airfreight services	$2,600,916	2,893,474	2,821,828
Ocean freight and ocean services	1,974,891	1,878,595	1,955,400
Customs brokerage and other services	1,405,136	1,378,429	1,190,345
Total revenues	5,980,943	6,150,498	5,967,573
Operating Expenses:
Airfreight consolidation	1,983,696	2,193,122	2,181,598
Ocean freight consolidation	1,542,170	1,443,170	1,569,877
Customs brokerage and other services	630,979	617,729	523,312
Salaries and related costs	995,052	993,358	894,132
Rent and occupancy costs	88,044	84,665	77,209
Depreciation and amortization	39,940	36,776	36,900
Selling and promotion	34,184	38,974	32,055
Other	136,080	124,377	105,260
Total operating expenses	5,450,145	5,532,171	5,420,343
Operating income	530,798	618,327	547,230
Other Income (Expense):
Interest income	12,763	10,235	7,002
Interest expense	(1,251)	(970)	(576)
Other, net	8,083	10,436	10,412
Other income, net	19,595	19,701	16,838
Earnings before income taxes	550,393	638,028	564,068
Income tax expense	217,424	251,785	219,863
Net earnings	332,969	386,243	344,205
Less net (losses) earnings attributable to the noncontrolling interest	(391)	564	33
Net earnings attributable to shareholders	$333,360	385,679	344,172
Diluted earnings attributable to shareholders per share	$1.57	1.79	1.59
Basic earnings attributable to shareholders per share	$1.58	1.82	1.62
Weighted average diluted shares outstanding	211,935,171	215,033,580	216,446,656
Weighted average basic shares outstanding	210,422,945	212,117,511	212,283,966
See accompanying notes to consolidated financial statements.

|F-4.

Consolidated Statements of Comprehensive Income
In thousands

Years ended December 31,	2012	2011	2010
Net earnings	$332,969	$386,243	$344,205
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $4,419 in 2012, $6,471 in 2011 and $4,122 in 2010	8,164	(12,131)	7,447
Reclassification adjustments for foreign currency realized losses, net of tax of $348 in 2012, $393 in 2011 and $0 in 2010	647	616	—
Other comprehensive income (loss)	8,811	(11,515)	7,447
Comprehensive income	341,780	374,728	351,652
Less comprehensive (loss) income attributable to the noncontrolling interest	(278)	138	(41)
Comprehensive income attributable to shareholders	$342,058	$374,590	$351,693
See accompanying notes to consolidated financial statements.

|F-5.

Consolidated Statements of Equity
In thousands except share data
Years ended December 31, 2012, 2011 and 2010

	Common Stock
	Shares	Par Value
Balance at December 31, 2009	212,025,494	$2,120
Exercise of stock options and release of restricted shares	4,781,971	48
Issuance of shares under stock purchase plan	694,329	7
Shares repurchased under provisions of stock repurchase plans	(5,454,020)	(55)
Stock compensation expense	—	—
Tax benefits from stock plans, net	—	—
Net earnings	—	—
Other comprehensive income	—	—
Dividends paid ($.40 per share)	—	—
Distributions of dividends to noncontrolling interest	—	—
Balance at December 31, 2010	212,047,774	2,120
Exercise of stock options and release of restricted shares	1,632,077	16
Issuance of shares under stock purchase plan	663,386	7
Shares repurchased under provisions of stock repurchase plans	(2,339,575)	(23)
Stock compensation expense	—	—
Tax benefits from stock plans, net	—	—
Net earnings	—	—
Other comprehensive loss	—	—
Dividends paid ($.50 per share)	—	—
Distributions of dividends to noncontrolling interest	—	—
Balance at December 31, 2011	212,003,662	2,120
Exercise of stock options and release of restricted shares	1,653,994	16
Issuance of shares under stock purchase plan	773,661	8
Shares repurchased under provisions of stock repurchase plans	(8,039,304)	(80)
Stock compensation expense	—	—
Tax benefits from stock plans, net	—	—
Net earnings	—	—
Other comprehensive income	—	—
Dividends paid ($.56 per share)	—	—
Distributions of dividends to noncontrolling interest	—	—
Balance at December 31, 2012	206,392,013	2,064

|F-6.

	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2009	18,265	1,532,018	604	1,553,007	8,340	1,561,347
Exercise of stock options and release of restricted shares	79,186	—	—	79,234	—	79,234
Issuance of shares under stock purchase plan	20,543	—	—	20,550	—	20,550
Shares repurchased under provisions of stock repurchase plans	(172,188)	(74,069)	—	(246,312)	—	(246,312)
Stock compensation expense	43,743	—	—	43,743	—	43,743
Tax benefits from stock plans, net	23,863	—	—	23,863	—	23,863
Net earnings	—	344,172	—	344,172	33	344,205
Other comprehensive income	—	—	7,521	7,521	(74)	7,447
Dividends paid ($.40 per share)	—	(84,872)	—	(84,872)	—	(84,872)
Distributions of dividends to noncontrolling interest	—	—	—	—	(1,051)	(1,051)
Balance at December 31, 2010	13,412	1,717,249	8,125	1,740,906	7,248	1,748,154
Exercise of stock options and release of restricted shares	32,406	—	—	32,422	—	32,422
Issuance of shares under stock purchase plan	24,217	—	—	24,224	—	24,224
Shares repurchased under provisions of stock repurchase plans	(106,353)	(5,695)	—	(112,071)	—	(112,071)
Stock compensation expense	44,278	—	—	44,278	—	44,278
Tax benefits from stock plans, net	5,300	—	—	5,300	—	5,300
Net earnings	—	385,679	—	385,679	564	386,243
Other comprehensive loss	—	—	(11,089)	(11,089)	(426)	(11,515)
Dividends paid ($.50 per share)	—	(106,011)	—	(106,011)	—	(106,011)
Distributions of dividends to noncontrolling interest	—	—	—	—	(955)	(955)
Balance at December 31, 2011	13,260	1,991,222	(2,964)	2,003,638	6,431	2,010,069
Exercise of stock options and release of restricted shares	29,103	—	—	29,119	—	29,119
Issuance of shares under stock purchase plan	23,384	—	—	23,392	—	23,392
Shares repurchased under provisions of stock repurchase plans	(113,633)	(188,701)	—	(302,414)	—	(302,414)
Stock compensation expense	44,058	—	—	44,058	—	44,058
Tax benefits from stock plans, net	5,111	—	—	5,111	—	5,111
Net earnings	—	333,360	—	333,360	(391)	332,969
Other comprehensive income	—	—	8,698	8,698	113	8,811
Dividends paid ($.56 per share)	—	(117,263)	—	(117,263)	—	(117,263)
Distributions of dividends to noncontrolling interest	—	—	—	—	(1,282)	(1,282)
Balance at December 31, 2012	1,283	2,018,618	5,734	2,027,699	4,871	2,032,570
See accompanying notes to consolidated financial statements.

|F-7.

Consolidated Statements of Cash Flows
In thousands

Years ended December 31,	2012	2011	2010
Operating Activities:
Net earnings	$332,969	386,243	344,205
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Recoveries) provision for losses on accounts receivable	(90)	1,327	3,414
Deferred income tax expense (benefit)	11,639	(4,065)	10,569
Excess tax benefits from stock plans	(5,401)	(5,300)	(23,863)
Stock compensation expense	44,058	44,278	43,743
Depreciation and amortization	39,940	36,776	36,900
Other	4,864	2,496	1,215
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(89,856)	46,915	(188,823)
Increase (decrease) in accounts payable and accrued expenses	30,625	(40,819)	130,138
Increase (decrease) in income taxes payable, net	1,441	(3,237)	39,495
(Increase) decrease in other current assets	(63)	(7,483)	(1,475)
Net cash from operating activities	370,126	457,131	395,518
Investing Activities:
Purchase of property and equipment	(47,626)	(78,115)	(42,408)
Prepayment on long-term leases, net	—	(936)	—
Other	632	(1,288)	229
Net cash from investing activities	(46,994)	(80,339)	(42,179)
Financing Activities:
Proceeds from issuance of common stock	52,511	56,646	99,784
Repurchases of common stock	(302,414)	(112,071)	(246,312)
Excess tax benefits from stock plans	5,401	5,300	23,863
Dividends paid	(117,263)	(106,011)	(84,872)
Distributions to noncontrolling interest	(1,282)	(955)	(1,051)
Net cash from financing activities	(363,047)	(157,091)	(208,588)
Effect of exchange rate changes on cash and cash equivalents	6,401	(9,810)	13,785
(Decrease) increase in cash and cash equivalents	(33,514)	209,891	158,536
Cash and cash equivalents at beginning of year	1,294,356	1,084,465	925,929
Cash and cash equivalents at end of year	1,260,842	1,294,356	1,084,465
Interest and Taxes Paid:
Interest	515	296	110
Income taxes	207,174	266,621	171,618
See accompanying notes to consolidated financial statements

|F-8.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for share data. Certain prior year amounts have been reclassified to conform to the 2012 presentation.
B.  |  Cash Equivalents
All highly liquid investments with a maturity of three months or less at date of purchase are considered to be cash equivalents.
C.  |  Accounts Receivable
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $9,383, $10,381 and $14,636 as of December 31, 2012, 2011 and 2010, respectively. Additions and write-offs have not been significant in any of these years.
D.  |  Long-Lived Assets, Depreciation and Amortization
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
For the years ended December 31, 2012 and 2011, the Company performed the required goodwill annual impairment test during the fourth quarter and determined that no impairment had occurred.
E.  |  Revenues and Revenue Recognition
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

|F-9.

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
F.  |  Income Taxes
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
G  |  Net Earnings Attributable to Shareholders per Common Share
Diluted earnings attributable to shareholders per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares represent outstanding stock options and stock purchase rights. Basic earnings attributable to shareholders per share is calculated using the weighted average number of common shares outstanding without taking into consideration dilutive potential common shares outstanding.
H.  |  Stock Plans
The Company recognizes stock compensation expense based on an estimate of the fair value of awards granted to employees and directors under the Company’s stock option, director restricted stock and employee stock purchase rights plans. This expense, adjusted for expected forfeitures, is recognized on a straight-line basis over the stock awards' vesting periods.
I.  |  Foreign Currency
Foreign currency amounts attributable to foreign operations have been translated into U.S. dollars using year-end exchange rates for assets and liabilities, historical rates for equity, and weighted average rates for revenues and expenses. Translation adjustments resulting from this process are recorded as components of other comprehensive income until complete or substantially complete liquidation by the Company of its investment in a foreign entity. Currency fluctuations are a normal operating factor in the conduct of the Company’s business and foreign exchange transaction gains and losses are included in revenues and operating expenses. Also, the Company is exposed to foreign currency exchange fluctuations on monetary assets and liabilities denominated in currencies that are not the local functional currency. Foreign exchange gains and losses on such balances are recognized in net earnings as other income. Net foreign currency losses in 2012, 2011 and 2010 were $4,525, $1,947 and $2,157, respectively.
The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure. Accordingly, the Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial

|F-10.

limitations on the Company’s ability to move money freely. Such hedging activity during 2012, 2011, and 2010 was insignificant. The Company had no foreign currency derivatives outstanding at December 31, 2012 and 2011.
J.  |  Comprehensive Income
Comprehensive income consists of net earnings and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net earnings. For the Company, these consist of foreign currency translation gains and losses, net of related income tax effects and comprehensive income or loss attributable to the noncontrolling interests. Upon the complete or substantially complete liquidation of the Company's investment in a foreign entity, cumulative translation adjustments are recorded as reclassification adjustments in other comprehensive income and recognized in net earnings as Other, net.
Accumulated other comprehensive income consisted entirely of foreign currency translation adjustments, net of related income tax effects, as of December 31, 2012 and 2011.
K.  |  Segment Reporting
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
L.  |  Use of Estimates
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
M.  |  Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-No. 05 “Presentation of Comprehensive Income”, which amends Accounting Standards Codification (ASC) Topic 220 -“Comprehensive Income”. This update is intended to increase the prominence of items reported in other comprehensive income by giving the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the provisions of ASU 2011-No. 05, as amended by ASU 2011-No. 12, beginning in the first quarter of 2012. Accordingly, consolidated statements of comprehensive income were included consecutive to the consolidated statements of earnings. The adoption only had a presentation impact on the Company's consolidated financial statements.

NOTE 2.	PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

	Years ended December 31,
	2012	2011
Land	$169,985	$167,037
Buildings and leasehold improvements	446,381	400,487
Furniture, fixtures, equipment and purchased software	253,668	233,447
Construction in progress	11,765	34,316
Property and equipment, at cost	881,799	835,287
Less accumulated depreciation and amortization	325,595	296,481
Property and equipment, net	556,204	538,806

NOTE 3.	SHAREHOLDERS’ EQUITY
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

|F-11.

The following table summarizes by repurchase plan the Company’s repurchasing activity:

	Cumulative shares repurchased	Average price per share
Non-Discretionary Plan (1994 through 2012)	24,444,917	$23.46
Discretionary Plan (2001 through 2012)	27,871,019	$35.71
B.  |  Stock Option Plans
At December 31, 2012, the Company had one stock option plan (the “2012 Plan”) under which the Board of Directors may grant officers and employees options to purchase common stock at prices equal to or greater than market value on the date of grant. On May 2, 2012, the shareholders approved the Company’s 2012 Plan, which made available a total of 3,000,000 shares of the Company’s common stock for purchase upon exercise of options granted. The 2012 Plan provides for qualified and non-qualified grants, which are limited to not more than 100,000 shares per person. As of December 31, 2012, there are 220,210 shares available for grant under the 2012 Plan. No additional shares can be granted under the 2012 Plan after April 30, 2013. Outstanding options generally vest and become exercisable over periods up to five years from the date of grant and expire no more than 10 years from the date of grant. On May 2, 2012 the Board of Directors approved the cancellation of the 1985 Plan.
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
C.  |  Stock Purchase Plan
In May 2002, the shareholders approved the Company’s 2002 Employee Stock Purchase Plan (“2002 Plan”), which became effective August 1, 2002. The Company’s amended 2002 Plan provides for 9,305,452 shares of the Company’s common stock to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year. The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of (1) 85% of the fair market value of the Company’s stock on the last trading day in July or (2) 85% of the fair market value of the Company’s stock on the first trading day in August of the preceding year. A total of 7,339,020 shares have been issued under the 2002 Plan and $12,192 have been withheld from employees at December 31, 2012 in connection with the plan year ending July 31, 2013.
D.  |  Director Restricted Stock Plan
In May 2008, the shareholders approved the Company’s 2008 Directors’ Restricted Stock Plan (the 2008 Directors’ Plan), which provides for annual awards of restricted stock to non-employee directors and makes 200,000 shares of the Company’s common stock available for grant. The plan provides for an annual grant of restricted stock awards with a fair market value equal to $200 to each participant on June 1st of each year. There are 72,702 shares available for grant under the 2008 Directors’ Plan as of December 31, 2012. Each restricted stock award under the 2008 Directors’ Plan vests in equal amounts monthly over one year. Restricted shares entitle the grantees to all shareholder rights once vested, except for cash dividends and transfer rights which are forfeited until the final vesting date of the award. If a non-employee director’s service is terminated, any unvested portion of an award will be forfeited unless the Compensation Committee of the Board of Directors determines otherwise.

|F-12.

E.  |  Stock Option Activity
The following table summarizes information about stock options:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2011	17,252,879	$38.45
Options granted	2,822,990	$40.74
Options exercised	(1,634,494)	$17.82
Options forfeited	(385,309)	$44.75
Options canceled	(222,302)	$42.95
Outstanding at December 31, 2012	17,833,764	$40.51	5.93	$52,718
Exercisable at December 31, 2012	8,449,041	$36.42	3.60	$50,178
F.  |  Share-Based Compensation Expense
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the years ended December 31,
	2012	2011	2010
Dividend yield	1.30 - 1.35%	.97 - .98%	1.07 - 1.08%
Volatility – stock option plans	38 - 39%	38 - 40%	38 - 40%
Volatility – stock purchase rights plans	34%	26%	29%
Risk-free interest rates	.19 - 1.43%	.19 - 2.84%	.29 - 2.86%
Expected life (years) – stock option plans	5.79 - 7.26	5.50 - 7.11	5.44 - 6.90
Expected life (years) – stock purchase rights plans	1	1	1
Weighted average fair value of stock options granted during the period	$13.53	$19.35	$14.51
Weighted average fair value of stock purchase rights granted during the period	$9.70	$11.70	$11.16
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
The compensation for restricted stock awards is based on the fair market value of the Company’s share of common stock on the date of grant. In 2012, restricted shares totaling 26,700 were granted with a fair value per share of $37.45.
The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was approximately $39 million, $47 million and $135 million, respectively.
As of December 31, 2012, the total unrecognized compensation cost related to unvested stock options, unvested restricted stock awards and stock purchase rights is $91 million and the weighted average period over which that cost is expected to be recognized is 3.1 years.
Total stock compensation expense and the total related tax benefit recognized are as follows:

	For the years ended December 31,
	2012	2011	2010
Stock compensation expense	$44,058	$44,278	$43,743
Recognized tax benefit	$2,016	$156	$187
Shares issued as a result of stock option exercises, restricted stock awards and employee stock plan purchases are issued as new shares outstanding by the Company.

|F-13.

NOTE 4.	BASIC AND DILUTED EARNINGS PER SHARE
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders per share.

	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2012
Basic earnings attributable to shareholders	$333,360	210,422,945	$1.58
Effect of dilutive potential common shares	—	1,512,226	—
Diluted earnings attributable to shareholders	$333,360	211,935,171	$1.57
2011
Basic earnings attributable to shareholders	$385,679	212,117,511	$1.82
Effect of dilutive potential common shares	—	2,916,069	—
Diluted earnings attributable to shareholders	$385,679	215,033,580	$1.79
2010
Basic earnings attributable to shareholders	$344,172	212,283,966	$1.62
Effect of dilutive potential common shares	—	4,162,690	—
Diluted earnings attributable to shareholders	$344,172	216,446,656	$1.59
The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

Years ended December 31,	2012	2011	2010
Shares	15,044,514	7,321,670	10,675,403

NOTE 5.	INCOME TAXES
Income tax expense (benefit) includes the following components:

	Federal	State	Foreign	Total
2012
Current	$86,606	12,704	106,475	205,785
Deferred	11,864	(225)	—	11,639
	$98,470	12,479	106,475	217,424
2011
Current	$100,479	20,219	135,152	255,850
Deferred	(4,335)	270	—	(4,065)
	$96,144	20,489	135,152	251,785
2010
Current	$76,745	13,558	118,991	209,294
Deferred	10,197	372	—	10,569
	$86,942	13,930	118,991	219,863
Income tax expense differs from amounts computed by applying the United States Federal income tax rate of 35% to earnings before income taxes as a result of the following:

	2012	2011	2010
Computed “expected” tax expense	$192,638	223,310	197,424
Increase in income taxes resulting from:
State income taxes, net of Federal income tax benefit	8,111	13,318	9,054
Nondeductible stock compensation expense, net	12,061	12,877	10,254
Other, net	4,614	2,280	3,131
	$217,424	251,785	219,863

|F-14.

The components of earnings before income taxes are as follows:

	2012	2011	2010
United States	$179,483	212,308	196,382
Foreign	370,910	425,720	367,686
	$550,393	638,028	564,068

The tax effects of temporary differences and tax credits that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

Years ended December 31,	2012	2011
Deferred Tax Assets:
Accrued third party charges, deductible for taxes upon economic performance	$10,144	9,220
Provision for doubtful accounts receivable	1,111	1,074
Excess of financial statement over tax depreciation	8,122	8,138
Deductible stock compensation expense, net	9,382	4,651
Foreign currency translation adjustment	—	1,625
Partnership basis difference	1,426	1,043
Retained liability for cargo claims	983	192
Total gross deferred tax assets	31,168	25,943
Deferred Tax Liabilities:
Unremitted foreign earnings, net of related foreign tax credits	(94,787)	(76,070)
Foreign currency translation adjustment	(3,141)	—
Other	(135)	(71)
Total gross deferred tax liabilities	$(98,063)	(76,141)
Net deferred tax liabilities	$(66,895)	(50,198)
Current deferred tax assets	$(12,102)	(10,415)
Noncurrent deferred tax liabilities	$(78,997)	(60,613)
Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of December 31, 2012 and 2011.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2009 With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years prior to 2001. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the years ended December 31, 2012, 2011 and 2010.

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

	December 31, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents:
Cash and overnight deposits	$458,169	$458,169	$445,586	$445,586
Corporate commercial paper	642,884	642,886	791,729	791,902
Time deposits	159,789	159,789	57,041	57,041
Total cash and cash equivalents	1,260,842	1,260,844	1,294,356	1,294,529
The fair value of corporate commercial paper is based on the use of market interest rates for identical or similar assets.

|F-15.

NOTE 7.	CREDIT ARRANGEMENTS
Certain of the Company’s foreign subsidiaries maintain bank lines of credit for short-term working capital purposes. These credit lines are supported by standby letters of credit issued by a United States bank, or guarantees issued by the Company to the foreign banks issuing the credit line. Amounts available for borrowing under lines of credit totaled $15,466 and $15,128 at December 31, 2012 and 2011, respectively. At December 31, 2012, the Company had $204 outstanding under these lines and was contingently liable for approximately $98,600 under outstanding standby letters of credit and guarantees. At December 31, 2012, the Company was in compliance with all restrictive covenants of these credit lines and the associated credit facilities.
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

NOTE 8.	COMMITMENTS
A.  |  Leases
The Company occupies office and warehouse facilities under terms of operating leases expiring up to 2021. The Company also has two long term operating lease arrangements to use land, for which the usage rights were entirely prepaid in 2009 and 2007. Usage rights for those arrangements are recognized in rent expense over the lease terms up to 2057. Total rent expense for all operating leases in 2012, 2011 and 2010 was $57,260, $58,978 and $54,024, respectively.
At December 31, 2012, future minimum annual lease payments under all noncancelable leases are as follows:

2013	$42,152
2014	25,546
2015	13,668
2016	8,827
2017	3,615
Thereafter	14,493
$108,301
B.  |  Unconditional Purchase Obligations
The Company enters into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. The Company only enters into agreements that management believes the Company can fulfill with relative ease. Historically, the Company has met these obligations in the normal course of business. Management believes, in line with historical experience, committed purchase obligations outstanding as of December 31, 2012 of $86,929, will be fulfilled during 2013 in the Company’s ordinary course of business.
C.  |  Employee Benefits
The Company has employee savings plans under which the Company provides a discretionary matching contribution. In 2012, 2011 and 2010, the Company’s contributions under the plans were $7,523, $6,312, and $6,127, respectively.

NOTE 9.	CONTINGENCIES
The Company is involved in claims, lawsuits, government investigations and other legal matters which arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations or financial position. As of December 31, 2012, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible loss, if any, beyond the amounts recorded, that might result from the resolution of these matters.

|F-16.

NOTE 10.	BUSINESS SEGMENT INFORMATION
Financial information regarding 2012, 2011 and 2010 operations by the Company’s designated geographic areas is as follows:

	United States	Other North America
2012
Revenues from unaffiliated customers	$1,519,276	201,521
Transfers between geographic areas	94,521	10,476
Total revenues	$1,613,797	211,997
Net revenues	$737,679	95,798
Operating income	$179,015	32,385
Identifiable assets at year end	$1,459,425	92,075
Capital expenditures	$28,088	832
Depreciation and amortization	$23,678	756
Equity	$1,197,239	58,071
2011
Revenues from unaffiliated customers	$1,540,477	189,843
Transfers between geographic areas	101,738	11,095
Total revenues	$1,642,215	200,938
Net revenues	$732,299	90,432
Operating income	$210,702	29,209
Identifiable assets at year end	$1,521,657	86,020
Capital expenditures	$23,219	1,122
Depreciation and amortization	$20,037	1,038
Equity	$1,285,812	49,571
2010
Revenues from unaffiliated customers	$1,348,259	163,750
Transfers between geographic areas	99,547	10,836
Total revenues	$1,447,806	174,586
Net revenues	$666,669	77,079
Operating income	$198,393	23,521
Identifiable assets at year end	$1,343,098	95,298
Capital expenditures	$18,128	574
Depreciation and amortization	$20,125	1,344
Equity	$1,089,053	46,601

|F-17.

	Latin America	Asia Pacific	Europe and Africa	Middle East and India	Eliminations	Consolidated
2012
Revenues from unaffiliated customers	82,337	3,074,587	816,927	286,295	—	5,980,943
Transfers between geographic areas	18,780	43,721	38,791	18,128	(224,417)	—
Total revenues	101,117	3,118,308	855,718	304,423	(224,417)	5,980,943
Net revenues	57,795	551,211	286,264	95,351	—	1,824,098
Operating income	17,356	216,559	59,314	26,169	—	530,798
Identifiable assets at year end	48,995	776,902	428,053	147,871	804	2,954,125
Capital expenditures	1,301	11,275	4,323	1,807	—	47,626
Depreciation and amortization	873	6,810	5,994	1,829	—	39,940
Equity	29,504	538,710	167,752	74,950	(33,656)	2,032,570
2011
Revenues from unaffiliated customers	82,312	3,144,641	891,185	302,040	—	6,150,498
Transfers between geographic areas	21,222	40,012	43,359	17,897	(235,323)	—
Total revenues	103,534	3,184,653	934,544	319,937	(235,323)	6,150,498
Net revenues	59,968	605,151	307,471	101,156	—	1,896,477
Operating income	19,151	258,952	72,248	28,065	—	618,327
Identifiable assets at year end	48,221	667,171	401,518	141,379	861	2,866,827
Capital expenditures	628	25,295	25,856	1,995	—	78,115
Depreciation and amortization	999	7,243	5,414	2,045	—	36,776
Equity	27,346	448,613	145,998	85,605	(32,876)	2,010,069
2010
Revenues from unaffiliated customers	74,327	3,349,960	729,022	302,255	—	5,967,573
Transfers between geographic areas	16,932	32,837	40,778	16,184	(217,114)	—
Total revenues	91,259	3,382,797	769,800	318,439	(217,114)	5,967,573
Net revenues	50,937	543,869	264,663	89,569	—	1,692,786
Operating income	15,985	222,944	63,115	23,272	—	547,230
Identifiable assets at year end	51,326	612,085	432,019	144,043	1,310	2,679,179
Capital expenditures	1,320	5,743	14,383	2,260	—	42,408
Depreciation and amortization	880	7,511	4,661	2,379	—	36,900
Equity	27,462	371,610	160,428	84,456	(31,456)	1,748,154

Other than the United States, only the People’s Republic of China, including Hong Kong, represented more than 10% of the Company’s total revenue, net revenue, total identifiable assets or equity in any period presented as noted in the table below.

	2012	2011	2010
Total revenues	34%	34%	37%
Net revenues	16%	19%	19%
Identifiable assets at year end	17%	14%	13%
Equity	16%	13%	10%

|F-18.

NOTE 11.	QUARTERLY RESULTS (UNAUDITED)

	1st	2nd	3rd	4th
2012
Revenues	$1,411,370	1,504,952	1,531,664	1,532,957
Net revenues	446,571	453,651	465,138	458,738
Net earnings	76,722	84,021	88,727	83,499
Net earnings attributable to shareholders	76,707	83,955	88,490	84,208
Diluted earnings attributable to shareholders per share	.36	.39	.42	.40
Basic earnings attributable to shareholders per share	.36	.40	.42	.41
2011
Revenues	$1,460,848	1,581,368	1,606,368	1,501,914
Net revenues	453,915	472,561	493,846	476,155
Net earnings	91,207	95,020	106,876	93,140
Net earnings attributable to shareholders	91,232	95,000	106,604	92,843
Diluted earnings attributable to shareholders per share	.42	.44	.50	.43
Basic earnings attributable to shareholders per share	.43	.45	.50	.44
Net revenues are determined by deducting transportation expenses from total revenues. The sum of quarterly per share data may not equal the per share total reported for the year.

|F-19.

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

ANNUAL REPORT
ON
FORM 10-K
FOR FISCAL YEAR ENDED
December 31, 2012

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
EXHIBITS

Exhibit Number	Description

3.1.4	Articles of Amendment to the Restated Articles of Incorporation dated August 2, 2006

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document