Form 10-Q
period 2013-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2013-05-03
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At May 1, 2013, the number of shares outstanding of the issuer’s Common Stock was 206,609,606.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2013	December 31, 2012
Current Assets:
Cash and cash equivalents	$1,394,687	$1,260,842
Accounts receivable, less allowance for doubtful accounts of $10,093 at March 31, 2013 and $9,383 at December 31, 2012	982,119	1,031,376
Deferred Federal and state income taxes	11,867	12,102
Other	42,153	53,279
Total current assets	2,430,826	2,357,599
Property and equipment, less accumulated depreciation and amortization of $331,538 at March 31, 2013 and $325,595 at December 31, 2012	546,698	556,204
Goodwill	7,927	7,927
Other assets, net	32,348	32,395
Total assets	$3,017,799	$2,954,125
Current Liabilities:
Accounts payable	629,190	641,593
Accrued expenses, primarily salaries and related costs	175,212	178,995
Federal, state and foreign income taxes	27,278	21,970
Total current liabilities	831,680	842,558
Deferred Federal and state income taxes	81,498	78,997

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $.01 per share. Issued and outstanding 206,475,743 shares at March 31, 2013 and 206,392,013 shares at December 31, 2012	2,065	2,064
Additional paid-in capital	5,962	1,283
Retained earnings	2,098,933	2,018,618
Accumulated other comprehensive (loss) income	(4,265)	5,734
Total shareholders’ equity	2,102,695	2,027,699
Noncontrolling interest	1,926	4,871
Total equity	2,104,621	2,032,570
Total liabilities and equity	$3,017,799	$2,954,125
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In thousands, except share data)
(Unaudited)

	Three months ended
	March 31,
	2013	2012
Revenues:
Airfreight services	$620,374	$638,912
Ocean freight and ocean services	445,479	434,336
Customs brokerage and other services	344,632	338,122
Total revenues	1,410,485	1,411,370
Operating Expenses:
Airfreight consolidation	464,919	481,043
Ocean freight consolidation	344,923	331,954
Customs brokerage and other services	155,359	151,802
Salaries and related costs	248,417	246,132
Rent and occupancy costs	21,657	21,176
Depreciation and amortization	11,278	9,545
Selling and promotion	7,257	8,663
Other	28,157	35,784
Total operating expenses	1,281,967	1,286,099
Operating income	128,518	125,271
Other Income (Expense):
Interest income	3,243	3,360
Other, net	1,531	477
Other income, net	4,774	3,837
Earnings before income taxes	133,292	129,108
Income tax expense	52,682	52,386
Net earnings	80,610	76,722
Less net earnings attributable to the noncontrolling interest	295	15
Net earnings attributable to shareholders	$80,315	$76,707
Diluted earnings attributable to shareholders per share	$.39	$.36
Basic earnings attributable to shareholders per share	$.39	$.36
Weighted average diluted shares outstanding	207,613,863	214,199,510
Weighted average basic shares outstanding	206,475,095	212,097,662
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2013	2012
Net earnings	$80,610	$76,722
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $5,478 and $5,499 for the three months ended March 31, 2013 and 2012	(10,013)	10,162
Other comprehensive (loss) income	(10,013)	10,162
Comprehensive income	70,597	86,884
Less comprehensive income attributable to the noncontrolling interest	281	149
Comprehensive income attributable to shareholders	$70,316	$86,735
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2013	2012
Operating Activities:
Net earnings	$80,610	$76,722
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for losses (recoveries) on accounts receivable	941	(467)
Deferred income tax expense	7,122	5,481
Excess tax benefits from stock plans	(1,099)	(3,426)
Stock compensation expense	11,005	10,600
Depreciation and amortization	11,278	9,545
Other	208	217
Changes in operating assets and liabilities:
Decrease in accounts receivable	38,856	12,968
(Increase) decrease in other current assets	(485)	1,924
(Decrease) increase in accounts payable and accrued expenses	(1,390)	13,559
Increase in income taxes payable, net	18,218	20,274
Net cash from operating activities	165,264	147,397
Investing Activities:
Decrease (increase) in short-term investments, net	38	(15,780)
Purchase of property and equipment	(10,068)	(17,088)
Other, net	(444)	470
Net cash from investing activities	(10,474)	(32,398)
Financing Activities:
Proceeds from issuance of common stock	10,929	12,920
Repurchases of common stock	(17,681)	(21,865)
Excess tax benefits from stock plans	1,099	3,426
Purchase of noncontrolling interest	(7,730)	—
Net cash from financing activities	(13,383)	(5,519)
Effect of exchange rate changes on cash and cash equivalents	(7,562)	9,079
Increase in cash and cash equivalents	133,845	118,559
Cash and cash equivalents at beginning of period	1,260,842	1,294,356
Cash and cash equivalents at end of period	$1,394,687	$1,412,915
Taxes Paid:
Income taxes	$26,951	$26,512
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
The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K as filed with the Securities and Exchange Commission on February 27, 2013.
All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for share data. Certain prior year amounts have been reclassified to conform to the 2013 presentation.

B.	Accounts Receivable
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $10,093 as of March 31, 2013 and $9,383 as of December 31, 2012. Additions and write-offs have not been significant in the periods presented.

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
Note 2. Share-Based Compensation
The Company provides compensation benefits by granting stock options and employee stock purchase rights to its employees and restricted shares to its directors. The Company's annual grant of option awards generally takes place during the second quarter of each fiscal year and no grants were made in the quarters ended March 31, 2013 and 2012. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and none were issued in the three-month periods ended March 31, 2013 and 2012.
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

Total stock compensation expense and the total related tax benefit recognized are as follows:

	Three months ended
	March 31,
	2013	2012
Stock compensation expense	$11,005	$10,600
Recognized tax benefit	$649	$39

Note 3. Basic and Diluted Earnings per Share
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders per share:

	Three months ended
	March 31,
(Amounts in thousands, except share and per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2013
Basic earnings attributable to shareholders	$80,315	206,475,095	$.39
Effect of dilutive potential common shares	—	1,138,768	—
Diluted earnings attributable to shareholders	$80,315	207,613,863	$.39
2012
Basic earnings attributable to shareholders	$76,707	212,097,662	$.36
Effect of dilutive potential common shares	—	2,101,848	—
Diluted earnings attributable to shareholders	$76,707	214,199,510	$.36

The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended
	March 31,
	2013	2012
Shares	13,054,133	7,359,424

Note 4. Components of Equity
The components of equity for the three months ended March 31, 2013 and 2012 are as follows:

	Shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2012	$2,027,699	4,871	2,032,570
Exercise of stock options	10,929	—	10,929
Shares repurchased under provisions of stock repurchase plans	(17,681)	—	(17,681)
Stock compensation expense	11,005	—	11,005
Tax benefits from stock plans, net	934	—	934
Net earnings	80,315	295	80,610
Other comprehensive loss	(9,999)	(14)	(10,013)
Purchase of noncontrolling interest	(507)	(3,226)	(3,733)
Balance at March 31, 2013	$2,102,695	1,926	2,104,621

Balance at December 31, 2011	$2,003,638	6,431	2,010,069
Exercise of stock options	12,920	—	12,920
Shares repurchased under provisions of stock repurchase plans	(21,865)	—	(21,865)
Stock compensation expense	10,600	—	10,600
Tax benefits from stock plans, net	3,426	—	3,426
Net earnings	76,707	15	76,722
Other comprehensive income	10,028	134	10,162
Balance at March 31, 2012	$2,095,454	6,580	2,102,034
Accumulated other comprehensive (loss) income consisted entirely of foreign currency translation adjustments, net of related income tax effects, for all the periods presented.
Subsequent to the end of the quarter, on May 1, 2013, the Board of Directors declared a semi-annual cash dividend of $.30 per share payable on June 17, 2013 to shareholders of record as of June 3, 2013.
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

	March 31, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$504,651	$504,651	$458,169	$458,169
Corporate commercial paper	736,539	736,746	642,884	642,886
Time deposits	153,497	153,497	159,789	159,789
Total cash and cash equivalents	$1,394,687	$1,394,894	$1,260,842	$1,260,844
The fair value of corporate commercial paper is based on the use of market interest rates for identical or similar assets.

Note 6. Contingencies
The Company is involved in claims, lawsuits, government investigations and other legal matters which arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations or financial position. As of March 31, 2013, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible loss, if any, beyond the amounts recorded, that might result from the resolution of these matters.
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
Financial information regarding the Company’s operations by geographic area is as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	ASIA PACIFIC	EUROPE and AFRICA	MIDDLE EAST and INDIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended March 31, 2013:
Revenues from unaffiliated customers	$371,719	51,729	19,864	694,095	202,487	70,591	—	1,410,485
Transfers between geographic areas	20,026	2,544	4,876	10,630	8,880	4,327	(51,283)	—
Total revenues	$391,745	54,273	24,740	704,725	211,367	74,918	(51,283)	1,410,485
Net revenues	$177,688	23,781	14,411	135,507	70,589	23,308	—	445,284
Operating income	$47,353	6,612	4,089	52,884	11,926	5,654	—	128,518
Identifiable assets at quarter end	$1,502,795	96,555	53,935	795,946	406,801	158,569	3,198	3,017,799
Capital expenditures	$5,379	187	259	2,552	1,198	493	—	10,068
Depreciation and amortization	$6,757	207	241	1,988	1,629	456	—	11,278
Equity	$1,231,424	62,267	32,638	568,609	165,014	79,434	(34,765)	2,104,621
Three months ended March 31, 2012:
Revenues from unaffiliated customers	$377,302	49,954	19,269	688,070	206,271	70,504	—	1,411,370
Transfers between geographic areas	22,208	2,465	5,079	10,972	9,467	4,651	(54,842)	—
Total revenues	$399,510	52,419	24,348	699,042	215,738	75,155	(54,842)	1,411,370
Net revenues	$181,475	22,242	14,835	131,814	71,533	24,672	—	446,571
Operating income	$45,525	6,369	4,762	47,238	14,247	7,130	—	125,271
Identifiable assets at quarter end	$1,590,900	96,312	52,214	708,528	404,839	149,416	(986)	3,001,223
Capital expenditures	$9,759	176	255	5,287	942	669	—	17,088
Depreciation and amortization	$5,622	187	217	1,624	1,404	491	—	9,545
Equity	$1,315,321	56,341	31,060	471,498	164,165	93,282	(29,633)	2,102,034

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS
Certain portions of this report on Form 10-Q including the sections entitled “Executive Summary,” “Critical Accounting Estimates,” “Results of Operations,” “Currency and Other Risk Factors” and “Liquidity and Capital Resources” contain forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, and other characterizations of future events or circumstances are forward-looking statements. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. Attention should be given to the factors identified and discussed in the Company's annual report on Form 10-K filed on February 27, 2013.
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
International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, and laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to current tariffs and trade restrictions and accords. The Company cannot predict which, if any, of these proposals may be adopted, nor can the Company predict the effects the adoption of any such proposal will have on the Company’s business. Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies concerning international trade, the Company’s business may also be affected by political developments and changes in government personnel or policies, as well as economic turbulence, political unrest and security concerns in the nations in which it does business and the future impact that these events may have on international trade and oil prices. The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. Consistent with continuing uncertainty in global economic conditions, concerns over volatile fuel costs, rising costs in general, political unrest and fluctuating currency exchange rates, the Company’s pricing and terms continue to be pressured by customers, carriers and service providers which resulted in a compression of the Company's 2012 margins. In the first quarter of 2013, the Company's airfreight services tonnage and margin percentage increased slightly over 2012 while ocean freight and ocean services volumes and margins declined. The Company experienced a decrease in airfreight tonnage in 2012 compared to prior years as high technology consumer products continued to decrease in size and weight and customers improved supply-chain efficiency by utilizing deferred airfreight or ocean freight whenever possible. Absent any meaningful improvement in these conditions, the Company expects similar trends to continue in the near term.
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
As a non-asset based carrier, the Company does not own transportation assets. Rather, the Company generates the major portion of its air and ocean freight revenues by purchasing transportation services on a wholesale basis from direct (asset-based) carriers and reselling those services to its customers on a retail basis. The difference between the rate billed to customers

(the sell rate) and the rate paid to the carrier (the buy rate) is termed “net revenue” or “yield.” By consolidating shipments from multiple customers and concentrating its buying power, the Company is able to negotiate favorable buy rates from the direct carriers, while at the same time offering lower sell rates than customers would otherwise be able to negotiate themselves. The most significant drivers of changes in gross revenues and related transportation expenses are volume, sell rates and buy rates. Volume has a similar effect on the change in both gross revenues and related transportation expenses in each of our three primary sources of revenue.
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
Critical Accounting Estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires that the Company make estimates and judgments. The Company bases its estimates on historical experience and on assumptions that it believes are reasonable. The Company's critical accounting estimates are discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the critical accounting estimates previously disclosed in that report.
Results of Operations
The following table shows the calculation of consolidated net revenues (revenues less transportation expenses) attributable to the Company’s principal services and the Company’s expenses for the three-month periods ended March 31, 2013 and 2012, expressed as percentages of net revenues. Management believes that net revenues are a better measure than are total revenues when analyzing and discussing management's effectiveness in managing the Company's principal services since total revenues earned by the Company as a freight consolidator must consider the carriers’ charges to the Company for carrying the shipment, whereas revenues earned by the Company in its other capacities include primarily the commissions and fees actually earned by the Company. Net revenue is one of the Company's primary operational and financial measures that demonstrates the ability of the Company to manage sell rates to customers with its ability to concentrate and leverage its purchasing power (buy rates) through effective consolidation of shipments from multiple customers utilizing a variety of transportation carriers and optimal routings. Using net revenue also provides a commonality for comparison among various services.
The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended March 31,
	2013		2012
	Amount	Percent of net revenues	Amount	Percent of net revenues
	(Amounts in thousands)
Airfreight services:
Airfreight services revenues	$620,374		$638,912
Airfreight consolidation expenses	464,919		481,043
Airfreight services net revenues	155,455	35%	157,869	35%
Ocean freight services and ocean services:
Ocean freight and ocean services revenues	445,479		434,336
Ocean freight consolidation expenses	344,923		331,954
Ocean freight and ocean services net revenues	100,556	23	102,382	23
Customs brokerage and other services:
Customs brokerage and other services revenues	344,632		338,122
Customs brokerage and other services expenses	155,359		151,802
Customs brokerage and other services net revenues	189,273	42	186,320	42
Total net revenues	445,284	100	446,571	100
Overhead expenses:
Salaries and related costs	248,417	56	246,132	55
Other	68,349	15	75,168	17
Total overhead expenses	316,766	71	321,300	72
Operating income	128,518	29	125,271	28
Other income, net	4,774	1	3,837	1
Earnings before income taxes	133,292	30	129,108	29
Income tax expense	52,682	12	52,386	12
Net earnings	80,610	18	76,722	17
Less net earnings attributable to the noncontrolling interest	295	—	15	—
Net earnings attributable to shareholders	$80,315	18%	$76,707	17%
Net revenues:
Airfreight services net revenues decreased 1.5% for the three-month period ended March 31, 2013, as compared with the same period for 2012 as revenues and related consolidation expenses declined 2.9% and 3.4%, respectively. The Company aggressively adjusted sell rates to reflect market conditions and corresponding reductions in buy rates. The decrease in global airfreight services net revenues was primarily due to a 2% decrease in net revenue per kilo, partially offset by a slight increase in airfreight tonnage. North America and Europe and Africa airfreight services net revenues decreased 5% and 1%, respectively, primarily due to a decrease in air export tonnage of 5% and 3%, respectively. Asia Pacific airfreight services net revenue increased 2% primarily due to a 5% increase in export tonnage offset by a decline in net revenue per kilo.
The global airfreight market continues to be affected as high technology consumer products continue to decrease in size and weight and customers improve supply-chain efficiency by utilizing deferred airfreight or ocean freight whenever possible. Carriers continue to manage available capacity in order to maintain their rates and improve utilization. Absent any meaningful improvements in the uncertainties related to global economic conditions, the Company expects similar trends may continue in the near term.
Ocean freight and ocean services net revenues decreased 2% for the three-month period ended March 31, 2013, as compared with the same period for 2012 as a result of consolidation expenses increasing 3.9% while revenues increased 2.6%. This was primarily due to carriers implementing a series of rate increases in the first quarter of 2013 for which the Company was unable to implement corresponding adjustments to its sell rates to customers in a timely manner. North America ocean freight net revenues remained flat while Europe and Africa and Asia Pacific decreased 3% and 2%, respectively, in the first quarter of 2013, as compared with the same period in 2012.
Ocean freight net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The largest component of the Company’s ocean freight net revenue is derived from ocean freight consolidation which represented 45% and 48% of ocean freight net revenue for the three-month periods ended March 31, 2013 and 2012, respectively.
Ocean freight consolidation net revenues decreased 6% for the three-month period ended March 31, 2013, as compared with the same period in 2012, primarily due to a 4% decrease in container volume as measured in terms of forty-foot container equivalent units (FEUs) and a 2% decrease in net revenue per container. This decline in containers shipped is primarily a result of customers shifting allocations to direct carrier contracts to meet their own short term carrier commitments and lower volumes from existing customers. Direct ocean freight forwarding net revenues, which are primarily fee-based, decreased 1% for the three-month period ended March 31, 2013, as compared with the same period in 2012, primarily due to a decline in volume. Order management net revenues increased 7% for the three-month period ended March 31, 2013 as compared with the same period in 2012 mostly due to additional services and volumes with existing customers.
Customs brokerage and other services net revenues increased 2% for the three-month period ended March 31, 2013, as compared with the same period in 2012, as revenues increased 1.9% and related expenses increased 2.3%. Volumes in customs brokerage and domestic time definite transportation services increased from existing and new customers, however, the Company incurred higher buy rates and other costs in domestic time definite transportation services. Customers continue to seek out customs brokers with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.
Overhead expenses:
Salaries and related costs increased 1% for the three-month period ended March 31, 2013, as compared with the same period in 2012, primarily as a result of increases in base salaries and field and executive management bonuses.
Salaries and related costs and stock-based compensation expense as a percentage of revenue are as follows:

	Three months ended March 31,
	2013	2012
Salaries and related costs	$248,417	$246,132
As a % of net revenues	55.8%	55.1%
Stock compensation expense	$11,005	$10,600
As a % of net revenues	2.5%	2.4%
Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation will occur in proportion to changes in Company operating income, creating a direct alignment between corporate performance and shareholder interests. Bonuses to field and executive management for the three-month period ended March 31, 2013 were both up 3%, as compared with the same period for 2012, primarily as a result of a 3% increase in operating income. The Company’s management incentive compensation programs have always been incentive-based and performance driven and there is no built-in bias that favors or enriches management in a manner inconsistent with overall corporate performance.
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
Other overhead expenses decreased 9% for the three-month period ended March 31, 2013, as compared with the same period in 2012. The higher expenses in 2012 were primarily due to the accrual in March 2012 of a fine of €4.14 million ($5.5 million) related to the European Commission's finding against the Company for anti-competitive behavior. Depreciation and amortization expenses increased $2 million as a result of investments in computer hardware and software and building and leasehold improvements. Excluding the fine discussed above, other overhead expenses as a percentage of net revenues remained constant for the quarter ended March 31, 2013, as compared with the same period in 2012.
Income tax expense:
The Company pays income taxes in the United States and other jurisdictions. The Company’s consolidated effective income tax rate decreased to approximately 39.5% for the three-month period ended March 31, 2013 from 40.6% for the three-month period ended March 31, 2012. The decrease in the effective tax rate in the current year period is due to lower non-deductible expenses as compared to the prior year period and less of a negative impact in the current year period associated with the Company's stock-based compensation arrangements when compared to the prior year period. The tax benefit related to stock-based compensation expense is recorded for non-qualified stock options at the time the related compensation expense is recognized while the tax benefit received for disqualifying dispositions of incentive stock options and employee stock purchase plan shares cannot be anticipated and is recorded at the time of the disqualifying event.

Currency and Other Risk Factors
The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company's ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three months ended March 31, 2013 and 2012 was insignificant. The Company had no foreign currency derivatives outstanding at March 31, 2013 and December 31, 2012. Net foreign currency losses were approximately $1 million for both three months ended March 31, 2013 and 2012.
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
Liquidity and Capital Resources
The Company’s principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three months ended March 31, 2013, was approximately $165 million as compared with $147 million for the same period in 2012. The increase of $18 million for the three-month period ended March 31, 2013 is primarily due to higher earnings and changes in working capital accounts. At March 31, 2013, working capital was $1,599 million, including cash and cash equivalents of $1,395 million. The Company had no long-term debt at March 31, 2013. Management believes that the Company’s current cash position and operating cash flows will be sufficient to meet its capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
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
Cash used in investing activities for the three months ended March 31, 2013 was $10 million. The largest use of cash in investing activities is cash paid for capital expenditures. The Company does have need, on occasion, to purchase or construct buildings to house staff and to facilitate the staging of customers’ freight. The Company routinely invests in technology, leasehold improvements and equipment and office furniture. In the first quarter of 2013, the Company made capital expenditures of $10 million, as compared with $17 million for the same period in 2012. Capital expenditures in the first quarter of 2013 related primarily to investments in technology, office furniture and equipment and building and leasehold improvements. Total capital expenditures in 2013 are estimated to be approximately $100 million. This includes normal capital expenditures as noted above plus additional real estate development.
Cash used in financing activities during the three months ended March 31, 2013, was $13 million, as compared with $6 million for the same period in 2012. The Company uses the proceeds from stock option exercises and available cash to repurchase the Company’s common stock on the open market. In the first quarter of 2013, the Company continued its policy of repurchasing stock to limit growth in issued and outstanding shares as a result of stock option exercises. The increase in cash used in financing activity during three months ended March 31, 2013, as compared to the same period in 2012, is primarily the result of purchasing the noncontrolling interest of a consolidated subsidiary.
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
At March 31, 2013, the Company was contingently liable for $98 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.
The Company's foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and needs to finance local capital expenditures. In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At March 31, 2013, cash and cash equivalent balances of $693 million were held by the Company’s non-United States subsidiaries, of which $58 million was held in banks in the United States. Earnings of the Company's foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States and, accordingly, a deferred tax liability has been accrued for all undistributed earnings, net of foreign related tax credits, that are available to be repatriated.
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
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the three months ended March 31, 2013, would have had the effect of raising operating income approximately $9 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $7 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the three months ended March 31, 2013 and 2012 was insignificant. During the three months ended March 31, 2013 and 2012, net foreign currency losses were approximately $1 million. The Company had no foreign currency derivatives outstanding at March 31, 2013 and December 31, 2012. As of March 31, 2013, the Company had approximately $3 million of net unsettled intercompany transactions. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. The majority of intercompany billings are resolved within 30 days.
Interest Rate Risk
At March 31, 2013, the Company had cash and cash equivalents and short term investments of $1,395 million, of which $890 million was invested at various short-term market interest rates. The Company had no long-term debt at March 31, 2013. A hypothetical change in the interest rate of 10 basis points at March 31, 2013 would not have a significant impact on the Company’s earnings.
In management’s opinion, there has been no material change in the Company’s interest rate risk exposure in the first quarter of 2013.

Item 4. Controls and Procedures
Evaluation of Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in claims, lawsuits, government investigations and other legal matters which arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations or financial position. As of March 31, 2013, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible loss, if any, beyond the amounts recorded, that might result from the resolution of these matters.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the report on Form 10-K filed on February 27, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2013	849	$43.08	849	21,996,743
February 1-28, 2013	235	38.85	235	22,078,041
March 1-31, 2013	459,439	38.38	459,439	21,786,792
Total	460,523	$38.39	460,523	21,786,792
In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of the Company’s common stock. This authorization has no expiration date. This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995. In the first quarter of 2013, 244,034 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.
In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200 million shares of common stock. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. This plan was announced on November 13, 2001. In the first quarter of 2013, 216,489 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises.
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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

May 3, 2013	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer

May 3, 2013	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Form 10-Q Index and Exhibits
March 31, 2013

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