Form 10-Q
period 2013-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2013-08-08
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At August 5, 2013, the number of shares outstanding of the issuer’s Common Stock was 206,402,005.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2013	December 31, 2012
Current Assets:
Cash and cash equivalents	$1,286,109	$1,260,842
Short-term investments	89,902	139
Accounts receivable, less allowance for doubtful accounts of $8,933 at June 30, 2013 and $9,383 at December 31, 2012	1,018,337	1,031,376
Deferred Federal and state income taxes	11,999	12,102
Other	69,431	53,140
Total current assets	2,475,778	2,357,599
Property and equipment, less accumulated depreciation and amortization of $334,988 at June 30, 2013 and $325,595 at December 31, 2012	549,583	556,204
Goodwill	7,927	7,927
Other assets, net	30,377	32,395
Total assets	$3,063,665	$2,954,125
Current Liabilities:
Accounts payable	645,196	641,593
Accrued expenses, primarily salaries and related costs	196,789	178,995
Federal, state and foreign income taxes	18,228	21,970
Total current liabilities	860,213	842,558
Deferred Federal and state income taxes	81,510	78,997

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $.01 per share. Issued and outstanding 206,321,425 shares at June 30, 2013 and 206,392,013 shares at December 31, 2012	2,063	2,064
Additional paid-in capital	3,534	1,283
Retained earnings	2,129,349	2,018,618
Accumulated other comprehensive (loss) income	(15,105)	5,734
Total shareholders’ equity	2,119,841	2,027,699
Noncontrolling interest	2,101	4,871
Total equity	2,121,942	2,032,570
Total liabilities and equity	$3,063,665	$2,954,125
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In thousands, except share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Airfreight services	$642,969	$638,541	$1,263,343	$1,277,453
Ocean freight and ocean services	492,007	518,998	937,486	953,334
Customs brokerage and other services	365,477	347,413	710,109	685,535
Total revenues	1,500,453	1,504,952	2,910,938	2,916,322
Operating Expenses:
Airfreight services	483,016	484,311	947,935	965,354
Ocean freight and ocean services	380,727	413,447	725,650	745,401
Customs brokerage and other services	167,609	153,543	322,968	305,345
Salaries and related costs	255,569	249,925	503,986	496,057
Rent and occupancy costs	22,132	20,853	43,789	42,029
Depreciation and amortization	11,674	9,670	22,952	19,215
Selling and promotion	8,328	8,860	15,585	17,523
Other	27,819	31,940	55,976	67,724
Total operating expenses	1,356,874	1,372,549	2,638,841	2,658,648
Operating income	143,579	132,403	272,097	257,674
Other Income (Expense):
Interest income	3,070	3,050	6,313	6,410
Other, net	4,325	3,460	5,856	3,937
Other income, net	7,395	6,510	12,169	10,347
Earnings before income taxes	150,974	138,913	284,266	268,021
Income tax expense	58,311	54,892	110,993	107,278
Net earnings	92,663	84,021	173,273	160,743
Less net earnings attributable to the noncontrolling interest	348	66	643	81
Net earnings attributable to shareholders	$92,315	$83,955	$172,630	$160,662
Diluted earnings attributable to shareholders per share	$.45	$.39	$.83	$.75
Basic earnings attributable to shareholders per share	$.45	$.40	$.84	$.76
Dividends declared and paid per common share	$.30	$.28	$.30	$.28
Weighted average diluted shares outstanding	207,192,534	213,212,912	207,421,805	213,683,587
Weighted average basic shares outstanding	206,444,464	211,724,082	206,459,701	211,910,872
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net earnings	$92,663	$84,021	$173,273	$160,743
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $5,938 and $6,257 for the three months ended June 30, 2013 and 2012, and $11,416 and $758 for the six months ended June 30, 2013 and 2012	(11,013)	(11,453)	(21,026)	(1,291)
Other comprehensive loss	(11,013)	(11,453)	(21,026)	(1,291)
Comprehensive income	81,650	72,568	152,247	159,452
Less comprehensive income attributable to the noncontrolling interest	175	22	456	171
Comprehensive income attributable to shareholders	$81,475	$72,546	$151,791	$159,281
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating Activities:
Net earnings	$92,663	$84,021	$173,273	$160,743
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for losses (recoveries) on accounts receivable	100	(388)	1,041	(855)
Deferred income tax expense (benefit)	5,818	(5,739)	12,940	(258)
Excess tax benefits from stock plans	(584)	(806)	(1,683)	(4,232)
Stock compensation expense	11,040	10,926	22,045	21,526
Depreciation and amortization	11,674	9,670	22,952	19,215
Other	241	206	449	423
Changes in operating assets and liabilities:
Increase in accounts receivable	(48,223)	(63,260)	(9,367)	(50,292)
(Increase) decrease in other current assets	(91)	1,642	(576)	3,566
Increase in accounts payable and accrued expenses	45,080	70,674	43,690	84,233
(Decrease) increase in income taxes payable, net	(33,692)	(14,132)	(15,474)	6,142
Net cash from operating activities	84,026	92,814	249,290	240,211
Investing Activities:
(Increase) decrease in short-term investments, net	(89,803)	15,878	(89,765)	98
Purchase of property and equipment	(17,141)	(9,814)	(27,209)	(26,902)
Other, net	1,264	(91)	820	379
Net cash from investing activities	(105,680)	5,973	(116,154)	(26,425)
Financing Activities:
Proceeds from issuance of common stock	7,548	7,482	18,477	20,402
Repurchases of common stock	(21,600)	(84,401)	(39,281)	(106,266)
Excess tax benefits from stock plans	584	806	1,683	4,232
Dividends paid	(61,899)	(59,358)	(61,899)	(59,358)
Purchase of noncontrolling interest	—	—	(7,730)	—
Net cash from financing activities	(75,367)	(135,471)	(88,750)	(140,990)
Effect of exchange rate changes on cash and cash equivalents	(11,557)	(11,984)	(19,119)	(2,905)
(Decrease) increase in cash and cash equivalents	(108,578)	(48,668)	25,267	69,891
Cash and cash equivalents at beginning of period	1,394,687	1,412,915	1,260,842	1,294,356
Cash and cash equivalents at end of period	$1,286,109	$1,364,247	$1,286,109	$1,364,247
Taxes Paid:
Income taxes	$85,195	$77,583	$112,146	$104,095
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
The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K as filed with the Securities and Exchange Commission on February 27, 2013.
All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for share data. Certain prior year amounts have been reclassified to conform to the 2013 presentation.

B.	Accounts Receivable
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $8,933 as of June 30, 2013 and $9,383 as of December 31, 2012. Additions and write-offs have not been significant in the periods presented.

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
Note 2. Share-Based Compensation
The Company provides compensation benefits by granting stock options and employee stock purchase rights to its employees and restricted shares to its directors. On May 1, 2013, the shareholders approved the 2013 Stock Option Plan ("2013 Plan"), which made available 3,000,000 shares of the Company's common stock for purchase upon exercise of options granted under the 2013 Plan. The Company's annual grant of option awards generally takes place during the second quarter of each fiscal year. For the six months ended June 30, 2013 and 2012, 2,775,450 and 2,822,990 options were granted, respectively. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and none were issued in the six-month periods ended June 30, 2013 and 2012.

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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six months ended June 30,
	2013	2012
Dividend yield	1.50%	1.30%
Volatility - stock option plans	38%	38 - 39%
Risk free interest rates	.71 - 1.15%	0.89 - 1.43%
Expected life (years) - stock option plans	5.91 - 7.43	5.79 - 7.26
Weighted average fair value of stock options granted during the period	$11.17	$13.53
Total stock compensation expense and the total related tax benefit recognized are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock compensation expense	$11,040	$10,926	$22,045	$21,526
Recognized tax benefit	$900	$336	$1,549	$375

Note 3. Basic and Diluted Earnings per Share
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders per share:

	Three months ended
	June 30,
(Amounts in thousands, except share and per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2013
Basic earnings attributable to shareholders	$92,315	206,444,464	$.45
Effect of dilutive potential common shares	—	748,070	—
Diluted earnings attributable to shareholders	$92,315	207,192,534	$.45
2012
Basic earnings attributable to shareholders	$83,955	211,724,082	$.40
Effect of dilutive potential common shares	—	1,488,830	—
Diluted earnings attributable to shareholders	$83,955	213,212,912	$.39

	Six months ended
	June 30,
(Amounts in thousands, except share and per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2013
Basic earnings attributable to shareholders	$172,630	206,459,701	$.84
Effect of dilutive potential common shares	—	962,104	—
Diluted earnings attributable to shareholders	$172,630	207,421,805	$.83
2012
Basic earnings attributable to shareholders	$160,662	211,910,872	$.76
Effect of dilutive potential common shares	—	1,772,715	—
Diluted earnings attributable to shareholders	$160,662	213,683,587	$.75
The following shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Shares	17,456,059	15,444,641	17,456,059	15,427,041

Note 4. Components of Equity
The components of equity for the six months ended June 30, 2013 and 2012 are as follows:

	Shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2012	$2,027,699	4,871	2,032,570
Exercise of stock options	18,477	—	18,477
Shares repurchased under provisions of stock repurchase plans	(39,281)	—	(39,281)
Stock compensation expense	22,045	—	22,045
Tax benefits from stock plans, net	1,516	—	1,516
Net earnings	172,630	643	173,273
Other comprehensive loss	(20,839)	(187)	(21,026)
Dividends paid ($.30 per share)	(61,899)	—	(61,899)
Purchase of noncontrolling interest	(507)	(3,226)	(3,733)
Balance at June 30, 2013	$2,119,841	2,101	2,121,942

Balance at December 31, 2011	$2,003,638	6,431	2,010,069
Exercise of stock options	20,402	—	20,402
Shares repurchased under provisions of stock repurchase plans	(106,266)	—	(106,266)
Stock compensation expense	21,526	—	21,526
Tax benefits from stock plans, net	4,232	—	4,232
Net earnings	160,662	81	160,743
Other comprehensive (loss) income	(1,381)	90	(1,291)
Dividends paid ($.28 per share)	(59,358)	—	(59,358)
Balance at June 30, 2012	$2,043,455	6,602	2,050,057
Accumulated other comprehensive (loss) income consisted entirely of foreign currency translation adjustments, net of related income tax effects, for all the periods presented.
On May 1, 2013, the Board of Directors declared a semi-annual cash dividend of $.30 per share payable on June 17, 2013 to shareholders of record as of June 3, 2013. On May 2, 2012, the Board of Directors declared a semi-annual cash dividend of $.28 per share payable on June 15, 2012 to shareholders of record as of June 1, 2012.
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

	June 30, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$526,256	$526,256	$458,169	$458,169
Corporate commercial paper	634,087	634,162	642,884	642,886
Time deposits	125,766	125,766	159,789	159,789
Total cash and cash equivalents	$1,286,109	$1,286,184	$1,260,842	$1,260,844
Short-Term Investments:
Corporate commercial paper	89,811	89,815	—	—
Time deposits	91	91	139	139
Total short term investments	$89,902	$89,906	$139	$139
Total	$1,376,011	$1,376,090	$1,260,981	$1,260,983
The fair value of corporate commercial paper is based on the use of market interest rates for identical or similar assets.

Note 6. Contingencies
The Company is involved in claims, lawsuits, government investigations and other legal matters which arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations or financial position. As of June 30, 2013, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible loss, if any, beyond the amounts recorded, that might result from the resolution of these matters.
Note 7. Business Segment Information
The Company is organized functionally in geographic operating segments. Accordingly, management focuses its attention on revenues, net revenues1, operating income, identifiable assets, capital expenditures, depreciation and amortization and equity generated in each of these geographical areas when evaluating the effectiveness of geographic management. The Company charges its subsidiaries and affiliates for services rendered in the United States on a cost recovery basis. Transactions among the Company’s various offices are conducted using the same arms-length pricing methodologies the Company uses when its offices transact business with independent agents.
Financial information regarding the Company’s operations by geographic area is as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	ASIA PACIFIC	EUROPE and AFRICA	MIDDLE EAST and INDIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended June 30, 2013:
Revenues from unaffiliated customers	$392,804	56,626	21,421	749,227	205,995	74,380	—	1,500,453
Transfers between geographic areas	23,217	2,516	5,614	11,605	9,189	4,559	(56,700)	—
Total revenues	$416,021	59,142	27,035	760,832	215,184	78,939	(56,700)	1,500,453
Net revenues[1]	$190,818	25,440	15,522	141,385	71,042	24,894	—	469,101
Operating income	$58,310	7,887	4,601	54,781	11,613	6,387	—	143,579
Identifiable assets at quarter end	$1,531,739	101,721	53,795	809,827	418,077	155,058	(6,552)	3,063,665
Capital expenditures	$4,354	708	145	11,056	563	315	—	17,141
Depreciation and amortization	$7,276	197	229	1,983	1,550	439	—	11,674
Equity	$1,209,762	65,897	33,272	606,793	166,891	75,418	(36,091)	2,121,942
Three months ended June 30, 2012:
Revenues from unaffiliated customers	$379,126	49,802	21,366	780,858	202,301	71,499	—	1,504,952
Transfers between geographic areas	22,504	2,466	4,791	11,038	9,603	4,670	(55,072)	—
Total revenues	$401,630	52,268	26,157	791,896	211,904	76,169	(55,072)	1,504,952
Net revenues[1]	$182,291	25,115	14,724	135,908	71,497	24,116	—	453,651
Operating income	$49,193	8,085	4,118	51,768	12,951	6,288	—	132,403
Identifiable assets at quarter end	$1,597,543	93,374	52,019	687,586	412,752	152,754	(3,656)	2,992,372
Capital expenditures	$5,236	153	400	2,602	1,111	312	—	9,814
Depreciation and amortization	$5,756	181	207	1,645	1,430	451	—	9,670
Equity	$1,295,963	51,248	31,903	462,123	144,659	94,892	(30,731)	2,050,057

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	ASIA PACIFIC	EUROPE and AFRICA	MIDDLE EAST and INDIA	ELIMI- NATIONS	CONSOLI- DATED
Six months ended June 30, 2013:
Revenues from unaffiliated customers	$764,523	108,355	41,285	1,443,322	408,482	144,971	—	2,910,938
Transfers between geographic areas	43,243	5,060	10,490	22,235	18,069	8,886	(107,983)	—
Total revenues	$807,766	113,415	51,775	1,465,557	426,551	153,857	(107,983)	2,910,938
Net revenues[1]	$368,506	49,221	29,933	276,892	141,631	48,202	—	914,385
Operating income	$105,663	14,499	8,690	107,665	23,539	12,041	—	272,097
Identifiable assets at period end	$1,531,739	101,721	53,795	809,827	418,077	155,058	(6,552)	3,063,665
Capital expenditures	$9,733	895	404	13,608	1,761	808	—	27,209
Depreciation and amortization	$14,033	404	470	3,971	3,179	895	—	22,952
Equity	$1,209,762	65,897	33,272	606,793	166,891	75,418	(36,091)	2,121,942
Six months ended June 30, 2012:
Revenues from unaffiliated customers	$756,428	99,756	40,635	1,468,928	408,572	142,003	—	2,916,322
Transfers between geographic areas	44,712	4,931	9,870	22,010	19,070	9,321	(109,914)	—
Total revenues	$801,140	104,687	50,505	1,490,938	427,642	151,324	(109,914)	2,916,322
Net revenues[1]	$363,766	47,357	29,559	267,722	143,030	48,788	—	900,222
Operating income	$94,718	14,454	8,880	99,006	27,198	13,418	—	257,674
Identifiable assets at period end	$1,597,543	93,374	52,019	687,586	412,752	152,754	(3,656)	2,992,372
Capital expenditures	$14,995	329	655	7,889	2,053	981	—	26,902
Depreciation and amortization	$11,378	368	424	3,269	2,834	942	—	19,215
Equity	$1,295,963	51,248	31,903	462,123	144,659	94,892	(30,731)	2,050,057
_______________________
1Net revenues are a non-GAAP measure calculated as revenues less directly related operations expenses attributable to the Company's principal services. The Company's management believes that net revenues are a better measure than are total revenues when evaluating the Company's operating segment performance since total revenues earned as a freight consolidator must consider the carriers' charges for carrying the shipment, whereas revenues earned in other capacities include primarily the commissions and fees earned by the Company. Net revenue is one of the Company's primary operational and financial measures and demonstrates the Company's ability to concentrate and leverage purchasing power (buy rates) through effective consolidation of shipments from customers utilizing a variety of transportation carriers and optimal routings.

The following table presents the calculation of consolidated net revenues:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Total revenues	$1,500,453	$1,504,952	$2,910,938	$2,916,322
Expenses:
Airfreight services	483,016	484,311	947,935	965,354
Ocean freight and ocean services	380,727	413,447	725,650	745,401
Customs brokerage and other services	167,609	153,543	322,968	305,345
Net revenues	$469,101	$453,651	$914,385	$900,222

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS
Certain portions of this report on Form 10-Q including the sections entitled “Overview,” "Strategy and Culture," "International Trade and Competition," "Seasonality," “Critical Accounting Estimates,” “Results of Operations,” “Currency and Other Risk Factors” and “Liquidity and Capital Resources” contain forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, and other characterizations of future events or circumstances are forward-looking statements. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. Attention should be given to the factors identified and discussed in the Company's annual report on Form 10-K filed on February 27, 2013.
Overview
Expeditors International of Washington, Inc. is engaged in the business of global logistics management, including international freight forwarding and consolidation, for both air and ocean freight. The Company acts as a customs broker in all domestic offices, and in many of its international offices. The Company also provides additional services for its customers including value-added distribution, purchase order management, vendor consolidation, domestic time definite transportation services, cargo insurance and other logistics solutions. The Company does not compete for overnight courier or small parcel business. As a non-asset based carrier, the Company does not own or operate transportation assets, such as aircraft or steamships.
The Company derives its revenues from three principal sources: 1) airfreight services, 2) ocean freight and ocean services, and 3) customs brokerage and other services. These are the revenue categories presented in the financial statements.
The Company generates the major portion of its air and ocean freight revenues by purchasing transportation services on a wholesale basis from direct (asset-based) carriers and reselling those services to its customers on a retail basis. The difference between the rate billed to customers (the sell rate) and the rate paid to the carrier (the buy rate) is termed “net revenue” (a non-GAAP measure), “yield” or "margin." By consolidating shipments from multiple customers and concentrating its buying power, the Company is able to negotiate favorable buy rates from the direct carriers, while at the same time offering lower sell rates than customers would otherwise be able to negotiate themselves. The most significant drivers of changes in gross revenues and related transportation expenses are volume, sell rates and buy rates. Volume has a similar effect on the change in both gross revenues and related transportation expenses in each of our three primary sources of revenue.
In most cases the Company acts as an indirect carrier. When acting as an indirect carrier, the Company will issue a House Airway Bill (HAWB) or a House Ocean Bill of Lading (HOBL) to customers as the contract of carriage. In turn, when the freight is physically tendered to a direct carrier, the Company receives a contract of carriage known as a Master Airway Bill for airfreight shipments and a Master Ocean Bill of Lading for ocean shipments. In these transactions, the Company is the primary obligor, is obligated to compensate direct carriers for services performed regardless of whether customers accept the service, has latitude in establishing price, has discretion in selecting the direct carrier and has credit risk. Therefore, the Company is the principal in these transactions and reports revenue and the related expenses on a gross basis.
Revenues earned in other capacities, for instance, when the Company does not issue an HAWB or an HOBL or otherwise acts solely as an agent for the shipper, only the commissions and fees earned for such services are included in revenues. In these transactions, the Company is not a principal and reports only commissions and fees earned in revenue.
Customs brokerage and other services involves providing services at destination, such as helping customers clear shipments through customs by preparing and filing required documentation, calculating and providing for payment of duties and other taxes on behalf of the customers as well as arranging for any required inspections by governmental agencies, and arranging for delivery. These are complicated functions requiring technical knowledge of customs rules and regulations in the multitude of countries in which the Company has offices.
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
The mix of services varies by segment based primarily on the import or export orientation of local operations in each region. In accordance with our revenue recognition policy (see Note 1. E. to the consolidated financial statements in the Company's annual report on Form 10-K filed on February 27, 2013), almost all freight revenues and related expenses are recorded at origin and shipment profits are split between origin and destination offices by recording a commission fee or profit share revenue at destination and a corresponding commission or profit share expense as a component of origin consolidation costs. The Asia Pacific segment is the Company's largest export oriented region and accounted for 50% of revenues and 40% of operating income in the first half of 2013. Asia Pacific's operating income as a percentage of revenue is lower than other segments due to the largely export nature of operations in that region.
Strategy and Culture
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
International Trade and Competition
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
The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. Consistent with continuing uncertainty in global economic conditions, concerns over volatile fuel costs, rising costs in general, political unrest and fluctuating currency exchange rates, the Company’s pricing and terms continue to be pressured by customers, carriers and service providers which resulted in a compression of the Company's 2012 margins. In the first half of 2013, the Company's margin percentages increased slightly over 2012 primarily due to better buy rates.
The Company cannot predict what impact ongoing uncertainties in the global economy may have on its operating results, freight volumes, pricing, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or on changes in competitors' behavior.
Seasonality
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
Critical Accounting Estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires that the Company make estimates and judgments. The Company bases its estimates on historical experience and on assumptions that it believes are reasonable. The Company's critical accounting estimates are discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's annual report on Form 10-K for the year ended December 31, 2012 filed on February 27, 2013. There have been no material changes to the critical accounting estimates previously disclosed in that report.

Results of Operations
The following table shows the calculation of consolidated net revenues (a non-GAAP measure calculated as revenues less directly related operations expenses attributable to the Company's principal services) and the Company’s expenses for the three and six-month periods ended June 30, 2013 and 2012, expressed as percentages of net revenues. Management believes that net revenues are a better measure than are total revenues when analyzing and discussing management's effectiveness in managing the Company's principal services since total revenues earned by the Company as a freight consolidator must consider the carriers’ charges to the Company for carrying the shipment, whereas revenues earned by the Company in its other capacities include primarily the commissions and fees earned by the Company. Net revenue is one of the Company's primary operational and financial measures that demonstrates the ability of the Company to manage sell rates to customers with its ability to concentrate and leverage its purchasing power (buy rates) through effective consolidation of shipments from multiple customers utilizing a variety of transportation carriers and optimal routings. Using net revenue also provides a commonality for comparison among various services.
The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
(in thousands)
Airfreight services:
Revenues	$642,969		$638,541		$1,263,343		$1,277,453
Expenses	483,016		484,311		947,935		965,354
Net revenues	159,953	34%	154,230	34%	315,408	34%	312,099	35%
Ocean freight services and ocean services:
Revenues	492,007		518,998		937,486		953,334
Expenses	380,727		413,447		725,650		745,401
Net revenues	111,280	24	105,551	23	211,836	24	207,933	23
Customs brokerage and other services:
Revenues	365,477		347,413		710,109		685,535
Expenses	167,609		153,543		322,968		305,345
Net revenues	197,868	42	193,870	43	387,141	42	380,190	42
Total net revenues	469,101	100	453,651	100	914,385	100	900,222	100
Overhead expenses:
Salaries and related costs	255,569	54	249,925	55	503,986	55	496,057	55
Other	69,953	15	71,323	16	138,302	15	146,491	16
Total overhead expenses	325,522	69	321,248	71	642,288	70	642,548	71
Operating income	143,579	31	132,403	29	272,097	30	257,674	29
Other income, net	7,395	1	6,510	1	12,169	1	10,347	1
Earnings before income taxes	150,974	32	138,913	30	284,266	31	268,021	30
Income tax expense	58,311	12	54,892	12	110,993	12	107,278	12
Net earnings	92,663	20	84,021	18	173,273	19	160,743	18
Less net earnings attributable to the noncontrolling interest	348	—	66	—	643	—	81	—
Net earnings attributable to shareholders	$92,315	20%	$83,955	18%	$172,630	19%	$160,662	18%
Airfreight services:
Airfreight services revenues increased 1% for the three-month period ended June 30, 2013, as compared with the same period for 2012, due to a 5% increase in tonnage that was partially offset by the Company adjusting sell rates downward to reflect market conditions and the corresponding reductions in buy rates. Airfreight services expenses decreased slightly for the three-month period ended June 30, 2013, as compared with the same period for 2012, as the increase in tonnage was offset by more favorable buy rates.
As a result of the performance in the second quarter of 2013, airfreight services revenues and related expenses decreased only 1% and 2%, respectively, for the six-month period ended June 30, 2013, as compared with the same period for 2012, as buy and sell rates decreased to reflect market conditions, partially offset by a 3% increase in tonnage.
Airfreight services net revenues increased 4% for the three-month period ended June 30, 2013, as compared with the same period for 2012. The increase in global airfreight services net revenues was primarily due to a 5% increase in airfreight tonnage, partially offset by a 2% decrease in net revenue per kilo mostly in North America. North America, Asia Pacific and Europe airfreight services net revenues increased 2%, 7% and 1%, respectively, primarily due to increases in air export tonnage of 5%, 7% and 1%, respectively.
Airfreight services net revenues increased 1% for the six-month period ended June 30, 2013, as compared with the same period for 2012. The increase in global airfreight services net revenues was primarily due to a 3% increase in airfreight tonnage, partially offset by a 2% decrease in net revenue per kilo. Asia Pacific and Europe airfreight services net revenues increased 5% and remained flat, respectively, in the six months ended June 30, 2013 as compared with the same periods in 2012, while airfreight export tonnage for Asia Pacific increased 6% and Europe decreased 1%. North America airfreight services net revenue decreased 1% primarily due to a marginal decrease in net revenue per kilo.
The global airfreight market continues to be affected as high technology consumer products decrease in size and weight. Customers remain focused on improving supply-chain efficiency by utilizing deferred airfreight or ocean freight whenever possible. The Company expects these trends to continue in conjunction with carriers efforts to manage available capacity. These factors could result in a higher degree of volatility in both rates and volumes.
Ocean freight services and ocean services:
Ocean freight and ocean services revenues decreased 5% and 2%, respectively, for the three and six-month periods ended June 30, 2013, as compared with the same periods for 2012, primarily driven by lower sell rates, which resulted from excess available carrier capacity, and customers shifting allocations to direct carrier contracts to meet their own short term carrier commitments. Ocean freight and ocean services expenses decreased 8% and 3%, respectively, for the three and six-month periods ended June 30, 2013, as compared with the same periods for 2012, primarily due to reduced carrier rates resulting from excess available market capacity. Container volume as measured in terms of forty-foot container equivalent units (FEUs) increased 2% and remained constant, respectively, for the three and six month-periods ended June 30, 2013, as compared with the same periods for 2012.
Ocean freight and ocean services net revenues increased 5% and 2%, respectively, for the three and six-month periods ended June 30, 2013, as compared with the same periods for 2012, primarily resulting from favorable buying opportunities available in the current market and a 2% volume increase in the second quarter of 2013. Ocean freight and ocean services net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The largest component is ocean freight consolidation, which represented 48% and 47% of ocean freight net revenue for the three and six-month periods ended June 30, 2013, respectively, and 46% and 47% for the same periods ended in 2012, respectively.
Ocean freight consolidation net revenues increased 11% for the three-month period ended June 30, 2013, as compared with the same period in 2012, primarily due to a 10% increase in net revenue per container and a 2% increase in container volume. Ocean freight consolidation net revenues increased 2% for the six-month period ended June 30, 2013, as compared with the same period in 2012, primarily due to a 3% increase in net revenue per container while container volume remained constant. During the second quarter of 2013, the Company implemented sell rate reductions as carriers reduced their rates, and the Company benefited from favorable spot market buying opportunities.
Direct ocean freight forwarding net revenues remained flat for the three and six-month periods ended June 30, 2013, as compared with the same periods in 2012. Order management net revenues increased 2% and 4%, respectively, for the three and six-month periods ended June 30, 2013 as compared with the same periods in 2012, mostly due to additional services and volumes with existing customers.
North America, Asia Pacific and Europe ocean freight and ocean services net revenues increased 7%, 4% and 3%, respectively, in the second quarter of 2013, as compared with the same period in 2012. North America and Asia Pacific ocean freight and ocean services net revenues increased 4% and 1%, respectively, while Europe remained flat in the first half of 2013, as compared with the same period in 2012, and are reflective of the favorable market buying opportunities discussed above.
Customs brokerage and other services:
Customs brokerage and other services revenues increased 5% and 4%, respectively, for the three and six-month periods ended June 30, 2013, as compared with the same periods for 2012, as a result of increased volumes from existing and new customers. Customs brokerage and other services expenses increased 9% and 6%, respectively, for the three and six-month periods ended June 30, 2013, as compared with the same periods for 2012 as a result of increased volume, higher buy rates and other costs in domestic time definite transportation services.
Customs brokerage and other services net revenues increased 2% for both the three and six-month periods ended June 30, 2013, as compared with the same periods in 2012, primarily due to higher volumes from existing and new customers. The margin percentage declined as a result of domestic time definite transportation services. Customers continue to seek out customs brokers with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.
North America customs brokerage and other services net revenues increases of 4% were partially offset by a 4% decline in Europe in the second quarter of 2013, as compared with the same period in 2012, primarily as a result of lower volume in that region related to the ongoing economic malaise in Europe. North America customs brokerage and other services net revenues increased 2% in the first half of 2013, as compared with the same period in 2012, as a result of higher volume.
Overhead expenses:
Salaries and related costs increased 2% for the three and six-month periods ended June 30, 2013, as compared with the same period in 2012, primarily as a result of increases in base salaries and higher field and executive management bonuses earned as a result of increases in operating income.
Salaries and related costs and stock-based compensation expense as a percentage of net revenues are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Salaries and related costs	$255,569	$249,925	$503,986	$496,057
As a % of net revenues	54.5%	55.1%	55.1%	55.1%
Stock compensation expense	$11,040	$10,926	$22,045	$21,526
As a % of net revenues	2.4%	2.4%	2.4%	2.4%
Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation will occur in proportion to changes in Company operating income, creating a direct alignment between corporate performance and shareholder interests. Bonuses to field and executive management for the six-month period ended June 30, 2013 were up 4% and 6%, respectively, as compared with the same period for 2012, primarily as a result of a 6% increase in operating income. The Company’s management incentive compensation programs have always been incentive-based and performance driven and there is no built-in bias that favors or enriches management in a manner inconsistent with overall corporate performance.
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
Other overhead expenses decreased 2% and 6%, respectively, for the three and six-month periods ended June 30, 2013, as compared with the same periods in 2012. The decrease in expenses for the quarter ended June 30, 2013 is primarily due to the transition to a value added tax system in certain jurisdictions and lower legal expenses. Additionally, the lower expenses in the first half of 2013 were due to a fine of €4.14 million ($5.5 million) incurred in the first quarter of 2012 related to the European Commission's finding against the Company for anti-competitive behavior. These reductions in expenses were partially offset by increases in depreciation and amortization expenses of $2 million and $4 million, respectively for the three and six-month periods ended June 30, 2013, as a result of investments in technology and building and leasehold improvements. Excluding the fine discussed above, other overhead expenses as a percentage of net revenues decreased 1% for the first half of the year, as compared with the same period in 2012.
Income tax expense:
The Company pays income taxes in the United States and other jurisdictions. The Company’s consolidated effective income tax rate decreased to approximately 38.6% and 39.0%, respectively for the three and six-month periods ended June 30, 2013 from 39.5% and 40.0%, respectively, for the three and six-month periods ended June 30, 2012. The decrease in the effective tax rate in the first half of the year is due to lower non-deductible expenses as compared to the prior year period and less of a negative impact in the current year period associated with the Company's stock-based compensation arrangements when compared to the prior year periods. The tax benefit related to stock-based compensation expense is recorded for non-qualified stock options at the time the related compensation expense is recognized while the tax benefit received for disqualifying dispositions of incentive stock options and employee stock purchase plan shares cannot be anticipated and is recorded at the time of the disqualifying event.

Currency and Other Risk Factors
The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company's ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three and six months ended June 30, 2013 and 2012 was insignificant. The Company had no foreign currency derivatives outstanding at June 30, 2013 and December 31, 2012. During the three months ended June 30, 2013, net foreign currency gains were less than $1 million. Net foreign currency losses were less than $1 million in the first half of 2013. For the same periods of 2012, the Company's net foreign currency losses were $2 million and $3 million, respectively.
International air and ocean freight forwarding and customs brokerage and other services are intensively competitive and are expected to remain so for the foreseeable future. There are a large number of entities competing in the international logistics industry, some of which have significantly more resources than the Company; however, the Company’s primary competition is confined to a relatively small number of companies within this group. The industry continues to experience consolidations into larger firms striving for stronger and more complete multinational and multi-service networks. However, regional and local brokers and forwarders remain a competitive force.
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

Liquidity and Capital Resources
The Company’s principal source of liquidity is cash and cash equivalents, short-term investments and cash generated from operating activities. Net cash provided by operating activities for the three and six months ended June 30, 2013, was approximately $84 million and $249 million, respectively, as compared with $93 million and $240 million for the same periods in 2012. The decrease of $9 million for the three-month period ended June 30, 2013 is primarily due to an increase in earnings and deferred taxes associated with unremitted foreign earnings, offset by prepayments of income taxes in the United States and net use of cash in other working capital accounts. The increase of $9 million for the six-month period ended June 30, 2013 is primarily due to an increase in earnings and deferred taxes associated with unremitted foreign earnings, offset by prepayments of income taxes in the United States. At June 30, 2013, working capital was $1,616 million, including cash and cash equivalents and short-term investments of $1,376 million. The Company had no long-term debt at June 30, 2013. Management believes that the Company’s current cash position and operating cash flows will be sufficient to meet its capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
The Company’s business is subject to seasonal fluctuations. Cash flow fluctuates as a result of this seasonality. Historically, the first quarter shows an excess of customer collections over customer billings. This results in positive cash flow. The increased activity, typically commencing late second or early third quarter and continuing well into the fourth quarter, causes an excess of customer billings over customer collections. This cyclical growth in customer receivables consumes available cash.
As a customs broker, the Company makes significant cash advances for a select group of its credit-worthy customers. These cash advances are for customer obligations such as the payment of duties and taxes to governmental authorities in various countries throughout the world. Cash advances are a “pass through” and are not recorded as a component of revenue and expense. The billings of such advances to customers are accounted for as a direct increase in accounts receivable from the customer and a corresponding increase in accounts payable to governmental customs authorities. As a result of these “pass through” billings, the conventional Days Sales Outstanding or DSO calculation does not directly measure collection efficiency. Management believes that the Company has effective credit control procedures, and historically has experienced relatively insignificant collection problems.
Cash used in investing activities for the three and six months ended June 30, 2013 was $106 million and $116 million, respectively. The largest use of cash in investing activities for the three and six months ended June 30, 2013 were net purchases made in short-term investments of $90 million. In the second quarter of 2013, the Company also made capital expenditures of $17 million, as compared with $10 million for the same period in 2012. The Company does have need, on occasion, to purchase or construct buildings to house staff and to facilitate the staging of customers’ freight. The Company routinely invests in technology, leasehold improvements and equipment and office furniture. Capital expenditures in the second quarter of 2013 related primarily to investments in technology, office furniture and equipment and building and leasehold improvements. Total capital expenditures in 2013 are estimated to be approximately $80 million. This includes routine capital expenditures plus additional real estate development.
Cash used in financing activities during the three and six months ended June 30, 2013, was $75 million and $89 million, respectively, as compared with $135 million and $141 million for the same periods in 2012. The Company uses the proceeds from stock option exercises and available cash to repurchase the Company’s common stock on the open market. In the second quarter of 2013, the Company continued its policy of repurchasing stock to limit growth in issued and outstanding shares as a result of stock option exercises. The decrease in cash used in financing activity during three and six months ended June 30, 2013, as compared to the same period in 2012, is primarily due to lower aggregate stock repurchases resulting mostly from additional discretionary purchases of 1.5 million shares completed in the second quarter of 2012. Cash used in financing activities for the six months ended June 30, 2013 also include the purchase of the noncontrolling interest of a consolidated subsidiary. During the six months ended June 30, 2013 and 2012, the Company paid dividends of $.30 and $.28 per share, respectively.
The Company follows established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. The Company’s investment portfolio has not been adversely impacted by the disruption in the credit markets. However, there can be no assurance that the Company’s investment portfolio will not be adversely affected in the future.
At June 30, 2013, the Company was contingently liable for $94 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate primarily to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.
The Company's foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and needs to finance local capital expenditures. In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At June 30, 2013, cash and cash equivalent balances of $712 million were held by the Company’s non-United States subsidiaries, of which $64 million was held in banks in the United States. Earnings of the Company's foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States and, accordingly, a deferred tax liability has been accrued for all undistributed earnings, net of foreign related tax credits.
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
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the six months ended June 30, 2013, would have had the effect of raising operating income approximately $19 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $15 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the six months ended June 30, 2013 and 2012 was insignificant. During the three months ended June 30, 2013, net foreign currency gains were less than $1 million. Net foreign currency losses were less than $1 million in the first half of 2013. For the same periods of 2012, the Company's net foreign currency losses were $2 million and $3 million, respectively. The Company had no foreign currency derivatives outstanding at June 30, 2013 and December 31, 2012. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of June 30, 2013, the Company had approximately $7 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.
Interest Rate Risk
At June 30, 2013, the Company had cash and cash equivalents and short term investments of $1,376 million, of which $850 million was invested at various short-term market interest rates. The Company had no long-term debt at June 30, 2013. A hypothetical change in the interest rate of 10 basis points at June 30, 2013 would not have a significant impact on the Company’s earnings.
In management’s opinion, there has been no material change in the Company’s interest rate risk exposure in the second quarter of 2013.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in claims, lawsuits, government investigations and other legal matters which arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations or financial position. As of June 30, 2013, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible loss, if any, beyond the amounts recorded, that might result from the resolution of these matters.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the annual report on Form 10-K filed on February 27, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2013	3,576	$35.80	3,576	21,881,979
May 1-31, 2013	520,613	38.47	520,613	21,383,154
June 1-30, 2013	38,070	37.88	38,070	21,348,838
Total	562,259	$38.42	562,259	21,348,838
In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of the Company’s common stock. This authorization has no expiration date. This plan was disclosed in the Company’s report on Form 10-K filed March 31, 1995. In the second quarter of 2013, 283,636 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.
In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of such shares as may be necessary to reduce the issued and outstanding stock to 200 million shares of common stock. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. This plan was announced on November 13, 2001. In the second quarter of 2013, 278,623 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(a)	Not applicable.

(b)	Not applicable.

Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
10.1
The Company's 2013 Stock Option Plan (incorporated by reference to Appendix A of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on March 29, 2013)

10.2
Form of Stock Option Agreement used in connection with options granted under the Company's 2013 Stock Option Plan (incorporated by reference to Appendix B of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on March 29, 2013)

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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

August 8, 2013	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer

August 8, 2013	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Form 10-Q Index and Exhibits
June 30, 2013

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