Form 10-Q
period 2013-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2013-11-07
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Yes ☐ No ☒
At November 5, 2013, the number of shares outstanding of the issuer’s Common Stock was 205,580,335.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2013	December 31, 2012
Current Assets:
Cash and cash equivalents	$1,310,330	$1,260,842
Short-term investments	99,828	139
Accounts receivable, less allowance for doubtful accounts of $10,187 at September 30, 2013 and $9,383 at December 31, 2012	1,027,572	1,031,376
Deferred Federal and state income taxes	12,670	12,102
Other	47,811	53,140
Total current assets	2,498,211	2,357,599
Property and equipment, less accumulated depreciation and amortization of $337,154 at September 30, 2013 and $325,595 at December 31, 2012	562,125	556,204
Goodwill	7,927	7,927
Other assets, net	30,300	32,395
Total assets	$3,098,563	$2,954,125
Current Liabilities:
Accounts payable	656,674	641,593
Accrued expenses, primarily salaries and related costs	183,130	178,995
Federal, state and foreign income taxes	24,175	21,970
Total current liabilities	863,979	842,558
Deferred Federal and state income taxes	53,854	78,997

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $.01 per share. Issued and outstanding 205,455,991 shares at September 30, 2013 and 206,392,013 shares at December 31, 2012	2,055	2,064
Additional paid-in capital	2,443	1,283
Retained earnings	2,181,317	2,018,618
Accumulated other comprehensive (loss) income	(6,236)	5,734
Total shareholders’ equity	2,179,579	2,027,699
Noncontrolling interest	1,151	4,871
Total equity	2,180,730	2,032,570
Total liabilities and equity	$3,098,563	$2,954,125
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In thousands, except share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Airfreight services	$628,116	$622,678	$1,891,459	$1,900,131
Ocean freight and ocean services	525,193	549,250	1,462,679	1,502,584
Customs brokerage and other services	381,780	359,736	1,091,889	1,045,271
Total revenues	1,535,089	1,531,664	4,446,027	4,447,986
Operating Expenses:
Airfreight services	466,699	471,947	1,414,634	1,437,301
Ocean freight and ocean services	409,649	432,518	1,135,299	1,177,919
Customs brokerage and other services	176,716	162,061	499,684	467,406
Salaries and related costs	261,613	252,899	765,599	748,956
Rent and occupancy costs	21,851	21,304	65,640	63,333
Depreciation and amortization	12,629	10,030	35,581	29,245
Selling and promotion	8,306	7,847	23,891	25,370
Other	31,313	27,959	87,289	95,683
Total operating expenses	1,388,776	1,386,565	4,027,617	4,045,213
Operating income	146,313	145,099	418,410	402,773
Other Income (Expense):
Interest income	2,967	2,831	9,280	9,241
Other, net	1,212	1,050	7,068	4,987
Other income, net	4,179	3,881	16,348	14,228
Earnings before income taxes	150,492	148,980	434,758	417,001
Income tax expense	57,763	60,253	168,756	167,531
Net earnings	92,729	88,727	266,002	249,470
Less net earnings attributable to the noncontrolling interest	329	237	972	318
Net earnings attributable to shareholders	$92,400	$88,490	$265,030	$249,152
Diluted earnings attributable to shareholders per share	$.45	$.42	$1.28	$1.17
Basic earnings attributable to shareholders per share	$.45	$.42	$1.28	$1.18
Dividends declared and paid per common share	$—	$—	$.30	$.28
Weighted average diluted shares outstanding	207,368,792	211,397,602	207,351,569	212,916,309
Weighted average basic shares outstanding	206,516,194	210,135,763	206,478,746	211,314,850
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net earnings	$92,729	$88,727	$266,002	$249,470
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $4,859 and $4,922 for the three months ended September 30, 2013 and 2012, and $6,557 and $4,164 for the nine months ended September 30, 2013 and 2012	8,751	8,982	(12,275)	7,691
Reclassification adjustments for foreign currency realized losses, net of tax of $350 for the three and nine months ended September 30, 2012	—	650	—	650
Other comprehensive income (loss)	8,751	9,632	(12,275)	8,341
Comprehensive income	101,480	98,359	253,727	257,811
Less comprehensive income attributable to the noncontrolling interest	211	257	667	428
Comprehensive income attributable to shareholders	$101,269	$98,102	$253,060	$257,383
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating Activities:
Net earnings	$92,729	$88,727	$266,002	$249,470
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for losses (recoveries) on accounts receivable	1,496	463	2,537	(392)
Deferred income tax (benefit) expense	(33,185)	4,588	(20,245)	4,330
Excess tax benefits from stock plans	—	(59)	(1,683)	(4,291)
Stock compensation expense	11,015	11,320	33,060	32,846
Depreciation and amortization	12,629	10,030	35,581	29,245
Other	187	1,260	636	1,683
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,115)	(23,520)	(14,482)	(73,812)
Increase in other current assets	(4,702)	(7,195)	(5,278)	(3,629)
(Decrease) increase in accounts payable and accrued expenses	(8,875)	(23,267)	34,815	60,966
Increase in income taxes payable, net	30,114	6,819	14,640	12,961
Net cash from operating activities	96,293	69,166	345,583	309,377
Investing Activities:
(Increase) decrease in short-term investments, net	(9,925)	113	(99,690)	211
Purchase of property and equipment	(15,482)	(10,170)	(42,691)	(37,072)
Other, net	306	(104)	1,126	275
Net cash from investing activities	(25,101)	(10,161)	(141,255)	(36,586)
Financing Activities:
Proceeds from issuance of common stock	33,615	24,599	52,092	45,001
Repurchases of common stock	(85,925)	(87,227)	(125,206)	(193,493)
Excess tax benefits from stock plans	—	59	1,683	4,291
Dividends paid	—	—	(61,899)	(59,358)
Purchase of noncontrolling interest	—	—	(7,730)	—
Distributions to noncontrolling interest	(1,161)	(1,177)	(1,161)	(1,177)
Net cash from financing activities	(53,471)	(63,746)	(142,221)	(204,736)
Effect of exchange rate changes on cash and cash equivalents	6,500	8,136	(12,619)	5,231
Increase in cash and cash equivalents	24,221	3,395	49,488	73,286
Cash and cash equivalents at beginning of period	1,286,109	1,364,247	1,260,842	1,294,356
Cash and cash equivalents at end of period	$1,310,330	$1,367,642	$1,310,330	$1,367,642
Taxes Paid:
Income taxes	$147,248	$50,911	$174,199	$155,006
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
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $10,187 as of September 30, 2013 and $9,383 as of December 31, 2012. Additions and write-offs have not been significant in the periods presented.

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
Note 2. Share-Based Compensation
The Company provides compensation benefits by granting stock options and employee stock purchase rights to its employees and restricted shares to its directors. On May 1, 2013, the shareholders approved the 2013 Stock Option Plan ("2013 Plan"), which made available 3,000,000 shares of the Company's common stock for purchase upon exercise of options granted under the 2013 Plan. The Company's annual grant of option awards generally takes place during the second quarter of each fiscal year. For the nine months ended September 30, 2013 and 2012, 2,779,700 and 2,822,990 options were granted, respectively. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and 800,461 and 773,661 shares were issued in the three-month periods ended September 30, 2013 and 2012, respectively.

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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended September 30,
	2013	2012
Dividend yield	1.50 - 1.53%	1.30 - 1.35%
Volatility - stock option plans	38%	38 - 39%
Volatility - stock purchase rights plans	21%	34%
Risk free interest rates	.12 - 1.40%	.19 - 1.43%
Expected life (years) - stock option plans	5.91 - 7.43	5.79 - 7.26
Expected life (years) - stock purchase rights plans	1	1
Weighted average fair value of stock options granted during the period	$11.17	$13.53
Weighted average fair value of stock purchase rights granted during the period	$9.43	$9.70
Total stock compensation expense and the total related tax benefit recognized are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock compensation expense	$11,015	$11,320	$33,060	$32,846
Recognized tax benefit	$943	$996	$2,492	$1,371

Note 3. Basic and Diluted Earnings per Share
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders per share:

	Three months ended
	September 30,
(Amounts in thousands, except share and per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2013
Basic earnings attributable to shareholders	$92,400	206,516,194	$.45
Effect of dilutive potential common shares	—	852,598	—
Diluted earnings attributable to shareholders	$92,400	207,368,792	$.45
2012
Basic earnings attributable to shareholders	$88,490	210,135,763	$.42
Effect of dilutive potential common shares	—	1,261,839	—
Diluted earnings attributable to shareholders	$88,490	211,397,602	$.42

	Nine months ended
	September 30,
(Amounts in thousands, except share and per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2013
Basic earnings attributable to shareholders	$265,030	206,478,746	$1.28
Effect of dilutive potential common shares	—	872,823	—
Diluted earnings attributable to shareholders	$265,030	207,351,569	$1.28
2012
Basic earnings attributable to shareholders	$249,152	211,314,850	$1.18
Effect of dilutive potential common shares	—	1,601,459	—
Diluted earnings attributable to shareholders	$249,152	212,916,309	$1.17
The following potential common shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Shares	15,314,114	15,265,732	17,165,060	15,211,875

Note 4. Components of Equity
The components of equity for the nine months ended September 30, 2013 and 2012 are as follows:

	Shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2012	$2,027,699	4,871	2,032,570
Exercise of stock options	28,115	—	28,115
Issuance of shares under stock purchase plan	23,977	—	23,977
Shares repurchased under provisions of stock repurchase plans	(125,206)	—	(125,206)
Stock compensation expense	33,060	—	33,060
Tax benefits from stock plans, net	1,280	—	1,280
Net earnings	265,030	972	266,002
Other comprehensive loss	(11,970)	(305)	(12,275)
Dividends paid ($.30 per share)	(61,899)	—	(61,899)
Purchase of noncontrolling interest	(507)	(3,226)	(3,733)
Distributions to noncontrolling interest	—	(1,161)	(1,161)
Balance at September 30, 2013	$2,179,579	1,151	2,180,730

Balance at December 31, 2011	$2,003,638	6,431	2,010,069
Exercise of stock options	21,610	—	21,610
Issuance of shares under stock purchase plan	23,391	—	23,391
Shares repurchased under provisions of stock repurchase plans	(193,493)	—	(193,493)
Stock compensation expense	32,846	—	32,846
Tax benefits from stock plans, net	4,000	—	4,000
Net earnings	249,152	318	249,470
Other comprehensive income	8,231	110	8,341
Dividends paid ($.28 per share)	(59,358)	—	(59,358)
Distributions to noncontrolling interest	—	(1,177)	(1,177)
Balance at September 30, 2012	$2,090,017	5,682	2,095,699
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
Subsequent to the end of the third quarter, on November 4, 2013, the Board of Directors declared a semi-annual cash dividend of $.30 per share payable on December 16, 2013 to shareholders of record as of December 2, 2013.

Note 5. Fair Value of Financial Instruments
The Company’s financial instruments, other than cash, consist primarily of cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The carrying value of these financial instruments approximates their fair value. Cash equivalents consist of highly liquid investments with a maturity of three months or less at date of purchase. Short-term investments have a maturity of greater than three months at date of purchase. Cash, cash equivalents and short-term investments consist of the following:

	September 30, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$548,504	$548,504	$458,169	$458,169
Corporate commercial paper	728,375	728,562	642,884	642,886
Time deposits	33,451	33,451	159,789	159,789
Total cash and cash equivalents	$1,310,330	$1,310,517	$1,260,842	$1,260,844
Short-Term Investments:
Corporate commercial paper	99,796	99,911	—	—
Time deposits	32	32	139	139
Total short-term investments	$99,828	$99,943	$139	$139
Total	$1,410,158	$1,410,460	$1,260,981	$1,260,983
The fair value of corporate commercial paper is based on the use of market interest rates for identical or similar assets.

Note 6. Contingencies
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations or financial position. As of September 30, 2013, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.
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
Financial information regarding the Company’s operations by geographic area is as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	ASIA PACIFIC	EUROPE and AFRICA	MIDDLE EAST and INDIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended September 30, 2013:
Revenues from unaffiliated customers	$394,046	52,962	22,136	777,711	212,482	75,752	—	1,535,089
Transfers between geographic areas	22,065	2,911	5,643	12,081	9,358	4,473	(56,531)	—
Total revenues	$416,111	55,873	27,779	789,792	221,840	80,225	(56,531)	1,535,089
Net revenues[1]	$196,389	26,255	15,627	147,343	70,924	25,487	—	482,025
Operating income	$55,627	8,524	5,317	57,975	11,894	6,976	—	146,313
Identifiable assets at quarter end	$1,694,366	102,713	52,785	663,584	438,711	142,843	3,561	3,098,563
Capital expenditures	$12,463	639	147	1,250	703	280	—	15,482
Depreciation and amortization	$7,608	211	210	2,343	1,534	723	—	12,629
Equity	$1,423,598	63,351	30,637	439,719	181,134	75,444	(33,153)	2,180,730
Three months ended September 30, 2012:
Revenues from unaffiliated customers	$383,830	50,208	20,815	804,855	198,124	73,832	—	1,531,664
Transfers between geographic areas	24,423	2,677	4,140	10,676	9,624	4,507	(56,047)	—
Total revenues	$408,253	52,885	24,955	815,531	207,748	78,339	(56,047)	1,531,664
Net revenues[1]	$187,737	23,412	13,978	146,992	69,841	23,178	—	465,138
Operating income	$56,096	6,886	4,239	59,620	13,312	4,946	—	145,099
Identifiable assets at quarter end	$1,570,615	102,020	58,687	714,982	423,488	162,225	170	3,032,187
Capital expenditures	$5,681	222	405	1,934	1,476	452	—	10,170
Depreciation and amortization	$5,942	188	220	1,691	1,555	434	—	10,030
Equity	$1,281,250	58,471	33,444	499,590	158,939	96,621	(32,616)	2,095,699

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	ASIA PACIFIC	EUROPE and AFRICA	MIDDLE EAST and INDIA	ELIMI- NATIONS	CONSOLI- DATED
Nine months ended September 30, 2013:
Revenues from unaffiliated customers	$1,158,569	161,317	63,421	2,221,033	620,964	220,723	—	4,446,027
Transfers between geographic areas	65,308	7,971	16,133	34,316	27,427	13,359	(164,514)	—
Total revenues	$1,223,877	169,288	79,554	2,255,349	648,391	234,082	(164,514)	4,446,027
Net revenues[1]	$564,895	75,476	45,560	424,235	212,555	73,689	—	1,396,410
Operating income	$161,290	23,023	14,007	165,640	35,433	19,017	—	418,410
Identifiable assets at period end	$1,694,366	102,713	52,785	663,584	438,711	142,843	3,561	3,098,563
Capital expenditures	$22,196	1,534	551	14,858	2,464	1,088	—	42,691
Depreciation and amortization	$21,641	615	680	6,314	4,713	1,618	—	35,581
Equity	$1,423,598	63,351	30,637	439,719	181,134	75,444	(33,153)	2,180,730
Nine months ended September 30, 2012:
Revenues from unaffiliated customers	$1,140,258	149,964	61,450	2,273,783	606,696	215,835	—	4,447,986
Transfers between geographic areas	69,135	7,608	14,010	32,686	28,694	13,828	(165,961)	—
Total revenues	$1,209,393	157,572	75,460	2,306,469	635,390	229,663	(165,961)	4,447,986
Net revenues[1]	$551,503	70,769	43,537	414,714	212,871	71,966	—	1,365,360
Operating income	$150,814	21,340	13,119	158,626	40,510	18,364	—	402,773
Identifiable assets at period end	$1,570,615	102,020	58,687	714,982	423,488	162,225	170	3,032,187
Capital expenditures	$20,676	551	1,060	9,823	3,529	1,433	—	37,072
Depreciation and amortization	$17,320	556	644	4,960	4,389	1,376	—	29,245
Equity	$1,281,250	58,471	33,444	499,590	158,939	96,621	(32,616)	2,095,699
_______________________
1Net revenues are a non-GAAP measure calculated as revenues less directly related operations expenses attributable to the Company's principal services. The Company's management believes that net revenues are a better measure than total revenues when evaluating the Company's operating segment performance since total revenues earned as a freight consolidator include the carriers' charges for carrying the shipment, whereas revenues earned in other capacities include primarily the commissions and fees earned by the Company. Net revenue is one of the Company's primary operational and financial measures and demonstrates the Company's ability to concentrate and leverage purchasing power through effective consolidation of shipments from customers utilizing a variety of transportation carriers and optimal routings.

The following table presents the calculation of consolidated net revenues:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Total revenues	$1,535,089	$1,531,664	$4,446,027	$4,447,986
Expenses:
Airfreight services	466,699	471,947	1,414,634	1,437,301
Ocean freight and ocean services	409,649	432,518	1,135,299	1,177,919
Customs brokerage and other services	176,716	162,061	499,684	467,406
Net revenues	$482,025	$465,138	$1,396,410	$1,365,360

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS
Certain portions of this report on Form 10-Q including the sections entitled “Overview,” "Strategy and Culture," "International Trade and Competition," "Seasonality," “Critical Accounting Estimates,” “Results of Operations,” “Currency and Other Risk Factors” and “Liquidity and Capital Resources” contain forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “estimates,” “continues,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, and other characterizations of future events or circumstances are forward-looking statements. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. Attention should be given to the factors identified and discussed in the Company's annual report on Form 10-K filed on February 27, 2013.
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
The Company generates the major portion of its air and ocean freight revenues by purchasing transportation services on a wholesale basis from direct (asset-based) carriers and reselling those services to its customers on a retail basis. The difference between the rate billed to customers (the sell rate) and the rate paid to the carrier (the buy rate) is termed “net revenue” (a non-GAAP measure), “yield” or “margin.” By consolidating shipments from multiple customers and concentrating its buying power, the Company is able to negotiate favorable buy rates from the direct carriers, while at the same time offering lower sell rates than customers would otherwise be able to negotiate themselves. The most significant drivers of changes in gross revenues and related transportation expenses are volume, sell rates and buy rates. Volume has a similar effect on the change in both gross revenues and related transportation expenses in each of our three primary sources of revenue.
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
For revenues earned in other capacities, for instance, when the Company does not issue an HAWB or an HOBL or otherwise acts solely as an agent for the shipper, only the commissions and fees earned for such services are included in revenues. In these transactions, the Company is not a principal and reports only commissions and fees earned in revenue.
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
The mix of services varies by segment based primarily on the import or export orientation of local operations in each region. In accordance with the Company's revenue recognition policy (see Note 1. E. to the consolidated financial statements in the Company's annual report on Form 10-K filed on February 27, 2013), almost all freight revenues and related expenses are recorded at origin and shipment profits are split between origin and destination offices by recording a commission fee or profit share revenue at destination and a corresponding commission or profit share expense as a component of origin consolidation costs. The Asia Pacific segment is the Company's largest export oriented region and accounted for 50% of revenues and 40% of operating income for the nine months ended September 30, 2013. Asia Pacific's operating income as a percentage of revenue is lower than other segments due to the largely export nature of operations in that region.

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

•
Individual commitment to the identification and mentoring of successors for every key position so that when inevitable change occurs, a qualified and well-trained internal candidate is ready to step forward; and

•
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
The Company’s ability to provide services to its customers is highly dependent on good working relationships with a variety of entities including airlines, ocean steamship lines, and governmental agencies. The significance of maintaining acceptable working relationships with governmental agencies and asset-based carriers involved in global trade has gained increased importance as a result of ongoing concern over terrorism. As each carrier labors to comply with additional governmental regulations implementing security policies and procedures, inherent conflicts emerge which can and do affect global trade. A good reputation helps to develop practical working understandings that will assist in meeting security requirements while minimizing potential international trade obstacles, especially as governments promulgate new regulations and increase oversight and enforcement of new and existing laws. The Company considers its current working relationships with these entities to be satisfactory. The airline and ocean steamship line industries have incurred significant losses in recent years and many carriers are highly leveraged with debt. This situation has required the Company to be increasingly selective in determining which carriers to utilize. Further changes in the financial stability, operating capabilities and capacity of asset-based carriers, space allotments available from carriers, governmental regulations, modernization of the regulations governing customs brokerage, and/or changes in governmental quota restrictions or trade accords could affect the Company’s business in unpredictable ways.

International Trade and Competition
The Company operates in 63 countries throughout the world in the competitive global logistics industry and Company activities are tied directly to the global economy. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, and laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to current tariffs and trade restrictions and accords. The Company cannot predict which, if any, of these proposals may be adopted, or the effects the adoption of any such proposal will have on the Company’s business. Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies concerning international trade, the Company’s business may also be affected by political developments and changes in government personnel or policies, as well as economic turbulence, political unrest and security concerns in the nations in which it does business and the future impact that these events may have on international trade and oil prices.
The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. Consistent with continuing uncertainty in global economic conditions, concerns over volatile fuel costs, rising costs in general, political unrest and fluctuating currency exchange rates, the Company’s pricing and terms continue to be pressured by customers, carriers and service providers which resulted in a compression of the Company's 2012 margins. In the quarter ended September 30, 2013, the Company's ocean freight consolidation net revenue per container decreased 16%, as compared with the third quarter of 2012, primarily related to exports out of China.
The Company cannot predict what impact ongoing uncertainties in the global economy may have on its operating results, freight volumes, pricing, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or on changes in competitors' behavior.

Seasonality
Historically, the Company’s operating results have been subject to a seasonal trend when measured on a quarterly basis. The first quarter has traditionally been the weakest and the third and fourth quarters have traditionally been the strongest. This pattern is the result of, or is influenced by, numerous factors including weather patterns, national holidays, consumer demand, new product launches, economic conditions and a myriad of other similar and subtle forces. In addition, this historical quarterly trend has been influenced by the growth and diversification of the Company’s international network and service offerings.
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
To the extent that a shortfall in revenues or earnings was not expected by securities analysts, any such shortfall from levels predicted by securities analysts could have an immediate and adverse effect on the trading price of the Company’s stock. The Company cannot accurately forecast many of these factors or estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns, if any, will continue in future periods.

Critical Accounting Estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires that the Company make estimates and judgments. The Company bases its estimates on historical experience and on assumptions that it believes are reasonable. The Company's critical accounting estimates are discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the

Company's annual report on Form 10-K for the year ended December 31, 2012, filed on February 27, 2013. There have been no material changes to the critical accounting estimates previously disclosed in that report.
Results of Operations
The following table shows the calculation of consolidated net revenues (a non-GAAP measure calculated as revenues less directly related operations expenses attributable to the Company's principal services) and the Company’s expenses for the three and nine-month periods ended September 30, 2013 and 2012, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues when analyzing and discussing management's effectiveness in managing the Company's principal services since total revenues earned by the Company as a freight consolidator includes the carriers’ charges to the Company for carrying the shipment, whereas revenues earned by the Company in its other capacities include primarily the commissions and fees earned by the Company. Net revenue is one of the Company's primary operational and financial measures that demonstrates the ability of the Company to manage sell rates to customers with its ability to concentrate and leverage its purchasing power through effective consolidation of shipments from multiple customers utilizing a variety of transportation carriers and optimal routings. Using net revenue also provides a commonality for comparison among various services.
The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
(in thousands)
Airfreight services:
Revenues	$628,116		$622,678		$1,891,459		$1,900,131
Expenses	466,699		471,947		1,414,634		1,437,301
Net revenues	161,417	33%	150,731	32%	476,825	34%	462,830	34%
Ocean freight services and ocean services:
Revenues	525,193		549,250		1,462,679		1,502,584
Expenses	409,649		432,518		1,135,299		1,177,919
Net revenues	115,544	24	116,732	25	327,380	24	324,665	24
Customs brokerage and other services:
Revenues	381,780		359,736		1,091,889		1,045,271
Expenses	176,716		162,061		499,684		467,406
Net revenues	205,064	43	197,675	43	592,205	42	577,865	42
Total net revenues	482,025	100	465,138	100	1,396,410	100	1,365,360	100
Overhead expenses:
Salaries and related costs	261,613	54	252,899	54	765,599	55	748,956	55
Other	74,099	16	67,140	15	212,401	15	213,631	16
Total overhead expenses	335,712	70	320,039	69	978,000	70	962,587	71
Operating income	146,313	30	145,099	31	418,410	30	402,773	29
Other income, net	4,179	1	3,881	1	16,348	1	14,228	1
Earnings before income taxes	150,492	31	148,980	32	434,758	31	417,001	30
Income tax expense	57,763	12	60,253	13	168,756	12	167,531	12
Net earnings	92,729	19	88,727	19	266,002	19	249,470	18
Less net earnings attributable to the noncontrolling interest	329	—	237	—	972	—	318	—
Net earnings attributable to shareholders	$92,400	19%	$88,490	19%	$265,030	19%	$249,152	18%
Airfreight services:
Airfreight services revenues increased 1% for the three-month period ended September 30, 2013, as compared with the same period for 2012, due to a 3% increase in tonnage that was partially offset by the Company lowering sell rates to reflect soft market conditions primarily caused by higher available capacity relative to demand. Airfreight services expenses decreased 1% for the three-month period ended September 30, 2013, as compared with the same period for 2012, as the increase in tonnage was more than offset by improved buy rates and effective carrier utilization.
Airfreight services revenues decreased slightly and related expenses declined 2% for the nine-month period ended September 30, 2013, as compared with the same period for 2012, as a 3% increase in tonnage was offset by lower sell and buy rates for the market conditions described above.
Airfreight services net revenues increased 7% for the three-month period ended September 30, 2013, as compared with the same period for 2012. The increase in global airfreight services net revenues was primarily due to a 3% increase in airfreight tonnage and a 4% increase in net revenue per kilo. North America, Asia Pacific and Europe airfreight services net revenues increased 9%, 4% and 6%, respectively, as air export tonnage increased 3%, 1% and 5%, respectively.
Airfreight services net revenues increased 3% for the nine-month period ended September 30, 2013, as compared with the same period for 2012. The increase in global airfreight services net revenues was principally due to a 3% increase in airfreight tonnage. North America, Asia Pacific and Europe airfreight services net revenues increased 2%, 4% and 2%, respectively, in the nine months ended September 30, 2013 as compared with the same periods in 2012, while airfreight export tonnage for North America, Asia Pacific and Europe increased 1%, 4% and 3%, respectively.

The global airfreight market continues to be affected by the decrease in size and weight of high technology consumer products and the timing of new product launches. Customers remain focused on improving supply-chain efficiency by utilizing deferred airfreight or ocean freight whenever possible. The Company expects these trends to continue in conjunction with carriers' efforts to manage available capacity, however, this could be affected by new product launches during periods that have historically experienced higher demands. These factors result in a higher degree of volatility in both rates and volumes.
Ocean freight services and ocean services:
Ocean freight and ocean services revenues decreased 4% and 3%, respectively, for the three and nine-month periods ended September 30, 2013, as compared with the same periods for 2012, primarily driven by lower sell rates to customers, reflecting increased carrier capacity that outpaced overall market demand. Ocean freight and ocean services expenses decreased 5% and 4%, respectively, for the three and nine-month periods ended September 30, 2013, as compared with the same periods for 2012, primarily due to reduced buy rates from carriers as a result of the market conditions referenced above. The decreases in sell and buy rates were partially offset by an increase in container volumes of 9% and 3%, respectively, for the three and nine-month periods ended September 30, 2013, as compared with the same periods for 2012. Container volume is measured in terms of forty-foot container equivalent units (FEUs).
Container volumes increased 9% for the three-month period ended September 30, 2013, as compared with the same period for 2012, while ocean freight and ocean services net revenues decreased 1%, primarily resulting from pricing reductions needed to both maintain and gain market share. Ocean freight and ocean services net revenues increased 1% for the nine-month period ended September 30, 2013, as compared with the same period for 2012, primarily resulting from additional services and volumes with new and existing customers utilizing order management services. Ocean freight and ocean services net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The largest component is ocean freight consolidation, which represented 44% and 46% of ocean freight net revenue for the three and nine-month periods ended September 30, 2013, respectively, and 47% for the same periods ended in 2012.
Ocean freight consolidation net revenues decreased 8% for the three-month period ended September 30, 2013, as compared with the same period in 2012, primarily due to a 16% decrease in net revenue per container, partially offset by a 9% increase in container volume. During the third quarter of 2013, ocean carriers attempted on several occasions to impose general price increases. Ultimately, these efforts were unsuccessful and market ocean rates continued to fall throughout the quarter in the face of ongoing capacity issues. In order to maintain and grow market share, the Company reacted to these market trends by temporarily absorbing carrier cost increases, when the Company anticipated such cost increases would be temporary and could not be sustained by the carriers. The Company also implemented rate reductions with its customers where needed to reflect market conditions, mostly on exports from China. Ocean freight consolidation net revenues decreased 1% for the nine-month period ended September 30, 2013, as compared with the same period in 2012, primarily due to a 5% decrease in net revenue per container, partially offset by a 3% increase in container volume.
Direct ocean freight forwarding net revenues increased 1% and remained constant, respectively, for the three and nine-month periods ended September 30, 2013, as compared with the same periods in 2012. Order management net revenues increased 9% and 6%, respectively, for the three and nine-month periods ended September 30, 2013 as compared with the same periods in 2012, mostly due to additional services and volumes with new and existing customers.
North America and Europe ocean freight and ocean services net revenues increased 3% and 1%, respectively, while Asia Pacific decreased 6% in the third quarter of 2013, as compared with the same period in 2012. North America ocean freight and ocean services net revenues increased 3%, while Europe remained flat and Asia Pacific decreased 2% in the nine-month period ended September 30, 2013, as compared with the same period in 2012. The decreases in net revenues in Asia Pacific are due to the Company implementing sell rate reductions to customers in the third quarter, which on average outpaced buy rate reductions negotiated with carriers, and was partially offset by an 11% increase in container volumes.
Customs brokerage and other services:
Customs brokerage and other services revenues increased 6% and 4%, respectively, for the three and nine-month periods ended September 30, 2013, as compared with the same periods for 2012, as a result of increased volumes from existing and new customers. Customs brokerage and other services expenses increased 9% and 7%, respectively, for the three and nine-month periods ended September 30, 2013, as compared with the same periods for 2012 as a result of increased volume, higher buy rates and other costs in domestic time definite transportation services.
Customs brokerage and other services net revenues increased 4% and 2%, respectively, for the three and nine-month periods ended September 30, 2013, as compared with the same periods in 2012, primarily due to higher volumes from existing and new customers. The margin percentage declined primarily as a result of domestic time definite transportation services. Customers continue to seek out customs brokers with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.
North America and Asia Pacific customs brokerage and other services net revenues increased 5% and 4%, respectively, in the third quarter of 2013 and 3% and 4%, respectively for the nine-month period ended September 30, 2013, as compared with the same periods in 2012, primarily as a result of higher volumes. These increases were partially offset by declines in Europe of 1% and 2%, respectively, for the three and nine-month periods ended September 30, 2013, as compared with the same periods in 2012, related to the ongoing economic challenges in Europe.
Overhead expenses:
Salaries and related costs increased 3% and 2%, respectively, for the three and nine-month periods ended September 30, 2013, as compared with the same periods in 2012, primarily as a result of increases in base salaries and higher field and executive management bonuses earned as a result of increases in operating income.
Salaries and related costs and stock-based compensation expense as a percentage of net revenues are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Salaries and related costs	$261,613	$252,899	$765,599	$748,956
As a % of net revenues	54.3%	54.4%	54.8%	54.9%
Stock compensation expense	$11,015	$11,320	$33,060	$32,846
As a % of net revenues	2.3%	2.4%	2.4%	2.4%
Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation will occur in proportion to changes in Company operating income, creating a direct alignment between corporate performance and shareholder interests. Bonuses to field and executive management for the nine-month period ended September 30, 2013 were both up 4%, as compared with the same period for 2012, primarily as a result of a 4% increase in operating income. The Company’s management incentive compensation programs have always been incentive-based and performance driven and there is no built-in bias that favors or enriches management in a manner inconsistent with overall corporate performance.
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
On October 7, 2013, the Company and Peter J. Rose, the Company's Chairman and Chief Executive Officer entered into a Succession Agreement (Agreement). Mr. Rose will retire as Chief Executive Officer of the Company effective March 1, 2014 and expects to remain Chairman of the Board of Directors until the annual meeting of shareholders in May 2015. Pursuant to the Agreement, Mr. Rose will receive a retirement bonus equal to the amount he would have received under the 2008 Executive Incentive Compensation Plan (Plan) for 2014 and the first five months of 2015, assuming that Mr. Rose received the same percentage of the pool under the Plan that was used to calculate his incentive compensation for the quarter ended June 30, 2013. The Company currently estimates that the total retirement bonus will approximate $8 million and will be recorded in its entirety as compensation expense in the fourth quarter of 2013.
Other overhead expenses increased 10% and decreased 1%, respectively, for the three and nine-month periods ended September 30, 2013, as compared with the same periods in 2012. The increase in expenses for the quarter ended September 30, 2013 is primarily due to a $3 million increase in depreciation and amortization expenses and a $3 million increase in other operating expenses. The increase in other operating expenses resulted primarily from a larger provision for bad debts and higher legal and related expenses, partially offset by lower indirect taxes resulting from the transition to a value-added tax (VAT) system in certain jurisdictions. The lower expenses for the nine-month period ended September 30, 2013 were primarily due to a fine of €4.14 million ($5.5 million) incurred in the first quarter of 2012 related to the European Commission's finding against the Company for anti-competitive behavior and the transition to a VAT system in certain jurisdictions, partially offset by a $6 million increase in depreciation and amortization expenses as a result of investments in technology and building and leasehold improvements. Excluding the fine discussed above, other overhead expenses as a percentage of net revenues remained constant for the nine-month period ended September 30, 2013, as compared with the same period in 2012.
Income tax expense:
The Company pays income taxes in the United States and other jurisdictions. The Company’s consolidated effective income tax rate decreased to approximately 38.4% and 38.8%, respectively for the three and nine-month periods ended September 30, 2013 from 40.4% and 40.2%, respectively, for the three and nine-month periods ended September 30, 2012. The decrease in the effective tax rate for the three and nine-month periods ended September 30, 2013 is due to lower non-deductible expenses as compared to the prior year period and less of a negative impact in the current year period associated with the Company's stock-based compensation arrangements when compared to the prior year periods. The tax benefit related to stock-based compensation expense is recorded for non-qualified stock options at the time the related compensation expense is recognized while the tax benefit received for disqualifying dispositions of incentive stock options and employee stock purchase plan shares cannot be anticipated and is recorded at the time of the disqualifying event.

Currency and Other Risk Factors
The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company's ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three and nine months ended September 30, 2013 and 2012 was insignificant. The Company had no foreign currency derivatives outstanding at September 30, 2013 and December 31, 2012. During both the three and nine months ended September 30, 2013, net foreign currency losses were less than $1 million. For the same periods of 2012, the Company's net foreign currency losses were less than $1 million and $4 million, respectively.
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
Liquidity and Capital Resources
The Company’s principal source of liquidity is cash and cash equivalents, short-term investments and cash generated from operating activities. Net cash provided by operating activities for the three and nine months ended September 30, 2013, was approximately $96 million and $346 million, respectively, as compared with $69 million and $309 million for the same periods in 2012. The increases of $27 million and $37 million, respectively, for the three and nine-month periods ended September 30, 2013 are primarily due to changes in working capital accounts and an increase in earnings, partially offset by a decrease in deferred taxes associated with remittance of dividends from foreign subsidiaries. At September 30, 2013, working capital was $1,634 million, including cash and cash equivalents and short-term investments of $1,410 million. The Company had no long-term debt at September 30, 2013. Management believes that the Company’s current cash position and operating cash flows will be sufficient to meet its capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
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
Cash used in investing activities for the three and nine months ended September 30, 2013 was $25 million and $141 million, respectively. The Company purchased short-term investments of $10 and $100 million, for the three and nine-month periods ended September 30, 2013, respectively. In the three and nine months ended September 30, 2013, the Company made capital expenditures of $15 million and $43 million, respectively, as compared with $10 million and $37 million, respectively, for the same periods in 2012. The Company does have need, on occasion, to purchase or construct buildings to house staff and to facilitate the staging of customers’ freight. The Company routinely invests in technology, leasehold improvements, equipment and office furniture. Capital expenditures in the three and nine months ended September 30, 2013 related primarily to investments in technology, office furniture and equipment and building and leasehold improvements. Total capital expenditures in 2013 are estimated to be approximately $55 million. This includes routine capital expenditures plus additional real estate development.
Cash used in financing activities during the three and nine months ended September 30, 2013, was $53 million and $142 million, respectively, as compared with $64 million and $205 million for the same periods in 2012. The increase in proceeds from issuance of common stock was primarily due to increased option exercises at a higher average exercise price. The Company uses the proceeds from stock option exercises, employee stock purchases and available cash to repurchase the Company’s common stock on the open market to limit the growth in issued and outstanding shares. Cash used to repurchase common stock decreased primarily as a result of the Company repurchasing an additional 1.0 million shares of common stock in the three and nine-month periods ended September 30, 2013, as compared to 1.6 million and 3.1 million shares, respectively, for the same periods in 2012. In February 2013 the Company purchased the noncontrolling interest of a consolidated subsidiary. During the nine months ended September 30, 2013 and 2012, the Company paid dividends of $.30 and $.28 per share, respectively.
The Company follows established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. The Company’s investment portfolio has not been adversely impacted by the disruption in the credit markets. However, there can be no assurance that the Company’s investment portfolio will not be adversely affected in the future.
At September 30, 2013, the Company was contingently liable for $99 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate primarily to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and VAT taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.
The Company's foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and needs to finance local capital expenditures. In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At September 30, 2013, cash and cash equivalent balances of $562 million were held by the Company’s non-United States subsidiaries, of which $74 million was held in banks in the United States. Earnings of the Company's foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States and, accordingly, a deferred tax liability has been accrued for all undistributed earnings, net of foreign related tax credits.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risks in the ordinary course of its business. These risks are primarily related to foreign exchange risk and changes in short-term interest rates. The potential impact of the Company’s exposure to these risks is presented below:
Foreign Exchange Risk
The Company conducts business in many different countries and currencies. The Company’s business often results in billings issued in a country and currency which differs from that where the expenses related to the service are incurred. In the ordinary course of business, the Company creates numerous intercompany transactions and may have receivables, payables and currencies that are not denominated in the local functional currency. This brings foreign exchange risk to the Company’s earnings. The principal foreign exchange risks to which the Company is exposed are in Chinese Yuan, Euro, Mexican Peso and Canadian Dollar.
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the nine months ended September 30, 2013, would have had the effect of raising operating income approximately $29 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $24 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the nine months ended September 30, 2013 and 2012 was insignificant. During both the three and nine months ended September 30, 2013, net foreign currency losses were less than $1 million. For the same periods of 2012, the Company's net foreign currency losses were less than $1 million and $4 million, respectively. The Company had no foreign currency derivatives outstanding at September 30, 2013 and December 31, 2012. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of September 30, 2013, the Company had approximately $4 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.
Interest Rate Risk
At September 30, 2013, the Company had cash and cash equivalents and short term investments of $1,410 million, of which $862 million was invested at various short-term market interest rates. The Company had no long-term debt at September 30, 2013. A hypothetical change in the interest rate of 10 basis points at September 30, 2013 would not have a significant impact on the Company’s earnings.
In management’s opinion, there has been no material change in the Company’s interest rate risk exposure in the third quarter of 2013.
Item 4. Controls and Procedures
Evaluation of Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company's management has confidence in the Company’s internal controls and procedures. Nevertheless, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all the Company’s control issues and instances of fraud, if any, have been detected.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations or financial position. As of September 30, 2013, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the Company's annual report on Form 10-K filed on February 27, 2013, except for the following:

RISK FACTOR	DISCUSSION AND POTENTIAL SIGNIFICANCE
Key Personnel
The Company is a service business. The quality of this service is directly related to the quality of the Company’s employees. Identifying, training and retaining key employees is essential to continued growth and future profitability. Effective succession planning is an important element of the Company’s programs. Failure to ensure an effective transfer of knowledge and smooth transitions involving key employees could hinder the Company’s ability to execute on its business strategies and level of service. In October 2013, Peter J. Rose, who has been the Company's Chief Executive Officer (CEO) for 25 years, announced he would retire effective March 1, 2014. The Company’s ability to retain its key executives and future business performance could be adversely affected by the uncertainty associated with the transition to a successor CEO.

The Company believes that its compensation programs, which have been in place since the Company became a publicly traded entity, are one of the unique characteristics responsible for differentiating its performance from that of many of its competitors. Significant changes to its compensation programs could affect the Company’s performance. Continued loyalty to the Company will not be assured by contract.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2013	—	$—	—	21,387,775
August 1-31, 2013	—	—	—	22,251,104
September 1-30, 2013	1,960,692	43.82	1,960,692	19,813,197
Total	1,960,692	$43.82	1,960,692	19,813,197
In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of the Company’s common stock. This authorization has no expiration date. This plan was disclosed in the Company’s annual report on Form 10-K filed on March 31, 1995. In the third quarter of 2013, 670,207 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.
In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of the Company's common stock in the open market to reduce the issued and outstanding common stock to 200 million shares. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. This plan was announced on November 13, 2001. In the third quarter of 2013, 1,290,485 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases included 290,485 shares that were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises and the exercise of employee stock purchase rights and 1,000,000 shares to reduce the number of total shares outstanding.
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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

November 7, 2013	/s/ PETER J. ROSE
Peter J. Rose, Chairman and Chief Executive Officer

November 7, 2013	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Form 10-Q Index and Exhibits
September 30, 2013

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