Form 10-K
period 2013-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2014-02-27
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, based upon the closing price as of the last business day of the most recently completed second fiscal quarter ended June 30, 2013, was approximately $7,709,373,062.
At February 21, 2014, the number of shares outstanding of registrant’s Common Stock was 202,649,005.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2014 Annual Meeting of Shareholders to be held on May 7, 2014 are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements
In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the Company is making readers aware that forward-looking statements, because they relate to future events, are by their very nature subject to many important risk factors which could cause actual results to differ materially from those contained in the forward-looking statements. For additional information about forward-looking statements and for an identification of risk factors and their potential significance, see “Safe Harbor for Forward-Looking Statements Under Private Securities Litigation Reform Act of 1995; Certain Cautionary Statements” immediately preceding Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A - "Risk Factors" in this report. Forward-looking statements speak only as of the date they were made. The Company undertakes no obligation to update these statements in light of subsequent events or developments.

PART I

ITEM 1—BUSINESS
Expeditors International of Washington, Inc. is engaged in the business of providing global logistics services. The Company offers its customers a seamless international network supporting the movement and strategic positioning of goods. The Company’s services include the consolidation or forwarding of air and ocean freight. In each United States full service office, and in many overseas offices, the Company acts as a customs broker. The Company also provides additional services including order management, time-definite transportation, warehousing and distribution, cargo insurance, and customized logistics solutions. The Company does not compete for overnight courier or small parcel business and does not own aircraft or steamships.
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
At January 31, 2014, the Company, including its majority-owned subsidiaries, is organized functionally in geographic operating segments and operates full service offices in the regions identified below. Full service offices have also been established in locations where the Company maintains unilateral control over assets and operations and where the existence of the parent-subsidiary relationship is maintained by means other than record ownership of voting stock.
The Company operates full service offices in the following geographic regions:

•	United States (47)

•	Other North America (10)

•	Latin America (14)

•	Asia Pacific (42)

•	Europe and Africa (49)

•	Middle East and India (23)
The Company also maintains sales and satellite offices which are aligned with and dependent on one or more full service offices. Additionally, the Company contracts with independent agents to provide required services and has established 44 such relationships world-wide.
For information concerning the amount of revenues, net revenues (a non-GAAP measure calculated as revenues less directly related operating expenses), operating income, identifiable assets, capital expenditures, depreciation and amortization and equity attributable to the geographic areas in which the Company conducts its business, see Note 10 to the consolidated financial statements.
Airfreight Services
Airfreight services accounted for approximately 43, 43, 47 percent of the Company's total revenues and 34, 34 and 37 percent of total net revenues in 2013, 2012 and 2011, respectively. When performing airfreight services, the Company typically acts either as a freight consolidator or as an agent for the airline which carries the shipment. When acting as a freight consolidator, the Company purchases cargo space from airlines on a volume basis and resells that space to its customers at lower rates than the customers could obtain directly from airlines on an individual shipment. The Company issues a House Airway Bill (HAWB) to its customers as its contract of carriage and separately receives a Master Airway Bill from the airlines when the freight is physically tendered. When moving shipments between points where the nature or volume of business does not facilitate consolidation, the Company receives and forwards individual shipments as the agent of the airline which carries the shipment. Whether acting as a consolidator or agent, the Company offers its customers knowledge of optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with space availability in periods of peak demand.

In its airfreight operations, the Company receives shipments from its customers, determines the routing, consolidates shipments bound for a particular airport distribution point, and selects the airline for transportation to the distribution point. At the distribution point, the Company or its agent arranges for the consolidated lot to be broken down into its component shipments and for the transportation of the individual shipments to their final destinations.

The Company estimates its average airfreight consolidation weighs approximately 2,600 pounds and a typical consolidation includes merchandise from several shippers. Because shipment by air is relatively expensive compared with ocean transportation, air shipments are generally characterized by a high value-to-weight ratio, the need for rapid delivery, or both.

| 1.

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

The Company consolidates individual shipments based on weight and volume characteristics in cost-effective combinations. Typically, as the weight or volume of a shipment increases, the cost per pound/kilo or cubic inch/centimeter charged by the Company decreases. The rates charged by airlines also generally decrease as the weight or volume of the shipment increases. As a result, by aggregating shipments and presenting them to an airline as a single shipment, the Company is able to obtain a lower rate per pound/kilo or cubic inch/centimeter than that which it charges to its customers for the individual shipment, while generally offering the customer a lower rate than could be obtained from the airline for an unconsolidated shipment.

The Company’s airfreight net revenues for a consolidated shipment include the differential between the rate charged to the Company by an airline and the rate which the Company charges to its customers, commissions paid to the Company by the airline carrying the freight and fees for ancillary services. Such ancillary services provided by the Company include preparation of shipping and customs documentation, packing, crating and insurance services, negotiation of letters of credit, and the preparation of documentation to comply with local export laws. When the Company acts as an agent for an airline handling an unconsolidated shipment, its net revenues are primarily derived from commissions paid by the airline and fees for ancillary services paid by the customer.

Management believes that the ownership of aircraft would subject the Company to undue business risks, including large capital outlays, increased fixed operating expenses, problems of fully utilizing aircraft and competition with airlines. Because the Company relies on commercial airlines to transport its shipments, changes in carrier financial stability, policies and practices such as pricing, payment terms, scheduling, capacity and frequency of service may adversely affect its business.

The commercial airline industry as a whole incurred substantial operating losses in recent years. While their operations have improved, many airlines remain highly leveraged with debt. Carriers continue to merge and consolidate operations and reduce available capacity to improve financial results. Some airlines have significantly reduced their reliance on cargo-only aircraft to service their airfreight customers as high technology consumer products continue to decrease in size and weight and customers improve supply-chain efficiency by utilizing deferred airfreight or ocean freight whenever possible. The reduction in capacity allows asset-based carriers to raise rates in the face of declining or stable demand. When fewer planes are flying, the Company has fewer shipping options from which to craft service offerings to meet customers’ needs. The combination of reduced capacity, higher rates and less frequent flights could challenge the Company’s ability to maintain historical unitary profitability.
Ocean Freight and Ocean Services
Ocean freight services accounted for approximately 32, 33, 30 percent of the Company's total revenues and 23, 24 and 23 percent of total net revenues in 2013, 2012 and 2011, respectively. The Company operates Expeditors International Ocean, Inc. (“EIO”), an Ocean Transportation Intermediary, sometimes referred to as a Non-Vessel Operating Common Carrier (“NVOCC”) which specializes in ocean freight services in most major trade lanes in the world. EIO also provides service, on a smaller scale, to and from any location where the Company has an office or agent. As an NVOCC, EIO contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate. EIO handles full container loads for customers that do not want to contract directly with the ocean carriers and for those customers that prefer to supplement their carrier strategy with an NVOCC. EIO also solicits Less-than Container Load (“LCL”) freight to fill the containers and charges lower rates than those available directly from shipping lines. The Company issues a House Ocean Bill (HOBL) to customers as the contract of carriage and receives a separate Master Ocean Bill of Lading when freight is physically tendered. Revenues from fees charged to customers for ancillary services which the Company may provide include the preparation of shipping and customs documentation, packing, crating and insurance services, negotiation of letters of credit, and the preparation of documentation to comply with local export laws.
When the customer contracts directly with the steamship line, the Company acts as an agent of the customer and derives its revenues from commissions paid by the steamship line and handling fees paid by the customer.
Order Management provides services which manage origin consolidation, supplier performance, carrier allocation, carrier performance, container management, document management, destination management and PO/SKU visibility through a web based application. Customers have the ability to monitor and report against near real time status of purchase orders from the date of creation through final delivery. Item quantities, required ship dates, commodity descriptions, estimated vs. actual ex-factory dates, container utilization, and document visibility are many of the managed functions that are visible and reportable via the web. Order Management is available for various modes of transportation including ocean, air, truck and rail. Order Management revenues are derived from services provided to the shipper as well as management fees associated with managing purchase order execution against customer specific rules. One basic function of Order Management involves arranging cargo from many suppliers in a particular origin and “consolidating” these shipments into the fewest possible number of containers to maximize space utilization and minimize cost. Through origin consolidation, customers can reduce the number of containers shipped by putting more product in larger and fewer containers.
Ocean carriers incurred substantial operating losses in recent years, and many are highly leveraged with debt. While the overall global volumes have increased slightly over recent years, many carriers took delivery of new ships which created excess capacity. This excessive capacity caused most carriers to redeploy ships and modify sailing schedules to improve financial results. The potential combination of reduced sailing schedules and pricing volatility could impact the Company’s ability to maintain historical unitary profitability.
Customs Brokerage and Other Services
Customs brokerage and other services accounted for approximately 25, 24, 23 percent of the Company's total revenues and 43, 42 and 40 percent of total net revenues in 2013, 2012 and 2011, respectively. As a customs broker, the Company assists importers to clear shipments through customs by preparing required documentation, calculating and providing for payment of duties and other taxes on behalf of the importer, arranging for any required inspections by governmental agencies, and arranging for delivery. Changing regulations, the commodities being cleared and the time sensitive nature of the border brokerage business require the Company to continue to make enhancements to its systems in order to provide competitive service. The Company provides customs clearance services in connection with many of the shipments it handles in its transportation services. However, substantial customs brokerage revenues are derived from customers that elect to use a competitor for transportation services. Conversely, shipments handled by the Company may be processed by another customs broker selected by the customer.

| 2.

The Company also provides other value added services at destination such as warehousing and distribution, time-definite transportation services and consulting services, none of which are currently individually significant to the Company’s total revenues and net revenues. The Company's distribution and warehousing services include distribution center management, inventory management, order fulfillment, returns programs and order level services. Transcon is a multi-modal product, which offers time-definite, intra-continental transportation solutions, often by ground and other specialty handling services. The Company’s wholly-owned subsidiary, Expeditors Tradewin, L.L.C., responds to customer driven requests for customs consulting services. Fees for these non-transactional services are based upon hourly billing rates and bids for mutually agreed projects.
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
The Company’s efforts are focused on optimizing its customers’ supply chains. Therefore, the Company's marketing efforts target professionals in logistics, international and domestic transportation, customs, compliance and purchasing departments of existing and potential customers. The district manager of each office is responsible for marketing, sales coordination, and operations in the area in which he or she is located. All employees are responsible for customer service and retention.
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
The goods handled by the Company are generally a function of the products which dominate international trade between any particular origin and destination. Shipments of computers and components, electronic and consumer goods, medical equipment, retail goods, automotive parts, aviation parts, industrial equipment and oil and energy equipment comprise a significant percentage of the Company’s business. Typical import customers include retailers and distributors of consumer electronics, department store chains, clothing and shoe wholesalers, and high-tech, industrial and automotive manufacturers. The Company has also established industry vertical teams located throughout its network that focus on aviation and aerospace, healthcare, oil and energy, and retail and fashion. Historically, no single customer has accounted for five percent or more of the Company’s net revenues.
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
The primary competitive factors in the global logistics services industry continue to be price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. The Company emphasizes quality customer service and believes that its prices are competitive with the prices of others in the industry. Larger customers utilize the services of multiple logistics providers and implement more sophisticated and efficient procedures for the management of their logistics supply chains by embracing strategies such as just-in-time inventory management. Accordingly, timely and accurate information integrated into customer service capabilities are a significant factor in attracting and retaining customers. This information integrated into customer service capabilities includes customized Electronic Data Interchange (“EDI”), on-line freight tracing and tracking applications and customized reporting. Customized EDI applications allow the transfer of key information between customers’, service providers' and the Company’s systems. Freight tracing and tracking applications provide customers with near real time visibility to the location, transit time and estimated delivery time of inventory in transit.
Management believes that the ability to develop and deliver innovative solutions to meet customers’ increasingly sophisticated information requirements is a critical factor in the ongoing success of the Company. The Company devotes a significant amount of resources towards the maintenance and enhancement of systems that currently meet these customer demands. Management believes that the Company’s existing systems are competitive with the systems currently in use by other logistics services companies with which it competes.
Unlike many of its competitors, who have tended to grow by merger and acquisition, the Company operates the same transportation and accounting computer software, running on a common hardware platform, in all of its full-service locations. Small and middle-tier competitors, in general, do not have the resources available to develop these customized systems. Historically, growth through aggressive acquisition has proven to be a challenge for many of the Company’s competitors and typically involves the purchase of significant “goodwill.” As a result, the Company has pursued a strategy emphasizing organic growth supplemented by certain strategic acquisitions.

The Company’s ability to attract, retain, and motivate highly qualified personnel with experience in global logistics services is an essential, if not the most important, element of its ability to compete in the industry. To this end, the Company has adopted incentive compensation programs which make percentages of an operating unit's net revenues or profits available to managers for distribution among key personnel. The Company believes that these incentive compensation programs, combined with its experienced personnel and its ability to coordinate global marketing efforts, provide it with a distinct competitive advantage.

| 3.

Currency and Dependence on Service Providers
The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents.
In addition, the Company’s ability to provide service to its customers is highly dependent on good working relationships with a variety of entities including airlines, ocean steamship lines and governmental agencies. The Company considers its current working relationships with these entities to be satisfactory. However, changes in the financial stability and operating capabilities and capacity of asset-based carriers, space allotments available from carriers, governmental regulation or deregulation efforts, modernization of the regulations governing customs brokerage, and/or changes in governmental restrictions, quota restrictions or trade accords could affect the Company’s business in unpredictable ways.
Seasonality
Historically, the Company’s operating results have been subject to seasonal trends with the first quarter being the weakest and the third and fourth quarters being the strongest. This pattern has been the result of, or influenced by, numerous factors including weather patterns, national holidays, consumer demand, new product launches, economic conditions and a myriad of other similar and subtle forces. The Company cannot accurately forecast many of these factors, nor can the Company estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns will continue in future periods.
Environmental
In the United States, the Company is subject to Federal, state and local provisions regulating the discharge of materials and emissions into the environment or otherwise for the protection of the environment. Similar laws apply in many other jurisdictions in which the Company operates. Although current operations have not been significantly affected by compliance with these environmental laws, governments, service providers and customers are becoming increasingly sensitive to environmental issues, and the Company cannot predict what impact future environmental regulations may have on its business. The Company does not anticipate making any material capital expenditures for environmental control purposes during 2014.
Employees
At January 31, 2014, the Company employed approximately 13,910 people, 4,940 in the United States and 840 in the balance of North America, 700 in Latin America, 3,930 in Asia Pacific, 2,280 in Europe and Africa, and 1,220 in the Middle East and India.  The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be satisfactory.

In order to retain the services of highly qualified, experienced, and motivated employees, the Company places considerable emphasis on its non-equity incentive compensation programs.
Other Information

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

| 4.

Executive Officers of the Registrant
The following table sets forth the names, ages, and positions of current executive officers of the Company.

Name	Age	Position
Peter J. Rose	70	Chairman and Chief Executive Officer and director
James L.K. Wang	65	President-Asia Pacific and director
R. Jordan Gates	58	President and Chief Operating Officer and director
Rommel C. Saber	56	President-Europe, Africa, Near/Middle East and Indian Subcontinent
Robert L. Villanueva	61	President-The Americas
Timothy C. Barber	54	President-Global Sales and Marketing
Rosanne Esposito	62	Executive Vice President-Global Customs
Eugene K. Alger	53	Executive Vice President-North America
Philip M. Coughlin	53	Executive Vice President-North America
Jeffrey S. Musser	48	Executive Vice President and Chief Information Officer
Charles J. Lynch	53	Senior Vice President-Corporate Controller
Daniel R. Wall	45	Senior Vice President-Ocean Services
Jose A. Ubeda	47	Senior Vice President-Air Cargo
Amy J. Scheer	45	Senior Vice President-General Counsel and Secretary
Bradley S. Powell	53	Senior Vice President and Chief Financial Officer
Peter J. Rose has served as a director and Vice President of the Company since July 1981. Mr. Rose was elected a Senior Vice President of the Company in May 1986, Executive Vice President in May 1987, President and Chief Executive Officer in October 1988, and Chairman and Chief Executive Officer in May 1991. On October 7, 2013, the Company and Mr. Rose entered into a Succession Agreement. Mr. Rose will retire as Chief Executive Officer of the Company effective March 1, 2014 and currently expects to remain Chairman of the Board of Directors until the annual meeting of shareholders in May 2015. Mr. Rose will not stand for reelection to the Board of Directors at the May 2015 annual meeting.
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
Jeffrey S. Musser joined the Company in February 1983 and was promoted to District Manager in October 1989. Mr. Musser was elected to Regional Vice President in September 1999, Senior Vice President-Chief Information Officer in January 2005 and to Executive Vice President and Chief Information Officer in May 2009. On December 19, 2013, Mr. Musser was appointed as President and Chief Executive Officer to succeed Peter J. Rose as Chief Executive Officer effective March 1, 2014 and was elected by the Board of Directors as a director effective March 1, 2014.

| 5.

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
Amy J. Scheer joined the Company in January 1997 and was promoted to Assistant General Counsel in November 2001. Ms. Scheer was elected Vice-President-General Counsel and Secretary in October 2006 and elected Senior Vice President-General Counsel and Secretary in February 2012.
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
The Company is licensed as a customs broker by Customs and Border Protection (“CBP”) of the Department of Homeland Security nationally and in each U.S. customs district in which it does business. All United States customs brokers are required to maintain prescribed records and are subject to periodic audits by CBP. In other jurisdictions in which the Company performs customs clearance services, the Company is licensed by the appropriate governmental authority where such license is required to perform these services. The Company participates in various governmental supply chain security programs, such as the Customs-Trade Partnership Against Terrorism (“C-TPAT”) in the United States and additional security initiatives, such as Authorized Economic Operator ("AEO"), as they continue to be enacted by different governments.
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
The continuing global terrorist threat and governments’ overriding concern for the safety of passengers and citizens who import and/or export goods into and out of their respective countries has resulted in a proliferation of cargo security and other regulations over the past several years. Many of these regulations are complex and require various degrees of interpretation. While these regulations have already created a marked difference in the security and other arrangements required to move shipments around the globe, regulations are expected to become more stringent in the future. As governments look for ways to minimize the exposure of their citizens to potential terror related incidents, the Company and its competitors in the transportation business may be required to incorporate security and other procedures within their scope of services to a far greater degree than has been required in the past. The Company feels that increased security and other requirements may involve further investments in technology and more sophisticated screening procedures being applied to cargo, customers, vendors and employees. The Company’s position is that any increased cost of compliance with security regulations will be passed through to those who are beneficiaries of the Company’s services.
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

When acting as an ocean freight consolidator, the Company assumes a carrier’s liability for lost or damaged shipments. This liability is typically limited by contract to the lower of the transaction value or the released value ($500 per package or customary freight unit unless the customer

| 6.

declares a higher value and pays a surcharge). The steamship line which the Company utilizes to make the actual shipment is generally liable to the Company in the same manner and to the same extent. In its ocean freight forwarding and customs clearance operations, the Company does not assume liability for lost or damaged shipments.

When providing ground transportation services as a carrier, the Company assumes a carrier’s liability for lost or damaged shipments. This liability is typically limited by contract to the lower of the transaction value or the released value (generally $0.50 per pound though the released value can vary from country to country) unless the customer declares a higher value and pays a surcharge. The ground carrier which the Company utilizes to make the actual shipment is generally liable to the Company in the same manner and to the same extent.
When providing warehousing and distribution services, the Company limits its legal liability by contract and tariff to an amount generally equal to the lower of fair value or $0.50 per pound with a maximum of $50 per “lot” — which is defined as the smallest unit that the warehouse is required to track.
In certain circumstances, the Company will assume additional limited liability. The Company maintains cargo legal liability insurance covering claims for losses attributable to missing or damaged shipments for which it is legally liable. The Company also maintains insurance coverage for the property of others which is stored in Company warehouse facilities. This insurance coverage is provided by a Vermont U.S. based insurance entity wholly-owned by the Company. The coverage is fronted and reinsured by a global insurance company. The total risk retained by the Company in 2013 was $5 million. In addition, the Company is licensed as an insurance broker through its subsidiary, Expeditors Cargo Insurance Brokers, Inc. and places insurance coverage for other customers.

| 7.

ITEM 1A – RISK FACTORS

RISK FACTORS	DISCUSSION AND POTENTIAL SIGNIFICANCE

International Trade
The Company primarily provides services to customers engaged in international commerce. Everything that affects international trade has the potential to expand or contract the Company’s primary market and adversely impact its operating results. For example, international trade is influenced by:

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
• changes in availability of credit;
• changes in the price and readily available quantities of oil and other petroleum-related products; and
• increased global concerns regarding working conditions and environmental sustainability.

Third Party Service Providers
As a non-asset based provider of global logistics services, the Company depends on a variety of asset-based third party providers. The quality and profitability of the Company depend upon effective selection, management and discipline of third party providers. In recent years, many of the Company’s third party service providers have incurred significant operating losses and are highly leveraged with debt. Changes in the financial stability, operating capabilities and capacity of asset-based carriers and space allotment made available to the Company by asset-based carriers could affect the Company in unpredictable ways. Any combination of reduced airfreight or ocean freight capacity, pricing volatility or more limited carrier transportation schedules could negatively impact the Company’s ability to maintain historical profitability.
The Company’s freight carriers are subject to increasingly stringent laws protecting the environment, which could directly or indirectly have a material adverse effect on the Company’s business. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in transportation industries, which in turn could increase the Company’s purchased transportation costs. If the Company is unable to pass such costs on to its customers, its business and results of operations could be materially and adversely affected.

Predictability of Results
The Company is not aware of any accurate means of forecasting short-term customer requirements. However, long-term customer satisfaction depends upon the Company’s ability to meet these unpredictable short-term customer requirements. Personnel costs, the Company’s single largest expense, are always less flexible in the very near term as the Company must staff to meet uncertain demand. As a result, short-term operating results could be disproportionately affected.

A significant portion of the Company’s revenues are derived from customers in retail industries whose shipping patterns are tied closely to consumer demand, and from customers in industries whose shipping patterns are dependent upon just-in-time production schedules. Therefore, the timing of the Company’s revenues are, to a large degree, impacted by factors out of the Company’s control, such as a sudden change in consumer demand for retail goods, product launches and/or manufacturing production delays. Additionally, many customers ship a significant portion of their goods at or near the end of a quarter, and therefore, the Company may not learn of a shortfall in revenues until late in a quarter. To the extent that a shortfall in revenues or earnings was not expected by securities analysts, any such shortfall from levels predicted by securities analysts could have an immediate and adverse effect on the trading price of the Company’s stock.

Foreign Operations
The majority of the Company’s revenues and operating income comes from operations conducted outside the United States. To maintain a global service network, the Company may be required to operate in hostile locations and in dangerous situations.

In addition, the Company operates in parts of the world where common business practices could constitute violations of the anti-corruption laws, rules, regulations and decrees of the United States, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and of all other countries in which the Company conducts business; as well as trade control laws, or laws, regulations and Executive Orders imposing embargoes and sanctions; and anti-boycott laws and regulations. Compliance with these laws, rules, regulations and decrees is dependent on the Company’s employees, service providers, agents, third party brokers and customers, whose individual actions could violate these laws, rules, regulations and decrees. Failure to comply could result in substantial penalties and additional expenses, damages to the Company’s reputation and restrictions on its ability to conduct business.

| 8.

RISK FACTORS	DISCUSSION AND POTENTIAL SIGNIFICANCE

Key Personnel
The Company is a service business. The quality of this service is directly related to the quality of the Company’s employees. Identifying, training and retaining key employees is essential to continued growth and future profitability. Effective succession planning is an important element of the Company's programs. Failure to ensure an effective transfer of knowledge and smooth transitions involving key employees could hinder the Company's ability to execute on its business strategies and level of service. Senior management of the Company includes employees with long tenures, many of whom are approaching retirement age. The loss of the services of one or more key personnel could have an adverse effect on the Company’s business. The Company must continue to develop and retain management personnel to address issues of succession planning. In October 2013, Peter J. Rose, who has been the Company's Chief Executive Officer (CEO) for 25 years, announced he would retire effective March 1, 2014. The Company's ability to retain its key executives and future business performance could be adversely affected by the uncertainty associated with the transition to a successor CEO.

The Company believes that its compensation programs, which have been in place since the Company became a publicly traded entity, are one of the unique characteristics responsible for differentiating its performance from that of many of its competitors. Significant changes to its compensation programs could affect the Company’s performance and ability to attract and retain key personnel. Continued loyalty to the Company will not be assured by contract.

Technology
The Company relies heavily and must compete based upon the flexibility and sophistication of the technologies utilized in performing its core businesses. Future results depend upon the Company's success in the cost effective development, maintenance and integration of secure communication and information systems technologies, including those acquired from and maintained by third parties. As the Company and its customers continue to increase reliance on these systems and as additional features are added, the risks also increase. The Company has implemented processes and procedures to mitigate these risks; however, these measures cannot assure the prevention of a serious negative event in the future.

Any significant disruptions to the Company’s global systems or the Internet for any reason, which could include equipment or network failures, power outages, sabotage, employee error or other actions, cyber-attacks or other security breaches, geo-political activity or natural disasters, would have a material negative effect on the Company's results and could include loss of revenue, business disruptions including the inability to timely process shipments, loss of property including trade secrets and confidential information, legal claims and proceedings, reporting delays or errors, interference with regulatory reporting, significant remediation costs, an increase in costs to protect the Company's systems and technology and damage to its reputation.

Growth
The Company has historically relied primarily upon organic growth and has tended to avoid growth through acquisition. Future results will depend upon the Company’s ability to anticipate and adapt to constantly evolving supply chain requirements and innovations. To continue to grow organically, the Company must gain profitable market share and successfully develop and market new service offerings. When non-dilutive investment opportunities arise, the Company’s success will be dependent on its ability to evaluate and integrate the acquisitions.

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

In reaction to the continuing global terrorist threat, governments around the world are continuously enacting or updating security regulations. These regulations are multi-layered, increasingly technical in nature and characterized by a lack of harmonization of substantive requirements amongst various governmental authorities. Furthermore, the implementation of these regulations, including deadlines and substantive requirements, is driven by political urgencies rather than the industries’ realistic ability to comply.

Failure to consistently and timely comply with these regulations, or the failure, breach or compromise of the Company’s policies and procedures or those of its service providers or agents, may result in increased operating costs, damage to the Company’s reputation, restrictions on operations and/or fines and penalties.

| 9.

RISK FACTORS	DISCUSSION AND POTENTIAL SIGNIFICANCE
Competition
The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. There are a large number of companies competing in one or more segments of the industry, but the number of firms with a global network that offer a full complement of logistics services is more limited. Many of these competitors have significantly more resources than the Company. Depending on the location of the shipper and the importer, the Company must compete against both the niche players and larger entities, including some carriers. The primary competitive factors are price and quality of service. Many larger customers utilize the services of multiple logistics providers. Customers regularly solicit bids from competitors in order to improve service, pricing and contractual terms such as seeking longer payment terms, higher liability limits and performance penalties. Increased competition could result in reduced revenues, reduced margins or loss of market share, any of which would damage the Company’s results of operations and financial condition.

Taxes
The Company is subject to many taxes in the United States and foreign jurisdictions. In many of these jurisdictions, the tax laws are very complex and are open to different interpretations and application. Tax authorities frequently implement new taxes and change their tax rates and rules, including interpretations of those rules. The Company is regularly under audit by tax authorities. Although the Company believes its tax estimates are reasonable, the final determination of tax audits, including transfer pricing inquiries, could be materially different from the Company’s tax provisions and accruals and negatively impact its financial results.

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

These unfavorable conditions can create situations where rate increases charged by carriers and other service providers are implemented with little or no advanced notice. The Company often times cannot pass these rate increases on to its customers in the same time frame, if at all. As a result, the Company’s yields and margins can be negatively impacted, as experienced in 2012 and part of 2013, particularly with ocean freight.

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

| 10.

ITEM 1B — UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2 — PROPERTIES
The Company owns the following properties:

Location	Nature of Property
United States:
Washington, Seattle	Corporate headquarters
California, Brisbane	Office and warehouse building
California, Hawthorne	Office and warehouse building
Florida, Miami	Office and warehouse building
Illinois, Benseville	Office and warehouse building
New Jersey, Edison	Office and warehouse building
New York, Inwood	Office and warehouse building
Texas, Humble	Office and warehouse building
Washington, SeaTac	Office building
Washington, Spokane	Office building

Asia Pacific:
China, Beijing	Office and warehouse building
China, Shanghai	Office building
China, Shenzhen	Offices
China, Tianjin	Offices
Hong Kong, Kowloon	Offices
Korea, Seoul	Office and warehouse
Taiwan, Taipei	Offices

Europe:
Belgium, Brussels	Office and warehouse building
England, London	Office and warehouse building
Ireland, Cork	Office and warehouse building
Ireland, Dublin	Office and warehouse building

Latin America:
Costa Rica, Alajuela	Office building

Middle East:
Egypt, Cairo	Office and warehouse building
The Company leases and maintains 71 additional offices and warehouse locations in the United States and 362 leased locations throughout the world, primarily located close to an airport, ocean port, or on an important border crossing. The majority of these facilities contain warehouse facilities. Lease terms are either on a month-to-month basis or terminate at various times through 2025. See Note 8 to the Company’s consolidated financial statements for lease commitments. The Company will investigate the possibility of building or buying suitable facilities. The Company believes that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.

ITEM 3 — LEGAL PROCEEDINGS
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations or financial position. As of December 31, 2013, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

| 11.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock trades on The NASDAQ Global Select Market. The following table sets forth the high and low sale prices for the Company’s common stock as reported by The NASDAQ Global Select Market under the symbol EXPD.

	Common Stock			Common Stock
Quarter	High	Low	Quarter	High	Low
2013			2012
First	$43.80	$35.33	First	$47.20	$40.80
Second	$40.71	$34.83	Second	$47.48	$36.72
Third	$45.48	$37.79	Third	$39.61	$34.83
Fourth	$46.90	$41.79	Fourth	$39.97	$34.20
There were 1,070 shareholders of record as of February 21, 2014. This figure does not include a substantially greater number of beneficial holders of the Company’s common stock, whose shares are held of record by banks, brokers and other financial institutions.
The Board of Directors declared semi-annual dividends per share during the two most recent fiscal years paid as follows:

June 17, 2013	$.30
December 16, 2013	$.30
June 15, 2012	$.28
December 17, 2012	$.28
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2013	—	$—	—	19,885,746
November 1-30, 2013	1,081,648	$43.26	1,081,648	18,820,774
December 1-31, 2013	2,084,022	$43.16	2,084,022	16,645,070
Total	3,165,670	$43.19	3,165,670	16,645,070
In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of the Company’s common stock. This authorization has no expiration date. This plan was disclosed in the Company’s annual report on Form 10-K filed on March 31, 1995. In the fourth quarter of 2013, 265,356 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.
In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of the Company's common stock in the open market to reduce the issued and outstanding stock to 200 million shares. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. This plan was announced on November 13, 2001. In the fourth quarter of 2013, 2,900,314 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases included 81,514 shares that were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises and 2,818,800 shares to reduce the number of total shares outstanding. On February 24, 2014, the plan was amended by the Board of Directors to authorize management to reduce issued and outstanding stock to 190,000,000 shares of common stock.

| 12.

The graph below compares Expeditors International of Washington, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the NASDAQ Transportation index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2008 and tracks it through 12/31/2013.

	12/08	12/09	12/10	12/11	12/12	12/13

Expeditors International of Washington, Inc.	$100.00	$105.74	$167.55	$127.07	$124.52	$141.36
Standard and Poor's 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
NASDAQ Transportation	100.00	102.37	131.79	113.27	123.81	162.78

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

| 13.

ITEM 6 — SELECTED FINANCIAL DATA
Financial Highlights
In thousands except share and per share data

	2013	2012	2011	2010	2009
Revenues	$6,080,257	5,992,215	6,161,537	5,978,286	4,102,332
Net revenues[1]	1,882,853	1,835,370	1,907,516	1,703,499	1,392,835
Net earnings attributable to shareholders	348,526	333,360	385,679	344,172	240,217
Diluted earnings attributable to shareholders per share	1.68	1.57	1.79	1.59	1.11
Basic earnings attributable to shareholders per share	1.69	1.58	1.82	1.62	1.13
Dividends declared and paid per common share	.60	.56	.50	.40	.38
Working capital	1,545,069	1,515,041	1,490,738	1,278,377	1,079,444
Total assets	3,014,812	2,954,125	2,866,827	2,679,179	2,323,722
Shareholders’ equity	2,084,783	2,027,699	2,003,638	1,740,906	1,553,007
Weighted average diluted shares outstanding	206,895,473	211,935,171	215,033,580	216,446,656	216,533,240
Weighted average basic shares outstanding	205,994,656	210,422,945	212,117,511	212,283,966	212,112,744

_______________________
1Non-GAAP measure calculated as revenues less directly related operating expenses attributable to the Company's principal services.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2013 contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. Statements including those preceded by, followed by or that include the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, "plan", "believe", "probable", "reasonably possible" "may", "could", "should", "intends", "foreseeable future" or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are qualified in their entirety by reference to and are accompanied by the discussion in Item 1A of certain important factors that could cause actual results to differ materially from such forward-looking statements.
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
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Expeditors International of Washington, Inc. is a global logistics company. The Company's services include air and ocean freight consolidation and forwarding, customs clearance, warehousing and distribution, purchase order management, vendor consolidation, time-definite transportation services, cargo insurance and other logistics solutions. The Company does not compete for overnight courier or small parcel business. As a non-asset based carrier, the Company does not own or operate transportation assets.
The Company derives its revenues from three principal sources: 1) airfreight services, 2) ocean freight and ocean services, and 3) customs brokerage and other services. These are the revenue categories presented in the financial statements.
The Company generates the major portion of its air and ocean freight revenues by purchasing transportation services on a wholesale basis from direct (asset-based) carriers and reselling those services to its customers on a retail basis. The difference between the rate billed to customers (the sell rate) and the rate paid to the carrier (the buy rate) is termed “net revenue” (a non-GAAP measure), “yield or "margin." By consolidating shipments from multiple customers and concentrating its buying power, the Company is able to negotiate favorable buy rates from the direct carriers, while at the same time offering lower sell rates than customers would otherwise be able to negotiate themselves. The most significant drivers of changes in gross revenues and related transportation expenses are volume, sell rates and buy rates. Volume has a similar effect on the change in both gross revenues and related transportation expenses in each of the Company's three primary sources of revenue.

| 14.

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
For revenues earned in other capacities, for instance, when the Company does not issue a HAWB or a HOBL or otherwise acts solely as an agent for the shipper, only the commissions and fees earned for such services are included in revenues. In these transactions, the Company is not a principal and reports only commissions and fees earned in revenue.
Customs brokerage and other services involves providing services at destination, such as helping customers clear shipments through customs by preparing and filing required documentation, calculating and providing for payment of duties and other taxes on behalf of customers as well as arranging for any required inspections by governmental agencies, and arranging for delivery. These are complicated functions requiring technical knowledge of customs rules and regulations in the multitude of countries in which the Company has offices.
The Company is managed along three geographic areas of responsibility: Americas; Asia Pacific; and Europe, Africa, Near/Middle East and Indian Subcontinent (EMAIR). Each area is divided into sub-regions which are composed of operating units with individual profit and loss responsibility. The Company’s business involves shipments between operating units and typically touches more than one geographic area. The nature of the international logistics business necessitates a high degree of communication and cooperation among operating units. Because of this inter-relationship between operating units, it is very difficult to examine any one geographic area and draw meaningful conclusions as to its contribution to the Company’s overall success on a stand-alone basis.
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
The mix of services varies by segment based primarily on the import or export orientation of local operations in each region. In accordance with the Company's revenue recognition policy (see Note 1. E to the consolidated financial statements of this report), almost all freight revenues and related expenses are recorded at origin and shipment profits are split between origin and destination offices by recording a commission fee or profit share revenue at destination and a corresponding commission or profit share expense as a component of origin consolidation costs. The Asia Pacific segment is the Company's largest export oriented region and accounted for 50% of revenues and 41% of operating income for the year ended December 31, 2013. Asia Pacific's operating income as a percentage of revenue is lower than other segments due to the largely export nature of operations in that region.
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
Continuous identification, design and implementation of system solutions, both technological and otherwise, to meet and exceed the needs of the Company's customers while simultaneously delivering tools to make the Company's employees more efficient and more effective.

The Company reinforces these values with a compensation system that rewards employees for profitably managing the things they can control. This compensation system has been in place since the Company became a publicly traded entity. There is no limit to how much a key manager can be compensated for success. The Company believes in a “real world” environment in every operating unit where individuals are not sheltered from the profit implications of their decisions. If these decisions result in operating losses, current management must make up these losses with future operating profits, in the aggregate, before any cash incentive compensation can be earned. At the same time, the Company insists on continued focus on such things as accounts receivable collection, cash flow management and credit soundness in an attempt to insulate managers from the sort of catastrophic errors that might end a career.
Any failure to perpetuate this unique culture on a self-sustained basis throughout the Company provides a greater threat to the Company’s continued success than any external force, which would be largely beyond its control. The Company strongly believes that it is nearly impossible to predict events that, in the aggregate, could have a positive or a negative impact on future operations. As a result, management's focus is on building and maintaining a global corporate culture and an environment where well-trained employees and managers are prepared to identify and react to subtle changes as they develop and thereby help the Company adapt and thrive as major trends emerge.

| 15.

The Company’s ability to provide services to its customers is highly dependent on good working relationships with a variety of entities including airlines, steamship lines, ground transportation providers and governmental agencies. The significance of maintaining acceptable working relationships with governmental agencies and asset-based carriers involved in global trade has gained increased importance as a result of ongoing concern over terrorism. As each carrier labors to comply with additional governmental regulations implementing security policies and procedures, inherent conflicts emerge which can and do affect global trade. A good reputation helps to develop practical working understandings that will assist in meeting security requirements while minimizing potential international trade obstacles, especially as governments promulgate new regulations and increase oversight and enforcement of new and existing laws. The Company considers its current working relationships with these entities to be satisfactory.  The airline and ocean steamship line industries have incurred significant losses in recent years and many carriers are highly leveraged with debt. This situation has required the Company to be increasingly selective in determining which carriers to utilize. Further changes in the financial stability, operating capabilities and capacity of asset-based carriers, space allotments available from carriers, governmental regulations, modernization of the regulations governing customs brokerage, and/or changes in governmental quota restrictions or trade accords could adversely affect the Company’s business in unpredictable ways.
International Trade and Competition
The Company operates in 62 countries in the competitive global logistics industry and Company activities are closely tied to the global economy. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, and laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to current tariffs and trade restrictions and accords. The Company cannot predict which, if any, of these proposals may be adopted, or the effects the adoption of any such proposal will have on the Company’s business. Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies concerning international trade, the Company’s business may also be affected by political developments and changes in government personnel or policies, as well as economic turbulence, political unrest and security concerns in the nations in which it does business and the future impact that these events may have on international trade and oil prices.
The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. Consistent with continuing uncertainty in global economic conditions, concerns over volatile fuel costs, rising costs in general, political unrest and fluctuating currency exchange rates, the Company’s pricing and terms continue to be pressured by customers, carriers and service providers which has resulted in a compression of the Company's unitary margins during 2013. We expect these competitive conditions to continue.
The Company cannot predict what impact ongoing uncertainties in the global economy may have on its operating results, freight volumes, pricing, changes in consumer demand, carrier stability and capacity, customers' abilities to pay or on changes in competitors' behavior.
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
Management believes that the nature of the Company’s business is such that there are few complex challenges in accounting for operations. While judgments and estimates are a necessary component of any system of accounting, the Company’s use of estimates is limited primarily to the following areas:

•	accounts receivable valuation;

•	accrual of costs related to ancillary services the Company provides;

•	accrual of insurance liabilities for the portion of the related exposure which the Company has self-insured;

•	accrual of various tax liabilities;

•	accrual of loss contingencies; and

•	calculation of share-based compensation expense.
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

| 16.

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
Results of Operations
The following table shows the total net revenues (a non-GAAP measure calculated as revenues less directly related operations expenses attributable to the Company’s principal services) and the Company’s expenses for 2013, 2012, and 2011 expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues when analyzing and discussing management's effectiveness in managing the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment, whereas revenues earned by the Company in its other capacities include primarily the commissions and fees actually earned by the Company. Net revenue is one of the Company's primary operational and financial measures that demonstrates the ability of the Company to manage sell rates to customers with its ability to concentrate and leverage its purchasing power through effective consolidation of shipments from multiple customers utilizing a variety of transportation carriers and optimal routings. Using net revenue also provides a commonality for comparison among various services.
The table and the accompanying discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto in this report.

	2013		2012		2011
In thousands	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
Airfreight services:
Revenues	$2,633,830		$2,600,916		$2,893,474
Expenses	1,994,374		1,983,696		2,193,122
Net revenues	639,456	34%	617,220	34%	700,352	37%
Ocean freight and ocean services:
Revenues	1,958,231		1,974,891		1,878,595
Expenses	1,521,340		1,542,170		1,443,170
Net revenues	436,891	23	432,721	24	435,425	23
Customs brokerage and other services:
Revenues	1,488,196		1,416,408		1,389,468
Expenses	681,690		630,979		617,729
Net revenues	806,506	43	785,429	42	771,739	40
Total net revenues	1,882,853	100	1,835,370	100	1,907,516	100
Overhead expenses:
Salaries and related costs	1,032,601	55	995,052	54	993,358	52
Other	298,179	16	309,520	17	295,831	16
Total overhead expenses	1,330,780	71	1,304,572	71	1,289,189	68
Operating income	552,073	29	530,798	29	618,327	32
Other income, net	20,523	1	19,595	1	19,701	1
Earnings before income taxes	572,596	30	550,393	30	638,028	33
Income tax expense	222,585	12	217,424	12	251,785	13
Net earnings	350,011	18	332,969	18	386,243	20
Less net (losses) earnings attributable to the noncontrolling interest	1,485	—	(391)	—	564	—
Net earnings attributable to shareholders	$348,526	18%	$333,360	18%	$385,679	20%

| 17.

2013 compared with 2012
Airfreight services:
Airfreight services revenues and related expenses in 2013 both increased 1% as compared with 2012. A 4% increase in tonnage was offset by lower sell and buy rates that reflected continued soft market conditions primarily caused by higher available capacity relative to demand and effective carrier utilization by the Company.
Airfreight services net revenues in 2013 increased 4% as compared with 2012. The increase in airfreight services net revenues was principally due to a 4% increase in airfreight tonnage while net revenue per kilo remained relatively constant.
North America, Asia Pacific and Europe airfreight services net revenues increased 3%, 4% and 3%, respectively, in 2013 as compared with 2012, while airfreight export tonnage increased 2%, 3% and 4% in North America, Asia Pacific and Europe, respectively.
The global airfreight market continues to be affected by the decrease in size and weight of high technology consumer products and the timing of new product launches. Customers remain focused on improving supply-chain efficiency by utilizing deferred airfreight or ocean freight whenever possible. The Company expects these trends to continue in conjunction with carriers' efforts to manage available capacity, however, this could be affected by new product launches during periods that have historically experienced higher demands. These factors result in a higher degree of volatility in buy and sell rates and volumes.
Ocean freight and ocean services:
Ocean freight and ocean services revenues and expenses both decreased 1% in 2013 as compared with 2012 primarily driven by lower sell rates to customers and buy rates from carriers, reflecting increased carrier capacity that outpaced overall market demand. The decreases in sell and buy rates were partially offset by a 6% increase in container volumes in 2013 as compared with 2012. Container volume is measured in terms of forty-foot container equivalent units (FEUs).
Ocean freight and ocean services net revenues increased 1% in 2013 as compared with 2012, primarily resulting from additional services and volumes with new and existing customers utilizing order management services. Ocean freight net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The largest component of the Company’s ocean freight net revenue is derived from ocean freight consolidation which represented 46% and 47% of ocean freight net revenue in 2013 and 2012, respectively.
Ocean freight consolidation net revenue decreased 1% in 2013 as compared with 2012, primarily due to a 7% decrease in net revenue per container, offset by a 6% increase in container volume. In 2013, ocean carriers attempted on several occasions throughout the year to increase prices. Ultimately, these efforts were relatively unsuccessful and market ocean rates fell in the face of ongoing capacity issues. In order to maintain and grow market share, the Company reacted to these market trends by temporarily absorbing carrier cost increases, when the Company anticipated such cost increases would be temporary and could not be sustained by the carriers. The Company also implemented rate reductions with its customers where needed to reflect market conditions, mostly on exports from China.
Order management net revenues increased 6% in 2013, as compared with 2012, due to additional services and volumes with new and existing customers. Direct ocean freight forwarding remained flat in 2013, as compared with 2012.
North America and Europe ocean freight and ocean services net revenues increased 3% and 1%, respectively, while Asia Pacific ocean freight net revenues decreased by 2%, in 2013 as compared with 2012.The decrease in net revenues in Asia Pacific is due to the Company implementing sell rate reductions to customers, primarily in the second half of 2013, which on average outpaced buy rate reductions negotiated with carriers, and was partially offset by a 15% increase in container volume.
Customs brokerage and other services:
Customs brokerage and other services revenues and expenses increased 5% and 8%, respectively, in 2013 as compared with 2012, as a result of increased volumes from existing and new customers and higher costs in time-definite Transcon services.
Customs brokerage and other services net revenues increased 3% in 2013 as compared with 2012, primarily as a result of higher volumes from existing and new customers. The margin percentage declined primarily as a result of higher costs in time-definite Transcon services. Customers continue to seek out customs brokers with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.
North America and Asia Pacific customs brokerage and other services net revenues both increased 4%, in 2013 as compared with 2012, primarily as a result of higher volumes. These increases were partially offset by a 3% decline in Europe related to the economic challenges in Europe.

| 18.

Overhead expenses:
Salaries and related costs increased 4% in 2013, as compared with 2012, primarily due to increases in base salaries, higher field and executive management bonuses earned as a result of increases in operating income and accrual of a retirement bonus.
Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation will occur in proportion to changes in Company operating income, creating a direct alignment between corporate performance and shareholder interests. Bonuses to field and executive management in 2013 were both up 4% as compared with 2012, primarily as a result of a 4% increase in operating income. The Company’s management incentive compensation programs have always been incentive-based and performance driven and there is no built-in bias that favors or enriches management in a manner inconsistent with overall corporate performance. Salaries and related costs increased 1% as a percentage of net revenues in 2013 as compared with 2012 primarily due to increases in base salaries and a retirement bonus.
Because the Company’s management incentive compensation programs are also cumulative, no management bonuses can be paid unless the relevant business unit is, from inception, cumulatively profitable. Any operating losses must have been offset in their entirety by operating profits before current management is eligible for a bonus. Since the most significant portion of management compensation comes from the incentive bonus programs, the Company believes that this cumulative feature is a disincentive to excessive risk taking by its managers. Due to the nature of the Company’s services, it has a short operating cycle. The outcome of any higher risk transactions, such as overriding established credit limits, would be known in a relatively short time frame. Management believes that when the potential and certain impact on the bonus is fully considered in light of this short operating cycle, the potential for short term gains that could be generated by engaging in risky business practices is sufficiently mitigated to discourage excessive and inappropriate risk taking. Management believes that both the stability and the long term growth in revenues, net revenues and net earnings are a result of the incentives inherent in the Company’s compensation program.
On October 7, 2013 the Company and Peter J. Rose, the Company's Chairman and Chief Executive Officer entered into a Succession Agreement (Agreement). Mr. Rose will retire as Chief Executive Officer of the Company effective March 1, 2014 and expects to remain Chairman of the Board of Directors until the annual meeting of shareholders in May 2015. Pursuant to the Agreement, Mr. Rose will receive a retirement bonus equal to the amount he would have received under the 2008 Executive Incentive Compensation Plan (Plan) for 2014 and the first five months of 2015, assuming that Mr. Rose received the same percentage of the pool under the Plan that was used to calculate his incentive compensation for the quarter ended June 30, 2013. The Company currently estimates that the total retirement bonus will approximate $8 million and recorded that amount in its entirety in the fourth quarter of 2013. As allowed by the Plan, the Compensation Committee of the Company will not reallocate Mr. Rose’s current percentage of the available pool to other officers or key employees until actual payments made to Mr. Rose under the Agreement are complete and an amount equal to the total retirement bonus paid has been recouped.
Other overhead expenses decreased 4% in 2013, as compared with 2012. The 2012 results included a fine of €4.14 million ($5.5 million) related to the European Commission's finding against the Company for anti-competitive behavior, a $6 million adjustment for certain foreign indirect withholding taxes, and $3 million of expense associated with the write-off of capitalized real estate projects that the Company decided not to continue pursuing. The impact of these 2012 items was partially offset by an $8 million increase in depreciation and amortization expense in 2013 as a result of investments in technology and building and leasehold improvements and higher costs of claims. Other overhead expenses decreased 1% as a percentage of net revenues in 2013, as compared with 2012.
Income tax expense:
The Company pays income taxes in the United States and other jurisdictions. The Company’s consolidated effective income tax rate decreased to 38.9% in 2013, as compared with 39.5% in 2012. The decrease in the effective tax rate is due to lower non-deductible expenses as compared to the prior year period and less of a negative impact in the current year period associated with the Company's stock-based compensation arrangements when compared to the prior year period. The tax benefit related to stock-based compensation expense is recorded for non-qualified stock options at the time the related compensation expense is recognized while the tax benefit received for disqualifying dispositions of incentive stock options and employee stock purchase plan shares cannot be anticipated and is recorded at the time of the disqualifying event.
2012 compared with 2011
Airfreight services:
Airfreight services revenues and related expenses both decreased 10% in 2012 as compared with 2011, primarily due to a 6% decrease in tonnage and lower sell and buy rates that reflected soft market conditions.
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
Ocean freight and ocean services:
Ocean freight and ocean services revenues and expenses increased 5% and 7%, respectively, in 2012 as compared with 2011, primarily driven by price increases implemented by carriers and the Company's corresponding increases in sell rates. The increases in sell and buy rates were partially offset by a decrease in container volumes of 2% in 2012 as compared with 2011.

| 19.

Ocean freight and ocean services net revenues decreased 1% in 2012 as compared with 2011. North America ocean freight net revenues increased 2% while Asia Pacific and Europe ocean freight net revenues decreased by 3% and 1%, respectively, in 2012 as compared with 2011.
In 2012 and 2011, the majority of the Company’s ocean freight net revenue was derived from ocean freight consolidation, which represented 47% and 50%, respectively, of ocean freight net revenue. Ocean freight consolidation net revenue decreased 7% in 2012 as compared with 2011, primarily due to a 4% decrease in net revenue per container and a 2% decrease in container volume as measured in terms of FEUs. The decrease in net revenue per container resulted from the timing of significant increases in buy rates implemented by carriers, requirements to provide notice of these increases to customers and the company's ability to implement commensurate increases in its sell rates. Direct ocean freight forwarding and order management net revenues, which are primarily fee-based, increased 8% and 2%, respectively, in 2012, as compared with 2011, due to an increase in market share and volume.
Customs brokerage and other services:
Customs brokerage and other services revenues and expenses both increased 2% in 2012 as compared with 2011 as a result of increases in time-definite Transcon volumes.
Customs brokerage and other services net revenues increased 2% in 2012 as compared with 2011, primarily as a result of an increase in time-definite Transcon volumes. Customers continue to seek out customs brokers with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.
Overhead expenses:
Salaries and related costs increased 0.2% in 2012, as compared with 2011, primarily due to a higher average number of employees, increases in base salaries, payroll taxes and medical costs, which were partially offset by a decline in bonuses earned due to lower operating income.
The results in 2012 were not consistent with the historical relationship between salaries and net revenues primarily due to a decrease in net revenues while the average number of employees increased to support customer driven initiatives, enhance information systems and expand certain products. Bonuses to field and executive management in 2012, consistent with declines in branch and Company performance, were down 9% and 14%, respectively, as compared with 2011.
Other overhead expenses increased 5% in 2012, as compared with 2011. This increase was primarily due to the European Commission's finding against the Company for anti-competitive behavior, which resulted in a fine of €4.14 million ($5.5 million), higher legal expenses, an adjustment for certain foreign indirect withholding taxes of approximately $6 million, claims related to increased liability limits and cost associated with maintaining and enhancing the Company's information systems. The Company also decided not to continue pursuit of certain real estate development projects recorded under construction in process and expensed the associated costs of $3 million as a component of rent and occupancy expense. These increases offset lower travel and entertainment expense achieved through continued cost reduction measures. Other overhead expenses as a percentage of net revenues increased 1% in 2012, as compared with 2011.
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
Currency and Other Risk Factors
The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during 2013, 2012 and 2011 was insignificant. The Company had no foreign currency derivatives outstanding at December 31, 2013 and 2012. Net foreign currency losses were approximately $1 million, $5 million and $2 million in 2013, 2012 and 2011, respectively.
International air and ocean freight forwarding and customs brokerage are intensively competitive and are expected to remain so for the foreseeable future. There are a large number of entities competing in the international logistics industry, many of which have significantly more resources than the Company; however, the Company’s primary competition is confined to a relatively small number of companies within this group. The industry continues to experience consolidations into larger firms striving for stronger and more complete multinational and multi-service networks. However, regional and local brokers and forwarders remain a competitive force.
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

| 20.

Liquidity and Capital Resources
The Company’s principal source of liquidity is cash and cash equivalents, short-term investments and cash generated from operating activities. Net cash provided by operating activities for the year ended December 31, 2013 was $408 million, as compared with $370 million for 2012. This $38 million increase is primarily due to changes in working capital accounts and higher earnings partially offset by a decrease in deferred taxes primarily associated with the remittance of dividends from foreign subsidiaries. At December 31, 2013, working capital was $1,545 million, including cash and cash equivalents and short-term investments of $1,274 million. The Company had no long-term debt at December 31, 2013. Management believes that the Company’s current cash position and operating cash flows will be sufficient to meet its capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
As a customs broker, the Company makes significant cash advances for a select group of its credit-worthy customers. These cash advances are for customer obligations such as the payment of duties to customs authorities in various countries throughout the world. Cash advances are a “pass through” and are not recorded as a component of revenue and expense. The billings of such advances to customers are accounted for as a direct increase in accounts receivable from the customer and a corresponding increase in accounts payable to governmental customs authorities. As a result of these “pass through” billings, the conventional Days Sales Outstanding or DSO calculation does not directly measure collection efficiency. For customers that meet certain criteria, the Company has agreed to extend payment terms beyond its customary terms. Management believes that the Company has effective credit control procedures, and historically has experienced relatively insignificant collection problems.
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
Cash used in investing activities for the year ended December 31, 2013 was $77 million, as compared with $47 million for 2012. The Company made a net investment in short-term investments of $26 million and had capital expenditures of $53 million in 2013 as compared with $48 million in capital expenditures in 2012. Capital expenditures in 2013 related primarily to continuing investments in technology, office furniture and equipment and leasehold improvements. The Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. Total anticipated capital expenditures in 2014 are currently estimated to be $75 million. This includes routine capital expenditures plus additional real estate development.
Cash used in financing activities for the year ended December 31, 2013 was $332 million as compared with $363 million in 2012. The Company uses the proceeds from stock option exercises, employee stock purchases and available cash to repurchase the Company’s common stock on the open market. Also, the Company used cash to repurchase additional common stock of 3.8 million shares and 5.7 million shares in 2013 and 2012, respectively. In 2013 the Company purchased the noncontrolling interest of a consolidated subsidiary. During 2013 and 2012, the Company paid dividends of $.60 per share and $.56 per share, respectively.
The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises. As of December 31, 2013, the Company had repurchased and retired 25,908,150 shares of common stock at an average price of $24.46 per share over the period from 1994 through 2013. During 2013, 1,463,233 shares were repurchased at an average price of $41.21 per share.
The Company has a Discretionary Stock Repurchase Plan under which management is allowed to repurchase such shares to reduce the issued and outstanding stock to 200,000,000 shares of common stock. As of December 31, 2013, the Company had repurchased and retired 32,556,930 shares of common stock at an average price of $36.76 per share over the period from 2001 through 2013. During 2013, 4,685,911 shares were repurchased at an average price of $43.03 per share. On February 24, 2014, the plan was amended by the Board of Directors to authorize management to reduce issued and outstanding stock to 190,000,000 shares of common stock.
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
The Company maintains international unsecured bank lines of credit. At December 31, 2013, the Company was contingently liable for $82 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

		Amount of commitment expiration per period
In thousands	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Standby letters of credit and guarantees	$82,162	76,743	2,920	2,352	147

| 21.

At December 31, 2013, the Company’s contractual obligations are as follows:

		Payments due by period
In thousands	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Contractual Obligations:
Operating leases	$103,575	41,226	39,762	13,722	8,865
Unconditional purchase obligations	71,793	71,793	—	—	—
Construction and equipment purchase obligations	5,971	4,441	1,245	285	—
Total contractual cash obligations	$181,339	117,460	41,007	14,007	8,865
The Company enters into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. The Company only enters into agreements that management believes the Company can fulfill with relative ease. Historically, the Company has met these obligations in the normal course of business. Management believes, in line with historical experience, committed purchase obligations outstanding as of December 31, 2013 will be fulfilled during 2014 in the Company’s ordinary course of business.
The Company's foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and needs to finance local capital expenditures. In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At December 31, 2013, cash and cash equivalent balances of $559 million were held by the Company’s non-United States subsidiaries, of which $48 million was held in banks in the United States. Earnings of the Company's foreign subsidiaries are not considered to be indefinitely reinvested outside of the United Sates and, accordingly, a deferred tax liability has been accrued for all undistributed earnings, net of foreign related tax credits, that are available to be repatriated.
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
Off-Balance Sheet Arrangements
As of December 31, 2013, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the year ended December 31, 2013, would have had the effect of raising operating income approximately $40 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $33 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity throughout the year ended December 31, 2013, was insignificant. Net foreign currency losses were approximately $1 million, $5 million and $2 million in 2013, 2012 and 2011, respectively. The Company had no foreign currency derivatives outstanding at December 31, 2013 and 2012. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of December 31, 2013, the Company had approximately $39 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.

| 22.

Interest Rate Risk
At December 31, 2013, the Company had cash, cash equivalents and short-term investments of $1,274 million, of which $684 million was invested at various short-term market interest rates. The Company had no significant short-term borrowings at December 31, 2013. A hypothetical change in the interest rate of 10 basis points at December 31, 2013 would not have a significant impact on the Company’s earnings.
In management’s opinion, there has been no material change in the Company’s interest rate risk exposure between 2013 and 2012.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following documents are filed on the pages listed below, as part of Part II, Item 8 of this report.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.
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
The Company is developing a new accounting system which it plans to implement on a worldwide basis over the next several years. This system is expected to improve the efficiency of certain financial and transactional processes and reporting. This transition will affect the processes that constitute the Company's internal control over financial reporting and will require testing for operating effectiveness.
Management Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the Board of Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

| 23.

A system of internal control can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management, including the Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company's internal control over financial reporting, as of December 31, 2013, based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2013, the Company's internal control over financial reporting was effective.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2013, which is included on page F-2.
ITEM 9B — OTHER INFORMATION
Not applicable.
PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is set forth below or incorporated by reference to information under the caption “Proposal 1–Election of Directors” and to the information under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance - Director Nomination Process” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 2014. See also Part I - Item 1 - Executive Officers of the Registrant.
Audit Committee and Audit Committee Financial Expert
The Company's Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Mark A. Emmert, Liane J. Pelletier and Robert R. Wright. The Company's Board has determined that Robert Wright, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 407(d)(5) of Regulation S-K under the Exchange Act and that each member of the Audit Committee is independent under the NASDAQ independence standards applicable to audit committee members.
Code of Ethics and Governance Guidelines
The Company has adopted a Code of Business Conduct that applies to all Company employees including, of course, its principal executive officer and principal financial and accounting officer. The Code of Business Conduct is posted on the Company's website at http://www.investor.expeditors.com. The Company will post any amendments to the Code of Business Conduct at that location. In the unlikely event that the Board of Directors approves any sort of waiver to the Code of Business Conduct for the Company's executive officers or directors, information concerning such waiver will also be posted at that location. No waivers have been granted. In addition to posting information regarding amendments and waivers on the Company's website, the same information will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers satisfies applicable NASDAQ listing rules.
The Company's investor relations website also includes under the heading “Stock Transactions - Stock Trading Plans” information regarding entries into a Rule 10b5-1 trading plan by directors or officers of the Company or by the Company itself. Any new entry into such a trading plan or amendments thereto will be posted at that location.
ITEM 11 — EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to information under the captions “Proposal 1–Election of Directors” and “Executive Compensation” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 2014.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to information under the captions “Principal Holders of Voting Securities” and “Proposal 1–Election of Directors” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 2014.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2013, regarding compensation plans under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3)
Equity Compensation Plans Approved by Security Holders	18,530,140	$41.02	1,450,121
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	18,530,140	$41.02	1,450,121

| 24.

(1)	Does not include 35,868 restricted stock awards that were not fully vested as of December 31, 2013.

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock awards which have no exercise price.

(3)	Includes 1,165,971 available for issuance under the employee stock purchase plans and 284,150 available for future grants of stock options.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to information under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 2014.
ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to information under the caption “Relationship with Independent Public Accountants” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 2014.
PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
(a)	1.	FINANCIAL STATEMENTS
		Reports of Independent Registered Public Accounting Firm	F-1 and F-2
		Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3
		Consolidated Statements of Earnings for the Years Ended December 31, 2013, 2012 and 2011	F-4
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011	F-5
		Consolidated Statements of Equity for the Years Ended December 31, 2013, 2012 and 2011	F-6 and F-7
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	F-8
		Notes to Consolidated Financial Statements	F-9 through F-19
	2.	FINANCIAL STATEMENT SCHEDULES
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
The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)	Form of Employment Agreement executed by the Company’s Chairman and Chief Executive Officer. See Exhibit 10.23.

(2)	Form of Employment Agreement executed by the Company’s President and Chief Operating Officer and certain of the Company’s executive officers. See Exhibit 10.24.

(3)	Form of Employment Agreement executed by the Company’s Chief Financial Officer. See Exhibit 10.25.

(4)	Form of Employment Agreement executed by the Company's President-Asia Pacific and Director. See Exhibit 10.26.

(5)	Form of Employment Agreement executed by the Company’s President-Global Sales and Marketing. See Exhibit 10.27.

(6)	Form of Succession Agreement executed by the Company’s Chairman and Chief Executive Officer. See Exhibit 10.28.

(7)	The Company’s Amended 1993 Directors’ Non-Qualified Stock Option Plan. See Exhibit 10.39.

(8)	Form of Stock Option Agreement used in connection with options granted under the Company’s 1993 Directors’ Non-Qualified Stock Option Plan. See Exhibit 10.9.

(9)	The Company’s Amended 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.40.

(10)	Form of Stock Option Agreement used in connection with Non-Qualified options granted under the Company’s 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.30.

(11)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.31.

(12)	The Company’s 2008 Executive Incentive Compensation Plan. See Exhibit 10.35.

(13)	The Company’s 2008 Directors’ Restricted Stock Plan. See Exhibit 10.36.

(14)	The Company’s 2002 Employee Stock Purchase Plan. See Exhibit 10.42.

(15)	The Company’s 2005 Stock Option Plan. See Exhibit 10.45.

(16)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2005 Stock Option Plan. See Exhibit 10.46.

(17)	The Company’s 2006 Stock Option Plan. See Exhibit 10.47.

(18)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2006 Stock Option Plan. See Exhibit 10.48.

(19)	The Company’s 2007 Stock Option Plan. See Exhibit 10.49.

| 25.

(20)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2007 Stock Option Plan. See Exhibit 10.50.

(21)	The Company’s 2008 Stock Option Plan. See Exhibit 10.51.

(22)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2008 Stock Option Plan. See Exhibit 10.52.

(23)	The Company’s 2009 Stock Option Plan. See Exhibit 10.53.

(24)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2009 Stock Option Plan. See Exhibit 10.54.

(25)	The Company’s 2010 Stock Option Plan. See Exhibit 10.55.

(26)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2010 Stock Option Plan. See Exhibit 10.56.

(27)	The Company’s 2011 Stock Option Plan. See Exhibit 10.57.

(28)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2011 Stock Option Plan. See Exhibit 10.58.

(29)	The Company’s 2012 Stock Option Plan. See Exhibit 10.59.

(30)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2012 Stock Option Plan. See Exhibit 10.60.

(31)	The Company’s 2013 Stock Option Plan. See Exhibit 10.61.

(32)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2013 Stock Option Plan. See Exhibit 10.62.

(b)EXHIBITS

Exhibit Number	Exhibit

3.1
The Company’s Restated Articles of Incorporation and the Articles of Amendment thereto dated December 9, 1993. (Incorporated by reference to Exhibit 3.1 to Form 10-K, filed on or about March 31, 1995.)

3.1.1	Articles of Amendment to the Restated Articles of Incorporation dated November 12, 1996. (Incorporated by reference to Exhibit 3.1.1 to Form 10-K, filed on or about March 31, 1997.)

3.1.2	Articles of Amendment to the Restated Articles of Incorporation dated May 20, 1999. (Incorporated by reference to Exhibit 3.1.2 to Form 10-K, filed on or about March 28, 2003.)

3.1.3	Articles of Amendment to the Restated Articles of Incorporation dated June 12, 2002. (Incorporated by reference to Exhibit 3.1.3 to Form 10-K, filed on or about March 28, 2003.)

3.1.4	Articles of Amendment to the Restated Articles of Incorporation dated August 2, 2006. (Incorporated by reference to Exhibit 3.1.4 to Form 10-K, filed on or about February 27, 2013.)

3.2	The Company’s Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to Form 8-K, filed on or about December 23, 2013.)

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

10.25	Form of Employment Agreement executed by the Company’s Chief Financial Officer dated December 31, 2008. (Incorporated by reference to Exhibit 10.25 to Form 10-K, filed on or about February 27, 2009.)

10.26	Form of Employment Agreement executed by the Company's President Asia-Pacific and Director. (Incorporated by reference to Exhibit 10.18 to Registration Statement No. 2-91224, filed on May 21, 1984.)

10.27	Form of Employment Agreement executed by the Company's President-Global Sales and Marketing. (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed on or about October 11, 2013.)

10.28	Form of Succession Agreement executed by the Company's Chairman and Chief Executive Officer.

10.30
Form of Stock Option Agreement used in connection with Non-Qualified options granted under the Company’s 1997 Non-Qualified and Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.30 to Form 10-K, filed on or about March 31, 1998.)

| 26.

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

10.61
The Company's 2013 Stock Option Plan. (Incorporated by reference to Appendix A of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 29, 2013.)

10.62
Form of Stock Option Agreement used in connection with options granted under the Company's 2013 Stock Option Plan. (Incorporated by reference to Appendix B of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 29, 2013.)

21.1	Subsidiaries of the registrant.

| 27.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

| 28.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2014

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

By:	/s/ Bradley S. Powell
Bradley S. Powell
Senior Vice President and Chief Financial Officer

| 29.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2014.

Signature	Title

/s/ Peter J. Rose	Chairman of the Board and Chief Executive Officer
(Peter J. Rose)	(Principal Executive Officer) and Director

/s/ R. Jordan Gates	President and Chief Operating Officer and Director
(R. Jordan Gates)

/s/ James Li Kou Wang	President-Asia Pacific and Director
(James Li Kou Wang)

/s/ Bradley S. Powell	Senior Vice President and Chief Financial Officer
(Bradley S. Powell)	(Principal Financial and Accounting Officer)

/s/ Mark A. Emmert	Director
(Mark A. Emmert)

/s/ Dan P. Kourkoumelis	Director
(Dan P. Kourkoumelis)

/s/ Michael J. Malone	Director
(Michael J. Malone)

/s/ John W. Meisenbach	Director
(John W. Meisenbach)

/s/ Liane J. Pelletier	Director
(Liane J. Pelletier)

/s/ Robert R. Wright	Director
(Robert R. Wright)

/s/ Tay Yoshitani	Director
(Tay Yoshitani)

| 30.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
COMPRISING ITEM 8
ANNUAL REPORT ON FORM 10-K
TO SECURITIES AND EXCHANGE COMMISSION FOR THE
YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Expeditors International of Washington, Inc.:

We have audited the accompanying consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Expeditors International of Washington, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Seattle, Washington
February 27, 2014

|F-1

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Expeditors International of Washington, Inc.:

We have audited Expeditors International of Washington, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Expeditors International of Washington, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Expeditors International of Washington, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, Washington
February 27, 2014

|F-2

Consolidated Balance Sheets
In thousands except share data

December 31,	2013	2012
Current Assets:
Cash and cash equivalents	$1,247,652	1,260,842
Short-term investments	26,337	139
Accounts receivable, less allowance for doubtful accounts of $8,695 in 2013 and $8,482 in 2012	1,073,500	1,031,376
Deferred Federal and state income taxes	18,396	12,102
Other	49,384	53,140
Total current assets	2,415,269	2,357,599
Property and equipment, net	563,064	556,204
Goodwill	7,927	7,927
Other assets, net	28,552	32,395
Total assets	$3,014,812	2,954,125

Current Liabilities:
Accounts payable	$648,156	641,593
Accrued expenses, primarily salaries and related costs	200,301	178,995
Federal, state and foreign income taxes	21,743	21,970
Total current liabilities	870,200	842,558
Deferred Federal and state income taxes	58,281	78,997
Commitments and contingencies

Shareholders’ Equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; none issued	—	—
Common stock, par value $.01 per share, authorized 640,000,000 shares;
issued and outstanding 202,553,220 shares at December 31, 2013
and 206,392,013 shares at December 31, 2012	2,025	2,064
Additional paid-in capital	1,647	1,283
Retained earnings	2,087,376	2,018,618
Accumulated other comprehensive (loss) income	(6,265)	5,734
Total shareholders’ equity	2,084,783	2,027,699
Noncontrolling interest	1,548	4,871
Total equity	2,086,331	2,032,570
Total liabilities and equity	$3,014,812	2,954,125
See accompanying notes to consolidated financial statements.

|F-3.

Consolidated Statements of Earnings
In thousands except share data

Years ended December 31,	2013	2012	2011
Revenues:
Airfreight services	$2,633,830	2,600,916	2,893,474
Ocean freight and ocean services	1,958,231	1,974,891	1,878,595
Customs brokerage and other services	1,488,196	1,416,408	1,389,468
Total revenues	6,080,257	5,992,215	6,161,537
Operating Expenses:
Airfreight services	1,994,374	1,983,696	2,193,122
Ocean freight and ocean services	1,521,340	1,542,170	1,443,170
Customs brokerage and other services	681,690	630,979	617,729
Salaries and related costs	1,032,601	995,052	993,358
Rent and occupancy costs	98,437	98,580	94,778
Depreciation and amortization	48,071	39,940	36,776
Selling and promotion	33,243	34,184	38,974
Other	118,428	136,816	125,303
Total operating expenses	5,528,184	5,461,417	5,543,210
Operating income	552,073	530,798	618,327
Other Income (Expense):
Interest income	11,810	12,763	10,235
Other, net	8,713	6,832	9,466
Other income, net	20,523	19,595	19,701
Earnings before income taxes	572,596	550,393	638,028
Income tax expense	222,585	217,424	251,785
Net earnings	350,011	332,969	386,243
Less net earnings (losses) attributable to the noncontrolling interest	1,485	(391)	564
Net earnings attributable to shareholders	$348,526	333,360	385,679
Diluted earnings attributable to shareholders per share	$1.68	1.57	1.79
Basic earnings attributable to shareholders per share	$1.69	1.58	1.82
Weighted average diluted shares outstanding	206,895,473	211,935,171	215,033,580
Weighted average basic shares outstanding	205,994,656	210,422,945	212,117,511
See accompanying notes to consolidated financial statements.

|F-4.

Consolidated Statements of Comprehensive Income
In thousands

Years ended December 31,	2013	2012	2011
Net earnings	$350,011	332,969	386,243
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $6,574 in 2013, $4,419 in 2012 and $6,471 in 2011	(12,420)	8,164	(12,131)
Reclassification adjustments for foreign currency realized losses, net of tax of $348 in 2012 and $393 in 2011	—	647	616
Other comprehensive (loss) income	(12,420)	8,811	(11,515)
Comprehensive income	337,591	341,780	374,728
Less comprehensive income (loss) attributable to the noncontrolling interest	1,064	(278)	138
Comprehensive income attributable to shareholders	$336,527	342,058	374,590
See accompanying notes to consolidated financial statements.

|F-5.

Consolidated Statements of Equity
In thousands except share data
Years ended December 31, 2013, 2012 and 2011

	Common Stock
	Shares	Par Value
Balance at December 31, 2010	212,047,774	$2,120
Exercise of stock options and release of restricted shares	1,632,077	16
Issuance of shares under stock purchase plan	663,386	7
Shares repurchased under provisions of stock repurchase plans	(2,339,575)	(23)
Stock compensation expense	—	—
Tax benefits from stock plans, net	—	—
Net earnings	—	—
Other comprehensive loss	—	—
Dividends paid ($.50 per share)	—	—
Distributions of dividends to noncontrolling interest	—	—
Balance at December 31, 2011	212,003,662	2,120
Exercise of stock options and release of restricted shares	1,653,994	16
Issuance of shares under stock purchase plan	773,661	8
Shares repurchased under provisions of stock repurchase plans	(8,039,304)	(80)
Stock compensation expense	—	—
Tax benefits from stock plans, net	—	—
Net earnings	—	—
Other comprehensive income	—	—
Dividends paid ($.56 per share)	—	—
Distributions of dividends to noncontrolling interest	—	—
Balance at December 31, 2012	206,392,013	2,064
Exercise of stock options and release of restricted shares	1,509,890	15
Issuance of shares under stock purchase plan	800,461	8
Shares repurchased under provisions of stock repurchase plans	(6,149,144)	(62)
Stock compensation expense	—	—
Tax benefits from stock plans, net	—	—
Net earnings	—	—
Other comprehensive loss	—	—
Dividends paid ($.60 per share)	—	—
Purchase of noncontrolling interest	—	—
Distributions of dividends to noncontrolling interest	—	—
Balance at December 31, 2013	202,553,220	$2,025

|F-6.

	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2010	13,412	1,717,249	8,125	1,740,906	7,248	1,748,154
Exercise of stock options and release of restricted shares	32,406	—	—	32,422	—	32,422
Issuance of shares under stock purchase plan	24,217	—	—	24,224	—	24,224
Shares repurchased under provisions of stock repurchase plans	(106,353)	(5,695)	—	(112,071)	—	(112,071)
Stock compensation expense	44,278	—	—	44,278	—	44,278
Tax benefits from stock plans, net	5,300	—	—	5,300	—	5,300
Net earnings	—	385,679	—	385,679	564	386,243
Other comprehensive loss	—	—	(11,089)	(11,089)	(426)	(11,515)
Dividends paid ($.50 per share)	—	(106,011)	—	(106,011)	—	(106,011)
Distributions of dividends to noncontrolling interest	—	—	—	—	(955)	(955)
Balance at December 31, 2011	13,260	1,991,222	(2,964)	2,003,638	6,431	2,010,069
Exercise of stock options and release of restricted shares	29,103	—	—	29,119	—	29,119
Issuance of shares under stock purchase plan	23,384	—	—	23,392	—	23,392
Shares repurchased under provisions of stock repurchase plans	(113,633)	(188,701)	—	(302,414)	—	(302,414)
Stock compensation expense	44,058	—	—	44,058	—	44,058
Tax benefits from stock plans, net	5,111	—	—	5,111	—	5,111
Net earnings	—	333,360	—	333,360	(391)	332,969
Other comprehensive income	—	—	8,698	8,698	113	8,811
Dividends paid ($.56 per share)	—	(117,263)	—	(117,263)	—	(117,263)
Distributions of dividends to noncontrolling interest	—	—	—	—	(1,282)	(1,282)
Balance at December 31, 2012	1,283	2,018,618	5,734	2,027,699	4,871	2,032,570
Exercise of stock options and release of restricted shares	35,760	—	—	35,775	—	35,775
Issuance of shares under stock purchase plan	23,969	—	—	23,977	—	23,977
Shares repurchased under provisions of stock repurchase plans	(105,398)	(156,476)	—	(261,936)	—	(261,936)
Stock compensation expense	43,813	—	—	43,813	—	43,813
Tax benefits from stock plans, net	2,174	—	—	2,174	—	2,174
Net earnings	—	348,526	—	348,526	1,485	350,011
Other comprehensive loss	—	—	(11,999)	(11,999)	(421)	(12,420)
Dividends paid ($.60 per share)	—	(123,292)	—	(123,292)	—	(123,292)
Purchase of noncontrolling interest	46	—	—	46	(3,226)	(3,180)
Distributions of dividends to noncontrolling interest	—	—	—	—	(1,161)	(1,161)
Balance at December 31, 2013	1,647	2,087,376	(6,265)	2,084,783	1,548	2,086,331
See accompanying notes to consolidated financial statements.

|F-7.

Consolidated Statements of Cash Flows
In thousands

Years ended December 31,	2013	2012	2011
Operating Activities:
Net earnings	$350,011	332,969	386,243
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for losses (recoveries) on accounts receivable	2,116	(90)	1,327
Deferred income tax (benefit) expense	(20,975)	11,639	(4,065)
Excess tax benefits from stock plans	(2,339)	(5,401)	(5,300)
Stock compensation expense	43,813	44,058	44,278
Depreciation and amortization	48,071	39,940	36,776
Other	844	4,864	2,496
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(64,575)	(89,856)	46,915
Increase (decrease) in accounts payable and accrued expenses	44,150	30,625	(40,819)
Increase (decrease) in income taxes payable, net	8,435	1,441	(3,237)
Increase in other current assets	(2,015)	(63)	(7,483)
Net cash from operating activities	407,536	370,126	457,131
Investing Activities:
Purchase of short-term investments	(116,116)	(15,879)	—
Proceeds from maturities of short-term investments	89,915	16,221	29
Purchase of property and equipment	(53,411)	(47,626)	(78,115)
Other	2,806	290	(2,253)
Net cash from investing activities	(76,806)	(46,994)	(80,339)
Financing Activities:
Proceeds from issuance of common stock	59,752	52,511	56,646
Repurchases of common stock	(261,936)	(302,414)	(112,071)
Excess tax benefits from stock plans	2,339	5,401	5,300
Dividends paid	(123,292)	(117,263)	(106,011)
Purchase of noncontrolling interest	(7,730)	—	—
Distributions to noncontrolling interest	(1,161)	(1,282)	(955)
Net cash from financing activities	(332,028)	(363,047)	(157,091)
Effect of exchange rate changes on cash and cash equivalents	(11,892)	6,401	(9,810)
(Decrease) increase in cash and cash equivalents	(13,190)	(33,514)	209,891
Cash and cash equivalents at beginning of year	1,260,842	1,294,356	1,084,465
Cash and cash equivalents at end of year	$1,247,652	1,260,842	1,294,356
Taxes Paid:
Income taxes	$235,368	207,174	266,621
See accompanying notes to consolidated financial statements

|F-8.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.  |  Basis of Presentation
Expeditors International of Washington, Inc. (“the Company”) is a non-asset based provider of global logistics services operating through a worldwide network of offices and exclusive or non-exclusive agents. The Company’s customers include retailing and wholesaling, electronics, industrial and manufacturing companies around the world.
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
The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The consolidated financial statements include the accounts of the Company and its subsidiaries stated in U.S. dollars, the Company’s reporting currency. In addition, the consolidated financial statements also include the accounts of operating entities where the Company maintains a parent-subsidiary relationship through unilateral control over assets and operations together with responsibility for payment of all liabilities, notwithstanding a lack of technical majority ownership of the subsidiary's common stock.
All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for share data. Certain prior year amounts have been reclassified to conform to the 2013 presentation. The reclassifications include presenting rental income of $11,272 and $11,039 in 2012 and 2011, respectively, in customs brokerage and other services revenues while it was historically recorded in rent and occupancy costs and other operating expenses.
B.  |  Cash Equivalents and Short-term Investments
All highly liquid investments with a maturity of three months or less at date of purchase are considered to be cash equivalents. Short-term investments have a maturity of greater than three months at the date of purchase.
C.  |  Accounts Receivable
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $8,695, $8,482 and $9,743 as of December 31, 2013, 2012 and 2011, respectively. Additions and write-offs have not been significant in any of these years.
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
For the years ended December 31, 2013 and 2012, the Company performed the required goodwill annual impairment test during the fourth quarter and determined that no impairment had occurred.
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

|F-9.

Airfreight services revenues include the charges to the Company for carrying the shipments when the Company acts as a freight consolidator. Ocean freight services revenues include the charges to the Company for carrying the shipments when the Company acts as a Non-Vessel Operating Common Carrier (NVOCC). In each case the Company is acting as an indirect carrier. When acting as an indirect carrier, the Company will issue a House Airway Bill (HAWB) or a House Ocean Bill of Lading (HOBL) to customers as the contract of carriage. In turn, when the freight is physically tendered to a direct carrier, the Company receives a contract of carriage known as a Master Airway Bill for airfreight shipments and a Master Ocean Bill of Lading for ocean shipments. At this point, the risk of loss passes to the carrier, however, in order to claim for any such loss, the customer is first obligated to pay the freight charges. In these transactions, the Company is the primary obligor; is obligated to compensate direct carriers for services performed regardless of whether customers accept the service; has latitude in establishing price; has discretion in selecting the direct carrier and has credit risk. Therefore, the Company is the principal in these transactions and reports revenue and the related expenses on a gross basis.
Based upon the terms in the contract of carriage, revenues related to shipments where the Company issues a HAWB or a HOBL are recognized at the time the freight is tendered to the direct carrier at origin. Costs related to the shipments are also recognized at this same time.
Revenues realized in other capacities, for instance, when the Company acts as an agent for the shipper, and does not issue a HAWB or a HOBL, include only the commissions and fees earned for the services performed. In these transactions, the Company is not a principal and reports only commissions and fees earned in revenue. These revenues are recognized upon completion of the services.
Customs brokerage and other services involves providing services at destination, such as helping customers clear shipments through customs by preparing required documentation, calculating and providing for payment of duties and other taxes on behalf of the customers as well as arranging for any required inspections by governmental agencies, and arranging for delivery. This is a complicated function requiring technical knowledge of customs rules and regulations in the multitude of countries in which the Company has offices. Revenues related to customs brokerage and other services are recognized upon completion of the services. Arranging international shipments is a complex task. Each actual movement can require multiple services. In some instances, the Company is asked to perform only one of these services. However, in most instances, the Company performs multiple services. These services include ancillary services such as local transportation, export customs formalities, distribution services and logistics management. Each of these services has an associated fee which is recognized as revenue upon completion of the service.
Typically, the fees for each of these services are quoted as separate components, however, customers on occasion will request an all-inclusive rate for a set of services known in the industry as “door-to-door service.” This means that the customer is billed a single rate for all services from pickup at origin to delivery at destination. In these instances, the revenue for origin and destination services, as well as revenue that will be characterized as freight charges, is allocated to branches as set by preexisting Company policy modified as agreed upon by customer specific negotiations between the offices involved. Each of the Company’s branches are separate profit centers and the primary compensation for the branch management group comes in the form of incentive-based compensation calculated directly from the operating income of that branch. This compensation structure ensures that the allocation of revenue and expense among components of services, when provided under an all-inclusive rate, is done in an objective manner on a relative selling price basis.

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
G  |  Net Earnings Attributable to Shareholders per Common Share
Diluted earnings attributable to shareholders per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares represent outstanding stock options, stock purchase rights and unvested restricted shares. Basic earnings attributable to shareholders per share is calculated using the weighted average number of common shares outstanding without taking into consideration dilutive potential common shares outstanding.
H.  |  Stock Plans
The Company recognizes stock compensation expense based on an estimate of the fair value of awards granted to employees and directors under the Company’s stock option, director restricted stock and employee stock purchase rights plans. This expense, adjusted for expected forfeitures, is recognized in net earnings on a straight-line basis over the stock awards' vesting periods as salaries and related costs.
I.  |  Foreign Currency
Foreign currency amounts attributable to foreign operations have been translated into U.S. dollars using year-end exchange rates for assets and liabilities, historical rates for equity, and weighted average rates for revenues and expenses. Translation adjustments resulting from this process are recorded as components of other comprehensive income until complete or substantially complete liquidation by the Company of its investment in a foreign entity. Currency fluctuations are a normal operating factor in the conduct of

|F-10.

the Company’s business and foreign exchange transaction gains and losses are included in revenues and operating expenses. Also, the Company is exposed to foreign currency exchange fluctuations on monetary assets and liabilities denominated in currencies that are not the local functional currency. Foreign exchange gains and losses on such balances are recognized in net earnings as other income, net. Net foreign currency losses in 2013, 2012 and 2011 were $822, $4,525 and $1,947, respectively.
The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure. Accordingly, the Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely. Such hedging activity during 2013, 2012, and 2011 was insignificant. The Company had no foreign currency derivatives outstanding at December 31, 2013 and 2012.
J.  |  Comprehensive Income
Comprehensive income consists of net earnings and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net earnings. For the Company, these consist of foreign currency translation gains and losses, net of related income tax effects and comprehensive income or loss attributable to the noncontrolling interests. Upon the complete or substantially complete liquidation of the Company's investment in a foreign entity, cumulative translation adjustments are recorded as reclassification adjustments in other comprehensive income and recognized in net earnings as other income, net.
Accumulated other comprehensive (loss) income consisted entirely of foreign currency translation adjustments, net of related income tax effects, as of December 31, 2013 and 2012.
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
L.  |  Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company uses estimates primarily in the following areas: accounts receivable valuation, accrual of costs related to ancillary services the Company provides, accrual of insurance liabilities for the portion of the related exposure which the Company has self-insured, accrual of various tax liabilities, accrual of loss contingencies and calculation of share-based compensation expense. Actual results could differ from those estimates.

NOTE 2.	PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

	Years ended December 31,
	2013	2012
Land	$171,072	169,985
Buildings and leasehold improvements	467,342	446,381
Furniture, fixtures, equipment and purchased software	268,588	253,668
Construction in progress	4,344	11,765
Property and equipment, at cost	911,346	881,799
Less accumulated depreciation and amortization	348,282	325,595
Property and equipment, net	$563,064	556,204

NOTE 3.	SHAREHOLDERS’ EQUITY
A.  |  Stock Repurchase Plans
The Company has a Non-Discretionary Stock Repurchase Plan, originally approved by the Board of Directors in November 1993, under which management is authorized to repurchase up to 40,000,000 shares of the Company’s common stock in the open market with the proceeds received from the exercise of employee and director stock options.
The Company has a Discretionary Stock Repurchase Plan, approved by the Board of Directors in November 2001, under which management is authorized to repurchase such shares as may be necessary to reduce the issued and outstanding stock to 200,000,000 shares of common stock. On February 24, 2014, the plan was amended by the Board of Directors to authorize management to reduce issued and outstanding stock to 190,000,000 shares of common stock.

|F-11.

The following table summarizes by repurchase plan the Company’s repurchasing activity:

	Cumulative shares repurchased	Average price per share
Non-Discretionary Plan (1994 through 2013)	25,908,150	$24.46
Discretionary Plan (2001 through 2013)	32,556,930	$36.76
B.  |  Stock Option Plans
At December 31, 2013, the Company had one stock option plan (the “2013 Plan”) under which the Board of Directors may grant officers and employees options to purchase common stock at prices equal to or greater than market value on the date of grant. On May 1, 2013, the shareholders approved the Company’s 2013 Plan, which made available a total of 3,000,000 shares of the Company’s common stock for purchase upon exercise of options granted. The 2013 Plan provides for qualified and non-qualified grants, which are limited to 100,000 shares per person. As of December 31, 2013, there are 284,150 shares available for grant under the 2013 Plan. No additional shares can be granted under the 2013 Plan after April 30, 2014. Outstanding options generally vest and become exercisable over periods up to five years from the date of grant and expire no more than ten years from the date of grant.
Upon the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options, the Company derives a tax deduction measured by the excess of the market value over the option price at the date of exercise or disqualifying disposition. The portion of the benefit from the deduction which equals the estimated fair value of the options (previously recognized as compensation expense) is recorded as a credit to the deferred tax asset for non-qualified stock options and is recorded as a credit to current tax expense for any disqualified dispositions of incentive stock options. For disqualifying dispositions, when the amount of the tax deduction is less than the cumulative amount of compensation expense recognized for the award, the amount credited to current tax expense is limited to the tax benefit associated with the tax deduction. All of the tax benefit received upon option exercise for the tax deduction in excess of the estimated fair value of the options is credited to additional paid-in capital.
C.  |  Stock Purchase Plan
In May 2002, the shareholders approved the Company’s 2002 Employee Stock Purchase Plan (“2002 Plan”), which became effective August 1, 2002. The Company’s amended 2002 Plan provides for 9,305,452 shares of the Company’s common stock to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year. The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of (1) 85% of the fair market value of the Company’s stock on the last trading day in July or (2) 85% of the fair market value of the Company’s stock on the first trading day in August of the preceding year. A total of 8,139,481 shares have been issued under the 2002 Plan and $12,047 have been withheld from employees at December 31, 2013 in connection with the plan year ending July 31, 2014.
D.  |  Director Restricted Stock Plan
In May 2008, the shareholders approved the Company’s 2008 Directors’ Restricted Stock Plan (the 2008 Directors’ Plan), which provides for annual awards of restricted stock to non-employee directors and makes 200,000 shares of the Company’s common stock available for grant. The plan provides for an annual grant of restricted stock awards with a fair market value equal to $200 to each participant on June 1st of each year. The 2008 Directors’ Plan terminated on June 1st 2013, and there are no shares available for grant under this plan as of December 31, 2013. Each restricted stock award under the 2008 Directors’ Plan vests in equal amounts monthly over one year. Restricted shares entitle the grantees to all shareholder rights once vested, except for cash dividends and transfer rights which are forfeited until the final vesting date of the award. If a non-employee director’s service is terminated, any unvested portion of an award will be forfeited unless the Compensation Committee of the Board of Directors determines otherwise.

|F-12.

E.  |  Stock Option Activity
The following table summarizes information about stock options:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2012	17,830,164	$40.51
Options granted	2,779,700	$35.33
Options exercised	(1,483,190)	$24.12
Options forfeited	(359,525)	$43.25
Options canceled	(237,009)	$38.41
Outstanding at December 31, 2013	18,530,140	$41.02	5.88	$88,006
Exercisable at December 31, 2013	8,821,695	$39.53	3.59	$46,729
F.  |  Share-Based Compensation Expense
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the years ended December 31,
	2013	2012	2011
Dividend yield	1.50 - 1.53%	1.30 - 1.35%	.97 - .98%
Volatility – stock option plans	38%	38 - 39%	38 - 40%
Volatility – stock purchase rights plans	21%	34%	26%
Risk-free interest rates	0.12 - 1.40%	.19 - 1.43%	.19 - 2.84%
Expected life (years) – stock option plans	5.91 - 7.43	5.79 - 7.26	5.50 - 7.11
Expected life (years) – stock purchase rights plans	1	1	1
Weighted average fair value of stock options granted during the period	$11.17	$13.53	$19.35
Weighted average fair value of stock purchase rights granted during the period	$9.43	$9.70	$11.70
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
The compensation for restricted stock awards is based on the fair market value of the Company’s share of common stock on the date of grant. In 2013, restricted shares totaling 35,868 were granted with a fair value per share of $39.03.
The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was approximately $24 million, $39 million and $47 million, respectively.
As of December 31, 2013, the total unrecognized compensation cost related to unvested stock options, unvested restricted stock awards and stock purchase rights is $82 million and the weighted average period over which that cost is expected to be recognized is 2.9 years.
Total stock compensation expense and the total related tax benefit recognized are as follows:

	For the years ended December 31,
	2013	2012	2011
Stock compensation expense	$43,813	44,058	44,278
Recognized tax benefit	$3,473	2,016	156
Shares issued as a result of stock option exercises, restricted stock awards and employee stock plan purchases are issued as new shares outstanding by the Company.

|F-13.

NOTE 4.	BASIC AND DILUTED EARNINGS PER SHARE
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders per share.

	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2013
Basic earnings attributable to shareholders	$348,526	205,994,656	$1.69
Effect of dilutive potential common shares	—	900,817	—
Diluted earnings attributable to shareholders	$348,526	206,895,473	$1.68
2012
Basic earnings attributable to shareholders	$333,360	210,422,945	$1.58
Effect of dilutive potential common shares	—	1,512,226	—
Diluted earnings attributable to shareholders	$333,360	211,935,171	$1.57
2011
Basic earnings attributable to shareholders	$385,679	212,117,511	$1.82
Effect of dilutive potential common shares	—	2,916,069	—
Diluted earnings attributable to shareholders	$385,679	215,033,580	$1.79
The following potential common shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

Years ended December 31,	2013	2012	2011
Shares	15,220,785	15,044,514	7,321,670

NOTE 5.	INCOME TAXES
Income tax expense (benefit) includes the following components:

	Federal	State	Foreign	Total
2013
Current	$104,224	17,715	121,621	243,560
Deferred	(19,811)	(1,164)	—	(20,975)
	$84,413	16,551	121,621	222,585
2012
Current	$86,606	12,704	106,475	205,785
Deferred	11,864	(225)	—	11,639
	$98,470	12,479	106,475	217,424
2011
Current	$100,479	20,219	135,152	255,850
Deferred	(4,335)	270	—	(4,065)
	$96,144	20,489	135,152	251,785
Income tax expense differs from amounts computed by applying the United States Federal income tax rate of 35% to earnings before income taxes as a result of the following:

	2013	2012	2011
Computed “expected” tax expense	$200,408	192,638	223,310
Increase in income taxes resulting from:
State income taxes, net of Federal income tax benefit	10,758	8,111	13,318
Nondeductible stock compensation expense, net	9,927	12,061	12,877
Other, net	1,492	4,614	2,280
	$222,585	217,424	251,785

|F-14.

The components of earnings before income taxes are as follows:

	2013	2012	2011
United States	$192,850	179,483	212,308
Foreign	379,746	370,910	425,720
	$572,596	550,393	638,028

The tax effects of temporary differences and tax credits that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

Years ended December 31,	2013	2012
Deferred Tax Assets:
Accrued third party obligations, deductible for taxes upon economic performance	$16,973	10,144
Provision for doubtful accounts receivable	756	1,111
Excess of financial statement over tax depreciation	9,852	8,122
Deductible stock compensation expense, net	11,621	9,382
Foreign currency translation adjustment	3,432	—
Partnership basis difference	—	1,426
Retained liability for cargo claims	802	983
Total gross deferred tax assets	43,436	31,168
Deferred Tax Liabilities:
Unremitted foreign earnings, net of related foreign tax credits	(83,186)	(94,787)
Foreign currency translation adjustment	—	(3,141)
Other	(135)	(135)
Total gross deferred tax liabilities	$(83,321)	(98,063)
Net deferred tax liabilities	$(39,885)	(66,895)
Current deferred tax assets	$(18,396)	(12,102)
Noncurrent deferred tax liabilities	$(58,281)	(78,997)
Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of December 31, 2013 and 2012.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2010. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years prior to 2001. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the years ended December 31, 2013, 2012 and 2011.

NOTE 6.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments, other than cash, consist primarily of cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The carrying value of these financial instruments approximates their fair value. Cash, cash equivalents and short-term investments consist of the following:

	December 31, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents:
Cash and overnight deposits	$590,317	590,317	458,169	458,169
Corporate commercial paper	629,923	629,990	642,884	642,886
Time deposits	27,412	27,412	159,789	159,789
Total cash and cash equivalents	1,247,652	1,247,719	1,260,842	1,260,844
Short-term investments:
Corporate commercial paper	26,296	26,321	—	—
Time deposits	41	41	139	139
Total short-term investments	26,337	26,362	139	139
Total	$1,273,989	1,274,081	1,260,981	1,260,983
The fair value of corporate commercial paper is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).

|F-15.

NOTE 7.	CREDIT ARRANGEMENTS
Certain of the Company’s foreign subsidiaries maintain bank lines of credit for short-term working capital purposes. These credit lines are supported by standby letters of credit issued by a United States bank, or guarantees issued by the Company to the foreign banks issuing the credit line.  At December 31, 2013, the Company was contingently liable for approximately $82,162 under outstanding standby letters of credit and guarantees. At December 31, 2013, the Company was in compliance with all restrictive covenants of these credit lines and the associated credit facilities.
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
A.  |  Leases
The Company occupies office and warehouse facilities under terms of operating leases expiring up to 2025. The Company also has two long term operating lease arrangements to use land, for which the usage rights were entirely prepaid in 2009 and 2007. Usage rights for those arrangements are recognized in rent expense over the lease terms up to 2057. Total rent expense for all operating leases in 2013, 2012 and 2011 was $57,226, $55,345 and $57,069, respectively.
At December 31, 2013, future minimum annual lease payments under all noncancelable leases are as follows:

2014	$41,226
2015	24,918
2016	14,844
2017	7,922
2018	5,800
Thereafter	8,865
$103,575
B.  |  Unconditional Purchase Obligations
The Company enters into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. The Company only enters into agreements that management believes the Company can fulfill with relative ease. Historically, the Company has met these obligations in the normal course of business. Management believes, in line with historical experience, committed purchase obligations outstanding as of December 31, 2013 of $71,793, will be fulfilled during 2014 in the Company’s ordinary course of business.
C.  |  Employee Benefits
The Company has employee savings plans under which the Company provides a discretionary matching contribution. In 2013, 2012 and 2011, the Company’s contributions under the plans were $7,768, $7,523, and $6,312, respectively.

NOTE 9.	CONTINGENCIES
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations or financial position. As of December 31, 2013, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

|F-16.

NOTE 10.	BUSINESS SEGMENT INFORMATION
Financial information regarding 2013, 2012 and 2011 operations by the Company’s designated geographic areas is as follows:

	United States	Other North America
2013
Revenues from unaffiliated customers	$1,561,468	215,968
Transfers between geographic areas	89,570	11,038
Total revenues	$1,651,038	227,006
Net revenues[1]	$770,519	102,864
Operating income	$195,799	35,224
Identifiable assets at year end	$1,582,557	104,735
Capital expenditures	$28,699	1,870
Depreciation and amortization	$29,569	882
Equity	$1,330,262	72,772
2012
Revenues from unaffiliated customers	$1,529,917	201,521
Transfers between geographic areas	94,521	10,476
Total revenues	$1,624,438	211,997
Net revenues[1]	$748,320	95,798
Operating income	$179,015	32,385
Identifiable assets at year end	$1,459,425	92,075
Capital expenditures	$28,088	832
Depreciation and amortization	$23,678	756
Equity	$1,197,239	58,071
2011
Revenues from unaffiliated customers	$1,550,884	189,843
Transfers between geographic areas	101,738	11,095
Total revenues	$1,652,622	200,938
Net revenues[1]	$742,706	90,432
Operating income	$210,702	29,209
Identifiable assets at year end	$1,521,657	86,020
Capital expenditures	$23,219	1,122
Depreciation and amortization	$20,037	1,038
Equity	$1,285,812	49,571

|F-17.

	Latin America	Asia Pacific	Europe and Africa	Middle East and India	Eliminations	Consolidated
2013
Revenues from unaffiliated customers	86,050	3,065,412	850,863	300,496	—	6,080,257
Transfers between geographic areas	21,711	46,704	37,463	17,837	(224,323)	—
Total revenues	107,761	3,112,116	888,326	318,333	(224,323)	6,080,257
Net revenues[1]	61,478	563,705	286,018	98,269	—	1,882,853
Operating income	15,734	225,322	52,939	27,055	—	552,073
Identifiable assets at year end	58,027	669,040	445,722	148,626	6,105	3,014,812
Capital expenditures	1,010	17,262	3,148	1,422	—	53,411
Depreciation and amortization	901	8,420	6,244	2,055	—	48,071
Equity	29,590	408,824	196,087	83,174	(34,378)	2,086,331
2012
Revenues from unaffiliated customers	82,337	3,074,737	817,408	286,295	—	5,992,215
Transfers between geographic areas	18,780	43,721	38,791	18,128	(224,417)	—
Total revenues	101,117	3,118,458	856,199	304,423	(224,417)	5,992,215
Net revenues[1]	57,795	551,361	286,745	95,351	—	1,835,370
Operating income	17,356	216,559	59,314	26,169	—	530,798
Identifiable assets at year end	48,995	776,902	428,053	147,871	804	2,954,125
Capital expenditures	1,301	11,275	4,323	1,807	—	47,626
Depreciation and amortization	873	6,810	5,994	1,829	—	39,940
Equity	29,504	538,710	167,752	74,950	(33,656)	2,032,570
2011
Revenues from unaffiliated customers	82,312	3,144,752	891,706	302,040	—	6,161,537
Transfers between geographic areas	21,222	40,012	43,359	17,897	(235,323)	—
Total revenues	103,534	3,184,764	935,065	319,937	(235,323)	6,161,537
Net revenues[1]	59,968	605,262	307,992	101,156	—	1,907,516
Operating income	19,151	258,952	72,248	28,065	—	618,327
Identifiable assets at year end	48,221	667,171	401,518	141,379	861	2,866,827
Capital expenditures	628	25,295	25,856	1,995	—	78,115
Depreciation and amortization	999	7,243	5,414	2,045	—	36,776
Equity	27,346	448,613	145,998	85,605	(32,876)	2,010,069
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

The following table presents the calculation of net revenues:

Years ended December 31,	2013	2012	2011
Revenues:
Total revenues	$6,080,257	5,992,215	6,161,537
Expenses:
Airfreight services	1,994,374	1,983,696	2,193,122
Ocean freight and ocean services	1,521,340	1,542,170	1,443,170
Customs brokerage and other services	681,690	630,979	617,729
Net revenues	$1,882,853	1,835,370	1,907,516

|F-18.

Other than the United States, only the People’s Republic of China, including Hong Kong, represented more than 10% of the Company’s total revenue, net revenue, total identifiable assets or equity in any period presented as noted in the table below.

	2013	2012	2011
Total revenues	33%	34%	34%
Net revenues	16%	16%	18%
Identifiable assets at year end	14%	17%	14%
Equity	11%	16%	13%

NOTE 11.	QUARTERLY RESULTS (UNAUDITED)

	1st	2nd	3rd	4th
2013
Revenues	$1,413,208	1,503,224	1,537,966	1,625,859
Net revenues	448,007	471,872	484,902	478,072
Net earnings	80,610	92,663	92,729	84,009
Net earnings attributable to shareholders	80,315	92,315	92,400	83,496
Diluted earnings attributable to shareholders per share	.39	.45	.45	.41
Basic earnings attributable to shareholders per share	.39	.45	.45	.41
2012
Revenues	$1,414,193	1,507,833	1,534,460	1,535,729
Net revenues	449,394	456,532	467,934	461,510
Net earnings	76,722	84,021	88,727	83,499
Net earnings attributable to shareholders	76,707	83,955	88,490	84,208
Diluted earnings attributable to shareholders per share	.36	.39	.42	.40
Basic earnings attributable to shareholders per share	.36	.40	.42	.41
The sum of quarterly per share data may not equal the per share total reported for the year. In the fourth quarter of 2013 the Company recorded $8 million in compensation expense related to the retirement bonus of Peter J. Rose, the Company's Chairman and Chief Executive Officer, whose retirement was announced on October 7, 2013.

|F-19.

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

ANNUAL REPORT
ON
FORM 10-K
FOR FISCAL YEAR ENDED
December 31, 2013

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
EXHIBITS

Exhibit Number	Description

10.28	Form of Succession Agreement executed by the Company's Chairman and Chief Executive Officer

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document