Form 10-Q
period 2014-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2014-05-08
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Yes ☐ No ☒
At May 5, 2014, the number of shares outstanding of the issuer’s Common Stock was 197,374,388.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents	$1,131,046	$1,247,652
Short-term investments	86,491	26,337
Accounts receivable, less allowance for doubtful accounts of $7,208 at March 31, 2014 and $8,695 at December 31, 2013	1,062,924	1,073,500
Deferred Federal and state income taxes	18,248	18,396
Other	36,284	49,384
Total current assets	2,334,993	2,415,269
Property and equipment, less accumulated depreciation and amortization of $356,919 at March 31, 2014 and $348,282 at December 31, 2013	556,071	563,064
Goodwill	7,927	7,927
Other assets, net	26,513	28,552
Total assets	$2,925,504	$3,014,812
Current Liabilities:
Accounts payable	677,582	648,156
Accrued expenses, primarily salaries and related costs	196,157	200,301
Federal, state and foreign income taxes	27,754	21,743
Total current liabilities	901,493	870,200
Deferred Federal and state income taxes	63,997	58,281

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $.01 per share. Issued and outstanding 197,166,665 shares at March 31, 2014 and 202,553,220 shares at December 31, 2013	1,972	2,025
Additional paid-in capital	728	1,647
Retained earnings	1,964,122	2,087,376
Accumulated other comprehensive loss	(8,691)	(6,265)
Total shareholders’ equity	1,958,131	2,084,783
Noncontrolling interest	1,883	1,548
Total equity	1,960,014	2,086,331
Total liabilities and equity	$2,925,504	$3,014,812
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In thousands, except share data)
(Unaudited)

	Three months ended
	March 31,
	2014	2013
Revenues:
Airfreight services	$647,138	$620,374
Ocean freight and ocean services	469,224	445,479
Customs brokerage and other services	375,283	347,355
Total revenues	1,491,645	1,413,208
Operating Expenses:
Airfreight services	482,882	464,919
Ocean freight and ocean services	367,375	344,923
Customs brokerage and other services	176,802	155,359
Salaries and related costs	255,942	248,417
Rent and occupancy costs	25,162	24,193
Depreciation and amortization	12,382	11,278
Selling and promotion	8,173	7,257
Other	27,724	28,344
Total operating expenses	1,356,442	1,284,690
Operating income	135,203	128,518
Other Income (Expense):
Interest income	2,697	3,243
Other, net	(281)	1,531
Other income, net	2,416	4,774
Earnings before income taxes	137,619	133,292
Income tax expense	53,424	52,682
Net earnings	84,195	80,610
Less net earnings attributable to the noncontrolling interest	371	295
Net earnings attributable to shareholders	$83,824	$80,315
Diluted earnings attributable to shareholders per share	$.42	$.39
Basic earnings attributable to shareholders per share	$.42	$.39
Weighted average diluted shares outstanding	201,843,858	207,613,863
Weighted average basic shares outstanding	201,118,390	206,475,095
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2014	2013
Net earnings	$84,195	$80,610
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $1,329 and $5,478 for the three months ended March 31, 2014 and 2013	(2,377)	(10,013)
Other comprehensive loss	(2,377)	(10,013)
Comprehensive income	81,818	70,597
Less comprehensive income attributable to the noncontrolling interest	420	281
Comprehensive income attributable to shareholders	$81,398	$70,316
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2014	2013
Operating Activities:
Net earnings	$84,195	$80,610
Adjustments to reconcile net earnings to net cash from operating activities:
(Recoveries) provision for losses on accounts receivable	(1,115)	941
Deferred income tax expense	7,194	7,122
Excess tax benefits from stock plans	(489)	(1,099)
Stock compensation expense	10,294	11,005
Depreciation and amortization	12,382	11,278
Other	138	208
Changes in operating assets and liabilities:
Decrease in accounts receivable	12,228	38,856
Increase (decrease) in accounts payable and accrued expenses	29,546	(1,390)
Increase in income taxes payable, net	18,205	18,218
Decrease (increase) in other current assets	1,279	(485)
Net cash from operating activities	173,857	165,264
Investing Activities:
Purchase of short-term investments	(81,130)	—
Proceeds from maturities of short-term investments	20,976	38
Purchase of property and equipment	(8,760)	(10,068)
Other, net	1,670	(444)
Net cash from investing activities	(67,244)	(10,474)
Financing Activities:
Proceeds from issuance of common stock	7,892	10,929
Repurchases of common stock	(226,725)	(17,681)
Excess tax benefits from stock plans	489	1,099
Purchase of noncontrolling interest	—	(7,730)
Distributions to noncontrolling interest	(85)	—
Net cash from financing activities	(218,429)	(13,383)
Effect of exchange rate changes on cash and cash equivalents	(4,790)	(7,562)
(Decrease) increase in cash and cash equivalents	(116,606)	133,845
Cash and cash equivalents at beginning of period	1,247,652	1,260,842
Cash and cash equivalents at end of period	$1,131,046	$1,394,687
Taxes Paid:
Income taxes	$27,496	$26,951
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
The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K as filed with the Securities and Exchange Commission on February 27, 2014.
All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for share data. Certain prior year amounts have been reclassified to conform to the 2014 presentation. The reclassifications include presenting rental income of $2,723 for the period ended March 31, 2013 in customs brokerage and other services revenues while it was historically recorded in rent and occupancy costs and other operating expenses.

B.	Accounts Receivable
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $7,208 as of March 31, 2014 and $8,695 as of December 31, 2013. Additions and write-offs have not been significant in the periods presented.

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

Note 2. Share-Based Compensation
The Company provides compensation benefits by granting stock options and employee stock purchase rights to its employees and restricted shares to its directors. The Company's annual grant of option awards generally takes place during the second quarter of each fiscal year, and no grants were made in the quarters ended March 31, 2014 and 2013. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and none were issued in the three-month periods ended March 31, 2014 and 2013.
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

Total stock compensation expense and the total related tax benefit recognized are as follows:

	Three months ended
	March 31,
	2014	2013
Stock compensation expense	$10,294	$11,005
Recognized tax benefit	$944	$649

Note 3. Basic and Diluted Earnings per Share
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended
	March 31,
(Amounts in thousands, except share and per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2014
Basic earnings attributable to shareholders	$83,824	201,118,390	$.42
Effect of dilutive potential common shares	—	725,468	—
Diluted earnings attributable to shareholders	$83,824	201,843,858	$.42
2013
Basic earnings attributable to shareholders	$80,315	206,475,095	$.39
Effect of dilutive potential common shares	—	1,138,768	—
Diluted earnings attributable to shareholders	$80,315	207,613,863	$.39

The following potential common shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended
	March 31,
	2014	2013
Shares	14,995,490	13,054,133

Note 4. Components of Equity
The components of equity for the three months ended March 31, 2014 and 2013 are as follows:

	Shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2013	$2,084,783	1,548	2,086,331
Exercise of stock options	7,892	—	7,892
Shares repurchased under provisions of stock repurchase plans	(226,725)	—	(226,725)
Stock compensation expense	10,294	—	10,294
Tax benefits from stock plans, net	489	—	489
Net earnings	83,824	371	84,195
Other comprehensive (loss) income	(2,426)	49	(2,377)
Distributions to noncontrolling interest	—	(85)	(85)
Balance at March 31, 2014	$1,958,131	1,883	1,960,014

Balance at December 31, 2012	$2,027,699	4,871	2,032,570
Exercise of stock options	10,929	—	10,929
Shares repurchased under provisions of stock repurchase plans	(17,681)	—	(17,681)
Stock compensation expense	11,005	—	11,005
Tax benefits from stock plans, net	934	—	934
Net earnings	80,315	295	80,610
Other comprehensive loss	(9,999)	(14)	(10,013)
Purchase of noncontrolling interest	(507)	(3,226)	(3,733)
Balance at March 31, 2013	$2,102,695	1,926	2,104,621
The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises. During the quarter ended March 31, 2014, 93,798 shares were repurchased at an average price of $39.02 per share. The Company also has a Discretionary Stock Repurchase Plan that was amended by the Board of Directors on February 24, 2014 to authorize management to reduce issued and outstanding stock to 190 million shares of common stock. During the quarter ended March 31, 2014, 5,631,704 shares were repurchased at an average price of $39.61 per share.
Accumulated other comprehensive (loss) income consisted entirely of foreign currency translation adjustments, net of related income tax effects, for all the periods presented.
Subsequent to the end of the quarter, on May 7, 2014, the Board of Directors declared a semi-annual cash dividend of $.32 per share payable on June 16, 2014 to shareholders of record as of June 2, 2014.

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

	March 31, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$584,552	584,552	590,317	590,317
Corporate commercial paper	506,872	506,958	629,923	629,990
Time deposits	39,622	39,622	27,412	27,412
Total cash and cash equivalents	1,131,046	1,131,132	1,247,652	1,247,719
Short-Term Investments:
Corporate commercial paper	86,449	86,521	26,296	26,321
Time deposits	42	42	41	41
Total short-term investments	86,491	86,563	26,337	26,362
Total	$1,217,537	1,217,695	1,273,989	1,274,081
The fair value of corporate commercial paper is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).
Note 6. Contingencies
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations or financial position. As of March 31, 2014, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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
Financial information regarding the Company’s operations by geographic area is as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	ASIA PACIFIC	EUROPE and AFRICA	MIDDLE EAST and INDIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended March 31, 2014:
Revenues from unaffiliated customers	$400,739	51,584	20,629	714,384	227,508	76,801	—	1,491,645
Transfers between geographic areas	20,011	2,375	5,204	12,009	8,957	4,862	(53,418)	—
Total revenues	$420,750	53,959	25,833	726,393	236,465	81,663	(53,418)	1,491,645
Net revenues[1]	$192,082	26,161	15,357	133,274	73,057	24,655	—	464,586
Operating income	$51,898	8,375	4,859	52,841	11,066	6,164	—	135,203
Identifiable assets at period end	$1,437,768	105,070	61,503	697,614	457,614	162,249	3,686	2,925,504
Capital expenditures	$3,928	264	301	3,126	852	289	—	8,760
Depreciation and amortization	$7,852	280	212	2,108	1,492	438	—	12,382
Equity	$1,151,455	69,702	32,017	448,196	205,060	89,068	(35,484)	1,960,014
Three months ended March 31, 2013:
Revenues from unaffiliated customers	$374,374	51,729	19,864	694,137	202,513	70,591	—	1,413,208
Transfers between geographic areas	20,026	2,544	4,876	10,630	8,880	4,327	(51,283)	—
Total revenues	$394,400	54,273	24,740	704,767	211,393	74,918	(51,283)	1,413,208
Net revenues[1]	$180,343	23,781	14,411	135,550	70,614	23,308	—	448,007
Operating income	$47,353	6,612	4,089	52,884	11,926	5,654	—	128,518
Identifiable assets at period end	$1,502,795	96,555	53,935	795,946	406,801	158,569	3,198	3,017,799
Capital expenditures	$5,379	187	259	2,552	1,198	493	—	10,068
Depreciation and amortization	$6,757	207	241	1,988	1,629	456	—	11,278
Equity	$1,231,424	62,267	32,638	568,609	165,014	79,434	(34,765)	2,104,621

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

The following table presents the calculation of consolidated net revenues:

	Three months ended
	March 31,
	2014	2013
Total revenues	$1,491,645	$1,413,208
Expenses:
Airfreight services	482,882	464,919
Ocean freight and ocean services	367,375	344,923
Customs brokerage and other services	176,802	155,359
Net revenues	$464,586	$448,007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS
Certain portions of this report on Form 10-Q including the sections entitled “Overview,” "Strategy and Culture," "International Trade and Competition," "Seasonality," “Critical Accounting Estimates,” “Results of Operations,” “Currency and Other Risk Factors” and “Liquidity and Capital Resources” contain forward-looking statements. Words such as "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "plan", "believe", "probable", "reasonably possible", "may", "could", "should", "intends", "foreseeable future" and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, and other characterizations of future events or circumstances are forward-looking statements. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. Attention should be given to the factors identified and discussed in the Company's annual report on Form 10-K filed on February 27, 2014.
Overview
Expeditors International of Washington, Inc. is a global logistics company. The Company's services include air and ocean freight consolidation and forwarding, customs brokerage, warehousing and distribution, purchase order management, vendor consolidation, time-definite transportation services, cargo insurance and other logistics solutions. The Company does not compete for overnight courier or small parcel business. As a non-asset based carrier, the Company does not own or operate transportation assets.
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
In most cases the Company acts as an indirect carrier. When acting as an indirect carrier, the Company will issue a House Airway Bill (HAWB) or a House Ocean Bill of Lading (HOBL) to customers as the contract of carriage. In turn, when the freight is physically tendered to a direct carrier, the Company receives a contract of carriage known as a Master Airway Bill for airfreight shipments and a Master Ocean Bill of Lading for ocean shipments. In these transactions, the Company is the primary obligor and is required to compensate direct carriers for services performed regardless of whether customers accept the service, has latitude in establishing price, has discretion in selecting the direct carrier and has credit risk. Therefore, the Company is the principal in these transactions and reports revenue and the related expenses on a gross basis.
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
The mix of services varies by segment based primarily on the import or export orientation of local operations in each region. In accordance with the Company's revenue recognition policy (see Note 1. E. to the consolidated financial statements in the Company's annual report on Form 10-K filed on February 27, 2014), almost all freight revenues and related expenses are recorded at origin and shipment profits are split between origin and destination offices by recording a commission fee or profit share revenue at destination and a corresponding commission or profit share expense as a component of origin consolidation costs. The Asia Pacific segment is the Company's largest export oriented region and accounted for 48% of revenues and 39% of operating income for the three months ended March 31, 2014. Asia Pacific's operating income as a percentage of revenue is lower than other segments due to the largely export nature of operations in that region.
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
Continuous identification, design and implementation of system solutions, both technological and otherwise, to meet and exceed the needs of our customers while simultaneously delivering tools to make the Company's employees more efficient and more effective.

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
The Company’s ability to provide services to its customers is highly dependent on good working relationships with a variety of entities including airlines, steamship lines, ground transportation providers and governmental agencies. The significance of maintaining acceptable working relationships with these entities has gained increased importance as a result of ongoing concern over terrorism and increased governmental regulation and oversight of international trade. A good reputation helps to develop practical working understandings that will assist in meeting security requirements while minimizing potential international trade obstacles, especially as governments promulgate new regulations and increase oversight and enforcement of new and existing laws. The Company considers its current working relationships with these entities to be satisfactory. The airline and ocean steamship line industries have incurred significant losses in recent years and many carriers are highly leveraged with debt. This situation has required the Company to be increasingly selective in determining which carriers to utilize. Further changes in the financial stability, operating capabilities and capacity of asset-based carriers, space allotments available from carriers, governmental regulations, and/or trade accords could adversely affect the Company’s business in unpredictable ways.
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
The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. Consistent with continuing uncertainty in global economic conditions, concerns over volatile fuel costs, rising costs in general, political unrest and fluctuating currency exchange rates, the Company’s pricing and terms continue to be pressured by customers, carriers and service providers which has resulted in a compression of the Company's unitary margins. We expect these competitive conditions to continue.
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
Critical Accounting Estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires that the Company make estimates and judgments. The Company bases its estimates on historical experience and on assumptions that it believes are reasonable. The Company's critical accounting estimates are discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's annual report on Form 10-K for the year ended December 31, 2013, filed on February 27, 2014. There have been no material changes to the critical accounting estimates previously disclosed in that report.

Results of Operations
The following table shows the total net revenues (a non-GAAP measure calculated as revenues less directly related operations expenses attributable to the Company's principal services) and the Company’s expenses for the three-month periods ended March 31, 2014 and 2013, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues when analyzing and discussing management's effectiveness in managing the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment, whereas revenues earned by the Company in its other capacities include primarily the commissions and fees actually earned by the Company. Net revenue is one of the Company's primary operational and financial measures that demonstrates the ability of the Company to manage sell rates to customers with its ability to concentrate and leverage its purchasing power through effective consolidation of shipments from multiple customers utilizing a variety of transportation carriers and optimal routings. Using net revenue also provides a commonality for comparison among various services.
The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended March 31,
	2014		2013
	Amount	Percent of net revenues	Amount	Percent of net revenues
(in thousands)
Airfreight services:
Revenues	$647,138		$620,374
Expenses	482,882		464,919
Net revenues	164,256	35%	155,455	35%
Ocean freight services and ocean services:
Revenues	469,224		445,479
Expenses	367,375		344,923
Net revenues	101,849	22	100,556	22
Customs brokerage and other services:
Revenues	375,283		347,355
Expenses	176,802		155,359
Net revenues	198,481	43	191,996	43
Total net revenues	464,586	100	448,007	100
Overhead expenses:
Salaries and related costs	255,942	55	248,417	55
Other	73,441	16	71,072	16
Total overhead expenses	329,383	71	319,489	71
Operating income	135,203	29	128,518	29
Other income, net	2,416	1	4,774	1
Earnings before income taxes	137,619	30	133,292	30
Income tax expense	53,424	12	52,682	12
Net earnings	84,195	18	80,610	18
Less net earnings attributable to the noncontrolling interest	371	—	295	—
Net earnings attributable to shareholders	$83,824	18%	$80,315	18%
Airfreight services:
Airfreight services revenues and expenses both increased 4% for the three-month period ended March 31, 2014, as compared with the same period for 2013, due to a 6% increase in tonnage that was partially offset by the Company lowering sell rates in response to competitive market conditions and negotiating lower buy rates with carriers, primarily in North America.
Airfreight services net revenues increased 6% for the three-month period ended March 31, 2014, as compared with the same period for 2013. The increase in airfreight services net revenues was primarily due to a 6% increase in airfreight tonnage, slightly offset by a 1% decrease in net revenue per kilo. North America and Europe airfreight services net revenues increased 10% and 9%, respectively, as air export tonnage increased 12% and 9%, respectively. Asia Pacific net revenues and export tonnage were both comparable to the same period for 2013.
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
Ocean freight services and ocean services:
Ocean freight and ocean services revenues and expenses increased 5% and 6%, respectively, for the three-month period ended March 31, 2014, as compared with the same period for 2013. Container volume increased 12% as the Company lowered sell rates to maintain its existing customer base and grow market share. However the Company was only partially successful in negotiating commensurately lower buy rates from carriers. Container volume is measured in terms of forty-foot container equivalent units (FEUs).
Ocean freight and ocean services net revenues increased 1% for the three-month period ended March 31, 2014, as compared with the same period for 2013. Ocean freight and ocean services net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The largest component is ocean freight consolidation, which represented 43% and 45% of ocean freight net revenue for the three-month periods ended March 31, 2014 and 2013, respectively.
Ocean freight consolidation net revenues decreased 4% for the three-month period ended March 31, 2014, as compared with the same period in 2013, as the 12% increase in volume was more than offset by the effect of reducing sell rates, which resulted in a 14% decrease in net revenue per container, primarily in North America and Asia Pacific. Order management and direct ocean freight forwarding net revenues increased 6% and 5%, respectively, mostly due to volumes with new and existing customers.
North America ocean freight and ocean services net revenues increased 3% in the first quarter of 2014 as compared with 2013, primarily due to increases in order management and direct ocean forwarding that were partially offset by a decline in ocean freight consolidation. Europe ocean freight and ocean services net revenues increased 4% primarily due to direct ocean forwarding. Asia Pacific decreased 2% primarily due to the Company implementing sell rate reductions to customers, which on average outpaced buy rate reductions negotiated with carriers, and was partially offset by a 15% increase in ocean freight consolidation container volumes.
Customs brokerage and other services:
Customs brokerage and other services revenues and expenses increased 8% and 14%, respectively, for the three-month period ended March 31, 2014, as compared with the same periods for 2013, as a result of increased volumes from existing and new customers and higher costs associated with import and delivery services.
Customs brokerage and other services net revenues increased 3% for the three-month period ended March 31, 2014, as compared with the same period in 2013, primarily due to higher volumes from existing and new customers in North America. The margin percentage declined primarily as a result of lower yields in domestic time-definite transportation services and import services. Customers continue to seek out customs brokers with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.
North America customs brokerage and other services net revenues increased 7% in the first quarter of 2014, as compared with the same period in 2013, primarily as a result of higher volumes from existing and new customers. This increase was partially offset by declines in Asia Pacific and Europe of 5% and 2%, respectively, primarily due to lower volumes and higher relative costs in these regions.
Overhead expenses:
Salaries and related costs increased 3% for the three-month period ended March 31, 2014, as compared with the same periods in 2013, primarily as a result of a higher average number of employees, increases in base salaries and larger bonuses earned as a result of increases in operating income.
Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation will occur in proportion to changes in Company operating income, creating a direct alignment between corporate performance and shareholder interests. Bonuses to management for the three-month period ended March 31, 2014 were up 2% as compared with the same period for 2013, primarily as a result of a 5% increase in operating income. The Company’s management incentive compensation programs have always been incentive-based and performance driven and there is no built-in bias that favors or enriches management in a manner inconsistent with overall corporate performance. Salaries and related costs remained constant as a percentage of net revenues for the period ended March 31, 2014 as compared with the same period for 2013.
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
Other overhead expenses increased 3% for the three-month period ended March 31, 2014, as compared with the same period in 2013. The increase in expenses is primarily due to a $1 million increase in depreciation and amortization expenses, higher buildings and maintenance costs and increased travel-related expenses, partially offset by a $2 million reduction in bad debt expense. Other overhead expenses as a percentage of net revenues remained constant for the three-month period ended March 31, 2014, as compared with the same period in 2013.
Income tax expense:
The Company pays income taxes in the United States and other jurisdictions. The Company’s consolidated effective income tax rate decreased to approximately 38.8% for the three-month period ended March 31, 2014 from 39.5% for the three-month period ended March 31, 2013. The decrease in the effective tax rate is due principally to less of a negative impact in the current year period associated with the Company's stock-based compensation arrangements resulting from an increasing proportion of non-qualified stock options to total stock compensation expense when compared to the prior year periods. The tax benefit related to stock-based compensation expense is recorded for non-qualified stock options at the time the related compensation expense is recognized while the tax benefit received for disqualifying dispositions of incentive stock options and employee stock purchase plan shares cannot be anticipated and is recorded at the time of the disqualifying event.

Currency and Other Risk Factors
The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on the Company's ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three months ended March 31, 2014 and 2013 was insignificant. The Company had no foreign currency derivatives outstanding at March 31, 2014 and December 31, 2013. Net foreign currency losses were approximately $2 million and $1 million during the three months ended March 31, 2014 and 2013, respectively.
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
The primary competitive factors in the international logistics industry continue to be price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. The Company emphasizes quality customer service and believes that its prices are competitive with those of others in the industry. Customers regularly solicit bids from competitors in order to improve service, pricing and contractual terms such as seeking longer payment terms, higher liability limits and performance penalties. Increased competition could result in reduced revenues, reduced margins or loss of market share, any of which would damage the Company's results of operations and financial condition.
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
Liquidity and Capital Resources
The Company’s principal source of liquidity is cash and cash equivalents, short-term investments and cash generated from operating activities. Net cash provided by operating activities for the three months ended March 31, 2014, was approximately $174 million as compared with $165 million for the same period in 2013. The increase of $9 million for the three-month period ended March 31, 2014 is primarily due to changes in working capital accounts and an increase in earnings. At March 31, 2014, working capital was $1,434 million, including cash and cash equivalents and short-term investments of $1,218 million. The Company had no long-term debt at March 31, 2014. Management believes that the Company’s current cash position and operating cash flows will be sufficient to meet its capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
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
Cash used in investing activities for the three months ended March 31, 2014 was $67 million as compared with $10 million for the same period in 2013. The Company made a net investment in short-term investments of $60 million and had capital expenditures of $9 million for the three-month period ended March 31, 2014 as compared with $10 million in capital expenditures for the same period in 2013. Capital expenditures in the three months ended March 31, 2014 related primarily to investments in technology, office furniture and equipment and building and leasehold improvements. The Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. Total capital expenditures in 2014 are estimated to be approximately $75 million. This includes routine capital expenditures plus additional real estate development.
Cash used in financing activities during the three months ended March 31, 2014, was $218 million as compared with $13 million for the same period in 2013. The Company uses the proceeds from stock option exercises and available cash to repurchase the Company’s common stock on the open market to limit the growth in issued and outstanding shares. Also, during the three months ended March 31, 2014, the Company used cash to repurchase additional common stock of 5.6 million shares to reduce the number of total outstanding shares.
The Company follows established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. The Company’s investment portfolio has not been adversely impacted by the disruption in the credit markets. However, there can be no assurance that the Company’s investment portfolio will not be adversely affected in the future.
At March 31, 2014, the Company was contingently liable for $78 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate primarily to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.
The Company's foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and needs to finance local capital expenditures. In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At March 31, 2014, cash and cash equivalent balances of $619 million were held by the Company’s non-United States subsidiaries, of which $53 million was held in banks in the United States. Earnings of the Company's foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States and, accordingly, a deferred tax liability has been accrued for all undistributed earnings, net of foreign related tax credits that are available to be repatriated.
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
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the three months ended March 31, 2014, would have had the effect of raising operating income approximately $9 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $7 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the three months ended March 31, 2014 and 2013 was insignificant. During the three months ended March 31, 2014 and 2013, net foreign currency losses were approximately $2 million and $1 million, respectively. The Company had no foreign currency derivatives outstanding at March 31, 2014 and December 31, 2013. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of March 31, 2014, the Company had approximately $54 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.
Interest Rate Risk
At March 31, 2014, the Company had cash and cash equivalents and short term investments of $1,218 million, of which $633 million was invested at various short-term market interest rates. The Company had no long-term debt at March 31, 2014. A hypothetical change in the interest rate of 10 basis points at March 31, 2014 would not have a significant impact on the Company’s earnings.
In management’s opinion, there has been no material change in the Company’s interest rate risk exposure in the first quarter of 2014.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations or financial position. As of March 31, 2014, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the Company's annual report on Form 10-K filed on February 27, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2014	—	$—	—	16,694,185
February 1-28, 2014	1,203,039	39.27	1,203,039	26,630,175
March 1-31, 2014	4,522,463	39.69	4,522,463	21,164,717
Total	5,725,502	$39.60	5,725,502	21,164,717
In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of the Company’s common stock. This authorization has no expiration date. This plan was disclosed in the Company’s annual report on Form 10-K filed on March 31, 1995. In the first quarter of 2014, 93,798 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.
On November 13, 2001, the Company’s Board of Directors announced a Discretionary Stock Repurchase Plan,which authorized the repurchase of the Company's common stock in the open market to reduce the issued and outstanding common stock to 200 million shares. On February 24, 2014, the Plan was amended to authorize management to reduce issued and outstanding stock to 190 million shares. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. In the first quarter of 2014, 5,631,704 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases included 42,704 shares that were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises and 5,589,000 shares to reduce the number of total shares outstanding.
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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

May 8, 2014	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

May 8, 2014	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Form 10-Q Index and Exhibits
March 31, 2014

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