Form 10-Q
period 2014-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2014-08-07
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Yes ☐ No ☒
At August 4, 2014, the number of shares outstanding of the issuer’s Common Stock was 195,108,033.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents	$970,561	$1,247,652
Short-term investments	86,149	26,337
Accounts receivable, less allowance for doubtful accounts of $7,550 at June 30, 2014 and $8,695 at December 31, 2013	1,150,531	1,073,500
Deferred Federal and state income taxes	19,148	18,396
Other	84,081	49,384
Total current assets	2,310,470	2,415,269
Property and equipment, less accumulated depreciation and amortization of $366,800 at June 30, 2014 and $348,282 at December 31, 2013	556,228	563,064
Goodwill	7,927	7,927
Other assets, net	55,315	28,552
Total assets	$2,929,940	$3,014,812
Current Liabilities:
Accounts payable	717,141	648,156
Accrued expenses, primarily salaries and related costs	220,753	200,301
Federal, state and foreign income taxes	24,337	21,743
Total current liabilities	962,231	870,200
Deferred Federal and state income taxes	70,572	58,281

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding 195,036,823 shares at June 30, 2014 and 202,553,220 shares at December 31, 2013	1,951	2,025
Additional paid-in capital	2,701	1,647
Retained earnings	1,893,771	2,087,376
Accumulated other comprehensive loss	(3,609)	(6,265)
Total shareholders’ equity	1,894,814	2,084,783
Noncontrolling interest	2,323	1,548
Total equity	1,897,137	2,086,331
Total liabilities and equity	$2,929,940	$3,014,812
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In thousands, except share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Airfreight services	$667,257	$642,969	$1,314,395	$1,263,343
Ocean freight and ocean services	536,438	492,007	1,005,662	937,486
Customs brokerage and other services	395,446	368,248	770,729	715,603
Total revenues	1,599,141	1,503,224	3,090,786	2,916,432
Operating Expenses:
Airfreight services	503,213	483,016	986,095	947,935
Ocean freight and ocean services	423,716	380,727	791,091	725,650
Customs brokerage and other services	187,498	167,609	364,300	322,968
Salaries and related costs	260,767	255,569	516,709	503,986
Rent and occupancy costs	25,401	24,712	50,563	48,905
Depreciation and amortization	12,417	11,674	24,799	22,952
Selling and promotion	9,291	8,328	17,464	15,585
Other	34,395	28,010	62,119	56,354
Total operating expenses	1,456,698	1,359,645	2,813,140	2,644,335
Operating income	142,443	143,579	277,646	272,097
Other Income (Expense):
Interest income	2,764	3,070	5,461	6,313
Other, net	3,190	4,325	2,909	5,856
Other income, net	5,954	7,395	8,370	12,169
Earnings before income taxes	148,397	150,974	286,016	284,266
Income tax expense	56,669	58,311	110,093	110,993
Net earnings	91,728	92,663	175,923	173,273
Less net earnings attributable to the noncontrolling interest	426	348	797	643
Net earnings attributable to shareholders	$91,302	$92,315	$175,126	$172,630
Diluted earnings attributable to shareholders per share	$0.46	$0.45	$0.88	$0.83
Basic earnings attributable to shareholders per share	$0.46	$0.45	$0.88	$0.84
Dividends declared and paid per common share	$0.32	$0.30	$0.32	$0.30
Weighted average diluted shares outstanding	197,126,243	207,192,534	199,482,932	207,421,805
Weighted average basic shares outstanding	196,451,912	206,444,464	198,772,260	206,459,701
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net earnings	$91,728	$92,663	$175,923	$173,273
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $2,723 and $5,938 for the three months ended June 30, 2014 and 2013, and $1,394 and $11,416 for the six months ended June 30, 2014 and 2013	4,985	(11,013)	2,608	(21,026)
Reclassification adjustment for foreign currency realized losses, net of tax of $61 for the three and six months ended June 30, 2014	111	—	111	—
Other comprehensive income (loss)	5,096	(11,013)	2,719	(21,026)
Comprehensive income	96,824	81,650	178,642	152,247
Less comprehensive income attributable to the noncontrolling interest	440	175	860	456
Comprehensive income attributable to shareholders	$96,384	$81,475	$177,782	$151,791
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating Activities:
Net earnings	$91,728	$92,663	$175,923	$173,273
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for losses (recoveries) on accounts receivable	496	100	(619)	1,041
Deferred income tax expense	2,891	5,818	10,085	12,940
Excess tax benefits from stock plans	(495)	(584)	(984)	(1,683)
Stock compensation expense	11,877	11,040	22,171	22,045
Depreciation and amortization	12,417	11,674	24,799	22,952
Other	68	241	206	449
Changes in operating assets and liabilities:
Increase in accounts receivable	(84,618)	(48,223)	(72,390)	(9,367)
Increase in accounts payable and accrued expenses	61,377	45,080	90,923	43,690
Decrease in income taxes payable, net	(47,370)	(33,692)	(29,165)	(15,474)
Increase in other current assets	(3,485)	(91)	(2,206)	(576)
Net cash from operating activities	44,886	84,026	218,743	249,290
Investing Activities:
Purchase of short-term investments	(15,301)	(89,899)	(96,431)	(89,899)
Proceeds from maturities of short-term investments	15,643	96	36,619	134
Purchase of property and equipment	(9,635)	(17,141)	(18,395)	(27,209)
Escrow deposit for land acquisition	(27,101)	—	(27,101)	—
Other, net	(1,536)	1,264	134	820
Net cash from investing activities	(37,930)	(105,680)	(105,174)	(116,154)
Financing Activities:
Proceeds from issuance of common stock	22,125	7,548	30,017	18,477
Repurchases of common stock	(131,391)	(21,600)	(358,116)	(39,281)
Excess tax benefits from stock plans	495	584	984	1,683
Dividends paid	(62,807)	(61,899)	(62,807)	(61,899)
Purchase of noncontrolling interest	—	—	—	(7,730)
Distributions to noncontrolling interest	—	—	(85)	—
Net cash from financing activities	(171,578)	(75,367)	(390,007)	(88,750)
Effect of exchange rate changes on cash and cash equivalents	4,137	(11,557)	(653)	(19,119)
(Decrease) increase in cash and cash equivalents	(160,485)	(108,578)	(277,091)	25,267
Cash and cash equivalents at beginning of period	1,131,046	1,394,687	1,247,652	1,260,842
Cash and cash equivalents at end of period	$970,561	$1,286,109	$970,561	$1,286,109
Taxes Paid:
Income taxes	$105,963	$85,195	$133,459	$112,146
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
All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for share data. Certain prior year amounts have been reclassified to conform to the 2014 presentation. The reclassifications include presenting rental income of $2,771 and $5,494 for the three and six months ended June 30, 2013, respectively, in customs brokerage and other services revenues while it was historically recorded in rent and occupancy costs and other operating expenses.

B.	Accounts Receivable
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $7,550 as of June 30, 2014 and $8,695 as of December 31, 2013. Additions and write-offs have not been significant in the periods presented.

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
D. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 (Topic 606) “Revenue from Contracts with Customers”. This update, which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605 - “Revenue Recognition” and most industry-specific guidance throughout the industry topics of the FASB ASC, substantially converges revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards (IFRS), providing a single, comprehensive framework for recognizing revenue. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements and related disclosures.

Note 2. Share-Based Compensation
The Company provides compensation benefits by granting stock options and employee stock purchase rights to its employees and restricted shares to its directors. On May 7, 2014, the shareholders approved the 2014 Stock Option Plan, which made available 2,750,000 shares of the Company's common stock for purchase upon exercise of options granted. The Company has historically granted the majority of its options during the second quarter of each fiscal year. For the six months ended June 30, 2014 and 2013, 2,289,600 and 2,775,450 options were granted, respectively. On May 7, 2014 the shareholders approved an amendment to the Company's 2002 Employee Stock Purchase Plan to increase the Company's common stock available for purchase under that plan by 3,000,000 shares. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and none were issued in the six-month periods ended June 30, 2014 and 2013. On May 7, 2014 shareholders also approved the 2014 Directors' restricted stock plan, which made available 250,000 shares of common stock for issuance to independent directors. On May 20, 2014, 30,702 fully vested shares were granted to independent directors.
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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six months ended June 30,
	2014	2013
Dividend yield	1.50%	1.50%
Volatility - stock option plans	36%	38%
Risk free interest rates	2.27%	0.71 - 1.15%
Expected life (years) - stock option plans	6.52 - 7.43	5.91 - 7.43
Weighted average fair value of stock options granted during the period	$14.08	$11.17
Total stock compensation expense and the total related tax benefit recognized are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Stock compensation expense	$11,877	$11,040	$22,171	$22,045
Recognized tax benefit	$1,183	$900	$2,126	$1,549

Note 3. Basic and Diluted Earnings per Share
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended
	June 30,
(Amounts in thousands, except share and per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2014
Basic earnings attributable to shareholders	$91,302	196,451,912	$0.46
Effect of dilutive potential common shares	—	674,331	—
Diluted earnings attributable to shareholders	$91,302	197,126,243	$0.46
2013
Basic earnings attributable to shareholders	$92,315	206,444,464	$0.45
Effect of dilutive potential common shares	—	748,070	—
Diluted earnings attributable to shareholders	$92,315	207,192,534	$0.45

	Six months ended
	June 30,
(Amounts in thousands, except share and per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2014
Basic earnings attributable to shareholders	$175,126	198,772,260	$0.88
Effect of dilutive potential common shares	—	710,672	—
Diluted earnings attributable to shareholders	$175,126	199,482,932	$0.88
2013
Basic earnings attributable to shareholders	$172,630	206,459,701	$0.84
Effect of dilutive potential common shares	—	962,104	—
Diluted earnings attributable to shareholders	$172,630	207,421,805	$0.83
The following potential common shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Shares	15,673,784	17,456,059	16,850,941	17,456,059

Note 4. Components of Equity
The components of equity for the six months ended June 30, 2014 and 2013 are as follows:

	Shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2013	$2,084,783	1,548	2,086,331
Exercise of stock options	30,017	—	30,017
Shares repurchased under provisions of stock repurchase plans	(358,116)	—	(358,116)
Stock compensation expense	22,171	—	22,171
Tax benefits from stock plans, net	984	—	984
Net earnings	175,126	797	175,923
Other comprehensive income	2,656	63	2,719
Dividends paid ($0.32 per share)	(62,807)	—	(62,807)
Distributions to noncontrolling interest	—	(85)	(85)
Balance at June 30, 2014	$1,894,814	2,323	1,897,137

Balance at December 31, 2012	$2,027,699	4,871	2,032,570
Exercise of stock options	18,477	—	18,477
Shares repurchased under provisions of stock repurchase plans	(39,281)	—	(39,281)
Stock compensation expense	22,045	—	22,045
Tax benefits from stock plans, net	1,516	—	1,516
Net earnings	172,630	643	173,273
Other comprehensive loss	(20,839)	(187)	(21,026)
Dividends paid ($0.30 per share)	(61,899)	—	(61,899)
Purchase of noncontrolling interest	(507)	(3,226)	(3,733)
Balance at June 30, 2013	$2,119,841	2,101	2,121,942
The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises. During the six months ended June 30, 2014, 651,982 shares were repurchased at an average price of $44.26 per share. The Company also has a Discretionary Stock Repurchase Plan that was amended by the Board of Directors on February 24, 2014 to authorize management to reduce issued and outstanding stock to 190 million shares of common stock. During the six months ended June 30, 2014, 7,947,500 shares were repurchased at an average price of $41.43 per share.
Accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments, net of related income tax effects, for all the periods presented.
On May 7, 2014, the Board of Directors declared a semi-annual cash dividend of $0.32 per share payable on June 16, 2014 to shareholders of record as of June 2, 2014. On May 1, 2013, the Board of Directors declared a semi-annual cash dividend of $0.30 per share payable on June 17, 2013 to shareholders of record as of June 3, 2013.

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

	June 30, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$580,228	580,228	590,317	590,317
Corporate commercial paper	346,517	346,584	629,923	629,990
Time deposits	43,816	43,816	27,412	27,412
Total cash and cash equivalents	970,561	970,628	1,247,652	1,247,719
Short-Term Investments:
Corporate commercial paper	86,107	86,233	26,296	26,321
Time deposits	42	42	41	41
Total short-term investments	86,149	86,275	26,337	26,362
Total	$1,056,710	1,056,903	1,273,989	1,274,081
The fair value of corporate commercial paper is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).
Note 6. Contingencies
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations or financial position. As of June 30, 2014, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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
Financial information regarding the Company’s operations by geographic area is as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	ASIA PACIFIC	EUROPE and AFRICA	MIDDLE EAST and INDIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended June 30, 2014:
Revenues from unaffiliated customers	$416,454	55,343	22,003	780,834	244,642	79,865	—	1,599,141
Transfers between geographic areas	22,408	2,587	5,567	12,393	9,468	5,238	(57,661)	—
Total revenues	$438,862	57,930	27,570	793,227	254,110	85,103	(57,661)	1,599,141
Net revenues[1]	$200,106	25,533	16,648	138,445	78,638	25,344	—	484,714
Operating income	$59,780	7,001	4,676	51,436	14,219	5,331	—	142,443
Identifiable assets at period end	$1,328,312	110,498	57,588	743,190	511,149	173,425	5,778	2,929,940
Capital expenditures	$5,547	422	171	1,907	1,262	326	—	9,635
Depreciation and amortization	$7,879	296	227	2,108	1,471	436	—	12,417
Equity	$1,044,386	72,681	35,578	481,899	204,952	94,390	(36,749)	1,897,137
Three months ended June 30, 2013:
Revenues from unaffiliated customers	$395,495	56,626	21,421	749,282	206,020	74,380	—	1,503,224
Transfers between geographic areas	23,217	2,516	5,614	11,605	9,189	4,559	(56,700)	—
Total revenues	$418,712	59,142	27,035	760,887	215,209	78,939	(56,700)	1,503,224
Net revenues[1]	$193,509	25,440	15,522	141,439	71,068	24,894	—	471,872
Operating income	$58,310	7,887	4,601	54,781	11,613	6,387	—	143,579
Identifiable assets at period end	$1,531,739	101,721	53,795	809,827	418,077	155,058	(6,552)	3,063,665
Capital expenditures	$4,354	708	145	11,056	563	315	—	17,141
Depreciation and amortization	$7,276	197	229	1,983	1,550	439	—	11,674
Equity	$1,209,762	65,897	33,272	606,793	166,891	75,418	(36,091)	2,121,942

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	ASIA PACIFIC	EUROPE and AFRICA	MIDDLE EAST and INDIA	ELIMI- NATIONS	CONSOLI- DATED
Six months ended June 30, 2014:
Revenues from unaffiliated customers	$817,193	106,927	42,632	1,495,218	472,150	156,666	—	3,090,786
Transfers between geographic areas	42,419	4,962	10,771	24,402	18,425	10,100	(111,079)	—
Total revenues	$859,612	111,889	53,403	1,519,620	490,575	166,766	(111,079)	3,090,786
Net revenues[1]	$392,188	51,694	32,005	271,719	151,695	49,999	—	949,300
Operating income	$111,678	15,376	9,535	104,277	25,285	11,495	—	277,646
Identifiable assets at period end	$1,328,312	110,498	57,588	743,190	511,149	173,425	5,778	2,929,940
Capital expenditures	$9,475	686	472	5,033	2,114	615	—	18,395
Depreciation and amortization	$15,731	576	439	4,216	2,963	874	—	24,799
Equity	$1,044,386	72,681	35,578	481,899	204,952	94,390	(36,749)	1,897,137
Six months ended June 30, 2013:
Revenues from unaffiliated customers	$769,869	108,355	41,285	1,443,419	408,533	144,971	—	2,916,432
Transfers between geographic areas	43,243	5,060	10,490	22,235	18,069	8,886	(107,983)	—
Total revenues	$813,112	113,415	51,775	1,465,654	426,602	153,857	(107,983)	2,916,432
Net revenues[1]	$373,852	49,221	29,933	276,989	141,682	48,202	—	919,879
Operating income	$105,663	14,499	8,690	107,665	23,539	12,041	—	272,097
Identifiable assets at period end	$1,531,739	101,721	53,795	809,827	418,077	155,058	(6,552)	3,063,665
Capital expenditures	$9,733	895	404	13,608	1,761	808	—	27,209
Depreciation and amortization	$14,033	404	470	3,971	3,179	895	—	22,952
Equity	$1,209,762	65,897	33,272	606,793	166,891	75,418	(36,091)	2,121,942
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

The following table presents the calculation of consolidated net revenues:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Total revenues	$1,599,141	$1,503,224	$3,090,786	$2,916,432
Expenses:
Airfreight services	503,213	483,016	986,095	947,935
Ocean freight and ocean services	423,716	380,727	791,091	725,650
Customs brokerage and other services	187,498	167,609	364,300	322,968
Net revenues	$484,714	$471,872	$949,300	$919,879

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
The mix of services varies by segment based primarily on the import or export orientation of local operations in each region. In accordance with the Company's revenue recognition policy (see Note 1. E. to the consolidated financial statements in the Company's annual report on Form 10-K filed on February 27, 2014), almost all freight revenues and related expenses are recorded at origin and shipment profits are split between origin and destination offices by recording a commission fee or profit share revenue at destination and a corresponding commission or profit share expense as a component of origin consolidation costs. The Asia Pacific segment is the Company's largest export oriented region and accounted for 48% of revenues and 38% of operating income for the six months ended June 30, 2014. Asia Pacific's operating income as a percentage of revenue is lower than other segments due to the largely export nature of operations in that region.
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

Results of Operations
The following table shows the total net revenues (a non-GAAP measure calculated as revenues less directly related operations expenses attributable to the Company's principal services) and the Company’s expenses for the three and six-month periods ended June 30, 2014 and 2013, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues when analyzing and discussing management's effectiveness in managing the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment, whereas revenues earned by the Company in its other capacities include primarily the commissions and fees actually earned by the Company. Net revenue is one of the Company's primary operational and financial measures that demonstrates the ability of the Company to manage sell rates to customers with its ability to concentrate and leverage its purchasing power through effective consolidation of shipments from multiple customers utilizing a variety of transportation carriers and optimal routings. Using net revenue also provides a commonality for comparison among various services.
The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
(in thousands)
Airfreight services:
Revenues	$667,257		$642,969		$1,314,395		$1,263,343
Expenses	503,213		483,016		986,095		947,935
Net revenues	164,044	34%	159,953	34%	328,300	34%	315,408	34%
Ocean freight services and ocean services:
Revenues	536,438		492,007		1,005,662		937,486
Expenses	423,716		380,727		791,091		725,650
Net revenues	112,722	23	111,280	24	214,571	23	211,836	23
Customs brokerage and other services:
Revenues	395,446		368,248		770,729		715,603
Expenses	187,498		167,609		364,300		322,968
Net revenues	207,948	43	200,639	42	406,429	43	392,635	43
Total net revenues	484,714	100	471,872	100	949,300	100	919,879	100
Overhead expenses:
Salaries and related costs	260,767	54	255,569	54	516,709	54	503,986	55
Other	81,504	17	72,724	16	154,945	17	143,796	15
Total overhead expenses	342,271	71	328,293	70	671,654	71	647,782	70
Operating income	142,443	29	143,579	30	277,646	29	272,097	30
Other income, net	5,954	1	7,395	2	8,370	1	12,169	1
Earnings before income taxes	148,397	30	150,974	32	286,016	30	284,266	31
Income tax expense	56,669	12	58,311	12	110,093	12	110,993	12
Net earnings	91,728	18	92,663	20	175,923	18	173,273	19
Less net earnings attributable to the noncontrolling interest	426	—	348	—	797	—	643	—
Net earnings attributable to shareholders	$91,302	18%	$92,315	20%	$175,126	18%	$172,630	19%
Airfreight services:
Airfreight services revenues increased 4% for both the three and six-month periods ended June 30, 2014, as compared with the same periods for 2013, due to a 6% increase in tonnage for both the three and six months that was partially offset by the Company lowering sell rates in response to competitive market conditions in North America and Asia Pacific. Airfreight services expenses also increased 4% for both the three and six-month periods ended June 30, 2014 as the increase in tonnage was slightly offset by negotiating lower buy rates with carriers, primarily on exports from North America.
Airfreight services net revenues increased 3% for the three-month period ended June 30, 2014, as compared with the same period for 2013. This increase was primarily due to a 6% improvement in airfreight tonnage, partially offset by a 4% decrease in net revenue per kilo. North America export tonnage grew by 9% but net revenues increased by only 2% as the Company implemented sell rate reductions to customers, which on average outpaced buy rate reductions negotiated with carriers. Europe net revenues increased 22% primarily due to a 19% growth in export tonnage. Asia Pacific net revenues decreased 5% due to lowering sell rates in response to competitive market conditions while maintaining export tonnage comparable to the same period in 2013.
Airfreight services net revenues increased 4% for the six-month period ended June 30, 2014, as compared with the same period for 2013. This was primarily due to a 6% improvement in airfreight tonnage, partially offset by a 3% decrease in net revenue per kilo. For the same reasons described above, North America export tonnage grew by 11% but net revenues increased by only 6%, Europe net revenues increased 16% primarily due to a 14% growth in export tonnage, and Asia Pacific net revenues decreased 3%, while maintaining export tonnage comparable to the same period in 2013.
The global airfreight market continues to be affected by overcapacity and the timing of new product launches. Customers remain focused on improving supply-chain efficiency by utilizing deferred airfreight or ocean freight whenever possible. The Company expects these trends to continue in conjunction with carriers' efforts to manage available capacity, however, this could be affected by new product launches during periods that have historically experienced higher demands. These factors result in a higher degree of volatility in buy and sell rates and volumes.
Ocean freight services and ocean services:
Ocean freight and ocean services revenues increased 9% and 7%, respectively, for the three and six-month periods ended June 30, 2014, as compared with the same periods for 2013. Container volume increased 12% for both the three and six months as the Company lowered sell rates to maintain its existing customer base and grow market share. Ocean freight and ocean services expenses increased 11% and 9%, respectively, for the three and six-month periods ended June 30, 2014, as compared with the same periods for 2013, primarily resulting from higher volumes and higher costs in ocean freight consolidation and order management services. Container volume is measured in terms of forty-foot container equivalent units (FEUs).
Ocean freight and ocean services net revenues increased 1% for both the three and six-month periods ended June 30, 2014, as compared with the same periods for 2013. Ocean freight and ocean services net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The largest component is ocean freight consolidation, which represented 44% of ocean freight net revenue for both the three and six-month periods ended June 30, 2014 and 48% and 47%, respectively, for the same periods ended in 2013.
Ocean freight consolidation net revenues decreased 7% for the three-month period ended June 30, 2014, as compared with the same period in 2013. The 12% increase in volume was more than offset by the effect of reducing sell rates to maintain customers and grow market share while incurring slightly higher average buy rates, primarily in North America and Asia Pacific. This resulted in a 17% decrease in net revenue per container. Ocean freight consolidation net revenues decreased 6% for the six-month period ended June 30, 2014, as compared with the same period in 2013. The 12% increase in volume was more than offset by the effect of reducing sell rates, which resulted in a 16% decrease in net revenue per container, primarily in North America and Asia Pacific.
Direct ocean freight forwarding net revenues increased 8% and 6%, respectively, for the three and six-month periods ended June 30, 2014, as compared with the same periods in 2013, as a result of higher volumes principally in Asia Pacific and Europe. Order management net revenues increased 11% and 9%, respectively, for the three and six-month periods ended June 30, 2014, as compared with the same periods in 2013, mostly due to higher volumes with new and existing customers, primarily in North America. The overall margins in order management declined due to higher costs, primarily in Asia Pacific.
North America ocean freight and ocean services net revenues increased 1% and 2%, respectively, for the three and six-month periods ended June 30, 2014, primarily due to an increase in order management services, offset by a decline in ocean freight consolidation. Europe ocean freight and ocean services net revenues increased 5% and 4% for the three and six-month periods, primarily due to an increase in direct ocean forwarding, offset by a decline in ocean freight consolidation. Asia Pacific remained flat in the second quarter and decreased 1% in the first half of 2014 as compared with 2013, primarily due to an increase in direct ocean forwarding, offset by a decline in ocean freight consolidation.
Customs brokerage and other services:
Customs brokerage and other services revenues increased 7% and 8%, respectively, for the three and six-month periods ended June 30, 2014, as compared with the same periods for 2013, as a result of increased volumes from existing and new customers. Customs brokerage and other services expenses increased 12% and 13%, respectively, for the three and six-month periods ended June 30, 2014, as compared with the same periods for 2013 due to higher costs associated with import and delivery services.
Customs brokerage and other services net revenues increased 4% for both the three and six-month periods ended June 30, 2014, as compared with the same periods in 2013, primarily due to higher volumes from existing and new customers in North America. The margin percentage declined primarily as a result of higher import services costs and lower yields in domestic time-definite transportation services.
North America, Asia Pacific and Europe net revenues increased 4%, 2% and 5%, respectively, in the second quarter of 2014, as compared with the same period in 2013, primarily as a result of higher volumes from existing and new customers. North America and Europe net revenues increased 6% and 2%, respectively, in the first half of 2014, as compared with the same period in 2013, primarily as a result of higher volumes from existing and new customers. Asia Pacific net revenues declined 1%, primarily due to higher import services costs.
Overhead expenses:
Salaries and related costs increased 2% and 3%, respectively, for the three and six-month periods ended June 30, 2014, as compared with the same periods in 2013, primarily as a result of a higher average number of employees in North America. In the second quarter of 2014, the Company benefited from a $5 million reduction in expense resulting from favorable claims experience in its healthcare insurance program.
Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation will occur in proportion to changes in Company operating income, creating a direct alignment between corporate performance and shareholder interests. Bonuses to management for the six-month period ended June 30, 2014 were up 1% as compared with the same period for 2013, primarily as a result of a 2% increase in operating income. The Company’s management incentive compensation programs have always been incentive-based and performance driven and there is no built-in bias that favors or enriches management in a manner inconsistent with overall corporate performance. Salaries and related costs as a percentage of net revenues remained constant and decreased 1%, respectively, for the three and six month periods ended June 30, 2014 as compared with the same periods for 2013.
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
Other overhead expenses increased 12% and 8%, respectively, for the three and six-month periods ended June 30, 2014, as compared with the same periods in 2013. The increase in expenses in the second quarter of 2014 is primarily due to: (i) consulting fees and costs associated with the Company's strategic assessment and organizational changes; (ii) higher ongoing costs related to investments in software and systems; (iii) increased building, maintenance and warehousing costs; (iv) claims; and (v) the impact of the transition to a value added tax system in certain jurisdictions in the second quarter of 2013.
The increase in expenses in the first half of 2014 is primarily due to similar cost increases described above, partially offset by a recovery of bad debt expense. Other overhead expenses as a percentage of net revenues increased 1% and 2%, respectively, for the three and six-month periods ended June 30, 2014, as compared with the same periods in 2013.
Income tax expense:
The Company pays income taxes in the United States and other jurisdictions. The Company’s consolidated effective income tax rate was 38.2% and 38.5% for the three and six-month periods ended June 30, 2014 and 38.6% and 39.0%, for the same periods in 2013. The decreases in the effective tax rates over the prior periods are principally the result of an increasingly higher proportion of the Company's total outstanding stock options being non-qualified grants. The tax benefit associated with non-qualified stock option grants is recorded when the related compensation expense is recognized while the tax benefits for incentive stock options and employee stock purchase plan shares cannot be anticipated and are recognized if and when a disqualifying disposition event occurs.

Currency and Other Risk Factors
The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on the Company's ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three and six months ended June 30, 2014 and 2013 was insignificant. The Company had no foreign currency derivatives outstanding at June 30, 2014 and December 31, 2013. During the three and six months ended June 30, 2014, net foreign currency losses were less than $1 million and approximately $3 million, respectively. Net foreign currency gains were less than $1 million in the second quarter of 2013. Net foreign currency losses were less than $1 million in the first half of 2013.
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
The primary competitive factors in the international logistics industry continue to be price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. The Company emphasizes quality customer service and believes that its prices are competitive with those of others in the industry. Customers regularly solicit bids from competitors in order to improve service, pricing and contractual terms such as seeking longer payment terms, higher or unlimited liability limits and performance penalties. Increased competition and competitors' acceptance of expanded contractual terms could result in reduced revenues, reduced margins, higher operating costs or loss of market share, any of which would damage the Company's results of operations and financial condition.
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
Liquidity and Capital Resources
The Company’s principal source of liquidity is cash and cash equivalents, short-term investments and cash generated from operating activities. Net cash provided by operating activities for the three and six months ended June 30, 2014, was approximately $45 million and $219 million, respectively, as compared with $84 million and $249 million for the same periods in 2013. The decreases of $39 million and $30 million for the three and six-month periods ended June 30, 2014 are primarily due to changes in working capital accounts. At June 30, 2014, working capital was $1,348 million, including cash and cash equivalents and short-term investments of $1,057 million. The Company had no long-term debt at June 30, 2014. Management believes that the Company’s current cash position and operating cash flows will be sufficient to meet its capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
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
Cash used in investing activities for the three and six months ended June 30, 2014 was $38 million and $105 million, respectively, as compared with $106 million and $116 million for the same periods in 2013. The Company received net proceeds from short-term investments of less than $1 million and made a net investment of $60 million for the three and six-month periods ended June 30, 2014, respectively, as compared with net short-term investments of $90 million for the same periods in 2013. The Company had capital expenditures of $10 million and $18 million, respectively, for the three and six-month periods ended June 30, 2014, as compared with capital expenditures of $17 million and $27 million, for the same periods in 2013. Capital expenditures in the three and six months ended June 30, 2014 related primarily to investments in technology, office furniture and equipment and building and leasehold improvements. The Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. During the second quarter of 2014, the Company deposited $27 million in an escrow account for an expected land acquisition. Total capital expenditures in 2014 are estimated to be approximately $50 million. This includes routine capital expenditures plus additional real estate development.
Cash used in financing activities during the three and six months ended June 30, 2014, was $172 million and $390 million as compared with $75 million and $89 million for the same periods in 2013. The Company uses the proceeds from stock option exercises and available cash to repurchase the Company’s common stock on the open market to limit the growth in issued and outstanding shares. Also, during the three and six months ended June 30, 2014, the Company used cash to repurchase additional common stock of 2.0 million and 7.6 million shares to reduce the number of total outstanding shares.
The Company follows established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. The Company’s investment portfolio has not been adversely impacted by the disruption in the credit markets. However, there can be no assurance that the Company’s investment portfolio will not be adversely affected in the future.
At June 30, 2014, the Company was contingently liable for $77 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate primarily to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.
The Company's foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and needs to finance local capital expenditures. In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At June 30, 2014, cash and cash equivalent balances of $661 million were held by the Company’s non-United States subsidiaries, of which $57 million was held in banks in the United States. Earnings of the Company's foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States and, accordingly, a deferred tax liability has been accrued for all undistributed earnings, net of foreign related tax credits that are available to be repatriated.

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
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the six months ended June 30, 2014, would have had the effect of raising operating income approximately $19 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $15 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the three and six months ended June 30, 2014 and 2013 was insignificant. During the three and six months ended June 30, 2014, net foreign currency losses were less than $1 million and approximately $3 million, respectively. Net foreign currency gains were less than $1 million in the second quarter of 2013. Net foreign currency losses were less than $1 million in the first half of 2013. The Company had no foreign currency derivatives outstanding at June 30, 2014 and December 31, 2013. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of June 30, 2014, the Company had approximately $47 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.
Interest Rate Risk
At June 30, 2014, the Company had cash and cash equivalents and short term investments of $1,057 million, of which $476 million was invested at various short-term market interest rates. The Company had no long-term debt at June 30, 2014. A hypothetical change in the interest rate of 10 basis points at June 30, 2014 would not have a significant impact on the Company’s earnings.
In management’s opinion, there has been no material change in the Company’s interest rate risk exposure in the second quarter of 2014.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations or financial position. As of June 30, 2014, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the Company's annual report on Form 10-K filed on February 27, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2014	2,627	$39.33	2,627	21,294,193
May 1-31, 2014	1,498,387	45.61	1,498,387	20,000,468
June 1-30, 2014	1,372,966	45.85	1,372,966	18,476,691
Total	2,873,980	$45.72	2,873,980	18,476,691
In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of the Company’s common stock. This authorization has no expiration date. This plan was disclosed in the Company’s annual report on Form 10-K filed on March 31, 1995. In the second quarter of 2014, 558,184 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.
On November 13, 2001, the Company’s Board of Directors announced a Discretionary Stock Repurchase Plan, which authorized the repurchase of the Company's common stock in the open market to reduce the issued and outstanding common stock to 200 million shares. On February 24, 2014, the Plan was amended to authorize management to reduce issued and outstanding stock to 190 million shares. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. In the second quarter of 2014, 2,315,796 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases included 315,796 shares that were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises and 2,000,000 shares to reduce the number of total shares outstanding.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(a)	Not applicable.

(b)	Not applicable.

Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
10.1
The Company's 2014 Stock Option Plan (incorporated by reference to Appendix A of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on March 21, 2014)

10.2
Form of Stock Option Agreement used in connection with options granted under the Company's 2014 Stock Option Plan (incorporated by reference to Appendix B of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on March 21, 2014)

10.3
First Amendment to the Company's 2002 Employee Stock Purchase Plan (incorporated by reference to Appendix C of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on March 21, 2014)

10.4
The Company's 2014 Directors' Restricted Stock Plan (incorporated by reference to Appendix D of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on March 21, 2014)

10.5
Form of Restricted Stock Agreement used in connection with restricted stock granted under the Company's 2014 Directors' Restricted Stock Plan (incorporated by reference to Appendix E of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on March 21, 2014)

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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

August 7, 2014	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

August 7, 2014	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Form 10-Q Index and Exhibits
June 30, 2014

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