Form 10-Q
period 2014-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2014-11-06
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Yes ☐ No ☒
At November 3, 2014, the number of shares outstanding of the issuer’s Common Stock was 193,030,610.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents	$990,480	$1,247,652
Short-term investments	40,317	26,337
Accounts receivable, less allowance for doubtful accounts of $7,248 at September 30, 2014 and $8,695 at December 31, 2013	1,183,167	1,073,500
Deferred Federal and state income taxes	20,782	18,396
Other	83,226	49,384
Total current assets	2,317,972	2,415,269
Property and equipment, less accumulated depreciation and amortization of $369,575 at September 30, 2014 and $348,282 at December 31, 2013	545,366	563,064
Goodwill	7,927	7,927
Other assets, net	54,788	28,552
Total assets	$2,926,053	$3,014,812
Current Liabilities:
Accounts payable	746,193	648,156
Accrued expenses, primarily salaries and related costs	194,546	200,301
Federal, state and foreign income taxes	22,059	21,743
Total current liabilities	962,798	870,200
Deferred Federal and state income taxes	59,325	58,281

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding 193,019,604 shares at September 30, 2014 and 202,553,220 shares at December 31, 2013	1,930	2,025
Additional paid-in capital	1,055	1,647
Retained earnings	1,920,166	2,087,376
Accumulated other comprehensive loss	(21,778)	(6,265)
Total shareholders’ equity	1,901,373	2,084,783
Noncontrolling interest	2,557	1,548
Total equity	1,903,930	2,086,331
Total liabilities and equity	$2,926,053	$3,014,812
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In thousands, except share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Airfreight services	$686,434	$628,116	$2,000,829	$1,891,459
Ocean freight and ocean services	600,483	525,193	1,606,145	1,462,679
Customs brokerage and other services	418,188	384,657	1,188,917	1,100,260
Total revenues	1,705,105	1,537,966	4,795,891	4,454,398
Operating Expenses:
Airfreight services	516,969	466,699	1,503,064	1,414,634
Ocean freight and ocean services	475,460	409,649	1,266,551	1,135,299
Customs brokerage and other services	199,420	176,716	563,720	499,684
Salaries and related costs	272,548	261,613	789,257	765,599
Rent and occupancy costs	26,396	24,542	76,959	73,447
Depreciation and amortization	12,741	12,629	37,540	35,581
Selling and promotion	9,240	8,306	26,704	23,891
Other	33,200	31,499	95,319	87,853
Total operating expenses	1,545,974	1,391,653	4,359,114	4,035,988
Operating income	159,131	146,313	436,777	418,410
Other Income (Expense):
Interest income	2,793	2,967	8,254	9,280
Other, net	2,336	1,212	5,245	7,068
Other income, net	5,129	4,179	13,499	16,348
Earnings before income taxes	164,260	150,492	450,276	434,758
Income tax expense	61,463	57,763	171,556	168,756
Net earnings	102,797	92,729	278,720	266,002
Less net earnings attributable to the noncontrolling interest	416	329	1,213	972
Net earnings attributable to shareholders	$102,381	$92,400	$277,507	$265,030
Diluted earnings attributable to shareholders per share	$0.53	$0.45	$1.40	$1.28
Basic earnings attributable to shareholders per share	$0.53	$0.45	$1.41	$1.28
Dividends declared and paid per common share	$—	$—	$0.32	$0.30
Weighted average diluted shares outstanding	195,001,267	207,368,792	197,953,810	207,351,569
Weighted average basic shares outstanding	194,419,071	206,516,194	197,305,251	206,478,746
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings	$102,797	$92,729	$278,720	$266,002
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $9,954 and $4,859 for the three months ended September 30, 2014 and 2013, and $8,560 and $6,557 for the nine months ended September 30, 2014 and 2013	(18,351)	8,751	(15,743)	(12,275)
Reclassification adjustment for foreign currency realized losses, net of tax of $61 for the nine months ended September 30, 2014	—	—	111	—
Other comprehensive (loss) income	(18,351)	8,751	(15,632)	(12,275)
Comprehensive income	84,446	101,480	263,088	253,727
Less comprehensive income attributable to the noncontrolling interest	234	211	1,094	667
Comprehensive income attributable to shareholders	$84,212	$101,269	$261,994	$253,060
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating Activities:
Net earnings	$102,797	$92,729	$278,720	$266,002
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for losses (recoveries) on accounts receivable	564	1,496	(55)	2,537
Deferred income tax (benefit) expense	(2,085)	(33,185)	8,000	(20,245)
Excess tax benefits from stock plans	(47)	—	(1,031)	(1,683)
Stock compensation expense	10,049	11,015	32,220	33,060
Depreciation and amortization	12,741	12,629	37,540	35,581
Other	139	187	345	636
Changes in operating assets and liabilities:
Increase in accounts receivable	(58,984)	(5,115)	(131,374)	(14,482)
Increase (decrease) in accounts payable and accrued expenses	23,113	(8,875)	114,036	34,815
Increase (decrease) in income taxes payable, net	2,050	30,114	(27,115)	14,640
Increase in other current assets	(3,646)	(4,702)	(5,852)	(5,278)
Net cash from operating activities	86,691	96,293	305,434	345,583
Investing Activities:
Purchase of short-term investments	(40,275)	(9,991)	(136,706)	(99,890)
Proceeds from maturities of short-term investments	86,107	66	122,726	200
Purchase of property and equipment	(8,255)	(15,482)	(26,650)	(42,691)
Escrow deposit for land acquisition	—	—	(27,101)	—
Other, net	370	306	504	1,126
Net cash from investing activities	37,947	(25,101)	(67,227)	(141,255)
Financing Activities:
Proceeds from issuance of common stock	28,452	33,615	58,469	52,092
Repurchases of common stock	(117,044)	(85,925)	(475,160)	(125,206)
Excess tax benefits from stock plans	47	—	1,031	1,683
Dividends paid	—	—	(62,807)	(61,899)
Purchase of noncontrolling interest	—	—	—	(7,730)
Distributions to noncontrolling interest	—	(1,161)	(85)	(1,161)
Net cash from financing activities	(88,545)	(53,471)	(478,552)	(142,221)
Effect of exchange rate changes on cash and cash equivalents	(16,174)	6,500	(16,827)	(12,619)
Increase (decrease) in cash and cash equivalents	19,919	24,221	(257,172)	49,488
Cash and cash equivalents at beginning of period	970,561	1,286,109	1,247,652	1,260,842
Cash and cash equivalents at end of period	$990,480	$1,310,330	$990,480	$1,310,330
Taxes Paid:
Income taxes	$61,899	$62,053	$195,358	$174,199
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
All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for share data. Certain prior year amounts have been reclassified to conform to the 2014 presentation. The reclassifications include presenting rental income of $2,877 and $8,371 for the three and nine months ended September 30, 2013, respectively, in customs brokerage and other services revenues while it was historically recorded in rent and occupancy costs and other operating expenses.

B.	Accounts Receivable
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $7,248 as of September 30, 2014 and $8,695 as of December 31, 2013. Additions and write-offs have not been significant in the periods presented.

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

Note 2. Share-Based Compensation
The Company provides compensation benefits by granting stock options and employee stock purchase rights to its employees and restricted shares to its directors. On May 7, 2014, the shareholders approved the 2014 Stock Option Plan, which made available 2,750,000 shares of the Company's common stock for purchase upon exercise of options granted. The Company has historically granted the majority of its options during the second quarter of each fiscal year. For the nine months ended September 30, 2014 and 2013, 2,289,600 and 2,279,700 options were granted, respectively. On May 7, 2014, the shareholders approved an amendment to the Company's 2002 Employee Stock Purchase Plan to increase the Company's common stock available for purchase under that plan by 3,000,000 shares. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and 671,775 and 800,461 were issued in the nine-month periods ended September 30, 2014 and 2013. On May 7, 2014, shareholders also approved the 2014 Directors' restricted stock plan, which made available 250,000 shares of common stock for issuance to independent directors. On May 20, 2014, 30,702 fully vested shares were granted to independent directors.
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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended September 30,
	2014	2013
Dividend yield	1.50 - 1.51%	1.50 - 1.53%
Volatility - stock option plans	36%	38%
Volatility - stock purchase rights plans	20%	21%
Risk free interest rates	0.11 - 2.27%	0.12 - 1.40%
Expected life (years) - stock option plans	6.52 - 7.43	5.91 - 7.43
Expected life (years) - stock purchase rights plans	1	1
Weighted average fair value of stock options granted during the period	$14.08	$11.17
Weighted average fair value of stock purchase rights granted during the period	$9.60	$9.43
Total stock compensation expense and the total related tax benefit recognized are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock compensation expense	$10,049	$11,015	$32,220	$33,060
Recognized tax benefit	$988	$943	$3,115	$2,492

Note 3. Basic and Diluted Earnings per Share
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended
	September 30,
(Amounts in thousands, except share and per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2014
Basic earnings attributable to shareholders	$102,381	194,419,071	$0.53
Effect of dilutive potential common shares	—	582,196	—
Diluted earnings attributable to shareholders	$102,381	195,001,267	$0.53
2013
Basic earnings attributable to shareholders	$92,400	206,516,194	$0.45
Effect of dilutive potential common shares	—	852,598	—
Diluted earnings attributable to shareholders	$92,400	207,368,792	$0.45

	Nine months ended
	September 30,
(Amounts in thousands, except share and per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2014
Basic earnings attributable to shareholders	$277,507	197,305,251	$1.41
Effect of dilutive potential common shares	—	648,559	—
Diluted earnings attributable to shareholders	$277,507	197,953,810	$1.40
2013
Basic earnings attributable to shareholders	$265,030	206,478,746	$1.28
Effect of dilutive potential common shares	—	872,823	—
Diluted earnings attributable to shareholders	$265,030	207,351,569	$1.28
The following potential common shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Shares	16,576,091	15,314,114	16,601,433	17,165,060

Note 4. Components of Equity
The components of equity for the nine months ended September 30, 2014 and 2013 are as follows:

	Shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2013	$2,084,783	1,548	2,086,331
Exercise of stock options	34,669	—	34,669
Issuance of shares under stock purchase plan	23,800	—	23,800
Shares repurchased under provisions of stock repurchase plans	(475,160)	—	(475,160)
Stock compensation expense	32,220	—	32,220
Tax benefits from stock plans, net	1,031	—	1,031
Net earnings	277,507	1,213	278,720
Other comprehensive loss	(15,513)	(119)	(15,632)
Dividends paid ($0.32 per share)	(62,807)	—	(62,807)
Purchase of noncontrolling interest	843	—	843
Distributions to noncontrolling interest	—	(85)	(85)
Balance at September 30, 2014	$1,901,373	2,557	1,903,930

Balance at December 31, 2012	$2,027,699	4,871	2,032,570
Exercise of stock options	28,115	—	28,115
Issuance of shares under stock purchase plan	23,977	—	23,977
Shares repurchased under provisions of stock repurchase plans	(125,206)	—	(125,206)
Stock compensation expense	33,060	—	33,060
Tax benefits from stock plans, net	1,280	—	1,280
Net earnings	265,030	972	266,002
Other comprehensive loss	(11,970)	(305)	(12,275)
Dividends paid ($0.30 per share)	(61,899)	—	(61,899)
Purchase of noncontrolling interest	(507)	(3,226)	(3,733)
Distributions to noncontrolling interest	—	(1,161)	(1,161)
Balance at September 30, 2013	$2,179,579	1,151	2,180,730
The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises and employee stock purchases. During the nine months ended September 30, 2014, 1,364,974 shares were repurchased at an average price of $42.73 per share. The Company also has a Discretionary Stock Repurchase Plan that was amended by the Board of Directors on February 24, 2014 to authorize management to reduce issued and outstanding stock to 190 million shares of common stock. During the nine months ended September 30, 2014, 10,057,648 shares were repurchased at an average price of $41.44 per share.
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
Subsequent to the end of the third quarter, on November 4, 2014, the Board of Directors declared a semi-annual dividend of $0.32 per share payable on December 15, 2014 to shareholders of record as of December 1, 2014.

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

	September 30, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$616,092	616,092	590,317	590,317
Corporate commercial paper	336,405	336,455	629,923	629,990
Time deposits	37,983	37,983	27,412	27,412
Total cash and cash equivalents	990,480	990,530	1,247,652	1,247,719
Short-Term Investments:
Corporate commercial paper	40,296	40,317	26,296	26,321
Time deposits	21	21	41	41
Total short-term investments	40,317	40,338	26,337	26,362
Total	$1,030,797	1,030,868	1,273,989	1,274,081
The fair value of corporate commercial paper is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).
Note 6. Contingencies
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations or financial position. As of September 30, 2014, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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
Financial information regarding the Company’s operations by geographic area is as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	ASIA PACIFIC	EUROPE and AFRICA	MIDDLE EAST and INDIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended September 30, 2014:
Revenues from unaffiliated customers	$438,882	55,209	22,962	850,855	253,683	83,514	—	1,705,105
Transfers between geographic areas	24,847	2,867	5,194	12,965	9,492	5,427	(60,792)	—
Total revenues	$463,729	58,076	28,156	863,820	263,175	88,941	(60,792)	1,705,105
Net revenues[1]	$215,320	27,323	16,792	149,069	79,007	25,745	—	513,256
Operating income	$68,972	7,779	4,890	57,409	14,413	5,668	—	159,131
Identifiable assets at period end	$1,333,124	113,621	53,939	733,776	506,442	173,455	11,696	2,926,053
Capital expenditures	$3,171	361	369	2,942	1,042	370	—	8,255
Depreciation and amortization	$8,369	303	226	2,030	1,389	424	—	12,741
Equity	$1,074,837	75,848	34,218	454,982	199,751	97,476	(33,182)	1,903,930
Three months ended September 30, 2013:
Revenues from unaffiliated customers	$396,764	52,962	22,136	777,845	212,507	75,752	—	1,537,966
Transfers between geographic areas	22,065	2,911	5,643	12,081	9,358	4,473	(56,531)	—
Total revenues	$418,829	55,873	27,779	789,926	221,865	80,225	(56,531)	1,537,966
Net revenues[1]	$199,107	26,255	15,627	147,477	70,949	25,487	—	484,902
Operating income	$55,627	8,524	5,317	57,975	11,894	6,976	—	146,313
Identifiable assets at period end	$1,694,366	102,713	52,785	663,584	438,711	142,843	3,561	3,098,563
Capital expenditures	$12,463	639	147	1,250	703	280	—	15,482
Depreciation and amortization	$7,608	211	210	2,343	1,534	723	—	12,629
Equity	$1,423,598	63,351	30,637	439,719	181,134	75,444	(33,153)	2,180,730

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	ASIA PACIFIC	EUROPE and AFRICA	MIDDLE EAST and INDIA	ELIMI- NATIONS	CONSOLI- DATED
Nine months ended September 30, 2014:
Revenues from unaffiliated customers	$1,256,075	162,136	65,594	2,346,073	725,833	240,180	—	4,795,891
Transfers between geographic areas	67,266	7,829	15,965	37,367	27,917	15,527	(171,871)	—
Total revenues	$1,323,341	169,965	81,559	2,383,440	753,750	255,707	(171,871)	4,795,891
Net revenues[1]	$607,508	79,017	48,797	420,788	230,702	75,744	—	1,462,556
Operating income	$180,650	23,155	14,425	161,686	39,698	17,163	—	436,777
Identifiable assets at period end	$1,333,124	113,621	53,939	733,776	506,442	173,455	11,696	2,926,053
Capital expenditures	$12,646	1,047	841	7,975	3,156	985	—	26,650
Depreciation and amortization	$24,100	879	665	6,246	4,352	1,298	—	37,540
Equity	$1,074,837	75,848	34,218	454,982	199,751	97,476	(33,182)	1,903,930
Nine months ended September 30, 2013:
Revenues from unaffiliated customers	$1,166,633	161,317	63,421	2,221,264	621,040	220,723	—	4,454,398
Transfers between geographic areas	65,308	7,971	16,133	34,316	27,427	13,359	(164,514)	—
Total revenues	$1,231,941	169,288	79,554	2,255,580	648,467	234,082	(164,514)	4,454,398
Net revenues[1]	$572,959	75,476	45,560	424,466	212,631	73,689	—	1,404,781
Operating income	$161,290	23,023	14,007	165,640	35,433	19,017	—	418,410
Identifiable assets at period end	$1,694,366	102,713	52,785	663,584	438,711	142,843	3,561	3,098,563
Capital expenditures	$22,196	1,534	551	14,858	2,464	1,088	—	42,691
Depreciation and amortization	$21,641	615	680	6,314	4,713	1,618	—	35,581
Equity	$1,423,598	63,351	30,637	439,719	181,134	75,444	(33,153)	2,180,730
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

The following table presents the calculation of consolidated net revenues:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Total revenues	$1,705,105	$1,537,966	$4,795,891	$4,454,398
Expenses:
Airfreight services	516,969	466,699	1,503,064	1,414,634
Ocean freight and ocean services	475,460	409,649	1,266,551	1,135,299
Customs brokerage and other services	199,420	176,716	563,720	499,684
Net revenues	$513,256	$484,902	$1,462,556	$1,404,781

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
The mix of services varies by segment based primarily on the import or export orientation of local operations in each region. In accordance with the Company's revenue recognition policy (see Note 1. E. to the consolidated financial statements in the Company's annual report on Form 10-K filed on February 27, 2014), almost all freight revenues and related expenses are recorded at origin and shipment profits are split between origin and destination offices by recording a commission fee or profit share revenue at destination and a corresponding commission or profit share expense as a component of origin consolidation costs. The Asia Pacific segment is the Company's largest export oriented region and accounted for 49% of revenues and 37% of operating income for the nine months ended September 30, 2014. Asia Pacific's operating income as a percentage of revenue is lower than other segments due to the largely export nature of operations in that region.
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
Any failure to perpetuate this unique culture on a self-sustained basis throughout the Company provides a greater threat to the Company’s continued success than any external force, which would be largely beyond its control. The Company strongly believes that it is nearly impossible to predict events that, in the aggregate, could have a positive or a negative impact on future operations. As a result, management's focus is on building and maintaining a global corporate culture and an environment where well-trained employees and managers are prepared to identify and react to changes as they develop and thereby help the Company adapt and thrive as major trends emerge.
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
The Company is currently conducting a comprehensive strategic assessment of its market positions and organizational structures. The primary purpose of the strategic assessment is to focus management's expertise to create an environment where the Company will be both unified and confident in allocating its resources in areas that maximize the total returns to its stakeholders. The Company's strategic assessment has resulted in the following four basic, broad key strategic initiatives:

•
Ensure every operating unit's base-line growth strategies for the air, ocean and customs services both defend existing market share and grow at the rate of that unit's (i.e. district or region) relevant market growth rate. Transcon and Distribution services are expected to maintain current growth rates.

•
Align and integrate European-Asian Pacific interests and European-North Americas interest to the same degree Asian Pacific and Americas interests have historically been aligned. This alignment is expected to result in additional growth in these markets beyond the base-line growth expectations, referenced above.

•
Leverage our long and deeply entrenched presence in various Asian export markets, and the reputation we have with strategic carriers servicing those markets, to create a stronger Asian import presence while concentrating and enhancing export capabilities in key strategic lanes, particularly into and out of China and Southeast Asia. This is expected to create additional product growth opportunities in these markets.

•	Expand market share growth and position in North America, traditionally the Company's most strategic market.
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
Results of Operations
The following table shows the total net revenues (a non-GAAP measure calculated as revenues less directly related operations expenses attributable to the Company's principal services) and the Company’s expenses for the three and nine-month periods ended September 30, 2014 and 2013, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues when analyzing and discussing management's effectiveness in managing the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment, whereas revenues earned by the Company in its other capacities include primarily the commissions and fees actually earned by the Company. Net revenue is one of the Company's primary operational and financial measures that demonstrates the ability of the Company to manage sell rates to customers with its ability to concentrate and leverage its purchasing power through effective consolidation of shipments from multiple customers utilizing a variety of transportation carriers and optimal routings. Using net revenue also provides a commonality for comparison among various services.
The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
(in thousands)
Airfreight services:
Revenues	$686,434		$628,116		$2,000,829		$1,891,459
Expenses	516,969		466,699		1,503,064		1,414,634
Net revenues	169,465	33%	161,417	33%	497,765	34%	476,825	34%
Ocean freight services and ocean services:
Revenues	600,483		525,193		1,606,145		1,462,679
Expenses	475,460		409,649		1,266,551		1,135,299
Net revenues	125,023	24	115,544	24	339,594	23	327,380	23
Customs brokerage and other services:
Revenues	418,188		384,657		1,188,917		1,100,260
Expenses	199,420		176,716		563,720		499,684
Net revenues	218,768	43	207,941	43	625,197	43	600,576	43
Total net revenues	513,256	100	484,902	100	1,462,556	100	1,404,781	100
Overhead expenses:
Salaries and related costs	272,548	53	261,613	54	789,257	54	765,599	54
Other	81,577	16	76,976	16	236,522	16	220,772	16
Total overhead expenses	354,125	69	338,589	70	1,025,779	70	986,371	70
Operating income	159,131	31	146,313	30	436,777	30	418,410	30
Other income, net	5,129	1	4,179	1	13,499	1	16,348	1
Earnings before income taxes	164,260	32	150,492	31	450,276	31	434,758	31
Income tax expense	61,463	12	57,763	12	171,556	12	168,756	12
Net earnings	102,797	20	92,729	19	278,720	19	266,002	19
Less net earnings attributable to the noncontrolling interest	416	—	329	—	1,213	—	972	—
Net earnings attributable to shareholders	$102,381	20%	$92,400	19%	$277,507	19%	$265,030	19%
Airfreight services:
Airfreight services revenues increased 9% in the third quarter of 2014, as compared with the same period for 2013, due to a 12% increase in tonnage that was partially offset by lower sell rates in response to competitive market conditions in North America and Asia Pacific. Airfreight services expenses increased 11% in the third quarter of 2014 as the increase in tonnage was slightly offset by negotiating lower buy rates with carriers, primarily on exports from North America and Asia Pacific.
Airfreight service revenues increased 6% during the nine-month period ended September 30, 2014, as compared with the same period for 2013, due to an 8% increase in tonnage that was partially offset by lower sell rates in response to competitive market conditions in North America and Asia Pacific. Airfreight services expenses also increased 6% for the nine-month period ended September 30, 2014 as the increase in tonnage was slightly offset by negotiating lower buy rates with carriers, primarily on exports from North America.
Airfreight services net revenues increased 5% for the three-month period ended September 30, 2014, as compared with the same period for 2013. This increase was primarily due to a 12% improvement in airfreight tonnage, partially offset by a 7% decrease in net revenue per kilo. North America export tonnage grew by 14% but net revenues increased by only 9% as the reduction in average sell rates to customers exceeded the reduction in average buy rates negotiated with carriers. Europe net revenues increased 27% primarily due to a 31% growth in export tonnage as a result of new customers. Asia Pacific net revenues decreased 5%. This was primarily the result of lower average sell rates in response to competitive market conditions, which resulted in a 14% reduction in net revenue per kilo and more than offset a 9% growth in export tonnage.
Airfreight services net revenues increased 4% for the nine-month period ended September 30, 2014, as compared with the same period for 2013. This was primarily due to an 8% improvement in airfreight tonnage, partially offset by a 5% decrease in net revenue per kilo. For the same reasons described above, North America export tonnage grew by 12% but net revenues increased by only 7%, Europe net revenues increased 19% primarily due to a 20% growth in export tonnage, and Asia Pacific net revenues decreased 4%, while export tonnage rose 4%.
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
Ocean freight services and ocean services:
Ocean freight and ocean services revenues increased 14% for the three-month period ended September 30, 2014, as compared with the same period for 2013, due primarily to an 11% increase in container volume and higher average sell rates to customers commensurate with increased carrier buy rates. Ocean freight and ocean services expenses increased 16% for the three-month period ended September 30, 2014, due primarily to increased volume and higher average buy rates. Container volume is measured in terms of forty-foot container equivalent units (FEUs).
Ocean freight and ocean services revenues increased 10% for the nine-month period ended September 30, 2014, as compared with the same period for 2013. Container volume increased 11% as the Company lowered sell rates, principally in the first half of 2014, to maintain its existing customer base and grow market share. Ocean freight and ocean services expenses increased 12% for the nine-month period ended September 30, 2014, primarily resulting from higher volumes and higher costs in ocean freight consolidation.
Ocean freight and ocean services net revenues increased 8% and 4% for the three and nine-month periods ended September 30, 2014, as compared with the same periods for 2013. Ocean freight and ocean services net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The largest component is ocean freight consolidation, which represented 45% and 44% of ocean freight net revenue for the three and nine-month periods ended September 30, 2014 and 44% and 46%, respectively, for the same periods ended in 2013.
Ocean freight consolidation net revenues increased 10% for the three-month period ended September 30, 2014, as compared with the same period in 2013. This increase was due primarily to an 11% growth in volume while net revenue per container remained constant. Average market prices improved during the third quarter as overall market demand increased due to seasonality. Ocean freight consolidation net revenues remained flat for the nine-month period ended September 30, 2014. The 11% increase in volume was offset by the effect of reducing sell rates, principally in the first half of 2014. This resulted in an 11% decrease in net revenue per container, primarily in North America and Asia Pacific.
Direct ocean freight forwarding net revenues increased 5% and 6%, respectively, for the three and nine-month periods ended September 30, 2014, as compared with the same periods in 2013, as a result of higher volumes principally in North America, Asia Pacific and Europe. Order management net revenues increased 9% for both the three and nine-month periods ended September 30, 2014, as compared with the same periods in 2013, mostly due to higher volumes with new and existing customers, primarily in North America. The overall margins in order management declined due to higher costs, primarily in Asia Pacific.
North America ocean freight and ocean services net revenues increased 11% and 5%, respectively, for the three and nine-month periods ended September 30, 2014, primarily due to an increase in ocean freight consolidation in the third quarter and growth in order management services for both the quarter and nine-month periods. Asia Pacific increased 8% in the third quarter due principally to ocean freight consolidation and direct ocean forwarding. Asia Pacific increased 2% during the nine month-period, primarily due to an increase in direct ocean forwarding. Europe ocean freight and ocean services net revenues increased 1% and 3% for the three and nine-month periods, primarily due to an increase in direct ocean forwarding.
Customs brokerage and other services:
Customs brokerage and other services revenues increased 9% and 8%, respectively, for the three and nine-month periods ended September 30, 2014, as compared with the same periods for 2013, as a result of increased volumes from existing and new customers. Customs brokerage and other services expenses increased 13% for both the three and nine-month periods ended September 30, 2014, due to higher costs associated with import and delivery services.
Customs brokerage and other services net revenues increased 5% and 4%, respectively, for the three and nine-month periods ended September 30, 2014, as compared with the same periods in 2013, primarily due to higher volumes from existing and new customers in North America. The margin percentage declined primarily as a result of higher import services costs and lower yields in domestic time-definite transportation services.
North America, Asia Pacific and Europe net revenues increased 6%, 4% and 5%, respectively, in the third quarter of 2014, as compared with the same period in 2013, primarily as a result of higher volumes from existing and new customers. North America, Asia Pacific and Europe net revenues increased 6%, 1% and 3%, respectively, in the nine-month period ended September 30, 2014, for the reasons described above.
Overhead expenses:
Salaries and related costs increased 4% and 3%, respectively, for the three and nine-month periods ended September 30, 2014, as compared with the same periods in 2013, primarily as a result of an increase in the number of employees in North America and Europe and higher average base salaries.
Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation will occur in proportion to changes in Company operating income, creating a direct alignment between corporate performance and shareholder interests. Bonuses to management for the nine-month period ended September 30, 2014 were up 1% as compared with the same period for 2013, primarily as a result of a 4% increase in operating income. The Company’s management incentive compensation programs have always been incentive-based and performance driven and there is no built-in bias that favors or enriches management in a manner inconsistent with overall corporate performance. Salaries and related costs as a percentage of net revenues decreased 1% and remained constant, respectively, for the three and nine-month periods ended September 30, 2014 as compared with the same periods for 2013.
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
Other overhead expenses increased 6% and 7%, respectively, for the three and nine-month periods ended September 30, 2014, as compared with the same periods in 2013. The increase in expenses in the third quarter of 2014 is primarily due to higher costs related to investments in software and systems and increased building, maintenance and warehousing costs, partially offset by lower bad debt expense and reduced legal costs and claims.
The increase in expenses in the first nine months of 2014 is primarily due to (i) consulting fees and costs associated with the Company's strategic assessment and organizational changes; (ii) higher costs related to investments in software and systems; (iii) increased building, maintenance and warehousing costs; (iv) higher travel costs partially offset by a recovery of bad debt expense and reduced legal costs. Other overhead expenses remained constant as a percentage of net revenues for the three and nine-month periods ended September 30, 2014, as compared with the same periods in 2013.
Income tax expense:
The Company pays income taxes in the United States and other jurisdictions. The Company’s consolidated effective income tax rate was 37.4% and 38.1% for the three and nine-month periods ended September 30, 2014 and 38.4% and 38.8%, for the same periods in 2013. The decreases in the effective tax rates over the prior periods are principally the result of an increasingly higher proportion of the Company's total outstanding stock options being non-qualified grants. The tax benefit associated with non-qualified stock option grants is recorded when the related compensation expense is recognized while the tax benefits for incentive stock options and employee stock purchase plan shares cannot be anticipated and are recognized if and when a disqualifying disposition event occurs.

Currency and Other Risk Factors
The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on the Company's ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three and nine months ended September 30, 2014 and 2013 was insignificant. The Company had no foreign currency derivatives outstanding at September 30, 2014 and December 31, 2013. During the three and nine months ended September 30, 2014, net foreign currency gains were approximately $2 million and net foreign currency losses were less than $1 million, respectively. For the same periods of 2013, net foreign currency losses were less than $1 million.
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
The primary competitive factors in the international logistics industry continue to be price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. The Company emphasizes quality customer service and believes that its prices are competitive with those of others in the industry. Customers regularly solicit bids from competitors in order to improve service, pricing and contractual terms such as seeking longer payment terms, higher or unlimited liability limits and performance penalties. Increased competition and competitors' acceptance of such expanded contractual terms could result in reduced revenues, reduced margins, higher operating costs or loss of market share, any of which would damage the Company's results of operations and financial condition.
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
Liquidity and Capital Resources
The Company’s principal source of liquidity is cash and cash equivalents, short-term investments and cash generated from operating activities. Net cash provided by operating activities for the three and nine months ended September 30, 2014, was approximately $87 million and $305 million, respectively, as compared with $96 million and $346 million for the same periods in 2013. The decreases of $9 million and $41 million for the three and nine-month periods ended September 30, 2014 are primarily due to net growth in accounts receivable, accounts payable, accrued expenses and income taxes payable. At September 30, 2014, working capital was $1,355 million, including cash and cash equivalents and short-term investments of $1,031 million. The Company had no long-term debt at September 30, 2014. Management believes that the Company’s current cash position and operating cash flows will be sufficient to meet its capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
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
Cash provided from investing activities for the third quarter of 2014 was $38 million and cash used was $67 million for the nine months ended September 30, 2014, as compared with cash used of $25 million and $141 million for the same periods in 2013. The Company received net proceeds from short-term investments of $46 million and made a net investment of $14 million for the three and nine-month periods ended September 30, 2014, respectively, as compared with net short-term investments of $10 million and $100 million, respectively, for the same periods in 2013. The Company had capital expenditures of $8 million and $27 million, respectively, for the three and nine-month periods ended September 30, 2014, as compared with capital expenditures of $15 million and $43 million, for the same periods in 2013. Capital expenditures in the three and nine months ended September 30, 2014 related primarily to investments in technology, office furniture and equipment and building and leasehold improvements. The Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. During the second quarter of 2014, the Company deposited $27 million in an escrow account for an expected land acquisition. Total capital expenditures in 2014 are estimated to be approximately $40 million. This includes routine capital expenditures plus additional real estate development.
Cash used in financing activities during the three and nine months ended September 30, 2014, was $89 million and $479 million as compared with $53 million and $142 million for the same periods in 2013. The Company uses the proceeds from stock option exercises, employee stock purchases and available cash to repurchase the Company’s common stock on the open market to limit the growth in issued and outstanding shares. Also, during the three and nine months ended September 30, 2014, the Company used cash to repurchase an additional 2.0 million and 9.6 million shares of common stock to reduce the number of total outstanding shares. During the nine months ended September 30, 2014 and 2013, the Company paid dividends of $0.32 and $0.30 per share, respectively.
The Company follows established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. Historically, the Company’s investment portfolio has not been adversely impacted by the disruption in the credit markets. However, there can be no assurance that the Company’s investment portfolio will not be adversely affected in the future.
At September 30, 2014, the Company was contingently liable for $75 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.
The Company's foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and needs to finance local capital expenditures. In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At September 30, 2014, cash and cash equivalent balances of $655 million were held by the Company’s non-United States subsidiaries, of which $46 million was held in banks in the United States. Earnings of the Company's foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States and, accordingly, a deferred tax liability has been accrued for all undistributed earnings, net of foreign related tax credits that are available to be repatriated.

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
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the nine months ended September 30, 2014, would have had the effect of raising operating income approximately $29 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $24 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the three and nine months ended September 30, 2014 and 2013 was insignificant. During the three and nine months ended September 30, 2014, net foreign currency gains were approximately $2 million and net foreign currency losses were less than $1 million, respectively. For the same periods of 2013, net foreign currency losses were less than $1 million. The Company had no foreign currency derivatives outstanding at September 30, 2014 and December 31, 2013. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of September 30, 2014, the Company had approximately $34 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.
Interest Rate Risk
At September 30, 2014, the Company had cash and cash equivalents and short term investments of $1,031 million, of which $415 million was invested at various short-term market interest rates. The Company had no long-term debt at September 30, 2014. A hypothetical change in the interest rate of 10 basis points at September 30, 2014 would not have a significant impact on the Company’s earnings.
In management’s opinion, there has been no material change in the Company’s interest rate risk exposure in the third quarter of 2014.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations or financial position. As of September 30, 2014, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the Company's annual report on Form 10-K filed on February 27, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2014	—	$—	—	19,220,122
August 1-31, 2014	1,823,140	41.08	1,823,140	16,702,789
September 1-30, 2014	1,000,000	42.15	1,000,000	15,746,480
Total	2,823,140	$41.46	2,823,140	15,746,480
In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of the Company’s common stock. This authorization has no expiration date. This plan was disclosed in the Company’s annual report on Form 10-K filed on March 31, 1995. In the third quarter of 2014, 712,992 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.
On November 13, 2001, the Company’s Board of Directors announced a Discretionary Stock Repurchase Plan, which authorized the repurchase of the Company's common stock in the open market to reduce the issued and outstanding common stock to 200 million shares. On February 24, 2014, the Plan was amended to authorize management to reduce issued and outstanding stock to 190 million shares. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. In the third quarter of 2014, 2,110,148 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases included 110,148 shares that were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises and the exercise of employee stock purchase rights and 2,000,000 shares to reduce the number of total shares outstanding.

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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

November 6, 2014	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

November 6, 2014	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Form 10-Q Index and Exhibits
September 30, 2014

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