Form 10-K
period 2014-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2015-02-26
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, based upon the closing price as of the last business day of the most recently completed second fiscal quarter ended June 30, 2014, was approximately $8,510,744,390.
At February 23, 2015, the number of shares outstanding of registrant’s Common Stock was 191,752,027.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2015 Annual Meeting of Shareholders to be held on May 21, 2015 are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1—BUSINESS
Expeditors International of Washington, Inc. ("the Company") is engaged in the business of providing global logistics services. The Company offers its customers a seamless international network of people and integrated information systems supporting the movement and strategic positioning of goods. The Company’s primary services include air and ocean freight transportation and customs brokerage. The Company also provides additional services including order management, time-definite transportation, warehousing and distribution, cargo insurance, and customized logistics solutions. As a third party logistics provider, the Company purchases cargo space from carriers, including airlines and ocean shipping lines, on a volume basis and resells that space to its customers. The Company does not compete for overnight courier or small parcel business and does not own aircraft or steamships. The following charts show the Company's 2014 revenues and net revenues (a non-GAAP measure calculated as revenues less directly related operating expenses) by service type:
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
At January 31, 2015, the Company, including its majority-owned subsidiaries, is organized functionally in geographic operating segments and operates full service offices in the regions identified below. Full service offices have also been established in locations where the Company maintains unilateral control over assets and operations and where the existence of the parent-subsidiary relationship is maintained by means other than record ownership of voting stock.
The Company operates full service offices in the following geographic operating segments:

•	Americas

◦	United States (47)

◦	Other North America (10)

◦	Latin America (15)

•	Asia Pacific (42)

•	Europe (50)

•	Middle East, Africa and India (22)
The Company also maintains sales and satellite offices which are aligned with and dependent on one or more full service offices. Additionally, the Company contracts with independent agents to provide required services and has established 46 such relationships world-wide.

| 1.

For information concerning the amount of revenues, net revenues, operating income, identifiable assets, capital expenditures, depreciation and amortization and equity attributable to the geographic areas in which the Company conducts its business, see Note 10 to the consolidated financial statements.
Airfreight Services
Airfreight services accounted for approximately 42 percent of the Company's total revenues and 34 percent of total net revenues in each of the last three years. When performing airfreight services, the Company typically acts either as a freight consolidator or as an agent for the airline which carries the shipment. When acting as a freight consolidator, the Company purchases cargo space from airlines on a volume basis and resells that space to its customers at lower rates than the customers could obtain directly from airlines on an individual shipment. The Company issues a House Airway Bill (HAWB) to its customers as its contract of carriage and separately receives a Master Airway Bill from the airlines when the freight is physically tendered. When moving shipments between points where the nature or volume of business does not facilitate consolidation, the Company receives and forwards individual shipments as the agent of the airline which carries the shipment. Whether acting as a consolidator or agent, the Company offers its customers knowledge of optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with space availability in periods of peak demand.

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

The Company estimates its average airfreight consolidation weighs approximately 2,800 pounds and a typical consolidation includes merchandise from several shippers. Because shipment by air is relatively expensive compared with ocean transportation, air shipments are generally characterized by a high value-to-weight ratio, the need for rapid delivery, or both.

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

The Company’s airfreight net revenues for a consolidated shipment include the differential between the rate charged to the Company by an airline and the rate which the Company charges to its customers, commissions paid to the Company by the airline carrying the freight and fees for ancillary services. Such ancillary services provided by the Company include preparation of shipping and customs documentation, packing, crating, insurance services, negotiation of letters of credit, and the preparation of documentation to comply with local export laws. When the Company acts as an agent for an airline handling an unconsolidated shipment, its net revenues are primarily derived from commissions paid by the airline and fees for ancillary services paid by the customer.

Management believes that the ownership of aircraft would subject the Company to undue business risks, including large capital outlays, increased fixed operating expenses, volatile fuel prices, problems of fully utilizing aircraft and competition with airlines. Because the Company relies on commercial airlines to transport its shipments, changes in carrier financial stability, policies and practices such as pricing, payment terms, scheduling, capacity and frequency of service may adversely affect its business.

Over the last two years, airline profitability has improved though many air carriers remain highly leveraged with debt. Carriers continue to merge and consolidate operations and reduce available capacity to improve financial results. Some airlines have significantly reduced their reliance on cargo-only aircraft to service their airfreight customers as high technology consumer products continue to decrease in size and weight and as customers remain focused on improving supply-chain efficiency, seek to reduce overall logistics costs by negotiating lower rates and by utilizing ocean freight whenever possible. The reduction in capacity allows asset-based carriers to raise rates in the face of declining or stable demand. When fewer planes are flying, the Company has fewer shipping options from which to craft service offerings to meet customers’ needs. The combination of reduced capacity, higher rates and less frequent flights could challenge the Company’s ability to maintain historical unitary profitability.
Recent declines in oil prices did not significantly impact airfreight buy and sell rates in 2014. However, in 2015 airfreight customers have begun to seek reductions in rates related to lower oil prices. Currently, there is uncertainty as to how buy rates will be impacted due to a number of factors, including that some air carriers having hedged fuel costs through 2015. Presently, most carriers have not incorporated lower fuel costs in their pricing structure. Because fuel is an integral part of carriers' costs and impacts both the Company's cargo space buy rates and its sell rates to customers, the Company would expect its airfreight revenues and costs to decline should lower fuel prices persist. The Company would not expect an adverse effect on airfreight net revenues resulting from a decline in oil prices.

Ocean Freight and Ocean Services
Ocean freight services accounted for approximately 33 percent of the Company's total revenues and 23 percent of total net revenues in each of the past three years. The Company operates Expeditors International Ocean, Inc. (“EIO”), an Ocean Transportation Intermediary, sometimes referred to as a Non-Vessel Operating Common Carrier (“NVOCC”) which specializes in ocean freight services in most major trade lanes in the world. EIO also provides service, on a smaller scale, to and from any location where the Company has an office or agent. Ocean freight services are comprised of three basic services: ocean freight consolidation (EIO), direct ocean forwarding and order management.

| 2.

Ocean freight consolidation: As an NVOCC, EIO contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate. EIO handles full container loads for customers that do not want to contract directly with the ocean carriers and for those customers that prefer to supplement their carrier strategy with an NVOCC. EIO also solicits Less-than Container Load (“LCL”) freight to fill the containers and charges lower rates than those available directly from shipping lines. The Company issues a House Ocean Bill ("HOBL") to customers as the contract of carriage and receives a separate Master Ocean Bill of Lading ("MOBL") when freight is physically tendered. Revenues from fees charged to customers for ancillary services which the Company may provide include the preparation of shipping and customs documentation, packing, crating, insurance services, negotiation of letters of credit, and the preparation of documentation to comply with local export laws.
Direct ocean forwarding: When the customer contracts directly with the steamship line, the Company acts as an agent of the customer and derives its revenues from commissions paid by the steamship line and handling fees paid by the customer. In such arrangements, no HOBL is issued by the Company. The carrier issues a MOBL directly to the customer who employs the Company to create documentation, manage shipment information and arrange various services to facilitate the shipment of goods. The MOBL shows the customer as the shipper.
Order management: Order management provides services which manage origin consolidation, supplier performance, carrier allocation, carrier performance, container management, document management, destination management and PO/SKU visibility through a web based application. Customers have the ability to monitor and report against near real time status of purchase orders from the date of creation through final delivery. Item quantities, required ship dates, commodity descriptions, estimated vs. actual ex-factory dates, container utilization, and document visibility are many of the managed functions that are visible and reportable via the web. Order management is available for various modes of transportation including ocean, air, truck and rail. Order management revenues are derived from services provided to the shipper as well as management fees associated with managing purchase order execution against customer specific rules. One basic function of Order management involves arranging cargo from many suppliers in a particular origin and “consolidating” these shipments into the fewest possible number of containers to maximize space utilization and minimize cost. Through origin consolidation, customers can reduce the number of containers shipped by putting more product in larger and fewer containers.
Ocean carriers incurred substantial operating losses in recent years, and many are highly leveraged with debt. While the overall global volumes have increased slightly over recent years, many carriers continue to take delivery of new ships which creates excess capacity. This excessive capacity causes most carriers to redeploy ships and modify sailing schedules to improve financial results. The potential combination of reduced sailing schedules and pricing volatility could impact the Company’s ability to maintain historical unitary profitability.
Recent declines in oil prices did not significantly impact ocean freight buy and sell rates in 2014. However, in 2015 ocean freight customers have begun to seek reductions in rates related to lower oil prices. Currently, there is uncertainty as to how buy rates will be impacted due to a number of factors. Presently, most carriers have not incorporated lower fuel costs in their pricing structure. Because fuel is an integral part of carriers' costs and impacts both the Company's cargo space buy rates and its sell rates to customers, the Company would expect its ocean freight revenues and costs to decline should lower fuel prices persist. The Company would not expect an adverse effect on ocean freight net revenues resulting from a decline in oil prices.
Customs Brokerage and Other Services
Customs brokerage and other services accounted for approximately 25 percent of the Company's total revenues and 43 percent of total net revenues in each of the past three years. As a customs broker, the Company assists importers to clear shipments through customs by preparing required documentation, calculating and providing for payment of duties and other taxes on behalf of the importer, arranging for any required inspections by governmental agencies, and arranging for delivery. Changing regulations, the commodities being cleared and the time sensitive nature of the border brokerage business require the Company to continue to make enhancements to its systems in order to provide competitive service. The Company provides customs clearance services in connection with many of the shipments it handles in its transportation services. However, substantial customs brokerage revenues are derived from customers that elect to use a competitor for transportation services. Conversely, shipments handled by the Company may be processed by another customs broker selected by the customer.
The Company also provides other value added services at destination such as warehousing and distribution, time-definite transportation services (Transcon) and consulting services, none of which are currently individually significant to the Company’s total revenues and net revenues. The Company's distribution and warehousing services include distribution center management, inventory management, order fulfillment, returns programs and order level services. Transcon is a multi-modal product, which offers time-definite, intra-continental transportation solutions, often by ground and other specialty handling services. The Company’s wholly-owned subsidiary, Expeditors Tradewin, L.L.C., responds to customer driven requests for customs consulting services. Fees for these non-transactional services are based upon hourly billing rates and bids for mutually agreed projects.
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

| 3.

The goods handled by the Company are generally a function of the products which dominate international trade between any particular origin and destination. Shipments of computers and components, electronic and consumer goods, medical equipment, pharmaceutical products, retail goods, automotive parts, aviation parts, industrial equipment and oil and energy equipment comprise a significant percentage of the Company’s business. Typical import customers include retailers and distributors of consumer electronics, department store chains, clothing and shoe wholesalers, and high-tech, industrial and automotive manufacturers. The Company has also established industry vertical teams located throughout its network that focus on aviation and aerospace, healthcare, oil and energy, and retail and fashion. Historically, no single customer has accounted for five percent or more of the Company’s net revenues.
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
In addition, the Company’s ability to provide services to its customers is highly dependent on good working relationships with a variety of entities including airlines, ocean steamship lines, ground transportation providers and governmental agencies. The Company considers its current working relationships with these entities to be satisfactory. However, changes in the financial stability and operating capabilities and capacity of asset-based carriers, space allotments available from carriers, governmental regulation or deregulation efforts, modernization of the regulations governing customs brokerage, and/or changes in governmental restrictions, quota restrictions or trade accords could affect the Company’s business in unpredictable ways.
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

| 4.

Environmental
In the United States, the Company is subject to Federal, state and local provisions regulating the discharge of materials and emissions into the environment or otherwise for the protection of the environment. Similar laws apply in many other jurisdictions in which the Company operates. Although current operations have not been significantly affected by compliance with these environmental laws, governments, service providers and customers are becoming increasingly sensitive to environmental issues, and the Company cannot predict what impact future environmental regulations may have on its business. The Company does not anticipate making any material capital expenditures for environmental control purposes during 2015.
Employees
At January 31, 2015, the Company employed approximately 14,670 people, 5,290 in the United States and 990 in the balance of North America, 760 in Latin America, 3,780 in Asia Pacific, 2,510 in Europe, and 1,340 in the Middle East, Africa and India.  The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be satisfactory.

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

| 5.

Executive Officers of the Registrant
The following table sets forth the names, ages, and positions of current executive officers of the Company.

Name	Age	Position
Jeffrey S. Musser	49	President, Chief Executive Officer and director
James L.K. Wang	66	President-Asia and director
R. Jordan Gates	59	President and Chief Operating Officer and director
Philip M. Coughlin	54	President-Global Geographies and Operations
Rommel C. Saber	57	President-Europe, Africa, Near/Middle East and Indian Subcontinent
Eugene K. Alger	54	Executive Vice President-Global Services
Bradley S. Powell	54	Senior Vice President and Chief Financial Officer
Christopher J. McClincy	40	Senior Vice President and Chief Information Officer
Benjamin G. Clark	46	Senior Vice President-General Counsel
Jeffrey S. Musser joined the Company in February 1983 and was promoted to District Manager in October 1989. Mr. Musser was elected to Regional Vice President in September 1999, Senior Vice President-Chief Information Officer in January 2005 and to Executive Vice President and Chief Information Officer in May 2009. On December 19, 2013, Mr. Musser was appointed as President and Chief Executive Officer succeeding Peter J. Rose as Chief Executive Officer effective March 1, 2014 and was elected by the Board of Directors as a director effective March 1, 2014.
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
Philip M. Coughlin joined the Company in October 1985 and was promoted to District Manager in August 1986. Mr. Coughlin was elected Regional Manager in January 1991, Regional Vice President in January 1992, Senior Vice President of North America in September 1999 and to Executive Vice President-North America in March 2008. In June 2014, Mr. Coughlin was promoted to President-Global Geographies and Operations.
Rommel C. Saber joined the Company as Directors-Near/Middle East in February 1990. Mr. Saber was elected Senior Vice President-Sales and Marketing in January 1993, Senior Vice President-Air Export in September 1993, Senior Vice President Near/Middle East and Indian Subcontinent in July 1997, Executive Vice President-Europe, Africa and Near/Middle East in August 2000 and President-Europe, Africa, Near/Middle East and Indian Subcontinent in February 2006. In May 2014, the Company announced that Mr. Saber would retire at the end of the first quarter of 2015.
Eugene K. Alger joined the Company in October 1982 and was promoted to District Manager in May 1983. Mr. Alger was elected Regional Vice President in January 1992, Senior Vice President of North America in September 1999 and to Executive Vice President-North America in March 2008. In June 2014, Mr. Alger was promoted to Executive Vice President-Global Services.
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
Christopher J. McClincy joined the Company in July 1998 and was promoted to Vice President-Information Services in April 2009. In February 2014, Mr. McClincy was promoted to Senior Vice President and Chief Information Officer.

Benjamin G. Clark joined the Company in February 2015 as Senior Vice President - General Counsel. Preceding Expeditors Mr. Clark served as Executive Vice President and General Counsel of the Dematic Group, a global provider of intelligent intralogistics and materials handling solutions. Prior to his experience with Dematic, Mr. Clark spent four years as the Vice President and Deputy General Counsel for the publicly traded Celanese Corporation, a global technologies and specialty materials company. From 2002 to 2009 Mr. Clark worked for Honeywell International, Inc., where he held progressively responsible roles concluding as the Vice President and General Counsel, Aerospace Global Operations.
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

| 6.

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
The continuing global terrorist threat and governments’ overriding concern for the safety of passengers and citizens who import and/or export goods into and out of their respective countries has resulted in a proliferation of cargo security and other regulations over the past several years. Many of these regulations are complex and require varying degrees of interpretation. While these regulations have already created a marked difference in the security and other arrangements required to move shipments around the globe, regulations are expected to become more stringent in the future. As governments look for ways to minimize the exposure of their citizens to potential terror related incidents, the Company and its competitors in the transportation business may be required to incorporate security and other procedures within their scope of services to a far greater degree than has been required in the past. The Company feels that increased security and other requirements may involve further investments in technology and more sophisticated screening procedures being applied to cargo, customers, vendors and employees. The Company’s position is that any increased cost of compliance with security regulations will be passed through to those who are beneficiaries of the Company’s services.
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
In certain circumstances, the Company will assume additional limited liability. The Company maintains cargo legal liability insurance covering claims for losses attributable to missing or damaged shipments for which it is legally liable. The Company also maintains insurance coverage for the property of others which is stored in Company warehouse facilities. This insurance coverage is provided by a Vermont U.S. based insurance entity wholly-owned by the Company. The coverage is fronted and reinsured by a global insurance company. The total risk retained by the Company in 2014 was $5 million. In addition, the Company is licensed as an insurance broker through its subsidiary, Expeditors Cargo Insurance Brokers, Inc. and places insurance coverage for other customers.

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

A significant portion of the Company’s revenues are derived from customers in retail industries whose shipping patterns are tied closely to consumer demand, and from customers in industries whose shipping patterns are dependent upon just-in-time production schedules. Therefore, the timing of the Company’s revenues are, to a large degree, impacted by factors out of the Company’s control, such as a sudden change in consumer demand for retail goods, product launches and/or manufacturing production delays. Additionally, many customers ship a significant portion of their goods at or near the end of a quarter, and therefore, the Company may not learn of a shortfall in revenues until late in a quarter. To the extent that a shortfall in revenues or earnings was not expected by securities analysts or investors, any such shortfall from levels predicted by securities analysts or investors could have an immediate and adverse effect on the trading price of the Company’s stock.

Foreign Operations
The majority of the Company’s revenues and operating income comes from operations conducted outside the United States. To maintain a global service network, the Company may be required to operate in hostile locations and in dangerous situations.

In addition, the Company operates in parts of the world where common business practices could constitute violations of the anti-corruption laws, rules, regulations and decrees of the United States, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and of all other countries in which the Company conducts business; as well as trade control laws, or laws, regulations and Executive Orders imposing embargoes and sanctions; and anti-boycott laws and regulations. Compliance with these laws, rules, regulations and decrees is dependent on the Company’s employees, service providers, agents, third party brokers and customers, whose individual actions could violate these laws, rules, regulations and decrees. Failure to comply could result in substantial penalties and additional expenses, damage to the Company’s reputation and restrictions on its ability to conduct business.

| 8.

RISK FACTORS	DISCUSSION AND POTENTIAL SIGNIFICANCE

Key Personnel
The Company is a service business. The quality of this service is directly related to the quality of the Company’s employees. Identifying, training and retaining key employees is essential to continued growth and future profitability. Effective succession planning is an important element of the Company's programs. Failure to ensure an effective transfer of knowledge and smooth transitions involving key employees could hinder the Company's ability to execute on its business strategies and level of service. Senior management of the Company includes employees with long tenures, many of whom are approaching retirement age and some of whom announced their retirement in 2014. The loss of the services of one or more key personnel could have an adverse effect on the Company’s business. The Company must continue to develop and retain management personnel to address issues of succession planning.

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

Technology
The Company relies heavily and must compete based upon the flexibility and sophistication of the technologies utilized in performing its core businesses. Future results depend upon the Company's success in the cost effective development, maintenance and integration of secure communication and information systems technologies, including those acquired from and maintained by third parties. As the Company and its customers continue to increase reliance on these systems and as additional features are added, the risks also increase. The Company has begun upgrading many of its systems, including core operations and accounting. This process is inherently complex and if not managed properly could lead to disruptions in the Company's operations. The Company has implemented processes and procedures to mitigate these risks; however, these measures cannot assure the prevention of a serious negative event in the future.

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

Growth
The Company has historically relied primarily upon organic growth and has tended to avoid growth through acquisition. Future results will depend upon the Company’s ability to anticipate and adapt to constantly evolving supply chain requirements and innovations. To continue to grow organically, the Company must gain profitable market share and successfully develop and market new service offerings. When investment opportunities arise, the Company’s success will be dependent on its ability to evaluate and integrate the acquisitions.

Regulatory Environment
The Company is affected by ever increasing regulations from a number of sources in the United States and in foreign locations in which the Company operates. Many of these regulations are complex and require varying degrees of interpretation and increase the Company's costs. The current business environment tends to stress the avoidance of risk through regulation and oversight, the effect of which is likely to be unforeseen costs and potentially unforeseen consequences.

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
Competition
The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. There are a large number of companies competing in one or more segments of the industry, but the number of firms with a global network that offer a full complement of logistics services is more limited. Many of these competitors have significantly more resources than the Company. Depending on the location of the shipper and the importer, the Company must compete against both the niche players and larger entities, including some carriers. The primary competitive factors are price and quality of service. Many larger customers utilize the services of multiple logistics providers. Customers regularly solicit bids from competitors in order to improve service, pricing and contractual terms such as seeking longer payment terms, higher or unlimited liability limits and performance penalties. Increased competition and competitors' acceptance of expanded contractual terms could result in reduced revenues, reduced margins, higher operating costs or loss of market share, any of which would damage the Company’s results of operations and financial condition.

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

These unfavorable conditions can create situations where rate increases charged by carriers and other service providers are implemented with little or no advanced notice. The Company often times cannot pass these rate increases on to its customers in the same time frame, if at all. As a result, the Company’s yields and margins can be negatively impacted, as experienced in 2012 and parts of 2013 and 2014, particularly with ocean freight.

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

| 10.

ITEM 1B — UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2 — PROPERTIES
The Company owns the following properties:

Location	Nature of Property
United States:
Washington, Seattle	Corporate headquarters
California, Brisbane	Office and warehouse building
California, Hawthorne	Office and warehouse building
Florida, Miami	Office and warehouse building
Illinois, Bensenville	Office and warehouse building
New Jersey, Edison	Office and warehouse building
New York, Inwood	Office and warehouse building
Texas, Humble	Office and warehouse building
Washington, SeaTac	Office building
Washington, Spokane	Office building

Asia Pacific:
China, Beijing	Office and warehouse building
China, Shanghai	Office building
China, Shenzhen	Offices
China, Tianjin	Offices
Hong Kong, Kowloon	Offices
Korea, Seoul	Office and warehouse
Taiwan, Taipei	Offices

Europe:
Belgium, Brussels	Office and warehouse building
England, London	Office and warehouse building
Ireland, Cork	Office and warehouse building
Ireland, Dublin	Office and warehouse building

Latin America:
Costa Rica, Alajuela	Office building

Middle East:
Egypt, Cairo	Office and warehouse building
The Company leases and maintains 79 additional offices and warehouse locations in the United States and 377 leased locations throughout the world, primarily located close to an airport, ocean port, or on an important border crossing. The majority of these facilities contain warehouse facilities. Lease terms are either on a month-to-month basis or terminate at various times through 2025. See Note 8 to the Company’s consolidated financial statements for lease commitments. The Company will investigate the possibility of building or buying suitable facilities. The Company believes that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.

ITEM 3 — LEGAL PROCEEDINGS
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations or financial position. As of December 31, 2014, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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

	Common Stock			Common Stock
Quarter	High	Low	Quarter	High	Low
2014			2013
First	$45.69	$38.42	First	$43.80	$35.33
Second	$46.80	$38.54	Second	$40.71	$34.83
Third	$45.78	$39.97	Third	$45.48	$37.79
Fourth	$47.24	$38.14	Fourth	$46.90	$41.79
There were 1,018 shareholders of record as of February 23, 2015. This figure does not include a substantially greater number of beneficial holders of the Company’s common stock, whose shares are held of record by banks, brokers and other financial institutions.
The Board of Directors declared semi-annual dividends per share during the two most recent fiscal years paid as follows:

June 16, 2014	$0.32
December 15, 2014	$0.32
June 17, 2013	$0.30
December 16, 2013	$0.30
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2014	—	$—	—	15,757,532
November 1-30, 2014	491,441	$46.07	491,441	15,775,012
December 1-31, 2014	1,184,000	$44.75	1,184,000	14,221,713
Total	1,675,441	$—	1,675,441	14,221,713
In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of the Company’s common stock. This authorization has no expiration date. This plan was disclosed in the Company’s annual report on Form 10-K filed on March 31, 1995. In the fourth quarter of 2014, 160,853 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.
In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of the Company's common stock in the open market to reduce the issued and outstanding stock down to 200 million shares. The Board of Directors amended the plan on February 24, 2014, to authorize repurchases down to 190 million shares of common stock and on February 24, 2015, further authorized repurchases down to 188 million shares of common stock. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. In the fourth quarter of 2014, 1,514,588 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases included 65,588 shares that were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises and 1,449,000 shares to reduce the number of total shares outstanding.

| 12.

The graph below compares Expeditors International of Washington, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the NASDAQ Transportation index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2009 and tracks it through 12/31/2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Expeditors International of Washington, Inc., the S&P 500 Index,
and the NASDAQ Transportation Index

	12/09	12/10	12/11	12/12	12/13	12/14

Expeditors International of Washington, Inc.	$100.00	$158.45	$120.16	$117.76	$133.68	$136.68
Standard and Poor's 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
NASDAQ Transportation	100.00	128.91	111.44	122.10	161.38	229.56

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

| 13.

ITEM 6 — SELECTED FINANCIAL DATA
Financial Highlights
In thousands except share and per share data

	2014	2013	2012	2011	2010
Revenues	$6,564,721	6,080,257	5,992,215	6,161,537	5,978,286
Net revenues[1]	1,981,427	1,882,853	1,835,370	1,907,516	1,703,499
Net earnings attributable to shareholders	376,888	348,526	333,360	385,679	344,172
Diluted earnings attributable to shareholders per share	1.92	1.68	1.57	1.79	1.59
Basic earnings attributable to shareholders per share	1.92	1.69	1.58	1.82	1.62
Dividends declared and paid per common share	0.64	0.60	0.56	0.50	0.40
Working capital	1,305,467	1,545,069	1,515,041	1,490,738	1,278,377
Total assets	2,890,905	3,014,812	2,954,125	2,866,827	2,679,179
Shareholders’ equity	1,868,408	2,084,783	2,027,699	2,003,638	1,740,906
Weighted average diluted shares outstanding	196,768,067	206,895,473	211,935,171	215,033,580	216,446,656
Weighted average basic shares outstanding	196,146,676	205,994,656	210,422,945	212,117,511	212,283,966

_______________________
1Non-GAAP measure calculated as revenues less directly related operating expenses attributable to the Company's principal services.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2014 contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. Statements including those preceded by, followed by or that include the words or phrases “will likely result”, “are expected to”, "would expect", "would not expect", “will continue”, “is anticipated”, “estimate”, “project”, "plan", "believe", "probable", "reasonably possible" "may", "could", "should", "intends", "foreseeable future" or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are qualified in their entirety by reference to and are accompanied by the discussion in Item 1A of certain important factors that could cause actual results to differ materially from such forward-looking statements.
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
The Company is managed along four geographic areas of responsibility: Americas; Asia Pacific; Europe; and Middle East, Africa and India (MAIR). Each area is divided into sub-regions which are composed of operating units with individual profit and loss responsibility. The Company’s business involves shipments between operating units and typically touches more than one geographic area. The nature of the international logistics business necessitates a high degree of communication and cooperation among operating units. Because of this inter-relationship between operating units, it is very difficult to examine any one geographic area and draw meaningful conclusions as to its contribution to the Company’s overall success on a stand-alone basis. The following chart shows net revenues by geographic areas of responsibility for the years ended December 31, 2014, 2013 and 2012:
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
The mix of services varies by segment based primarily on the import or export orientation of local operations in each region. In accordance with the Company's revenue recognition policy (see Note 1. E to the consolidated financial statements of this report), almost all freight revenues and related expenses are recorded at origin and shipment profits are split between origin and destination offices by recording a commission fee or profit share revenue at destination and a corresponding commission or profit share expense as a component of origin consolidation costs. The Asia Pacific segment is the Company's largest export oriented region and accounted for 49% of revenues and 39% of operating income for the year

| 15.

ended December 31, 2014. Asia Pacific's operating income as a percentage of revenue is lower than other segments due to the largely export nature of operations in that region.
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

The Company reinforces these values with a compensation system that rewards employees for profitably managing the things they can control. This compensation system has been in place since the Company became a publicly traded entity. There is no limit to how much a key manager can be compensated for success. The Company believes in a “real world” environment in every operating unit where individuals are not sheltered from the profit implications of their decisions. If these decisions result in operating losses,management must make up these losses with future operating profits, in the aggregate, before any cash incentive compensation can be earned. Executive management, in very limited circumstances, has made exceptions at the branch operating unit level. At the same time, the Company insists on continued focus on such things as accounts receivable collection, cash flow management and credit soundness in an attempt to insulate managers from the sort of catastrophic errors that might end a career.
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
The Company’s ability to provide services to its customers is highly dependent on good working relationships with a variety of entities including airlines, steamship lines, ground transportation providers and governmental agencies. The significance of maintaining acceptable working relationships with these entities has gained increased importance as a result of ongoing concern over terrorism and increased governmental regulation and oversight of international trade. A good reputation helps to develop practical working understandings that will assist in meeting security requirements while minimizing potential international trade obstacles, especially as governments promulgate new regulations and increase oversight and enforcement of new and existing laws. The Company considers its current working relationships with these entities to be satisfactory.  Over the last two years, airline profitability has improved though many air carriers remain highly leveraged with debt. The ocean steamship line industry has incurred significant losses in recent years and many carriers are highly leveraged with debt. This situation has required the Company to be increasingly selective in determining which carriers to utilize. Further changes in the financial stability, operating capabilities and capacity of asset-based carriers, space allotments available from carriers, governmental regulations, and/or trade accords could adversely affect the Company’s business in unpredictable ways.
In 2014, the Company completed a comprehensive strategic assessment of its market positions and organizational structures. The primary purpose of the strategic assessment is to focus management's expertise to create an environment where the Company will be both unified and confident in allocating its resources in areas that maximize the total returns to its stakeholders. The Company's strategic assessment has resulted in the following four basic, broad key strategic initiatives:

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

| 16.

International Trade and Competition
The Company operates in 63 countries in the competitive global logistics industry and Company activities are closely tied to the global economy. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, and laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to current tariffs and trade restrictions and accords. The Company cannot predict which, if any, of these proposals may be adopted, or the effects the adoption of any such proposal will have on the Company’s business. Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies concerning international trade, the Company’s business may also be affected by political developments and changes in government personnel or policies, as well as economic turbulence, political unrest and security concerns in the nations in which it does business and the future impact that these events may have on international trade and oil prices.
The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. Consistent with continuing uncertainty in global economic conditions, concerns over volatile fuel costs, rising costs in general, disruptions in port services, political unrest and fluctuating currency exchange rates, the Company’s pricing and terms continue to be pressured by customers, carriers and service providers which has resulted in a compression of the Company's unitary margins during 2014. We expect these competitive conditions to continue.
Recent declines in oil prices did not significantly impact buy and sell rates in 2014. However, in 2015 customers have begun to seek reductions in rates related to lower oil prices. Currently, there is uncertainty as to how buy rates will be impacted due to a number of factors, including that some carriers having hedged fuel costs through 2015. Presently, most carriers have not incorporated lower fuel costs in their pricing structure. Because fuel is an integral part of carriers' costs and impacts both the Company's cargo space buy rates and its sell rates to customers, the Company would expect its gross revenues and costs to decline should lower fuel prices persist. The Company would not expect an adverse effect on net revenues resulting from a decline in oil prices.
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
Management believes that the nature of the Company’s business is such that there are few complex challenges in accounting for operations. While judgments and estimates are a necessary component of any system of accounting, the Company’s use of estimates is limited primarily to the following areas:

•	accounts receivable valuation;

•	accrual of costs related to ancillary services the Company provides;

•	accrual of insurance liabilities for the portion of the related exposure which the Company has self-insured;

•	accrual of various tax liabilities;

•	accrual of loss contingencies; and

•	calculation of stock-based compensation expense.
These estimates, other than the accrual of loss contingencies and calculation of stock-based compensation expense, are not highly uncertain and have not historically been subject to significant change. Management believes that the methods utilized in all of these areas are non-aggressive in approach and consistent in application. Management believes that there are limited, if any, alternative accounting principles or methods which could be applied to the Company’s transactions. While the use of estimates means that actual future results may be different from those contemplated by the estimates, the Company believes that alternative principles and methods used for making such estimates would not produce materially different results than those reported.
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
The Company is subject to taxation in multiple U.S. and foreign tax jurisdictions. As discussed in Note 1.F to the consolidated financial statements in this report, earnings of the Company’s foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States and, accordingly, U.S. Federal and State income taxes are provided for all undistributed earnings net of related foreign tax credits. Accounting for income taxes involves judgment. The Company believes its tax positions, including intercompany transfer pricing policies, are reasonable and consistent. As a matter of course, the Company is audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution could result in the Company owing additional taxes. The Company establishes liabilities when, despite its belief that the tax return positions are appropriate and consistent with tax law, it concludes that it may not be successful in realizing the tax benefit. In evaluating a tax position, the Company determines whether it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company’s estimate of any ultimate tax liability contains assumptions based on past experiences, judgments about potential actions by taxing jurisdictions as well as judgments about the likely

| 17.

outcome of issues that have been raised by the taxing jurisdiction. The Company believes the estimates and assumptions used to support its evaluation of its tax positions are reasonable. However, final determinations of tax liabilities could be materially different from estimates.
As described in Note 1.H to the consolidated financial statements in this report, the Company accounts for stock-based compensation based on an estimate of the fair value of options granted to employees under the Company’s stock option and stock purchase rights plans. This expense, as adjusted for expected forfeitures, is recorded on a straight-line basis over the vesting period.
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
Results of Operations
The following table shows the total net revenues (a non-GAAP measure calculated as revenues less directly related operations expenses attributable to the Company’s principal services) and the Company’s expenses for 2014, 2013, and 2012 expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues when analyzing and discussing management's effectiveness in managing the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment, whereas revenues earned by the Company in its other capacities include primarily the commissions and fees actually earned by the Company. Net revenue is one of the Company's primary operational and financial measures that demonstrates the ability of the Company to manage sell rates to customers with its ability to concentrate and leverage its purchasing power through effective consolidation of shipments from multiple customers utilizing a variety of transportation carriers and optimal routings. Using net revenue also provides a commonality for comparison among various services.

| 18.

The table, chart and the accompanying discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto in this report.

	2014		2013		2012
In thousands	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
Airfreight services:
Revenues	$2,780,840		$2,633,830		$2,600,916
Expenses	2,103,777		1,994,374		1,983,696
Net revenues	677,063	34%	639,456	34%	617,220	34%
Ocean freight and ocean services:
Revenues	2,174,394		1,958,231		1,974,891
Expenses	1,712,795		1,521,340		1,542,170
Net revenues	461,599	23	436,891	23	432,721	24
Customs brokerage and other services:
Revenues	1,609,487		1,488,196		1,416,408
Expenses	766,722		681,690		630,979
Net revenues	842,765	43	806,506	43	785,429	42
Total net revenues	1,981,427	100	1,882,853	100	1,835,370	100
Overhead expenses:
Salaries and related costs	1,065,329	54	1,032,601	55	995,052	54
Other	321,450	16	298,179	16	309,520	17
Total overhead expenses	1,386,779	70	1,330,780	71	1,304,572	71
Operating income	594,648	30	552,073	29	530,798	29
Other income, net	16,241	1	20,523	1	19,595	1
Earnings before income taxes	610,889	31	572,596	30	550,393	30
Income tax expense	231,429	12	222,585	12	217,424	12
Net earnings	379,460	19	350,011	18	332,969	18
Less net earnings (losses) attributable to the noncontrolling interest	2,572	—	1,485	—	(391)	—
Net earnings attributable to shareholders	$376,888	19%	$348,526	18%	$333,360	18%

| 19.

2014 compared with 2013
Airfreight services:
Airfreight services revenues increased 6% in 2014, as compared with 2013, due to a 9% increase in tonnage that was partially offset by lower sell rates in response to competitive market conditions in North America and Asia Pacific. Airfreight services expenses increased 5% in 2014 as compared with 2013, as the increase in tonnage was slightly offset by negotiating lower buy rates with carriers, primarily on exports from North America and Asia Pacific.
Airfreight services net revenues in 2014 increased 6% as compared with 2013. The increase was principally due to a 9% improvement in airfreight tonnage, partially offset by a 3% decrease in net revenue per kilo. North America export tonnage grew by 14%, while net revenues increased by only 8% as the reduction in average sell rates to customers exceeded the reduction in average buy rates negotiated with carriers. Europe net revenues increased 17% primarily due to a 23% growth in export tonnage as a result of new customers. Asia Pacific net revenues remained flat. The 4% growth in export tonnage in Asia Pacific was offset by lower average sell rates in response to competitive market conditions, which resulted in a 4% reduction in net revenue per kilo.
The Company expects the global airfreight market to continue to be affected by carrier overcapacity and the timing of new product launches. Customers remain focused on improving supply-chain efficiency, reducing overall logistics costs by negotiating lower rates and utilizing ocean freight whenever possible. The Company expects these trends to continue in conjunction with carriers' efforts to manage available capacity, however, this could be affected by new product launches during periods that have historically experienced higher demands. These factors create a higher degree of volatility in volumes and ultimately buy and sell rates.
Ocean freight and ocean services:
Ocean freight and ocean services revenues increased 11% in 2014 as compared with 2013, due primarily to an 11% increase in container volume. In the first half of 2014, the Company implemented sell rate reductions to maintain existing customers and grow market share. During the second half of 2014 average rates increased due to higher overall demand in the marketplace. Ocean freight and ocean services expenses increased 13% in 2014 as compared with 2013, primarily as the result of the increase in volume and higher costs in ocean freight consolidation. Container volume is measured in terms of forty-foot container equivalent units (FEUs).
Ocean freight and ocean services net revenues increased 6% in 2014 as compared with 2013. Ocean freight net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The largest component of the Company’s ocean freight net revenue is derived from ocean freight consolidation which represented 45% and 46% of ocean freight net revenue in 2014 and 2013, respectively.

| 20.

Ocean freight consolidation net revenues increased 4% in 2014 as compared with 2013. This increase was due primarily to an 11% growth in container volume, largely offset by the effect of reducing sell rates, principally in the first half of 2014. This resulted in a 6% decrease in net revenue per kilo, primarily in North America and Asia Pacific.
Direct ocean freight forwarding net revenues increased 6% in 2014, as compared with 2013, as a result of higher volumes, principally in North America, Asia Pacific and Europe. Order management net revenues increased 9% in 2014, as compared with 2013, due to additional services and volumes with new and existing customers, primarily in North America. The overall margins in order management declined due to higher costs, primarily in Asia Pacific.
North America ocean freight and ocean services net revenues increased 7% in 2014, as compared with 2013, primarily due to an increase in ocean freight consolidation in the second half of the year and growth in order management. Europe net revenues increased 4%, primarily due to an increase in direct ocean forwarding. Asia Pacific net revenues increased 5% due primarily to an increase in both direct ocean forwarding and ocean freight consolidation volumes.
Customs brokerage and other services:
Customs brokerage and other services revenues and expenses increased 8% and 12%, respectively, in 2014 as compared with 2013, as a result of increased volumes from existing and new customers and higher costs in import and delivery services.
Customs brokerage and other services net revenues increased 4% in 2014 as compared with 2013, primarily as a result of higher volumes from existing and new customers in North America. The margin percentage declined primarily as a result of higher import costs and lower yields in time-definite Transcon services. Customers continue to seek out customs brokers with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.
North America, Asia Pacific and Europe net revenues increased 6%, 1% and 4%, in 2014 as compared with 2013, primarily as a result of higher volumes from existing and new customers.
Overhead expenses:
Salaries and related costs increased 3% in 2014, as compared with 2013, primarily due to an increase in the number of employees in North America and Europe and higher base salaries. In 2014, the Company benefited from a reduction in expense resulting from favorable claims experience in its employee healthcare self-insurance program.
Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation will occur in proportion to changes in Company operating income, creating a direct alignment between corporate performance and shareholder interests. Bonuses to executive management in 2014 were down 2% as compared with 2013, primarily as a result of a reduction in the 2014 bonus pool to recoup the retirement bonus expensed in 2013 for Peter J. Rose, the Company's former Chairman and Chief Executive Officer. Excluding the recovery of the retirement bonus, bonuses to executive management increased 7%. The Company’s management incentive compensation programs have always been incentive-based and performance driven and there is no built-in bias that favors or enriches management in a manner inconsistent with overall corporate performance. Salaries and related costs decreased 1% as a percentage of net revenues in 2014 as compared with 2013 as the growth in net revenues outpaced salary and related cost increases from the increase in the number of employees and higher base salaries.
Because the Company’s management incentive compensation programs are also cumulative, no management bonuses can be paid unless the relevant business unit is, from inception, cumulatively profitable. Any operating losses must have been offset in their entirety by operating profits before management is eligible for a bonus. Executive management, in very limited circumstances, has made exceptions at the branch operating unit level. Since the most significant portion of management compensation comes from the incentive bonus programs, the Company believes that this cumulative feature is a disincentive to excessive risk taking by its managers. Due to the nature of the Company’s services, it has a short operating cycle. The outcome of any higher risk transactions, such as overriding established credit limits, would be known in a relatively short time frame. Management believes that when the potential and certain impact on the bonus is fully considered in light of this short operating cycle, the potential for short term gains that could be generated by engaging in risky business practices is sufficiently mitigated to discourage excessive and inappropriate risk taking. Management believes that both the stability and the long term growth in revenues, net revenues and net earnings are a result of the incentives inherent in the Company’s compensation program.
Other overhead expenses increased 8% in 2014, as compared with 2013. The increase in expenses is primarily due to (i) consulting fees and costs associated with the Company's strategic assessment and organizational changes; (ii) higher costs related to investments in software and systems; (iii) increased building, maintenance and warehousing costs; (iv) higher travel costs, and (v) higher business taxes partially offset by a recovery of bad debt expense, and reduced legal and claims costs. Other overhead expenses remained constant as a percentage of net revenues in 2014, as compared with 2013.
Income tax expense:
The Company pays income taxes in the United States and other jurisdictions. The Company’s consolidated effective income tax rate decreased to 37.9% in 2014, as compared with 38.9% in 2013. The decrease in the effective tax rate is principally the result of an increasingly higher proportion of the Company's total outstanding stock-based compensation expense being for non-qualified stock options grants. The tax benefit associated with non-qualified stock option grants is recorded when the related compensation expense is recognized while the tax benefit received for incentive stock options and employee stock purchase plan shares cannot be anticipated and are recognized if and when a disqualifying disposition occurs.

| 21.

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
In 2013 and 2012, the majority of the Company’s ocean freight net revenue was derived from ocean freight consolidation, which represented 46% and 47%, respectively, of ocean freight net revenue. Ocean freight consolidation net revenues decreased 1% in 2013 as compared with 2012, primarily due to a 7% decrease in net revenue per container, offset by a 6% increase in container volume. In 2013, ocean carriers attempted on several occasions throughout the year to increase prices. Ultimately, these efforts were relatively unsuccessful and market ocean rates fell in the face of ongoing capacity issues. In order to maintain and grow market share, the Company reacted to these market trends by temporarily absorbing carrier cost increases, when the Company anticipated such cost increases would be temporary and could not be sustained by the carriers. The Company also implemented rate reductions with its customers where needed to reflect market conditions, mostly on exports from China.
Order management net revenues increased 6% in 2013, as compared with 2012, due to additional services and volumes with new and existing customers. Direct ocean freight forwarding remained flat in 2013, as compared with 2012.
North America and Europe ocean freight and ocean services net revenues increased 3% and 2%, respectively, while Asia Pacific ocean freight net revenues decreased by 2%, in 2013 as compared with 2012.The decrease in net revenues in Asia Pacific is due to the Company implementing sell rate reductions to customers, primarily in the second half of 2013, which on average outpaced buy rate reductions negotiated with carriers, and was partially offset by a 15% increase in container volume.
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
North America and Asia Pacific customs brokerage and other services net revenues both increased 4%, in 2013 as compared with 2012, primarily as a result of higher volumes. These increases were partially offset by a 1% decline in Europe related to the economic challenges in Europe.
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
Bonuses to field and executive management in 2013 were both up 4% as compared with 2012, primarily as a result of a 4% increase in operating income. Additionally, in the fourth quarter of 2013 the Company and Mr. Rose entered into a Succession Agreement (Agreement). Mr. Rose retired as Chief Executive Officer of the Company effective March 1, 2014. Pursuant to the Agreement, Mr. Rose receives a retirement bonus equal to the amount he would have received under the 2008 Executive Incentive Compensation Plan (Plan) for 2014 and the first five months of 2015, based on the same percentage of the pool under the Plan that was used to calculate his incentive compensation for the quarter ended June 30, 2013. The Company recorded $8 million in the fourth quarter of 2013 for this retirement bonus. As allowed by the Plan, the Compensation Committee of the Company did not reallocate Mr. Rose’s current percentage of the available pool to other officers or key employees in 2014 and will not until actual payments made to Mr. Rose under the Agreement are complete and an amount equal to the total retirement bonus paid has been recouped.
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

| 22.

Income tax expense:
The Company’s consolidated effective income tax rate decreased to 38.9% in 2013, as compared to 39.5% in 2012. The decrease in the effective tax rate is due to lower non-deductible expenses as compared to the prior year period and less of a negative impact in the current year period associated with the Company's stock-based compensation arrangements when compared to the prior year period.
Currency and Other Risk Factors
The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during 2014, 2013 and 2012 was insignificant. The Company had no foreign currency derivatives outstanding at December 31, 2014 and 2013. Net foreign currency losses were approximately $4 million, $3 million and $9 million in 2014, 2013 and 2012, respectively.
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
Liquidity and Capital Resources
The Company’s principal source of liquidity is cash and cash equivalents, short-term investments and cash generated from operating activities. Net cash provided by operating activities for the year ended December 31, 2014 was $395 million, as compared with $408 million for 2013. This $13 million decrease is primarily due to changes in working capital accounts partially offset by higher earnings. At December 31, 2014, working capital was $1,305 million, including cash and cash equivalents and short-term investments of $967 million. The Company had no debt at December 31, 2014. Management believes that the Company’s current cash position and operating cash flows will be sufficient to meet its capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
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
Cash used by investing activities for the year ended December 31, 2014 was $79 million, as compared with $77 million for 2013. The Company made net investments in short-term investments of $14 million and $26 million in 2014 and 2013, respectively. The Company had capital expenditures of $37 million in 2014 as compared with $53 million in 2013. Capital expenditures in 2014 related primarily to continuing investments in technology, office furniture and equipment and leasehold improvements. The Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. During the second quarter of 2014, the Company deposited $27 million in an escrow account for an expected land acquisition. Total anticipated capital expenditures in 2015 are currently estimated to be $85 million. This includes routine capital expenditures plus additional real estate development.
Cash used in financing activities for the year ended December 31, 2014 was $606 million as compared with $332 million in 2013. The Company uses the proceeds from stock option exercises, employee stock purchases and available cash to repurchase Company common stock on the open market to limit the growth in issued and outstanding shares. Also, the Company used cash to repurchase additional common stock of 11.0 million and 3.8 million shares in 2014 and 2013, respectively, to reduce the number of total shares outstanding. In 2013 the Company purchased the

| 23.

noncontrolling interest of a consolidated subsidiary. During 2014 and 2013, the Company paid dividends of $0.64 per share and $0.60 per share, respectively.
The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises. As of December 31, 2014, the Company had repurchased and retired 27,433,977 shares of common stock at an average price of $25.50 per share over the period from 1994 through 2014. During 2014, 1,525,827 shares were repurchased at an average price of $43.00 per share.
The Company has a Discretionary Stock Repurchase Plan under which management is allowed to repurchase such shares to reduce the issued and outstanding stock to 190,000,000 shares of common stock. As of December 31, 2014, the Company had repurchased and retired 44,129,166 shares of common stock at an average price of $38.12 per share over the period from 2001 through 2014. During 2014, 11,572,236 shares were repurchased at an average price of $41.93 per share. On February 24, 2015, the plan was amended by the Board of Directors to authorize management to reduce issued and outstanding stock to 188,000,000 shares of common stock.
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
The Company maintains international unsecured bank lines of credit. At December 31, 2014, the Company was contingently liable for $74 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

		Amount of commitment expiration per period
In thousands	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Standby letters of credit and guarantees	$73,902	63,598	9,965	339	—

At December 31, 2014, the Company’s contractual obligations are as follows:

		Payments due by period
In thousands	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Contractual Obligations:
Operating leases	$123,328	40,693	50,380	23,194	9,061
Unconditional purchase obligations	44,090	44,090	—	—	—
Construction, equipment and technology purchase obligations	18,372	13,921	4,451	—	—
Total contractual cash obligations	$185,790	98,704	54,831	23,194	9,061
The Company enters into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. The Company only enters into agreements that management believes the Company can fulfill with relative ease. Historically, the Company has met these obligations in the normal course of business. Management believes, in line with historical experience, committed purchase obligations outstanding as of December 31, 2014 will be fulfilled during 2015 in the Company’s ordinary course of business.
The Company's foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and needs to finance local capital expenditures. In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At December 31, 2014, cash and cash equivalent balances of $565 million were held by the Company’s non-United States subsidiaries, of which $52 million was held in banks in the United States. Earnings of the Company's foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States and, accordingly, a deferred tax liability has been accrued for all undistributed earnings, net of foreign related tax credits, that are available to be repatriated.
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
Off-Balance Sheet Arrangements
As of December 31, 2014, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

| 24.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risks in the ordinary course of its business. These risks are primarily related to foreign exchange risk and changes in short-term interest rates. The potential impact of the Company’s exposure to these risks is presented below:
Foreign Exchange Risk
The Company conducts business in many different countries and currencies. The Company’s business often results in revenue billings issued in a country and currency which differs from that where the expenses related to the service are incurred. In the ordinary course of business, the Company creates numerous intercompany transactions and may have receivables, payables and currencies that are not denominated in the local functional currency. This brings foreign exchange risk to the Company’s earnings. The principal foreign exchange risks to which the Company is exposed are in Chinese Yuan, Euro, Mexican Peso, Canadian Dollar and British Pound.
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the year ended December 31, 2014, would have had the effect of raising operating income approximately $42 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $35 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity throughout the year ended December 31, 2014, was insignificant. Net foreign currency losses were approximately $4 million, $3 million and $9 million in 2014, 2013 and 2012, respectively. The Company had no foreign currency derivatives outstanding at December 31, 2014 and 2013. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of December 31, 2014, the Company had approximately $27 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.
Interest Rate Risk
At December 31, 2014, the Company had cash, cash equivalents and short-term investments of $967 million, of which $436 million was invested at various short-term market interest rates. The Company had no significant short-term borrowings at December 31, 2014. A hypothetical change in the interest rate of 10 basis points at December 31, 2014 would not have a significant impact on the Company’s earnings.
In management’s opinion, there has been no material change in the Company’s interest rate risk exposure between 2014 and 2013.
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

| 25.

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
The Company is developing a new accounting system which it is implementing on a worldwide basis over the next several years. This system is expected to improve the efficiency of certain financial and transactional processes and reporting. This transition will affect the processes that constitute the Company's internal control over financial reporting and will require testing for operating effectiveness.
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
A system of internal control can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management, including the Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company's internal control over financial reporting, as of December 31, 2014, based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2014, the Company's internal control over financial reporting was effective.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2014, which is included on page F-2.
ITEM 9B — OTHER INFORMATION
Not applicable.
PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is set forth below or incorporated by reference to information under the caption “Proposal No. 1–Election of Directors” and to the information under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance" in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 21, 2015. See also Part I - Item 1 - Executive Officers of the Registrant.
Audit Committee and Audit Committee Financial Expert
The Company's Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Richard B. McCune, Mark A. Emmert, Liane J. Pelletier and Robert R. Wright. The Company's Board has determined that Richard B. McCune, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 407(d)(5) of Regulation S-K under the Exchange Act and that each member of the Audit Committee is independent under the NASDAQ independence standards applicable to audit committee members.
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

| 26.

ITEM 11 — EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to information under the captions “Director Compensation” and “Executive Compensation” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 21, 2015.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to information under the captions “Stock Ownership Information” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 21, 2015.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2014, regarding compensation plans under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1)
Equity Compensation Plans Approved by Security Holders	19,373,601	$41.92	3,815,544
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	19,373,601	$41.92	3,815,544

(1)	Includes 3,494,196 available for issuance under the employee stock purchase plans, 102,050 available for future grants of stock options and 219,298 available for issuance of restricted stock.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to information under the captions “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 21, 2015.
ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to information under the caption “Relationship with Independent Public Accountants” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 21, 2015.
PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
(a)	1.	FINANCIAL STATEMENTS
		Reports of Independent Registered Public Accounting Firm	F-1 and F-2
		Consolidated Balance Sheets as of December 31, 2014 and 2013	F-3
		Consolidated Statements of Earnings for the Years Ended December 31, 2014, 2013 and 2012	F-4
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012	F-5
		Consolidated Statements of Equity for the Years Ended December 31, 2014, 2013 and 2012	F-6 and F-7
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	F-8
		Notes to Consolidated Financial Statements	F-9 through F-19
	2.	FINANCIAL STATEMENT SCHEDULES
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
The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)	Form of Employment Agreement executed by Jeffrey S. Musser, the Company’s President and Chief Executive Officer. See Exhibit 10.23.

(2)	Form of Employment Agreement executed by the Company’s President and Chief Operating Officer and certain of the Company’s executive officers. See Exhibit 10.24.

(3)	Form of Employment Agreement executed by the Company’s Chief Financial Officer. See Exhibit 10.25.

(4)	Form of Employment Agreement executed by the Company's President-Asia Pacific and Director. See Exhibit 10.26.

| 27.

(5)	The Company’s Amended 1993 Directors’ Non-Qualified Stock Option Plan. See Exhibit 10.39.

(6)	Form of Stock Option Agreement used in connection with options granted under the Company’s 1993 Directors’ Non-Qualified Stock Option Plan. See Exhibit 10.9.

(7)	The Company’s Amended 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.40.

(8)	Form of Stock Option Agreement used in connection with Non-Qualified options granted under the Company’s 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.30.

(9)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 1997 Non-Qualified and Incentive Stock Option Plan. See Exhibit 10.31.

(10)	The Company’s 2008 Executive Incentive Compensation Plan. See Exhibit 10.35.

(11)	The Company’s 2014 Directors’ Restricted Stock Plan. See Exhibit 10.36.

(12)	The Company’s 2002 Employee Stock Purchase Plan. See Exhibit 10.42.

(13)	The Company’s amendment to the 2002 Employee Stock Purchase Plan. See Exhibit 10.42.1

(14)	The Company’s 2005 Stock Option Plan. See Exhibit 10.45.

(15)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2005 Stock Option Plan. See Exhibit 10.46.

(16)	The Company’s 2006 Stock Option Plan. See Exhibit 10.47.

(17)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2006 Stock Option Plan. See Exhibit 10.48.

(18)	The Company’s 2007 Stock Option Plan. See Exhibit 10.49.

(19)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2007 Stock Option Plan. See Exhibit 10.50.

(20)	The Company’s 2008 Stock Option Plan. See Exhibit 10.51.

(21)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2008 Stock Option Plan. See Exhibit 10.52.

(22)	The Company’s 2009 Stock Option Plan. See Exhibit 10.53.

(23)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2009 Stock Option Plan. See Exhibit 10.54.

(24)	The Company’s 2010 Stock Option Plan. See Exhibit 10.55.

(25)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2010 Stock Option Plan. See Exhibit 10.56.

(26)	The Company’s 2011 Stock Option Plan. See Exhibit 10.57.

(27)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2011 Stock Option Plan. See Exhibit 10.58.

(28)	The Company’s 2012 Stock Option Plan. See Exhibit 10.59.

(29)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2012 Stock Option Plan. See Exhibit 10.60.

(30)	The Company’s 2013 Stock Option Plan. See Exhibit 10.61.

(31)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2013 Stock Option Plan. See Exhibit 10.62.

(32)	The Company’s 2014 Stock Option Plan. See Exhibit 10.63

(33)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2014 Stock Option Plan. See Exhibit 10.64

(b)EXHIBITS

Exhibit Number	Exhibit

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

| 28.

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

10.23	Form of Employment Agreement executed by Jeffrey S. Musser, the Company’s President and Chief Executive Officer dated December 31, 2008.

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

10.36
The Company’s 2014 Directors’ Restricted Stock Plan. (Incorporated by reference to Appendix D of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 21, 2014.)

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

10.42
The Company’s 2002 Employee Stock Purchase Plan. (Incorporated by reference to Appendix C of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 21, 2014.)

10.42.1
The Company’s amendment to the 2002 Employee Stock Purchase Plan. (Incorporated by reference to Appendix C of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 21, 2014.)

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

| 29.

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

10.63
The Company's 2014 Stock Option Plan. (Incorporated by reference to Appendix A of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 21, 2014.)

10.64
Form of Stock Option Agreement used in connection with options granted under the Company's 2014 Stock Option Plan. (Incorporated by reference to Appendix B of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 21, 2014.)

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

| 30.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 26, 2015

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

By:	/s/ Bradley S. Powell
Bradley S. Powell
Senior Vice President and Chief Financial Officer

| 31.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2015.

Signature	Title

/s/ Jeffrey S. Musser	President, Chief Executive Officer and Director
(Jeffrey S. Musser)	(Principal Executive Officer) and Director

/s/ R. Jordan Gates	President and Chief Operating Officer and Director
(R. Jordan Gates)

/s/ James Li Kou Wang	President-Asia Pacific and Director
(James Li Kou Wang)

/s/ Bradley S. Powell	Senior Vice President and Chief Financial Officer
(Bradley S. Powell)	(Principal Financial and Accounting Officer)

/s/ Robert R. Wright	Chairman of the Board and Director
(Robert R. Wright)

/s/ Mark A. Emmert	Director
(Mark A. Emmert)

/s/ Dan P. Kourkoumelis	Director
(Dan P. Kourkoumelis)

/s/ Michael J. Malone	Director
(Michael J. Malone)

/s/ Richard B. McCune	Director
(Richard B. McCune)

/s/ John W. Meisenbach	Director
(John W. Meisenbach)

/s/ Liane J. Pelletier	Director
(Liane J. Pelletier)

/s/ Tay Yoshitani	Director
(Tay Yoshitani)

| 32.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
COMPRISING ITEM 8
ANNUAL REPORT ON FORM 10-K
TO SECURITIES AND EXCHANGE COMMISSION FOR THE
YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Expeditors International of Washington, Inc.:

We have audited the accompanying consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Expeditors International of Washington, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Seattle, Washington
February 26, 2015

|F-1

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Expeditors International of Washington, Inc.:

We have audited Expeditors International of Washington, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Expeditors International of Washington, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Expeditors International of Washington, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, Washington
February 26, 2015

|F-2

Consolidated Balance Sheets
In thousands except share data

December 31,	2014	2013
Current Assets:
Cash and cash equivalents	$927,107	1,247,652
Short-term investments	40,336	26,337
Accounts receivable, less allowance for doubtful accounts of $7,119 in 2014 and $8,695 in 2013	1,236,042	1,073,500
Deferred Federal and state income taxes	20,279	18,396
Other	65,486	49,384
Total current assets	2,289,250	2,415,269
Property and equipment, net	538,415	563,064
Goodwill	7,927	7,927
Other assets, net	55,313	28,552
Total assets	$2,890,905	3,014,812

Current Liabilities:
Accounts payable	$770,238	648,156
Accrued expenses, primarily salaries and related costs	192,468	200,301
Federal, state and foreign income taxes	21,077	21,743
Total current liabilities	983,783	870,200
Deferred Federal and state income taxes	35,514	58,281
Commitments and contingencies

Shareholders’ Equity:
Preferred stock, par value $0.01 per share, authorized 2,000,000 shares; none issued	—	—
Common stock, par value $0.01 per share, authorized 640,000,000 shares;
issued and outstanding 191,655,690 shares at December 31, 2014
and 202,553,220 shares at December 31, 2013	1,916	2,025
Additional paid-in capital	1,113	1,647
Retained earnings	1,903,196	2,087,376
Accumulated other comprehensive loss	(37,817)	(6,265)
Total shareholders’ equity	1,868,408	2,084,783
Noncontrolling interest	3,200	1,548
Total equity	1,871,608	2,086,331
Total liabilities and equity	$2,890,905	3,014,812
See accompanying notes to consolidated financial statements.

|F-3.

Consolidated Statements of Earnings
In thousands except share data

Years ended December 31,	2014	2013	2012
Revenues:
Airfreight services	$2,780,840	2,633,830	2,600,916
Ocean freight and ocean services	2,174,394	1,958,231	1,974,891
Customs brokerage and other services	1,609,487	1,488,196	1,416,408
Total revenues	6,564,721	6,080,257	5,992,215
Operating Expenses:
Airfreight services	2,103,777	1,994,374	1,983,696
Ocean freight and ocean services	1,712,795	1,521,340	1,542,170
Customs brokerage and other services	766,722	681,690	630,979
Salaries and related costs	1,065,329	1,032,601	995,052
Rent and occupancy costs	102,810	98,437	98,580
Depreciation and amortization	49,292	48,071	39,940
Selling and promotion	38,125	33,243	34,184
Other	131,223	118,428	136,816
Total operating expenses	5,970,073	5,528,184	5,461,417
Operating income	594,648	552,073	530,798
Other Income (Expense):
Interest income	10,773	11,810	12,763
Other, net	5,468	8,713	6,832
Other income, net	16,241	20,523	19,595
Earnings before income taxes	610,889	572,596	550,393
Income tax expense	231,429	222,585	217,424
Net earnings	379,460	350,011	332,969
Less net earnings (losses) attributable to the noncontrolling interest	2,572	1,485	(391)
Net earnings attributable to shareholders	$376,888	348,526	333,360
Diluted earnings attributable to shareholders per share	$1.92	1.68	1.57
Basic earnings attributable to shareholders per share	$1.92	1.69	1.58
Weighted average diluted shares outstanding	196,768,067	206,895,473	211,935,171
Weighted average basic shares outstanding	196,146,676	205,994,656	210,422,945
See accompanying notes to consolidated financial statements.

|F-4.

Consolidated Statements of Comprehensive Income
In thousands

Years ended December 31,	2014	2013	2012
Net earnings	$379,460	350,011	332,969
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $17,348 in 2014, $6,574 in 2013 and $4,419 in 2012	(32,080)	(12,420)	8,164
Reclassification adjustments for foreign currency realized losses, net of tax of $61 in 2014 and $348 in 2012	111	—	647
Other comprehensive (loss) income	(31,969)	(12,420)	8,811
Comprehensive income	347,491	337,591	341,780
Less comprehensive income (loss) attributable to the noncontrolling interest	2,155	1,064	(278)
Comprehensive income attributable to shareholders	$345,336	336,527	342,058
See accompanying notes to consolidated financial statements.

|F-5.

Consolidated Statements of Equity
In thousands except share data
Years ended December 31, 2014, 2013 and 2012

	Common Stock
	Shares	Par Value
Balance at December 31, 2011	212,003,662	$2,120
Exercise of stock options and release of restricted shares	1,653,994	16
Issuance of shares under stock purchase plan	773,661	8
Shares repurchased under provisions of stock repurchase plans	(8,039,304)	(80)
Stock compensation expense	—	—
Tax benefits from stock plans, net	—	—
Net earnings	—	—
Other comprehensive income	—	—
Dividends paid ($0.56 per share)	—	—
Distributions of dividends to noncontrolling interest	—	—
Balance at December 31, 2012	206,392,013	2,064
Exercise of stock options and release of restricted shares	1,509,890	15
Issuance of shares under stock purchase plan	800,461	8
Shares repurchased under provisions of stock repurchase plans	(6,149,144)	(62)
Stock compensation expense	—	—
Tax benefits from stock plans, net	—	—
Net earnings	—	—
Other comprehensive loss	—	—
Dividends paid ($0.60 per share)	—	—
Purchase of noncontrolling interest	—	—
Distributions of dividends to noncontrolling interest	—	—
Balance at December 31, 2013	202,553,220	2,025
Exercise of stock options and release of restricted shares	1,528,758	15
Issuance of shares under stock purchase plan	671,775	7
Shares repurchased under provisions of stock repurchase plans	(13,098,063)	(131)
Stock compensation expense	—	—
Tax benefits from stock plans, net	—	—
Net earnings	—	—
Other comprehensive loss	—	—
Dividends paid ($0.64 per share)	—	—
Purchase of noncontrolling interest	—	—
Distributions of dividends to noncontrolling interest	—	—
Balance at December 31, 2014	191,655,690	$1,916

|F-6.

	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2011	13,260	1,991,222	(2,964)	2,003,638	6,431	2,010,069
Exercise of stock options and release of restricted shares	29,103	—	—	29,119	—	29,119
Issuance of shares under stock purchase plan	23,384	—	—	23,392	—	23,392
Shares repurchased under provisions of stock repurchase plans	(113,633)	(188,701)	—	(302,414)	—	(302,414)
Stock compensation expense	44,058	—	—	44,058	—	44,058
Tax benefits from stock plans, net	5,111	—	—	5,111	—	5,111
Net earnings	—	333,360	—	333,360	(391)	332,969
Other comprehensive income	—	—	8,698	8,698	113	8,811
Dividends paid ($0.56 per share)	—	(117,263)	—	(117,263)	—	(117,263)
Distributions of dividends to noncontrolling interest	—	—	—	—	(1,282)	(1,282)
Balance at December 31, 2012	1,283	2,018,618	5,734	2,027,699	4,871	2,032,570
Exercise of stock options and release of restricted shares	35,760	—	—	35,775	—	35,775
Issuance of shares under stock purchase plan	23,969	—	—	23,977	—	23,977
Shares repurchased under provisions of stock repurchase plans	(105,398)	(156,476)	—	(261,936)	—	(261,936)
Stock compensation expense	43,813	—	—	43,813	—	43,813
Tax benefits from stock plans, net	2,174	—	—	2,174	—	2,174
Net earnings	—	348,526	—	348,526	1,485	350,011
Other comprehensive loss	—	—	(11,999)	(11,999)	(421)	(12,420)
Dividends paid ($0.60 per share)	—	(123,292)	—	(123,292)	—	(123,292)
Purchase of noncontrolling interest	46	—	—	46	(3,226)	(3,180)
Distributions of dividends to noncontrolling interest	—	—	—	—	(1,161)	(1,161)
Balance at December 31, 2013	1,647	2,087,376	(6,265)	2,084,783	1,548	2,086,331
Exercise of stock options and release of restricted shares	45,454	—	—	45,469	—	45,469
Issuance of shares under stock purchase plan	23,793	—	—	23,800	—	23,800
Shares repurchased under provisions of stock repurchase plans	(114,216)	(436,434)	—	(550,781)	—	(550,781)
Stock compensation expense	42,533	—	—	42,533	—	42,533
Tax benefits from stock plans, net	1,061	—	—	1,061	—	1,061
Net earnings	—	376,888	—	376,888	2,572	379,460
Other comprehensive loss	—	—	(31,552)	(31,552)	(417)	(31,969)
Dividends paid ($0.64 per share)	—	(124,634)	—	(124,634)	—	(124,634)
Purchase of noncontrolling interest	841	—	—	841	—	841
Distributions of dividends to noncontrolling interest	—	—	—	—	(503)	(503)
Balance at December 31, 2014	1,113	1,903,196	(37,817)	1,868,408	3,200	1,871,608
See accompanying notes to consolidated financial statements.

|F-7.

Consolidated Statements of Cash Flows
In thousands

Years ended December 31,	2014	2013	2012
Operating Activities:
Net earnings	$379,460	350,011	332,969
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for losses (recoveries) on accounts receivable	763	2,116	(90)
Deferred income tax (benefit) expense	(6,576)	(20,975)	11,639
Excess tax benefits from stock plans	(1,115)	(2,339)	(5,401)
Stock compensation expense	42,533	43,813	44,058
Depreciation and amortization	49,292	48,071	39,940
Other	340	844	4,864
Changes in operating assets and liabilities:
Increase in accounts receivable	(206,887)	(64,575)	(89,856)
Increase in accounts payable and accrued expenses	153,424	44,150	30,625
(Decrease) increase in income taxes payable, net	(12,998)	8,435	1,441
Increase in other current assets	(3,270)	(2,015)	(63)
Net cash from operating activities	394,966	407,536	370,126
Investing Activities:
Purchase of short-term investments	(136,726)	(116,116)	(15,879)
Proceeds from maturities of short-term investments	122,726	89,915	16,221
Purchase of property and equipment	(37,472)	(53,411)	(47,626)
Escrow deposit for land acquisition	(27,101)	—	—
Other, net	(338)	2,806	290
Net cash from investing activities	(78,911)	(76,806)	(46,994)
Financing Activities:
Proceeds from issuance of common stock	69,269	59,752	52,511
Repurchases of common stock	(550,781)	(261,936)	(302,414)
Excess tax benefits from stock plans	1,115	2,339	5,401
Dividends paid	(124,634)	(123,292)	(117,263)
Purchase of noncontrolling interest	—	(7,730)	—
Distributions to noncontrolling interest	(503)	(1,161)	(1,282)
Net cash from financing activities	(605,534)	(332,028)	(363,047)
Effect of exchange rate changes on cash and cash equivalents	(31,066)	(11,892)	6,401
Decrease in cash and cash equivalents	(320,545)	(13,190)	(33,514)
Cash and cash equivalents at beginning of year	1,247,652	1,260,842	1,294,356
Cash and cash equivalents at end of year	$927,107	1,247,652	1,260,842
Taxes Paid:
Income taxes	$254,439	235,368	207,174
See accompanying notes to consolidated financial statements

|F-8.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for share data or unless otherwise specified. Certain prior year amounts have been reclassified to conform to the 2014 presentation. See Note 1.K below for further information.
B.  |  Cash Equivalents and Short-term Investments
All highly liquid investments with a maturity of three months or less at date of purchase are considered to be cash equivalents. Short-term investments have a maturity of greater than three months at the date of purchase.
C.  |  Accounts Receivable
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $7,119, $8,695 and $8,482 as of December 31, 2014, 2013 and 2012, respectively. Additions and write-offs have not been significant in any of these years.
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
For the years ended December 31, 2014 and 2013, the Company performed the required goodwill annual impairment test during the fourth quarter and determined that no impairment had occurred.
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

|F-9.

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
I.  |  Foreign Currency
Foreign currency amounts attributable to foreign operations have been translated into U.S. dollars using year-end exchange rates for assets and liabilities, historical rates for equity, and weighted average rates for revenues and expenses. Translation adjustments resulting from this process are recorded as components of other comprehensive income until complete or substantially complete liquidation by the Company of its investment in a foreign entity. Currency fluctuations are a normal operating factor in the conduct of the Company’s business and foreign exchange transaction gains and losses are included in revenues and operating expenses. Also, the Company is exposed to foreign currency exchange fluctuations on monetary assets and liabilities denominated in currencies that are not the local functional currency. Foreign exchange gains and losses on such balances are recognized in net earnings within

|F-10.

airfreight services costs and other income, net. Net foreign currency losses in 2014, 2013 and 2012 were $3,762, $2,566 and $8,958, respectively.
The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure. Accordingly, the Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely. Such hedging activity during 2014, 2013, and 2012 was insignificant. The Company had no foreign currency derivatives outstanding at December 31, 2014 and 2013.
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
Accumulated other comprehensive (loss) income consisted entirely of foreign currency translation adjustments, net of related income tax effects, as of December 31, 2014 and 2013.
K.  |  Segment Reporting
The Company is organized functionally in geographic operating segments. Accordingly, management focuses its attention on revenues, net revenues, operating income, identifiable assets, capital expenditures, depreciation and amortization and equity generated in each of these geographical areas when evaluating the effectiveness of geographic management. The Company charges its subsidiaries and affiliates for services rendered in the United States on a cost recovery basis. Transactions among the Company’s various offices are conducted using the same arms-length pricing methodologies the Company uses when its offices transact business with independent agents. Effective the fourth quarter of 2014, management made changes to the reporting structure of the geographic operating segments. Africa is now reported as Middle East, Africa and India (MAIR) and certain countries have shifted between designated geographic areas. Amounts for 2013 and 2012 have been recast to conform to the 2014 presentation.
L.  |  Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company uses estimates primarily in the following areas: accounts receivable valuation, accrual of costs related to ancillary services the Company provides, accrual of liabilities for the portion of the related exposure which the Company is self-insured, accrual of various tax liabilities, accrual of loss contingencies and calculation of share-based compensation expense. Actual results could differ from those estimates.
M.  |  Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 (Topic 606) “Revenue from Contracts with Customers”. This update, which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605 - “Revenue Recognition” and most industry-specific guidance throughout the industry topics of the FASB ASC, substantially converges revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards (IFRS), providing a single, comprehensive framework for recognizing revenue. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements and related disclosures. However, based on the nature of the Company's operations this ASU is not expected to have a material impact on the amount or timing of revenue recognized or the Company's revenue recognition policies.

NOTE 2.	PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

	Years ended December 31,
	2014	2013
Land	$166,252	171,072
Buildings and leasehold improvements	467,115	467,342
Furniture, fixtures, equipment and purchased software	271,897	268,588
Construction in progress	4,907	4,344
Property and equipment, at cost	910,171	911,346
Less accumulated depreciation and amortization	371,756	348,282
Property and equipment, net	$538,415	563,064

|F-11.

NOTE 3.	SHAREHOLDERS’ EQUITY
A.  |  Stock Repurchase Plans
The Company has a Non-Discretionary Stock Repurchase Plan, originally approved by the Board of Directors in November 1993, under which management is authorized to repurchase up to 40,000,000 shares of the Company’s common stock in the open market with the proceeds received from the exercise of employee and director stock options.
The Company has a Discretionary Stock Repurchase Plan, approved by the Board of Directors in November 2001, under which management is authorized to repurchase such shares as may be necessary to reduce the issued and outstanding stock down to 200,000,000 shares of common stock. The Board of Directors amended the plan on February 24, 2014, to authorize repurchases down to 190,000,000 shares of common stock and on February 24, 2015, further authorized repurchases down to 188,000,000 shares of common stock.
The following table summarizes by repurchase plan the Company’s repurchasing activity:

	Cumulative shares repurchased	Average price per share
Non-Discretionary Plan (1994 through 2014)	27,433,977	$25.50
Discretionary Plan (2001 through 2014)	44,129,166	$38.12
B.  |  Stock Option Plans
At December 31, 2014, the Company had one stock option plan (the “2014 Plan”) under which the Board of Directors may grant officers and employees options to purchase common stock at prices equal to or greater than market value on the date of grant. On May 7, 2014, the shareholders approved the Company’s 2014 Plan, which made available a total of 2,750,000 shares of the Company’s common stock for purchase upon exercise of options granted. The 2014 Plan provides for qualified and non-qualified grants, which are limited to 100,000 shares per person. As of December 31, 2014, there are 102,050 shares available for grant under the 2014 Plan. No additional shares can be granted under the 2014 Plan after April 30, 2015. Outstanding options generally vest and become exercisable over periods up to five years from the date of grant and expire no more than ten years from the date of grant.
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
C.  |  Stock Purchase Plan
In May 2002, the shareholders approved the Company’s 2002 Employee Stock Purchase Plan (“2002 Plan”), which became effective August 1, 2002. On May 7, 2014, the shareholders approved an amendment to the 2002 Plan to increase the Company's common stock available for purchase under that plan by 3,000,000 shares. The Company’s amended 2002 Plan provides for 12,305,452 shares of the Company’s common stock to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year. The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of (1) 85% of the fair market value of the Company’s stock on the last trading day in July or (2) 85% of the fair market value of the Company’s stock on the first trading day in August of the preceding year. A total of 8,811,256 shares have been issued under the 2002 Plan and $12,413 have been withheld from employees at December 31, 2014 in connection with the plan year ending July 31, 2015.
D.  |  Director Restricted Stock Plan
On May 7, 2014, the shareholders approved the Company’s 2014 Directors’ Restricted Stock Plan (the 2014 Directors’ Plan), which provides for annual awards of restricted stock to non-employee directors and makes 250,000 shares of the Company’s common stock available for grant. The plan provides for an annual grant of restricted stock awards with a fair market value equal to $200 to each participant on June 1st of each year. There are 219,298 shares available for grant under this plan as of December 31, 2014. Each restricted stock award under the 2014 Directors’ Plan vests either at the time of grant or with a vesting schedule, as determined by the Compensation Committee of the Board of Directors. Restricted shares granted in 2014 vested at the time of grant. Restricted shares entitle the grantees to all shareholder rights once vested, except for cash dividends and transfer rights which are forfeited until the final vesting date of the award. If a non-employee director’s service is terminated, any unvested portion of an award will be forfeited.

|F-12.

E.  |  Stock Option Activity
The following table summarizes information about stock options:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2013	18,524,303	$41.02
Options granted	3,008,200	$42.47
Options exercised	(1,462,188)	$31.10
Options forfeited	(474,851)	$41.67
Options canceled	(221,863)	$45.35
Outstanding at December 31, 2014	19,373,601	$41.92	5.77	$77,856
Exercisable at December 31, 2014	9,521,129	$42.48	3.46	$35,127
F.  |  Share-Based Compensation Expense
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the years ended December 31,
	2014	2013	2012
Dividend yield	1.50 - 1.51%	1.50 - 1.53%	1.30 - 1.35%
Volatility – stock option plans	35 - 36%	38%	38 - 39%
Volatility – stock purchase rights plans	20%	21%	34%
Risk-free interest rates	0.11 - 2.27%	0.12 - 1.40%	0.19 - 1.43%
Expected life (years) – stock option plans	6.52 - 7.43	5.91 - 7.43	5.79 - 7.26
Expected life (years) – stock purchase rights plans	1	1	1
Weighted average fair value of stock options granted during the period	$14.44	$11.17	$13.53
Weighted average fair value of stock purchase rights granted during the period	$9.60	$9.43	$9.70
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
The compensation for restricted stock awards is based on the fair market value of the Company’s share of common stock on the date of grant. In 2014, restricted shares totaling 30,702 were granted with a fair value per share of $45.59.
The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was approximately $18 million, $24 million and $39 million, respectively.
As of December 31, 2014, the total unrecognized compensation cost related to unvested stock options, unvested restricted stock awards and stock purchase rights is $86 million and the weighted average period over which that cost is expected to be recognized is 3.1 years.
Total stock compensation expense and the total related tax benefit recognized are as follows:

	For the years ended December 31,
	2014	2013	2012
Stock compensation expense	$42,533	43,813	44,058
Recognized tax benefit	$4,356	3,473	2,016
Shares issued as a result of stock option exercises, restricted stock awards and employee stock plan purchases are issued as new shares outstanding by the Company.

|F-13.

NOTE 4.	BASIC AND DILUTED EARNINGS PER SHARE
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders.

	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2014
Basic earnings attributable to shareholders	$376,888	196,146,676	$1.92
Effect of dilutive potential common shares	—	621,391	—
Diluted earnings attributable to shareholders	$376,888	196,768,067	$1.92
2013
Basic earnings attributable to shareholders	$348,526	205,994,656	$1.69
Effect of dilutive potential common shares	—	900,817	—
Diluted earnings attributable to shareholders	$348,526	206,895,473	$1.68
2012
Basic earnings attributable to shareholders	$333,360	210,422,945	$1.58
Effect of dilutive potential common shares	—	1,512,226	—
Diluted earnings attributable to shareholders	$333,360	211,935,171	$1.57
The following potential common shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

Years ended December 31,	2014	2013	2012
Shares	17,017,272	15,220,785	15,044,514

NOTE 5.	INCOME TAXES
Income tax expense (benefit) includes the following components:

	Federal	State	Foreign	Total
2014
Current	$93,345	17,093	127,567	238,005
Deferred	(6,023)	(553)	—	(6,576)
	$87,322	16,540	127,567	231,429
2013
Current	$104,224	17,715	121,621	243,560
Deferred	(19,811)	(1,164)	—	(20,975)
	$84,413	16,551	121,621	222,585
2012
Current	$86,606	12,704	106,475	205,785
Deferred	11,864	(225)	—	11,639
	$98,470	12,479	106,475	217,424
Income tax expense differs from amounts computed by applying the United States Federal income tax rate of 35% to earnings before income taxes as a result of the following:

	2014	2013	2012
Computed “expected” tax expense	$213,811	200,408	192,638
Increase in income taxes resulting from:
State income taxes, net of Federal income tax benefit	10,751	10,758	8,111
Nondeductible stock compensation expense, net	8,069	9,927	12,061
Other, net	(1,202)	1,492	4,614
	$231,429	222,585	217,424
The components of earnings before income taxes are as follows:

	2014	2013	2012
United States	$211,588	192,850	179,483
Foreign	399,301	379,746	370,910
	$610,889	572,596	550,393

|F-14.

The tax effects of temporary differences and tax credits that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

Years ended December 31,	2014	2013
Deferred Tax Assets:
Accrued third party obligations, deductible for taxes upon economic performance	$17,769	16,973
Provision for doubtful accounts receivable	957	756
Excess of financial statement over tax depreciation	10,905	9,852
Deductible stock compensation expense, net	15,122	11,621
Foreign currency translation adjustment	20,719	3,432
Retained liability for cargo claims	1,555	802
Total gross deferred tax assets	67,027	43,436
Deferred Tax Liabilities:
Unremitted foreign earnings, net of related foreign tax credits	(82,262)	(83,186)
Other	—	(135)
Total gross deferred tax liabilities	$(82,262)	(83,321)
Net deferred tax liabilities	$(15,235)	(39,885)
Current deferred tax assets	$(20,279)	(18,396)
Noncurrent deferred tax liabilities	$(35,514)	(58,281)
Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of December 31, 2014 and 2013.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2011. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years prior to 2001. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the years ended December 31, 2014, 2013 and 2012.

NOTE 6.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments, other than cash, consist primarily of cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The carrying value of these financial instruments approximates their fair value. Cash, cash equivalents and short-term investments consist of the following:

	December 31, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents:
Cash and overnight deposits	$531,312	531,312	590,317	590,317
Corporate commercial paper	356,468	356,536	629,923	629,990
Time deposits	39,327	39,327	27,412	27,412
Total cash and cash equivalents	927,107	927,175	1,247,652	1,247,719
Short-term investments:
Corporate commercial paper	40,295	40,350	26,296	26,321
Time deposits	41	41	41	41
Total short-term investments	40,336	40,391	26,337	26,362
Total	$967,443	967,566	1,273,989	1,274,081
The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).

NOTE 7.	CREDIT ARRANGEMENTS
Certain of the Company’s foreign subsidiaries maintain bank lines of credit for short-term working capital purposes. These credit lines are supported by standby letters of credit issued by a United States bank, or guarantees issued by the Company to the foreign banks issuing the credit line.  At December 31, 2014, the Company was contingently liable for approximately $73,902 under outstanding standby letters of credit and guarantees. At December 31, 2014, the Company was in compliance with all restrictive covenants of these credit lines and the associated credit facilities.

|F-15.

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
A.  |  Leases
The Company occupies office and warehouse facilities under terms of operating leases expiring up to 2025. The Company also has two long term operating lease arrangements to use land, for which the usage rights were entirely prepaid. Usage rights for those arrangements are recognized in rent expense over the lease terms up to 2057. Total rent expense for all operating leases in 2014, 2013 and 2012 was $58,050, $57,226 and $55,345, respectively.
At December 31, 2014, future minimum annual lease payments under all noncancelable leases are as follows:

2015	$40,693
2016	30,542
2017	19,838
2018	14,737
2019	8,457
Thereafter	9,061
$123,328
B.  |  Unconditional Purchase Obligations
The Company enters into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. The Company only enters into agreements that management believes the Company can fulfill with relative ease. Historically, the Company has met these obligations in the normal course of business. Management believes, in line with historical experience, committed purchase obligations outstanding as of December 31, 2014 of $44,090, will be fulfilled during 2015 in the Company’s ordinary course of business.
C.  |  Employee Benefits
The Company has employee savings plans under which the Company provides a discretionary matching contribution. In 2014, 2013 and 2012, the Company’s contributions under the plans were $8,262, $7,768, and $7,523, respectively.

NOTE 9.	CONTINGENCIES
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations or financial position. As of December 31, 2014, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

|F-16.

NOTE 10.	BUSINESS SEGMENT INFORMATION
Financial information regarding 2014, 2013 and 2012 operations by the Company’s designated geographic areas is as follows:

	United States	Other North America
2014
Revenues from unaffiliated customers	$1,694,819	218,735
Transfers between geographic areas	97,028	10,891
Total revenues	$1,791,847	229,626
Net revenues[1]	$823,111	108,631
Operating income	$221,166	36,475
Identifiable assets at year end	$1,408,598	111,324
Capital expenditures	$19,610	1,439
Depreciation and amortization	$31,553	1,170
Equity	$1,165,488	54,338
2013
Revenues from unaffiliated customers	$1,561,468	215,968
Transfers between geographic areas	89,570	11,038
Total revenues	$1,651,038	227,006
Net revenues[1]	$770,519	102,864
Operating income	$195,799	35,224
Identifiable assets at year end	$1,582,557	104,735
Capital expenditures	$28,699	1,870
Depreciation and amortization	$29,569	882
Equity	$1,330,262	72,772
2012
Revenues from unaffiliated customers	$1,529,917	201,521
Transfers between geographic areas	94,521	10,476
Total revenues	$1,624,438	211,997
Net revenues[1]	$748,320	95,798
Operating income	$179,015	32,385
Identifiable assets at year end	$1,459,425	92,075
Capital expenditures	$28,088	832
Depreciation and amortization	$23,678	756
Equity	$1,197,239	58,071

|F-17.

	Latin America	Asia Pacific	Europe	Middle East, Africa and India	Eliminations	Consolidated
2014
Revenues from unaffiliated customers	89,058	3,233,539	1,012,389	316,181	—	6,564,721
Transfers between geographic areas	20,634	49,599	39,541	19,654	(237,347)	—
Total revenues	109,692	3,283,138	1,051,930	335,835	(237,347)	6,564,721
Net revenues[1]	65,016	570,793	313,325	100,551	—	1,981,427
Operating income	19,855	230,092	62,101	24,959	—	594,648
Identifiable assets at year end	53,815	655,148	447,349	208,684	5,987	2,890,905
Capital expenditures	1,574	9,073	4,246	1,530	—	37,472
Depreciation and amortization	911	8,233	5,690	1,735	—	49,292
Equity	34,386	361,529	169,117	121,520	(34,770)	1,871,608
2013
Revenues from unaffiliated customers	86,050	3,046,039	876,967	293,765	—	6,080,257
Transfers between geographic areas	21,711	46,578	38,728	16,698	(224,323)	—
Total revenues	107,761	3,092,617	915,695	310,463	(224,323)	6,080,257
Net revenues[1]	61,478	560,900	288,407	98,685	—	1,882,853
Operating income	15,734	223,980	53,294	28,042	—	552,073
Identifiable assets at year end	58,027	668,032	414,710	180,646	6,105	3,014,812
Capital expenditures	1,010	17,231	3,313	1,288	—	53,411
Depreciation and amortization	901	8,381	6,569	1,769	—	48,071
Equity	29,590	406,728	178,729	102,628	(34,378)	2,086,331
2012
Revenues from unaffiliated customers	82,337	3,059,070	833,688	285,682	—	5,992,215
Transfers between geographic areas	18,780	43,602	40,077	16,961	(224,417)	—
Total revenues	101,117	3,102,672	873,765	302,643	(224,417)	5,992,215
Net revenues[1]	57,795	548,858	285,175	99,424	—	1,835,370
Operating income	17,356	215,351	58,790	27,901	—	530,798
Identifiable assets at year end	48,995	774,569	392,180	186,077	804	2,954,125
Capital expenditures	1,301	11,199	4,490	1,716	—	47,626
Depreciation and amortization	873	6,782	5,962	1,889	—	39,940
Equity	29,504	536,384	150,264	94,764	(33,656)	2,032,570
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

The following table presents the calculation of net revenues:

Years ended December 31,	2014	2013	2012
Revenues:
Total revenues	$6,564,721	6,080,257	5,992,215
Expenses:
Airfreight services	2,103,777	1,994,374	1,983,696
Ocean freight and ocean services	1,712,795	1,521,340	1,542,170
Customs brokerage and other services	766,722	681,690	630,979
Net revenues	$1,981,427	1,882,853	1,835,370

|F-18.

Other than the United States, only the People’s Republic of China, including Hong Kong, represented more than 10% of the Company’s total revenue, net revenue, total identifiable assets or equity in any period presented as noted in the table below.

	2014	2013	2012
Total revenues	33%	33%	34%
Net revenues	16%	16%	16%
Identifiable assets at year end	14%	14%	17%
Equity	10%	11%	16%

NOTE 11.	QUARTERLY RESULTS (UNAUDITED)

	1st	2nd	3rd	4th
2014
Revenues	$1,491,645	1,599,141	1,705,105	1,768,830
Net revenues	464,586	484,714	513,256	518,871
Net earnings	84,195	91,728	102,797	100,740
Net earnings attributable to shareholders	83,824	91,302	102,381	99,381
Diluted earnings attributable to shareholders per share	0.42	0.46	0.53	0.51
Basic earnings attributable to shareholders per share	0.42	0.46	0.53	0.52
2013
Revenues	$1,413,208	1,503,224	1,537,966	1,625,859
Net revenues	448,007	471,872	484,902	478,072
Net earnings	80,610	92,663	92,729	84,009
Net earnings attributable to shareholders	80,315	92,315	92,400	83,496
Diluted earnings attributable to shareholders per share	0.39	0.45	0.45	0.41
Basic earnings attributable to shareholders per share	0.39	0.45	0.45	0.41
The sum of quarterly per share data may not equal the per share total reported for the year. In the fourth quarter of 2013 the Company recorded $8 million in compensation expense related to the retirement bonus of Peter J. Rose, the Company's former Chairman and Chief Executive Officer, whose retirement was announced on October 7, 2013.

|F-19.

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

ANNUAL REPORT
ON
FORM 10-K
FOR FISCAL YEAR ENDED
December 31, 2014

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
EXHIBITS

Exhibit Number	Description

10.23	Form of Employment Agreement executed by Jeffrey S. Musser, the Company’s President and Chief Executive Officer, dated December 31, 2008.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document