Form 10-Q
period 2015-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2015-05-07
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Yes ☐ No ☒
At May 5, 2015, the number of shares outstanding of the issuer’s Common Stock was 191,274,205.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2015	December 31, 2014
Current Assets:
Cash and cash equivalents	$1,033,144	$927,107
Short-term investments	61	40,336
Accounts receivable, less allowance for doubtful accounts of $6,932 at March 31, 2015 and $7,119 at December 31, 2014	1,253,639	1,236,042
Deferred Federal and state income taxes	20,402	20,279
Other	44,914	65,486
Total current assets	2,352,160	2,289,250
Property and equipment, less accumulated depreciation and amortization of $373,011 at March 31, 2015 and $371,756 at December 31, 2014	528,988	538,415
Goodwill	7,927	7,927
Other assets, net	54,703	55,313
Total assets	$2,943,778	$2,890,905
Current Liabilities:
Accounts payable	749,246	770,238
Accrued expenses, primarily salaries and related costs	203,810	192,468
Federal, state and foreign income taxes	26,163	21,077
Total current liabilities	979,219	983,783
Deferred Federal and state income taxes	37,028	35,514

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding 191,120,214 shares at March 31, 2015 and 191,655,690 shares at December 31, 2014	1,911	1,916
Additional paid-in capital	5,241	1,113
Retained earnings	1,974,830	1,903,196
Accumulated other comprehensive loss	(57,091)	(37,817)
Total shareholders’ equity	1,924,891	1,868,408
Noncontrolling interest	2,640	3,200
Total equity	1,927,531	1,871,608
Total liabilities and equity	$2,943,778	$2,890,905
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In thousands, except share data)
(Unaudited)

	Three months ended
	March 31,
	2015	2014
Revenues:
Airfreight services	$707,444	$647,138
Ocean freight and ocean services	565,717	469,224
Customs brokerage and other services	404,365	375,283
Total revenues	1,677,526	1,491,645
Operating Expenses:
Airfreight services	513,001	482,882
Ocean freight and ocean services	445,456	367,375
Customs brokerage and other services	189,583	176,802
Salaries and related costs	278,878	255,942
Rent and occupancy costs	25,388	25,162
Depreciation and amortization	11,529	12,382
Selling and promotion	9,247	8,173
Other	35,561	27,724
Total operating expenses	1,508,643	1,356,442
Operating income	168,883	135,203
Other Income (Expense):
Interest income	2,732	2,697
Other, net	34	(281)
Other income, net	2,766	2,416
Earnings before income taxes	171,649	137,619
Income tax expense	64,317	53,424
Net earnings	107,332	84,195
Less net earnings attributable to the noncontrolling interest	628	371
Net earnings attributable to shareholders	$106,704	$83,824
Diluted earnings attributable to shareholders per share	$0.55	$0.42
Basic earnings attributable to shareholders per share	$0.56	$0.42
Weighted average diluted shares outstanding	192,707,093	201,843,858
Weighted average basic shares outstanding	191,627,750	201,118,390
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2015	2014
Net earnings	$107,332	$84,195
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $10,560 and $1,329 for the three months ended March 31, 2015 and 2014	(19,605)	(2,377)
Other comprehensive loss	(19,605)	(2,377)
Comprehensive income	87,727	81,818
Less comprehensive income attributable to the noncontrolling interest	297	420
Comprehensive income attributable to shareholders	$87,430	$81,398
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2015	2014
Operating Activities:
Net earnings	$107,332	$84,195
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for losses (recoveries) on accounts receivable	277	(1,115)
Deferred income tax expense	11,937	7,194
Excess tax benefits from stock plans	(1,480)	(489)
Stock compensation expense	9,907	10,294
Depreciation and amortization	11,529	12,382
Other	86	138
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(46,790)	12,228
Increase in accounts payable and accrued expenses	14,895	29,546
Increase in income taxes payable, net	23,132	18,205
Decrease in other current assets	3,569	1,279
Net cash from operating activities	134,394	173,857
Investing Activities:
Purchase of short-term investments	(22)	(81,130)
Proceeds from maturities of short-term investments	40,296	20,976
Purchase of property and equipment	(9,445)	(8,760)
Other, net	198	1,670
Net cash from investing activities	31,027	(67,244)
Financing Activities:
Proceeds from issuance of common stock	35,048	7,892
Repurchases of common stock	(77,368)	(226,725)
Excess tax benefits from stock plans	1,480	489
Distributions to noncontrolling interest	(857)	(85)
Net cash from financing activities	(41,697)	(218,429)
Effect of exchange rate changes on cash and cash equivalents	(17,687)	(4,790)
Increase (decrease) in cash and cash equivalents	106,037	(116,606)
Cash and cash equivalents at beginning of period	927,107	1,247,652
Cash and cash equivalents at end of period	$1,033,144	$1,131,046
Taxes Paid:
Income taxes	$28,261	$27,496
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
The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K as filed with the Securities and Exchange Commission on February 26, 2015.
All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for share data. Effective in the first quarter of 2015, the Company changed the organization of the management of its Asia Pacific region, splitting it into North and South Asia. Accordingly, the financial information previously combined under one geographical operating segment for Asia Pacific is now reported as North Asia and South Asia segments for all periods presented.

B.	Accounts Receivable
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $6,932 as of March 31, 2015 and $7,119 as of December 31, 2014. Additions and write-offs have not been significant in the periods presented.

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
D. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 (Topic 606) “Revenue from Contracts with Customers”. This update, which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605 - “Revenue Recognition” and most industry-specific guidance throughout the industry topics of the FASB ASC, substantially converges revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards (IFRS), providing a single, comprehensive framework for recognizing revenue. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements and related disclosures. However, at this time, based on the nature of the Company's operations, the adoption of ASU 2014-09 is not expected to have a material impact on the amount or timing of revenue recognized or the Company's revenue recognition policies.

Note 2. Share-Based Compensation
The Company's annual grant of option awards generally takes place during the second quarter of each fiscal year and no grants were made in the quarters ended March 31, 2015 and 2014. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and none were issued in the three-month periods ended March 31, 2015 and 2014.
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

Total stock compensation expense and the total related tax benefit recognized are as follows:

	Three months ended
	March 31,
	2015	2014
Stock compensation expense	$9,907	$10,294
Recognized tax benefit	$1,243	$944

Note 3. Basic and Diluted Earnings per Share
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended
	March 31,
(Amounts in thousands, except share and per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2015
Basic earnings attributable to shareholders	$106,704	191,627,750	$0.56
Effect of dilutive potential common shares	—	1,079,343	—
Diluted earnings attributable to shareholders	$106,704	192,707,093	$0.55
2014
Basic earnings attributable to shareholders	$83,824	201,118,390	$0.42
Effect of dilutive potential common shares	—	725,468	—
Diluted earnings attributable to shareholders	$83,824	201,843,858	$0.42

The following potential common shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended
	March 31,
	2015	2014
Shares	9,490,380	14,995,490

Note 4. Components of Equity
The components of equity for the three months ended March 31, 2015 and 2014 are as follows:

	Shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2014	$1,868,408	3,200	1,871,608
Exercise of stock options	35,048	—	35,048
Shares repurchased under provisions of stock repurchase plans	(77,368)	—	(77,368)
Stock compensation expense	9,907	—	9,907
Tax benefits from stock plans, net	1,466	—	1,466
Net earnings	106,704	628	107,332
Other comprehensive loss	(19,274)	(331)	(19,605)
Distributions to noncontrolling interest	—	(857)	(857)
Balance at March 31, 2015	$1,924,891	2,640	1,927,531

Balance at December 31, 2013	$2,084,783	1,548	2,086,331
Exercise of stock options	7,892	—	7,892
Shares repurchased under provisions of stock repurchase plans	(226,725)	—	(226,725)
Stock compensation expense	10,294	—	10,294
Tax benefits from stock plans, net	489	—	489
Net earnings	83,824	371	84,195
Other comprehensive (loss) income	(2,426)	49	(2,377)
Distributions to noncontrolling interest	—	(85)	(85)
Balance at March 31, 2014	$1,958,131	1,883	1,960,014
The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises and employee stock purchases. During the three months ended March 31, 2015, 458,991 shares were repurchased at an average price of $47.84 per share. The Company also has a Discretionary Stock Repurchase Plan that was amended by the Board of Directors on February 24, 2015 to authorize management to reduce issued and outstanding stock to 188 million shares of common stock. During the three months ended March 31, 2015, 1,157,523 shares were repurchased at an average price of $47.87 per share.
Accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments, net of related income tax effects, for all the periods presented.
Subsequent to the end of the first quarter, on May 6, 2015, the Board of Directors declared a semi-annual cash dividend of $0.36 per share payable on June 15, 2015 to shareholders of record as of June 1, 2015.

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

	March 31, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$548,705	548,705	531,312	531,312
Corporate commercial paper	441,254	441,332	356,468	356,536
Time deposits	43,185	43,185	39,327	39,327
Total cash and cash equivalents	1,033,144	1,033,222	927,107	927,175
Short-Term Investments:
Corporate commercial paper	—	—	40,295	40,350
Time deposits	61	61	41	41
Total short-term investments	61	61	40,336	40,391
Total	$1,033,205	1,033,283	967,443	967,566
The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).
Note 6. Contingencies
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of March 31, 2015, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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
Financial information regarding the Company’s operations by geographic area is as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended March 31, 2015:
Revenues from unaffiliated customers	$444,181	54,794	24,081	645,444	181,381	242,086	85,559	—	1,677,526
Transfers between geographic areas	27,675	2,814	4,777	5,697	5,915	9,637	5,067	(61,582)	—
Total revenues	$471,856	57,608	28,858	651,141	187,296	251,723	90,626	(61,582)	1,677,526
Net revenues[1]	$219,603	30,678	16,559	117,405	42,200	75,888	27,153	—	529,486
Operating income	$59,181	11,091	5,356	57,056	13,880	15,071	7,248	—	168,883
Identifiable assets at period end	$1,451,103	109,180	57,232	541,983	143,910	430,338	198,954	11,078	2,943,778
Capital expenditures	$6,325	288	617	290	319	1,148	458	—	9,445
Depreciation and amortization	$7,393	292	268	1,399	530	1,246	401	—	11,529
Equity	$1,182,808	58,998	34,604	306,775	106,139	154,343	120,086	(36,222)	1,927,531
Three months ended March 31, 2014:
Revenues from unaffiliated customers	$400,739	51,584	20,629	568,689	140,743	233,683	75,578	—	1,491,645
Transfers between geographic areas	20,011	2,375	5,204	5,417	6,550	9,319	4,542	(53,418)	—
Total revenues	$420,750	53,959	25,833	574,106	147,293	243,002	80,120	(53,418)	1,491,645
Net revenues[1]	$192,082	26,161	15,357	93,394	39,093	74,331	24,168	—	464,586
Operating income	$51,898	8,375	4,859	40,054	12,470	11,642	5,905	—	135,203
Identifiable assets at period end	$1,437,768	105,070	61,503	545,148	151,184	437,857	183,288	3,686	2,925,504
Capital expenditures	$3,928	264	301	2,660	456	866	285	—	8,760
Depreciation and amortization	$7,852	280	212	1,502	596	1,507	433	—	12,382
Equity	$1,151,455	69,702	32,017	333,871	112,090	188,354	108,009	(35,484)	1,960,014

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

The following table presents the calculation of consolidated net revenues:

	Three months ended
	March 31,
	2015	2014
Total revenues	$1,677,526	$1,491,645
Expenses:
Airfreight services	513,001	482,882
Ocean freight and ocean services	445,456	367,375
Customs brokerage and other services	189,583	176,802
Net revenues	$529,486	$464,586

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS
Certain portions of this report on Form 10-Q including the sections entitled “Overview,” "Strategy and Culture," "International Trade and Competition," "Seasonality," “Critical Accounting Estimates,” “Results of Operations,” “Currency and Other Risk Factors” and “Liquidity and Capital Resources” contain forward-looking statements. Words such as "will likely result", "are expected to", "would expect", "would not expect", "will continue", "is anticipated", "estimate", "project", "plan", "believe", "probable", "reasonably possible", "may", "could", "should", "intends", "foreseeable future" and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, and other characterizations of future events or circumstances are forward-looking statements. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. Attention should be given to the factors identified and discussed in the Company's annual report on Form 10-K filed on February 26, 2015.
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
The Company is managed along five geographic areas of responsibility: Americas; North Asia; South Asia; Europe; and Middle East, Africa and India (MAIR). Each area is divided into sub-regions which are composed of operating units with individual profit and loss responsibility. The Company’s business involves shipments between operating units and typically touches more than one geographic area. The nature of the international logistics business necessitates a high degree of communication and cooperation among operating units. Because of this inter-relationship between operating units, it is very difficult to examine any one geographic area and draw meaningful conclusions as to its contribution to the Company’s overall success on a stand-alone basis.

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
The mix of services varies by segment based primarily on the import or export orientation of local operations in each region. In accordance with the Company's revenue recognition policy (see Note 1. E. to the consolidated financial statements in the Company's annual report on Form 10-K filed on February 26, 2015), almost all freight revenues and related expenses are recorded at origin and shipment profits are split between origin and destination offices by recording a commission fee or profit share revenue at destination and a corresponding commission or profit share expense as a component of origin consolidation costs.
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

The Company reinforces these values with a compensation system that rewards employees for profitably managing the things they can control. This compensation system has been in place since the Company became a publicly traded entity. The Company believes in a “real world” environment in every operating unit where individuals are not sheltered from the profit implications of their decisions. If these decisions result in operating losses, management must make up these losses with future operating profits, in the aggregate, before any cash incentive compensation can be earned. Executive management, in very limited circumstances, has made exceptions at the branch operating unit level. At the same time, the Company insists on continued focus on such things as accounts receivable collection, cash flow management and credit soundness in an attempt to insulate managers from the sort of catastrophic errors that might end a career.
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
The Company’s ability to provide services to its customers is highly dependent on good working relationships with a variety of entities including airlines, steamship lines, ground transportation providers and governmental agencies. The significance of maintaining acceptable working relationships with these entities has gained increased importance as a result of ongoing concern over terrorism and increased governmental regulation and oversight of international trade. A good reputation helps to develop practical working understandings that will assist in meeting security requirements while minimizing potential international trade obstacles, especially as governments promulgate new regulations and increase oversight and enforcement of new and existing laws. The Company considers its current working relationships with these entities to be satisfactory. Over the last two years, airline profitability has improved, although many air carriers remain highly leveraged with debt. The ocean steamship line industry has incurred significant losses in recent years and many carriers are highly leveraged with debt. This situation has required the Company to be increasingly selective in determining which carriers to utilize. Further changes in the financial stability, operating capabilities and capacity of asset-based carriers, space allotments available from carriers, governmental regulations, and/or trade accords could adversely affect the Company’s business in unpredictable ways.

International Trade and Competition
The Company operates in 63 countries in the competitive global logistics industry and Company activities are closely tied to the global economy. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to current tariffs and trade restrictions and accords. The Company cannot predict which, if any, of these proposals may be adopted, or the effects the adoption of any such proposal will have on the Company’s business. Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies concerning international trade, the Company’s business may also be affected by political developments and changes in government personnel or policies, as well as economic turbulence, political unrest and security concerns in the nations in which it does business and the future impact that these events may have on international trade and oil prices.
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
Recent declines in oil prices did not significantly impact buy and sell rates to date. However, customers have begun to seek reductions in rates related to lower oil prices. Currently, there is uncertainty as to how buy rates will be impacted due to a number of factors, including that some carriers have hedged fuel costs through 2015. Presently, most carriers have not incorporated lower fuel costs in their pricing structure. Because fuel is an integral part of carriers' costs and impacts both the Company's cargo space buy rates and its sell rates to customers, the Company would expect its gross revenues and costs to decline should lower fuel prices persist. The Company would not expect a significant adverse effect on net revenues resulting from a decline in oil prices.
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
A significant portion of the Company’s revenues are derived from customers in retail industries whose shipping patterns are tied closely to consumer demand, and from customers in industries whose shipping patterns are dependent upon just-in-time production schedules. Therefore, the timing of the Company’s revenues are, to a large degree, impacted by factors out of the Company’s control, such as a sudden change in consumer demand for retail goods, product launches and/or manufacturing production delays. Additionally, many customers ship a significant portion of their goods at or near the end of a quarter and, therefore, the Company may not learn of a shortfall in revenues until late in a quarter.
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
Critical Accounting Estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires that the Company make estimates and judgments. The Company bases its estimates on historical experience and on assumptions that it believes are reasonable. The Company's critical accounting estimates are discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's annual report on Form 10-K for the year ended December 31, 2014, filed on February 26, 2015. There have been no material changes to the critical accounting estimates previously disclosed in that report.

Results of Operations
The following table shows the total net revenues (a non-GAAP measure calculated as revenues less directly related operations expenses attributable to the Company's principal services) and the Company’s expenses for the three-month periods ended March 31, 2015 and 2014, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues when analyzing and discussing management's effectiveness in managing the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment, whereas revenues earned by the Company in its other capacities include primarily the commissions and fees actually earned by the Company. Net revenue is one of the Company's primary operational and financial measures that demonstrates the ability of the Company to manage sell rates to customers with its ability to concentrate and leverage its purchasing power through effective consolidation of shipments from multiple customers utilizing a variety of transportation carriers and optimal routings. Using net revenue also provides a commonality for comparison among various services.
The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended March 31,
	2015		2014
	Amount	Percent of net revenues	Amount	Percent of net revenues
(in thousands)
Airfreight services:
Revenues	$707,444		$647,138
Expenses	513,001		482,882
Net revenues	194,443	37%	164,256	35%
Ocean freight services and ocean services:
Revenues	565,717		469,224
Expenses	445,456		367,375
Net revenues	120,261	23	101,849	22
Customs brokerage and other services:
Revenues	404,365		375,283
Expenses	189,583		176,802
Net revenues	214,782	40	198,481	43
Total net revenues	529,486	100	464,586	100
Overhead expenses:
Salaries and related costs	278,878	53	255,942	55
Other	81,725	15	73,441	16
Total overhead expenses	360,603	68	329,383	71
Operating income	168,883	32	135,203	29
Other income, net	2,766	1	2,416	1
Earnings before income taxes	171,649	33	137,619	30
Income tax expense	64,317	12	53,424	12
Net earnings	107,332	21	84,195	18
Less net earnings attributable to the noncontrolling interest	628	—	371	—
Net earnings attributable to shareholders	$106,704	21%	$83,824	18%
Airfreight services:
Airfreight services revenues increased 9% in the first quarter of 2015, as compared with the same period for 2014, due to a 13% increase in tonnage that was partially offset by lower sell rates in response to competitive market conditions in North America, Europe and North Asia. Airfreight services expenses increased 6% in the first quarter of 2015 as the increase in tonnage was largely offset by favorable spot market buy rates in the latter part of the quarter. While not possible to quantify, the increase in tonnage was partially attributable to customers converting a portion of their ocean freight shipments to airfreight due to port disruptions on the U.S. West Coast. These volume increases were on exports from North America, Europe, North Asia and South Asia.
Airfreight services net revenues increased 18% for the three-month period ended March 31, 2015, as compared with the same period for 2014. This increase was primarily due to a 13% improvement in airfreight tonnage and an 8% increase in net revenue per kilo. North America net revenues increased by 22% due to 15% growth in export tonnage and a reduction of average buy rates from favorable spot market opportunities during the latter part of the quarter. Europe net revenues increased 1% primarily due to a 19% increase in export tonnage, which was mostly offset by a 16% reduction in net revenue per kilo. The Company lowered sell rates in Europe in response to competitive market conditions. North Asia net revenues increased 29%. This was primarily due to favorable spot market buying opportunities in the latter part of the quarter, which resulted in a 30% increase in net revenue per kilo on a 4% improvement in export tonnage. South Asia net revenues increased 17%. A 34% increase in tonnage was partially offset by a 9% decrease in net revenue per kilo due to higher average buy rates resulting from higher demand.
Aside from temporary disruptions such as those experienced with U.S. West Coast ports, the Company expects the global airfreight market to continue to be affected by carrier overcapacity and the timing of new product launches. Customers remain focused on improving supply-chain efficiency, reducing overall logistics costs by negotiating lower rates and utilizing ocean freight whenever possible. The Company expects these trends to continue in conjunction with carriers' efforts to manage available capacity, however, this could be affected by new product launches during periods that have historically experienced higher demands. These events, should they occur, create a higher degree of volatility in volumes and ultimately buy and sell rates.
Ocean freight and ocean services:
Ocean freight and ocean services revenues increased 21% for the three-month period ended March 31, 2015, as compared with the same period for 2014, due primarily to a 12% increase in container volume and higher average sell rates to customers. In the first half of 2014, the Company lowered sell rates to maintain and gain market share. Beginning in September 2014, the Company increased average sell rates in response to overall market conditions. Ocean freight and ocean services expenses also increased 21% for the three-month period ended March 31, 2015, due to increased volumes and higher average buy rates as overall market demand increased and carriers managed available capacity. Container volume is measured in terms of forty-foot container equivalent units (FEUs).
Ocean freight and ocean services net revenues increased 18% for the three-month period ended March 31, 2015, as compared with the same period for 2014. Ocean freight and ocean services net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The largest component is ocean freight consolidation, which represented 49% and 43% of ocean freight net revenue for the three-month periods ended March 31, 2015 and 2014, respectively.
Ocean freight consolidation net revenues increased 34% for the three-month period ended March 31, 2015, as compared with the same period in 2014. This increase was due primarily to a 20% increase in net revenue per container and a 12% growth in volume. Despite the port disruptions in the western United States, the Company was able to provide customers solutions through a combination of carrier selection and rerouting through alternative ports. Average yield per container improved during the first quarter as a result of changes to the Company's pricing strategy that were implemented in the third quarter of 2014. Direct ocean freight forwarding net revenues increased 6% as a result of higher volumes principally in North America and North and South Asia. Order management net revenues increased 6% mostly due to higher volumes with new and existing customers, primarily in North Asia.
North America ocean freight and ocean services net revenues increased 18% in the first quarter of 2015 as compared with 2014, primarily due to an increase in volumes and improved margins. North Asia increased 27% due principally to higher volumes and growth in other services.
Customs brokerage and other services:
Customs brokerage and other services revenues and expenses increased 8% and 7%, respectively, for the three-month period ended March 31, 2015, as compared with the same period for 2014, as a result of increased volumes from existing and new customers and higher costs in import delivery services.
Customs brokerage and other services net revenues increased 8% for the three-month period ended March 31, 2015, as compared with the same period in 2014, primarily due to higher volumes from existing and new customers in North America and North Asia.
North America, North Asia and Europe net revenues increased 10%, 11% and 2%, respectively, in the first quarter of 2015, as compared with the same period in 2014, primarily as a result of higher volumes from existing and new customers. South Asia net revenues decreased 7% due to general market conditions.
Overhead expenses:
Salaries and related costs increased 9% for the three-month period ended March 31, 2015, as compared with the same period in 2014, primarily as a result of an increase in the number of employees in North America and Europe.
Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation will occur in proportion to changes in Company operating income, creating a direct alignment between corporate performance and shareholder interests. Bonuses to field and executive management for the three-month period ended March 31, 2015 were up 24% as compared with the same period for 2014, primarily as a result of a 25% increase in operating income. The Company’s management incentive compensation programs have always been incentive-based and performance driven and there is no built-in bias that favors or enriches management in a manner inconsistent with overall corporate performance. Salaries and related costs as a percentage of net revenues decreased 2% for the three-month period ended March 31, 2015 as compared with the same period for 2014.
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
Other overhead expenses increased 11% for the three-month period ended March 31, 2015, as compared with the same period in 2014. The increase in expenses is primarily due to higher travel related costs, maintenance and warehousing costs, technology consulting fees, claims, business taxes and an increase in bad debt expense. Other overhead expenses decreased 1% as a percentage of net revenues for the three-month period ended March 31, 2015, as compared with the same period in 2014.
Income tax expense:
The Company pays income taxes in the United States and other jurisdictions. The Company’s consolidated effective income tax rate was 37.5% for the three-month period ended March 31, 2015 and 38.8% for the same period in 2014. The decrease in the effective tax rate over the prior period is principally the result of an increasingly higher proportion of the Company's total outstanding stock options being non-qualified grants. The tax benefit associated with non-qualified stock option grants is recorded when the related compensation expense is recognized while the tax benefits for incentive stock options and employee stock purchase plan shares cannot be anticipated and are recognized if and when a disqualifying disposition event occurs.

Currency and Other Risk Factors
The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on the Company's ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three months ended March 31, 2015 and 2014 was insignificant. The Company had no foreign currency derivatives outstanding at March 31, 2015 and December 31, 2014. During the three months ended March 31, 2015 and 2014, net foreign currency losses were approximately $4 million and $3 million, respectively.
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
The primary competitive factors in the international logistics industry continue to be price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. The Company emphasizes quality customer service and believes that its prices are competitive with those of others in the industry. Customers regularly solicit bids from competitors in order to improve service, pricing and contractual terms such as seeking longer payment terms, higher or unlimited liability limits and performance penalties. Increased competition and competitors' acceptance of less favorable contractual terms could result in reduced revenues, reduced margins, higher operating costs or loss of market share, any of which would damage the Company's results of operations and financial condition.
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
Liquidity and Capital Resources
The Company’s principal source of liquidity is cash and cash equivalents, short-term investments and cash generated from operating activities. Net cash provided by operating activities for the three months ended March 31, 2015, was approximately $134 million as compared with $174 million for the same period in 2014. The decrease of $40 million for the three-month period ended March 31, 2015 is primarily due to changes in working capital, including the growth in accounts receivable, partially offset by higher earnings. At March 31, 2015, working capital was $1,373 million, including cash and cash equivalents and short-term investments of $1,033 million. The Company had no long-term debt at March 31, 2015. Management believes that the Company’s current cash position and operating cash flows will be sufficient to meet its capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
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
Cash provided by investing activities for the three months ended March 31, 2015 was $31 million as compared with cash used of $67 million for the same period in 2014. The Company received net proceeds from short-term investments of $40 million and made a net investment of $60 million, respectively, for the three-month periods ended March 31, 2015 and 2014. The Company had capital expenditures of $9 million in both the first quarter of 2015 and 2014. Capital expenditures in the three months ended March 31, 2015 related primarily to investments in technology, office furniture and equipment and building and leasehold improvements. The Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. Total capital expenditures in 2015 are currently estimated to be $85 million. This includes routine capital expenditures plus additional real estate development.
Cash used in financing activities during the three months ended March 31, 2015, was $42 million as compared with $218 million for the same period in 2014. The Company uses the proceeds from stock option exercises and available cash to repurchase the Company’s common stock on the open market to limit the growth in issued and outstanding shares. Also, during the three months ended March 31, 2015 and 2014, the Company used cash to repurchase additional common stock of 1.0 million and 5.6 million shares, respectively, to reduce the number of total outstanding shares.
The Company follows established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. The Company’s investment portfolio has not been adversely impacted by the disruption in the credit markets. However, there can be no assurance that the Company’s investment portfolio will not be adversely affected in the future.
The Company maintains international unsecured bank lines of credit. At March 31, 2015, the Company was contingently liable for $71 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.
The Company's foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and needs to finance local capital expenditures. In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At March 31, 2015, cash and cash equivalent balances of $597 million were held by the Company’s non-United States subsidiaries, of which $56 million was held in banks in the United States. Earnings of the Company's foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States and, accordingly, a deferred tax liability has been accrued for all undistributed earnings, net of foreign related tax credits that are available to be repatriated.

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
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the three months ended March 31, 2015, would have had the effect of raising operating income approximately $12 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $10 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the three months ended March 31, 2015 and 2014 was insignificant. During the three months ended March 31, 2015 and 2014, net foreign currency losses were approximately $4 million and $3 million, respectively. The Company had no foreign currency derivatives outstanding at March 31, 2015 and December 31, 2014. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of March 31, 2015, the Company had approximately $38 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.
Interest Rate Risk
At March 31, 2015, the Company had cash and cash equivalents and short term investments of $1,033 million, of which $484 million was invested at various short-term market interest rates. The Company had no long-term debt at March 31, 2015. A hypothetical change in the interest rate of 10 basis points at March 31, 2015 would not have a significant impact on the Company’s earnings.
In management’s opinion, there has been no material change in the Company’s interest rate risk exposure in the first quarter of 2015.
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

This transition is affecting the processes that constitute the Company's internal control over financial reporting. Prior to implementing new functionalities, applicable controls are tested for operating effectiveness.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations or financial position. As of March 31, 2015, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the Company's annual report on Form 10-K filed on February 26, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2015	—	$—	—	14,265,185
February 1-28, 2015	271	45.04	271	16,563,210
March 1-31, 2015	1,616,243	47.86	1,616,243	15,227,246
Total	1,616,514	$47.86	1,616,514	15,227,246
In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of the Company’s common stock. This authorization has no expiration date. This plan was disclosed in the Company’s annual report on Form 10-K filed on March 31, 1995. In the first quarter of 2015, 458,991 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.
On November 13, 2001, the Company’s Board of Directors announced a Discretionary Stock Repurchase Plan, which authorized the repurchase of the Company's common stock in the open market to reduce the issued and outstanding common stock to 200 million shares. The Board of Directors amended the plan on February 24, 2014, to authorize management repurchases to 190 million shares of common stock and on February 24, 2015, further authorized repurchases to 188 million shares of common stock. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. In the first quarter of 2015, 1,157,523 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases included 157,523 shares that were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises and 1,000,000 shares to reduce the number of total shares outstanding.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(a)	Not applicable.

(b)	Not applicable.

Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
3.2	The Company's Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to Form 8-K, filed on or about March 27, 2015.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

May 7, 2015	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

May 7, 2015	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Form 10-Q Index and Exhibits
March 31, 2015

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