Form 10-Q
period 2015-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2015-08-06
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Yes ☐ No ☒
At August 3, 2015, the number of shares outstanding of the issuer’s Common Stock was 189,159,975.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2015	December 31, 2014
Current Assets:
Cash and cash equivalents	$985,727	$927,107
Short-term investments	47,047	40,336
Accounts receivable, less allowance for doubtful accounts of $7,369 at June 30, 2015 and $7,119 at December 31, 2014	1,194,180	1,236,042
Deferred Federal and state income taxes	20,930	20,279
Other	86,871	65,486
Total current assets	2,334,755	2,289,250
Property and equipment, less accumulated depreciation and amortization of $381,393 at June 30, 2015 and $371,756 at December 31, 2014	536,121	538,415
Goodwill	7,927	7,927
Other assets, net	53,572	55,313
Total assets	$2,932,375	$2,890,905
Current Liabilities:
Accounts payable	738,323	770,238
Accrued expenses, primarily salaries and related costs	228,537	192,468
Federal, state and foreign income taxes	26,821	21,077
Total current liabilities	993,681	983,783
Deferred Federal and state income taxes	48,961	35,514

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding 189,117,916 shares at June 30, 2015 and 191,655,690 shares at December 31, 2014	1,891	1,916
Additional paid-in capital	2,349	1,113
Retained earnings	1,935,159	1,903,196
Accumulated other comprehensive loss	(52,778)	(37,817)
Total shareholders’ equity	1,886,621	1,868,408
Noncontrolling interest	3,112	3,200
Total equity	1,889,733	1,871,608
Total liabilities and equity	$2,932,375	$2,890,905
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In thousands, except share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Airfreight services	$693,812	$667,257	$1,401,256	$1,314,395
Ocean freight and ocean services	576,772	536,438	1,142,489	1,005,662
Customs brokerage and other services	420,969	395,446	825,334	770,729
Total revenues	1,691,553	1,599,141	3,369,079	3,090,786
Operating Expenses:
Airfreight services	506,988	503,213	1,019,989	986,095
Ocean freight and ocean services	433,356	423,716	878,812	791,091
Customs brokerage and other services	199,068	187,498	388,651	364,300
Salaries and related costs	287,065	260,767	565,943	516,709
Rent and occupancy costs	24,971	25,401	50,359	50,563
Depreciation and amortization	11,420	12,417	22,949	24,799
Selling and promotion	10,529	9,291	19,776	17,464
Other	35,440	34,395	71,001	62,119
Total operating expenses	1,508,837	1,456,698	3,017,480	2,813,140
Operating income	182,716	142,443	351,599	277,646
Other Income (Expense):
Interest income	2,636	2,764	5,368	5,461
Other, net	3,804	3,190	3,838	2,909
Other income, net	6,440	5,954	9,206	8,370
Earnings before income taxes	189,156	148,397	360,805	286,016
Income tax expense	70,827	56,669	135,144	110,093
Net earnings	118,329	91,728	225,661	175,923
Less net earnings attributable to the noncontrolling interest	569	426	1,197	797
Net earnings attributable to shareholders	$117,760	$91,302	$224,464	$175,126
Diluted earnings attributable to shareholders per share	$0.61	$0.46	$1.17	$0.88
Basic earnings attributable to shareholders per share	$0.62	$0.46	$1.17	$0.88
Dividends declared and paid per common share	$0.36	$0.32	$0.36	$0.32
Weighted average diluted shares outstanding	191,917,973	197,126,243	192,425,521	199,482,932
Weighted average basic shares outstanding	190,679,008	196,451,912	191,150,758	198,772,260
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net earnings	$118,329	$91,728	$225,661	$175,923
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $2,363 and $2,723 for the three months ended June 30, 2015 and 2014 and $8,197 and $1,394 for the six months ended June 30, 2015 and 2014	4,216	4,985	(15,389)	2,608
Reclassification adjustment for foreign currency realized losses, net of tax of $61 for the three and six months ended June 30, 2014	—	111	—	111
Other comprehensive income (loss)	4,216	5,096	(15,389)	2,719
Comprehensive income	122,545	96,824	210,272	178,642
Less comprehensive income attributable to the noncontrolling interest	472	440	769	860
Comprehensive income attributable to shareholders	$122,073	$96,384	$209,503	$177,782
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating Activities:
Net earnings	$118,329	$91,728	$225,661	$175,923
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for losses (recoveries) on accounts receivable	584	496	861	(619)
Deferred income tax expense	8,986	2,891	20,923	10,085
Excess tax benefits from stock plans	(366)	(495)	(1,846)	(984)
Stock compensation expense	11,663	11,877	21,570	22,171
Depreciation and amortization	11,420	12,417	22,949	24,799
Other	27	68	113	206
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	63,234	(84,618)	16,444	(72,390)
Increase in accounts payable and accrued expenses	8,038	61,377	22,933	90,923
Decrease in income taxes payable, net	(39,000)	(47,370)	(15,868)	(29,165)
(Increase) decrease in other current assets	(1,187)	(3,485)	2,382	(2,206)
Net cash from operating activities	181,728	44,886	316,122	218,743
Investing Activities:
Purchase of short-term investments	(46,986)	(15,301)	(47,008)	(96,431)
Proceeds from maturities of short-term investments	—	15,643	40,296	36,619
Purchase of property and equipment	(12,912)	(9,635)	(22,357)	(18,395)
Escrow deposit for land acquisition	—	(27,101)	—	(27,101)
Other, net	(14)	(1,536)	184	134
Net cash from investing activities	(59,912)	(37,930)	(28,885)	(105,174)
Financing Activities:
Proceeds from issuance of common stock	25,047	22,125	60,095	30,017
Repurchases of common stock	(128,137)	(131,391)	(205,505)	(358,116)
Excess tax benefits from stock plans	366	495	1,846	984
Dividends paid	(68,781)	(62,807)	(68,781)	(62,807)
Distributions to noncontrolling interest	—	—	(857)	(85)
Net cash from financing activities	(171,505)	(171,578)	(213,202)	(390,007)
Effect of exchange rate changes on cash and cash equivalents	2,272	4,137	(15,415)	(653)
(Decrease) increase in cash and cash equivalents	(47,417)	(160,485)	58,620	(277,091)
Cash and cash equivalents at beginning of period	1,033,144	1,131,046	927,107	1,247,652
Cash and cash equivalents at end of period	$985,727	$970,561	$985,727	$970,561
Taxes Paid:
Income taxes	$101,389	$105,963	$129,650	$133,459
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
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $7,369 as of June 30, 2015 and $7,119 as of December 31, 2014. Additions and write-offs have not been significant in the periods presented.

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
D. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 (Topic 606) “Revenue from Contracts with Customers”, as amended. This update, which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605 - “Revenue Recognition” and most industry-specific guidance throughout the industry topics of the FASB ASC, substantially converges revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards (IFRS), providing a single, comprehensive framework for recognizing revenue. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2018. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements and related disclosures. However, at this time, based on the nature of the Company's operations, the adoption of ASU 2014-09 is not expected to have a material impact on the amount or timing of revenue recognized or the Company's revenue recognition policies.

Note 2. Share-Based Compensation
The Company provides compensation benefits by granting stock options and employee stock purchase rights to its employees and restricted shares to its directors. On May 21, 2015, the shareholders approved the 2015 Stock Option Plan, which made available 3,000,000 shares of the Company's common stock for purchase upon exercise of options granted. The Company has historically granted the majority of its options during the second quarter of each fiscal year. For the six months ended June 30, 2015 and 2014, 2,919,750 and 2,289,600 options were granted, respectively. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and none were issued in the six-month periods ended June 30, 2015 and 2014. In the second quarter of 2015 and 2014, respectively, 33,868 and 30,702 fully vested shares were granted to independent directors.
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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six months ended June 30,
	2015	2014
Dividend yield	1.60%	1.50%
Volatility - stock option plans	31%	36%
Risk free interest rates	1.79%	2.27%
Expected life (years) - stock option plans	6.41 - 7.47	6.52 - 7.43
Weighted average fair value of stock options granted during the period	$13.42	$14.08
Total stock compensation expense and the total related tax benefit recognized are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Stock compensation expense	$11,663	$11,877	$21,570	$22,171
Recognized tax benefit	$1,491	$1,183	$2,734	$2,126

Note 3. Basic and Diluted Earnings per Share
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended
	June 30,
(Amounts in thousands, except share and per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2015
Basic earnings attributable to shareholders	$117,760	190,679,008	$0.62
Effect of dilutive potential common shares	—	1,238,965	—
Diluted earnings attributable to shareholders	$117,760	191,917,973	$0.61
2014
Basic earnings attributable to shareholders	$91,302	196,451,912	$0.46
Effect of dilutive potential common shares	—	674,331	—
Diluted earnings attributable to shareholders	$91,302	197,126,243	$0.46

	Six months ended
	June 30,
(Amounts in thousands, except share and per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2015
Basic earnings attributable to shareholders	$224,464	191,150,758	$1.17
Effect of dilutive potential common shares	—	1,274,763	—
Diluted earnings attributable to shareholders	$224,464	192,425,521	$1.17
2014
Basic earnings attributable to shareholders	$175,126	198,772,260	$0.88
Effect of dilutive potential common shares	—	710,672	—
Diluted earnings attributable to shareholders	$175,126	199,482,932	$0.88
The following potential common shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Shares	8,406,717	15,633,365	10,519,482	16,778,917

Note 4. Components of Equity
The components of equity for the six months ended June 30, 2015 and 2014 are as follows:

	Shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2014	$1,868,408	3,200	1,871,608
Exercise of stock options	60,095	—	60,095
Shares repurchased under provisions of stock repurchase plans	(205,505)	—	(205,505)
Stock compensation expense	21,570	—	21,570
Tax benefits from stock plans, net	1,331	—	1,331
Net earnings	224,464	1,197	225,661
Other comprehensive loss	(14,961)	(428)	(15,389)
Dividends paid ($0.36 per share)	(68,781)	—	(68,781)
Distributions to noncontrolling interest	—	(857)	(857)
Balance at June 30, 2015	$1,886,621	3,112	1,889,733

Balance at December 31, 2013	$2,084,783	1,548	2,086,331
Exercise of stock options	30,017	—	30,017
Shares repurchased under provisions of stock repurchase plans	(358,116)	—	(358,116)
Stock compensation expense	22,171	—	22,171
Tax benefits from stock plans, net	984	—	984
Net earnings	175,126	797	175,923
Other comprehensive income	2,656	63	2,719
Dividends paid ($0.32 per share)	(62,807)	—	(62,807)
Distributions to noncontrolling interest	—	(85)	(85)
Balance at June 30, 2014	$1,894,814	2,323	1,897,137
The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises and employee stock purchases. During the six month periods ended June 30, 2015 and 2014, 1,183,284 and 651,982 shares were repurchased at an average price of $47.06 and $44.26 per share, respectively. The Company also has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding stock to 188 million shares of common stock. On August 4, 2015, the Board of Directors amended the plan to further authorize repurchases down to 180 million shares of common stock. During the six month periods ended June 30, 2015 and 2014, 3,132,992 and 7,947,500 shares were repurchased at an average price of $47.82 and $41.43 per share, respectively.
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

	June 30, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$584,452	584,452	531,312	531,312
Corporate commercial paper	348,653	348,690	356,468	356,536
Time deposits	52,622	52,622	39,327	39,327
Total cash and cash equivalents	985,727	985,764	927,107	927,175
Short-Term Investments:
Corporate commercial paper	47,006	47,025	40,295	40,350
Time deposits	41	41	41	41
Total short-term investments	47,047	47,066	40,336	40,391
Total	$1,032,774	1,032,830	967,443	967,566
The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).
Note 6. Contingencies
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of June 30, 2015, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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
Financial information regarding the Company’s operations by geographic area is as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended June 30, 2015:
Revenues from unaffiliated customers	$449,622	58,739	24,314	649,901	184,862	239,953	84,162	—	1,691,553
Transfers between geographic areas	32,486	3,685	5,403	5,427	6,473	10,716	5,112	(69,302)	—
Total revenues	$482,108	62,424	29,717	655,328	191,335	250,669	89,274	(69,302)	1,691,553
Net revenues[1]	$229,353	30,576	17,485	124,491	46,944	76,607	26,685	—	552,141
Operating income	$68,547	10,437	5,441	60,597	16,140	15,587	5,967	—	182,716
Identifiable assets at period end	$1,381,755	103,613	57,711	572,425	141,344	448,475	219,280	7,772	2,932,375
Capital expenditures	$7,711	1,656	569	475	989	921	591	—	12,912
Depreciation and amortization	$7,339	310	248	1,379	548	1,176	420	—	11,420
Equity	$1,075,703	59,374	38,447	344,479	118,175	166,569	124,564	(37,578)	1,889,733
Three months ended June 30, 2014:
Revenues from unaffiliated customers	$416,454	55,343	22,003	623,625	152,570	250,823	78,323	—	1,599,141
Transfers between geographic areas	22,408	2,587	5,567	5,637	6,708	9,829	4,925	(57,661)	—
Total revenues	$438,862	57,930	27,570	629,262	159,278	260,652	83,248	(57,661)	1,599,141
Net revenues[1]	$200,106	25,533	16,648	97,498	40,145	79,958	24,826	—	484,714
Operating income	$59,780	7,001	4,676	39,321	11,828	14,952	4,885	—	142,443
Identifiable assets at period end	$1,328,312	110,498	57,588	587,891	153,660	481,190	205,023	5,778	2,929,940
Capital expenditures	$5,547	422	171	1,383	518	1,234	360	—	9,635
Depreciation and amortization	$7,879	296	227	1,476	620	1,478	441	—	12,417
Equity	$1,044,386	72,681	35,578	356,974	122,577	189,296	112,394	(36,749)	1,897,137

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
Six months ended June 30, 2015:
Revenues from unaffiliated customers	$893,803	113,533	48,395	1,295,345	366,243	482,039	169,721	—	3,369,079
Transfers between geographic areas	60,161	6,499	10,180	11,124	12,388	20,353	10,179	(130,884)	—
Total revenues	$953,964	120,032	58,575	1,306,469	378,631	502,392	179,900	(130,884)	3,369,079
Net revenues[1]	$448,956	61,254	34,044	241,896	89,144	152,495	53,838	—	1,081,627
Operating income	$127,728	21,528	10,797	117,653	30,020	30,658	13,215	—	351,599
Identifiable assets at period end	$1,381,755	103,613	57,711	572,425	141,344	448,475	219,280	7,772	2,932,375
Capital expenditures	$14,036	1,944	1,186	765	1,308	2,069	1,049	—	22,357
Depreciation and amortization	$14,732	602	516	2,778	1,078	2,422	821	—	22,949
Equity	$1,075,703	59,374	38,447	344,479	118,175	166,569	124,564	(37,578)	1,889,733
Six months ended June 30, 2014:
Revenues from unaffiliated customers	$817,193	106,927	42,632	1,192,314	293,313	484,506	153,901	—	3,090,786
Transfers between geographic areas	42,419	4,962	10,771	11,054	13,258	19,148	9,467	(111,079)	—
Total revenues	$859,612	111,889	53,403	1,203,368	306,571	503,654	163,368	(111,079)	3,090,786
Net revenues[1]	$392,188	51,694	32,005	190,892	79,238	154,289	48,994	—	949,300
Operating income	$111,678	15,376	9,535	79,375	24,298	26,594	10,790	—	277,646
Identifiable assets at period end	$1,328,312	110,498	57,588	587,891	153,660	481,190	205,023	5,778	2,929,940
Capital expenditures	$9,475	686	472	4,043	974	2,100	645	—	18,395
Depreciation and amortization	$15,731	576	439	2,978	1,216	2,985	874	—	24,799
Equity	$1,044,386	72,681	35,578	356,974	122,577	189,296	112,394	(36,749)	1,897,137
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

The following table presents the calculation of consolidated net revenues:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Total revenues	$1,691,553	$1,599,141	$3,369,079	$3,090,786
Expenses:
Airfreight services	506,988	503,213	1,019,989	986,095
Ocean freight and ocean services	433,356	423,716	878,812	791,091
Customs brokerage and other services	199,068	187,498	388,651	364,300
Net revenues	$552,141	$484,714	$1,081,627	$949,300

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
The Company’s ability to provide services to its customers is highly dependent on good working relationships with a variety of entities including airlines, steamship lines, ground transportation providers and governmental agencies. The significance of maintaining acceptable working relationships with these entities has gained increased importance as a result of ongoing concern over terrorism and increased governmental regulation and oversight of international trade and commerce. A good reputation helps to develop practical working understandings that will assist in meeting security and regulatory requirements while minimizing potential international trade obstacles, especially as governments promulgate new regulations and increase oversight and enforcement of new and existing laws. The Company considers its current working relationships with these entities to be satisfactory. Over the last two years, airline profitability has improved, although many air carriers remain highly leveraged with debt. The ocean steamship line industry has incurred significant losses in recent years and many carriers are highly leveraged with debt. This situation has required the Company to be selective in determining which carriers to utilize. Further changes in the financial stability, operating capabilities and capacity of asset-based carriers, space allotments available from carriers, governmental regulations, and/or trade accords could adversely affect the Company’s business in unpredictable ways.

International Trade and Competition
The Company operates in 63 countries in the competitive global logistics industry and Company activities are closely tied to the global economy. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to current tariffs and trade restrictions and accords. The Company cannot predict which, if any, of these proposals may be adopted, or the effects the adoption of any such proposal will have on the Company’s business. Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies concerning international trade and commerce, the Company’s business may also be affected by political developments and changes in government personnel or policies, as well as economic turbulence, political unrest and security concerns in the nations in which it does business and the future impact that these events may have on international trade and oil prices.
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
Recent declines in oil prices did not significantly impact buy and sell rates to date. However, customers are seeking reductions in rates related to lower oil prices. Currently, there is uncertainty as to how buy rates will be impacted due to a number of factors, including that some carriers have hedged fuel costs through 2015. Presently, most carriers have not incorporated lower fuel costs in their pricing structure. Because fuel is an integral part of carriers' costs and impacts both the Company's cargo space buy rates and its sell rates to customers, the Company would expect its gross revenues and costs to decline should lower fuel prices persist. The Company would not expect a significant, adverse effect on net revenues resulting from a decline in oil prices.
The Company cannot predict what impact ongoing uncertainties in the global economy may have on its operating results, freight volumes, pricing, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or on changes in competitors' behavior.
Seasonality
Historically, the Company’s operating results have been subject to seasonal trends with the first quarter being the weakest and the third and fourth quarters being the strongest; however, there is no assurance this seasonal trend will occur in the future. This pattern has been the result of, or influenced by, numerous factors including weather patterns, national holidays, consumer demand, new product launches, economic conditions and a myriad of other similar and subtle forces. In addition, this historical quarterly trend has been influenced by the growth and diversification of the Company’s international network and service offerings.
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

Results of Operations
The following table shows the total net revenues (a non-GAAP measure calculated as revenues less directly related operations expenses attributable to the Company's principal services) and the Company’s expenses for the three and six-month periods ended June 30, 2015 and 2014, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues when analyzing and discussing management's effectiveness in managing the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment, whereas revenues earned by the Company in its other capacities include primarily the commissions and fees actually earned by the Company. Net revenue is one of the Company's primary operational and financial measures that demonstrates the ability of the Company to manage sell rates to customers with its ability to concentrate and leverage its purchasing power through effective consolidation of shipments from multiple customers utilizing a variety of transportation carriers and optimal routings. Using net revenue also provides a commonality for comparison among various services.
The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
(in thousands)
Airfreight services:
Revenues	$693,812		$667,257		$1,401,256		$1,314,395
Expenses	506,988		503,213		1,019,989		986,095
Net revenues	186,824	34%	164,044	34%	381,267	35%	328,300	34%
Ocean freight services and ocean services:
Revenues	576,772		536,438		1,142,489		1,005,662
Expenses	433,356		423,716		878,812		791,091
Net revenues	143,416	26	112,722	23	263,677	25	214,571	23
Customs brokerage and other services:
Revenues	420,969		395,446		825,334		770,729
Expenses	199,068		187,498		388,651		364,300
Net revenues	221,901	40	207,948	43	436,683	40	406,429	43
Total net revenues	552,141	100	484,714	100	1,081,627	100	949,300	100
Overhead expenses:
Salaries and related costs	287,065	52	260,767	54	565,943	52	516,709	54
Other	82,360	15	81,504	17	164,085	15	154,945	17
Total overhead expenses	369,425	67	342,271	71	730,028	67	671,654	71
Operating income	182,716	33	142,443	29	351,599	33	277,646	29
Other income, net	6,440	1	5,954	1	9,206	1	8,370	1
Earnings before income taxes	189,156	34	148,397	30	360,805	34	286,016	30
Income tax expense	70,827	13	56,669	12	135,144	13	110,093	12
Net earnings	118,329	21	91,728	18	225,661	21	175,923	18
Less net earnings attributable to the noncontrolling interest	569	—	426	—	1,197	—	797	—
Net earnings attributable to shareholders	$117,760	21%	$91,302	18%	$224,464	21%	$175,126	18%
Airfreight services:
Airfreight services revenues increased 4% and 7%, respectively, in the three and six-month periods ended June 30, 2015, as compared with the same periods for 2014. These increases resulted from a 9% and 11% growth in tonnage in the three and six-month periods that was partially offset by lower average sell rates in response to competitive market conditions in North America, Europe and North Asia. Airfreight services expenses increased 1% and 3%, respectively, in the three and six-month periods ended June 30, 2015 when compared to the same periods in 2014 as the increase in tonnage was largely offset by favorable spot market buy rates in the latter part of the first quarter that continued through the second quarter of 2015. While not possible to quantify, the increase in tonnage through the first half of 2015 was partially attributable to customers converting a portion of their ocean freight shipments to airfreight due to port disruptions on the U.S. West Coast. These volume increases were on exports from South Asia, North America, Europe and North Asia.
Airfreight services net revenues increased 14% for the three-month period ended June 30, 2015, as compared with the same period for 2014. This increase was primarily due to a 9% growth in airfreight tonnage and an 11% increase in net revenue per kilo. North America net revenues increased by 10% due to 6% growth in export tonnage and a reduction of average buy rates from favorable spot market opportunities during the quarter. North Asia net revenues increased 30%. This was primarily due to favorable spot market buying opportunities in the quarter, which resulted in a 29% increase in net revenue per kilo on a 7% improvement in export tonnage. South Asia net revenues increased 39% due to a 30% increase in tonnage and an increase in net revenue per kilo. Europe net revenues decreased 10% primarily due to a 10% reduction in net revenue per kilo, as the Company lowered its average sell rates in response to competitive market conditions.
Airfreight services net revenues increased 16% for the six-month period ended June 30, 2015, as compared with the same period for 2014. This increase was primarily due to an 11% growth in airfreight tonnage and a 9% increase in net revenue per kilo. North America net revenues increased by 16% due to 11% growth in export tonnage and reductions in average buy rates from favorable spot market opportunities during the latter part of the first quarter that continued through the second quarter of 2015. North Asia net revenues increased 29%. This was primarily due to favorable spot market buying opportunities in the latter part of the first quarter that continued through the second quarter, which resulted in a 30% increase in net revenue per kilo on a 6% improvement in export tonnage. South Asia net revenues increased 28%, primarily due to a 32% increase in tonnage. Europe net revenues decreased 5% primarily due to a 13% reduction in net revenue per kilo, which was partially offset by a 12% increase in export tonnage.
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
Ocean freight and ocean services:
Ocean freight and ocean services revenues increased 8% and 14% for the three and six-month periods ended June 30, 2015, as compared with the same periods in 2014. Container volumes increased 5% and 8% for the three and six months, respectively, and average sell rates to customers were higher relative to the comparable periods in 2014. In the first half of 2014, the Company lowered average sell rates to maintain and gain market share. Beginning in September 2014 and continuing through the first quarter of 2015, the Company maintained higher average sell rates in response to overall market conditions. The Company decreased average sell rates in the second quarter of 2015 in response to lower overall market demand and growth in carrier capacity. Port operations in the western United States improved significantly during the second quarter of 2015. Container volume is measured in terms of forty-foot container equivalent units (FEUs).
Ocean freight and ocean services expenses increased 2% for the three months ended June 30, 2015, as compared with the same period for 2014, as the volume increase was partially offset by lower average buy rates. Ocean freight and ocean services expenses increased 11% in the first half of 2015 due to increased volumes and higher average buy rates during the first quarter. In the second quarter, a decline in overall market demand coupled with growth in carrier capacity led to favorable spot market buying opportunities.
Ocean freight and ocean services net revenues increased 27% and 23% for the three and six-month periods ended June 30, 2015, as compared with the same periods for 2014. Ocean freight and ocean services net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The largest component is ocean freight consolidation, which represented 52% and 51% of ocean freight net revenue for the three and six-month periods ended June 30, 2015, respectively, and 44% for both of the same periods ended in 2014.
Ocean freight consolidation net revenues increased 51% and 43%, respectively for the three and six-month periods ended June 30, 2015, as compared with the same periods in 2014. This increase was due primarily to 45% and 33% increases in net revenue per container and 5% and 8% growth in volume during the second quarter and first half of 2015, respectively. In the first half of 2014, the Company made a strategic decision to lower average sell rates to maintain and gain market share, which resulted in yields that were lower than historical levels. The Company changed its pricing strategies in the third quarter of 2014, which, combined with favorable spot market buying opportunities in the second quarter of 2015, led to improved yields. The Company expects pricing volatility to continue as customers and carriers react to current market conditions, which could result in reduced yields.
Direct ocean freight forwarding net revenues increased 10% and 8%, respectively, for the three and six-month periods ended June 30, 2015, as compared with the same periods in 2014, as a result of higher volumes principally in North America, Europe and North Asia. Order management net revenues increased 7% for both the three and six-month periods ended June 30, 2015, mostly due to higher volumes with new and existing customers, primarily in North Asia.
North America ocean freight and ocean services net revenues increased 28% and 23%, respectively, for the three and six-months periods ended June 30, 2015, primarily due to an increase in volumes and improved margins. North Asia increased 32% and 29% due principally to higher volumes, improved margins and growth in other services. Europe increased 23% and 14% primarily as a result of higher volumes.
Customs brokerage and other services:
Customs brokerage and other services revenues increased 6% and 7%, respectively, for the three and six-month periods ended June 30, 2015, as compared with the same periods for 2014, as a result of increased volumes from existing and new customers. Customs brokerage and other services expenses increased 6% and 7%, respectively, for the three and six-month periods ended June 30, 2015, as compared with the same periods for 2014, as a result of increased volumes from existing and new customers and higher costs in import delivery services.
Customs brokerage and other services net revenues increased 7% for both the three and six-month periods ended June 30, 2015, as compared with the same periods in 2014, primarily due to higher volumes from existing and new customers in North America.
North America net revenues increased 13% and 12%, respectively, for the three and six-month periods ended June 30, 2015, as compared with the same periods for 2014, primarily as a result of higher volumes from existing and new customers. Europe net revenues decreased 10% and 4%, respectively, as compared with the same periods, due to general market conditions.
Overhead expenses:
Salaries and related costs increased 10% for both the three and six-month periods ended June 30, 2015, as compared with the same periods in 2014, principally as a result of increased bonuses resulting from higher operating income and an increase in the number of employees, primarily in North America and Europe.
Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation will occur in proportion to changes in Company operating income, creating a direct alignment between corporate performance and shareholder interests. Bonuses to field and executive management for the six-month period ended June 30, 2015 were up 24% as compared with the same period for 2014, primarily as a result of a 27% increase in operating income. The Company’s management incentive compensation programs have always been incentive-based and performance driven and there is no built-in bias that favors or enriches management in a manner inconsistent with overall corporate performance. Salaries and related costs as a percentage of net revenues decreased 2% for both the three and six-month periods ended June 30, 2015 as compared with the same periods for 2014.
Because the Company’s management incentive compensation programs are also cumulative, no management bonuses can be paid unless the relevant business unit is, from inception, cumulatively profitable. Any operating losses must have been offset in their entirety by operating profits before management is eligible for a bonus. Executive management, in very limited circumstances, has made exceptions at the branch operating unit level. Since the most significant portion of management compensation comes from the incentive bonus programs, the Company believes that this cumulative feature is a disincentive to excessive risk taking by its managers. Due to the nature of the Company’s services, it has a short operating cycle. The outcome of most higher risk transactions, such as overriding established credit limits, would be known in a relatively short time frame. Management believes that when the potential and certain impact on the bonus is fully considered in light of this short operating cycle, the potential for short term gains that could be generated by engaging in risky business practices is sufficiently mitigated to discourage excessive and inappropriate risk taking. Management believes that both the stability and the long term growth in revenues, net revenues and net earnings are a result of the incentives inherent in the Company’s compensation program.
Other overhead expenses increased 1% and 6%, respectively, for the three and six-month periods ended June 30, 2015, as compared with the same periods in 2014. The increase in expenses is primarily due to higher travel related costs, technology consulting fees and claims, partially offset by lower depreciation expenses. Other overhead expenses as a percentage of net revenues decreased 2% for both the three and six-month periods ended June 30, 2015, as compared with the same periods in 2014.
Income tax expense:
The Company pays income taxes in the United States and other jurisdictions. The Company’s consolidated effective income tax rate was 37.4% and 37.5%, respectively, for the three and six-month periods ended June 30, 2015 and 38.2% and 38.5% for the same periods in 2014. The decrease in the effective tax rate over the prior period is principally the result of an increasingly higher proportion of the Company's total outstanding stock options being non-qualified grants. The tax benefit associated with non-qualified stock option grants is recorded when the related compensation expense is recognized while the tax benefits for incentive stock options and employee stock purchase plan shares cannot be anticipated and are recognized if and when a disqualifying disposition event occurs.

Currency and Other Risk Factors
The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on the Company's ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three and six months ended June 30, 2015 and 2014 was insignificant. The Company had no foreign currency derivatives outstanding at June 30, 2015 and December 31, 2014. During the three and six months ended June 30, 2015, net foreign currency gains were less than $1 million and approximately $2 million, respectively. During the three and six months ended June 30, 2014, net foreign currency losses were less than $1 million and approximately $3 million, respectively.
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

Liquidity and Capital Resources
The Company’s principal source of liquidity is cash and cash equivalents, short-term investments and cash generated from operating activities. Net cash provided by operating activities for the three and six months ended June 30, 2015, was $182 million and $316 million, respectively, as compared with $45 million and $219 million for the same periods in 2014. The increases of $137 million and $97 million for the three and six-month periods ended June 30, 2015 are primarily due to higher earnings and improvements in working capital. At June 30, 2015, working capital was $1,341 million, including cash and cash equivalents and short-term investments of $1,033 million. The Company had no long-term debt at June 30, 2015. Management believes that the Company’s current cash position and operating cash flows will be sufficient to meet its capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
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
Cash used in investing activities for the three and six months ended June 30, 2015 was $60 million and $29 million, respectively, as compared with $38 million and $105 million for the same periods in 2014. The Company made net investments in short-term investments of $47 million and $7 million for the three and six-month periods ended June 30, 2015, respectively, as compared with net proceeds from short-term investments of less than $1 million and a net investment of $60 million for the same periods in 2014. The Company had capital expenditures of $13 million and $22 million, respectively, for the three and six-month periods ended June 30, 2015, as compared with capital expenditures of $10 million and $18 million, for the same periods in 2014. Capital expenditures in the three and six months ended June 30, 2015 related primarily to investments in technology, office furniture and equipment and building and leasehold improvements. The Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. Total capital expenditures in 2015 are currently estimated to be $70 million. This includes routine capital expenditures plus additional real estate development.
Cash used in financing activities during the three and six months ended June 30, 2015, was $172 million and $213 million as compared with $172 million and $390 million for the same periods in 2014. The Company uses the proceeds from stock option exercises and available cash to repurchase the Company’s common stock on the open market to limit the growth in issued and outstanding shares. During the three and six months ended June 30, 2015, the Company used cash to repurchase additional common stock of 1.7 million and 2.7 million shares, respectively, to reduce the number of total outstanding shares compared to 2.0 million and 7.6 million shares respectively in the same periods in 2014.
The Company follows established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. The Company’s investment portfolio has not been adversely impacted by the disruption in the credit markets. However, there can be no assurance that the Company’s investment portfolio will not be adversely affected in the future.
The Company maintains international unsecured bank lines of credit. At June 30, 2015, the Company was contingently liable for $68 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.
The Company's foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and needs to finance local capital expenditures. In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At June 30, 2015, cash and cash equivalent balances of $669 million were held by the Company’s non-United States subsidiaries, of which $61 million was held in banks in the United States. Earnings of the Company's foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States and, accordingly, a deferred tax liability has been accrued for all undistributed earnings, net of foreign related tax credits that are available to be repatriated.

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
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the six months ended June 30, 2015, would have had the effect of raising operating income approximately $25 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $20 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the three and six months ended June 30, 2015 and 2014 was insignificant. During the three and six months ended June 30, 2015, net foreign currency gains were less than $1 million and approximately $2 million, respectively. During the three and six months ended June 30, 2014, net foreign currency losses were less than $1 million and approximately $3 million, respectively. The Company had no foreign currency derivatives outstanding at June 30, 2015 and December 31, 2014. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of June 30, 2015, the Company had approximately $10 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.
Interest Rate Risk
At June 30, 2015, the Company had cash and cash equivalents and short term investments of $1,033 million, of which $448 million was invested at various short-term market interest rates. The Company had no long-term debt at June 30, 2015. A hypothetical change in the interest rate of 10 basis points at June 30, 2015 would not have a significant impact on the Company’s earnings.
In management’s opinion, there has been no material change in the Company’s interest rate risk exposure in the second quarter of 2015.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations or financial position. As of June 30, 2015, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the Company's annual report on Form 10-K filed on February 26, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2015	1,021	$47.86	1,021	15,359,777
May 1-31, 2015	1,038,741	46.44	1,038,741	14,725,586
June 1-30, 2015	1,660,000	48.10	1,660,000	12,500,655
Total	2,699,762	$47.46	2,699,762	12,500,655
In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of the Company’s common stock. This authorization has no expiration date. This plan was disclosed in the Company’s annual report on Form 10-K filed on March 31, 1995. In the second quarter of 2015, 724,293 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.
On November 13, 2001, the Company’s Board of Directors announced a Discretionary Stock Repurchase Plan, which authorized the repurchase of the Company's common stock in the open market to reduce the issued and outstanding common stock to 200 million shares. The Board of Directors amended the plan on February 24, 2014, to authorize management repurchases to 190 million shares of common stock and further authorized repurchases down to 188 million and 180 million shares of common stock outstanding on February 24, 2015 and August 4, 2015, respectively. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. In the second quarter of 2015, 1,975,469 shares of common stock were repurchased under the Discretionary

Stock Repurchase Plan. These discretionary repurchases included 315,469 shares that were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises and 1,660,000 shares to reduce the number of total shares outstanding.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(a)
In connection with the promotion of Daniel R. Wall to the position of President, Global Products, the Company entered into an Employment Agreement with Mr. Wall on August 3, 2015, on terms substantially identical with the other Executive Officers. In addition, on August 3, 2015, the Company granted Mr. Wall an option to purchase 36,000 shares of the Company’s stock pursuant to the Company’s 2015 Stock Option Plan at an exercise price of $47.08 per share.

On August 4, 2015, the Company also promoted Eugene K. Alger to the position of President, Global Services.  Mr. Alger, age 55, joined the Company in October 1982, and was promoted to District Manager in May 1983.  Mr. Alger was elected Regional Vice President in January 1992, Senior Vice President of North America in September 1999, and Executive Vice President-North America in March 2008. In June 2014, Mr. Alger was promoted to Executive Vice President, Global Services. Mr. Alger’s qualifications to serve in his new role include his 32 years of experience with the Company, including geographic and service leadership roles.

(b)Not applicable.

Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
10.1
The Company's 2015 Stock Option Plan (incorporated by reference to Appendix A of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on April 09, 2015)

10.2
Form of Stock Option Agreement used in connection with options granted under the Company's 2015 Stock Option Plan (incorporated by reference to Appendix B of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on April 09, 2015)

10.27	Form of Employment Agreement executed by the Company's President, Global Products, dated August 3, 2015

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

August 6, 2015	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

August 6, 2015	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Form 10-Q Index and Exhibits
June 30, 2015

Exhibit Number	Description
10.27	Form of Employment Agreement executed by the Company's President, Global Products, dated August 3, 2015

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document