Form 10-Q
period 2015-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2015-11-05
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Yes ☐ No ☒
At November 2, 2015, the number of shares outstanding of the issuer’s Common Stock was 186,413,350.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2015	December 31, 2014
Current Assets:
Cash and cash equivalents	$968,683	$927,107
Short-term investments	8,260	40,336
Accounts receivable, less allowance for doubtful accounts of $7,309 at September 30, 2015 and $7,119 at December 31, 2014	1,166,300	1,236,042
Deferred Federal and state income taxes	20,862	20,279
Other	71,355	65,486
Total current assets	2,235,460	2,289,250
Property and equipment, less accumulated depreciation and amortization of $379,996 at September 30, 2015 and $371,756 at December 31, 2014	527,893	538,415
Goodwill	7,927	7,927
Other assets, net	55,738	55,313
Total assets	$2,827,018	$2,890,905
Current Liabilities:
Accounts payable	718,555	770,238
Accrued expenses, primarily salaries and related costs	208,771	192,468
Federal, state and foreign income taxes	27,876	21,077
Total current liabilities	955,202	983,783
Deferred Federal and state income taxes	29,624	35,514

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding 186,183,201 shares at September 30, 2015 and 191,655,690 shares at December 31, 2014	1,862	1,916
Additional paid-in capital	874	1,113
Retained earnings	1,910,388	1,903,196
Accumulated other comprehensive loss	(74,079)	(37,817)
Total shareholders’ equity	1,839,045	1,868,408
Noncontrolling interest	3,147	3,200
Total equity	1,842,192	1,871,608
Total liabilities and equity	$2,827,018	$2,890,905
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In thousands, except share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Airfreight services	$659,607	$686,434	$2,060,863	$2,000,829
Ocean freight and ocean services	559,976	600,483	1,702,465	1,606,145
Customs brokerage and other services	431,749	418,188	1,257,083	1,188,917
Total revenues	1,651,332	1,705,105	5,020,411	4,795,891
Operating Expenses:
Airfreight services	464,161	516,969	1,484,150	1,503,064
Ocean freight and ocean services	416,075	475,460	1,294,887	1,266,551
Customs brokerage and other services	201,115	199,420	589,766	563,720
Salaries and related costs	295,566	272,548	861,509	789,257
Rent and occupancy costs	25,747	26,396	76,106	76,959
Depreciation and amortization	11,475	12,741	34,424	37,540
Selling and promotion	10,370	9,240	30,146	26,704
Other	34,930	33,200	105,931	95,319
Total operating expenses	1,459,439	1,545,974	4,476,919	4,359,114
Operating income	191,893	159,131	543,492	436,777
Other Income (Expense):
Interest income	2,666	2,793	8,034	8,254
Other, net	(3,085)	2,336	753	5,245
Other (expense) income, net	(419)	5,129	8,787	13,499
Earnings before income taxes	191,474	164,260	552,279	450,276
Income tax expense	72,738	61,463	207,882	171,556
Net earnings	118,736	102,797	344,397	278,720
Less net earnings attributable to the noncontrolling interest	426	416	1,623	1,213
Net earnings attributable to shareholders	$118,310	$102,381	$342,774	$277,507
Diluted earnings attributable to shareholders per share	$0.62	$0.53	$1.79	$1.40
Basic earnings attributable to shareholders per share	$0.63	$0.53	$1.80	$1.41
Dividends declared and paid per common share	$—	$—	$0.36	$0.32
Weighted average diluted shares outstanding	189,641,774	195,001,267	191,447,796	197,953,810
Weighted average basic shares outstanding	188,424,400	194,419,071	190,231,986	197,305,251
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net earnings	$118,736	$102,797	$344,397	$278,720
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $11,669 and $9,954 for the three months ended September 30, 2015 and 2014 and $19,866 and $8,560 for the nine months ended September 30, 2015 and 2014	(21,692)	(18,351)	(37,081)	(15,743)
Reclassification adjustment for foreign currency realized losses, net of tax of $61 for the nine months ended September 30, 2014	—	—	—	111
Other comprehensive loss	(21,692)	(18,351)	(37,081)	(15,632)
Comprehensive income	97,044	84,446	307,316	263,088
Less comprehensive income attributable to the noncontrolling interest	35	234	804	1,094
Comprehensive income attributable to shareholders	$97,009	$84,212	$306,512	$261,994
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating Activities:
Net earnings	$118,736	$102,797	$344,397	$278,720
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for losses (recoveries) on accounts receivable	134	564	995	(55)
Deferred income tax (benefit) expense	(7,611)	(2,085)	13,312	8,000
Excess tax benefits from stock plans	—	(47)	(1,846)	(1,031)
Stock compensation expense	10,919	10,049	32,489	32,220
Depreciation and amortization	11,475	12,741	34,424	37,540
Other	2	139	115	345
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,466	(58,984)	18,910	(131,374)
(Decrease) increase in accounts payable and accrued expenses	(19,622)	23,113	3,311	114,036
Increase (decrease) in income taxes payable, net	19,978	2,050	4,110	(27,115)
Increase in other current assets	(3,801)	(3,646)	(1,419)	(5,852)
Net cash from operating activities	132,676	86,691	448,798	305,434
Investing Activities:
Purchase of short-term investments	—	(40,275)	(47,008)	(136,706)
Proceeds from maturities of short-term investments	38,788	86,107	79,084	122,726
Purchase of property and equipment	(9,546)	(8,255)	(31,903)	(26,650)
Escrow deposit for land acquisition	—	—	—	(27,101)
Other, net	(2,666)	370	(2,482)	504
Net cash from investing activities	26,576	37,947	(2,309)	(67,227)
Financing Activities:
Proceeds from issuance of common stock	54,606	28,452	114,701	58,469
Repurchases of common stock	(209,970)	(117,044)	(415,475)	(475,160)
Excess tax benefits from stock plans	—	47	1,846	1,031
Dividends paid	—	—	(68,781)	(62,807)
Distributions to noncontrolling interest	—	—	(857)	(85)
Net cash from financing activities	(155,364)	(88,545)	(368,566)	(478,552)
Effect of exchange rate changes on cash and cash equivalents	(20,932)	(16,174)	(36,347)	(16,827)
(Decrease) increase in cash and cash equivalents	(17,044)	19,919	41,576	(257,172)
Cash and cash equivalents at beginning of period	985,727	970,561	927,107	1,247,652
Cash and cash equivalents at end of period	$968,683	$990,480	$968,683	$990,480
Taxes Paid:
Income taxes	$60,374	$61,899	$190,024	$195,358
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
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $7,309 as of September 30, 2015 and $7,119 as of December 31, 2014. Additions and write-offs have not been significant in the periods presented.

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

Note 2. Share-Based Compensation
The Company provides compensation benefits by granting stock options and employee stock purchase rights to its employees and restricted shares to its directors. On May 21, 2015, the shareholders approved the 2015 Stock Option Plan, which made available 3,000,000 shares of the Company's common stock for purchase upon exercise of options granted. The Company has historically granted the majority of its options during the second quarter of each fiscal year. For the nine months ended September 30, 2015 and 2014, 2,955,750 and 2,289,600 options were granted, respectively. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and 699,438 and 671,775 were issued in the nine-month periods ended September 30, 2015 and 2014, respectively. In the second quarter of 2015 and 2014, respectively, 33,848 and 30,702 fully vested shares were granted to independent directors.
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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended September 30,
	2015	2014
Dividend yield	1.60%	1.50 - 1.51%
Volatility - stock option plans	29 - 34%	36%
Volatility - stock purchase rights plans	20%	20%
Risk free interest rates	0.30 - 2.04%	0.11 - 2.27%
Expected life (years) - stock option plans	6.41 - 7.47	6.52 - 7.43
Expected life (years) - stock purchase rights plans	1	1
Weighted average fair value of stock options granted during the period	$13.44	$14.08
Weighted average fair value of stock purchase rights granted during the period	$10.45	$9.60
Total stock compensation expense and the total related tax benefit recognized are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Stock compensation expense	$10,919	$10,049	$32,489	$32,220
Recognized tax benefit	$1,571	$988	$4,305	$3,115

Note 3. Basic and Diluted Earnings per Share
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended
	September 30,
(Amounts in thousands, except share and per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2015
Basic earnings attributable to shareholders	$118,310	188,424,400	$0.63
Effect of dilutive potential common shares	—	1,217,374	—
Diluted earnings attributable to shareholders	$118,310	189,641,774	$0.62
2014
Basic earnings attributable to shareholders	$102,381	194,419,071	$0.53
Effect of dilutive potential common shares	—	582,196	—
Diluted earnings attributable to shareholders	$102,381	195,001,267	$0.53

	Nine months ended
	September 30,
(Amounts in thousands, except share and per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2015
Basic earnings attributable to shareholders	$342,774	190,231,986	$1.80
Effect of dilutive potential common shares	—	1,215,810	—
Diluted earnings attributable to shareholders	$342,774	191,447,796	$1.79
2014
Basic earnings attributable to shareholders	$277,507	197,305,251	$1.41
Effect of dilutive potential common shares	—	648,559	—
Diluted earnings attributable to shareholders	$277,507	197,953,810	$1.40
The following potential common shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Shares	8,379,877	14,886,109	9,713,102	16,532,462

Note 4. Components of Equity
The components of equity for the nine months ended September 30, 2015 and 2014 are as follows:

	Shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2014	$1,868,408	3,200	1,871,608
Exercise of stock options	88,851	—	88,851
Issuance of shares under stock purchase plan	25,850	—	25,850
Shares repurchased under provisions of stock repurchase plans	(415,475)	—	(415,475)
Stock compensation expense	32,489	—	32,489
Tax benefits from stock plans, net	1,191	—	1,191
Net earnings	342,774	1,623	344,397
Other comprehensive loss	(36,262)	(819)	(37,081)
Dividends paid ($0.36 per share)	(68,781)	—	(68,781)
Distributions to noncontrolling interest	—	(857)	(857)
Balance at September 30, 2015	$1,839,045	3,147	1,842,192

Balance at December 31, 2013	$2,084,783	1,548	2,086,331
Exercise of stock options	34,669	—	34,669
Issuance of shares under stock purchase plan	23,800	—	23,800
Shares repurchased under provisions of stock repurchase plans	(475,160)	—	(475,160)
Stock compensation expense	32,220	—	32,220
Tax benefits from stock plans, net	1,031	—	1,031
Net earnings	277,507	1,213	278,720
Other comprehensive loss	(15,513)	(119)	(15,632)
Dividends paid ($0.32 per share)	(62,807)	—	(62,807)
Purchase of noncontrolling interest	843		843
Distributions to noncontrolling interest	—	(85)	(85)
Balance at September 30, 2014	$1,901,373	2,557	1,903,930
The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises and employee stock purchases. During the nine month periods ended September 30, 2015 and 2014, 2,242,579 and 1,364,974 shares were repurchased at an average price of $47.93 and $42.73 per share, respectively. The Company also has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding stock to 180 million shares of common stock. During the nine-month periods ended September 30, 2015 and 2014, 6,395,506 and 10,057,648 shares were repurchased at an average price of $48.16 and $41.44 per share, respectively.
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
Subsequent to the end of the third quarter, on November 3, 2015, the Board of Directors declared a semi-annual dividend of $0.36 per share payable on December 15, 2015 to shareholders of record as of December 1, 2015.

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

	September 30, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$487,243	487,243	531,312	531,312
Corporate commercial paper	430,387	430,428	356,468	356,536
Time deposits	51,053	51,053	39,327	39,327
Total cash and cash equivalents	968,683	968,724	927,107	927,175
Short-Term Investments:
Corporate commercial paper	8,239	8,245	40,295	40,350
Time deposits	21	21	41	41
Total short-term investments	8,260	8,266	40,336	40,391
Total	$976,943	976,990	967,443	967,566
The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).
Note 6. Contingencies
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of September 30, 2015, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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
Financial information regarding the Company’s operations by geographic area is as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended September 30, 2015:
Revenues from unaffiliated customers	$441,097	56,818	24,681	648,096	158,011	234,334	88,295	—	1,651,332
Transfers between geographic areas	29,168	3,492	4,991	5,206	6,289	11,125	5,459	(65,730)	—
Total revenues	$470,265	60,310	29,672	653,302	164,300	245,459	93,754	(65,730)	1,651,332
Net revenues[1]	$232,912	32,713	17,115	135,488	45,970	77,250	28,533	—	569,981
Operating income	$65,389	11,905	5,007	69,690	18,574	14,188	7,140	—	191,893
Identifiable assets at period end	$1,385,157	108,644	56,987	472,189	140,206	427,053	229,670	7,112	2,827,018
Capital expenditures	$6,196	658	222	711	291	1,223	245	—	9,546
Depreciation and amortization	$7,439	363	268	1,336	531	1,120	418	—	11,475
Equity	$1,144,466	64,384	35,890	250,362	103,457	148,287	126,321	(30,975)	1,842,192
Three months ended September 30, 2014:
Revenues from unaffiliated customers	$438,882	55,209	22,962	670,763	174,839	259,960	82,490	—	1,705,105
Transfers between geographic areas	24,847	2,867	5,194	6,116	6,814	9,783	5,171	(60,792)	—
Total revenues	$463,729	58,076	28,156	676,879	181,653	269,743	87,661	(60,792)	1,705,105
Net revenues[1]	$215,320	27,323	16,792	106,225	42,023	80,024	25,549	—	513,256
Operating income	$68,972	7,779	4,890	45,153	12,073	14,921	5,343	—	159,131
Identifiable assets at period end	$1,333,124	113,621	53,939	580,260	152,236	476,799	204,378	11,696	2,926,053
Capital expenditures	$3,171	361	369	1,648	1,247	1,016	443	—	8,255
Depreciation and amortization	$8,369	303	226	1,493	523	1,391	436	—	12,741
Equity	$1,074,837	75,848	34,218	341,092	111,556	185,332	114,229	(33,182)	1,903,930

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
Nine months ended September 30, 2015:
Revenues from unaffiliated customers	$1,334,900	170,351	73,076	1,943,441	524,254	716,373	258,016	—	5,020,411
Transfers between geographic areas	89,329	9,991	15,171	16,330	18,677	31,478	15,638	(196,614)	—
Total revenues	$1,424,229	180,342	88,247	1,959,771	542,931	747,851	273,654	(196,614)	5,020,411
Net revenues[1]	$681,868	93,967	51,159	377,384	135,114	229,745	82,371	—	1,651,608
Operating income	$193,117	33,433	15,804	187,343	48,594	44,846	20,355	—	543,492
Identifiable assets at period end	$1,385,157	108,644	56,987	472,189	140,206	427,053	229,670	7,112	2,827,018
Capital expenditures	$20,232	2,602	1,408	1,476	1,599	3,292	1,294	—	31,903
Depreciation and amortization	$22,171	965	784	4,114	1,609	3,542	1,239	—	34,424
Equity	$1,144,466	64,384	35,890	250,362	103,457	148,287	126,321	(30,975)	1,842,192
Nine months ended September 30, 2014:
Revenues from unaffiliated customers	$1,256,075	162,136	65,594	1,863,077	468,152	744,466	236,391	—	4,795,891
Transfers between geographic areas	67,266	7,829	15,965	17,170	20,072	28,931	14,638	(171,871)	—
Total revenues	$1,323,341	169,965	81,559	1,880,247	488,224	773,397	251,029	(171,871)	4,795,891
Net revenues[1]	$607,508	79,017	48,797	297,117	121,261	234,313	74,543	—	1,462,556
Operating income	$180,650	23,155	14,425	124,528	36,371	41,515	16,133	—	436,777
Identifiable assets at period end	$1,333,124	113,621	53,939	580,260	152,236	476,799	204,378	11,696	2,926,053
Capital expenditures	$12,646	1,047	841	5,691	2,221	3,116	1,088	—	26,650
Depreciation and amortization	$24,100	879	665	4,471	1,739	4,376	1,310	—	37,540
Equity	$1,074,837	75,848	34,218	341,092	111,556	185,332	114,229	(33,182)	1,903,930
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

The following table presents the calculation of consolidated net revenues:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Total revenues	$1,651,332	$1,705,105	$5,020,411	$4,795,891
Expenses:
Airfreight services	464,161	516,969	1,484,150	1,503,064
Ocean freight and ocean services	416,075	475,460	1,294,887	1,266,551
Customs brokerage and other services	201,115	199,420	589,766	563,720
Net revenues	$569,981	$513,256	$1,651,608	$1,462,556

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
The Company’s ability to provide services to its customers is highly dependent on good working relationships with a variety of entities including airlines, steamship lines, ground transportation providers and governmental agencies. The significance of maintaining acceptable working relationships with these entities has gained increased importance as a result of ongoing concern over terrorism and increased governmental regulation and oversight of international trade and commerce. A good reputation helps to develop practical working understandings that will assist in meeting security and regulatory requirements while minimizing potential international trade obstacles, especially as governments promulgate new regulations and increase oversight and enforcement of new and existing laws. The Company considers its current working relationships with these entities to be satisfactory. Over the last two years, airline profitability has improved and several air carriers have reduced debt levels. The ocean steamship line industry has incurred significant losses in recent years and many carriers are highly leveraged with debt. This situation has required the Company to be selective in determining which carriers to utilize. Further changes in the financial stability, operating capabilities and capacity of asset-based carriers, space allotments available from carriers, governmental regulations, and/or trade accords could adversely affect the Company’s business in unpredictable ways.

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
The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. The industry continues to experience consolidations into larger firms striving for stronger and more complete multinational and multi-service networks. Consistent with continuing uncertainty in global economic conditions, concerns over volatile fuel costs, disruptions in port services, political unrest and fluctuating currency exchange rates, the Company’s pricing and terms continue to be pressured by customers, carriers and service providers. We expect these competitive conditions to continue.
Currently, there is uncertainty as to how declines in oil prices will impact buy rates due to a number of factors, including that some carriers have hedged fuel costs through 2015. Presently, most carriers have not incorporated lower fuel costs in their pricing structure. Because fuel is an integral part of carriers' costs and impacts both the Company's cargo space buy rates and its sell rates to customers, the Company would expect its gross revenues and costs to decline should lower fuel prices persist. The Company would not expect a significant, adverse effect on net revenues resulting from a decline in oil prices.
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

Results of Operations
The following table shows the total net revenues (a non-GAAP measure calculated as revenues less directly related operations expenses attributable to the Company's principal services) and the Company’s expenses for the three and nine-month periods ended September 30, 2015 and 2014, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues when analyzing and discussing management's effectiveness in managing the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment, whereas revenues earned by the Company in its other capacities include primarily the commissions and fees actually earned by the Company. Net revenue is one of the Company's primary operational and financial measures that demonstrates the ability of the Company to manage sell rates to customers with its ability to concentrate and leverage its purchasing power through effective consolidation of shipments from multiple customers utilizing a variety of transportation carriers and optimal routings. Using net revenue also provides a commonality for comparison among various services.
The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
(in thousands)
Airfreight services:
Revenues	$659,607		$686,434		$2,060,863		$2,000,829
Expenses	464,161		516,969		1,484,150		1,503,064
Net revenues	195,446	34%	169,465	33%	576,713	35%	497,765	34%
Ocean freight services and ocean services:
Revenues	559,976		600,483		1,702,465		1,606,145
Expenses	416,075		475,460		1,294,887		1,266,551
Net revenues	143,901	25	125,023	24	407,578	25	339,594	23
Customs brokerage and other services:
Revenues	431,749		418,188		1,257,083		1,188,917
Expenses	201,115		199,420		589,766		563,720
Net revenues	230,634	41	218,768	43	667,317	40	625,197	43
Total net revenues	569,981	100	513,256	100	1,651,608	100	1,462,556	100
Overhead expenses:
Salaries and related costs	295,566	52	272,548	53	861,509	52	789,257	54
Other	82,522	14	81,577	16	246,607	15	236,522	16
Total overhead expenses	378,088	66	354,125	69	1,108,116	67	1,025,779	70
Operating income	191,893	34	159,131	31	543,492	33	436,777	30
Other (expense) income, net	(419)	—	5,129	1	8,787	—	13,499	1
Earnings before income taxes	191,474	34	164,260	32	552,279	33	450,276	31
Income tax expense	72,738	13	61,463	12	207,882	13	171,556	12
Net earnings	118,736	21	102,797	20	344,397	20	278,720	19
Less net earnings attributable to the noncontrolling interest	426	—	416	—	1,623	—	1,213	—
Net earnings attributable to shareholders	$118,310	21%	$102,381	20%	$342,774	20%	$277,507	19%
Airfreight services:
Airfreight services revenues decreased 4% and increased 3%, respectively, in the three and nine-month periods ended September 30, 2015, as compared with the same periods for 2014. The third quarter decrease resulted from lower average sell rates in response to competitive market conditions, partially offset by a 3% growth in tonnage. The increase for the nine-month period resulted from an 8% growth in tonnage that was partially offset by lower average sell rates in response to competitive market conditions in North America, Europe and North Asia. Airfreight services expenses decreased 10% and 1%, respectively, in the three and nine-month periods ended September 30, 2015 when compared to the same periods in 2014 as a result of favorable spot market buy rates in 2015, partially offset by costs attributable to tonnage growth. While not possible to quantify, the increase in tonnage through the first half of 2015 was partially attributable to customers converting a portion of their ocean freight shipments to airfreight due to port disruptions on the U.S. West Coast. The volume increases in the third quarter primarily related to exports out of North Asia and South Asia. Volume increases for the nine months occurred throughout all regions.
Airfreight services net revenues increased 15% for the three-month period ended September 30, 2015, as compared with the same period for 2014. This increase was primarily due to 17% increase in net revenue per kilo and a 3% growth in airfreight tonnage. North America net revenues increased by 5% due to lower average buy rates from favorable spot market opportunities during the quarter, partially offset by a 3% decrease in export tonnage. North Asia and South Asia net revenues increased 47% and 34%, respectively, primarily due to favorable spot market buying opportunities in the quarter, which resulted in 34% and 38% increases, respectively, in net revenue per kilo. Export tonnage increased 14% and 3%, respectively, in North Asia and South Asia. Europe net revenues decreased 13% primarily due to an 11% decline in tonnage.
Airfreight services net revenues increased 16% for the nine-month period ended September 30, 2015, as compared with the same period for 2014. This increase was primarily due to an 8% growth in airfreight tonnage and a 12% increase in net revenue per kilo. North America net revenues increased by 12% due to 6% growth in export tonnage and lower average buy rates from favorable spot market opportunities during 2015. North Asia net revenues increased 35%. This was primarily due to favorable spot market buying opportunities in 2015, which resulted in a 31% increase in net revenue per kilo on a 9% improvement in export tonnage. South Asia net revenues increased 29%, primarily due to a 21% increase in tonnage and favorable spot market buying opportunities in the third quarter. Europe net revenues decreased 8% primarily due to an 11% reduction in net revenue per kilo, which was partially offset by a 4% increase in export tonnage.
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
Ocean freight and ocean services:
Ocean freight and ocean services revenues decreased 7% for the three-month period ended September 30, 2015, as compared with the same periods in 2014. Container volumes remained flat in the third quarter while the Company lowered average sell rates in response to competitive market conditions. Revenues improved 6% for the nine months, as container volumes increased 5% and average sell rates to customers were higher relative to the comparable periods in 2014. In the first half of 2014, the Company lowered average sell rates to increase container volume. Beginning in September 2014 and continuing through the first quarter of 2015, the Company maintained higher average sell rates in response to overall market conditions. The Company decreased average sell rates in the second and third quarters of 2015 in response to lower overall market demand and growth in carrier capacity. Port operations in the western United States improved significantly during the second quarter of 2015. Container volume is measured in terms of forty-foot container equivalent units.
Ocean freight and ocean services expenses decreased 12% in the third quarter of 2015, as compared with the same period for 2014, due to lower average buy rates. Ocean freight and ocean services expenses increased 2% for the nine-month period ended September 30, 2015 due to increased volumes and higher average buy rates during the first quarter. In the second and third quarters, a decline in overall market demand coupled with growth in carrier capacity led to favorable spot market buying opportunities.
Ocean freight and ocean services net revenues increased 15% and 20% for the three and nine-month periods ended September 30, 2015, as compared with the same periods for 2014. Ocean freight and ocean services net revenues are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management. The largest component is ocean freight consolidation, which represented 48% and 50% of ocean freight net revenue for the three and nine-month periods ended September 30, 2015, respectively, and 45% and 44% for the same respective periods ended in 2014.
Ocean freight consolidation net revenues increased 24% and 36%, respectively for the three and nine-month periods ended September 30, 2015, as compared with the same periods in 2014. This increase was due primarily to 25% and 30% increases in net revenue per container while volume remained flat and increased 5% during the third quarter and first nine months of 2015, respectively. In the first half of 2014, the Company made a strategic decision to lower average sell rates to increase container volume, which resulted in yields that were lower than historical levels. The Company changed its pricing strategies in the third quarter of 2014, which, combined with favorable spot market buying opportunities in the second and third quarters of 2015, led to improved yields. The Company expects pricing volatility to continue as customers and carriers react to current market conditions, which could result in reduced yields.
Direct ocean freight forwarding net revenues increased 12% and 9%, respectively, for the three and nine-month periods ended September 30, 2015, as compared with the same periods in 2014, as a result of higher volumes principally in North America, Europe and North Asia. Order management net revenues increased 3% and 5%, respectively, for the three and nine-month periods ended September 30, 2015, mostly due to higher volumes with new and existing customers, primarily in North Asia.
North America ocean freight and ocean services net revenues increased 14% and 20%, respectively, for the three and nine-month periods ended September 30, 2015, primarily due to improved margins in both the third quarter and nine months. North Asia increased 15% and 24% due principally to improved margins and growth in other services. Europe increased 20% and 16% primarily as a result of growth in other services and higher volumes.
Customs brokerage and other services:
Customs brokerage and other services revenues increased 3% and 6%, respectively, for the three and nine-month periods ended September 30, 2015, as compared with the same periods for 2014, as a result of increased volumes from existing and new customers. Customs brokerage and other services expenses increased 1% and 5%, respectively, for the three and nine-month periods ended September 30, 2015, as compared with the same periods for 2014, as a result of increased volumes from existing and new customers and higher year-to-date costs in import delivery services.
Customs brokerage and other services net revenues increased 5% and 7%, respectively for the three and nine-month periods ended September 30, 2015, as compared with the same periods in 2014, primarily due to higher volumes from existing and new customers in North America.
North America net revenues increased 10% and 11%, respectively, for the three and nine-month periods ended September 30, 2015, as compared with the same periods for 2014, primarily as a result of higher volumes from existing and new customers. Europe net revenues decreased 4% as compared with both of the same periods, due to general market conditions.
Overhead expenses:
Salaries and related costs increased 8% and 9%, respectively, for the three and nine-month periods ended September 30, 2015, as compared with the same periods in 2014, principally as a result of increased bonuses resulting from higher operating income and an increase in the number of employees, primarily in North America and Europe.
Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation will occur in proportion to changes in Company operating income, creating a direct alignment between corporate performance and shareholder interests. Bonuses to field and executive management for the nine-month period ended September 30, 2015 were up 22% as compared with the same period for 2014, primarily as a result of a 24% increase in operating income. The Company’s management incentive compensation programs have always been incentive-based and performance driven and there is no built-in bias that favors or enriches management in a manner inconsistent with overall corporate performance. Salaries and related costs as a percentage of net revenues decreased 1% and 2%, respectively, for the three and nine-month periods ended September 30, 2015 as compared with the same periods for 2014.
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
Other overhead expenses increased 1% and 4%, respectively, for the three and nine-month periods ended September 30, 2015, as compared with the same periods in 2014. The increase in expenses is primarily due to higher travel related costs, business taxes, technology consulting fees and claims, partially offset by lower depreciation expenses. Other overhead expenses as a percentage of net revenues decreased 2% and 1%, respectively, for the three and nine-month periods ended September 30, 2015, as compared with the same periods in 2014.
Other income (expense):
Other (expense) income, net declined in the three and nine-month periods ended September 30, 2015 when compared with the same periods of 2014 due primarily to foreign exchange losses incurred in the third quarter of 2015.
Income tax expense:
The Company pays income taxes in the United States and other jurisdictions. The Company’s consolidated effective income tax rate was 38.0% and 37.6%, respectively, for the three and nine-month periods ended September 30, 2015 and 37.4% and 38.1% for the same periods in 2014. The decrease in the effective tax rate over the prior nine-month period is principally the result of an increasingly higher proportion of the Company's total outstanding stock options being non-qualified grants. The tax benefit associated with non-qualified stock option grants is recorded when the related compensation expense is recognized while the tax benefits for incentive stock options and employee stock purchase plan shares cannot be anticipated and are recognized if and when a disqualifying disposition event occurs.

Currency and Other Risk Factors
The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on the Company's ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three and nine months ended September 30, 2015 and 2014 was insignificant. The Company had no foreign currency derivatives outstanding at September 30, 2015 and December 31, 2014. During the three and nine months ended September 30, 2015, total net foreign currency gains, including amounts recorded in revenues, operating expenses and other (expense) income, net, were approximately $4 million and $6 million, respectively. During the three and nine months ended September 30, 2014, total net foreign currency gains were approximately $2 million and net foreign currency losses were $1 million, respectively.
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
The primary competitive factors in the international logistics industry continue to be price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. The Company emphasizes quality customer service and believes that its prices are competitive with those of others in the industry. Customers regularly solicit bids from competitors in order to improve service, pricing and contractual terms such as seeking longer payment terms, higher or unlimited liability limits and performance penalties. Increased competition and competitors' acceptance of less favorable contractual terms could result in reduced revenues, reduced margins, higher operating costs or lower volumes, any of which would damage the Company's results of operations and financial condition.
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
Liquidity and Capital Resources
The Company’s principal source of liquidity is cash and cash equivalents, short-term investments and cash generated from operating activities. Net cash provided by operating activities for the three and nine months ended September 30, 2015, was $133 million and $449 million, respectively, as compared with $87 million and $305 million for the same periods in 2014. The increases of $46 million and $144 million for the three and nine-month periods ended September 30, 2015 are primarily due to improvements in working capital and higher earnings. At September 30, 2015, working capital was $1,280 million, including cash and cash equivalents and short-term investments of $977 million. The Company had no long-term debt at September 30, 2015. Management believes that the Company’s current cash position and operating cash flows will be sufficient to meet its capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
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
Cash from investing activities for the three months ended September 30, 2015 and 2014 was $27 million and $38 million, respectively. Cash used in investing activities for the nine months ended September 30, 2015 and 2014 was $2 million and $67 million, respectively. The Company received net proceeds from short-term investments of $39 million and $32 million for the three and nine-month periods ended September 30, 2015, respectively, as compared with net proceeds from short-term investments of $46 million and a net investment of $14 million for the same periods in 2014. The Company had capital expenditures of $10 million and $32 million, respectively, for the three and nine-month periods ended September 30, 2015, as compared with capital expenditures of $8 million and $27 million, for the same periods in 2014. Capital expenditures in the three and nine months ended September 30, 2015 related primarily to investments in technology, office furniture and equipment and building and leasehold improvements. The Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. Total capital expenditures in 2015 are currently estimated to be $70 million. This includes routine capital expenditures plus additional real estate development.
Cash used in financing activities during the three and nine months ended September 30, 2015, was $155 million and $369 million as compared with $89 million and $479 million for the same periods in 2014. The Company uses the proceeds from stock option exercises, employee stock purchases and available cash to repurchase the Company’s common stock on the open market to limit the growth in issued and outstanding shares. During the three and nine months ended September 30, 2015, the Company used cash to repurchase additional common stock of 3.0 million and 5.7 million shares, respectively, to reduce the number of total outstanding shares, compared to 2.0 million and 9.6 million shares, respectively, in the same periods in 2014.
The Company follows established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. The Company’s investment portfolio has not been adversely impacted by the disruption in the credit markets. However, there can be no assurance that the Company’s investment portfolio will not be adversely affected in the future.
The Company maintains international unsecured bank lines of credit. At September 30, 2015, the Company was contingently liable for $78 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.
The Company's foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and needs to finance local capital expenditures. In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At September 30, 2015, cash and cash equivalent balances of $560 million were held by the Company’s non-United States subsidiaries, of which $44 million was held in banks in the United States. Earnings of the Company's foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States and, accordingly, a deferred tax liability has been accrued for all undistributed earnings, net of foreign related tax credits that are available to be repatriated.

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
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the nine months ended September 30, 2015, would have had the effect of raising operating income approximately $40 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $32 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the three and nine months ended September 30, 2015 and 2014 was insignificant. During the three and nine months ended September 30, 2015, total net foreign currency gains, including amounts recorded in revenues, operating expenses and other (expense) income, net, were approximately $4 million and $6 million, respectively. During the three and nine months ended September 30, 2014, total net foreign currency gains were approximately $2 million and net foreign currency losses were $1 million, respectively. The Company had no foreign currency derivatives outstanding at September 30, 2015 and December 31, 2014. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of September 30, 2015, the Company had approximately $32 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.
Interest Rate Risk
At September 30, 2015, the Company had cash and cash equivalents and short term investments of $977 million, of which $490 million was invested at various short-term market interest rates. The Company had no long-term debt at September 30, 2015. A hypothetical change in the interest rate of 10 basis points at September 30, 2015 would not have a significant impact on the Company’s earnings.
In management’s opinion, there has been no material change in the Company’s interest rate risk exposure in the third quarter of 2015.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations or financial position. As of September 30, 2015, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the Company's annual report on Form 10-K filed on February 26, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2015	—	$—	—	14,636,505
August 1-31, 2015	2,321,809	48.69	2,321,809	21,666,291
September 1-30, 2015	2,000,000	48.46	2,000,000	16,506,645
Total	4,321,809	$48.58	4,321,809	16,506,645
In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of the Company’s common stock. This authorization has no expiration date. This plan was disclosed in the Company’s annual report on Form 10-K filed on March 31, 1995. In the third quarter of 2015, 1,059,295 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.
On November 13, 2001, the Company’s Board of Directors announced a Discretionary Stock Repurchase Plan, which authorized the repurchase of the Company's common stock in the open market to reduce the issued and outstanding common stock to 200 million shares. The Board of Directors amended the plan on February 24, 2014, to authorize management repurchases to 190 million shares of common stock and further authorized repurchases down to 188 million and 180 million shares of common stock outstanding on February 24, 2015 and August 4, 2015, respectively. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. In the third quarter of 2015, 3,262,514 shares of common stock were repurchased under the Discretionary

Stock Repurchase Plan. These discretionary repurchases included 262,514 shares that were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises and the exercise of employee stock purchase rights and 3,000,000 shares to reduce the number of total shares outstanding.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(a)	Not applicable

(b)	Not applicable.

Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

November 5, 2015	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

November 5, 2015	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Form 10-Q Index and Exhibits
September 30, 2015

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