Form 10-K
period 2015-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2016-02-25
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, based upon the closing price as of the last business day of the most recently completed second fiscal quarter ended June 30, 2015, was approximately $8,643,828,563.
At February 22, 2016, the number of shares outstanding of registrant’s Common Stock was 182,101,972.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2016 Annual Meeting of Shareholders to be held on May 3, 2016 are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1—BUSINESS
Overview
Expeditors International of Washington, Inc. ("Expeditors” or “the Company") provides a full suite of global logistics services, offering customers a seamless international network of people and integrated information systems to support the movement and strategic positioning of goods. As a third party logistics provider, Expeditors purchases cargo space from carriers (including airlines and ocean shipping lines) on a volume basis and resells that space to its customers. The Company does not compete for overnight courier or small parcel business and it does not own aircraft or steamships.
The Company provides a broad range of customer solutions, such as order management, time-definite transportation, warehousing and distribution, temperature-controlled transit, cargo insurance, and customized logistics solutions. In addition, the Company's Project Cargo unit handles special project shipments that move via a single method or combination of air, ocean, and/or ground transportation and generally require a high level of specialized attention because of the unusual size or nature of what's being shipped.
Expeditors' primary services include:

•	Airfreight Services

•	Ocean Freight and Ocean Services

•	Customs Brokerage and Other Services
Airfreight Services: Within airfreight, Expeditors typically acts either as a freight consolidator or as an agent for the airline that carries the shipment. Whether acting as a consolidator or agent, Expeditors offers its customers routing expertise, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services and assistance with space availability in periods of peak demand.
Solutions within Airfreight Services include:
Air Freight Consolidation: as an air freight consolidator, Expeditors purchases cargo space from airlines on a volume basis and resells that space to its customers at lower rates than what those customers could negotiate directly from the airlines on an individual shipment. Expeditors determines the routing, consolidates shipments bound for a particular airport distribution point, and then selects the airline for transportation to the distribution point, where either the Company or one of its agents then arranges for the consolidated lot to be broken down into its component shipments and for the transportation of each individual shipment to its final destination.
Air Freight Forwarding: as a freight forwarder, Expeditors receives and forwards individual, unconsolidated shipments as the agent of the airline that carries the shipment.
Ocean Freight and Ocean Services: Within ocean freight services, Expeditors offers three basic services: ocean freight consolidation, direct ocean forwarding, and order management:
Ocean Freight Consolidation: as an ocean freight consolidator, Expeditors contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate. The Company handles both full container loads as well as Less-than Container Load (LCL) freight, charging lower rates than what is available directly from the shipping lines. The Company also generates fees for ancillary services such as shipping and customs documentation, packing, crating, insurance services, negotiation of letters of credit, and the preparation of documentation to comply with local export laws.
Direct Ocean Forwarding: when a customer contracts directly with the steamship line, Expeditors acts as that customer’s agent and may receive a commission from the steamship line in addition to handling fees from the customer.
Order Management: the Company provides a range of order management services, collecting fees from the shipper in addition to generating fees for meeting specific customer needs. Through Expeditors’ order management, the Company consolidates cargo from many suppliers in a particular origin into the fewest possible number of containers, putting more product in larger and fewer containers to maximize space and minimize cost.

| 1.

Customs Brokerage and Other Services: Expeditors offers a range of custom solutions, including:
Customs Brokerage Services: as a customs broker, Expeditors helps importers clear shipments through customs by preparing required documentation, calculating and paying duties and other taxes on behalf of the importer, arranging for any required inspections by governmental agencies, and arranging for delivery.
Transcon: through its Transcon unit, Expeditors offers multi-modal shipping services via air and/or ocean combined with ground transport. Such services can also include specialty handling services, such as so-called “white glove” attention for shipments that require special handling.
Warehousing and Distribution Services: Expeditors’ distribution and warehousing services include distribution center management, inventory management, order fulfillment, returns programs and order level services.
Revenues and Net Revenues
The following charts show the Company's 2015 revenues and net revenues (a non-GAAP measure calculated as revenues less directly related operating expenses) by service type:

The Expeditors Network
Beginning in 1981, the Company’s primary business focus was on airfreight shipments from Asia to the United States and related customs brokerage and other services. In the mid-1980’s, Expeditors began to expand its service capabilities in airfreight, ocean freight and distribution services. Today the Company has over 15,000 employees that provide a complete range of global logistics services to a diversified group of customers, both in terms of industry specialization and geographic location. As opportunities for profitable growth arise, the Company plans to create new offices. While Expeditors has historically expanded through organic growth, the Company has also been open to growth through acquisition of, or establishing joint ventures with, existing agents or others within the industry.
At January 31, 2016, Expeditors, including its majority-owned subsidiaries, is organized functionally in geographic operating segments and operates full service offices in the regions identified below. Full service offices have also been established in locations where the Company maintains unilateral control over assets and operations and where the existence of the parent-subsidiary relationship is maintained by means other than record ownership of voting stock.
The Company operates 185 full service offices in the following geographic areas of responsibility:

•	Americas (73)

•	North Asia (23)

•	South Asia (17)

•	Europe (50)

•	Middle East, Africa and India (22)
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

| 2.

Strategic Initiatives
In 2015, Expeditors implemented key strategic initiatives that were developed in late 2014 by the Company’s executive team. Those operational initiatives are focused and aligned to achieve long-term earnings per share growth.
The strategic plan is to grow business by focusing on the right markets and, within each market, on the right customers that lead to profitable business growth. Expeditors’ teams are aligned on the specific markets of its focused priorities; on the targeted accounts within those markets; and on ways that the Company can continue to differentiate itself from its competitors.
The Company continues to be focused on growth based on four key strategic initiatives:

1.
Ensure that every operating unit's base-line growth strategies for air, ocean and customs services grow at the rate of each unit's (i.e. district or region) relevant market growth rate (the Company’s Transcon and Distribution services are expected to maintain higher growth rates).

2.
Align and integrate the Company’s European-Asian Pacific and European-North Americas interests to the same degree that its Asian Pacific and Americas interests have historically been aligned. This alignment is expected to result in additional growth in these markets beyond the base-line growth expectations.

3.
Leverage the Company’s long and deeply entrenched presence in various Asian export markets - as well as the reputation that Expeditors has with the strategic carriers servicing those markets - to create a stronger Asian import presence, while concentrating and enhancing export capabilities in key strategic lanes, particularly into and out of China and Southeast Asia. This is expected to create additional product growth opportunities in those markets, which have not historically been a particular focus for the Company.

4.	Expand market share growth and position in North America, traditionally Expeditors’ most strategic market.
In addition, the Company also has implemented four “enabling” initiatives, which, while also strategic in scope, are highly tactical in support of the main four strategic initiatives:

A.	Align information technology (IT) resources to support global strategy.

B.	Refine risk management functions to effectively manage barriers to address customers' evolving requests related to terms and conditions.

C.	Develop and align global procurement strategies to optimize and leverage total cost of ownership in support of global strategic initiatives.

D.
Create an acquisition strategy that will identify and assess desirable acquisitions within a framework supported by Expeditors traditional acquisition methodologies and philosophies. Historically the Company has made acquisitions to obtain technology and specialized industry expertise that it did not have and that could be leveraged to benefit the entire network. The Company also has selectively acquired agents and, on occasion, key service providers.

Globally Consistent Information Systems Built Specifically for Logistics
Expeditors has long believed it a competitive advantage to maintain a globally consistent IT system designed and built by logistics professionals for logistics professionals. The Company’s IT systems were built on a foundation that dictated consistency and uniformity across the Expeditors global network for scalability. The Company’s systems were designed on a decentralized basis, so that an interruption in one office or location would likely not debilitate the abilities of the entire network, or even a significant sub-part of the network.
Expeditors’ IT systems were designed, coded, tested and implemented by the collaborative efforts of the Company’s own logistics industry professionals and own staff. Building and maintaining internal system capabilities is in keeping with Expeditors' long-held belief that the Company not outsource its core functions, with information systems being one of those core functions.
Expeditors is not dependent on third parties for upgrades or modifications to its systems, whether to address Company needs or those of its customers, even as the Company is constantly engaged in enhancing and improving its systems. Expeditors also believes that having a single, uniform, globally-connected system providing comprehensive visibility creates great efficiency and great value, particularly in this era when the value of data, and the ability to provide timely visibility to that data in a consistent and reliable format, is increasingly important.
Organic Versus Acquired Growth
As a knowledge-based global provider of logistics services, Expeditors has often concluded over the course of its history that it is better to grow organically rather than by acquisition. The Company’s two primary strategies for expansion are to open offices in response to client requests, and to expand through joint-ventures with agents. When the Company has made acquisitions, it has generally been to obtain technology, geographic coverage and specialized industry expertise that it was lacking, and that could be leveraged to benefit the Company’s entire network. Nevertheless, despite its history of organic growth, Expeditors is not opposed to acquisitions and will continue to identify and assess desirable acquisitions.

| 3.

Tailored Solutions and Targeted Marketing
As a non-asset based organization, Expeditors has considerable flexibility in managing its customers' supply chains. Because of its relationships with local suppliers and global air and ocean partners, Expeditors is able to provide each of its customers with routing and pricing expertise. The Company’s logistics solutions are tailored to each of its customer’s individual business needs, from order inception through order delivery. Although the domestic importer typically chooses a logistics company and services for what’s being shipped, the foreign shipper may also be involved in the selection process. Accordingly, Expeditors targets its marketing to reach both domestic importers and their overseas suppliers.
Because Expeditors is in the business of optimizing its customers’ supply chains, the Company focuses its marketing to reach professionals in logistics, international and domestic transportation, customs, compliance and purchasing departments of existing and potential customers. The district manager of each office is responsible for marketing, sales coordination, and operations in the area in which he or she is located. All employees are responsible for customer service and retention.
Leveraging Global, Regional and Local Expertise
Expeditors staffs its offices largely with managers and other key personnel who are citizens of the nations in which they operate and who have extensive experience in global logistics. Marketing and customer service staffs are responsible for marketing and selling Expeditors’ services directly to customers and prospects who may select or influence the selection of logistics service providers and for ensuring that customers receive timely and efficient service. The Company believes that this regional expertise in supplying solutions customized to the needs of its customers, its emphasis on coordinating the origin and destination of customer service and marketing activities, and its incentive-based compensation program that rewards employees based on the performance of the operations they control have been important elements of the Company’s success.
What Expeditors Ships
The goods that Expeditors handles are generally a function of the products that dominate international trade between any particular origin and destination. Shipments of computers and components, electronic and consumer goods, medical equipment, pharmaceutical products, retail goods, automotive parts, aviation parts, industrial equipment and oil and energy equipment comprise a significant percentage of Company business. The typical import customer includes retailers and distributors of consumer electronics, department store chains, clothing and shoe wholesalers, and high-tech, industrial and automotive manufacturers. Expeditors also has established industry vertical teams throughout its network to focus on aviation and aerospace, healthcare, oil and energy, and retail and fashion. Historically, no single customer has accounted for five percent or more of Company net revenues.
Expeditors Services in Detail
The following describes in more detail the operations of each of Expeditors’ services:
Airfreight Services
Airfreight services accounted for approximately 41 percent of total Company revenues and 34 percent of total net revenues in each of the last three years. When performing airfreight services, Expeditors typically acts either as a freight consolidator or as an agent for the airline that carries the shipment. When acting as a freight consolidator, Expeditors purchases cargo space from airlines on a volume basis and resells that space to its customers at lower rates than they could obtain directly from airlines on an individual shipment. Expeditors issues a House Airway Bill (HAWB) to its customers as the contract of carriage and separately receives a Master Airway Bill from the airline when the freight is physically tendered. When moving shipments between points where the nature or volume of business does not facilitate consolidation, Expeditors receives and forwards individual shipments as the agent of the airline which carries the shipment. Whether acting as a consolidator or agent, Expeditors offers its customers knowledge of optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with space availability in periods of peak demand.

In its airfreight operations, Expeditors receives shipments from its customers, determines the routing, consolidates shipments bound for a particular airport distribution point, and selects the airline for transportation to the distribution point. At the distribution point, Expeditors or its agent arranges for the consolidated lot to be broken down into its component shipments and for the transportation of the individual shipments to their final destinations.

The Company estimates that its average airfreight consolidation weighs approximately 2,800 pounds and that a typical consolidation includes merchandise from several shippers. Because shipment by air is relatively expensive compared with ocean transportation, air shipments are generally characterized by a high value-to-weight ratio, the need for rapid delivery, or both.

At the origin, the Company typically delivers shipments from one of its warehouses to the airline after consolidating the freight into containers or onto pallets. Normally that shipment will then arrive at the destination distribution point within forty-eight hours from the point of origin. During peak shipment periods, cargo space available from the scheduled air carriers can be limited and backlogs of freight shipments may occur. When these conditions exist, Expeditors may charter aircrafts to meet customer demand.

Expeditors consolidates individual shipments based on weight and volume characteristics in cost-effective combinations. Typically, as the weight or volume of a shipment increases, the cost per pound/kilo or cubic inch/centimeter charged by the Company decreases. The rates charged by airlines also generally decrease as the weight or volume of the shipment increases. As a result, by aggregating shipments and presenting them to an airline as a single shipment, Expeditors is able to obtain a lower rate per pound/kilo or cubic inch/centimeter than what is charged for an individual shipment, while generally offering the customer a lower rate than could be obtained from the airline for an unconsolidated shipment.

Expeditors’ airfreight net revenues for a consolidated shipment include the differential between the rate that the airline charges the Company and the rate that Expeditors, in turn, charges to its customers, commissions paid to the Company by the airline carrying the freight and fees for ancillary services. Such ancillary services Expeditors provides include preparation of shipping and customs documentation, packing, crating, insurance services, negotiation of letters of credit, and the preparation of documentation to comply with local export laws. When Expeditors acts as an agent for an airline handling an unconsolidated shipment, its net revenues are primarily derived from commissions paid by the airline and fees for ancillary services paid by the customer.

| 4.

Expeditors' management believes that owning aircraft would subject the Company to undue business risks, including large capital outlays, increased fixed operating expenses, volatile fuel prices, problems of fully utilizing aircraft and competition with its service providers - the airlines. Because Expeditors relies on commercial airlines to transport its shipments, its business may be adversely affected by changes in carrier financial stability, policies and practices such as pricing, payment terms, scheduling, capacity and frequency of service.

Although airline profitability has improved over the last two years, many air carriers remain highly leveraged with debt. Carriers continue to merge and consolidate operations and reduce available capacity to improve financial results. Some airlines have significantly reduced their reliance on cargo-only aircraft to service their airfreight customers, as high technology consumer products companies continue to decrease the size and weight of shipments, and many of the Company's customers, focus on improving supply-chain efficiency, seek to reduce overall logistics costs by negotiating lower rates and utilizie ocean freight whenever possible. The reduction in capacity allows asset-based carriers to raise rates in the face of declining or stable demand. When fewer planes are flying, the Company has fewer shipping options from which to craft service offerings for its customers. The combination of reduced capacity, higher rates and less frequent flights could challenge the Company’s ability to maintain historical unitary profitability.
Declines in fuel prices did not significantly impact airfreight buy and sell rates in 2014. However, in 2015 airfreight customers began to seek reductions in rates related to lower fuel prices and currently carriers are incorporating the lower fuel rates into their pricing structures. There continues to be uncertainty as to how future buy rates will be impacted by continuing volatility in fuel prices due to a number of factors. Because fuel is an integral part of carriers' costs and impacts the Company's buy and sell rates, Expeditors would expect its airfreight revenues and costs to be impacted as carriers adjust rates for the impact of changing fuel prices. The Company would not expect an adverse effect on airfreight net revenues resulting from any changes in fuel prices.
Ocean Freight and Ocean Services
Ocean freight services accounted for approximately 33 percent of the Company's total revenues and 25 percent of total net revenues in each of the past three years. The Company operates Expeditors International Ocean, Inc. (EIO), an Ocean Transportation Intermediary, sometimes referred to as a Non-Vessel Operating Common Carrier (NVOCC) which specializes in ocean freight services in most major trade lanes in the world. EIO also provides service, on a smaller scale, to and from any location where the Company has an office or agent. Ocean freight services are comprised of three basic services: ocean freight consolidation (EIO), direct ocean forwarding and order management.
Ocean freight consolidation: As an NVOCC, EIO contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate. EIO provides full container load services to companies that need flexibility and access to vessel capacity that they may not necessarily achieve by dealing directly with the shipping lines. Additionally, EIO supports customers that prefer to supplement their carrier strategy with an NVOCC. EIO also leverages the Expeditors global gateway network for the movement of LCL freight for customers needing to ship smaller consignments via ocean. The Company issues a House Ocean Bill (HOBL) or a House Seaway Bill to customers as the contract of carriage and receives a separate Master Ocean Bill of Lading (MOBL) when freight is physically tendered. Revenues from fees charged to customers for ancillary services that the Company may provide include the preparation of shipping and customs documentation, packing, crating, insurance services, negotiation of letters of credit, and the preparation of documentation to comply with local export laws.
Direct ocean forwarding: When the customer contracts directly with the steamship line, the Company acts as an agent of the customer and derives its revenues from commissions paid by the steamship line and handling fees paid by the customer. In such arrangements, the Company does not issue an HOBL or House Seaway Bill. Rather, the carrier issues a MOBL directly to the customer who employs the Company to create documentation, manage shipment information and arrange various services to facilitate the shipment of goods. The MOBL shows the customer as the shipper.
Order management: Order management provides services that manage origin consolidation, supplier performance, carrier allocation, carrier performance, container management, document management, destination management and PO/SKU visibility through a web-based application. Customers have the ability to monitor and report against near real-time status of purchase orders from the date of creation through final delivery. Item quantities, required ship dates, commodity descriptions, estimated vs. actual ex-factory dates, container utilization, and document visibility are many of the managed functions that are visible and reportable via the web. Order management is available for various modes of transportation, including ocean, air, truck and rail. Order management revenues are derived from services provided to the shipper, as well as management fees associated with managing purchase order execution against customer specific rules. One basic function of order management involves arranging cargo from many suppliers in a particular origin and “consolidating” these shipments into the fewest possible number of containers to maximize space utilization and minimize cost. Through origin consolidation, customers can reduce the number of containers shipped by putting more product in larger and fewer containers.
Ocean carriers incurred substantial operating losses in recent years, and many are highly leveraged with debt. While the overall global volumes have increased slightly over recent years, many carriers continue to take delivery of new ships, which creates excess capacity. This excess capacity causes most carriers to redeploy ships and modify sailing schedules to improve financial results. The potential combination of reduced sailing schedules and pricing volatility could impact the Company’s ability to maintain historical unitary profitability.
Recent declines in oil prices have been reflected in both the buy and sell rates for ocean freight via a surcharge known as the Bunker Adjustment Factor. This surcharge in the industry fluctuates with the cost of the bunker fuel and is added to base ocean freight charges. The Company would not expect an adverse effect on ocean freight net revenues resulting from changes in oil prices.
Customs Brokerage and Other Services
Customs brokerage and other services accounted for approximately 26 percent of the Company's total revenues and 41 percent of total net revenues in each of the past three years. As a customs broker, Expeditors assists importers to clear shipments through customs by preparing required documentation, calculating and providing for payment of duties and other taxes on behalf of the importer, arranging for any required inspections by governmental agencies, and arranging for delivery. Changing regulations, the commodities being cleared and the time sensitive nature of the brokerage business require the Company to continue to make enhancements to its systems in order to provide competitive service. Expeditors provides customs clearance services in connection with many of the shipments it handles in its transportation services. However, substantial customs brokerage revenues are derived from customers that elect to use a competitor for transportation services. Conversely, shipments handled by the Company may be processed by another customs broker selected by the customer.

| 5.

Expeditors also provides other value added services at destination, such as warehousing and distribution, time-definite transportation services (Transcon) and consulting services, none of which are currently individually significant to the Company’s total revenues and net revenues. Expeditors' distribution and warehousing services include distribution center management, inventory management, order fulfillment, returns programs and order level services. Transcon is a multi-modal product, which offers time-definite, intra-continental transportation solutions, often by ground and other specialty handling services. The Company’s wholly-owned subsidiary, Expeditors Tradewin, L.L.C., responds to customer driven requests for customs consulting services. Fees for these non-transactional services are based upon hourly billing rates and bids for mutually agreed projects.
Competition
The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. There are a large number of companies competing in one or more segments of the industry, but the number of firms with a global network that offer a full complement of logistics services is more limited. Further, there are new technology-based competitors entering the industry. Many of these competitors have significantly more resources than Expeditors. Depending on the location of the shipper and the importer, Expeditors must compete against both the niche players and larger entities. The industry continues to experience consolidations into larger firms striving for stronger and more complete multinational and multi-service networks. However, regional and local competitors still maintain a strong market presence in certain areas.
The primary competitive factors in the global logistics services industry continue to be price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. Expeditors emphasizes quality customer service and believes that its prices are competitive with the prices of others in the industry. Larger customers utilize the services of multiple logistics providers and implement more sophisticated and efficient procedures for the management of their logistics supply chains by embracing strategies such as just-in-time inventory management. Accordingly, timely and accurate information integrated into customer service capabilities are a significant factor in attracting and retaining customers. This information integrated into customer service capabilities includes customized Electronic Data Interchange (EDI), on-line freight tracing and tracking applications and customized reporting. Customized EDI applications allow the transfer of key information between customers’, service providers' and Expeditors' systems. Freight tracing and tracking applications provide customers with near real-time visibility to the location, transit time and estimated delivery time of inventory in transit.
Expeditors' management believes that the ability to develop and deliver innovative solutions to meet its customers’ increasingly sophisticated information requirements is a critical factor in its ongoing success. The Company devotes a significant amount of resources towards the maintenance and enhancement of systems that currently meet these customer demands. Management believes that the Company’s existing systems are competitive with the systems currently in use by other logistics services companies with which it competes.
Unlike many of its competitors, who have tended to grow by merger and acquisition, Expeditors operates the same transportation and accounting computer software, running on a common hardware platform, in all of its full-service locations. Small and middle-tier competitors, in general, do not have the resources available to develop these customized systems. Historically, growth through aggressive acquisition has proven to be a challenge for many of the Company’s competitors and typically involves the purchase of significant “goodwill.” As a result, Expeditors has pursued a strategy emphasizing organic growth supplemented by certain strategic acquisitions.

The Company’s ability to attract, retain, and motivate highly qualified personnel with experience in global logistics services is an essential, if not the most important, element of its ability to compete in the industry. To this end, the Company has adopted incentive compensation programs that make percentages of an operating unit's net revenues or profits available to managers for distribution among key personnel. Expeditors believes that these incentive compensation programs, combined with its experienced personnel and its ability to coordinate global marketing efforts, provide a distinct competitive advantage.
Currency and Dependence on Service Providers
The nature of the Company’s worldwide operations necessitates that it transacts in a multitude of currencies other than the U.S. dollar. This exposes Expeditors to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where Expeditors maintains offices and/or agency relationships have strict currency control regulations that influence the Company’s ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents.
In addition, the Company’s ability to provide services to its customers is highly dependent on good working relationships with a variety of entities, including airlines, ocean steamship lines, ground transportation providers and governmental agencies. Expeditors considers its current working relationships with these entities to be satisfactory. However, changes in the financial stability and operating capabilities and capacity of asset-based carriers, space allotments available from carriers, governmental regulation or deregulation efforts, modernization of the regulations governing customs brokerage, and/or changes in governmental restrictions, quota restrictions or trade accords could affect Expeditors' business in unpredictable ways.
Seasonality
Historically, the Company’s operating results have been subject to seasonal trends, with the first quarter being the weakest and the third and fourth quarters being the strongest; however, there is no assurance that this seasonal trend will occur in the future. This pattern has been the result of, or influenced by, numerous factors, including weather patterns, national holidays, consumer demand, new product launches, economic conditions and a myriad of other similar and subtle forces. The Company cannot accurately forecast many of these factors, nor can Expeditors estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns will continue in future periods.
Environmental
In the United States, the Company is subject to Federal, state and local provisions regulating the discharge of materials and emissions into the environment or otherwise for the protection of the environment. Similar laws apply in many other jurisdictions in which the Company operates. Although current operations have not been significantly affected by compliance with these environmental laws, governments, service providers and customers are becoming increasingly sensitive to environmental issues, and the Company cannot predict what impact future environmental regulations may have on its business. The Company does not anticipate making any material capital expenditures for environmental control purposes during 2016.

| 6.

Employees
At December 31, 2015, the Company employed 15,397 people as follows:

•	North America 5,655

•	Europe 2,685

•	North Asia 2,464

•	South Asia 1,323

•	Middle East, Africa and India 1,417

•	Latin America 796

•	Information Systems 741

•	Corporate 316.
The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be satisfactory.

In order to retain the services of highly qualified, experienced, and motivated employees, the Company places considerable emphasis on its non-equity incentive compensation programs.
Other Information

Expeditors International of Washington was incorporated in the State of Washington in May 1979. The Company's executive offices are located at 1015 Third Avenue, 12thFloor, Seattle, Washington, and its telephone number is (206) 674-3400.
The Company’s Internet address is http://www.expeditors.com. Expeditors makes available free of charge through its Internet website the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). The information contained on or accessible through the Company's website is not a part of this Annual Report on Form 10-K.

| 7.

Executive Officers of the Registrant
The following table sets forth the names, ages, and positions of current executive officers of the Company.

Name	Age	Position
Jeffrey S. Musser	50	President, Chief Executive Officer and Director
Philip M. Coughlin	55	President, Global Geographies and Operations
Daniel R. Wall	47	President, Global Products
Eugene K. Alger	55	President, Global Services
Bradley S. Powell	55	Senior Vice President and Chief Financial Officer
Christopher J. McClincy	41	Senior Vice President and Chief Information Officer
Benjamin G. Clark	47	Senior Vice President, General Counsel and Corporate Secretary
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
Philip M. Coughlin joined the Company in October 1985 and was promoted to District Manager in August 1986. Mr. Coughlin was elected Regional Manager in January 1991, Regional Vice President in January 1992, Senior Vice President of North America in September 1999 and to Executive Vice President-North America in March 2008. In June 2014, Mr. Coughlin was promoted to President, Global Geographies and Operations.
Daniel R. Wall joined the Company in March 1987, and was promoted to District Manager in May 1992 and Global Director-Account Management in March 2002. Mr. Wall was elected Vice President-ECMS in January 2004 and Senior Vice President-Ocean Services in September 2004. In June 2015, Mr. Wall was appointed as President, Global Products.
Eugene K. Alger joined the Company in October 1981 and was promoted to District Manager in May 1982, Mr. Alger was elected Regional Vice President in January 1992, Senior Vice President of North America in September 1999 and to Executive Vice President-North America in March 2008. In June 2014, Mr. Alger was promoted to Executive Vice President-Global Services. In August 2015, Mr. Alger was promoted to President, Global Services.
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

Benjamin G. Clark joined the Company in February 2015 as Senior Vice President and General Counsel and was appointed Corporate Secretary in May 2015. Preceding Expeditors, Mr. Clark served as Executive Vice President and General Counsel of the Dematic Group, a global provider of intelligent intralogistics and materials handling solutions. Prior to his experience with Dematic, Mr. Clark spent four years as the Vice President and Deputy General Counsel for the publicly traded Celanese Corporation, a global technologies and specialty materials company. From 2002 to 2009 Mr. Clark worked for Honeywell International, Inc., where he held progressively responsible roles concluding as the Vice President and General Counsel, Aerospace Global Operations.
Regulation and Security
With respect to activities in the air transportation industry in the United States, the Company is subject to regulation by the Transportation Security Administration (TSA) of the Department of Homeland Security as an indirect air carrier. All United States indirect air carriers are required to maintain prescribed security procedures and are subject to periodic audits by TSA. Expeditors' overseas offices and agents are licensed as airfreight forwarders in their respective countries of operation. Expeditors is licensed in each of its offices, or in the case of its newer offices, the Company has applied for a license as an airfreight forwarder from the International Air Transport Association (IATA). IATA is a voluntary association of airlines and air transport related entities that prescribes certain operating procedures for airfreight forwarders acting as agents for its members. The majority of the Company’s airfreight forwarding business is conducted with airlines that are IATA members.
Expeditors is licensed as an Ocean Transportation Intermediary (OTI) (sometimes referred to as an NVOCC) by the Federal Maritime Commission (FMC). The FMC has established certain qualifications for shipping agents, including certain surety bonding requirements. The FMC is also responsible for the economic regulation of OTI/NVOCC activity originating or terminating in the United States. To comply with these economic regulations, vessel operators and NVOCCs, such as EIO, are required to file tariffs electronically which establish the rates to be charged for the movement of specified commodities into and out of the United States. The FMC has the power to enforce these regulations by assessing penalties.
Expeditors is licensed as a customs broker by the Customs and Border Protection (CBP) agency of the Department of Homeland Security nationally and in each U.S. customs district in which the Company does business. All United States customs brokers are required to maintain prescribed records and are subject to periodic audits by CBP. In 2016, CBP is upgrading its system to the Automated Commercial Environment (ACE). Expeditors is in the process of upgrading its systems to comply with the new ACE requirements; however, there can be no assurance that there will not be resulting delays or disruptions. In other jurisdictions in which the Company performs customs clearance services, the Company is licensed by the appropriate governmental authority where such license is required to perform these services. The Company participates in various governmental supply chain security programs, such as the Customs-Trade Partnership Against Terrorism (C-TPAT) in the United States, and additional security initiatives, such as Authorized Economic Operator (AEO) programs, in various other countries.

| 8.

The Company does not believe that current United States and foreign governmental regulations impose significant economic restraint upon its business operations. In general, the Company conducts its business activities in each country through a wholly or majority-owned subsidiary corporation that is organized and existing under the laws of that country. However, the regulations of foreign governments can impose barriers to Expeditors' ability to provide the full range of its business activities in a wholly or majority United States-owned subsidiary. For example, foreign ownership of a customs brokerage business is prohibited in some jurisdictions and less frequently the ownership of the licenses required for freight forwarding and/or freight consolidation is restricted to local entities. When Expeditors encounters this sort of governmental restriction, the Company works to establish a legal structure that meets the requirements of the local regulations while also providing the substantive operating and economic advantages that would be available in the absence of such regulation. This can be accomplished by creating a joint venture or exclusive agency relationship with a qualified local entity that holds the required license.
The continuing global threats from terrorism, wars and governments’ overriding concern for the safety of passengers and citizens who import and/or export goods into and out of their respective countries has resulted in a proliferation of cargo security and other regulations over the past several years. Many of these regulations are complex and require varying degrees of interpretation. While these regulations have already created a marked difference in the security and other arrangements required to move shipments around the globe, regulations are expected to become more stringent in the future. As governments look for ways to minimize the exposure of their citizens to potential terror-related incidents, Expeditors and its competitors in the transportation business may be required to incorporate security and other procedures within their scope of services to a far greater degree than has been required in the past. The Company believes that increased security and other requirements may involve further investments in technology and more sophisticated screening procedures being applied to cargo, customers, vendors and employees. Expeditors' position is that any increased cost of compliance with security regulations will be passed through to those who are beneficiaries of the Company's services.
Cargo Liability
When acting as an airfreight consolidator, Expeditors assumes a carrier’s liability for lost or damaged shipments. This legal liability is typically limited by contract to the lower of the transaction value or the released value (19 Special Drawing Rights per kilo unless the customer declares a higher value and pays a surcharge), except in the absence of an appropriate airway bill or if the loss or damage is caused by willful misconduct. The airline that the Company utilizes to make the actual shipment is generally liable to the Company in the same manner and to the same extent. When acting solely as the agent of the airline or shipper, Expeditors does not assume any contractual liability for loss or damage to shipments tendered to the airline.

When acting as an ocean freight consolidator, Expeditors assumes a carrier’s liability for lost or damaged shipments. This liability is typically limited by contract to the lower of the transaction value or the released value ($500 per package or customary freight unit unless the customer declares a higher value and pays a surcharge). The steamship line that the Company utilizes to make the actual shipment is generally liable to the Company in the same manner and to the same extent. The Company does not assume liability for lost or damaged shipments in its ocean freight forwarding and customs clearance operations.

When providing ground transportation services as a carrier, Expeditors assumes a carrier’s liability for lost or damaged shipments. This liability is typically limited by contract to the lower of the transaction value or the released value (generally $0.50 per pound, although the released value can vary from country to country) unless the customer declares a higher value and pays a surcharge. The ground carrier that the Company utilizes to make the actual shipment is generally liable to Expeditors in the same manner and to the same extent.
When providing warehousing and distribution services, the Company limits its legal liability by contract and tariff to an amount generally equal to the lower of fair value or $0.50 per pound with a maximum of $50 per “lot” — which is defined as the smallest unit that the warehouse is required to track.
In certain circumstances, the Company will assume additional limited liability. Expeditors maintains cargo legal liability insurance covering claims for losses attributable to missing or damaged shipments for which the Company is legally liable. Expeditors also maintains insurance coverage for the property of others that is stored in its warehouse facilities. This insurance coverage is provided by a Vermont, U.S.-based insurance entity wholly-owned by Expeditors. The coverage is fronted and reinsured by a global insurance company. The total risk retained by Expeditors in 2015 was $5 million. In addition, the Company is licensed as an insurance broker through its subsidiary, Expeditors Cargo Insurance Brokers, Inc. and places insurance coverage for other customers.

| 9.

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
• changes in labor and other costs;
• natural disasters and pandemics;
• changes in consumer attitudes regarding goods made in countries other than their own;
• changes in availability of credit;
• changes in the price and readily available quantities of oil and other petroleum-related products; and
• increased global concerns regarding working conditions and environmental sustainability.

Service Providers
As a non-asset based provider of global logistics services, the Company depends on a variety of asset-based service providers, including air, ocean and ground freight carriers. The quality and profitability of the Company depend upon effective selection, management and discipline of service providers. In recent years, many of the Company’s service providers have incurred significant operating losses and are highly leveraged with debt. Changes in the financial stability, operating capabilities and capacity of asset-based carriers and space allotment made available to the Company by asset-based carriers could affect the Company in unpredictable ways. Any combination of reduced carrier capacity, pricing volatility or more limited carrier transportation schedules could negatively impact the Company’s ability to maintain historical profitability.
The Company’s carriers are subject to increasingly stringent laws, which could directly or indirectly have a material adverse effect on the Company’s business. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in transportation industries, which in turn could increase the Company’s purchased transportation costs. If the Company is unable to pass such costs on to its customers, its business and results of operations could be materially and adversely affected.

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

In addition, the Company operates in parts of the world where common business practices could constitute violations of the anti-corruption laws, rules, regulations and decrees of the United States, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and of all other countries in which the Company conducts business; as well as trade and exchange control laws, or laws, regulations and Executive Orders imposing embargoes and sanctions; and anti-boycott laws and regulations. Compliance with these laws, rules, regulations and decrees is dependent on the Company’s employees, service providers, agents, third party brokers and customers, whose individual actions could violate these laws, rules, regulations and decrees. Failure to comply could result in substantial penalties and additional expenses, damage to the Company’s reputation and restrictions on its ability to conduct business.

| 10.

RISK FACTORS	DISCUSSION AND POTENTIAL SIGNIFICANCE

Key Personnel
The Company is a service business. The quality of this service is directly related to the quality of the Company’s employees. Identifying, training and retaining key employees is essential to continued growth and future profitability. Effective succession planning is an important element of the Company's programs. Failure to ensure an effective transfer of knowledge and smooth transitions involving key employees could hinder the Company's ability to execute on its business strategies and level of service. Senior management of the Company includes employees with long tenures, some of whom may elect to retire. The loss of the services of one or more key personnel could have an adverse effect on the Company’s business. The Company must continue to develop and retain management personnel to address issues of succession planning.

The Company believes that its compensation programs, which have been in place since the Company became a publicly traded entity, are one of the unique characteristics responsible for differentiating its performance from that of many of its competitors. Significant changes to its compensation programs could affect the Company’s performance and ability to attract and retain key personnel.

Technology
The Company relies heavily and must compete based upon the flexibility and sophistication of the technologies utilized in performing its core businesses. Future results depend upon Expeditors' success in developing competitive and reliable systems to address the needs of the Company's customers and suppliers. Development and maintenance of these systems must be accomplished in a cost-effective manner and support the use of secure protocols, including integration of third party technology. The Company has begun upgrading many of its systems, including core operations and accounting. These processes are inherently complex and if not managed properly could lead to disruptions in the Company's operations or its ability to remain competitive.

Network Continuity and Cybersecurity
As the Company and its customers continue to increase reliance on systems and as additional features are added, the risks also increase. Any significant disruptions to the Company’s global systems or the Internet for any reason, which could include equipment or network failures; co-location facility failures; power outages; sabotage; employee error or other actions; cyber-attacks or other security breaches; geo-political activity or natural disasters; all of which could have a material negative effect on the Company's results. This could include loss of revenue; business disruptions (such as the inability to timely process shipments); loss of property, including trade secrets and confidential information; legal claims and proceedings; reporting delays or errors; interference with regulatory reporting; significant remediation costs; an increase in costs to protect the Company's systems and technology; or damage to its reputation.

Growth
The Company has historically relied primarily upon organic growth and has tended to avoid growth through acquisition. Future results will depend upon the Company’s ability to anticipate and adapt to constantly evolving supply chain requirements and innovations. To continue to grow organically, the Company must gain profitable market share in a highly competitive environment and successfully develop and market new service offerings. When investment opportunities arise, the Company’s success will be dependent on its ability to evaluate and integrate the acquisitions.

Regulatory Environment
The Company is affected by ever increasing regulations from a number of sources in the United States and in foreign locations in which the Company operates. Many of these regulations are complex and require varying degrees of interpretation, including those related to trade compliance, data privacy, employment and competition laws. The current business environment tends to stress the avoidance of risk through regulation and oversight, the effect of which is likely to be unforeseen costs and potentially unforeseen consequences.

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

| 11.

RISK FACTORS	DISCUSSION AND POTENTIAL SIGNIFICANCE
Competition
The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. There are a large number of companies competing in one or more segments of the industry, but the number of firms with a global network that offer a full complement of logistics services is more limited. Nevertheless, many of these competitors have significantly more resources than the Company, are actively pursuing acquisition opportunities and are developing new technologies to gain competitive advantages. Depending on the location of the shipper and the importer, the Company must compete against both the niche players and larger entities, including some carriers. The primary competitive factors are price and quality of service. Many larger customers utilize the services of multiple logistics providers. Customers regularly solicit bids from competitors in order to improve service, pricing and contractual terms such as seeking longer payment terms, higher or unlimited liability limits and performance penalties. Increased competition and competitors' acceptance of expanded contractual terms could result in reduced revenues, reduced margins, higher operating costs or loss of market share, any of which would damage the Company’s results of operations and financial condition.

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

Litigation/Investigations
As a multinational corporation, the Company is subject to formal or informal investigations from governmental authorities or others in the countries in which it does business. In addition, the Company may become subject to civil litigation with its customers, service providers and other parties with whom it does business. These investigations and litigation may require significant management time and could cause the Company to incur substantial additional legal and related costs, which may include fines, penalties or damages that could have a material impact on the Company’s results of operations and operating cash flows.

Economic Conditions
The global economy and capital and credit markets continue to experience uncertainty and volatility. Unfavorable changes in economic conditions may result in lower freight volumes and adversely affect the Company’s revenues and operating results, as experienced in 2009 and 2012. These conditions may adversely affect certain of the Company’s customers and services providers. Were that to occur, the Company’s revenues and net earnings could also be adversely affected. Should customers’ ability to pay deteriorate, additional bad debts may be incurred.

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

| 12.

ITEM 1B — UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2 — PROPERTIES
The Company owns the following properties:

Location	Nature of Property
United States:
Washington, Seattle	Corporate headquarters
California, Brisbane	Office and warehouse building
California, Hawthorne	Office and warehouse building
Florida, Miami	Office and warehouse building
Illinois, Bensenville	Office and warehouse building
New Jersey, Edison	Office and warehouse building
New York, Inwood	Office and warehouse building
Texas, Humble	Office and warehouse building
Washington, SeaTac	Office building
Washington, Spokane	Office building

North Asia:
China, Beijing	Office and warehouse building
China, Shanghai	Office building
China, Shenzhen	Offices
China, Tianjin	Offices
Hong Kong, Kowloon	Offices
Korea, Seoul	Office and warehouse
Taiwan, Taipei	Offices

Europe:
Belgium, Brussels	Office and warehouse building
England, London	Office and warehouse building
Ireland, Cork	Office and warehouse building
Ireland, Dublin	Office and warehouse building

Other North America:
Mexico, Nuevo Laredo	Land

Latin America:
Costa Rica, Alajuela	Office building

Middle East:
Egypt, Cairo	Office and warehouse building
The Company leases and maintains nearly 80 additional offices and warehouse locations in the United States and approximately 400 leased locations worldwide, primarily located close to an airport, ocean port, or on an important border crossing. The majority of these facilities contain warehouse facilities. Lease terms are either on a month-to-month basis or terminate at various times through 2025. See Note 8 to the Company’s consolidated financial statements for lease commitments. The Company will investigate the possibility of building or buying suitable facilities. The Company believes that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.

| 13.

ITEM 3 — LEGAL PROCEEDINGS
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations or financial position. As of December 31, 2015, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.
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

	Common Stock			Common Stock
Quarter	High	Low	Quarter	High	Low
2015			2014
First	$49.51	$42.17	First	$45.69	$38.42
Second	$49.11	$45.27	Second	$46.80	$38.54
Third	$50.08	$43.92	Third	$45.78	$39.97
Fourth	$51.80	$44.73	Fourth	$47.24	$38.14
There were 965 shareholders of record as of February 22, 2016. This figure does not include a substantially greater number of beneficial holders of the Company’s common stock, whose shares are held of record by banks, brokers and other financial institutions.
The Board of Directors declared semi-annual dividends per share during the two most recent fiscal years paid as follows:

June 15, 2015	$0.36
December 15, 2015	$0.36
June 16, 2014	$0.32
December 15, 2014	$0.32

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2015	—	$—	—	16,736,740
November 1-30, 2015	1,000,000	$49.10	1,000,000	16,132,377
December 1-31, 2015	3,500,997	$47.25	3,500,997	11,835,837
Total	4,500,997	$47.66	4,500,997	11,835,837
In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of the Company’s common stock. This authorization has no expiration date. This plan was disclosed in the Company’s annual report on Form 10-K filed on March 31, 1995. In the fourth quarter of 2015, the Company repurchased 554,336 shares of common stock under the Non-Discretionary Stock Repurchase Plan.
In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of the Company's common stock in the open market to reduce the issued and outstanding stock down to 200 million shares. In February 2014, the Board of Directors authorized repurchases down to 190 million shares of common stock outstanding. In 2015, the Board of Directors authorized repurchases down to 188 million and 180 million shares of common stock outstanding on February 24, 2015 and August 4, 2015, respectively. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. In the fourth quarter of 2015, the Company repurchased 3,946,661 shares of common stock under the Discretionary Stock Repurchase Plan. These discretionary repurchases included 81,661 shares that were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises and 3,865,000 shares to reduce the number of total shares outstanding.

| 14.

The graph below compares Expeditors International of Washington, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the NASDAQ Transportation index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2010 and tracks it through 12/31/2015.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Expeditors International of Washington, Inc., the S&P 500 Index,
and the NASDAQ Transportation Index

	12/10	12/11	12/12	12/13	12/14	12/15

Expeditors International of Washington, Inc.	$100.00	$75.84	$74.32	$84.37	$86.26	$88.53
Standard and Poor's 500 Index	100.00	102.11	118.45	156.82	178.29	180.75
NASDAQ Transportation	100.00	90.09	95.46	130.08	181.38	153.54

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

| 15.

ITEM 6 — SELECTED FINANCIAL DATA
Financial Highlights
In thousands, except per share data

	2015	2014	2013	2012	2011
Revenues	$6,616,632	6,564,721	6,080,257	5,992,215	6,161,537
Net revenues[1]	2,187,777	1,981,427	1,882,853	1,835,370	1,907,516
Net earnings attributable to shareholders	457,223	376,888	348,526	333,360	385,679
Diluted earnings attributable to shareholders per share	2.40	1.92	1.68	1.57	1.79
Basic earnings attributable to shareholders per share	2.42	1.92	1.69	1.58	1.82
Dividends declared and paid per common share	0.72	0.64	0.60	0.56	0.50
Cash used for dividends	135,673	124,634	123,292	117,263	106,011
Cash used for share repurchases	629,991	550,781	261,936	302,414	112,071
Working capital	1,131,997	1,305,467	1,545,069	1,515,041	1,490,738
Total assets	2,582,438	2,890,905	3,014,812	2,954,125	2,866,827
Shareholders’ equity	1,691,993	1,868,408	2,084,783	2,027,699	2,003,638
Weighted average diluted shares outstanding	190,223	196,768	206,895	211,935	215,034
Weighted average basic shares outstanding	188,941	196,147	205,995	210,423	212,118
_______________________
1Non-GAAP measure calculated as revenues less directly related operating expenses attributable to the Company's principal services.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2015 contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, presentations, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. Statements including those preceded by, followed by or that include the words or phrases “will likely result”, “are expected to”, "would expect", "would not expect", “will continue”, “is anticipated”, “estimate”, “project”, "plan", "believe", "probable", "reasonably possible" "may", "could", "should", "intends", "foreseeable future" or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are qualified in their entirety by reference to and are accompanied by the discussion in Item 1A of certain important factors that could cause actual results to differ materially from such forward-looking statements.
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
The Company generates the major portion of its air and ocean freight revenues by purchasing transportation services on a wholesale basis from direct (asset-based) carriers and reselling those services to its customers on a retail basis. The difference between the rate billed to customers (the sell rate) and the rate paid to the carrier (the buy rate) is termed “net revenue” (a non-GAAP measure), “yield" or "margin." By consolidating shipments from multiple customers and concentrating its buying power, the Company is able to negotiate favorable buy rates from the direct carriers, while at the same time offering lower sell rates than customers would otherwise be able to negotiate themselves. The most significant drivers of changes

| 16.

in gross revenues and related transportation expenses are volume, sell rates and buy rates. Volume has a similar effect on the change in both gross revenues and related transportation expenses in each of the Company's three primary sources of revenue.
In most cases the Company acts as an indirect carrier. When acting as an indirect carrier, the Company will issue a House Airway Bill (HAWB), a House Ocean Bill of Lading (HOBL) or a House Seaway Bill to customers as the contract of carriage. In turn, when the freight is physically tendered to a direct carrier, the Company receives a contract of carriage known as a Master Airway Bill for airfreight shipments and a Master Ocean Bill of Lading for ocean shipments. In these transactions, the Company evaluates whether it is appropriate to record the gross or net amount as revenue. Generally, when the Company is the primary obligor, it is obligated to compensate direct carriers for services performed regardless of whether customers accept the service, has latitude in establishing price, has discretion in selecting the direct carrier, has credit risk or has several but not all of these indicators, revenue is recorded on a gross basis. Revenue is generally recorded on a net basis where the Company is not primarily obligated and does not have latitude in establishing prices. Such amounts earned are determined using a fixed fee, a per unit of activity fee or a combination of thereof.
For revenues earned in other capacities, for instance, when the Company does not issue a HAWB, a HOBL, or a House Seaway Bill or otherwise acts solely as an agent for the shipper, only the commissions and fees earned for such services are included in revenues. In these transactions, the Company is not a principal and reports only commissions and fees earned in revenue.
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
The Company is managed along five geographic areas of responsibility: Americas; North Asia; South Asia; Europe; and Middle East, Africa and India (MAIR). Each area is divided into sub-regions which are composed of operating units with individual profit and loss responsibility. The Company’s business involves shipments between operating units and typically touches more than one geographic area. The nature of the international logistics business necessitates a high degree of communication and cooperation among operating units. Because of this inter-relationship between operating units, it is very difficult to examine any one geographic area and draw meaningful conclusions as to its contribution to the Company’s overall success on a stand-alone basis. The following chart shows net revenues by geographic areas of responsibility for the years ended December 31, 2015, 2014 and 2013:
The Company’s operating units share revenue using the same arms-length pricing methodologies the Company uses when its offices transact business with independent agents. Certain costs are allocated among the segments based on the relative value of the underlying services, which can include allocation based on actual costs incurred or estimated cost plus a profit margin. The Company’s strategy closely links compensation with operating unit profitability. Individual success is closely linked to cooperation with other operating units within the network.

| 17.

The mix of services varies by segment based primarily on the import or export orientation of local operations in each region. In accordance with the Company's revenue recognition policy (see Note 1. E to the consolidated financial statements of this report), almost all freight revenues and related expenses are recorded at origin and shipment profits are split between origin and destination offices by recording a commission fee or profit share revenue at destination and a corresponding commission or profit share expense as a component of origin consolidation costs. North Asia is the Company's largest export oriented region and accounted for 39% of revenues, 23% of net revenues and 34% of operating income for the year ended December 31, 2015. North Asia's operating income as a percentage of revenue is lower than other segments due to the largely export nature of operations in that region.
Expeditors' Culture
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

The Company reinforces these values with a compensation system that rewards employees for profitably managing the things they can control. This compensation system has been in place since the Company became a publicly traded entity. There is no limit to how much a key, non-executive manager can be compensated for success. The Company believes in a “real world” environment in every operating unit where individuals are not sheltered from the profit implications of their decisions. If these decisions result in operating losses, management must make up these losses with future operating profits, in the aggregate, before any cash incentive compensation can be earned. Executive management, in very limited circumstances, has made exceptions at the branch operating unit level. At the same time, the Company insists on continued focus on such things as accounts receivable collection, cash flow management and credit soundness in an attempt to insulate managers from the sort of catastrophic errors that might end a career.
The Company believes that any failure to perpetuate this unique culture on a self-sustained basis throughout the Company quite possibly provides a greater threat to the Company’s continued success than any external force, which would be largely beyond its control. The Company strongly believes that it is nearly impossible to predict events that, in the aggregate, could have a positive or a negative impact on future operations. As a result, management's focus is on building and maintaining a global corporate culture and an environment where well-trained employees and managers are prepared to identify and react to changes as they develop and thereby help the Company adapt and thrive as major trends emerge.
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

| 18.

Currently, there is uncertainty as to how declines in oil prices will impact future buy rates due to a number of factors, including that some carriers have hedged fuel costs. Because fuel is an integral part of carriers' costs and impacts both the Company's cargo space buy rates and its sell rates to customers, the Company would expect its gross revenues and costs to be impacted as carriers adjust rates for the effect of changing fuel prices. The Company would not expect an adverse effect on net revenues resulting from changes in oil prices.
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
These estimates, other than the accrual of loss contingencies, tax liabilities and calculation of stock-based compensation expense, are not highly uncertain and have not historically been subject to significant change. Management believes that the methods utilized in all of these areas are non-aggressive in approach and consistent in application. Management believes that there are limited, if any, alternative accounting principles or methods which could be applied to the Company’s transactions. While the use of estimates means that actual future results may be different from those contemplated by the estimates, the Company believes that alternative principles and methods used for making such estimates would not produce materially different results than those reported.
The outcomes of government investigations, legal proceedings and claims brought against the Company are subject to significant uncertainty. An estimated loss from a contingency such as a government investigation, legal proceeding or claim is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a loss contingency is required if there is at least a reasonable possibility that a significant loss has been incurred. In determining whether a loss should be accrued, management evaluates several factors, including advice from outside legal counsel, in order to estimate the degree of probability of an unfavorable outcome and to make a reasonable estimate of the amount of loss or range of reasonably possible loss. Changes in these factors could have a material impact on the Company's financial position, results of operations and operating cash flows for any particular quarter or year.
The Company is subject to taxation in multiple U.S. and foreign tax jurisdictions. As discussed in Note 1.F to the consolidated financial statements in this report, earnings of the Company’s foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States and, accordingly, U.S. Federal and State income taxes are provided for all undistributed earnings net of related foreign tax credits. Accounting for income taxes involves estimates and judgments. The Company believes its tax positions, including intercompany transfer pricing policies, are reasonable and consistent. As a matter of course, the Company is audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution could result in the Company owing additional taxes. The Company establishes liabilities when, despite its belief that the tax return positions are appropriate and consistent with tax law, it concludes that it may not be successful in realizing the tax benefit. In evaluating a tax position, the Company determines whether it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position and in consultation with qualified tax advisors. The Company’s estimate of any ultimate tax liability contains assumptions based on past experiences, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by the taxing jurisdiction. The Company believes the estimates and assumptions used to support its evaluation of its tax positions are reasonable. However, final determinations of tax liabilities could be materially different from estimates.
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
The Company’s expected volatility assumptions are based on the historical volatility of the Company’s stock over a period of time commensurate to the expected life. The expected life assumption is primarily based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the corresponding yield curve in effect at the time of grant for U.S. Treasury bonds having the same term as the expected life of the option. The expected dividend yield is based on the Company’s historical

| 19.

experience. The forfeiture assumption used to calculate compensation expense is primarily based on historical pre-vesting employee forfeiture patterns.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update (ASU) amending revenue recognition guidance and requiring related detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting the ASU on its consolidated financial statements and related disclosures. However, at this time, based on the nature of the Company's operations, the adoption is not expected to have a material impact on the amount or timing of revenue recognized or the Company's revenue recognition policies.
In November 2015, the FASB issued an ASU simplifying the accounting for income taxes by requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The ASU may be adopted either prospectively or retrospectively. The Company is currently evaluating the method of adoption and expects this ASU will have an impact on its consolidated balance sheets as its current deferred tax assets were $17 million and non-current deferred tax liabilities were $26 million as of December 31, 2015.

In February 2016, the FASB issued an ASU changing the accounting for leases and including a requirement to record all leases on the consolidated balance sheet as assets and liabilities. The ASU is effective for the Company beginning on January 1, 2019. Adoption of the ASU will impact the Company’s consolidated balance sheets as future minimum lease payments under noncancelable leases totaled $131 million as of December 31, 2015. The Company is currently evaluating the full impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures.
Results of Operations
The following table shows the total net revenues (a non-GAAP measure calculated as revenues less directly related operations expenses attributable to the Company’s principal services) and the Company’s expenses for 2015, 2014, and 2013 expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues when analyzing and discussing management's effectiveness in managing the Company’s principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment, whereas revenues earned by the Company in its other capacities include primarily the commissions and fees actually earned by the Company. Net revenue is one of the Company's primary operational and financial measures that demonstrates the ability of the Company to manage sell rates to customers with its ability to concentrate and leverage its purchasing power through effective consolidation of shipments from multiple customers utilizing a variety of transportation carriers and optimal routings. Using net revenue also provides a commonality for comparison among various services.

| 20.

The table, chart and the accompanying discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto in this report.

	2015		2014		2013
In thousands	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
Airfreight services:
Revenues	$2,740,583		$2,780,840		$2,633,830
Expenses	1,987,690		2,103,777		1,994,374
Net revenues	752,893	34%	677,063	34%	639,456	34%
Ocean freight and ocean services:
Revenues	2,194,004		2,174,394		1,958,231
Expenses	1,648,993		1,712,795		1,521,340
Net revenues	545,011	25	461,599	23	436,891	23
Customs brokerage and other services:
Revenues	1,682,045		1,609,487		1,488,196
Expenses	792,172		766,722		681,690
Net revenues	889,873	41	842,765	43	806,506	43
Total net revenues	2,187,777	100	1,981,427	100	1,882,853	100
Overhead expenses:
Salaries and related costs	1,143,511	52	1,065,329	54	1,032,601	55
Other	322,782	15	321,450	16	298,179	16
Total overhead expenses	1,466,293	67	1,386,779	70	1,330,780	71
Operating income	721,484	33	594,648	30	552,073	29
Other income, net	15,205	1	16,241	1	20,523	1
Earnings before income taxes	736,689	34	610,889	31	572,596	30
Income tax expense	277,192	13	231,429	12	222,585	12
Net earnings	459,497	21	379,460	19	350,011	18
Less net earnings attributable to the noncontrolling interest	2,274	—	2,572	—	1,485	—
Net earnings attributable to shareholders	$457,223	21%	$376,888	19%	$348,526	18%

| 21.

2015 compared with 2014
Airfreight services:
Airfreight services revenues decreased 1% in 2015, as compared with 2014, due primarily to lower average sell rates in response to competitive market conditions in North America, Europe and North Asia, partially offset by a 6% growth in tonnage. Airfreight services expenses decreased 6% in 2015 as compared with 2014, as a result of favorable spot and general market buying opportunities in 2015, partially offset by costs attributable to the increase in tonnage.
Airfreight services net revenues in 2015 increased 11% as compared with 2014. The increase was principally due to a 6% improvement in airfreight tonnage and a 9% increase in net revenue per kilo. North America net revenues increased by 8% due to 4% growth in export tonnage and lower average buy rates from favorable buying opportunities. North Asia net revenues increased 24%. This was also due to favorable buying opportunities in 2015, which resulted in a 19% increase in net revenue per kilo on an 8% improvement in export tonnage. South Asia net revenues increased 27% primarily due to an 11% increase in tonnage and the same buying opportunities in the second half of 2015. Europe net revenues decreased 7% primarily due to a 7% reduction in net revenue per kilo.
Aside from temporary disruptions such as those experienced with U.S. West Coast ports, the Company expects the global airfreight market to continue to be affected by carrier overcapacity, changes in the cost of jet fuel and the timing of new product launches. Customers remain focused on improving supply-chain efficiency, reducing overall logistics costs by negotiating lower rates and utilizing ocean freight whenever possible. The Company expects these trends to continue in conjunction with carriers' efforts to manage available capacity. However, this could be affected by new product launches during periods that have historically experienced higher demands. These events, should they occur, could create a higher degree of volatility in volumes and ultimately buy and sell rates.
Ocean freight and ocean services:
Ocean freight consolidation, direct ocean forwarding and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues increased 1% in 2015 as compared with 2014, as container volumes increased 3% while average sell rates to customers were lower. In the first half of 2014, the Company implemented sell rate reductions to increase container volume. Beginning in September 2014 and continuing through the first quarter of 2015, the Company maintained higher average rates in response to overall market conditions. The Company decreased average sell rates during the last nine months of 2015 in response to lower overall market demand and growth in carrier capacity.
Ocean freight and ocean services expenses decreased 4% in 2015 as compared with 2014, due to favorable market buying opportunities that resulted from a decline in overall market demand coupled with growth in carrier capacity.

| 22.

Ocean freight and ocean services net revenues increased 18% in 2015 as compared with 2014. The largest component of the Company’s ocean freight net revenue is derived from ocean freight consolidation, which represented 50% and 45% of ocean freight net revenue in 2015 and 2014, respectively.
Ocean freight consolidation net revenues increased 31% in 2015 as compared with 2014. This increase was due primarily to a 27% increase in net revenue per container and a 3% growth in container volume. The Company changed its pricing strategies, as described above, in the third quarter of 2014, which, combined with favorable market buying opportunities in the last nine months of 2015, led to improved yields. The Company expects pricing volatility to continue as customers and carriers react to current market conditions, which could result in reduced yields.
Direct ocean freight forwarding net revenues increased 8% in 2015, as compared with 2014, as a result of higher volumes, principally in North America, Europe and North Asia. Order management net revenues increased 7% in 2015, as compared with 2014, mostly due to higher volumes from existing customers and new business, primarily in North and South Asia.
North America ocean freight and ocean services net revenues increased 17% in 2015, as compared with 2014, primarily due to improved margins. Europe net revenues increased 16%, primarily due to a 10% improvement in volumes and an increase in direct ocean forwarding. North Asia net revenues increased 21% principally due to improved margins and growth in order management.
Customs brokerage and other services:
Customs brokerage and other services revenues and expenses increased 5% and 3%, respectively, in 2015 as compared with 2014, as a result of increased volumes from existing and new customers.
Customs brokerage and other services net revenues increased 6% in 2015 as compared with 2014, primarily as a result of higher volumes from existing and new customers in North America. Customers continue to seek out customs brokers with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.
North America net revenues increased 10%, in 2015 as compared with 2014, primarily as a result of higher volumes from existing and new customers. Europe net revenues decreased 4%, as compared with 2014, due to general market conditions.
Overhead expenses:
Salaries and related costs increased 7% in 2015, as compared with 2014, principally as a result of increased bonuses resulting from higher operating income and an increase in the number of employees, primarily in North America and Europe.
Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation will occur in proportion to changes in Company operating income, creating a direct alignment between corporate performance and shareholder interests. Bonuses to field and executive management in 2015 were up 18% as compared with 2014, primarily as a result of a 21% increase in operating income. The Company’s management incentive compensation programs have always been incentive-based and performance driven and there is no built-in bias that favors or enriches management in a manner inconsistent with overall corporate performance. Salaries and related costs decreased 2% as a percentage of net revenues in 2015 as compared with 2014, as the growth in net revenues outpaced salary and related cost increases from higher headcount and bonuses.
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
Other overhead expenses remained flat in 2015, as compared with 2014. Lower depreciation expense, recovery of legal and related costs and a reduction in indirect taxes were partially offset by higher travel related costs, technology consulting fees and claims. Other overhead expenses decreased 1% as a percentage of net revenues in 2015, as compared with 2014.
Income tax expense:
The Company pays income taxes in the United States and other jurisdictions. The Company’s consolidated effective income tax rate declined slightly to 37.6% in 2015, as compared with 37.9% in 2014. The decrease in the effective tax rate is principally the result of a higher proportion of the Company's total outstanding stock-based compensation expense being for non-qualified stock option grants. The tax benefit associated with non-qualified stock option grants is recorded when the related compensation expense is recognized while the tax benefit received for incentive stock options and employee stock purchase plan shares cannot be anticipated and are recognized if and when a disqualifying disposition occurs. The Company's effective tax rate is subject to variation and the effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on the effective tax rate is greater when pre-tax income is lower.

| 23.

2014 compared with 2013
Airfreight services:
Airfreight services revenues increased 6% in 2014, as compared with 2013, due to a 9% increase in tonnage that was partially offset by lower sell rates in response to competitive market conditions in North America, North Asia and South Asia. Airfreight services expenses increased 5% in 2014 as compared with 2013, as the increase in tonnage was slightly offset by negotiating lower buy rates with carriers, primarily on exports from North America, North Asia and South Asia.
Airfreight services net revenues in 2014 increased 6% as compared with 2013. The increase was principally due to a 9% improvement in airfreight tonnage, partially offset by a 3% decrease in net revenue per kilo. North America export tonnage grew by 14%, while net revenues increased by only 8% as the reduction in average sell rates to customers exceeded the reduction in average buy rates negotiated with carriers. Europe net revenues increased 17% primarily due to a 23% growth in export tonnage as a result of new customers. North Asia net revenues remained flat. The 2% growth in export tonnage in North Asia was offset by lower average sell rates in response to competitive market conditions, which resulted in a 2% reduction in net revenue per kilo. South Asia net revenues decreased by 1% as the 12% growth in export tonnage was more than offset by a reduction in net revenue per kilo. The reduction in net revenue per kilo resulted from lower average sell rates in response to competitive market conditions.
Ocean freight and ocean services:
Ocean freight and ocean services revenues increased 11% in 2014 as compared with 2013, due primarily to an 11% increase in container volume. In the first half of 2014, the Company implemented sell rate reductions to increase container volume. During the second half of 2014, average rates increased due to higher overall demand in the marketplace. Ocean freight and ocean services expenses increased 13% in 2014 as compared with 2013, primarily as the result of the increase in volume and higher costs in ocean freight consolidation.
Ocean freight and ocean services net revenues increased 6% in 2014 as compared with 2013. In 2014 and 2013, the majority of the Company’s ocean freight net revenue was derived from ocean freight consolidation, which represented 45% and 46%, respectively, of ocean freight net revenue.
Ocean freight consolidation net revenues increased 4% in 2014 as compared with 2013. This increase was due primarily to an 11% growth in container volume, largely offset by the effect of reducing sell rates, principally in the first half of 2014. This resulted in a 6% decrease in net revenue per kilo, primarily in North America, North Asia and South Asia.
Direct ocean freight forwarding net revenues increased 6% in 2014, as compared with 2013, as a result of higher volumes, principally in North America, North Asia, South Asia and Europe. Order management net revenues increased 9% in 2014, as compared with 2013, due to additional services and volumes with new and existing customers, primarily in North America. The overall margins in order management declined due to higher costs, primarily in North Asia and South Asia.
North America ocean freight and ocean services net revenues increased 7% in 2014, as compared with 2013, primarily due to an increase in ocean freight consolidation in the second half of the year and growth in order management. Europe net revenues increased 4%, primarily due to an increase in direct ocean forwarding. Both North Asia and South Asia net revenues increased 5% due primarily to an increase in both direct ocean forwarding and ocean freight consolidation volumes.
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
North America, North Asia and Europe net revenues increased 6%, 6% and 4%, in 2014 as compared with 2013, primarily as a result of higher volumes from existing and new customers.
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

| 24.

Income tax expense:
The Company’s consolidated effective income tax rate decreased to 37.9% in 2014, as compared to 38.9% in 2013. The decrease in the effective tax rate is principally the result of an increasingly higher proportion of the Company's total outstanding stock-based compensation expense being for non-qualified stock option grants.
Currency and Other Risk Factors
The nature of the Company’s worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on the Company’s ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during 2015, 2014 and 2013 was insignificant. The Company had no foreign currency derivatives outstanding at December 31, 2015 and 2014. Net foreign currency gains were approximately $8 million and $2 million in 2015 and 2014, respectively. Foreign currency losses were $2 million in 2013.
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
Liquidity and Capital Resources
The Company’s principal source of liquidity is cash and cash equivalents, short-term investments and cash generated from operating activities. Net cash provided by operating activities for the year ended December 31, 2015 was $565 million, as compared with $395 million for 2014. This $170 million increase is primarily due to higher earnings and changes in working capital. At December 31, 2015, working capital was $1,132 million, including cash and cash equivalents and short-term investments of $808 million. The Company had no long-term debt at December 31, 2015. Management believes that the Company’s current cash position and operating cash flows will be sufficient to meet its capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
As a customs broker, the Company makes significant cash advances for a select group of its credit-worthy customers. These cash advances are for customer obligations such as the payment of duties and tax to customs authorities in various countries throughout the world. Cash advances are a “pass through” and are not recorded as a component of revenue and expense. The billings of such advances to customers are accounted for as a direct increase in accounts receivable from the customer and a corresponding increase in accounts payable to governmental customs authorities. As a result of these “pass through” billings, the conventional Days Sales Outstanding or DSO calculation does not directly measure collection efficiency. For customers that meet certain criteria, the Company has agreed to extend payment terms beyond its customary terms. Management believes that the Company has effective credit control procedures, and historically has experienced relatively insignificant collection problems.
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
Cash used by investing activities for the year ended December 31, 2015 was $7 million, as compared with $79 million for 2014. The Company received net proceeds from investments of $40 million in 2015 compared to net investments in short-term investments of $14 million in 2014. The Company had capital expenditures of $44 million in 2015 as compared with $37 million in 2014. Capital expenditures in 2015 related primarily to continuing investments in technology, office furniture and equipment and leasehold improvements. The Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. During the second quarter of 2014, the Company deposited $27 million in an escrow account for an expected land acquisition. Total anticipated capital expenditures in 2016 are currently estimated to be $100 million. This includes routine capital expenditures plus additional real estate development.
Cash used in financing activities for the year ended December 31, 2015 was $635 million as compared with $606 million in 2014. The Company uses the proceeds from stock option exercises, employee stock purchases and available cash to repurchase Company common stock on the open market to limit the growth in issued and outstanding shares. During both 2015 and 2014, the Company used cash to repurchase 13 million shares of common stock. During 2015 and 2014, the Company paid dividends of $0.72 per share and $0.64 per share, respectively.

| 25.

The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises. During 2015, the Company repurchased 2,796,915 shares at an average price of $48.02 per share. The Company also has a Discretionary Stock Repurchase Plan under which management is allowed to repurchase shares to reduce the issued and outstanding stock to 180 million shares of common stock. During 2015, the Company repurchased 10,342,167 shares at an average price of $47.93 per share. See Note 10 to the consolidated financial statements for cumulative repurchases under both repurchase plans.
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
The Company maintains international unsecured bank lines of credit. At December 31, 2015, the Company was contingently liable for $76 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

		Amount of commitment expiration per period
In thousands	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Standby letters of credit and guarantees	$75,788	68,005	6,059	72	1,652

At December 31, 2015, the Company’s contractual obligations are as follows:

		Payments due by period
In thousands	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Contractual Obligations:
Operating leases	$130,838	47,113	55,556	21,381	6,788
Unconditional purchase obligations	69,926	69,926	—	—	—
Construction, equipment and technology purchase obligations	27,308	13,744	6,867	6,697	—
Total contractual cash obligations	$228,072	130,783	62,423	28,078	6,788
The Company enters into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. The Company only enters into agreements that management believes the Company can fulfill. Historically, the Company has met these obligations in the normal course of business. Management believes, in line with historical experience, committed purchase obligations outstanding as of December 31, 2015 will be fulfilled during 2016 in the Company’s ordinary course of business.
The Company's foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and needs to finance local capital expenditures. In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At December 31, 2015, cash and cash equivalent balances of $536 million were held by the Company’s non-United States subsidiaries, of which $49 million was held in banks in the United States. Earnings of the Company's foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States and, accordingly, a deferred tax liability has been accrued for all undistributed earnings, net of foreign related tax credits, that are available to be repatriated.
Impact of Inflation
To date, the Company’s business has not been adversely affected by inflation. Direct carrier rate increases could occur over the short to medium-term period. Due to the high degree of competition in the market place, these rate increases can lead to an erosion in the Company’s margins. As the Company is not required to purchase or maintain extensive property and equipment and has not otherwise incurred substantial interest rate-sensitive indebtedness, the Company currently has limited direct exposure to increased costs resulting from increases in interest rates.
Off-Balance Sheet Arrangements
As of December 31, 2015, the Company did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risks in the ordinary course of its business. These risks are primarily related to foreign exchange risk and changes in short-term interest rates. The potential impact of the Company’s exposure to these risks is presented below:

| 26.

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
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the year ended December 31, 2015, would have had the effect of raising operating income approximately $54 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $44 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity throughout the year ended December 31, 2015, was insignificant. Net foreign currency gains were approximately $8 million and $2 million in 2015 and 2014, respectively. Net foreign currency losses were $2 million in 2013. The Company had no foreign currency derivatives outstanding at December 31, 2015 and 2014. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of December 31, 2015, the Company had less than $1 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.
Interest Rate Risk
At December 31, 2015, the Company had cash, cash equivalents and short-term investments of $808 million, of which $362 million was invested at various short-term market interest rates. The Company had no significant short-term borrowings at December 31, 2015. A hypothetical change in the interest rate of 10 basis points at December 31, 2015 would not have a significant impact on the Company’s earnings.
In management’s opinion, there has been no material change in the Company’s interest rate risk exposure between 2015 and 2014.
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

| 27.

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
The Company is developing a new accounting system which it is implementing on a worldwide basis over the next several years. This system is expected to improve the efficiency of certain financial and transactional processes and reporting. This transition affects the processes that constitute the Company's internal control over financial reporting and requires testing for operating effectiveness.
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
A system of internal control can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management, including the Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company's internal control over financial reporting, as of December 31, 2015, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2015, the Company's internal control over financial reporting was effective.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2015, which is included on page F-2.
ITEM 9B — OTHER INFORMATION
Not applicable.
PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is set forth below or incorporated by reference to information under the caption “Proposal No. 1–Election of Directors” and to the information under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Operations" in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 3, 2016. See also Part I - Item 1 - Executive Officers of the Registrant.
Audit Committee and Audit Committee Financial Expert
The Company's Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Richard B. McCune, Michael J. Malone and Dan P. Kourkoumelis. The Company's Board has determined that Richard B. McCune, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 407(d)(5) of Regulation S-K under the Exchange Act and that each member of the Audit Committee is independent under the NASDAQ independence standards applicable to audit committee members.
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
ITEM 11 — EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to information under the captions “Director Compensation Program” and “Compensation Committee Report” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 3, 2016.

| 28.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to information under the captions “Stock Ownership Information” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 3, 2016.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2015, regarding compensation plans under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1)
Equity Compensation Plans Approved by Security Holders	18,731,197	$43.39	3,061,508
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	18,731,197	$43.39	3,061,508

(1)	Includes 2,794,758 available for issuance under the employee stock purchase plans, 81,300 available for future grants of stock options and 185,450 available for issuance of restricted stock.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to information under the captions “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 3, 2016.
ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to information under the caption “Relationship with Independent Public Accountants” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 3, 2016.
PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
(a)	1.	FINANCIAL STATEMENTS
		Reports of Independent Registered Public Accounting Firm	F-1 and F-2
		Consolidated Balance Sheets as of December 31, 2015 and 2014	F-3
		Consolidated Statements of Earnings for the Years Ended December 31, 2015, 2014 and 2013	F-4
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013	F-5
		Consolidated Statements of Equity for the Years Ended December 31, 2015, 2014 and 2013	F-6 and F-7
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013	F-8
		Notes to Consolidated Financial Statements	F-9 through F-19
	2.	FINANCIAL STATEMENT SCHEDULES
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
The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)	Form of Employment Agreement executed by Jeffrey S. Musser, the Company’s President and Chief Executive Officer. See Exhibit 10.23.

(2)	Form of Employment Agreement executed by the Company’s Chief Financial Officer. See Exhibit 10.25.

(3)	Form of Employment Agreement executed by the Company's President, Global Products. See Exhibit 10.27.

(4)	The Company’s Amended 1993 Directors’ Non-Qualified Stock Option Plan. See Exhibit 10.39.

(5)	Form of Stock Option Agreement used in connection with options granted under the Company’s 1993 Directors’ Non-Qualified Stock Option Plan. See Exhibit 10.9.

(6)	The Company’s 2008 Executive Incentive Compensation Plan. See Exhibit 10.35.

(7)	The Company’s 2014 Directors’ Restricted Stock Plan. See Exhibit 10.36.

(8)	The Company’s 2002 Employee Stock Purchase Plan. See Exhibit 10.42.

(9)	The Company’s amendment to the 2002 Employee Stock Purchase Plan. See Exhibit 10.42.1

| 29.

(10)	The Company’s 2005 Stock Option Plan. See Exhibit 10.45.

(11)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2005 Stock Option Plan. See Exhibit 10.46.

(12)	The Company’s 2006 Stock Option Plan. See Exhibit 10.47.

(13)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2006 Stock Option Plan. See Exhibit 10.48.

(14)	The Company’s 2007 Stock Option Plan. See Exhibit 10.49.

(15)	Form of Stock Option Agreement used in connection with Incentive options granted under the Company’s 2007 Stock Option Plan. See Exhibit 10.50.

(16)	The Company’s 2008 Stock Option Plan. See Exhibit 10.51.

(17)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2008 Stock Option Plan. See Exhibit 10.52.

(18)	The Company’s 2009 Stock Option Plan. See Exhibit 10.53.

(19)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2009 Stock Option Plan. See Exhibit 10.54.

(20)	The Company’s 2010 Stock Option Plan. See Exhibit 10.55.

(21)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2010 Stock Option Plan. See Exhibit 10.56.

(22)	The Company’s 2011 Stock Option Plan. See Exhibit 10.57.

(23)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2011 Stock Option Plan. See Exhibit 10.58.

(24)	The Company’s 2012 Stock Option Plan. See Exhibit 10.59.

(25)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2012 Stock Option Plan. See Exhibit 10.60.

(26)	The Company’s 2013 Stock Option Plan. See Exhibit 10.61.

(27)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2013 Stock Option Plan. See Exhibit 10.62.

(28)	The Company’s 2014 Stock Option Plan. See Exhibit 10.63.

(29)	Form of Stock Option Agreement used in connection with options granted under the Company’s 2014 Stock Option Plan. See Exhibit 10.64.

(30)	The Company's 2015 Stock Option Plan. See Exhibit 10.65.

(31)	Form of Stock Option Agreement used in connection with options granted under the Company's 2015 Stock Option Plan. See Exhibit 10.66.

(b)EXHIBITS

Exhibit Number	Exhibit

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

10.23
Form of Employment Agreement executed by Jeffrey S. Musser, the Company’s President and Chief Executive Officer dated December 31, 2008. (Incorporated by reference to Exhibit 10.23 to Form 10-K, filed on or about February 26, 2015.)

10.25	Form of Employment Agreement executed by the Company’s Chief Financial Officer dated December 31, 2008. (Incorporated by reference to Exhibit 10.25 to Form 10-K, filed on or about February 27, 2009.)

10.27	Form of Employment Agreement executed by the Company's President, Global Products. (Incorporated by reference to Exhibit 10.27 to Form 10-Q, filed on or about August 6, 2015.)

10.35
The Company’s 2008 Executive Incentive Compensation Plan. (Incorporated by reference to Appendix C of the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 21, 2008.)

| 30.

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

10.65
The Company's 2015 Stock Option Plan. (Incorporated by reference to Appendix A of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about April 9, 2015.)

| 31.

10.66
Form of Stock Option Agreement used in connection with options granted under the Company's 2015 Stock Option Plan. (Incorporated by reference to Appendix B of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about April 9, 2015.)

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

| 32.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 25, 2016

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

By:	/s/ Bradley S. Powell
Bradley S. Powell
Senior Vice President and Chief Financial Officer

| 33.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2016.

Signature	Title

/s/ Jeffrey S. Musser	President, Chief Executive Officer and Director
(Jeffrey S. Musser)	(Principal Executive Officer) and Director

/s/ Bradley S. Powell	Senior Vice President and Chief Financial Officer
(Bradley S. Powell)	(Principal Financial and Accounting Officer)

/s/ Robert R. Wright	Chairman of the Board and Director
(Robert R. Wright)

/s/ Mark A. Emmert	Director
(Mark A. Emmert)

/s/ Diane H. Gulyas	Director
(Diane H. Gulyas)

/s/ Dan P. Kourkoumelis	Director
(Dan P. Kourkoumelis)

/s/ Michael J. Malone	Director
(Michael J. Malone)

/s/ Richard B. McCune	Director
(Richard B. McCune)

/s/ Liane J. Pelletier	Director
(Liane J. Pelletier)

/s/ James Li Kou Wang	Director
(James Li Kou Wang)

/s/ Tay Yoshitani	Director
(Tay Yoshitani)

| 34.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
COMPRISING ITEM 8
ANNUAL REPORT ON FORM 10-K
TO SECURITIES AND EXCHANGE COMMISSION FOR THE
YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Expeditors International of Washington, Inc.:

We have audited the accompanying consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Expeditors International of Washington, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Seattle, Washington
February 25, 2016

|F-1

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Expeditors International of Washington, Inc.:

We have audited Expeditors International of Washington, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Expeditors International of Washington, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Expeditors International of Washington, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, Washington
February 25, 2016

|F-2

Consolidated Balance Sheets
In thousands except per share data

December 31,	2015	2014
Current Assets:
Cash and cash equivalents	$807,796	927,107
Short-term investments	40	40,336
Accounts receivable, less allowance for doubtful accounts of $7,820 in 2015 and $7,119 in 2014	1,112,260	1,236,042
Deferred Federal and state income taxes	16,861	20,279
Other	56,413	65,486
Total current assets	1,993,370	2,289,250
Property and equipment, net	524,724	538,415
Goodwill	7,927	7,927
Other assets, net	56,417	55,313
Total assets	$2,582,438	2,890,905

Current Liabilities:
Accounts payable	$645,304	770,238
Accrued expenses, primarily salaries and related costs	186,571	192,468
Federal, state and foreign income taxes	29,498	21,077
Total current liabilities	861,373	983,783
Deferred Federal and state income taxes	26,389	35,514
Commitments and contingencies

Shareholders’ Equity:
Preferred stock, par value $0.01 per share, authorized 2,000 shares; none issued	—	—
Common stock, par value $0.01 per share, authorized 640,000 shares;
issued and outstanding 182,067 shares at December 31, 2015
and 191,656 shares at December 31, 2014	1,821	1,916
Additional paid-in capital	31	1,113
Retained earnings	1,771,379	1,903,196
Accumulated other comprehensive loss	(81,238)	(37,817)
Total shareholders’ equity	1,691,993	1,868,408
Noncontrolling interest	2,683	3,200
Total equity	1,694,676	1,871,608
Total liabilities and equity	$2,582,438	2,890,905
See accompanying notes to consolidated financial statements.

|F-3.

Consolidated Statements of Earnings
In thousands, except per share data

Years ended December 31,	2015	2014	2013
Revenues:
Airfreight services	$2,740,583	2,780,840	2,633,830
Ocean freight and ocean services	2,194,004	2,174,394	1,958,231
Customs brokerage and other services	1,682,045	1,609,487	1,488,196
Total revenues	6,616,632	6,564,721	6,080,257
Operating Expenses:
Airfreight services	1,987,690	2,103,777	1,994,374
Ocean freight and ocean services	1,648,993	1,712,795	1,521,340
Customs brokerage and other services	792,172	766,722	681,690
Salaries and related costs	1,143,511	1,065,329	1,032,601
Rent and occupancy costs	102,470	102,810	98,437
Depreciation and amortization	46,012	49,292	48,071
Selling and promotion	41,990	38,125	33,243
Other	132,310	131,223	118,428
Total operating expenses	5,895,148	5,970,073	5,528,184
Operating income	721,484	594,648	552,073
Other Income (Expense):
Interest income	10,421	10,773	11,810
Other, net	4,784	5,468	8,713
Other income, net	15,205	16,241	20,523
Earnings before income taxes	736,689	610,889	572,596
Income tax expense	277,192	231,429	222,585
Net earnings	459,497	379,460	350,011
Less net earnings attributable to the noncontrolling interest	2,274	2,572	1,485
Net earnings attributable to shareholders	$457,223	376,888	348,526
Diluted earnings attributable to shareholders per share	$2.40	1.92	1.68
Basic earnings attributable to shareholders per share	$2.42	1.92	1.69
Weighted average diluted shares outstanding	190,223	196,768	206,895
Weighted average basic shares outstanding	188,941	196,147	205,995
See accompanying notes to consolidated financial statements.

|F-4.

Consolidated Statements of Comprehensive Income
In thousands

Years ended December 31,	2015	2014	2013
Net earnings	$459,497	379,460	350,011
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $23,801 in 2015, $17,348 in 2014 and $6,574 in 2013	(44,090)	(32,080)	(12,420)
Reclassification adjustments for foreign currency realized losses, net of tax of $61 in 2014	—	111	—
Other comprehensive loss	(44,090)	(31,969)	(12,420)
Comprehensive income	415,407	347,491	337,591
Less comprehensive income attributable to the noncontrolling interest	1,605	2,155	1,064
Comprehensive income attributable to shareholders	$413,802	345,336	336,527
See accompanying notes to consolidated financial statements.

|F-5.

Consolidated Statements of Equity
In thousands except per share data
Years ended December 31, 2015, 2014 and 2013

	Common Stock
	Shares	Par Value
Balance at December 31, 2012	206,392	$2,064
Exercise of stock options and release of restricted shares	1,510	15
Issuance of shares under stock purchase plan	800	8
Shares repurchased under provisions of stock repurchase plans	(6,149)	(62)
Stock compensation expense	—	—
Tax benefits from stock plans, net	—	—
Net earnings	—	—
Other comprehensive loss	—	—
Dividends paid ($0.60 per share)	—	—
Purchase of noncontrolling interest	—	—
Distributions of dividends to noncontrolling interest	—	—
Balance at December 31, 2013	202,553	2,025
Exercise of stock options and release of restricted shares	1,529	15
Issuance of shares under stock purchase plan	672	7
Shares repurchased under provisions of stock repurchase plans	(13,098)	(131)
Stock compensation expense	—	—
Tax benefits from stock plans, net	—	—
Net earnings	—	—
Other comprehensive loss	—	—
Dividends paid ($0.64 per share)	—	—
Purchase of noncontrolling interest	—	—
Distributions of dividends to noncontrolling interest	—	—
Balance at December 31, 2014	191,656	1,916
Exercise of stock options and release of restricted shares	2,851	29
Issuance of shares under stock purchase plan	699	7
Shares repurchased under provisions of stock repurchase plans	(13,139)	(131)
Stock compensation expense	—	—
Tax benefits from stock plans, net	—	—
Net earnings	—	—
Other comprehensive loss	—	—
Dividends paid ($0.72 per share)	—	—
Distributions of dividends to noncontrolling interest	—	—
Balance at December 31, 2015	182,067	$1,821

|F-6.

	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2012	1,283	2,018,618	5,734	2,027,699	4,871	2,032,570
Exercise of stock options and release of restricted shares	35,760	—	—	35,775	—	35,775
Issuance of shares under stock purchase plan	23,969	—	—	23,977	—	23,977
Shares repurchased under provisions of stock repurchase plans	(105,398)	(156,476)	—	(261,936)	—	(261,936)
Stock compensation expense	43,813	—	—	43,813	—	43,813
Tax benefits from stock plans, net	2,174	—	—	2,174	—	2,174
Net earnings	—	348,526	—	348,526	1,485	350,011
Other comprehensive loss	—	—	(11,999)	(11,999)	(421)	(12,420)
Dividends paid ($0.60 per share)	—	(123,292)	—	(123,292)	—	(123,292)
Purchase of noncontrolling interest	46	—	—	46	(3,226)	(3,180)
Distributions of dividends to noncontrolling interest	—	—	—	—	(1,161)	(1,161)
Balance at December 31, 2013	1,647	2,087,376	(6,265)	2,084,783	1,548	2,086,331
Exercise of stock options and release of restricted shares	45,454	—	—	45,469	—	45,469
Issuance of shares under stock purchase plan	23,793	—	—	23,800	—	23,800
Shares repurchased under provisions of stock repurchase plans	(114,216)	(436,434)	—	(550,781)	—	(550,781)
Stock compensation expense	42,533	—	—	42,533	—	42,533
Tax benefits from stock plans, net	1,061	—	—	1,061	—	1,061
Net earnings	—	376,888	—	376,888	2,572	379,460
Other comprehensive loss	—	—	(31,552)	(31,552)	(417)	(31,969)
Dividends paid ($0.64 per share)	—	(124,634)	—	(124,634)	—	(124,634)
Purchase of noncontrolling interest	841	—	—	841	—	841
Distributions of dividends to noncontrolling interest	—	—	—	—	(503)	(503)
Balance at December 31, 2014	1,113	1,903,196	(37,817)	1,868,408	3,200	1,871,608
Exercise of stock options and release of restricted shares	105,085	—	—	105,114	—	105,114
Issuance of shares under stock purchase plan	25,843	—	—	25,850	—	25,850
Shares repurchased under provisions of stock repurchase plans	(176,493)	(453,367)	—	(629,991)	—	(629,991)
Stock compensation expense	43,415	—	—	43,415	—	43,415
Tax benefits from stock plans, net	1,068	—	—	1,068	—	1,068
Net earnings	—	457,223	—	457,223	2,274	459,497
Other comprehensive loss	—	—	(43,421)	(43,421)	(669)	(44,090)
Dividends paid ($0.72 per share)	—	(135,673)	—	(135,673)	—	(135,673)
Distributions of dividends to noncontrolling interest	—	—	—	—	(2,122)	(2,122)
Balance at December 31, 2015	31	1,771,379	(81,238)	1,691,993	2,683	1,694,676
See accompanying notes to consolidated financial statements.

|F-7.

Consolidated Statements of Cash Flows
In thousands

Years ended December 31,	2015	2014	2013
Operating Activities:
Net earnings	$459,497	379,460	350,011
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for losses on accounts receivable	2,173	763	2,116
Deferred income tax expense (benefit)	17,999	(6,576)	(20,975)
Excess tax benefits from stock plans	(1,850)	(1,115)	(2,339)
Stock compensation expense	43,415	42,533	43,813
Depreciation and amortization	46,012	49,292	48,071
Other	(24)	340	844
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	62,619	(206,887)	(64,575)
(Decrease) increase in accounts payable and accrued expenses	(84,164)	153,424	44,150
Increase (decrease) in income taxes payable, net	18,382	(12,998)	8,435
Decrease (increase) in other current assets	653	(3,270)	(2,015)
Net cash from operating activities	564,712	394,966	407,536
Investing Activities:
Purchase of short-term investments	(47,026)	(136,726)	(116,116)
Proceeds from maturities of short-term investments	87,320	122,726	89,915
Purchase of property and equipment	(44,383)	(37,472)	(53,411)
Escrow deposit for land acquisition	—	(27,101)	—
Other, net	(3,337)	(338)	2,806
Net cash from investing activities	(7,426)	(78,911)	(76,806)
Financing Activities:
Proceeds from issuance of common stock	130,964	69,269	59,752
Repurchases of common stock	(629,991)	(550,781)	(261,936)
Excess tax benefits from stock plans	1,850	1,115	2,339
Dividends paid	(135,673)	(124,634)	(123,292)
Purchase of noncontrolling interest	—	—	(7,730)
Distributions to noncontrolling interest	(2,122)	(503)	(1,161)
Net cash from financing activities	(634,972)	(605,534)	(332,028)
Effect of exchange rate changes on cash and cash equivalents	(41,625)	(31,066)	(11,892)
Decrease in cash and cash equivalents	(119,311)	(320,545)	(13,190)
Cash and cash equivalents at beginning of year	927,107	1,247,652	1,260,842
Cash and cash equivalents at end of year	$807,796	927,107	1,247,652
Taxes Paid:
Income taxes	$239,367	254,439	235,368
See accompanying notes to consolidated financial statements

|F-8.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.  |  Basis of Presentation
Expeditors International of Washington, Inc. (“the Company”) is a non-asset based provider of global logistics services operating through a worldwide network of offices and exclusive or non-exclusive agents. The Company’s customers include retailing and wholesaling, electronics, industrial and manufacturing companies around the world.
International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates and currency control regulations, regulatory environments, cargo and other security concerns, laws and policies relating to tariffs, trade and quota restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to current tariffs and trade and quota restrictions. The Company cannot predict which, if any, of these proposals may be adopted, nor can the Company predict the effects adoption of any such proposal will have on the Company’s business. Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies concerning international trade, the Company’s business may also be affected by political developments and changes in government personnel or policies as well as economic turbulence or security concerns in the nations in which it does business.
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
All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for per share data or unless otherwise specified. Certain prior year amounts have been reclassified to conform to the 2015 presentation. See Note 1.K below for further information.
B.  |  Cash Equivalents and Short-term Investments
All highly liquid investments with a maturity of three months or less at date of purchase are considered to be cash equivalents. Short-term investments have a maturity of greater than three months at the date of purchase.
C.  |  Accounts Receivable
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $7,820, $7,119 and $8,695 as of December 31, 2015, 2014 and 2013, respectively. Additions and write-offs have not been significant in any of these years.
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
For the years ended December 31, 2015 and 2014, the Company performed the required goodwill annual impairment test during the fourth quarter and determined that no impairment had occurred.
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
Airfreight services revenues include the charges to the Company for carrying the shipments when the Company acts as a freight consolidator. Ocean freight services revenues include the charges to the Company for carrying the shipments when the Company

|F-9.

acts as a Non-Vessel Operating Common Carrier (NVOCC). In each case the Company is acting as an indirect carrier. When acting as an indirect carrier, the Company will issue a House Airway Bill (HAWB), a House Ocean Bill of Lading (HOBL) or a House Seaway Bill to customers as the contract of carriage. In turn, when the freight is physically tendered to a direct carrier, the Company receives a contract of carriage known as a Master Airway Bill for airfreight shipments and a Master Ocean Bill of Lading for ocean shipments. At this point, the risk of loss passes to the carrier, however, in order to claim for any such loss, the customer is first obligated to pay the freight charges. In these transactions, the Company evaluates whether it is appropriate to record the gross or net amount as revenue. Generally, when the Company is the primary obligor, it is obligated to compensate direct carriers for services performed regardless of whether customers accept the service, has latitude in establishing price, has discretion in selecting the direct carrier, has credit risk or has several but not all of these indicators, revenue is recorded on a gross basis. Revenue is generally recorded on a net basis where the Company is not primarily obligated and does not have latitude in establishing prices. Such amounts earned are determined using a fixed fee, a per unit of activity fee or a combination thereof.
Based upon the terms in the contract of carriage, revenues related to shipments where the Company issues a HAWB, a HOBL or a House Seaway Bill are recognized at the time the freight is tendered to the direct carrier at origin. Costs related to the shipments are also recognized at this same time.
Revenues earned in other capacities, for instance, when the Company acts as an agent for the shipper, and does not issue a HAWB, a HOBL or a House Seaway Bill, include only the commissions and fees earned for the services performed. In these transactions, the Company is not a principal and reports only commissions and fees earned in revenue. These revenues are recognized upon completion of the services.
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
I.  |  Foreign Currency
Foreign currency amounts attributable to foreign operations have been translated into U.S. dollars using year-end exchange rates for assets and liabilities, historical rates for equity, and weighted average rates for revenues and expenses. Translation adjustments

|F-10.

resulting from this process are recorded as components of other comprehensive income until complete or substantially complete liquidation by the Company of its investment in a foreign entity. Currency fluctuations are a normal operating factor in the conduct of the Company’s business and foreign exchange transaction gains and losses are included in revenues and operating expenses. Also, the Company is exposed to foreign currency exchange fluctuations on monetary assets and liabilities denominated in currencies that are not the local functional currency. Foreign exchange gains and losses on such balances are recognized in net earnings within airfreight services costs and other income, net. Net foreign currency gains in 2015 and 2014 were $7,820 and $1,517, respectively. Net foreign currency losses in 2013 were $1,687.
The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure. Accordingly, the Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely. Such hedging activity during 2015, 2014, and 2013 was insignificant. The Company had no foreign currency derivatives outstanding at December 31, 2015 and 2014.
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
Accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments, net of related income tax effects, as of December 31, 2015 and 2014.
K.  |  Segment Reporting
The Company is organized functionally in geographic operating segments. Accordingly, management focuses its attention on revenues, net revenues, operating income, identifiable assets, capital expenditures, depreciation and amortization and equity generated in each of these geographical areas when evaluating the effectiveness of geographic management. Transactions among the Company’s various offices are conducted using the same arms-length pricing methodologies the Company uses when its offices transact business with independent agents. Certain costs are allocated among the segments based on the relative value of the underlying services, which can include allocation based on actual costs incurred or estimated cost plus a profit margin. Effective in the first quarter of 2015, management made changes to the Asia Pacific operating segment, which is now reported as North Asia and South Asia. Amounts for 2014 and 2013 have been recast to conform to the 2015 presentation.
L.  |  Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company uses estimates primarily in the following areas: accounts receivable valuation, accrual of costs related to ancillary services the Company provides, accrual of liabilities for the portion of the related exposure which the Company has self-insured, accrual of various tax liabilities, accrual of loss contingencies and calculation of share-based compensation expense. Actual results could differ from those estimates.

NOTE 2.	PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

	Years ended December 31,
	2015	2014
Land	$162,923	166,252
Buildings and leasehold improvements	468,607	467,115
Furniture, fixtures, equipment and purchased software	274,723	271,897
Construction in progress	3,494	4,907
Property and equipment, at cost	909,747	910,171
Less accumulated depreciation and amortization	385,023	371,756
Property and equipment, net	$524,724	538,415

NOTE 3.	SHAREHOLDERS’ EQUITY
A.  |  Stock Repurchase Plans
The Company has a Non-Discretionary Stock Repurchase Plan, originally approved by the Board of Directors in November 1993, under which management is authorized to repurchase up to 40,000 shares of the Company’s common stock in the open market with the proceeds received from the exercise of employee and director stock options.
The Company has a Discretionary Stock Repurchase Plan originally approved by the Board of Directors in November 2001, and amended from time to time under which management as of December 31, 2015 is authorized to repurchase shares down to 180,000 shares of common stock outstanding.

|F-11.

The following table summarizes by repurchase plan the Company’s repurchasing activity:

	Cumulative shares repurchased	Average price per share
Non-Discretionary Plan (1994 through 2015)	30,231	$27.58
Discretionary Plan (2001 through 2015)	54,471	$39.98
B.  |  Stock Option Plans
At December 31, 2015, the Company had one stock option plan (the 2015 Plan) under which the Board of Directors may grant officers and employees options to purchase common stock at prices equal to or greater than market value on the date of grant. On May 21, 2015, the shareholders approved the Company’s 2015 Plan, which made available a total of 3 million shares of the Company’s common stock for purchase upon exercise of options granted. The 2015 Plan provides for qualified and non-qualified grants, which are limited to 100 shares per person. As of December 31, 2015, there are 81 shares available for grant under the 2015 Plan. No additional shares can be granted under the 2015 Plan after April 30, 2016. Outstanding options generally vest and become exercisable over periods up to five years from the date of grant and expire no more than ten years from the date of grant.
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
C.  |  Stock Purchase Plan
In May 2002, the shareholders approved the Company’s 2002 Employee Stock Purchase Plan (the 2002 Plan), which became effective August 1, 2002. On May 7, 2014, the shareholders approved an amendment to the 2002 Plan to increase the Company's common stock available for purchase under that plan by 3 million shares. The Company’s amended 2002 Plan provides for 12,305 shares of the Company’s common stock to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year. The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of (1) 85% of the fair market value of the Company’s stock on the last trading day in July or (2) 85% of the fair market value of the Company’s stock on the first trading day in August of the preceding year. A total of 9,511 shares have been issued under the 2002 Plan and $13,783 have been withheld from employees at December 31, 2015 in connection with the plan year ending July 31, 2016.
D.  |  Director Restricted Stock Plan
On May 7, 2014, the shareholders approved the Company’s 2014 Directors’ Restricted Stock Plan (the 2014 Directors’ Plan), which provides for annual awards of restricted stock to non-employee directors and makes 250 shares of the Company’s common stock available for grant. The plan provides for an annual grant of restricted stock awards with a fair market value equal to $200 to each participant on June 1 of each year. There are 185 shares available for grant under this plan as of December 31, 2015. Each restricted stock award under the 2014 Directors’ Plan vests either at the time of grant or with a vesting schedule, as determined by the Compensation Committee of the Board of Directors. Restricted shares granted in 2014 and 2015 vested at the time of grant and there were no unvested restricted shares as of December 31, 2015. Restricted shares entitle the grantees to all shareholder rights, including cash dividends and transfer rights once vested. If a non-employee director’s service is terminated, any unvested portion of an award would be forfeited.

|F-12.

E.  |  Stock Option Activity
The following table summarizes information about stock options:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at December 31, 2014	19,372	$41.92
Options granted	2,956	$47.27
Options exercised	(2,819)	$37.33
Options forfeited	(593)	$42.21
Options canceled	(184)	$47.88
Outstanding at December 31, 2015	18,732	$43.39	5.84	$60,057
Exercisable at December 31, 2015	8,918	$44.36	3.44	$23,546
F.  |  Share-Based Compensation Expense
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the years ended December 31,
	2015	2014	2013
Dividend yield	1.60	1.50 - 1.51%	1.50 - 1.53%
Volatility – stock option plans	29 - 34%	35 - 36%	38%
Volatility – stock purchase rights plans	20%	20%	21%
Risk-free interest rates	0.30 - 2.04%	0.11 - 2.27%	0.12 - 1.40%
Expected life (years) – stock option plans	6.41 - 7.47	6.52 - 7.43	5.91 - 7.43
Expected life (years) – stock purchase rights plans	1	1	1
Weighted average fair value of stock options granted during the period	$13.44	$14.44	$11.17
Weighted average fair value of stock purchase rights granted during the period	$10.45	$9.60	$9.43
The Company’s expected volatility assumptions are based on the historical volatility of the Company’s stock over a period of time commensurate to the expected life. The expected life assumption is primarily based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the corresponding yield curve in effect at the time of grant for U.S. Treasury bonds having the same term as the expected life of the option. The expected dividend yield is based on the Company’s historical experience. The forfeiture assumption used to calculate compensation expense is primarily based on historical pre-vesting employee forfeiture patterns.
The compensation for restricted stock awards is based on the fair market value of the Company’s share of common stock on the date of grant. In 2015, restricted shares totaling 34 were granted with a fair value per share of $47.27.
The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was approximately $31 million, $18 million and $24 million, respectively.
As of December 31, 2015, the total unrecognized compensation cost related to unvested stock options and stock purchase rights is $93 million and the weighted average period over which that cost is expected to be recognized is 3.2 years.
Total stock compensation expense and the total related tax benefit recognized are as follows:

	For the years ended December 31,
	2015	2014	2013
Stock compensation expense	$43,415	42,533	43,813
Recognized tax benefit	$6,010	4,356	3,473
Shares issued as a result of stock option exercises, restricted stock awards and employee stock plan purchases are issued as new shares outstanding by the Company.

|F-13.

NOTE 4.	BASIC AND DILUTED EARNINGS PER SHARE
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders.

	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2015
Basic earnings attributable to shareholders	$457,223	188,941	$2.42
Effect of dilutive potential common shares	—	1,282	—
Diluted earnings attributable to shareholders	$457,223	190,223	$2.40
2014
Basic earnings attributable to shareholders	$376,888	196,147	$1.92
Effect of dilutive potential common shares	—	621	—
Diluted earnings attributable to shareholders	$376,888	196,768	$1.92
2013
Basic earnings attributable to shareholders	$348,526	205,995	$1.69
Effect of dilutive potential common shares	—	900	—
Diluted earnings attributable to shareholders	$348,526	206,895	$1.68
The following potential common shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

Years ended December 31,	2015	2014	2013
Shares	8,330	16,952	15,074

NOTE 5.	INCOME TAXES
Income tax expense (benefit) includes the following components:

	Federal	State	Foreign	Total
2015
Current	$95,046	16,973	147,174	259,193
Deferred	17,631	368	—	17,999
	$112,677	17,341	147,174	277,192
2014
Current	$93,345	17,093	127,567	238,005
Deferred	(6,023)	(553)	—	(6,576)
	$87,322	16,540	127,567	231,429
2013
Current	$104,224	17,715	121,621	243,560
Deferred	(19,811)	(1,164)	—	(20,975)
	$84,413	16,551	121,621	222,585
Income tax expense differs from amounts computed by applying the United States Federal income tax rate of 35% to earnings before income taxes as a result of the following:

	2015	2014	2013
Computed “expected” tax expense	$257,841	213,811	200,408
Increase in income taxes resulting from:
State income taxes, net of Federal income tax benefit	11,272	10,751	10,758
Nondeductible stock compensation expense, net	5,241	8,069	9,927
Other, net	2,838	(1,202)	1,492
	$277,192	231,429	222,585
The components of earnings before income taxes are as follows:

	2015	2014	2013
United States	$236,932	211,588	192,850
Foreign	499,757	399,301	379,746
	$736,689	610,889	572,596

|F-14.

The tax effects of temporary differences and tax credits that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

Years ended December 31,	2015	2014
Deferred Tax Assets:
Accrued third party obligations, deductible for taxes upon economic performance	$14,473	17,769
Provision for doubtful accounts receivable	1,041	957
Excess of financial statement over tax depreciation	10,349	10,905
Deductible stock compensation expense, net	18,910	15,122
Foreign currency translation adjustment	44,519	20,719
Retained liability for cargo claims	1,350	1,555
Total gross deferred tax assets	90,642	67,027
Deferred Tax Liabilities:
Unremitted foreign earnings, net of related foreign tax credits	(100,170)	(82,262)
Total gross deferred tax liabilities	$(100,170)	(82,262)
Net deferred tax liabilities	$(9,528)	(15,235)
Current deferred tax assets	$(16,861)	(20,279)
Noncurrent deferred tax liabilities	$(26,389)	(35,514)
Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of December 31, 2015 and 2014.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2012. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years prior to 2001. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the years ended December 31, 2015, 2014 and 2013.

NOTE 6.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments, other than cash, consist primarily of cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The carrying value of these financial instruments approximates their fair value. Cash, cash equivalents and short-term investments consist of the following:

	December 31, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents:
Cash and overnight deposits	$445,582	445,582	531,312	531,312
Corporate commercial paper	302,433	302,480	356,468	356,536
Time deposits	59,781	59,781	39,327	39,327
Total cash and cash equivalents	807,796	807,843	927,107	927,175
Short-term investments:
Corporate commercial paper	—	—	40,295	40,350
Time deposits	40	40	41	41
Total short-term investments	40	40	40,336	40,391
Total	$807,836	807,883	967,443	967,566
The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).

NOTE 7.	CREDIT ARRANGEMENTS
Certain of the Company’s foreign subsidiaries maintain bank lines of credit for short-term working capital purposes. These credit lines are supported by standby letters of credit issued by a United States bank, or guarantees issued by the Company to the foreign banks issuing the credit line. At December 31, 2015, the Company was contingently liable for approximately $75,788 under outstanding standby letters of credit and guarantees. At December 31, 2015, the Company was in compliance with all restrictive covenants of these credit lines and the associated credit facilities.
The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excise taxes are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company were to be required to perform.

|F-15.

NOTE 8.	COMMITMENTS
A.  |  Leases
The Company occupies office and warehouse facilities under terms of operating leases expiring up to 2025. The Company also has two long term operating lease arrangements to use land, for which the usage rights were entirely prepaid. Usage rights for those arrangements are recognized in rent expense over the lease terms up to 2057. Total rent expense for all operating leases in 2015, 2014 and 2013 was $58,133, $58,050 and $57,226, respectively.
At December 31, 2015, future minimum annual lease payments under all noncancelable leases are as follows:

2016	$47,113
2017	31,953
2018	23,603
2019	14,330
2020	7,051
Thereafter	6,788
$130,838
B.  |  Unconditional Purchase Obligations
The Company enters into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. Historically, the Company has met these obligations in the normal course of business within one year. Purchase obligations outstanding as of December 31, 2015 totaled $69,926.
C.  |  Employee Benefits
The Company has employee savings plans under which the Company provides a discretionary matching contribution. In 2015, 2014 and 2013, the Company’s contributions under the plans were $8,658, $8,262, and $7,768, respectively.

NOTE 9.	CONTINGENCIES
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations or financial position. As of December 31, 2015, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

|F-16.

NOTE 10.	BUSINESS SEGMENT INFORMATION
Financial information regarding 2015, 2014 and 2013 operations by the Company’s designated geographic areas is as follows:

	United States	Other North America
2015
Revenues from unaffiliated customers	$1,763,361	226,284
Transfers between geographic areas	118,884	13,383
Total revenues	$1,882,245	239,667
Net revenues[1]	$906,780	124,381
Operating income	$245,257	46,846
Identifiable assets at year end	$1,202,532	111,549
Capital expenditures	$26,807	3,915
Depreciation and amortization	$29,532	1,331
Equity	$986,330	70,932
2014
Revenues from unaffiliated customers	$1,694,819	218,735
Transfers between geographic areas	97,028	10,891
Total revenues	$1,791,847	229,626
Net revenues[1]	$823,111	108,631
Operating income	$221,166	36,475
Identifiable assets at year end	$1,408,598	111,324
Capital expenditures	$19,610	1,439
Depreciation and amortization	$31,553	1,170
Equity	$1,165,488	54,338
2013
Revenues from unaffiliated customers	$1,561,468	215,968
Transfers between geographic areas	89,570	11,038
Total revenues	$1,651,038	227,006
Net revenues[1]	$770,519	102,864
Operating income	$195,799	35,224
Identifiable assets at year end	$1,582,557	104,735
Capital expenditures	$28,699	1,870
Depreciation and amortization	$29,569	882
Equity	$1,330,262	72,772

|F-17.

	Latin America	North Asia	South Asia	Europe	Middle East, Africa and India	Elimi-nations	Consoli-dated
2015
Revenues from unaffiliated customers	94,229	2,557,398	677,628	958,827	338,905	—	6,616,632
Transfers between geographic areas	19,158	21,722	25,018	42,787	21,322	(262,274)	—
Total revenues	113,387	2,579,120	702,646	1,001,614	360,227	(262,274)	6,616,632
Net revenues[1]	65,017	493,235	179,110	308,301	110,953	—	2,187,777
Operating income	19,656	245,854	69,643	65,024	29,204	—	721,484
Identifiable assets at year end	48,678	446,914	127,014	421,590	221,835	2,326	2,582,438
Capital expenditures	1,756	2,203	2,383	5,222	2,097	—	44,383
Depreciation and amortization	1,041	5,425	2,110	4,931	1,642	—	46,012
Equity	33,161	253,097	99,220	154,174	130,105	(32,343)	1,694,676
2014
Revenues from unaffiliated customers	89,058	2,576,350	657,189	1,012,389	316,181	—	6,564,721
Transfers between geographic areas	20,634	23,020	26,579	39,541	19,654	(237,347)	—
Total revenues	109,692	2,599,370	683,768	1,051,930	335,835	(237,347)	6,564,721
Net revenues[1]	65,016	407,410	163,383	313,325	100,551	—	1,981,427
Operating income	19,855	177,496	52,596	62,101	24,959	—	594,648
Identifiable assets at year end	53,815	513,649	141,499	447,349	208,684	5,987	2,890,905
Capital expenditures	1,574	5,955	3,118	4,246	1,530	—	37,472
Depreciation and amortization	911	5,938	2,295	5,690	1,735	—	49,292
Equity	34,386	262,295	99,234	169,117	121,520	(34,770)	1,871,608
2013
Revenues from unaffiliated customers	86,050	2,444,331	601,708	876,967	293,765	—	6,080,257
Transfers between geographic areas	21,711	22,505	24,073	38,728	16,698	(224,323)	—
Total revenues	107,761	2,466,836	625,781	915,695	310,463	(224,323)	6,080,257
Net revenues[1]	61,478	396,395	164,505	288,407	98,685	—	1,882,853
Operating income	15,734	169,252	54,728	53,294	28,042	—	552,073
Identifiable assets at year end	58,027	527,859	140,173	414,710	180,646	6,105	3,014,812
Capital expenditures	1,010	15,344	1,887	3,313	1,288	—	53,411
Depreciation and amortization	901	6,078	2,303	6,569	1,769	—	48,071
Equity	29,590	305,883	100,845	178,729	102,628	(34,378)	2,086,331
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

The following table presents the calculation of net revenues:

Years ended December 31,	2015	2014	2013
Revenues:
Total revenues	$6,616,632	6,564,721	6,080,257
Expenses:
Airfreight services	1,987,690	2,103,777	1,994,374
Ocean freight and ocean services	1,648,993	1,712,795	1,521,340
Customs brokerage and other services	792,172	766,722	681,690
Net revenues	$2,187,777	1,981,427	1,882,853

|F-18.

Other than the United States, only the People’s Republic of China, including Hong Kong, represented more than 10% of the Company’s total revenue, net revenue, total identifiable assets or equity in any period presented as noted in the table below.

	2015	2014	2013
Total revenues	32%	33%	33%
Net revenues	19%	16%	16%
Identifiable assets at year end	13%	14%	14%
Equity	10%	9%	11%

NOTE 11.	QUARTERLY RESULTS (UNAUDITED)

	1st	2nd	3rd	4th
2015
Revenues	$1,677,526	1,691,553	1,651,332	1,596,221
Net revenues	529,486	552,141	569,981	536,169
Net earnings	107,332	118,329	118,736	115,100
Net earnings attributable to shareholders	106,704	117,760	118,310	114,449
Diluted earnings attributable to shareholders per share	0.55	0.61	0.62	0.61
Basic earnings attributable to shareholders per share	0.56	0.62	0.63	0.62
2014
Revenues	$1,491,645	1,599,141	1,705,105	1,768,830
Net revenues	464,586	484,714	513,256	518,871
Net earnings	84,195	91,728	102,797	100,740
Net earnings attributable to shareholders	83,824	91,302	102,381	99,381
Diluted earnings attributable to shareholders per share	0.42	0.46	0.53	0.51
Basic earnings attributable to shareholders per share	0.42	0.46	0.53	0.52
Net earnings in the fourth quarter of 2015 include a $6 million recovery of legal and related fees. The sum of quarterly per share data may not equal the per share total reported for the year.

|F-19.

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

ANNUAL REPORT
ON
FORM 10-K
FOR FISCAL YEAR ENDED
December 31, 2015

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