Form 10-Q
period 2016-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2016-05-04
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes ☐ No ☒
At May 2, 2016, the number of shares outstanding of the issuer’s Common Stock was 182,059,031.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2016	December 31, 2015
Current Assets:
Cash and cash equivalents	$1,013,917	$807,796
Accounts receivable, less allowance for doubtful accounts of $8,919 at March 31, 2016 and $7,820 at December 31, 2015	1,010,667	1,112,260
Deferred Federal and state income taxes	18,203	16,861
Other	44,693	56,453
Total current assets	2,087,480	1,993,370
Property and equipment, less accumulated depreciation and amortization of $396,497 at March 31, 2016 and $385,023 at December 31, 2015	526,941	524,724
Goodwill	7,927	7,927
Other assets, net	57,395	56,417
Total assets	$2,679,743	$2,582,438
Current Liabilities:
Accounts payable	623,699	645,304
Accrued expenses, primarily salaries and related costs	202,284	186,571
Federal, state and foreign income taxes	28,432	29,498
Total current liabilities	854,415	861,373
Deferred Federal and state income taxes	42,817	26,389

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding 181,562 shares at March 31, 2016 and 182,067 shares at December 31, 2015	1,816	1,821
Additional paid-in capital	3,851	31
Retained earnings	1,845,356	1,771,379
Accumulated other comprehensive loss	(71,772)	(81,238)
Total shareholders’ equity	1,779,251	1,691,993
Noncontrolling interest	3,260	2,683
Total equity	1,782,511	1,694,676
Total liabilities and equity	$2,679,743	$2,582,438
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2016	2015
Revenues:
Airfreight services	$560,853	$707,444
Ocean freight and ocean services	454,192	565,717
Customs brokerage and other services	403,427	404,365
Total revenues	1,418,472	1,677,526
Operating Expenses:
Airfreight services	388,777	513,001
Ocean freight and ocean services	323,020	445,456
Customs brokerage and other services	189,606	189,583
Salaries and related costs	283,355	278,878
Rent and occupancy costs	26,859	25,388
Depreciation and amortization	11,329	11,529
Selling and promotion	9,432	9,247
Other	34,268	35,561
Total operating expenses	1,266,646	1,508,643
Operating income	151,826	168,883
Other Income (Expense):
Interest income	2,779	2,732
Other, net	879	34
Other income, net	3,658	2,766
Earnings before income taxes	155,484	171,649
Income tax expense	58,437	64,317
Net earnings	97,047	107,332
Less net earnings attributable to the noncontrolling interest	463	628
Net earnings attributable to shareholders	$96,584	$106,704
Diluted earnings attributable to shareholders per share	$0.53	$0.55
Basic earnings attributable to shareholders per share	$0.53	$0.56
Weighted average diluted shares outstanding	183,018	192,707
Weighted average basic shares outstanding	182,010	191,628
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2016	2015
Net earnings	$97,047	$107,332
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $5,187 and $10,560 for the three months ended March 31, 2016 and 2015	9,580	(19,605)
Other comprehensive income (loss)	9,580	(19,605)
Comprehensive income	106,627	87,727
Less comprehensive income attributable to the noncontrolling interest	577	297
Comprehensive income attributable to shareholders	$106,050	$87,430
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2016	2015
Operating Activities:
Net earnings	$97,047	$107,332
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for losses on accounts receivable	578	277
Deferred income tax expense	9,896	11,937
Excess tax benefits from stock plans	—	(1,480)
Stock compensation expense	10,831	9,907
Depreciation and amortization	11,329	11,529
Other	36	86
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	112,710	(46,790)
(Decrease) increase in accounts payable and accrued expenses	(15,344)	14,895
Increase in income taxes payable, net	10,925	23,132
(Increase) decrease in other current assets	(2,055)	3,569
Net cash from operating activities	235,953	134,394
Investing Activities:
Purchase of short-term investments	(52)	(22)
Proceeds from maturities of short-term investments	17	40,296
Purchase of property and equipment	(14,035)	(9,445)
Other, net	(524)	198
Net cash from investing activities	(14,594)	31,027
Financing Activities:
Proceeds from issuance of common stock	41,635	35,048
Repurchases of common stock	(70,292)	(77,368)
Excess tax benefits from stock plans	—	1,480
Distributions to noncontrolling interest	—	(857)
Net cash from financing activities	(28,657)	(41,697)
Effect of exchange rate changes on cash and cash equivalents	13,419	(17,687)
Increase in cash and cash equivalents	206,121	106,037
Cash and cash equivalents at beginning of period	807,796	927,107
Cash and cash equivalents at end of period	$1,013,917	$1,033,144
Taxes Paid:
Income taxes	$37,984	$28,261
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

Note 1.	Summary of Significant Accounting Policies

A.	Basis of Presentation
Expeditors International of Washington, Inc. (the Company) is a non-asset based provider of global logistics services operating through a worldwide network of offices and exclusive or non-exclusive agents. The Company’s customers include retailing and wholesaling, electronics, industrial and manufacturing companies around the world.
The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K as filed with the Securities and Exchange Commission on February 25, 2016.
All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for per share data or unless otherwise specified.

B.	Accounts Receivable
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $8,919 as of March 31, 2016 and $7,820 as of December 31, 2015. Additions and write-offs have not been significant in the periods presented.

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

Note 2. Share-Based Compensation
The Company provides compensation benefits by granting stock options and employee stock purchase rights to its employees and restricted shares to its directors. The Company has historically granted the majority of its options during the second quarter of each fiscal year and no options were granted in the quarter ended March 31, 2016 and 2015. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and none were issued in the three-month periods ended March 31, 2016 and 2015.
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

Total stock compensation expense and the total related tax benefit recognized are as follows:

	Three months ended
	March 31,
	2016	2015
Stock compensation expense	$10,831	$9,907
Recognized tax benefit	$1,730	$1,243

Note 3. Basic and Diluted Earnings per Share
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended
	March 31,
(Amounts in thousands, except share and per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2016
Basic earnings attributable to shareholders	$96,584	182,010	$0.53
Effect of dilutive potential common shares	—	1,008	—
Diluted earnings attributable to shareholders	$96,584	183,018	$0.53
2015
Basic earnings attributable to shareholders	$106,704	191,628	$0.56
Effect of dilutive potential common shares	—	1,079	—
Diluted earnings attributable to shareholders	$106,704	192,707	$0.55

The following potential common shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended
	March 31,
	2016	2015
Shares	9,414	7,776

Note 4. Components of Equity
The components of equity for the three months ended March 31, 2016 and 2015 are as follows:

	Shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2015	$1,691,993	2,683	1,694,676
Exercise of stock options	41,635	—	41,635
Shares repurchased under provisions of stock repurchase plans	(70,292)	—	(70,292)
Stock compensation expense	10,831	—	10,831
Tax benefits from stock plans, net	(966)	—	(966)
Net earnings	96,584	463	97,047
Other comprehensive income	9,466	114	9,580
Balance at March 31, 2016	$1,779,251	3,260	1,782,511

Balance at December 31, 2014	$1,868,408	3,200	1,871,608
Exercise of stock options	35,048	—	35,048
Shares repurchased under provisions of stock repurchase plans	(77,368)	—	(77,368)
Stock compensation expense	9,907	—	9,907
Tax benefits from stock plans, net	1,466	—	1,466
Net earnings	106,704	628	107,332
Other comprehensive loss	(19,274)	(331)	(19,605)
Distributions to noncontrolling interest	—	(857)	(857)
Balance at March 31, 2015	$1,924,891	2,640	1,927,531
The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises and employee stock purchases. During the three month periods ended March 31, 2016 and 2015, 423 and 459 shares were repurchased at an average price of $47.60 and $47.84 per share, respectively. The Company also has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding stock to 180 million shares of common stock. On May 3, 2016, the Board of Directors amended the plan to further authorize repurchases down to 170 million shares of common stock. During the three-month periods ended March 31, 2016 and 2015, 1,048 and 1,158 shares were repurchased at an average price of $47.87 and $47.87 per share, respectively.
Accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments, net of related income tax effects, for all the periods presented.
Subsequent to the end of the first quarter, on May 3, 2016, the Board of Directors declared a semi-annual dividend of $0.40 per share payable on June 15, 2016 to shareholders of record as of June 1, 2016.

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

	March 31, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$509,685	509,685	445,582	445,582
Corporate commercial paper	438,536	438,613	302,433	302,480
Time deposits	65,696	65,696	59,781	59,781
Total cash and cash equivalents	1,013,917	1,013,994	807,796	807,843
Short-Term Investments:
Time deposits	71	71	40	40
Total	$1,013,988	1,014,065	807,836	807,883
The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).
Note 6. Contingencies
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of March 31, 2016, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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
Financial information regarding the Company’s operations by geographic area is as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended March 31, 2016:
Revenues from unaffiliated customers	$407,826	52,106	20,064	497,232	136,418	221,897	82,929	—	1,418,472
Transfers between geographic areas	26,034	2,700	3,601	5,096	5,806	10,361	5,394	(58,992)	—
Total revenues	$433,860	54,806	23,665	502,328	142,224	232,258	88,323	(58,992)	1,418,472
Net revenues[1]	$220,698	27,378	13,733	110,791	39,518	74,541	30,407	3	517,069
Operating income	$48,205	7,291	3,852	55,218	15,691	12,253	9,313	3	151,826
Identifiable assets at period end	$1,255,099	119,258	56,334	455,973	133,940	438,711	216,576	3,852	2,679,743
Capital expenditures	$8,137	311	485	1,085	655	2,119	1,243	—	14,035
Depreciation and amortization	$7,332	364	253	1,319	512	1,098	451	—	11,329
Equity	$978,426	79,312	37,325	300,188	115,606	167,726	137,112	(33,184)	1,782,511
Three months ended March 31, 2015:
Revenues from unaffiliated customers	$444,181	54,794	24,081	645,444	181,381	242,086	85,559	—	1,677,526
Transfers between geographic areas	27,675	2,814	4,777	5,697	5,915	9,637	5,067	(61,582)	—
Total revenues	$471,856	57,608	28,858	651,141	187,296	251,723	90,626	(61,582)	1,677,526
Net revenues[1]	$219,603	30,678	16,559	117,405	42,200	75,888	27,153	—	529,486
Operating income	$59,181	11,091	5,356	57,056	13,880	15,071	7,248	—	168,883
Identifiable assets at period end	$1,451,103	109,180	57,232	541,983	143,910	430,338	198,954	11,078	2,943,778
Capital expenditures	$6,325	288	617	290	319	1,148	458	—	9,445
Depreciation and amortization	$7,393	292	268	1,399	530	1,246	401	—	11,529
Equity	$1,182,808	58,998	34,604	306,775	106,139	154,343	120,086	(36,222)	1,927,531

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

The following table presents the calculation of consolidated net revenues:

	Three months ended
	March 31,
	2016	2015
Total revenues	$1,418,472	$1,677,526
Expenses:
Airfreight services	388,777	513,001
Ocean freight and ocean services	323,020	445,456
Customs brokerage and other services	189,606	189,583
Net revenues	$517,069	$529,486

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS
Certain portions of this report on Form 10-Q including the sections entitled “Overview,” "Strategy and Expeditors' Culture," "International Trade and Competition," "Seasonality," “Critical Accounting Estimates,” “Results of Operations,” “Currency and Other Risk Factors” and “Liquidity and Capital Resources” contain forward-looking statements. Words such as "will likely result", "are expected to", "would expect", "would not expect", "will continue", "is anticipated", "estimate", "project", "plan", "believe", "probable", "reasonably possible", "may", "could", "should", "intends", "foreseeable future" and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, and other characterizations of future events or circumstances are forward-looking statements. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. Attention should be given to the factors identified and discussed in the Company's annual report on Form 10-K filed on February 25, 2016.
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
For revenues earned in other capacities, for instance, when the Company does not issue a HAWB, a HOBL or a House Seaway Bill or otherwise acts solely as an agent for the shipper, only the commissions and fees earned for such services are included in revenues. In these transactions, the Company is not a principal and reports only commissions and fees earned in revenue.
Customs brokerage and other services involve providing services at destination, such as helping customers clear shipments through customs by preparing and filing required documentation, calculating and providing for payment of duties and other taxes on behalf of customers as well as arranging for any required inspections by governmental agencies, and arranging for delivery. These are complicated functions requiring technical knowledge of customs rules and regulations in the multitude of countries in which the Company has offices.
The Company is managed along five geographic areas of responsibility: Americas; North Asia; South Asia; Europe; and Middle East, Africa and India (MAIR). Each area is divided into sub-regions which are composed of operating units with individual profit and loss responsibility. The Company’s business involves shipments between operating units that typically involve more than one geographic area. The nature of the international logistics business necessitates a high degree of communication and cooperation among operating units. Because of this inter-relationship between operating units, it is very difficult to examine any one geographic area and draw meaningful conclusions as to its contribution to the Company’s overall success on a stand-alone basis.
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
The mix of services varies by segment based primarily on the import or export orientation of local operations in each region. In accordance with the Company's revenue recognition policy (see Note 1. E. to the consolidated financial statements in the Company's annual report on Form 10-K filed on February 25, 2016), almost all freight revenues and related expenses are recorded at origin and shipment profits are split between origin and destination offices by recording a commission fee or profit share revenue at destination and a corresponding commission or profit share expense as a component of origin consolidation costs.
Strategy and Expeditors' Culture
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

The Company reinforces these values with a compensation system that rewards employees for profitably managing the things they can control. This compensation system has been in place since the Company became a publicly traded entity. There is no limit to how much a key, non-executive manager can be compensated for success. The Company believes in a “real world” environment in every operating unit where individuals are not sheltered from the profit implications of their decisions. If these decisions result in operating losses, management must make up these losses with future operating profits, in the aggregate, before any cash incentive compensation can be earned. Executive management, in limited circumstances, makes exceptions at the branch operating unit level. At the same time, the Company insists on continued focus on such things as accounts receivable collection, cash flow management and credit soundness in an attempt to insulate managers from the sort of catastrophic errors that might end a career.
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
The Company's business growth strategy emphasizes a focus on the right markets and, within each market, on the right customers to drive profitable business growth. The Company’s teams are aligned on the specific markets of its focused priorities; on the targeted accounts within those markets; and on ways that the Company can continue to differentiate itself from its competitors.
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
The Company's business is also dependent on the financial stability and operational capabilities of the carriers it utilizes. Over the last two years, airline profitability has improved, although many air carriers remain highly leveraged with debt. Moreover, the ocean steamship line industry has incurred substantial losses in recent years, many carriers are highly leveraged with debt and certain carriers are facing significant liquidity challenges. This situation has required the Company to be selective in determining which carriers to utilize. Further changes in the financial stability, operating capabilities and capacity of asset-based carriers, space allotments available from carriers, governmental regulations, and/or trade accords could adversely affect the Company’s business in unpredictable ways.
International Trade and Competition
The Company operates in 63 countries in the competitive global logistics industry and Company activities are closely tied to the global economy. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to current tariffs and trade restrictions and accords. The Company cannot predict which, if any, of these proposals may be adopted or the effects the adoption of any such proposal will have on the Company’s business. Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies concerning international trade and commerce, the Company’s business may also be affected by political developments and changes in government personnel or policies, as well as economic turbulence, political unrest and security concerns in the nations in which it does business and the future impact that these events may have on international trade and oil prices.
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
Currently, there is uncertainty as to how changes in oil prices will impact future buy rates due to a number of factors, including that some carriers have hedged fuel costs. Because fuel is an integral part of carriers' costs and impacts both the Company's cargo space buy rates and its sell rates to customers, the Company would expect its gross revenues and costs to be impacted as carriers adjust rates for the effect of changing fuel prices. The Company would not expect an adverse effect on net revenues resulting from changes in oil prices.
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

Critical Accounting Estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires that the Company make estimates and judgments. The Company bases its estimates on historical experience and on assumptions that it believes are reasonable. The Company's critical accounting estimates are discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's annual report on Form 10-K for the year ended December 31, 2015, filed on February 25, 2016. There have been no material changes to the critical accounting estimates previously disclosed in that report.
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
In November 2015, the FASB issued an ASU simplifying the accounting for income taxes by requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The ASU may be adopted either prospectively or retrospectively. The Company is currently evaluating the method of adoption and expects this ASU will have an impact on its consolidated balance sheets as its current deferred tax assets were $18 million and non-current deferred tax liabilities were $43 million as of March 31, 2016.

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

In March 2016, the FASB issued an ASU simplifying the accounting for stock compensation. The ASU also amends the classification of excess tax benefits both in accounting for income taxes and on the statement of cash flows. The ASU is effective for reporting periods beginning after December 15, 2016, but may be adopted early for any interim or annual period. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

Results of Operations
The following table shows the total net revenues (a non-GAAP measure calculated as revenues less directly related operations expenses attributable to the Company's principal services) and the Company’s expenses for the three-month periods ended March 31, 2016 and 2015, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues when analyzing and discussing management's effectiveness in managing the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment, whereas revenues earned by the Company in its other capacities include primarily the commissions and fees actually earned by the Company. Net revenue is one of the Company's primary operational and financial measures that demonstrates the ability of the Company to manage sell rates to customers with its ability to concentrate and leverage its purchasing power through effective consolidation of shipments from multiple customers utilizing a variety of transportation carriers and optimal routings. Using net revenue also provides a commonality for comparison among various services.
The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended March 31,
	2016		2015
	Amount	Percent of net revenues	Amount	Percent of net revenues
(in thousands)
Airfreight services:
Revenues	$560,853		$707,444
Expenses	388,777		513,001
Net revenues	172,076	33%	194,443	37%
Ocean freight services and ocean services:
Revenues	454,192		565,717
Expenses	323,020		445,456
Net revenues	131,172	25	120,261	23
Customs brokerage and other services:
Revenues	403,427		404,365
Expenses	189,606		189,583
Net revenues	213,821	42	214,782	40
Total net revenues	517,069	100	529,486	100
Overhead expenses:
Salaries and related costs	283,355	55	278,878	53
Other	81,888	16	81,725	15
Total overhead expenses	365,243	71	360,603	68
Operating income	151,826	29	168,883	32
Other income, net	3,658	1	2,766	1
Earnings before income taxes	155,484	30	171,649	33
Income tax expense	58,437	11	64,317	12
Net earnings	97,047	19	107,332	21
Less net earnings attributable to the noncontrolling interest	463	—	628	—
Net earnings attributable to shareholders	$96,584	19%	$106,704	21%
Airfreight services:
Airfreight services revenues decreased 21% in the first quarter of 2016, as compared with the same period for 2015, due to lower average sell rates in response to competitive market conditions across all regions and a 9% decrease in tonnage. Airfreight services expenses decreased 24% in the first quarter of 2016 as a result of favorable buying opportunities throughout all regions, due primarily to additional available carrier capacity, and a decline in tonnage. While not possible to quantify, tonnage was favorably impacted in the first quarter of 2015 by customers converting a portion of their ocean freight shipments to airfreight due to port disruptions on the U.S. West Coast. The 2015 tonnage increases were on exports out of North America, Europe, North Asia and South Asia.
Airfreight services net revenues decreased 12% for the three-month period ended March 31, 2016, as compared with the same period for 2015. This decrease was due to a 9% decline in airfreight tonnage and a 4% decrease in net revenue per kilo. North America net revenues decreased by 10% due to a 15% decrease in tonnage, partially offset by lower average buy rates from favorable market opportunities during the quarter. North Asia net revenues decreased 16% primarily due to competitive market conditions that resulted in lower net revenue per kilo and a 6% decrease in tonnage. South Asia net revenues decreased 7%, mostly due to a 14% decrease in tonnage. Europe net revenues remained constant as a 7% decline in tonnage was offset by higher net revenue per kilo.
Aside from temporary disruptions such as those experienced with U.S. West Coast ports in 2015, the Company expects the global airfreight market to continue to be affected by carrier overcapacity and the timing of new product launches. Customers remain focused on improving supply-chain efficiency, reducing overall logistics costs by negotiating lower rates and utilizing ocean freight whenever possible. The Company expects these trends to continue in conjunction with carriers' efforts to manage available capacity. However, this could be affected by new product launches during periods that have historically experienced higher demands. These events, should they occur, could create a higher degree of volatility in volumes and ultimately buy and sell rates.
Ocean freight and ocean services:
Ocean freight consolidation, direct ocean forwarding and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues decreased 20% for the three-month period ended March 31, 2016, as compared with the same period in 2015, as the Company lowered average sell rates to customers in response to competitive market conditions and lower available buy rates. The Company experienced a 3% decrease in container volume. Ocean freight and ocean services expenses decreased 27% in the first quarter of 2016 due to lower average buy rates, resulting from carrier overcapacity, and a decline in volume.
Ocean freight and ocean services net revenues increased 9% for the three-month period ended March 31, 2016, as compared with the same period for 2015. The largest component of the Company's ocean freight net revenue was derived from ocean freight consolidation, which represented 50% and 49% of ocean freight net revenue for the three-month period ended March 31, 2016 and 2015, respectively.
Ocean freight consolidation net revenues increased 12% in the first quarter of 2016 as compared with the same period in 2015. This increase was due primarily to a 15% increase in net revenue per container while volume decreased 3%. Direct ocean freight forwarding net revenues increased 4% for the three-month period ended March 31, 2016, as compared with the same periods in 2015, due to higher volumes principally in North Asia. Order management net revenues increased 10% in the first quarter of 2016 mostly resulting from higher volumes with new and existing customers, primarily in North Asia.
North America ocean freight and ocean services net revenues increased 7% for the three-month period ended March 31, 2016, primarily due to improved margins. North Asia increased 7% due principally to growth in direct ocean forwarding and order management. Europe increased 12% primarily as a result of growth in volume and higher margins.
The Company expects pricing volatility to continue as customers and carriers react to current market conditions, including carrier liquidity challenges. Additionally, customers continue to solicit bids from competitors. These conditions could result in lower revenues and yields.
Customs brokerage and other services:
Customs brokerage and other services revenues and expenses both remained flat for the three-month period ended March 31, 2016, as compared with the same period for 2015, as a result of increased road freight volumes in North America, which were offset by lower import services volumes, primarily in Europe.
Customs brokerage and other services net revenues remained flat for the three-month period ended March 31, 2016, as compared with the same period in 2015, as the increase in road freight volumes in North America was fully offset by lower import services volumes in Europe.
North America net revenues increased 4% in the first quarter of 2016, as compared with the same period for 2015, primarily as a result of volumes from existing and new customers in both customs brokerage and road freight. Europe net revenues decreased 8% as compared with the same period due to general market conditions.
Overhead expenses:
Salaries and related costs increased 2% for the three-month period ended March 31, 2016, as compared with the same period in 2015, principally as a result of an increase in the number of employees, primarily in North America and Europe, partially offset by reduced bonuses from lower operating income.
Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation will occur in proportion to changes in Company operating income, creating a direct alignment between corporate performance and shareholder interests. Bonuses to field and executive management for the three-month period ended March 31, 2016 were down 4% as compared with the same period for 2015, primarily as a result of a 10% decrease in operating income and reduced executive bonuses in 2015 to recoup the retirement bonus to the Company's former chief executive officer. The Company’s management incentive compensation programs have always been incentive-based and performance driven and there is no built-in bias that favors or enriches management in a manner inconsistent with overall corporate performance. Salaries and related costs as a percentage of net revenues increased 2% for the three-month period ended March 31, 2016 as compared with the same period for 2015.
Because the Company’s management incentive compensation programs are also cumulative, no management bonuses can be paid unless the relevant business unit is, from inception, cumulatively profitable. Any operating losses must have been offset in their entirety by operating profits before management is eligible for a bonus. Executive management, in limited circumstances, makes exceptions at the branch operating unit level. Since the most significant portion of management compensation comes from the incentive bonus programs, the Company believes that this cumulative feature is a disincentive to excessive risk taking by its managers. Due to the nature of the Company’s services, it has a short operating cycle. The outcome of most higher risk transactions, such as overriding established credit limits, would be known in a relatively short time frame. Management believes that when the potential and certain impact on the bonus is fully considered in light of this short operating cycle, the potential for short term gains that could be generated by engaging in risky business practices is sufficiently mitigated to discourage excessive and inappropriate risk taking. Management believes that both the stability and the long term growth in revenues, net revenues and net earnings are a result of the incentives inherent in the Company’s compensation program.
Other overhead expenses remained flat for the three-month period ended March 31, 2016, as compared with the same period in 2015. Higher rent and maintenance costs were offset by lower claims, consulting fees and business taxes. Other overhead expenses as a percentage of net revenues increased 1% for the three-month period ended March 31, 2016, as compared with the same period in 2015.
Income tax expense:
The Company pays income taxes in the United States and other jurisdictions. The Company’s consolidated effective income tax rate was 37.6% and 37.5%, respectively, for the three-month periods ended March 31, 2016 and 2015. The Company's effective tax rate is subject to variation and the rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on the effective tax rate is greater when pre-tax income is lower.

Currency and Other Risk Factors
The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on the Company's ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three months ended March 31, 2016 and 2015 was insignificant. The Company had no foreign currency derivatives outstanding at March 31, 2016 and December 31, 2015. During the three months ended March 31, 2016, total net foreign currency losses, including amounts recorded in revenues, operating expenses and other income, net, were approximately $4 million. During the three months ended March 31, 2015, total net foreign currency gains were approximately $3 million.
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
Liquidity and Capital Resources
The Company’s principal source of liquidity is cash and cash equivalents, short-term investments and cash generated from operating activities. Net cash provided by operating activities for the three months ended March 31, 2016 was $236 million, as compared with $134 million for the same period in 2015. The increase of $102 million for the three-month period ended March 31, 2016 is primarily due to changes in working capital accounts. At March 31, 2016, working capital was $1,233 million, including cash and cash equivalents and short-term investments of $1,014 million. The Company had no long-term debt at March 31, 2016. Management believes that the Company’s current cash position and operating cash flows will be sufficient to meet its capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
As a customs broker, the Company makes significant cash advances for a select group of its credit-worthy customers. These cash advances are for customer obligations such as the payment of duties and taxes to customs and tax authorities in various countries throughout the world. Cash advances are a “pass through” and are not recorded as a component of revenue and expense. The billings of such advances to customers are accounted for as a direct increase in accounts receivable from the customer and a corresponding increase in accounts payable to governmental authorities. As a result of these “pass through” billings, the conventional Days Sales Outstanding or DSO calculation does not directly measure collection efficiency. For customers that meet certain criteria, the Company has agreed to extend payment terms beyond its customary terms. Management believes that the Company has effective credit control procedures, and historically has experienced relatively insignificant collection problems.
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
Cash used in investing activities for the three months ended March 31, 2016 was $15 million compared to cash provided by investing activities of $31 million in the same period of 2015. The Company made minor net investments in short-term investments for the quarter ended March 31, 2016 compared to receiving net proceeds of $40 million for the same period in 2015. The Company had capital expenditures of $14 million and $9 million, respectively, for the three-month periods ended March 31, 2016 and 2015. Capital expenditures in the three months ended March 31, 2016 related primarily to investments in technology, office furniture and equipment and building and leasehold improvements. The Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. Total capital expenditures in 2016 are currently estimated to be $100 million. This includes routine capital expenditures plus additional real estate development.
Cash used in financing activities during the three months ended March 31, 2016 was $29 million as compared with $42 million for the same period in 2015. The Company uses the proceeds from stock option exercises, employee stock purchases and available cash to repurchase the Company’s common stock on the open market to reduce outstanding shares. During the three months ended March 31, 2016, the Company used cash to repurchase 1.5 million shares to reduce the number of total outstanding shares, compared to 1.6 million shares in the same period in 2015.
The Company follows established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. The Company’s investment portfolio has not been adversely impacted by the disruption in the credit markets. However, there can be no assurance that the Company’s investment portfolio will not be adversely affected in the future.
The Company maintains international unsecured bank lines of credit. At March 31, 2016, the Company was contingently liable for $77 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.
The Company's foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and needs to finance local capital expenditures. In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At March 31, 2016, cash and cash equivalent balances of $606 million were held by the Company’s non-United States subsidiaries, of which $57 million was held in banks in the United States. Earnings of the Company's foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States and, accordingly, a deferred tax liability has been accrued for all undistributed earnings, net of foreign related tax credits that are available to be repatriated.

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
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the three months ended March 31, 2016, would have had the effect of raising operating income approximately $11 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $9 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the three months ended March 31, 2016 and 2015 was insignificant. During the three months ended March 31, 2016 total net foreign currency losses, including amounts recorded in revenues, operating expenses and other income, net, were approximately $4 million. During the three months ended March 31, 2015, total net foreign currency gains were approximately $3 million. The Company had no foreign currency derivatives outstanding at March 31, 2016 and December 31, 2015. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of March 31, 2016, the Company had approximately $12 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.
Interest Rate Risk
At March 31, 2016, the Company had cash and cash equivalents and short term investments of $1,014 million, of which $504 million was invested at various short-term market interest rates. The Company had no long-term debt at March 31, 2016. A hypothetical change in the interest rate of 10 basis points at March 31, 2016 would not have a significant impact on the Company’s earnings. In management’s opinion, there has been no material change in the Company’s interest rate risk exposure in the first quarter of 2016.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations or financial position. As of March 31, 2016, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the Company's annual report on Form 10-K filed on February 25, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2016	—	$—	—	11,851,035
February 1-29, 2016	—	—	—	11,975,394
March 1-31, 2016	1,470,732	47.79	1,470,732	10,908,871
Total	1,470,732	$47.79	1,470,732	10,908,871
In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of the Company’s common stock. This authorization has no expiration date. This plan was disclosed in the Company’s annual report on Form 10-K filed on March 31, 1995. In the first quarter of 2016, 422,548 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.
In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of the Company's common stock in the open market to reduce the issued and outstanding stock down to 200 million shares. In February 2014, the Board of Directors authorized repurchases down to 190 million shares of common stock. In February and August 2015 and May 2016, the Board of Directors further authorized repurchases down to 188 million, 180 million and 170 million, respectively. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. In the first quarter of 2016, 1,048,184 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases included 48,184 shares that were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises and 1,000,000 shares to reduce the number of total shares outstanding.

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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

May 4, 2016	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

May 4, 2016	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Form 10-Q Index and Exhibits
March 31, 2016

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