Form 10-Q
period 2016-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2016-08-04
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Yes ☐ No ☒
At August 1, 2016, the number of shares outstanding of the issuer’s Common Stock was 181,052,055.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2016	December 31, 2015
Current Assets:
Cash and cash equivalents	$980,264	$807,796
Accounts receivable, less allowance for doubtful accounts of $8,938 at June 30, 2016 and $7,820 at December 31, 2015	1,051,373	1,112,260
Deferred Federal and state income taxes	19,683	16,861
Other	75,525	56,453
Total current assets	2,126,845	1,993,370
Property and equipment, less accumulated depreciation and amortization of $400,396 at June 30, 2016 and $385,023 at December 31, 2015	540,737	524,724
Goodwill	7,927	7,927
Other assets, net	31,629	56,417
Total assets	$2,707,138	$2,582,438
Current Liabilities:
Accounts payable	$642,056	$645,304
Accrued expenses, primarily salaries and related costs	225,821	186,571
Federal, state and foreign income taxes	26,149	29,498
Total current liabilities	894,026	861,373
Deferred Federal and state income taxes	33,607	26,389

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding 180,841 shares at June 30, 2016 and 182,067 shares at December 31, 2015	1,808	1,821
Additional paid-in capital	184	31
Retained earnings	1,855,935	1,771,379
Accumulated other comprehensive loss	(82,012)	(81,238)
Total shareholders’ equity	1,775,915	1,691,993
Noncontrolling interest	3,590	2,683
Total equity	1,779,505	1,694,676
Total liabilities and equity	$2,707,138	$2,582,438
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Airfreight services	$582,093	$693,812	$1,142,946	$1,401,256
Ocean freight and ocean services	464,692	576,772	918,884	1,142,489
Customs brokerage and other services	428,379	420,969	831,806	825,334
Total revenues	1,475,164	1,691,553	2,893,636	3,369,079
Operating Expenses:
Airfreight services	403,419	506,988	792,196	1,019,989
Ocean freight and ocean services	323,699	433,356	646,719	878,812
Customs brokerage and other services	194,929	199,068	384,535	388,651
Salaries and related costs	293,532	287,065	576,887	565,943
Rent and occupancy costs	27,079	24,971	53,938	50,359
Depreciation and amortization	11,642	11,420	22,971	22,949
Selling and promotion	10,251	10,529	19,683	19,776
Other	31,749	35,440	66,017	71,001
Total operating expenses	1,296,300	1,508,837	2,562,946	3,017,480
Operating income	178,864	182,716	330,690	351,599
Other Income (Expense):
Interest income	2,890	2,636	5,669	5,368
Other, net	1,603	3,804	2,482	3,838
Other income, net	4,493	6,440	8,151	9,206
Earnings before income taxes	183,357	189,156	338,841	360,805
Income tax expense	66,918	70,827	125,355	135,144
Net earnings	116,439	118,329	213,486	225,661
Less net earnings attributable to the noncontrolling interest	387	569	850	1,197
Net earnings attributable to shareholders	$116,052	$117,760	$212,636	$224,464
Diluted earnings attributable to shareholders per share	$0.63	$0.61	$1.16	$1.17
Basic earnings attributable to shareholders per share	$0.64	$0.62	$1.17	$1.17
Dividends declared and paid per common share	$0.40	$0.36	$0.40	$0.36
Weighted average diluted shares outstanding	183,132	191,918	183,110	192,426
Weighted average basic shares outstanding	181,753	190,679	181,882	191,151
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net earnings	$116,439	$118,329	$213,486	$225,661
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $5,612 and $2,363 for the three months ended June 30, 2016 and 2015 and $424 and $8,197 for the six months ended June 30, 2016 and 2015	(10,297)	4,216	(717)	(15,389)
Other comprehensive (loss) income	(10,297)	4,216	(717)	(15,389)
Comprehensive income	106,142	122,545	212,769	210,272
Less comprehensive income attributable to the noncontrolling interest	330	472	907	769
Comprehensive income attributable to shareholders	$105,812	$122,073	$211,862	$209,503
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating Activities:
Net earnings	$116,439	$118,329	$213,486	$225,661
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for losses on accounts receivable	562	584	1,140	861
Deferred income tax (benefit) expense	(6,115)	8,986	3,781	20,923
Excess tax benefits from stock plans	(132)	(366)	(132)	(1,846)
Stock compensation expense	12,957	11,663	23,788	21,570
Depreciation and amortization	11,642	11,420	22,971	22,949
Other	(6)	27	30	113
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(48,344)	63,234	64,366	16,444
Increase in accounts payable and accrued expenses	51,422	8,038	36,078	22,933
Decrease in income taxes payable, net	(34,734)	(39,000)	(23,809)	(15,868)
Decrease (increase) in other current assets	1,361	(1,187)	(694)	2,382
Net cash from operating activities	105,052	181,728	341,005	316,122
Investing Activities:
Purchase of short-term investments	(2)	(46,986)	(54)	(47,008)
Proceeds from maturities of short-term investments	—	—	17	40,296
Purchase of property and equipment	(13,279)	(12,912)	(27,314)	(22,357)
Other, net	4,416	(14)	3,892	184
Net cash from investing activities	(8,865)	(59,912)	(23,459)	(28,885)
Financing Activities:
Proceeds from issuance of common stock	48,488	25,047	90,123	60,095
Repurchases of common stock	(96,115)	(128,137)	(166,407)	(205,505)
Excess tax benefits from stock plans	132	366	132	1,846
Dividends paid	(73,000)	(68,781)	(73,000)	(68,781)
Distributions to noncontrolling interest	—	—	—	(857)
Net cash from financing activities	(120,495)	(171,505)	(149,152)	(213,202)
Effect of exchange rate changes on cash and cash equivalents	(9,345)	2,272	4,074	(15,415)
(Decrease) increase in cash and cash equivalents	(33,653)	(47,417)	172,468	58,620
Cash and cash equivalents at beginning of period	1,013,917	1,033,144	807,796	927,107
Cash and cash equivalents at end of period	$980,264	$985,727	$980,264	$985,727
Taxes Paid:
Income taxes	$108,369	$101,389	$146,353	$129,650
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
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $8,938 as of June 30, 2016 and $7,820 as of December 31, 2015. Additions and write-offs have not been significant in the periods presented.

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

Note 2. Share-Based Compensation
The Company provides compensation benefits by granting stock options and employee stock purchase rights to its employees and restricted shares to its directors. On May 3, 2016, the shareholders approved the 2016 Stock Option Plan, which made available 3 million shares of the Company's common stock for purchase upon exercise of options granted. The Company has historically granted the majority of its options during the second quarter of each fiscal year and 2,972 and 2,920 options were granted in the six months ended June 30, 2016 and 2015, respectively. Stock options granted under the 2016 Stock Option Plan vest over three years from the date of grant as compared to five years for options granted in prior years. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and none were issued in the six-month periods ended June 30, 2016 and 2015. In the second quarter of 2016 and 2015, respectively, 41 and 34 fully vested shares were granted to non-employee directors.
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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six months ended June 30,
	2016	2015
Dividend yield	1.70%	1.60%
Volatility - stock option plans	24 - 25%	31%
Risk free interest rates	1.31%	1.79%
Expected life (years) - stock option plans	5.50 - 6.50	6.41 - 7.47
Weighted average fair value of stock options granted during the period	$9.57	$13.42
Total stock compensation expense and the total related tax benefit recognized are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock compensation expense	$12,957	$11,663	$23,788	$21,570
Recognized tax benefit	$2,049	$1,491	$3,779	$2,734

Note 3. Basic and Diluted Earnings per Share
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended
	June 30,
(Amounts in thousands, except per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2016
Basic earnings attributable to shareholders	$116,052	181,753	$0.64
Effect of dilutive potential common shares	—	1,379	—
Diluted earnings attributable to shareholders	$116,052	183,132	$0.63
2015
Basic earnings attributable to shareholders	$117,760	190,679	$0.62
Effect of dilutive potential common shares	—	1,239	—
Diluted earnings attributable to shareholders	$117,760	191,918	$0.61

	Six months ended
	June 30,
(Amounts in thousands, except per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2016
Basic earnings attributable to shareholders	$212,636	181,882	$1.17
Effect of dilutive potential common shares	—	1,228	—
Diluted earnings attributable to shareholders	$212,636	183,110	$1.16
2015
Basic earnings attributable to shareholders	$224,464	191,151	$1.17
Effect of dilutive potential common shares	—	1,275	—
Diluted earnings attributable to shareholders	$224,464	192,426	$1.17
The following potential common shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Shares	9,602	8,407	10,632	10,519

Note 4. Components of Equity
The components of equity for the six months ended June 30, 2016 and 2015 are as follows:

	Shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2015	$1,691,993	2,683	1,694,676
Exercise of stock options	90,123	—	90,123
Shares repurchased under provisions of stock repurchase plans	(166,407)	—	(166,407)
Stock compensation expense	23,788	—	23,788
Tax deficiency from stock plans, net	(2,444)	—	(2,444)
Net earnings	212,636	850	213,486
Other comprehensive (loss) income	(774)	57	(717)
Dividends paid ($0.40 per share)	(73,000)	—	(73,000)
Balance at June 30, 2016	$1,775,915	3,590	1,779,505

Balance at December 31, 2014	$1,868,408	3,200	1,871,608
Exercise of stock options	60,095	—	60,095
Shares repurchased under provisions of stock repurchase plans	(205,505)	—	(205,505)
Stock compensation expense	21,570	—	21,570
Tax benefits from stock plans, net	1,331	—	1,331
Net earnings	224,464	1,197	225,661
Other comprehensive loss	(14,961)	(428)	(15,389)
Dividends paid ($0.36 per share)	(68,781)	—	(68,781)
Distributions to noncontrolling interest	—	(857)	(857)
Balance at June 30, 2015	$1,886,621	3,112	1,889,733
The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises and employee stock purchases. During the six-month periods ended June 30, 2016 and 2015, 1,654 and 1,183 shares were repurchased at an average price of $48.85 and $47.06 per share, respectively.
The Company also has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding stock. On May 3, 2016, the Board of Directors amended the plan to further authorize repurchases from 180 million down to 170 million shares of common stock. During the six-month periods ended June 30, 2016 and 2015, 1,759 and 3,133 shares were repurchased at an average price of $48.65 and $47.82 per share, respectively.
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

	June 30, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$451,445	451,445	445,582	445,582
Corporate commercial paper	478,146	478,183	302,433	302,480
Time deposits	50,673	50,673	59,781	59,781
Total cash and cash equivalents	980,264	980,301	807,796	807,843
Short-Term Investments:
Time deposits	71	71	40	40
Total	$980,335	980,372	807,836	807,883
The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).
Note 6. Contingencies
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of June 30, 2016, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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
Financial information regarding the Company’s operations by geographic area is as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended June 30, 2016:
Revenues from unaffiliated customers	$417,735	56,674	21,169	517,489	151,890	229,882	80,325	—	1,475,164
Transfers between geographic areas	28,973	2,671	4,187	5,385	6,326	10,097	5,507	(63,146)	—
Total revenues	$446,708	59,345	25,356	522,874	158,216	239,979	85,832	(63,146)	1,475,164
Net revenues[1]	$232,860	30,815	14,468	122,117	46,257	77,639	28,975	(14)	553,117
Operating income	$67,214	9,600	3,836	61,721	18,354	11,838	6,315	(14)	178,864
Identifiable assets at period end	$1,363,352	84,358	58,570	471,832	118,352	378,859	225,877	5,938	2,707,138
Capital expenditures	$8,778	445	317	678	351	2,140	570	—	13,279
Depreciation and amortization	$7,366	380	288	1,388	543	1,188	489	—	11,642
Equity	$1,069,876	38,638	39,482	309,557	78,668	133,387	141,315	(31,418)	1,779,505
Three months ended June 30, 2015:
Revenues from unaffiliated customers	$449,622	58,739	24,314	649,901	184,862	239,953	84,162	—	1,691,553
Transfers between geographic areas	32,486	3,685	5,403	5,427	6,473	10,716	5,112	(69,302)	—
Total revenues	$482,108	62,424	29,717	655,328	191,335	250,669	89,274	(69,302)	1,691,553
Net revenues[1]	$229,353	30,576	17,485	124,491	46,944	76,607	26,685	—	552,141
Operating income	$68,547	10,437	5,441	60,597	16,140	15,587	5,967	—	182,716
Identifiable assets at period end	$1,381,755	103,613	57,711	572,425	141,344	448,475	219,280	7,772	2,932,375
Capital expenditures	$7,711	1,656	569	475	989	921	591	—	12,912
Depreciation and amortization	$7,339	310	248	1,379	548	1,176	420	—	11,420
Equity	$1,075,703	59,374	38,447	344,479	118,175	166,569	124,564	(37,578)	1,889,733

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
Six months ended June 30, 2016:
Revenues from unaffiliated customers	$825,561	108,780	41,233	1,014,721	288,308	451,779	163,254	—	2,893,636
Transfers between geographic areas	55,007	5,371	7,788	10,481	12,132	20,458	10,901	(122,138)	—
Total revenues	$880,568	114,151	49,021	1,025,202	300,440	472,237	174,155	(122,138)	2,893,636
Net revenues[1]	$453,558	58,193	28,201	232,908	85,775	152,180	59,382	(11)	1,070,186
Operating income	$115,419	16,891	7,688	116,939	34,045	24,091	15,628	(11)	330,690
Identifiable assets at period end	$1,363,352	84,358	58,570	471,832	118,352	378,859	225,877	5,938	2,707,138
Capital expenditures	$16,915	756	802	1,763	1,006	4,259	1,813	—	27,314
Depreciation and amortization	$14,698	744	541	2,707	1,055	2,286	940	—	22,971
Equity	$1,069,876	38,638	39,482	309,557	78,668	133,387	141,315	(31,418)	1,779,505
Six months ended June 30, 2015:
Revenues from unaffiliated customers	$893,803	113,533	48,395	1,295,345	366,243	482,039	169,721	—	3,369,079
Transfers between geographic areas	60,161	6,499	10,180	11,124	12,388	20,353	10,179	(130,884)	—
Total revenues	$953,964	120,032	58,575	1,306,469	378,631	502,392	179,900	(130,884)	3,369,079
Net revenues[1]	$448,956	61,254	34,044	241,896	89,144	152,495	53,838	—	1,081,627
Operating income	$127,728	21,528	10,797	117,653	30,020	30,658	13,215	—	351,599
Identifiable assets at period end	$1,381,755	103,613	57,711	572,425	141,344	448,475	219,280	7,772	2,932,375
Capital expenditures	$14,036	1,944	1,186	765	1,308	2,069	1,049	—	22,357
Depreciation and amortization	$14,732	602	516	2,778	1,078	2,422	821	—	22,949
Equity	$1,075,703	59,374	38,447	344,479	118,175	166,569	124,564	(37,578)	1,889,733
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

The following table presents the calculation of consolidated net revenues:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Total revenues	$1,475,164	$1,691,553	$2,893,636	$3,369,079
Expenses:
Airfreight services	403,419	506,988	792,196	1,019,989
Ocean freight and ocean services	323,699	433,356	646,719	878,812
Customs brokerage and other services	194,929	199,068	384,535	388,651
Net revenues	$553,117	$552,141	$1,070,186	$1,081,627

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS
Certain portions of this report on Form 10-Q including the sections entitled “Overview,” "Expeditors' Culture and Strategy," "International Trade and Competition," "Seasonality," “Critical Accounting Estimates,” "Recent Accounting Pronouncements," “Results of Operations,” “Currency and Other Risk Factors” and “Liquidity and Capital Resources” contain forward-looking statements. Words such as "will likely result", "are expected to", "would expect", "would not expect", "will continue", "is anticipated", "estimate", "project", "plan", "believe", "probable", "reasonably possible", "may", "could", "should", "intends", "foreseeable future" and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, and other characterizations of future events or circumstances are forward-looking statements. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. Attention should be given to the factors identified and discussed in the Company's annual report on Form 10-K filed on February 25, 2016.
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
Expeditors' Culture and Strategy
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
International Trade and Competition
The Company operates in over 60 countries in the competitive global logistics industry and Company activities are closely tied to the global economy. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to current tariffs and trade restrictions and accords. The Company cannot predict which, if any, of these proposals may be adopted or the effects the adoption of any such proposal will have on the Company’s business. Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies concerning international trade and commerce, the Company’s business may also be affected by political developments and changes in government personnel or policies, as well as economic turbulence, political unrest and security concerns in the nations in which it does business and the future impact that these events may have on international trade and oil prices.
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
Currently, there is uncertainty as to how changes in oil prices will impact future buy rates. Because fuel is an integral part of carriers' costs and impacts both the Company's cargo space buy rates and its sell rates to customers, the Company would expect its gross revenues and costs to be impacted as carriers adjust rates for the effect of changing fuel prices. The Company would not expect an adverse effect on net revenues resulting from changes in oil prices.
The global economic environment remains uncertain and trade continues to slow, particularly in Europe. The Company cannot predict what impact this may have on its operating results, freight volumes, pricing, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or on changes in competitors' behavior. Additionally, the Company cannot predict the direct or indirect impact that changes in consumer purchasing behavior, such as on-line shopping, could have on it.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update (ASU) amending revenue recognition guidance and requiring related detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is effective for the Company beginning on January 1, 2018. The Company is currently evaluating the impact of adopting the ASU on its consolidated financial statements and related disclosures. However, at this time, based on the nature of the Company's operations, the adoption is not expected to have a material impact on the amount or timing of revenue recognized or the Company's revenue recognition policies.
In November 2015, the FASB issued an ASU simplifying the accounting for income taxes by requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet. The Company expects to adopt this ASU in the fourth quarter of 2016. The Company is currently evaluating the method of adoption and expects this ASU will have an impact on its consolidated balance sheets as its current deferred tax assets were approximately $20 million and non-current deferred tax liabilities were $34 million as of June 30, 2016.

In February 2016, the FASB issued an ASU changing the accounting for leases and including a requirement to record all leases on the consolidated balance sheet as assets and liabilities. The ASU is effective for the Company beginning on January 1, 2019. Adoption of the ASU will impact the Company’s consolidated balance sheets as future minimum lease payments under noncancelable leases totaled approximately $131 million as of December 31, 2015. The Company is currently evaluating the full impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued an ASU simplifying the accounting for stock compensation. The ASU also amends the classification of excess tax benefits both in accounting for income taxes and on the statement of cash flows. The Company expects to adopt this ASU in the first quarter of 2017. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

Results of Operations
The following table shows revenues and directly related expenses for the Company's principal services and total net revenues (a non-GAAP measure calculated as revenues less directly related operations expenses attributable to the Company's principal services) and the Company’s expenses for the three and six-month periods ended June 30, 2016 and 2015, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues when analyzing and discussing management's effectiveness in managing the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment, whereas revenues earned by the Company in its other capacities include primarily the commissions and fees actually earned by the Company. Net revenue is one of the Company's primary operational and financial measures that demonstrates the ability of the Company to manage sell rates to customers with its ability to concentrate and leverage its purchasing power through effective consolidation of shipments from multiple customers utilizing a variety of transportation carriers and optimal routings. Using net revenue also provides a commonality for comparison among various services.
The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
(in thousands)
Airfreight services:
Revenues	$582,093		$693,812		$1,142,946		$1,401,256
Expenses	403,419		506,988		792,196		1,019,989
Net revenues	178,674	32%	186,824	34%	350,750	33%	381,267	35%
Ocean freight services and ocean services:
Revenues	464,692		576,772		918,884		1,142,489
Expenses	323,699		433,356		646,719		878,812
Net revenues	140,993	26	143,416	26	272,165	25	263,677	25
Customs brokerage and other services:
Revenues	428,379		420,969		831,806		825,334
Expenses	194,929		199,068		384,535		388,651
Net revenues	233,450	42	221,901	40	447,271	42	436,683	40
Total net revenues	553,117	100	552,141	100	1,070,186	100	1,081,627	100
Overhead expenses:
Salaries and related costs	293,532	53	287,065	52	576,887	54	565,943	52
Other	80,721	15	82,360	15	162,609	15	164,085	15
Total overhead expenses	374,253	68	369,425	67	739,496	69	730,028	67
Operating income	178,864	32	182,716	33	330,690	31	351,599	33
Other income, net	4,493	1	6,440	1	8,151	1	9,206	1
Earnings before income taxes	183,357	33	189,156	34	338,841	32	360,805	34
Income tax expense	66,918	12	70,827	13	125,355	12	135,144	13
Net earnings	116,439	21	118,329	21	213,486	20	225,661	21
Less net earnings attributable to the noncontrolling interest	387	—	569	—	850	—	1,197	—
Net earnings attributable to shareholders	$116,052	21%	$117,760	21%	$212,636	20%	$224,464	21%
Airfreight services:
Airfreight services revenues decreased 16% and 18%, respectively in the three and six-month periods ended June 30, 2016, as compared with the same periods for 2015, primarily as a result of lower average sell rates in response to competitive market conditions across all regions. Airfreight tonnage increased 2% in the second quarter of 2016 and decreased 4% in the first half of 2016. Airfreight services expenses decreased 20% and 22%, respectively, in the three and six-month periods of 2016 as a result of favorable buying opportunities throughout all regions, due primarily to excess available carrier capacity, and changes in tonnage. While not possible to quantify, sell rates and tonnage were favorably impacted in the first half of 2015 by customers converting a portion of their ocean freight shipments to airfreight due to port disruptions on the U.S. West Coast.
Airfreight services net revenues decreased 4% for the three-month period ended June 30, 2016, as compared with the same period for 2015. This was principally due to a 10% decrease in net revenue per kilo, partially offset by a 2% increase in tonnage. North America net revenues decreased by 5% due to a 4% decrease in tonnage and competitive conditions that led to lower net revenue per kilo. North Asia, South Asia and Europe net revenues decreased 4%, 7% and 2%, respectively, primarily due to competitive market conditions that resulted in lower net revenue per kilo, partially offset by 5%, 4% and 3% increases in tonnage.
Airfreight services net revenues decreased 8% for the six-month period ended June 30, 2016, as compared with the same period for 2015. This decrease was principally due to a 4% decline in airfreight tonnage and a 6% decrease in net revenue per kilo. North America, South Asia and Europe net revenues decreased by 10%, 7% and 1%, respectively, due principally to 9%, 5% and 2% decreases in tonnage. North Asia net revenues decreased 10% primarily due to competitive market conditions that resulted in lower net revenue per kilo while tonnage remained constant.
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
Ocean freight and ocean services:
Ocean freight consolidation, direct ocean forwarding and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues decreased 19% and 20%, respectively, for the three and six-month periods ended June 30, 2016, as compared with the same periods in 2015, as the Company continued to lower average sell rates to customers in response to competitive market conditions and lower available buy rates from carriers. The Company experienced 1% and 2% declines in container volume in the second quarter and first half of 2016, respectively. Ocean freight and ocean services expenses decreased 25% and 26%, respectively, for the three and six-month periods ended June 30, 2016, due to lower average buy rates, resulting from carrier overcapacity, and declines in volume.
Ocean freight and ocean services net revenues decreased 2% and increased 3%, respectively, for the three and six-month periods ended June 30, 2016, as compared with the same periods for 2015. The largest component of the Company's ocean freight net revenue was derived from ocean freight consolidation, which represented 51% of ocean freight net revenue for both six-month periods ended June 30, 2016 and 2015, respectively.
Ocean freight consolidation net revenues decreased 3% in the second quarter of 2016, as compared with the same period in 2015, due primarily to a 2% decrease in net revenue per container and a 1% decrease in volume. Ocean freight consolidation net revenues increased 3% for the six-month period ended June 30, 2016, as compared with the same period in 2015. This increase was due primarily to a 5% increase in net revenue per container, while volume decreased 2%. Direct ocean freight forwarding net revenues decreased 8% and 2%, respectively, for the three and six-month periods ended June 30, 2016, as compared with the same periods in 2015, due to lower volumes principally in North America. Order management net revenues increased 10% for both the three and six-month periods ended June 30, 2016, mostly resulting from higher volumes with new and existing customers, primarily in North Asia and South Asia.
North America ocean freight and ocean services net revenues decreased 3% in the second quarter of 2016 due to lower direct ocean forwarding volumes. In the first half of 2016, ocean freight and ocean services net revenues in North America increased 2%, primarily due to improved margins. North Asia net revenues decreased 6% and remained constant, respectively, for the three and six-month periods of 2016. Lower volumes in the second quarter fully offset the increase achieved in the first quarter of 2016. Europe net revenues decreased 4% in the second quarter as lower direct ocean forwarding volumes more than offset growth from ocean freight consolidation and order management. In the first half of 2016, Europe increased 3% primarily as a result of growth in volume and higher margins, partially offset by lower direct ocean forwarding volumes.
The Company expects pricing volatility to continue as customers and carriers react to current market conditions, including carrier liquidity challenges and the recent expansion of the Panama Canal. Additionally, customers continue to solicit bids from competitors. These conditions could result in lower revenues and yields.
Customs brokerage and other services:
Customs brokerage and other services revenues increased 2% and 1%, respectively, for the three and six-month periods ended June 30, 2016, as compared with the same periods in 2015, as a result of increased volumes from existing and new road freight customers. Customs brokerage and other services expenses decreased 2% and 1%, respectively, for the three and six-month periods ended June 30, 2016, as compared with the same periods for 2015, principally as a result of reduced import services costs partially offset by an increase in road freight volumes.
Customs brokerage and other services net revenues increased 5% and 2%, respectively, for the three and six-month periods ended June 30, 2016, as compared with the same periods in 2015, primarily as a result of an increase in road freight volumes. North America net revenues increased 6% and 5%, respectively, for the three and six-month periods ended June 30, 2016, as compared with the same periods for 2015, primarily as a result of volumes from existing and new customers in road freight and lower import service costs. Europe net revenues increased 7% in the second quarter due to higher road freight services and decreased 1% for the six-month period. North Asia net revenues increased 20% and 11% in the three and six-month periods, respectively, due to growth in warehouse and distribution services.
Overhead expenses:
Salaries and related costs increased 2% for both the three and six-month periods ended June 30, 2016, as compared with the same periods in 2015, principally as a result of an increase in the number of employees, primarily in North America and Europe, partially offset by reduced bonuses from lower operating income.
Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation will occur in proportion to changes in Company operating income, creating a direct alignment between corporate performance and shareholder interests. Bonuses to field and executive management for the six-month period ended June 30, 2016 were down 6% as compared with the same period for 2015, primarily as a result of a 6% decrease in operating income and reduced executive bonuses in 2015 to recoup the retirement bonus to the Company's former chief executive officer. The Company’s management incentive compensation programs have always been incentive-based and performance driven and there is no built-in bias that favors or enriches management in a manner inconsistent with overall corporate performance. Salaries and related costs as a percentage of net revenues increased 1% and 2%, respectively, for the three and six-month periods ended June 30, 2016, as compared with the same periods for 2015.
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
Other overhead expenses decreased 2% and 1%, respectively, for the three and six-month periods ended June 30, 2016, as compared with the same period in 2015. Higher rent and maintenance costs were offset by recovery of legal and related costs. Other overhead expenses remained constant as a percentage of net revenues for both the three and six-month periods ended June 30, 2016, when compared with the same periods in 2015.
Income tax expense:
The Company pays income taxes in the United States and other jurisdictions. The Company’s consolidated effective income tax rate was 36.5% and 37.0%, respectively, for the three and six-month periods ended June 30, 2016, and 37.4% and 37.5% for the same periods in 2015. The Company's effective tax rate is subject to variation and the rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on the effective tax rate is greater when pre-tax income is lower.

Currency and Other Risk Factors
The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on the Company's ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three and six months ended June 30, 2016 and 2015 was insignificant. The Company had no foreign currency derivatives outstanding at June 30, 2016 and December 31, 2015. During the second quarter of 2016 total net foreign currency gains, including amounts recorded in revenues, operating expenses and other income, net, were approximately $2 million. For the six months ended June 30, 2016, total net foreign currency losses were approximately $2 million. During the three and six months ended June 30, 2015, total net foreign currency gains were less than $1 million and $3 million, respectively.
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
Larger customers utilize more sophisticated and efficient procedures for the management of their logistics supply chains by embracing strategies such as just-in-time inventory management. The Company believes that this trend has resulted in customers using fewer service providers with greater technological capability and more consistent global coverage. Accordingly, sophisticated computerized customer service capabilities and a stable worldwide network have become significant factors in attracting and retaining customers. Developing and maintaining these systems and a worldwide network has added a considerable indirect cost to the services provided to customers. Smaller and middle-tier competitors, in general, do not have the resources available to develop customized systems and a worldwide network.
Liquidity and Capital Resources
The Company’s principal source of liquidity is cash and cash equivalents, short-term investments and cash generated from operating activities. Net cash provided by operating activities for the three and six months ended June 30, 2016 was $105 million and $341 million, as compared with $182 million and $316 million for the same periods in 2015. The decrease of $77 million in the second quarter of 2016 is primarily due to changes in working capital accounts. The increase of $25 million for the six-month period ended June 30, 2016 is primarily due to changes in working capital accounts, partially offset by lower earnings. At June 30, 2016, working capital was $1,233 million, including cash and cash equivalents of $980 million. The Company had no long-term debt at June 30, 2016. Management believes that the Company’s current cash position and operating cash flows will be sufficient to meet its capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
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
Cash used in investing activities for the three and six months ended June 30, 2016 was $9 million and $23 million, respectively, compared to $60 million and $29 million in the same periods of 2015. The Company made minor net investments in short-term investments for both the three and six months ended June 30, 2016 compared to net investments of $47 million and $7 million for the same periods in 2015. The Company had capital expenditures of $13 million and $27 million, respectively, for the three and six-month periods ended June 30, 2016, as compared with capital expenditures of $13 million and $22 million for the same periods in 2015. Capital expenditures in the three and six months ended June 30, 2016 related primarily to investments in technology, office and warehouse furniture and equipment and building and leasehold improvements. The Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. Total capital expenditures in 2016 are currently estimated to be $90 million. This includes routine capital expenditures plus additional real estate development.
Cash used in financing activities during the three and six months ended June 30, 2016 was $120 million and $149 million, respectively, as compared with $172 million and $213 million for the same periods in 2015. The Company uses the proceeds from stock option exercises, employee stock purchases and available cash to repurchase the Company’s common stock on the open market to reduce outstanding shares. During the three and six months ended June 30, 2016, the Company used cash to repurchase 1.9 million and 3.4 million shares, respectively, to reduce the number of total outstanding shares, compared to 2.7 million and 4.3 million shares in the same periods in 2015.
The Company follows established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. The Company’s investment portfolio has not been adversely impacted by the disruption in the credit markets. However, there can be no assurance that the Company’s investment portfolio will not be adversely affected in the future.
The Company maintains international unsecured bank lines of credit. At June 30, 2016, the Company was contingently liable for $76 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.
The Company's foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and needs to finance local capital expenditures. In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At June 30, 2016, cash and cash equivalent balances of $531 million were held by the Company’s non-United States subsidiaries, of which $55 million was held in banks in the United States. Earnings of the Company's foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States and, accordingly, a deferred tax liability has been accrued for all undistributed earnings, net of foreign related tax credits that are available to be repatriated.

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
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the six months ended June 30, 2016, would have had the effect of raising operating income approximately $24 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $20 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the three and six months ended June 30, 2016 and 2015 was insignificant. During the second quarter of 2016 total net foreign currency gains, including amounts recorded in revenues, operating expenses and other income, net, were approximately $2 million. For the six months ended June 30, 2016, total net foreign currency losses were approximately $2 million. During the three and six months ended June 30, 2015, total net foreign currency gains were and less than $1 million and $3 million, respectively. The Company had no foreign currency derivatives outstanding at June 30, 2016 and December 31, 2015. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of June 30, 2016, the Company had approximately $2 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.
Interest Rate Risk
At June 30, 2016, the Company had cash and cash equivalents and short term investments of $980 million, of which $529 million was invested at various short-term market interest rates. The Company had no long-term debt at June 30, 2016. A hypothetical change in the interest rate of 10 basis points at June 30, 2016 would not have a significant impact on the Company’s earnings. In management’s opinion, there has been no material change in the Company’s interest rate risk exposure in the second quarter of 2016.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations or financial position. As of June 30, 2016, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the Company's annual report on Form 10-K filed on February 25, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2016	—	$—	—	11,390,165
May 1-31, 2016	—	—	—	21,836,489
June 1-30, 2016	1,942,952	49.47	1,942,952	18,955,712
Total	1,942,952	$49.47	1,942,952	18,955,712
In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of the Company’s common stock. This authorization has no expiration date. This plan was disclosed in the Company’s annual report on Form 10-K filed on March 31, 1995. In the second quarter of 2016, 1,231,745 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.
In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of the Company's common stock in the open market to reduce the issued and outstanding stock down to 200 million shares. In February 2014, the Board of Directors authorized repurchases down to 190 million shares of common stock. In February and August 2015 and May 2016, the Board of Directors further authorized repurchases down to 188 million, 180 million and 170 million, respectively. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. In the second quarter of 2016, 711,207 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases included 211,207 shares that were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises and 500,000 shares to reduce the number of total shares outstanding.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(a)	Not applicable

(b)
In connection with the implementation of proxy access, the Nominating and Corporate Governance Committee (Governance Committee) of the Board amended the Policy on Director Nominations (Policy) to eliminate the stockholding amount and duration requirements for recommending a nominee to the Board. Under the prior Policy, only shareholders who had held at least 5% of the Company stock for at least one year were eligible to make director candidate recommendations to the Governance Committee. The Policy is available on the Company's website at http://investor.expeditors.com/committees/policy-on-director-nominations.asp.

Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
3.2	The Company's Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Form 8-K filed on or about May 6, 2016.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

August 4, 2016	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

August 4, 2016	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Form 10-Q Index and Exhibits
June 30, 2016

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