Form 10-Q
period 2016-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2016-11-08
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes ☐ No ☒
At November 3, 2016, the number of shares outstanding of the issuer’s Common Stock was 180,374,649.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2016	December 31, 2015
Current Assets:
Cash and cash equivalents	$1,042,700	$807,796
Accounts receivable, less allowance for doubtful accounts of $10,238 at September 30, 2016 and $7,820 at December 31, 2015	1,108,516	1,112,260
Deferred Federal and state income taxes	19,573	16,861
Other	64,897	56,453
Total current assets	2,235,686	1,993,370
Property and equipment, less accumulated depreciation and amortization of $406,181 at September 30, 2016 and $385,023 at December 31, 2015	539,984	524,724
Goodwill	7,927	7,927
Other assets, net	30,200	56,417
Total assets	$2,813,797	$2,582,438
Current Liabilities:
Accounts payable	$698,620	$645,304
Accrued expenses, primarily salaries and related costs	207,547	186,571
Federal, state and foreign income taxes	21,437	29,498
Total current liabilities	927,604	861,373
Deferred Federal and state income taxes	32,260	26,389

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding 180,278 shares at September 30, 2016 and 182,067 shares at December 31, 2015	1,803	1,821
Additional paid-in capital	475	31
Retained earnings	1,929,449	1,771,379
Accumulated other comprehensive loss	(81,644)	(81,238)
Total shareholders’ equity	1,850,083	1,691,993
Noncontrolling interest	3,850	2,683
Total equity	1,853,933	1,694,676
Total liabilities and equity	$2,813,797	$2,582,438
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Airfreight services	$621,566	$659,607	$1,764,512	$2,060,863
Ocean freight and ocean services	495,460	559,976	1,414,344	1,702,465
Customs brokerage and other services	445,368	431,749	1,277,174	1,257,083
Total revenues	1,562,394	1,651,332	4,456,030	5,020,411
Operating Expenses:
Airfreight services	444,359	464,161	1,236,555	1,484,150
Ocean freight and ocean services	359,991	416,075	1,006,710	1,294,887
Customs brokerage and other services	212,785	201,115	597,320	589,766
Salaries and related costs	291,204	295,566	868,091	861,509
Rent and occupancy costs	27,091	25,747	81,029	76,106
Depreciation and amortization	11,882	11,475	34,853	34,424
Selling and promotion	10,134	10,370	29,817	30,146
Other	37,685	34,930	103,702	105,931
Total operating expenses	1,395,131	1,459,439	3,958,077	4,476,919
Operating income	167,263	191,893	497,953	543,492
Other Income (Expense):
Interest income	2,924	2,666	8,593	8,034
Other, net	925	(3,085)	3,407	753
Other income (expense), net	3,849	(419)	12,000	8,787
Earnings before income taxes	171,112	191,474	509,953	552,279
Income tax expense	63,163	72,738	188,518	207,882
Net earnings	107,949	118,736	321,435	344,397
Less net earnings attributable to the noncontrolling interest	368	426	1,218	1,623
Net earnings attributable to shareholders	$107,581	$118,310	$320,217	$342,774
Diluted earnings attributable to shareholders per share	$0.59	$0.62	$1.75	$1.79
Basic earnings attributable to shareholders per share	$0.59	$0.63	$1.76	$1.80
Dividends declared and paid per common share	$—	$—	$0.40	$0.36
Weighted average diluted shares outstanding	182,692	189,642	182,958	191,448
Weighted average basic shares outstanding	181,177	188,424	181,645	190,232
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net earnings	$107,949	$118,736	$321,435	$344,397
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $202 and $11,669 for the three months ended September 30, 2016 and 2015 and $223 and $19,866 for the nine months ended September 30, 2016 and 2015	260	(21,692)	(457)	(37,081)
Other comprehensive income (loss)	260	(21,692)	(457)	(37,081)
Comprehensive income	108,209	97,044	320,978	307,316
Less comprehensive income attributable to the noncontrolling interest	260	35	1,167	804
Comprehensive income attributable to shareholders	$107,949	$97,009	$319,811	$306,512
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating Activities:
Net earnings	$107,949	$118,736	$321,435	$344,397
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for losses on accounts receivable	1,321	134	2,461	995
Deferred income tax (benefit) expense	(1,439)	(7,611)	2,342	13,312
Excess tax benefits from stock plans	(107)	—	(239)	(1,846)
Stock compensation expense	10,476	10,919	34,264	32,489
Depreciation and amortization	11,882	11,475	34,853	34,424
Other	11	2	41	115
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(58,279)	2,466	6,087	18,910
Increase (decrease) in accounts payable and accrued expenses	38,070	(19,622)	74,148	3,311
Increase (decrease) in income taxes payable, net	7,197	19,978	(16,612)	4,110
Increase in other current assets	(1,395)	(3,801)	(2,089)	(1,419)
Net cash from operating activities	115,686	132,676	456,691	448,798
Investing Activities:
Purchase of short-term investments	—	—	(54)	(47,008)
Proceeds from maturities of short-term investments	—	38,788	17	79,084
Purchase of property and equipment	(12,659)	(9,546)	(39,973)	(31,903)
Other, net	1,617	(2,666)	5,509	(2,482)
Net cash from investing activities	(11,042)	26,576	(34,501)	(2,309)
Financing Activities:
Proceeds from issuance of common stock	57,522	54,606	147,645	114,701
Repurchases of common stock	(101,690)	(209,970)	(268,097)	(415,475)
Excess tax benefits from stock plans	107	—	239	1,846
Dividends paid	—	—	(73,000)	(68,781)
Distributions to noncontrolling interest	—	—	—	(857)
Net cash from financing activities	(44,061)	(155,364)	(193,213)	(368,566)
Effect of exchange rate changes on cash and cash equivalents	1,853	(20,932)	5,927	(36,347)
Increase (decrease) in cash and cash equivalents	62,436	(17,044)	234,904	41,576
Cash and cash equivalents at beginning of period	980,264	985,727	807,796	927,107
Cash and cash equivalents at end of period	$1,042,700	$968,683	$1,042,700	$968,683
Taxes Paid:
Income taxes	$58,696	$60,374	$205,049	$190,024
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
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $10,238 as of September 30, 2016 and $7,820 as of December 31, 2015. Additions and write-offs have not been significant in the periods presented.

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

Note 2. Share-Based Compensation
The Company provides compensation benefits by granting stock options and employee stock purchase rights to its employees and restricted shares to its directors. On May 3, 2016, the shareholders approved the 2016 Stock Option Plan, which made available 3 million shares of the Company's common stock for purchase upon exercise of options granted. The Company has historically granted the majority of its options during the second quarter of each fiscal year and 2,973 and 2,956 options were granted in the nine months ended September 30, 2016 and 2015, respectively. Stock options granted under the 2016 Stock Option Plan vest over three years from the date of grant as compared to five years for options granted in prior years. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and 703 and 699 were issued in the nine-month periods ended September 30, 2016 and 2015, respectively. In the second quarter of 2016 and 2015, respectively, 41 and 34 fully vested shares were granted to non-employee directors.
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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended September 30,
	2016	2015
Dividend yield	1.70%	1.60%
Volatility - stock option plans	24 - 25%	29 - 34%
Volatility - stock purchase rights plans	20%	20%
Risk free interest rates	0.51 - 1.42%	0.30 - 2.04%
Expected life (years) - stock option plans	5.50 - 6.50	6.41 - 7.47
Expected life (years) - stock purchase rights plans	1	1
Weighted average fair value of stock options granted during the period	$9.57	$13.44
Weighted average fair value of stock purchase rights granted during the period	$10.99	$10.45
Total stock compensation expense and the total related tax benefit recognized are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock compensation expense	$10,476	$10,919	$34,264	$32,489
Recognized tax benefit	$2,149	$1,571	$5,928	$4,305

Note 3. Basic and Diluted Earnings per Share
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended
	September 30,
(Amounts in thousands, except per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2016
Basic earnings attributable to shareholders	$107,581	181,177	$0.59
Effect of dilutive potential common shares	—	1,515	—
Diluted earnings attributable to shareholders	$107,581	182,692	$0.59
2015
Basic earnings attributable to shareholders	$118,310	188,424	$0.63
Effect of dilutive potential common shares	—	1,218	—
Diluted earnings attributable to shareholders	$118,310	189,642	$0.62

	Nine months ended
	September 30,
(Amounts in thousands, except per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2016
Basic earnings attributable to shareholders	$320,217	181,645	$1.76
Effect of dilutive potential common shares	—	1,313	—
Diluted earnings attributable to shareholders	$320,217	182,958	$1.75
2015
Basic earnings attributable to shareholders	$342,774	190,232	$1.80
Effect of dilutive potential common shares	—	1,216	—
Diluted earnings attributable to shareholders	$342,774	191,448	$1.79
The following potential common shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Shares	8,646	8,380	9,516	9,713

Note 4. Components of Equity
The components of equity for the nine months ended September 30, 2016 and 2015 are as follows:

	Shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2015	$1,691,993	2,683	1,694,676
Exercise of stock options	119,509	—	119,509
Issuance of shares under stock purchase plan	28,136	—	28,136
Shares repurchased under provisions of stock repurchase plans	(268,097)	—	(268,097)
Stock compensation expense	34,264	—	34,264
Tax deficiency from stock plans, net	(2,533)	—	(2,533)
Net earnings	320,217	1,218	321,435
Other comprehensive loss	(406)	(51)	(457)
Dividends paid ($0.40 per share)	(73,000)	—	(73,000)
Balance at September 30, 2016	$1,850,083	3,850	1,853,933

Balance at December 31, 2014	$1,868,408	3,200	1,871,608
Exercise of stock options	88,851	—	88,851
Issuance of shares under stock purchase plan	25,850		25,850
Shares repurchased under provisions of stock repurchase plans	(415,475)	—	(415,475)
Stock compensation expense	32,489	—	32,489
Tax benefits from stock plans, net	1,191	—	1,191
Net earnings	342,774	1,623	344,397
Other comprehensive loss	(36,262)	(819)	(37,081)
Dividends paid ($0.36 per share)	(68,781)	—	(68,781)
Distributions to noncontrolling interest	—	(857)	(857)
Balance at September 30, 2015	$1,839,045	3,147	1,842,192
The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises and employee stock purchases. During the nine-month periods ended September 30, 2016 and 2015, 2,822 and 2,243 shares were repurchased at an average price of $49.84 and $47.93 per share, respectively.
The Company also has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding stock down to 170 million shares of common stock. During the nine-month periods ended September 30, 2016 and 2015, 2,579 and 6,396 shares were repurchased at an average price of $49.41 and $48.16 per share, respectively.
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
Subsequent to the end of the third quarter, on November 8, 2016, the Board of Directors declared a semi-annual dividend of $0.40 per share payable on December 15, 2016 to shareholders of record as of December 1, 2016.

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

	September 30, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$451,234	451,234	445,582	445,582
Corporate commercial paper	535,393	535,452	302,433	302,480
Time deposits	56,073	56,073	59,781	59,781
Total cash and cash equivalents	1,042,700	1,042,759	807,796	807,843
Short-Term Investments:
Time deposits	48	48	40	40
Total	$1,042,748	1,042,807	807,836	807,883
The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).
Note 6. Commitments
The Company generally enters into short-term, unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. Historically, the Company has met these obligations in the normal course of business within one year. Purchase obligations outstanding as of September 30, 2016 totaled $148 million. Additionally, the Company occupies offices and warehouse facilities under terms of operating leases expiring up to 2028. At September 30, 2016, future minimum annual lease payments under all noncancelable leases are as follows:

2016	$16,432
2017	52,357
2018	42,465
2019	31,909
2020	23,957
Thereafter	29,125
196,245

Note 7. Contingencies
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of September 30, 2016, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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
Financial information regarding the Company’s operations by geographic area is as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended September 30, 2016:
Revenues from unaffiliated customers	$423,362	56,747	21,592	590,622	154,156	228,256	87,659	—	1,562,394
Transfers between geographic areas	24,610	2,770	3,724	5,368	6,206	9,938	5,551	(58,167)	—
Total revenues	$447,972	59,517	25,316	595,990	160,362	238,194	93,210	(58,167)	1,562,394
Net revenues[1]	$229,773	30,211	14,063	124,251	42,711	74,888	29,363	(1)	545,259
Operating income	$69,457	6,200	3,328	59,682	14,045	7,018	7,534	(1)	167,263
Identifiable assets at period end	$1,429,860	95,390	56,192	480,587	117,333	388,543	237,104	8,788	2,813,797
Capital expenditures	$8,319	720	139	739	319	2,127	296	—	12,659
Depreciation and amortization	$7,566	369	328	1,404	594	1,116	505	—	11,882
Equity	$1,145,293	41,542	37,765	293,383	87,926	129,989	150,395	(32,360)	1,853,933
Three months ended September 30, 2015:
Revenues from unaffiliated customers	$441,097	56,818	24,681	648,096	158,011	234,334	88,295	—	1,651,332
Transfers between geographic areas	29,168	3,492	4,991	5,206	6,289	11,125	5,459	(65,730)	—
Total revenues	$470,265	60,310	29,672	653,302	164,300	245,459	93,754	(65,730)	1,651,332
Net revenues[1]	$232,912	32,713	17,115	135,488	45,970	77,250	28,533	—	569,981
Operating income	$65,389	11,905	5,007	69,690	18,574	14,188	7,140	—	191,893
Identifiable assets at period end	$1,385,157	108,644	56,987	472,189	140,206	427,053	229,670	7,112	2,827,018
Capital expenditures	$6,196	658	222	711	291	1,223	245	—	9,546
Depreciation and amortization	$7,439	363	268	1,336	531	1,120	418	—	11,475
Equity	$1,144,466	64,384	35,890	250,362	103,457	148,287	126,321	(30,975)	1,842,192

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
Nine months ended September 30, 2016:
Revenues from unaffiliated customers	$1,248,923	165,527	62,825	1,605,343	442,464	680,035	250,913	—	4,456,030
Transfers between geographic areas	79,617	8,141	11,512	15,849	18,338	30,396	16,452	(180,305)	—
Total revenues	$1,328,540	173,668	74,337	1,621,192	460,802	710,431	267,365	(180,305)	4,456,030
Net revenues[1]	$683,331	88,404	42,264	357,159	128,486	227,068	88,745	(12)	1,615,445
Operating income	$184,876	23,091	11,016	176,621	48,090	31,109	23,162	(12)	497,953
Identifiable assets at period end	$1,429,860	95,390	56,192	480,587	117,333	388,543	237,104	8,788	2,813,797
Capital expenditures	$25,234	1,476	941	2,502	1,325	6,386	2,109	—	39,973
Depreciation and amortization	$22,264	1,113	869	4,111	1,649	3,402	1,445	—	34,853
Equity	$1,145,293	41,542	37,765	293,383	87,926	129,989	150,395	(32,360)	1,853,933
Nine months ended September 30, 2015:
Revenues from unaffiliated customers	$1,334,900	170,351	73,076	1,943,441	524,254	716,373	258,016	—	5,020,411
Transfers between geographic areas	89,329	9,991	15,171	16,330	18,677	31,478	15,638	(196,614)	—
Total revenues	$1,424,229	180,342	88,247	1,959,771	542,931	747,851	273,654	(196,614)	5,020,411
Net revenues[1]	$681,868	93,967	51,159	377,384	135,114	229,745	82,371	—	1,651,608
Operating income	$193,117	33,433	15,804	187,343	48,594	44,846	20,355	—	543,492
Identifiable assets at period end	$1,385,157	108,644	56,987	472,189	140,206	427,053	229,670	7,112	2,827,018
Capital expenditures	$20,232	2,602	1,408	1,476	1,599	3,292	1,294	—	31,903
Depreciation and amortization	$22,171	965	784	4,114	1,609	3,542	1,239	—	34,424
Equity	$1,144,466	64,384	35,890	250,362	103,457	148,287	126,321	(30,975)	1,842,192
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

The following table presents the calculation of consolidated net revenues:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Total revenues	$1,562,394	$1,651,332	$4,456,030	$5,020,411
Expenses:
Airfreight services	444,359	464,161	1,236,555	1,484,150
Ocean freight and ocean services	359,991	416,075	1,006,710	1,294,887
Customs brokerage and other services	212,785	201,115	597,320	589,766
Net revenues	$545,259	$569,981	$1,615,445	$1,651,608

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
In most cases the Company acts as an indirect carrier. When acting as an indirect carrier, the Company will issue a House Airway Bill (HAWB), a House Ocean Bill of Lading (HOBL) or a House Seaway Bill to customers as the contract of carriage. In turn, when the freight is physically tendered to a direct carrier, the Company receives a contract of carriage known as a Master Airway Bill for airfreight shipments and a Master Ocean Bill of Lading for ocean shipments. In these transactions, the Company evaluates whether it is appropriate to record the gross or net amount as revenue. Generally, revenue is recorded on a gross basis when the Company is the primary obligor, it is obligated to compensate direct carriers for services performed regardless of whether customers accept the service, has latitude in establishing price, has discretion in selecting the direct carrier, has credit risk or has several but not all of these indicators. Revenue is generally recorded on a net basis where the Company is not primarily obligated and does not have latitude in establishing prices. Such amounts earned are determined using a fixed fee, a per unit of activity fee or a combination thereof.
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
The Company's business is also dependent on the financial stability and operational capabilities of the carriers it utilizes. Over the last two years, airline profitability has improved, although many air carriers remain highly leveraged with debt. Moreover, the ocean steamship line industry has incurred substantial losses in recent years, many carriers are highly leveraged with debt and certain carriers are facing significant liquidity challenges, such as those that led to the Hanjin bankruptcy filing that occurred on August 31, 2016. This situation requires that the Company be selective in determining which carriers to utilize. Further changes in the financial stability, operating capabilities and capacity of asset-based carriers, space allotments available from carriers, governmental regulations, and/or trade accords could adversely affect the Company’s business in unpredictable ways.
International Trade and Competition
The Company operates in over 60 countries in the competitive global logistics industry and Company activities are closely tied to global trade. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to current tariffs and trade restrictions and accords. The Company cannot predict which, if any, of these proposals may be adopted or the effects the adoption of any such proposal will have on the Company’s business. Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies concerning international trade and commerce, the Company’s business may also be affected by political developments and changes in government personnel or policies, as well as economic turbulence, political unrest and security concerns in the nations in which it does business and the future impact that these events may have on international trade and oil prices.
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
The global economic environment remains uncertain and trade growth continues to slow. The Company cannot predict what impact this may have on its operating results, freight volumes, pricing, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or on changes in competitors' behavior. Additionally, the Company cannot predict the direct or indirect impact that changes in consumer purchasing behavior, such as on-line shopping, could have on it.
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
A significant portion of the Company’s revenues are derived from customers in the retail and consumer technology industries whose shipping patterns are tied closely to consumer demand, and from customers in industries whose shipping patterns are dependent upon just-in-time production schedules. Therefore, the timing of the Company’s revenues are, to a large degree, impacted by factors out of the Company’s control, such as a sudden change in consumer demand for retail goods, product launches and/or manufacturing production delays. Additionally, many customers ship a significant portion of their goods at or near the end of a quarter and, therefore, the Company may not learn of a shortfall in revenues until late in a quarter.

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
In November 2015, the FASB issued an ASU simplifying the accounting for income taxes by requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet. The Company expects to adopt this ASU in the fourth quarter of 2016. The Company is currently evaluating the method of adoption and expects this ASU will have an impact on its consolidated balance sheets as its current deferred tax assets were approximately $20 million and non-current deferred tax liabilities were $32 million as of September 30, 2016.

In February 2016, the FASB issued an ASU changing the accounting for leases and including a requirement to record all leases on the consolidated balance sheet as assets and liabilities. The ASU is effective for the Company beginning on January 1, 2019. Adoption of the ASU will impact the Company’s consolidated balance sheets as future minimum lease payments under noncancelable leases totaled $196 million as of September 30, 2016. The Company is currently evaluating the full impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures.

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

Results of Operations
The following table shows revenues and directly related expenses for the Company's principal services and total net revenues (a non-GAAP measure calculated as revenues less directly related operations expenses attributable to the Company's principal services) and the Company’s expenses for the three and nine-month periods ended September 30, 2016 and 2015, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues when analyzing and discussing management's effectiveness in managing the Company's principal services since total revenues earned by the Company as a freight consolidator include the carriers’ charges to the Company for carrying the shipment, whereas revenues earned by the Company in its other capacities include primarily the commissions and fees actually earned by the Company. Net revenue is one of the Company's primary operational and financial measures that demonstrates the ability of the Company to manage sell rates to customers with its ability to concentrate and leverage its purchasing power through effective consolidation of shipments from multiple customers utilizing a variety of transportation carriers and optimal routings. Using net revenue also provides a commonality for comparison among various services.
The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto which appear elsewhere in this quarterly report.

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
(in thousands)
Airfreight services:
Revenues	$621,566		$659,607		$1,764,512		$2,060,863
Expenses	444,359		464,161		1,236,555		1,484,150
Net revenues	177,207	32%	195,446	34%	527,957	33%	576,713	35%
Ocean freight services and ocean services:
Revenues	495,460		559,976		1,414,344		1,702,465
Expenses	359,991		416,075		1,006,710		1,294,887
Net revenues	135,469	25	143,901	25	407,634	25	407,578	25
Customs brokerage and other services:
Revenues	445,368		431,749		1,277,174		1,257,083
Expenses	212,785		201,115		597,320		589,766
Net revenues	232,583	43	230,634	41	679,854	42	667,317	40
Total net revenues	545,259	100	569,981	100	1,615,445	100	1,651,608	100
Overhead expenses:
Salaries and related costs	291,204	53	295,566	52	868,091	54	861,509	52
Other	86,792	16	82,522	14	249,401	15	246,607	15
Total overhead expenses	377,996	69	378,088	66	1,117,492	69	1,108,116	67
Operating income	167,263	31	191,893	34	497,953	31	543,492	33
Other income (expense), net	3,849	—	(419)	—	12,000	1	8,787	—
Earnings before income taxes	171,112	31	191,474	34	509,953	32	552,279	33
Income tax expense	63,163	11	72,738	13	188,518	12	207,882	13
Net earnings	107,949	20	118,736	21	321,435	20	344,397	20
Less net earnings attributable to the noncontrolling interest	368	—	426	—	1,218	—	1,623	—
Net earnings attributable to shareholders	$107,581	20%	$118,310	21%	$320,217	20%	$342,774	20%
Airfreight services:
Airfreight services revenues decreased 6% and 14%, respectively, in the three and nine-month periods ended September 30, 2016, as compared with the same periods for 2015, primarily as a result of lowering average sell rates in response to competitive market conditions. Average sell rates in the third quarter were comparable with the prior quarters of 2016. Airfreight tonnage increased 7% in the third quarter of 2016 and remained flat in the first nine months of 2016. Airfreight services expenses decreased 4% and 17%, respectively, in the three and nine-month periods of 2016, as a result of favorable buying opportunities throughout most regions due primarily to excess available carrier capacity. Average buy rates in the third quarter were comparable with the prior quarters of 2016. While not possible to quantify, sell rates and tonnage were favorably impacted in the first nine months of 2015 by customers converting a portion of their ocean freight shipments to airfreight due to port disruptions on the U.S. West Coast.
Airfreight services net revenues decreased 9% for the three-month period ended September 30, 2016, as compared with the same period for 2015. This was principally due to a 17% decrease in net revenue per kilo, partially offset by a 7% increase in tonnage. Average net revenue per kilo declined in most regions primarily due to competitive market conditions and rapid changes in carrier pricing caused by sporadic increases in demand. North America net revenues decreased by 6% while tonnage remained flat. North Asia, South Asia and Europe net revenues decreased 15%, 14% and 3%, respectively, despite tonnage increases of 7%, 15% and 10%.
Airfreight services net revenues decreased 8% for the nine-month period ended September 30, 2016, as compared with the same period for 2015. This decrease was principally due to a 10% decrease in net revenue per kilo. North America net revenues decreased by 9% due principally to a 6% decrease in tonnage. North Asia, South Asia and Europe net revenues decreased by 12%, 9% and 2%, respectively, due principally to competitive market conditions that resulted in lower average net revenue per kilo, partially offset by 2%, 2% and 1% increases in tonnage.
Aside from temporary disruptions such as those experienced with U.S. West Coast ports in 2015, the Company expects the global airfreight market to continue to be affected by carrier overcapacity and the timing of new product launches. Customers remain focused on improving supply-chain efficiency, reducing overall logistics costs by negotiating lower rates and utilizing ocean freight whenever possible. The Company expects these trends to continue in conjunction with carriers' efforts to manage available capacity. However, this could be affected by new product launches during periods that have historically experienced higher demands. Historically, the Company has experienced lower airfreight margins in the fourth quarter as seasonal volumes increase and carriers correspondingly increase buy rates. These events, should they occur, could create a higher degree of volatility in volumes and ultimately buy and sell rates.
Ocean freight and ocean services:
Ocean freight consolidation, direct ocean forwarding and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues decreased 12% and 17%, respectively, for the three and nine-month periods ended September 30, 2016, as compared with the same periods in 2015, as the Company continued to lower average sell rates to customers in response to competitive market conditions and lower available buy rates from carriers. Container volume increased 3% and remained flat, respectively, in the third quarter and first nine months of 2016. Ocean freight and ocean services expenses decreased 13% and 22%, respectively, for the three and nine-month periods ended September 30, 2016, due to lower average buy rates, resulting from carrier overcapacity.
Ocean freight and ocean services net revenues decreased 6% and remained flat, respectively, for the three and nine-month periods ended September 30, 2016, as compared with the same periods for 2015. The largest component of the Company's ocean freight net revenue was derived from ocean freight consolidation, which represented 48% and 50% of ocean freight net revenue for the nine-month periods ended September 30, 2016 and 2015, respectively.
Ocean freight consolidation net revenues decreased 15% in the third quarter of 2016, as compared with the same period in 2015, due primarily to an 18% decrease in net revenue per container, partially offset by a 3% increase in volume. During the latter part of the third quarter of 2016, the Company experienced a spike in average buy rates that began with the Hanjin bankruptcy on August 31, 2016. Ocean freight consolidation net revenues decreased 3% for the nine-month period ended September 30, 2016, as compared with the same period in 2015. This decrease was due primarily to a 3% decrease in net revenue per container, while volume remained constant. Direct ocean freight forwarding net revenues decreased 4% and 3%, respectively, for the three and nine-month periods ended September 30, 2016, as compared with the same periods in 2015, due to lower volumes principally in North America. Order management net revenues increased 11% and 10%, respectively, for the three and nine-month periods ended September 30, 2016, mostly resulting from higher volumes with new and existing customers, primarily in North Asia and South Asia.
North America ocean freight and ocean services net revenues decreased 9% in the third quarter of 2016 due to lower margins in ocean freight consolidation. In the first nine months of 2016, ocean freight and ocean services net revenues in North America decreased 2%, primarily due to lower direct ocean forwarding volumes. North Asia net revenues decreased 3% and 1%, respectively, for the three and nine-month periods of 2016. Lower margins in the third quarter more than offset the 2% growth in volume in the three months ended September 30, 2016. Europe net revenues decreased 11% and 2%, respectively, for the three and nine-month periods of 2016 as lower direct ocean forwarding volumes more than offset growth from order management in the third quarter and ocean freight consolidation in the nine-month period.
The Company expects pricing volatility to continue as customers increasingly solicit bids and carriers react to current market conditions, including carrier liquidity challenges, such as the Hanjin bankruptcy filing and realignment of carrier alliances. These conditions could result in lower revenues and yields.
Customs brokerage and other services:
Customs brokerage and other services revenues increased 3% and 2%, respectively, for the three and nine-month periods ended September 30, 2016, as compared with the same periods in 2015, as a result of increased volumes from existing and new road freight customers. Customs brokerage and other services expenses increased 6% and 1%, respectively, for the three and nine-month periods ended September 30, 2016, as compared with the same periods for 2015, principally as a result of an increase in road freight volumes.
Customs brokerage and other services net revenues increased 1% and 2%, respectively, for the three and nine-month periods ended September 30, 2016, as compared with the same periods in 2015, primarily as a result of an increase in road freight volumes. North America net revenues increased 2% and 4%, respectively, for the three and nine-month periods ended September 30, 2016, as compared with the same periods for 2015, primarily as a result of volumes from existing and new customers in road freight and lower import service costs. Europe net revenues increased 1% in the third quarter due to higher road freight services and remained flat for the nine-month period. North Asia net revenues increased 3% and 8% in the three and nine-month periods, respectively, due to growth in import and warehouse and distribution services.
Overhead expenses:
Salaries and related costs decreased 1% for the three months ended September 30, 2016, as compared with the same period in 2015, primarily due to reduced bonuses from lower operating income, partially offset by an increase in workforce. Salaries and related costs increased 1% for the nine-month period ended September 30, 2016, as compared with the same period in 2015, principally as a result of an increase in the number of employees, primarily in North America and Europe, partially offset by reduced bonuses from lower operating income.
Historically, the relatively consistent relationship between salaries and net revenues is the result of a compensation philosophy that has been maintained since the inception of the Company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation will occur in proportion to changes in Company operating income, creating a direct alignment between corporate performance and shareholder interests. Bonuses to field and executive management for the nine-month period ended September 30, 2016 were down 9% as compared with the same period for 2015, primarily as a result of an 8% decrease in operating income. The Company’s management incentive compensation programs have always been incentive-based and performance driven and there is no built-in bias that favors or enriches management in a manner inconsistent with overall corporate performance. Salaries and related costs as a percentage of net revenues increased 1% and 2%, respectively, for the three and nine-month periods ended September 30, 2016, as compared with the same periods for 2015.
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
Other overhead expenses increased 5% and 1%, respectively, for the three and nine-month periods ended September 30, 2016, as compared with the same periods in 2015. The increase in expenses was primarily due to higher rent and maintenance costs, bad debt and technology fees in both the three and nine-month periods. Lower business taxes in the third quarter and recovery of legal and related costs in the first half of 2016 partially offset these increases. Other overhead expenses increased 2% and remained constant, respectively, as a percentage of net revenues for the three and nine-month periods ended September 30, 2016, when compared with the same periods in 2015.
Income tax expense:
The Company pays income taxes in the United States and other jurisdictions. The Company’s consolidated effective income tax rate was 36.9% and 37.0%, respectively, for the three and nine-month periods ended September 30, 2016, and 38.0% and 37.6% for the same periods in 2015. The Company's effective tax rate is subject to variation and the rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on the effective tax rate is greater when pre-tax income is lower.

Currency and Other Risk Factors
The nature of the Company's worldwide operations necessitates the Company dealing with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company's ability to hedge foreign currency exposure. The Company tries to compensate for these exposures by accelerating international currency settlements among its offices or agents. The Company may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on the Company's ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three and nine months ended September 30, 2016 and 2015 was insignificant. The Company had no foreign currency derivatives outstanding at September 30, 2016 and December 31, 2015. During the third quarter of 2016 total net foreign currency gains, including amounts recorded in revenues, operating expenses and other income, net, were less than $1 million. For the nine months ended September 30, 2016, total net foreign currency losses were approximately $1 million. During the three and nine months ended September 30, 2015, total net foreign currency gains were $4 million and $7 million, respectively.
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
The primary competitive factors in the international logistics industry continue to be price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. The Company emphasizes quality customer service and believes that its prices are competitive with those of others in the industry. Customers regularly solicit bids from competitors in order to improve service, pricing and contractual terms such as seeking longer payment terms and fixed price arrangements, higher or unlimited liability limits and performance penalties. Increased competition and competitors' acceptance of less favorable contractual terms could result in reduced revenues, reduced margins, higher operating costs or lower volumes, any of which would damage the Company's results of operations and financial condition.
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
Liquidity and Capital Resources
The Company’s principal source of liquidity is cash and cash equivalents, short-term investments and cash generated from operating activities. Net cash provided by operating activities for the three and nine months ended September 30, 2016 was $116 million and $457 million, respectively, as compared with $133 million and $449 million for the same periods in 2015. The decrease of $17 million in the third quarter of 2016 is primarily due to lower earnings and changes in working capital accounts. The increase of $8 million for the nine-month period ended September 30, 2016 is primarily due to changes in working capital accounts, partially offset by lower earnings. At September 30, 2016, working capital was $1,308 million, including cash and cash equivalents of $1,043 million. The Company had no long-term debt at September 30, 2016. Management believes that the Company’s current cash position and operating cash flows will be sufficient to meet its capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
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
Cash used in investing activities for the three and nine months ended September 30, 2016 was $11 million and $35 million, respectively, compared to cash provided of $27 million and cash used of $2 million in the same periods of 2015. The Company made minor net investments in short-term investments for both the three and nine months ended September 30, 2016 compared to net proceeds from short-term investments of $39 million and $32 million for the same periods in 2015. The Company had capital expenditures of $13 million and $40 million, respectively, for the three and nine-month periods ended September 30, 2016, as compared with capital expenditures of $10 million and $32 million for the same periods in 2015. Capital expenditures in the three and nine months ended September 30, 2016 related primarily to investments in technology, office and warehouse furniture and equipment and building and leasehold improvements. The Company does have need, on occasion, to purchase buildings to house staff and to facilitate the staging of customers’ freight. Total capital expenditures in 2016 are currently estimated to be $60 million. This includes routine capital expenditures plus additional real estate development.
Cash used in financing activities during the three and nine months ended September 30, 2016 was $44 million and $193 million, respectively, as compared with $155 million and $369 million for the same periods in 2015. The Company uses the proceeds from stock option exercises, employee stock purchases and available cash to repurchase the Company’s common stock on the open market to reduce outstanding shares. During the three and nine months ended September 30, 2016, the Company used cash to repurchase 2.0 million and 5.4 million shares, respectively, to reduce the number of total outstanding shares, compared to 4.3 million and 8.6 million shares in the same periods in 2015.
The Company follows established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. The Company’s investment portfolio has not been adversely impacted by the disruption in the credit markets. However, there can be no assurance that the Company’s investment portfolio will not be adversely affected in the future.
The Company maintains international unsecured bank lines of credit. At September 30, 2016, the Company was contingently liable for $72 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of the Company’s foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.
At September 30, 2016, the Company’s contractual obligations are as follows:

		Payments due by period
In thousands	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Contractual Obligations:
Operating leases	$196,245	57,763	79,029	40,470	18,983
Unconditional purchase obligations	148,374	146,760	1,614	—	—
Construction, equipment and technology purchase obligations	33,104	23,358	9,322	377	47
Total contractual cash obligations	$377,723	227,881	89,965	40,847	19,030
The Company generally enters into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. The Company only enters into agreements that management believes the Company can fulfill. Also, in October 2016 the Company entered into a $51 million (€45 million) contractual agreement to construct a building in Europe.
The Company's foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and needs to finance local capital expenditures. In some cases, the Company’s ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At September 30, 2016, cash and cash equivalent balances of $546 million were held by the Company’s non-United States subsidiaries, of which $66 million was held in banks in the United States. Earnings of the Company's foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States and, accordingly, a deferred tax liability has been accrued for all undistributed earnings, net of foreign related tax credits that are available to be repatriated.
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
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on the Company’s earnings as a result of hypothetical changes in the value of the U.S. dollar, the Company’s functional currency, relative to the other currencies in which the Company transacts business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the nine months ended September 30, 2016, would have had the effect of raising operating income approximately $35 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $29 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
The Company currently does not use derivative financial instruments to manage foreign currency risk and only enters into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict the Company’s ability to move money freely. Any such hedging activity during the three and nine months ended September 30, 2016 and 2015 was insignificant. During the third quarter of 2016 total net foreign currency gains, including amounts recorded in revenues, operating expenses and other income, net, were less than $1 million. For the nine months ended September 30, 2016, total net foreign currency losses were approximately $1 million. During the three and nine months ended September 30, 2015, total net foreign currency gains were $4 million and $7 million, respectively. The Company had no foreign currency derivatives outstanding at September 30, 2016 and December 31, 2015. The Company instead follows a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of September 30, 2016, the Company had approximately $13 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.
Interest Rate Risk
At September 30, 2016, the Company had cash and cash equivalents and short term investments of $1,043 million, of which $592 million was invested at various short-term market interest rates. The Company had no long-term debt at September 30, 2016. A hypothetical change in the interest rate of 10 basis points at September 30, 2016 would not have a significant impact on the Company’s earnings. In management’s opinion, there has been no material change in the Company’s interest rate risk exposure in the third quarter of 2016.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of September 30, 2016, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the Company's annual report on Form 10-K filed on February 25, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2016	—	$—	—	19,163,266
August 1-31, 2016	621,952	50.99	621,952	19,408,450
September 1-30, 2016	1,365,663	51.24	1,365,663	17,224,741
Total	1,987,615	$51.16	1,987,615	17,224,741
In November 1993, the Company’s Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing the Company’s common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of the Company’s common stock. This authorization has no expiration date. This plan was disclosed in the Company’s annual report on Form 10-K filed on March 31, 1995. In the third quarter of 2016, 1,167,891 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.
In November 2001, under a Discretionary Stock Repurchase Plan, the Company’s Board of Directors authorized the repurchase of the Company's common stock in the open market to reduce the issued and outstanding stock down to 200 million shares. In February 2014, the Board of Directors authorized repurchases down to 190 million shares of common stock. In February and August 2015 and May 2016, the Board of Directors further authorized repurchases down to 188 million, 180 million and 170 million, respectively. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. In the third quarter of 2016, 819,724 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan. These discretionary repurchases included 319,724 shares that were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises and exercise of employee stock purchase rights and 500,000 shares to reduce the number of total shares outstanding.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(a)	Not applicable

(b)	Not applicable

Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
3.2	The Company's Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Form 8-K filed on or about August 5, 2016.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

November 8, 2016	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

November 8, 2016	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Form 10-Q Index and Exhibits
September 30, 2016

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