Form 10-Q
period 2017-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2017-05-04
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
At May 1, 2017, the number of shares outstanding of the issuer’s Common Stock was 180,164,709.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2017	December 31, 2016
Current Assets:
Cash and cash equivalents	$1,156,043	$974,435
Accounts receivable, less allowance for doubtful accounts of $9,911 at March 31, 2017 and $9,247 at December 31, 2016	1,126,488	1,190,130
Other	119,265	54,014
Total current assets	2,401,796	2,218,579
Property and equipment, less accumulated depreciation and amortization of $394,154 at March 31, 2017 and $406,652 at December 31, 2016	463,604	536,572
Goodwill	7,927	7,927
Other assets, net	29,392	27,793
Total assets	$2,902,719	$2,790,871
Current Liabilities:
Accounts payable	$701,122	$726,571
Accrued expenses, primarily salaries and related costs	205,255	185,502
Federal, state and foreign income taxes	20,427	17,858
Total current liabilities	926,804	929,931
Deferred Federal and state income taxes	24,195	13,727

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding 179,924 shares at March 31, 2017 and 179,857 shares at December 31, 2016	1,800	1,799
Additional paid-in capital	4,721	2,642
Retained earnings	2,038,053	1,944,789
Accumulated other comprehensive loss	(95,678)	(104,592)
Total shareholders’ equity	1,948,896	1,844,638
Noncontrolling interest	2,824	2,575
Total equity	1,951,720	1,847,213
Total liabilities and equity	$2,902,719	$2,790,871
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2017	2016
Revenues:
Airfreight services	$615,545	$560,853
Ocean freight and ocean services	493,759	454,192
Customs brokerage and other services	435,828	403,427
Total revenues	1,545,132	1,418,472
Operating Expenses:
Airfreight services	443,404	388,777
Ocean freight and ocean services	366,063	323,020
Customs brokerage and other services	208,060	189,606
Salaries and related costs	292,580	283,355
Rent and occupancy costs	28,130	26,859
Depreciation and amortization	11,927	11,329
Selling and promotion	10,915	9,432
Other	37,939	34,268
Total operating expenses	1,399,018	1,266,646
Operating income	146,114	151,826
Other Income (Expense):
Interest income	2,741	2,779
Other, net	298	879
Other income (expense), net	3,039	3,658
Earnings before income taxes	149,153	155,484
Income tax expense	55,586	58,437
Net earnings	93,567	97,047
Less net earnings attributable to the noncontrolling interest	303	463
Net earnings attributable to shareholders	$93,264	$96,584
Diluted earnings attributable to shareholders per share	$0.51	$0.53
Basic earnings attributable to shareholders per share	$0.52	$0.53
Weighted average diluted shares outstanding	182,094	183,018
Weighted average basic shares outstanding	180,062	182,010
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2017	2016
Net earnings	$93,567	$97,047
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $4,876 and $5,187 for the three months ended March 31, 2017 and 2016	8,860	9,580
Other comprehensive income	8,860	9,580
Comprehensive income	102,427	106,627
Less comprehensive income attributable to the noncontrolling interest	249	577
Comprehensive income attributable to shareholders	$102,178	$106,050
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2017	2016
Operating Activities:
Net earnings	$93,567	$97,047
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for losses on accounts receivable	931	578
Deferred income tax expense	5,593	9,896
Stock compensation expense	10,623	10,831
Depreciation and amortization	11,927	11,329
Other, net	(351)	36
Changes in operating assets and liabilities:
Decrease in accounts receivable	75,454	112,710
Decrease in accounts payable and accrued expenses	(18,324)	(15,344)
Increase in income taxes payable, net	19,824	10,925
Increase in other current assets	(3,565)	(2,055)
Net cash from operating activities	195,679	235,953
Investing Activities:
Purchase of property and equipment	(12,761)	(14,035)
Other, net	(671)	(559)
Net cash from investing activities	(13,432)	(14,594)
Financing Activities:
Proceeds from issuance of common stock	45,365	41,635
Repurchases of common stock	(53,908)	(70,292)
Net cash from financing activities	(8,543)	(28,657)
Effect of exchange rate changes on cash and cash equivalents	7,904	13,419
Increase in cash and cash equivalents	181,608	206,121
Cash and cash equivalents at beginning of period	974,435	807,796
Cash and cash equivalents at end of period	$1,156,043	$1,013,917
Taxes Paid:
Income taxes	$29,146	$37,984
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
The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K as filed with the Securities and Exchange Commission on February 23, 2017.
All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for per share data or unless otherwise specified. Certain prior year amounts have been reclassified to conform to the 2017 presentation.

B.	Accounts Receivable
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $9,911 as of March 31, 2017 and $9,247 as of December 31, 2016. Additions and write-offs have not been significant in the periods presented.

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

Note 2. Share-Based Compensation
Historically, the Company has provided compensation benefits by granting stock options and employee stock purchase rights to its employees and restricted shares to its directors. The Company has historically granted the majority of its options during the second quarter of each fiscal year and no options were granted in the three months ended March 31, 2017 and 2016. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and none were issued in the three-month periods ended March 31, 2017 and 2016.
Subsequent to the end of the quarter, on May 2, 2017, shareholders approved the 2017 Omnibus Incentive Plan (2017 Plan), which made available 2.5 million shares of the Company's common stock to be issued under all award types allowed by the 2017 Plan. In May 2017, the Company awarded restricted stock units to certain employees and performance stock units to its Chief Executive Officer. The Company does not plan to grant stock options in 2017.
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

Beginning on January 1, 2017, the Company adopted accounting guidance requiring that, prospectively, excess tax benefits and deficiencies be recorded in income tax expense for stock option exercises, cancellations and disqualifying dispositions of employee stock purchase plan shares. Also, the Company has elected to continue to estimate forfeitures expected to occur in determining compensation cost to be recognized in each period.

Total stock compensation expense and the total related tax benefit recognized are as follows:

	Three months ended
	March 31,
	2017	2016
Stock compensation expense	$10,623	$10,831
Recognized tax benefit	$2,213	$1,730

Note 3. Basic and Diluted Earnings per Share
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended
	March 31,
(Amounts in thousands, except per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2017
Basic earnings attributable to shareholders	$93,264	180,062	$0.52
Effect of dilutive potential common shares	—	2,032	—
Diluted earnings attributable to shareholders	$93,264	182,094	$0.51
2016
Basic earnings attributable to shareholders	$96,584	182,010	$0.53
Effect of dilutive potential common shares	—	1,008	—
Diluted earnings attributable to shareholders	$96,584	183,018	$0.53

The following potential common shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended
	March 31,
	2017	2016
Shares	3,751	9,414

Note 4. Components of Equity
The components of equity for the three months ended March 31, 2017 and 2016 are as follows:

	Shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2016	$1,844,638	2,575	1,847,213
Exercise of stock options	45,365	—	45,365
Shares repurchased under provisions of stock repurchase plans	(53,908)	—	(53,908)
Stock compensation expense	10,623	—	10,623
Net earnings	93,264	303	93,567
Other comprehensive income (loss)	8,914	(54)	8,860
Balance at March 31, 2017	$1,948,896	2,824	1,951,720

Balance at December 31, 2015	$1,691,993	2,683	1,694,676
Exercise of stock options	41,635	—	41,635
Shares repurchased under provisions of stock repurchase plans	(70,292)	—	(70,292)
Stock compensation expense	10,831	—	10,831
Tax benefits from stock plans, net	(966)	—	(966)
Net earnings	96,584	463	97,047
Other comprehensive income	9,466	114	9,580
Balance at March 31, 2016	$1,779,251	3,260	1,782,511
The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises and employee stock purchases. During the three-month periods ended March 31, 2017 and 2016, 954 and 423 shares were repurchased at an average price of $56.49 and $47.60 per share, respectively.
The Company also has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding stock down to 170 million shares of common stock. No shares were purchased during the three-month period ended March 31, 2017, and 1,048 shares were repurchased at an average price of $47.87 per share during the first quarter of 2016.
Accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments, net of related income tax effects, for all the periods presented.
Subsequent to the end of the first quarter, on May 2, 2017, the Board of Directors declared a semi-annual dividend of $0.42 per share payable on June 15, 2017 to shareholders of record as of June 1, 2017.

Note 5. Assets Held for Sale
In January 2017, the Company formally approved a plan to sell land and buildings located in Miami, Florida. The decision to sell these assets was largely based upon changes in local operational requirements and the Company's intended use of the property. The net book value of the property assets is $80 million, and is reported within the United States segment. In May 2017, the Company entered into an agreement for the sale. The Company expects the sale to close in the second or third quarter of 2017 at a selling price which, after selling costs, will exceed the net book value. As of March 31, 2017, these assets are being reported as held for sale and are classified in other current assets.
Note 6. Fair Value of Financial Instruments
The Company’s financial instruments, other than cash, consist primarily of cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying value of these financial instruments approximates their fair value. All highly liquid investments with a maturity of three months or less at date of purchase are considered to be cash equivalents. Cash and cash equivalents consist of the following:

	March 31, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$424,861	424,861	406,787	406,787
Corporate commercial paper	669,046	669,287	507,777	507,889
Time deposits	62,136	62,136	59,871	59,871
Total cash and cash equivalents	$1,156,043	1,156,284	974,435	974,547
The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).
Note 7. Contingencies
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of March 31, 2017, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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
Financial information regarding the Company’s operations by geographic area is as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended March 31, 2017:
Revenues from unaffiliated customers	$426,019	59,899	22,103	566,428	147,240	231,457	91,986	—	1,545,132
Transfers between geographic areas	24,313	2,639	3,635	5,051	5,431	9,322	4,964	(55,355)	—
Total revenues	$450,332	62,538	25,738	571,479	152,671	240,779	96,950	(55,355)	1,545,132
Net revenues[1]	$230,785	25,793	14,916	111,833	37,995	75,958	29,731	594	527,605
Operating income	$52,346	5,051	3,451	53,352	13,224	11,646	7,043	1	146,114
Identifiable assets at period end	$1,536,520	106,068	50,344	514,509	122,765	379,853	188,098	4,562	2,902,719
Capital expenditures	$5,242	234	255	1,240	373	5,078	339	—	12,761
Depreciation and amortization	$7,753	372	320	1,320	531	1,171	460	—	11,927
Equity	$1,192,601	51,812	27,248	371,152	105,726	118,211	119,627	(34,657)	1,951,720
Three months ended March 31, 2016:
Revenues from unaffiliated customers	$407,826	52,106	20,064	497,232	136,418	221,897	82,929	—	1,418,472
Transfers between geographic areas	26,034	2,700	3,601	5,096	5,806	10,361	5,394	(58,992)	—
Total revenues	$433,860	54,806	23,665	502,328	142,224	232,258	88,323	(58,992)	1,418,472
Net revenues[1]	$220,698	27,378	13,733	110,791	39,518	74,541	30,407	3	517,069
Operating income	$48,205	7,291	3,852	55,218	15,691	12,253	9,313	3	151,826
Identifiable assets at period end	$1,236,896	119,258	56,334	455,973	133,940	438,711	216,576	3,852	2,661,540
Capital expenditures	$8,137	311	485	1,085	655	2,119	1,243	—	14,035
Depreciation and amortization	$7,332	364	253	1,319	512	1,098	451	—	11,329
Equity	$978,426	79,312	37,325	300,188	115,606	167,726	137,112	(33,184)	1,782,511

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

The following table presents the calculation of consolidated net revenues:

	Three months ended
	March 31,
	2017	2016
Total revenues	$1,545,132	$1,418,472
Expenses:
Airfreight services	443,404	388,777
Ocean freight and ocean services	366,063	323,020
Customs brokerage and other services	208,060	189,606
Net revenues	$527,605	$517,069

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS
Certain portions of this report on Form 10-Q including the sections entitled “Overview,” "Expeditors' Culture and Strategy," "International Trade and Competition," "Seasonality," “Critical Accounting Estimates,” "Recent Accounting Pronouncements," “Results of Operations,” “Currency and Other Risk Factors” and “Liquidity and Capital Resources” contain forward-looking statements. Words such as "will likely result", "are expected to", "would expect", "would not expect", "will continue", "is anticipated", "estimate", "project", "plan", "believe", "probable", "reasonably possible", "may", "could", "should", "intends", "foreseeable future" and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, and other characterizations of future events or circumstances are forward-looking statements. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. Attention should be given to the factors identified and discussed in the Company's annual report on Form 10-K filed on February 23, 2017.
Overview
Expeditors International of Washington, Inc. (herein referred to as "Expeditors," the "Company," "we," "us," "our") is a global logistics company. Our services include air and ocean freight consolidation and forwarding, customs clearance, warehousing and distribution, purchase order management, vendor consolidation, time-definite transportation services, cargo insurance and other logistics solutions. We do not compete for overnight courier or small parcel business. As a non-asset based carrier, we do not own or operate transportation assets.
We derive our revenues from three principal sources: 1) airfreight services, 2) ocean freight and ocean services, and 3) customs brokerage and other services. These are the revenue categories presented in our financial statements.
We generate the major portion of our air and ocean freight revenues by purchasing transportation services on a wholesale basis from direct (asset-based) carriers and reselling those services to our customers on a retail basis. The difference between the rate billed to our customers (the sell rate) and the rate we pay to the carrier (the buy rate) is termed “net revenue” (a non-GAAP measure), “yield” or “margin.” By consolidating shipments from multiple customers and concentrating our buying power, we are able to negotiate favorable buy rates from the direct carriers, while at the same time offering lower sell rates than customers would otherwise be able to negotiate themselves. The most significant drivers of changes in gross revenues and related transportation expenses are volume, sell rates and buy rates. Volume has a similar effect on the change in both gross revenues and related transportation expenses in each of our three primary sources of revenue.
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
For revenues earned in other capacities, for instance, when we do not issue a HAWB, a HOBL or a House Seaway Bill or otherwise act solely as an agent for the shipper, only the commissions and fees earned for such services are included in revenues. In these transactions, we are not a principal and report only commissions and fees earned in revenue.
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
The mix of services varies by segment based primarily on the import or export orientation of local operations in each of our regions. In accordance with our revenue recognition policy (see Note 1. E. to the consolidated financial statements in our annual report on Form 10-K filed on February 23, 2017), almost all freight revenues and related expenses are recorded at origin and shipment profits are split between origin and destination offices by recording a commission fee or profit share revenue at destination and a corresponding commission or profit share expense as a component of origin consolidation costs.
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
Our business growth strategy emphasizes a focus on the right markets and, within each market, on the right customers to drive profitable business growth. Expeditors' teams are aligned on the specific markets of its focused priorities; on the targeted accounts within those markets; and on ways that we can continue to differentiate ourselves from our competitors.
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

Our business is also highly dependent on the financial stability and operational capabilities of the carriers we utilize. Many air and ocean carriers are highly leveraged with debt. Moreover, certain ocean carriers are facing significant liquidity challenges. This situation requires that we be selective in determining which carriers to utilize. Further changes in the financial stability, operating capabilities and capacity of asset-based carriers, space allotments available from carriers, governmental regulations, and/or trade accords could adversely affect our business in unpredictable ways.
International Trade and Competition
We operate in over 60 countries in the competitive global logistics industry and our activities are closely tied to the global economy. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, and laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to current tariffs and trade restrictions and accords. We cannot predict which, if any, of these proposals may be adopted or the effects the adoption of any such proposal will have on our business. Doing business in foreign locations also subjects us to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies concerning international trade, our business may also be negatively affected by recent political developments and changes in government personnel or policies in the United States and other countries, as well as economic turbulence, political unrest and security concerns in the nations in which we conduct business and the future impact that these events may have on international trade and oil prices.
The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. Consistent with continuing uncertainty in global trade and economic conditions, concerns over volatile fuel costs, disruptions in port services, political unrest and fluctuating currency exchange rates, our pricing and terms continue to be pressured by customers, carriers and service providers. We expect these operating and competitive conditions to continue.
Ocean carriers have incurred substantial operating losses in recent years, and many are highly leveraged with debt. These financial challenges resulted in the 2016 bankruptcy of one of the larger carriers in the market, as well as multiple mergers and acquisitions, as carriers pursue scale and market share in an effort to reduce operating costs and improve their financial results. Additionally, while the overall global volumes have increased slightly over recent years, many carriers continue to take delivery of new and larger ships, which has created excess capacity. Consequently, when the market experiences seasonal peaks or any sort of disruption, the carriers react by increasing their pricing as quickly as possible. This carrier behavior creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.
There is uncertainty as to how changes in oil prices will impact future buy rates. Because fuel is an integral part of carriers' costs and impacts both our cargo space buy rates and sell rates to customers, we would expect our gross revenues and costs to be impacted as carriers adjust rates for the effect of changing fuel prices. To the extent that we are unable to pass through any increases to our customers, this could adversely affect our net revenues.
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
Seasonality
Historically, our operating results have been subject to seasonal trends with the first quarter being the weakest and the third and fourth quarters being the strongest; however, there is no assurance this seasonal trend will occur in the future. This pattern has been the result of, or influenced by, numerous factors, including weather patterns, national holidays, consumer demand, new product launches, economic conditions and a myriad of other similar and subtle forces. In addition, this historical quarterly trend has been influenced by the growth and diversification of our international network and service offerings.
A significant portion of our revenues are derived from customers in the retail and consumer technology industries whose shipping patterns are tied closely to consumer demand, and from customers in industries whose shipping patterns are dependent upon just-in-time production schedules. Therefore, the timing of our revenues are, to a large degree, impacted by factors out of our control, such as a sudden change in consumer demand for retail goods, product launches and/or manufacturing production delays. Additionally, many customers ship a significant portion of their goods at or near the end of a quarter and, therefore, we may not learn of a shortfall in revenues until late in a quarter.
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

Critical Accounting Estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments. We base our estimates on historical experience and on assumptions that we believe are reasonable. Our critical accounting estimates are discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our annual report on Form 10-K for the year ended December 31, 2016, filed on February 23, 2017. There have been no material changes to the critical accounting estimates previously disclosed in that report.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update (ASU) amending existing revenue recognition guidance and requiring related detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of our revenues and cash flows arising from contracts with customers. This ASU is effective for us beginning on January 1, 2018. We formed a cross-functional project team that is in the process of evaluating the adoption impacts of the ASU for each of our products and services. This process, though underway, is not yet completed and our understanding of the future adoption impacts, including any potential changes related to principal and agent determinations or the timing of revenue recognized, on our consolidated financial statements and related disclosures of the ASU is not yet complete. Our project team is also assessing how our current processes and systems may be impacted by adoption. We have yet to decide whether we will adopt under a cumulative effect or retrospective method. At this time, based on the nature of our operations, we do not believe that the adoption of the ASU will have a material impact on our results of operations, financial position and cash flows once implemented. However, we have not yet completed our full assessment. We expect to complete our assessment of the impact towards the end of 2017.

In February 2016, the FASB issued an ASU changing the accounting for leases and including a requirement to record all leases on the consolidated balance sheet as assets and liabilities. The ASU will be effective for us beginning on January 1, 2019 and will be adopted using a modified retrospective transition. Adoption of the ASU will impact our consolidated balance sheets as future minimum lease payments under noncancelable leases totaled approximately $210 million as of March 31, 2017. We are currently evaluating the full impact that the adoption of this ASU will have on our consolidated financial statements and related disclosures.
Results of Operations
The following table shows the revenues and directly related expenses for our principal services and total net revenues (a non-GAAP measure calculated as revenues less directly related operating expenses attributable to our principal services) and our expenses for the three-month periods ended March 31, 2017 and 2016, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues when analyzing and discussing management's effectiveness in managing our principal services since total revenues earned by Expeditors as a freight consolidator include the carriers’ charges to us for carrying the shipment, whereas revenues earned by Expeditors in our other capacities include primarily the commissions and fees actually earned by us. Net revenue is one of our primary operational and financial measures and demonstrates our ability to manage sell rates to customers with our ability to concentrate and leverage our purchasing power through effective consolidation of shipments from multiple customers utilizing a variety of transportation carriers and optimal routings. Using net revenue also provides a commonality for comparison among various services.
The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended March 31,
	2017		2016
	Amount	Percent of net revenues	Amount	Percent of net revenues
(in thousands)
Airfreight services:
Revenues	$615,545		$560,853
Expenses	443,404		388,777
Net revenues	172,141	33%	172,076	33%
Ocean freight services and ocean services:
Revenues	493,759		454,192
Expenses	366,063		323,020
Net revenues	127,696	24	131,172	25
Customs brokerage and other services:
Revenues	435,828		403,427
Expenses	208,060		189,606
Net revenues	227,768	43	213,821	42
Total net revenues	527,605	100	517,069	100
Overhead expenses:
Salaries and related costs	292,580	55	283,355	55
Other	88,911	17	81,888	16
Total overhead expenses	381,491	72	365,243	71
Operating income	146,114	28	151,826	29
Other income (expense), net	3,039	—	3,658	1
Earnings before income taxes	149,153	28	155,484	30
Income tax expense	55,586	10	58,437	11
Net earnings	93,567	18	97,047	19
Less net earnings attributable to the noncontrolling interest	303	—	463	—
Net earnings attributable to shareholders	$93,264	18%	$96,584	19%
Airfreight services:
Airfreight services revenues increased 10% in the first quarter of 2017, as compared with the same period for 2016, primarily due to a 16% increase in tonnage that was partially offset by lower sell rates in response to competitive market conditions. Airfreight services expenses increased 14% in the first quarter of 2017, principally as a result of the tonnage growth.
Airfreight services net revenues remained flat in the first quarter of 2017, as compared with the same period for 2016. This was principally due to the 16% increase in tonnage, offset by a 17% decrease in net revenue per kilo. Average net revenue per kilo declined in most regions primarily due to competitive market conditions. Additionally, carriers in North Asia increased pricing as a result of higher demand relative to available capacity. North America and North Asia net revenues increased by 2% and 1%, respectively, while tonnage increased 12% and 21%. South Asia and Europe net revenues decreased 7% and 2%, respectively, despite tonnage increases of 22% and 7%, due to lower average sell rates.
The global airfreight market is experiencing imbalances between carrier capacity and demand in certain lanes. Customers remain focused on improving supply-chain efficiency, reducing overall logistics costs by negotiating lower rates and utilizing ocean freight whenever possible. We expect these trends to continue in conjunction with carriers' efforts to manage available capacity. However, this could be affected by new product launches during periods that have historically experienced higher demands. Historically, we have experienced lower airfreight margins in the fourth quarter as seasonal volumes increase and carriers correspondingly increase buy rates. These events, should they continue to occur, could create a higher degree of volatility in volumes and ultimately buy and sell rates.
Ocean freight and ocean services:
Ocean freight consolidation, direct ocean forwarding and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues increased 9% for the three-month period ended March 31, 2017, as compared with the same period in 2016, primarily due to a 7% increase in container volume and higher average sell rates to customers. Ocean freight and ocean services expenses increased 13% for the three-month period ended March 31, 2017, due to increased volumes and higher average buy rates as overall market demand increased and carriers managed available capacity.
Ocean freight and ocean services net revenues decreased 3% for the three-month period ended March 31, 2017, as compared with the same period for 2016. The largest component of our ocean freight net revenue was derived from ocean freight consolidation, which represented 46% and 50% of ocean freight net revenue for the three-month periods ended March 31, 2017 and 2016, respectively.
Ocean freight consolidation net revenues decreased 11% in the first quarter of 2017, as compared with the same period in 2016, due primarily to a 17% decrease in net revenue per container, partially offset by a 7% increase in volume. Direct ocean freight forwarding net revenues increased 2% for the three-month period ended March 31, 2017, as compared with the same period in 2016, due to higher volumes. Order management net revenues increased 9% for the three-month period ended March 31, 2017, mostly resulting from higher volumes with new and existing customers primarily in North Asia.
North America ocean freight and ocean services net revenues decreased 5% in the first quarter of 2017, primarily due to a decrease in ocean freight consolidation resulting from declining margins on imports. Europe and South Asia net revenues decreased 7% and 4%, respectively, due primarily to lower net revenue per kilo. North Asia net revenues remained flat, as lower ocean consolidation margins were offset by an increase in order management.
We expect that pricing volatility will continue as customers solicit bids and carriers react to current market conditions, including carrier liquidity challenges. These conditions could result in lower revenues and yields.
Customs brokerage and other services:
Customs brokerage and other services revenues and expenses increased 8% and 10%, respectively, for the three-month period ended March 31, 2017, as compared with the same period in 2016, primarily as a result of higher volumes in both customs brokerage and road freight services.
Customs brokerage and other services net revenues increased 7% for the three-month period ended March 31, 2017, as compared with the same period in 2016, primarily as a result of an increase in customs brokerage and road freight volumes, particularly in North America. Customers continue to seek out customs brokers, such as Expeditors, with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.
North America net revenues increased 7% for the three-month period ended March 31, 2017, as compared with the same period for 2016, primarily as a result of higher volumes in customs brokerage and road freight services. Europe net revenues increased 10% in the first quarter primarily due to higher road freight services.
Overhead expenses:
Salaries and related costs increased 3% for the three months ended March 31, 2017, as compared with the same period in 2016 due to an increase in the number of employees, primarily in North America and Europe, partially offset by reduced bonuses from lower operating income.
Historically, the relatively consistent relationship between salaries and net revenues has been the result of a compensation philosophy that has been maintained since the inception of our company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation occur in proportion to changes in our operating income, creating a direct alignment between corporate performance and shareholder interests. Bonuses to field and executive management for the three-month period ended March 31, 2017 were down 5% and 12%, respectively, as compared with the same period for 2016, primarily as a result of a 4% decrease in operating income. In 2017, we reduced senior executive management bonus pool allocations by 6% to help fund expansion of our strategic growth initiatives. Our management compensation programs have always been incentive-based and performance driven and there is no built-in bias that favors or enriches management in a manner inconsistent with overall corporate performance. Salaries and related costs remained constant at 55% of net revenues for both of the three-month periods ended March 31, 2017 and 2016.
Because our management incentive compensation programs are also cumulative, generally no management bonuses can be paid unless the relevant business unit is, from inception, cumulatively profitable. Any operating losses must be offset in their entirety by operating profits before management is eligible for a bonus. Executive management, in limited circumstances, makes exceptions at the branch operating unit level. Since the most significant portion of management compensation comes from the incentive bonus programs, we believe that this cumulative feature is a disincentive to excessive risk taking by our managers. Due to the nature of our services, it has a short operating cycle. The outcome of any higher risk transactions, such as overriding established credit limits, would be known in a relatively short time frame. Management believes that when the potential and certain impact on the bonus is fully considered in light of this short operating cycle, the potential for short term gains that could be generated by engaging in risky business practices is sufficiently mitigated to discourage excessive and inappropriate risk taking. Management believes that both the stability and the long term growth in revenues, net revenues and net earnings are a result of the incentives inherent in our compensation programs.
Other overhead expenses increased 9% for the three-month period ended March 31, 2017, as compared with the same period in 2016. The increase in expenses was primarily due to renting additional space and higher claims, travel and technology-related fees. We will continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to explore new areas for profitable growth. Other overhead expenses increased to 17% of net revenues for the three-month period ended March 31, 2017, as compared with 16% for the same period in 2016.
Income tax expense:
We pay income taxes in the United States and other jurisdictions. Our consolidated effective income tax rate was 37.3% for the three-month period ended March 31, 2017, and 37.6% for the same period in 2016. Our effective tax rate is subject to variation and the rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on the effective tax rate is greater when pre-tax income is lower.

Currency and Other Risk Factors
The nature of our worldwide operations necessitates dealing with a multitude of currencies other than the U.S. dollar. This results in our being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or agency relationships have strict currency control regulations which influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three months ended March 31, 2017 and 2016 was insignificant. We had no foreign currency derivatives outstanding at March 31, 2017 and December 31, 2016. During the first quarter of 2017 and 2016, total net foreign currency losses were approximately $5 million and $4 million, respectively.
International air and ocean freight forwarding and customs brokerage are intensively competitive and are expected to remain so for the foreseeable future. There are a large number of entities competing in the international logistics industry, including new technology-based competitors entering the industry, many of which have significantly more resources than us; however, our primary competition is confined to a relatively small number of companies within this group. Expeditors must compete against both the niche players and larger entities. The industry continues to experience consolidations into larger firms striving for stronger and more complete multinational and multi-service networks. However, regional and local brokers and forwarders remain a competitive force.
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
Liquidity and Capital Resources
Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three months ended March 31, 2017 was $196 million, as compared with $236 million for the same period in 2016. The decrease of $40 million in the first quarter of 2017 is primarily due to changes in working capital accounts and lower earnings. At March 31, 2017, working capital was $1,475 million, including cash and cash equivalents of $1,156 million. We had no long-term debt at March 31, 2017. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
As a customs broker, we make significant cash advances for a select group of our credit-worthy customers. These cash advances are for customer obligations such as the payment of duties and taxes to customs authorities in various countries throughout the world. Cash advances are a “pass through” and are not recorded as a component of revenue and expense. The billings of such advances to customers are accounted for as a direct increase in accounts receivable from the customer and a corresponding increase in accounts payable to governmental customs authorities. As a result of these “pass through” billings, the conventional Days Sales Outstanding or DSO calculation does not directly measure collection efficiency. For customers that meet certain criteria, we have agreed to extend payment terms beyond our customary terms. Management believes that it has established effective credit control procedures, and historically has experienced relatively insignificant collection problems.
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
Cash used in investing activities for the three months ended March 31, 2017 was $13 million, as compared with $15 million in the same period of 2016. We had capital expenditures of $13 million and $14 million for the three-month periods ended March 31, 2017 and 2016, respectively. Capital expenditures in the three months ended March 31, 2017 related primarily to continuing investments in technology, office and warehouse furniture and equipment and building and leasehold improvements. Occasionally, we elect to purchase buildings to house staff and to facilitate the staging of customers’ freight. In 2016, we completed a land acquisition in Europe. Additional expenditures are expected to be made in 2017 and 2018 in connection with the construction of a building on this land. Total anticipated capital expenditures in 2017 are currently estimated to be $110 million. This includes routine capital expenditures, including the construction of the building in Europe, plus additional real estate development.
Cash used in financing activities during the three months ended March 31, 2017 was $9 million, as compared with $29 million for the same period in 2016. We use the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to limit the growth in issued and outstanding shares. During the three months ended March 31, 2017, we used cash to repurchase 1.0 million shares, to reduce the number of total outstanding shares, compared to 1.5 million shares in the same period in 2016.
We follow established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. Historically, our investment portfolio has not been adversely impacted by disruptions occurring in the credit markets. However, there can be no assurance that our investment portfolio will not be adversely affected in the future.
We maintain international unsecured bank lines of credit. At March 31, 2017, we were contingently liable for $63 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.
We typically enter into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. We only enter into agreements that management believes we can fulfill.
Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and needs to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At March 31, 2017, cash and cash equivalent balances of $527 million were held by our non-United States subsidiaries, of which $71 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States and, accordingly, a deferred tax liability has been accrued for all undistributed earnings, net of foreign related tax credits that are available to be repatriated.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks are primarily related to foreign exchange risk and changes in short-term interest rates. The potential impact of our exposure to these risks is presented below:
Foreign Exchange Risk
We conduct business in many different countries and currencies. Our business often results in revenue billings issued in a country and currency which differs from that where the expenses related to the service are incurred. In the ordinary course of business, we create numerous intercompany transactions and may have receivables, payables and currencies that are not denominated in the local functional currency. This brings foreign exchange risk to our earnings. The principal foreign exchange risks to which Expeditors is exposed are in Chinese Yuan, Euro, Mexican Peso, Canadian Dollar and British Pound.
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the three months ended March 31, 2017, would have had the effect of raising operating income approximately $10 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $8 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the three months ended March 31, 2017 and 2016 was insignificant. During the first quarters of 2017 and 2016, total net foreign currency losses were approximately $5 million and $4 million, respectively. We had no foreign currency derivatives outstanding at March 31, 2017 and December 31, 2016. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of March 31, 2017, we had approximately $57 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.
Interest Rate Risk
At March 31, 2017, we had cash and cash equivalents of $1,156 million, of which $731 million was invested at various short-term market interest rates. We had no long-term debt at March 31, 2017. A hypothetical change in the interest rate of 10 basis points at March 31, 2017 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the first quarter of 2017.
Item 4. Controls and Procedures
Evaluation of Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Expeditors is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on our operations, cash flows or financial position. As of March 31, 2017, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.
Item 1A. Risk Factors
There have been no material changes in Expeditors' risk factors from those disclosed in our annual report on Form 10-K filed on February 23, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2017	—	$—	—	16,274,625
February 1-28, 2017	—	—	—	16,766,916
March 1-31, 2017	954,219	56.49	954,219	15,295,145
Total	954,219	$56.49	954,219	15,295,145
In November 1993, Expeditors' Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing our common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of our common stock. This authorization has no expiration date. This plan was disclosed in our annual report on Form 10-K filed on March 31, 1995. In the first quarter of 2017, 954,219 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.
In November 2001, under a Discretionary Stock Repurchase Plan, Expeditors' Board of Directors authorized the repurchase of our common stock in the open market to reduce the issued and outstanding stock down to 200 million shares. In February 2014, the Board of Directors authorized repurchases down to 190 million shares of common stock. In February and August 2015 and May 2016, the Board of Directors further authorized repurchases down to 188 million, 180 million and 170 million, respectively. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. In the first quarter of 2017, no shares of common stock were repurchased under the Discretionary Stock Repurchase Plan.
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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

May 4, 2017	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

May 4, 2017	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Form 10-Q Index and Exhibits
March 31, 2017

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