Form 10-Q
period 2017-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2017-08-08
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Yes ☐ No ☒
At August 4, 2017, the number of shares outstanding of the issuer’s Common Stock was 180,738,046.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2017	December 31, 2016
Current Assets:
Cash and cash equivalents	$1,114,910	$974,435
Accounts receivable, less allowance for doubtful accounts of $10,504 at June 30, 2017 and $9,247 at December 31, 2016	1,215,278	1,190,130
Other	164,128	54,014
Total current assets	2,494,316	2,218,579
Property and equipment, less accumulated depreciation and amortization of $405,043 at June 30, 2017 and $406,652 at December 31, 2016	490,776	536,572
Goodwill	7,927	7,927
Other assets, net	29,737	27,793
Total assets	$3,022,756	$2,790,871
Current Liabilities:
Accounts payable	$774,941	$726,571
Accrued expenses, primarily salaries and related costs	211,376	185,502
Federal, state and foreign income taxes	21,329	17,858
Total current liabilities	1,007,646	929,931
Deferred Federal and state income taxes	36,473	13,727

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding 179,637 shares at June 30, 2017 and 179,857 shares at December 31, 2016	1,796	1,799
Additional paid-in capital	11,152	2,642
Retained earnings	2,049,403	1,944,789
Accumulated other comprehensive loss	(86,507)	(104,592)
Total shareholders’ equity	1,975,844	1,844,638
Noncontrolling interest	2,793	2,575
Total equity	1,978,637	1,847,213
Total liabilities and equity	$3,022,756	$2,790,871
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Airfreight services	$671,868	$582,093	$1,287,413	$1,142,946
Ocean freight and ocean services	528,585	464,692	1,022,344	918,884
Customs brokerage and other services	471,826	428,379	907,654	831,806
Total revenues	1,672,279	1,475,164	3,217,411	2,893,636
Operating Expenses:
Airfreight services	499,418	403,419	942,822	792,196
Ocean freight and ocean services	385,927	323,699	751,990	646,719
Customs brokerage and other services	223,301	194,929	431,361	384,535
Salaries and related costs	318,529	293,532	611,109	576,887
Rent and occupancy costs	29,163	27,079	57,293	53,938
Depreciation and amortization	12,042	11,642	23,969	22,971
Selling and promotion	10,953	10,251	21,868	19,683
Other	24,706	31,749	62,645	66,017
Total operating expenses	1,504,039	1,296,300	2,903,057	2,562,946
Operating income	168,240	178,864	314,354	330,690
Other Income (Expense):
Interest income	3,380	2,890	6,121	5,669
Other, net	2,190	1,603	2,488	2,482
Other income (expense), net	5,570	4,493	8,609	8,151
Earnings before income taxes	173,810	183,357	322,963	338,841
Income tax expense	65,055	66,918	120,641	125,355
Net earnings	108,755	116,439	202,322	213,486
Less net (loss) earnings attributable to the noncontrolling interest	(96)	387	207	850
Net earnings attributable to shareholders	$108,851	$116,052	$202,115	$212,636
Diluted earnings attributable to shareholders per share	$0.60	$0.63	$1.11	$1.16
Basic earnings attributable to shareholders per share	$0.60	$0.64	$1.12	$1.17
Dividends declared and paid per common share	$0.42	$0.40	$0.42	$0.40
Weighted average diluted shares outstanding	182,033	183,132	182,091	183,110
Weighted average basic shares outstanding	180,012	181,753	180,037	181,882
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net earnings	$108,755	$116,439	$202,322	$213,486
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $5,016 and $5,612 for the three months ended June 30, 2017 and 2016 and $9,892 and $424 for the six months ended June 30, 2017 and 2016	9,236	(10,297)	18,096	(717)
Other comprehensive income (loss)	9,236	(10,297)	18,096	(717)
Comprehensive income	117,991	106,142	220,418	212,769
Less comprehensive (loss) income attributable to the noncontrolling interest	(31)	330	218	907
Comprehensive income attributable to shareholders	$118,022	$105,812	$220,200	$211,862
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating Activities:
Net earnings	$108,755	$116,439	$202,322	$213,486
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for losses on accounts receivable	515	562	1,446	1,140
Deferred income tax expense (benefit)	7,261	(6,115)	12,854	3,781
Stock compensation expense	17,203	12,957	27,826	23,788
Depreciation and amortization	12,042	11,642	23,969	22,971
Other, net	(174)	(6)	(525)	30
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(73,142)	(48,344)	2,312	64,366
Increase in accounts payable and accrued expenses	52,623	51,422	34,299	36,078
Decrease in income taxes payable, net	(47,159)	(34,734)	(27,335)	(23,809)
Increase (decrease) in other current assets	3,290	1,361	(275)	(694)
Net cash from operating activities	81,214	105,184	276,893	341,137
Investing Activities:
Purchase of property and equipment	(20,380)	(13,279)	(33,141)	(27,314)
Other, net	40	4,414	(631)	3,855
Net cash from investing activities	(20,340)	(8,865)	(33,772)	(23,459)
Financing Activities:
Proceeds from issuance of common stock	51,501	48,488	96,866	90,123
Repurchases of common stock	(84,052)	(96,115)	(137,960)	(166,407)
Dividends paid	(75,726)	(73,000)	(75,726)	(73,000)
Net cash from financing activities	(108,277)	(120,627)	(116,820)	(149,284)
Effect of exchange rate changes on cash and cash equivalents	6,270	(9,345)	14,174	4,074
(Decrease) increase in cash and cash equivalents	(41,133)	(33,653)	140,475	172,468
Cash and cash equivalents at beginning of period	1,156,043	1,013,917	974,435	807,796
Cash and cash equivalents at end of period	$1,114,910	$980,264	$1,114,910	$980,264
Taxes Paid:
Income taxes	$103,508	$108,369	$132,654	$146,353
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
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $10,504 as of June 30, 2017 and $9,247 as of December 31, 2016. Additions and write-offs have not been significant in the periods presented.

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

Note 2. Share-Based Compensation
The Company has historically granted the majority of its share-based awards during the second quarter of each fiscal year. On May 2, 2017, shareholders approved the 2017 Omnibus Incentive Plan (2017 Plan), which made available 2.5 million shares of the Company's common stock in aggregate to be issued under any award type allowed by the 2017 Plan. In the second quarter of 2017, the Company awarded 583 restricted stock units (RSU) under the 2017 Plan to certain employees at a weighted-average grant date fair value of $54.04. The RSU vest annually over 3 years based on continued employment and are settled upon vesting in shares of the Company's common stock on a one-for-one basis. The value of an RSU grant is based on the Company's stock price on the date of grant. Additionally, in the second quarter of 2017 and 2016, respectively, 38 and 41 fully vested shares were granted to non-employee directors.
The Company also awarded 23 performance stock units (PSU) under the 2017 Plan. The PSU include performance conditions and a time-based vesting component. The final number of PSU will be determined using an adjustment factor of up to two times each PSU granted, depending on the degree of achievement of the designated performance targets. If the minimum performance thresholds are not achieved, no shares will be issued. Each PSU will convert to one share of the Company's common stock upon vesting.
RSU and PSU granted under the 2017 Plan have dividend equivalent rights, which entitle holders of RSU and PSU to the same dividend value per share as holders of common stock. Dividend equivalent rights are subject to the same vesting and other terms and conditions as the corresponding unvested RSU and PSU and are accumulated and paid in shares when the underlying awards vest.
Under the 2016 Stock Option Plan, 2,972 options were granted in the six months ended June 30, 2016, vesting over 3 years from the date of grant. The Company does not plan to grant stock options in 2017.
The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and none were issued in the six-month periods ended June 30, 2017 and 2016.
The Company recognizes stock compensation expense based on an estimate of the fair value of awards granted to employees and directors under the Company’s omnibus incentive, stock option, director restricted stock and employee stock purchase rights plans. This expense, adjusted for expected forfeitures, is recognized in net earnings on a straight-line basis over the service periods as salaries and related costs. RSU awards to certain employees meeting specific retirement eligibility criteria at the time of grant are expensed immediately, as there is no substantive service period associated with those awards. Approximately $4 million of stock compensation expense was recognized in the three and six-month periods ended June 30, 2017 for RSU grants meeting retirement eligibility criteria.
Beginning on January 1, 2017, the Company adopted accounting guidance requiring that, prospectively, excess tax benefits and deficiencies be recorded in income tax expense for vesting of RSU, stock option exercises, cancellations and disqualifying dispositions of employee stock purchase plan shares. Also, the Company has elected to continue to estimate forfeitures expected to occur in determining compensation cost to be recognized in each period.
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Six months ended June 30,
2016
Dividend yield	1.70%
Volatility - stock option plans	24 - 25%
Risk free interest rates	1.31%
Expected life (years) - stock option plans	5.50 - 6.50
Weighted average fair value of stock options granted during the period	$9.57
Total stock compensation expense and the total related tax benefit recognized are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock compensation expense	$17,203	$12,957	$27,826	$23,788
Recognized tax benefit	$3,663	$2,049	$5,876	$3,779

Note 3. Basic and Diluted Earnings per Share
Diluted earnings attributable to shareholders per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential shares represent outstanding stock options, including purchase options under the Company's employee stock purchase plan and unvested restricted stock units. Basic earnings attributable to shareholders per share is calculated using the weighted average number of common shares outstanding without taking into consideration dilutive potential common shares outstanding.
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended
	June 30,
(Amounts in thousands, except per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2017
Basic earnings attributable to shareholders	$108,851	180,012	$0.60
Effect of dilutive potential common shares	—	2,021	—
Diluted earnings attributable to shareholders	$108,851	182,033	$0.60
2016
Basic earnings attributable to shareholders	$116,052	181,753	$0.64
Effect of dilutive potential common shares	—	1,379	—
Diluted earnings attributable to shareholders	$116,052	183,132	$0.63

	Six months ended
	June 30,
(Amounts in thousands, except per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2017
Basic earnings attributable to shareholders	$202,115	180,037	$1.12
Effect of dilutive potential common shares	—	2,054	—
Diluted earnings attributable to shareholders	$202,115	182,091	$1.11
2016
Basic earnings attributable to shareholders	$212,636	181,882	$1.17
Effect of dilutive potential common shares	—	1,228	—
Diluted earnings attributable to shareholders	$212,636	183,110	$1.16
The following potential common shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Shares	3,002	9,602	3,001	10,632

Note 4. Components of Equity
The components of equity for the six months ended June 30, 2017 and 2016 are as follows:

	Shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2016	$1,844,638	2,575	1,847,213
Exercise of stock options	96,866	—	96,866
Shares repurchased under provisions of stock repurchase plans	(137,960)	—	(137,960)
Stock compensation expense	27,826	—	27,826
Net earnings	202,115	207	202,322
Other comprehensive income	18,085	11	18,096
Dividends paid ($0.42 per share)	(75,726)	—	(75,726)
Balance at June 30, 2017	$1,975,844	2,793	1,978,637

Balance at December 31, 2015	$1,691,993	2,683	1,694,676
Exercise of stock options	90,123	—	90,123
Shares repurchased under provisions of stock repurchase plans	(166,407)	—	(166,407)
Stock compensation expense	23,788	—	23,788
Tax benefits from stock plans, net	(2,444)	—	(2,444)
Net earnings	212,636	850	213,486
Other comprehensive (loss) income	(774)	57	(717)
Dividends paid ($0.40 per share)	(73,000)	—	(73,000)
Balance at June 30, 2016	$1,775,915	3,590	1,779,505
The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises and employee stock purchases. During the six-month periods ended June 30, 2017 and 2016, 1,651 and 1,654 shares were repurchased at an average price of $55.74 and $48.85 per share, respectively.
The Company also has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding stock down to 170 million shares of common stock. 831 shares were repurchased during the six-month period ended June 30, 2017 at an average price of $55.27 per share, and 1,759 shares were repurchased at an average price of $48.65 per share during the same period in 2016.
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

Note 5. Assets Held for Sale
In January 2017, the Company formally approved a plan to sell land and buildings located in Miami, Florida. The decision to sell these assets was largely based upon changes in local operational requirements and the Company's intended use of the property. The net book value of the property assets is $80 million, and is reported within the United States segment. In May 2017, the Company entered into an agreement for the sale that was subsequently terminated. The Company continues to market the land and buildings at a selling price which, after selling costs, is expected to exceed the net book value. As of June 30, 2017, these assets are being reported as held for sale and are classified in other current assets.
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

	June 30, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$496,126	496,126	406,787	406,787
Corporate commercial paper	573,722	574,037	507,777	507,889
Time deposits	45,062	45,062	59,871	59,871
Total cash and cash equivalents	$1,114,910	1,115,225	974,435	974,547
The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).
Note 7. Contingencies
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of June 30, 2017, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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
Financial information regarding the Company’s operations by geographic area is as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended June 30, 2017:
Revenues from unaffiliated customers	$452,217	62,554	23,463	620,050	157,698	259,533	96,764	—	1,672,279
Transfers between geographic areas	28,155	2,825	3,759	4,835	5,408	9,664	5,034	(59,680)	—
Total revenues	$480,372	65,379	27,222	624,885	163,106	269,197	101,798	(59,680)	1,672,279
Net revenues[1]	$250,027	28,173	14,008	120,959	38,228	80,896	30,286	1,056	563,633
Operating income	$64,265	12,317	2,246	58,093	12,513	13,419	5,390	(3)	168,240
Identifiable assets at period end	$1,487,582	129,830	48,064	576,655	129,002	437,628	207,191	6,804	3,022,756
Capital expenditures	$6,852	569	957	663	409	10,501	429	—	20,380
Depreciation and amortization	$7,731	386	300	1,362	556	1,227	480	—	12,042
Equity	$1,147,962	61,957	24,320	402,211	117,077	135,726	124,628	(35,244)	1,978,637
Three months ended June 30, 2016:
Revenues from unaffiliated customers	$417,735	56,674	21,169	517,489	151,890	229,882	80,325	—	1,475,164
Transfers between geographic areas	28,973	2,671	4,187	5,385	6,326	10,097	5,507	(63,146)	—
Total revenues	$446,708	59,345	25,356	522,874	158,216	239,979	85,832	(63,146)	1,475,164
Net revenues[1]	$232,860	30,815	14,468	122,117	46,257	77,639	28,975	(14)	553,117
Operating income	$67,214	9,600	3,836	61,721	18,354	11,838	6,315	(14)	178,864
Identifiable assets at period end	$1,343,669	84,358	58,570	471,832	118,352	378,859	225,877	5,938	2,687,455
Capital expenditures	$8,778	445	317	678	351	2,140	570	—	13,279
Depreciation and amortization	$7,366	380	288	1,388	543	1,188	489	—	11,642
Equity	$1,069,876	38,638	39,482	309,557	78,668	133,387	141,315	(31,418)	1,779,505

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
Six months ended June 30, 2017:
Revenues from unaffiliated customers	$878,236	122,453	45,566	1,186,478	304,938	490,990	188,750	—	3,217,411
Transfers between geographic areas	52,468	5,464	7,394	9,886	10,839	18,986	9,998	(115,035)	—
Total revenues	$930,704	127,917	52,960	1,196,364	315,777	509,976	198,748	(115,035)	3,217,411
Net revenues[1]	$480,812	53,966	28,924	232,792	76,223	156,854	60,017	1,650	1,091,238
Operating income	$116,611	17,368	5,697	111,445	25,737	25,065	12,433	(2)	314,354
Identifiable assets at period end	$1,487,582	129,830	48,064	576,655	129,002	437,628	207,191	6,804	3,022,756
Capital expenditures	$12,094	803	1,212	1,903	782	15,579	768	—	33,141
Depreciation and amortization	$15,484	758	620	2,682	1,087	2,398	940	—	23,969
Equity	$1,147,962	61,957	24,320	402,211	117,077	135,726	124,628	(35,244)	1,978,637
Six months ended June 30, 2016:
Revenues from unaffiliated customers	$825,561	108,780	41,233	1,014,721	288,308	451,779	163,254	—	2,893,636
Transfers between geographic areas	55,007	5,371	7,788	10,481	12,132	20,458	10,901	(122,138)	—
Total revenues	$880,568	114,151	49,021	1,025,202	300,440	472,237	174,155	(122,138)	2,893,636
Net revenues[1]	$453,558	58,193	28,201	232,908	85,775	152,180	59,382	(11)	1,070,186
Operating income	$115,419	16,891	7,688	116,939	34,045	24,091	15,628	(11)	330,690
Identifiable assets at period end	$1,343,669	84,358	58,570	471,832	118,352	378,859	225,877	5,938	2,687,455
Capital expenditures	$16,915	756	802	1,763	1,006	4,259	1,813	—	27,314
Depreciation and amortization	$14,698	744	541	2,707	1,055	2,286	940	—	22,971
Equity	$1,069,876	38,638	39,482	309,557	78,668	133,387	141,315	(31,418)	1,779,505
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

The following table presents the calculation of consolidated net revenues:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Total revenues	$1,672,279	$1,475,164	$3,217,411	$2,893,636
Expenses:
Airfreight services	499,418	403,419	942,822	792,196
Ocean freight and ocean services	385,927	323,699	751,990	646,719
Customs brokerage and other services	223,301	194,929	431,361	384,535
Net revenues	$563,633	$553,117	$1,091,238	$1,070,186

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS
Certain portions of this report on Form 10-Q including the sections entitled “Overview,” "Expeditors' Culture and Strategy," "International Trade and Competition," "Seasonality," “Critical Accounting Estimates,” "Recent Accounting Pronouncements," “Results of Operations,” “Currency and Other Risk Factors” and “Liquidity and Capital Resources” contain forward-looking statements. Words such as "will likely result," "are expected to," "would expect," "would not expect," "will continue," "is anticipated," "estimate," "project," "plan," "believe," "probable," "reasonably possible," "may," "could," "should," "intends," "foreseeable future" and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, and other characterizations of future events or circumstances are forward-looking statements. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. Attention should be given to the factors identified and discussed in the Company's annual report on Form 10-K filed on February 23, 2017.
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
International Trade and Competition
We operate in over 60 countries in the competitive global logistics industry and our activities are closely tied to the global economy. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, and laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to current tariffs and trade restrictions and accords. We cannot predict which, if any, of these proposals may be adopted or the effects the adoption of any such proposal will have on our business. Doing business in foreign locations also subjects us to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies concerning international trade, our business may also be negatively affected by political developments and changes in government personnel or policies in the United States and other countries, as well as economic turbulence, political unrest and security concerns in the nations in which we conduct business and the future impact that these events may have on international trade and oil prices.
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
Ocean carriers have incurred substantial operating losses in recent years, and many are highly leveraged with debt. These financial challenges resulted in the 2016 bankruptcy of one of the larger carriers in the market, as well as multiple carrier acquisitions and carrier alliance formations. Carriers continue to pursue scale and market share in an effort to reduce operating costs and improve their financial results. Additionally, while the overall global volumes have recently increased, carriers continue to take delivery of new and larger ships, which creates additional capacity. Consequently, when the market experiences seasonal peaks or any sort of disruption, the carriers react by increasing their pricing as quickly as possible. This carrier behavior creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.
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
A significant portion of our revenues is derived from customers in the retail and consumer technology industries whose shipping patterns are tied closely to consumer demand, and from customers in industries whose shipping patterns are dependent upon just-in-time production schedules. Therefore, the timing of our revenues are, to a large degree, impacted by factors out of our control, such as a sudden change in consumer demand for retail goods, product launches and/or manufacturing production delays. Additionally, many customers ship a significant portion of their goods at or near the end of a quarter and, therefore, we may not learn of a shortfall in revenues until late in a quarter.
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
At this stage of our assessment, we expect changes to the timing of recognition of our transportation and related services revenue as the standard requires revenue to be recognized as control is transferred to the customer over time. Under the current standard, our transportation revenue is recognized at the point in time freight is tendered to the direct carrier at origin. We are also evaluating whether we act as principal or an agent with regards to our promise to transfer services to the customer.
We are in the early stages of process and systems solution design changes and development to facilitate revenue recognition under the ASU. We will adopt the ASU standard using the modified retrospective transition method applied to those contracts which are not completed as of January 1, 2018. Upon adoption, we will recognize the cumulative effect of adopting the ASU as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted.
At this time, based on the nature of our operations, we do not believe that the adoption of the ASU will have a material impact on our results of operations, financial position and cash flows once implemented. However, we are continuing our assessment and a significant amount of effort will be required to complete the system development, design and process changes that will be required to comply with the ASU. We expect to complete our assessment of the impact towards the end of 2017.
In February 2016, the FASB issued an ASU changing the accounting for leases and including a requirement to record all leases on the consolidated balance sheet as assets and liabilities. The ASU will be effective for us beginning on January 1, 2019 and will be adopted using a modified retrospective transition. Adoption of the ASU will impact our consolidated balance sheets as future minimum lease payments under noncancelable leases totaled approximately $214 million as of June 30, 2017. We are currently evaluating the full impact that the adoption of this ASU will have on our consolidated financial statements and related disclosures.
Results of Operations
The following table shows the revenues and directly related expenses for our principal services and total net revenues (a non-GAAP measure calculated as revenues less directly related operating expenses attributable to our principal services) and our expenses for the three and six-month periods ended June 30, 2017 and 2016, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues when analyzing and discussing management's effectiveness in managing our principal services since total revenues earned by Expeditors as a freight consolidator include the carriers’ charges to us for carrying the shipment, whereas revenues earned by Expeditors in our other capacities include primarily the commissions and fees actually earned by us. Net revenue is one of our primary operational and financial measures and demonstrates our ability to manage sell rates to customers with our ability to concentrate and leverage our purchasing power through effective consolidation of shipments from multiple customers utilizing a variety of transportation carriers and optimal routings. Using net revenue also provides a commonality for comparison among various services.
The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
(in thousands)
Airfreight services:
Revenues	$671,868		$582,093		$1,287,413		$1,142,946
Expenses	499,418		403,419		942,822		792,196
Net revenues	172,450	31%	178,674	32%	344,591	31%	350,750	33%
Ocean freight services and ocean services:
Revenues	528,585		464,692		1,022,344		918,884
Expenses	385,927		323,699		751,990		646,719
Net revenues	142,658	25	140,993	26	270,354	25	272,165	25
Customs brokerage and other services:
Revenues	471,826		428,379		907,654		831,806
Expenses	223,301		194,929		431,361		384,535
Net revenues	248,525	44	233,450	42	476,293	44	447,271	42
Total net revenues	563,633	100	553,117	100	1,091,238	100	1,070,186	100
Overhead expenses:
Salaries and related costs	318,529	56	293,532	53	611,109	56	576,887	54
Other	76,864	14	80,721	15	165,775	15	162,609	15
Total overhead expenses	395,393	70	374,253	68	776,884	71	739,496	69
Operating income	168,240	30	178,864	32	314,354	29	330,690	31
Other income (expense), net	5,570	1	4,493	1	8,609	1	8,151	1
Earnings before income taxes	173,810	31	183,357	33	322,963	30	338,841	32
Income tax expense	65,055	12	66,918	12	120,641	11	125,355	12
Net earnings	108,755	19	116,439	21	202,322	19	213,486	20
Less net (loss) earnings attributable to the noncontrolling interest	(96)	—	387	—	207	—	850	—
Net earnings attributable to shareholders	$108,851	19%	$116,052	21%	$202,115	19%	$212,636	20%
Airfreight services:
Airfreight services revenues increased 15% and 13%, respectively, in the three and six-month periods ended June 30, 2017, as compared with the same periods for 2016, primarily due to 9% and 12% increases in tonnage and higher sell rates in response to market conditions. Airfreight services expenses increased 24% and 19%, respectively, in the three and six-month periods ended June 30, 2017, principally as a result of the increase in tonnage and higher buy rates due to tighter capacity caused by increased market demand.
Airfreight services net revenues decreased 3% for the three-month period ended June 30, 2017, as compared with the same period for 2016. This was principally due to a 17% decrease in net revenue per kilo, partially offset by the 9% tonnage growth. Average net revenue per kilo declined in most regions primarily due to competitive market conditions. Carriers in North Asia increased pricing significantly as a result of higher demand relative to available capacity. North America and Europe net revenues increased by 3% and 12%, respectively, while tonnage increased 8% and 14%. North Asia net revenues decreased 9% despite an increase in tonnage of 8%, principally due to higher average buy rates, which outpaced our increases in average sell rates. South Asia net revenues decreased 27% despite tonnage growth of 5%, primarily due to higher average buy rates and competitive market conditions, which resulted in lower average sell rates.
Airfreight services net revenues decreased 2% for the six-month period ended June 30, 2017, as compared with the same period for 2016. This was principally due to a 17% decrease in net revenue per kilo, offset by the 12% increase in tonnage. Average net revenue per kilo declined in most regions primarily due to competitive market conditions. Carriers in North Asia increased pricing significantly as a result of higher demand relative to available capacity. North America and Europe net revenues increased by 3% and 5%, respectively, while tonnage increased 10% in both segments. North Asia net revenues decreased 4% despite a tonnage increase of 14%, as a result of the factors discussed above. South Asia net revenues decreased 18% despite tonnage growth of 13% primarily due to lower average sell rates.
The global airfreight market is experiencing imbalances between carrier capacity and demand in certain lanes, which is resulting in higher average buy rates. Customers remain focused on improving supply-chain efficiency, reducing overall logistics costs by negotiating lower rates and utilizing ocean freight whenever possible. We expect these trends to continue in conjunction with carriers' efforts to manage available capacity. These conditions could be affected by new product launches during periods that have historically experienced higher demand. Historically, we have experienced lower airfreight margins in the fourth quarter as seasonal volumes increase and carriers correspondingly increase buy rates. These conditions, should they continue to occur, could create a higher degree of volatility in volumes and, ultimately, buy and sell rates.
Ocean freight and ocean services:
Ocean freight consolidation, direct ocean forwarding and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues increased 14% and 11%, respectively, for the three and six-month periods ended June 30, 2017, as compared with the same periods in 2016, primarily due to 4% and 5% increases in container volume and higher average sell rates to customers. Ocean freight and ocean services expenses increased 19% and 16%, respectively, for the three and six-month periods ended June 30, 2017, due to increased volumes and higher average buy rates as overall market demand increased and carriers managed available capacity.
Ocean freight and ocean services net revenues increased 1% and decreased 1%, respectively, for the three and six-month periods ended June 30, 2017, as compared with the same periods for 2016. The largest component of our ocean freight net revenue was derived from ocean freight consolidation, which represented 46% and 51% of ocean freight net revenue for the six-month periods ended June 30, 2017 and 2016, respectively.
Ocean freight consolidation net revenues decreased 10% in the second quarter of 2017, as compared with the same period in 2016, due primarily to a 13% decrease in net revenue per container, partially offset by a 4% increase in volume. Ocean freight consolidation net revenues decreased 10% for the six-month period ended June 30, 2017, as compared with the same period in 2016, due primarily to a 15% decrease in net revenue per container, partially offset by a 5% increase in volume. Direct ocean freight forwarding net revenues increased 11% and 7%, respectively, for the three and six-month periods ended June 30, 2017, as compared with the same periods in 2016, due to higher volumes. Order management net revenues increased 16% and 13%, respectively, for the three and six-month periods ended June 30, 2017, mostly resulting from higher volumes with new and existing customers primarily in North Asia.
North America ocean freight and ocean services net revenues decreased 4% and 5%, respectively, for the three and six-month periods ended June 30, 2017, primarily due to a decrease in ocean freight consolidation resulting from declining margins on imports. Europe net revenues decreased 10% in the second quarter and 9% in the first half of 2017 due primarily to lower net revenue per container. South Asia net revenues decreased 7% and 6%, respectively, in the second quarter and the first half of 2017 due primarily to lower net revenue per container. North Asia net revenues increased 12% and 6%, in the three and six-month periods of 2017, respectively, as increases in order management and direct ocean forwarding, resulting from higher volumes, more than offset lower ocean consolidation net revenues.
We expect that pricing volatility will continue as customers solicit bids and carriers adapt to changing market conditions, new alliances and liquidity challenges. These conditions could result in lower margins.
Customs brokerage and other services:
Customs brokerage and other services revenues increased 10% and 9%, respectively, for the three and six-month periods ended June 30, 2017, as compared with the same periods in 2016, primarily as a result of higher volumes in both customs brokerage and road freight services. Customs brokerage and other services expenses increased 15% and 12%, respectively, for the three and six-month periods ended June 30, 2017, as compared with the same periods in 2016, principally as a result of higher volumes.
Customs brokerage and other services net revenues increased 6% for both the three and six-month periods ended June 30, 2017, as compared with the same periods in 2016, primarily as a result of an increase in customs brokerage and road freight volumes, particularly in North America. Customers continue to seek out customs brokers, such as Expeditors, with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.
North America net revenues increased 10% and 9%, respectively, for the three and six-month periods ended June 30, 2017, as compared with the same periods for 2016, primarily as a result of higher volumes in customs brokerage and road freight services. Europe net revenues increased 5% and 7%, respectively, in the second quarter and first half of 2017 primarily due to higher customs brokerage and road freight services.
Overhead expenses:
Salaries and related costs increased 9% and 6%, respectively, for the three and six-month periods ended June 30, 2017, as compared with the same periods in 2016 due principally to an increase in the number of employees, primarily in North America, Europe, and South Asia, higher base salaries and benefits, and higher share-based compensation expense partially offset by reduced bonuses from lower operating income. The number of employees increased primarily to support the volume growth in our business operations and our continuing investments in information systems.
Historically, the relatively consistent relationship between salaries and net revenues has been the result of a compensation philosophy that has been maintained since the inception of our company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation occur in proportion to changes in our operating income, creating a direct alignment between corporate performance and shareholder interests. Bonuses to field and executive management for the six-month period ended June 30, 2017 were down 4% and 6%, respectively, as compared with the same period in 2016, primarily as a result of a 5% decrease in operating income. In 2017, we reduced senior executive management bonus pool allocations by 6% to help fund expansion of our strategic growth initiatives. Our management compensation programs have always been incentive-based and performance driven. Salaries and related costs increased 3% and 2%, respectively, to 56% of net revenues for both the three and six-month periods ended June 30, 2017 as compared to the same periods of 2016.
Because our management incentive compensation programs are also cumulative, generally no management bonuses can be paid unless the relevant business unit is, from inception, cumulatively profitable. Any operating losses must be offset in their entirety by operating profits before management is eligible for a bonus. Executive management, in limited circumstances, makes exceptions at the branch operating unit level. Since the most significant portion of management compensation comes from the incentive bonus programs, we believe that this cumulative feature is a disincentive to excessive risk taking by our managers. Due to the nature of our services, it has a short operating cycle. The outcome of any higher risk transactions, such as overriding established credit limits, would be known in a relatively short time frame. Management believes that when the potential and certain impact on the bonus is fully considered in light of this short operating cycle, the potential for short-term gains that could be generated by engaging in risky business practices is sufficiently mitigated to discourage excessive and inappropriate risk taking. Management believes that both the stability and the long-term growth in revenues, net revenues and net earnings are a result of the incentives inherent in our compensation programs.
Other overhead expenses decreased 5% for the three-month period, and increased 2% for the six-month period ended June 30, 2017, as compared with the same periods in 2016. We continue to invest in additional technology and facilities, which resulted in higher rent expense, technology-related fees and consulting costs. These increases were offset by the recovery of certain legal and related costs totaling $8 million for both the quarter and year-to date periods ended June 30, 2017 compared to $5 million in the same periods in 2016 and the favorable resolution of an indirect tax contingency of $6 million in the second quarter of 2017. We do not expect further recoveries in either matter. We will continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to explore new areas for profitable growth. Other overhead expenses as a percentage of net revenues for the three and six-month periods ended June 30, 2017 remained comparable with the same periods in 2016.
Income tax expense:
We pay income taxes in the United States and other jurisdictions. Our consolidated effective income tax rate was 37.4% for both the three and six-month periods ended June 30, 2017, and 36.5% and 37.0% for the same periods in 2016. Our effective tax rate is subject to variation and the rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on the effective tax rate is greater when pre-tax income is lower.

Currency and Other Risk Factors
The nature of our worldwide operations necessitates dealing with a multitude of currencies other than the U.S. dollar. This results in our being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or agency relationships have strict currency control regulations which influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three and six months ended June 30, 2017 and 2016 was insignificant. We had no foreign currency derivatives outstanding at June 30, 2017 and December 31, 2016. During the three and six-month periods ended June 30, 2017, total net foreign currency losses were approximately $4 million and $9 million, respectively. During the three and six-month periods ended June 30, 2016, net foreign currency gains were approximately $2 million and net foreign currency losses were $2 million, respectively.
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
Liquidity and Capital Resources
Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three and six months ended June 30, 2017 was $81 million and $277 million, respectively, as compared with $105 million and $341 million for the same periods in 2016. The decreases of $24 million and $64 million in the second quarter and first half of 2017, respectively, are primarily due to changes in working capital accounts and lower earnings. At June 30, 2017, working capital was $1,487 million, including cash and cash equivalents of $1,115 million. We had no long-term debt at June 30, 2017. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
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
Cash used in investing activities for the three and six months ended June 30, 2017 was $20 million and $34 million, as compared with $9 million and $23 million in the same periods of 2016. We had capital expenditures of $20 million and $33 million for the three and six-month periods ended June 30, 2017, as compared with $13 million and $27 million for the same periods in 2016, respectively. Capital expenditures in the three and six months ended June 30, 2017 related primarily to building construction and continuing investments in technology, office and warehouse furniture and equipment and building and leasehold improvements. Occasionally, we elect to purchase buildings to house staff and to facilitate the staging of customers’ freight. In 2016, we completed a land acquisition in Europe. Additional expenditures are expected to be made in 2017 and 2018 in connection with the construction of a building on this land. Total anticipated capital expenditures in 2017 are currently estimated to be $100 million. This includes routine capital expenditures, including the construction of the building in Europe, plus additional real estate development.
Cash used in financing activities during the three and six months ended June 30, 2017 was $108 million and $117 million, as compared with $121 million and $149 million for the same periods in 2016. We use the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to limit the growth in issued and outstanding shares. During the three and six months ended June 30, 2017, we used cash to repurchase 1.5 million and 2.5 million shares, respectively, to reduce the number of total outstanding shares, compared to 1.9 million and 3.4 million shares in the same periods in 2016.
We follow established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. Historically, our investment portfolio has not been adversely impacted by disruptions occurring in the credit markets. However, there can be no assurance that our investment portfolio will not be adversely affected in the future.
We maintain international unsecured bank lines of credit. At June 30, 2017, we were contingently liable for $71 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.
We typically enter into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. We only enter into agreements that management believes we can fulfill.
Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and needs to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At June 30, 2017, cash and cash equivalent balances of $632 million were held by our non-United States subsidiaries, of which $120 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States and, accordingly, a deferred tax liability has been accrued for all undistributed earnings, net of foreign related tax credits that are available to be repatriated.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks are primarily related to foreign exchange risk and changes in short-term interest rates. The potential impact of our exposure to these risks is presented below:
Foreign Exchange Risk
We conduct business in many different countries and currencies. Our business often results in billings issued in a country and currency which differs from that where the expenses related to the service are incurred. In the ordinary course of business, we create numerous intercompany transactions and may have receivables, payables and currencies that are not denominated in the local functional currency. This brings foreign exchange risk to our earnings. The principal foreign exchange risks to which Expeditors is exposed are in Chinese Yuan, Euro, Mexican Peso, Canadian Dollar and British Pound.
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the six months ended June 30, 2017, would have had the effect of raising operating income approximately $22 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $18 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the three and six months ended June 30, 2017 and 2016 was insignificant. During the three and six-month periods ended June 30, 2017, total net foreign currency losses were approximately $4 million and $9 million, respectively. During the three and six-month periods ended June 30, 2016, net foreign currency gains were approximately $2 million and net foreign currency losses were $2 million, respectively. We had no foreign currency derivatives outstanding at June 30, 2017 and December 31, 2016. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of June 30, 2017, we had approximately $41 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.
Interest Rate Risk
At June 30, 2017, we had cash and cash equivalents of $1,115 million, of which $619 million was invested at various short-term market interest rates. We had no long-term debt at June 30, 2017. A hypothetical change in the interest rate of 10 basis points at June 30, 2017 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the second quarter of 2017.
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
In the next two fiscal years we will adopt two significant new accounting standards related to revenue recognition and accounting for leases. The adoption of these accounting standards will require changes to existing processes and systems that are an integral part of our internal controls and will require testing for operating effectiveness.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Expeditors is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on our operations, cash flows or financial position. As of June 30, 2017, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.
Item 1A. Risk Factors
There have been no material changes in Expeditors' risk factors from those disclosed in our annual report on Form 10-K filed on February 23, 2017 other than the following:

Network Continuity and Cybersecurity
As Expeditors and our customers continue to increase reliance on systems and as additional features are added, the risks also increase. Any significant disruptions to our global systems, significant service providers or the Internet for any reason, which could include equipment or network failures; co-location facility failures; power outages; sabotage; employee error or other actions; cyber-attacks (such as those recently experienced in our industry) or other security breaches; reliance on third party technology; geo-political activity or natural disasters; all of which could have a material negative effect on our results. This could include loss of revenue; customers; business disruptions (such as the inability to process shipments); loss of property, including trade secrets and confidential information; legal claims and proceedings; reporting delays or errors; service provider disruptions; interference with regulatory reporting; significant remediation costs; an increase in costs to protect our systems and technology; or damage to our reputation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2017	—	$—	—	15,320,406
May 1-31, 2017	290,540	54.49	290,540	15,522,157
June 1-30, 2017	1,237,196	55.14	1,237,196	14,311,565
Total	1,527,736	$55.02	1,527,736	14,311,565
In November 1993, Expeditors' Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing our common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of our common stock. This authorization has no expiration date. This plan was initially disclosed in our annual report on Form 10-K filed on March 31, 1995. In the second quarter of 2017, 696,425 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.
In November 2001, under a Discretionary Stock Repurchase Plan, Expeditors' Board of Directors authorized the repurchase of our common stock in the open market to reduce the issued and outstanding stock down to 200 million shares. In February 2014, the Board of Directors authorized repurchases down to 190 million shares of common stock. In February and August 2015 and May 2016, the Board of Directors further authorized repurchases down to 188 million, 180 million and 170 million, respectively. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. In the second quarter of 2017, 831,311 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan.

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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

August 8, 2017	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

August 8, 2017	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer