Form 10-Q
period 2017-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2017-11-07
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes ☐ No ☒
At November 3, 2017, the number of shares outstanding of the issuer’s Common Stock was 177,702,850.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2017	December 31, 2016
Current Assets:
Cash and cash equivalents	$1,033,444	$974,435
Accounts receivable, less allowance for doubtful accounts of $11,217 at September 30, 2017 and $9,247 at December 31, 2016	1,349,854	1,190,130
Other	135,623	54,014
Total current assets	2,518,921	2,218,579
Property and equipment, less accumulated depreciation and amortization of $413,219 at September 30, 2017 and $406,652 at December 31, 2016	513,070	536,572
Goodwill	7,927	7,927
Other assets, net	28,963	27,793
Total assets	$3,068,881	$2,790,871
Current Liabilities:
Accounts payable	$836,055	$726,571
Accrued expenses, primarily salaries and related costs	216,146	185,502
Federal, state and foreign income taxes	23,853	17,858
Total current liabilities	1,076,054	929,931
Deferred Federal and state income taxes	11,746	13,727

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding 177,559 shares at September 30, 2017 and 179,857 shares at December 31, 2016	1,776	1,799
Additional paid-in capital	1,464	2,642
Retained earnings	2,053,723	1,944,789
Accumulated other comprehensive loss	(78,960)	(104,592)
Total shareholders’ equity	1,978,003	1,844,638
Noncontrolling interest	3,078	2,575
Total equity	1,981,081	1,847,213
Total liabilities and equity	$3,068,881	$2,790,871
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Airfreight services	$735,164	$621,566	$2,022,577	$1,764,512
Ocean freight and ocean services	563,386	495,460	1,585,730	1,414,344
Customs brokerage and other services	503,616	445,368	1,411,270	1,277,174
Total revenues	1,802,166	1,562,394	5,019,577	4,456,030
Operating Expenses:
Airfreight services	547,595	444,359	1,490,417	1,236,555
Ocean freight and ocean services	411,061	359,991	1,163,051	1,006,710
Customs brokerage and other services	244,368	212,785	675,729	597,320
Salaries and related costs	319,050	291,204	930,159	868,091
Rent and occupancy costs	30,533	27,091	87,826	81,029
Depreciation and amortization	12,272	11,882	36,241	34,853
Selling and promotion	10,608	10,134	32,476	29,817
Other	39,784	37,685	102,429	103,702
Total operating expenses	1,615,271	1,395,131	4,518,328	3,958,077
Operating income	186,895	167,263	501,249	497,953
Other Income (Expense):
Interest income	3,444	2,924	9,565	8,593
Other, net	96	925	2,584	3,407
Other income (expense), net	3,540	3,849	12,149	12,000
Earnings before income taxes	190,435	171,112	513,398	509,953
Income tax expense	69,829	63,163	190,470	188,518
Net earnings	120,606	107,949	322,928	321,435
Less net earnings attributable to the noncontrolling interest	343	368	550	1,218
Net earnings attributable to shareholders	$120,263	$107,581	$322,378	$320,217
Diluted earnings attributable to shareholders per share	$0.66	$0.59	$1.77	$1.75
Basic earnings attributable to shareholders per share	$0.67	$0.59	$1.79	$1.76
Dividends declared and paid per common share	$—	$—	$0.42	$0.40
Weighted average diluted shares outstanding	181,788	182,692	181,951	182,958
Weighted average basic shares outstanding	179,416	181,177	179,827	181,645
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net earnings	$120,606	$107,949	$322,928	$321,435
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $4,128 and $202 for the three months ended September 30, 2017 and 2016 and $14,019 and $223 for the nine months ended September 30, 2017 and 2016	7,489	260	25,585	(457)
Other comprehensive income (loss)	7,489	260	25,585	(457)
Comprehensive income	128,095	108,209	348,513	320,978
Less comprehensive income attributable to the noncontrolling interest	285	260	503	1,167
Comprehensive income attributable to shareholders	$127,810	$107,949	$348,010	$319,811
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating Activities:
Net earnings	$120,606	$107,949	$322,928	$321,435
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for losses on accounts receivable	1,741	1,321	3,187	2,461
Deferred income tax (benefit) expense	(28,854)	(1,439)	(16,000)	2,342
Stock compensation expense	11,210	10,476	39,036	34,264
Depreciation and amortization	12,272	11,882	36,241	34,853
Other, net	377	11	(148)	41
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(126,102)	(58,279)	(123,790)	6,087
Increase in accounts payable and accrued expenses	61,833	38,070	96,132	74,148
Increase (decrease) in income taxes payable, net	38,149	7,197	10,814	(16,612)
Increase in other current assets	(5,872)	(1,395)	(6,147)	(2,089)
Net cash from operating activities	85,360	115,793	362,253	456,930
Investing Activities:
Purchase of property and equipment	(34,462)	(12,659)	(67,603)	(39,973)
Other, net	(261)	1,617	(892)	5,472
Net cash from investing activities	(34,723)	(11,042)	(68,495)	(34,501)
Financing Activities:
Proceeds from issuance of common stock	65,915	57,522	162,781	147,645
Repurchases of common stock	(202,776)	(101,690)	(340,736)	(268,097)
Dividends paid	—	—	(75,726)	(73,000)
Net cash from financing activities	(136,861)	(44,168)	(253,681)	(193,452)
Effect of exchange rate changes on cash and cash equivalents	4,758	1,853	18,932	5,927
(Decrease) increase in cash and cash equivalents	(81,466)	62,436	59,009	234,904
Cash and cash equivalents at beginning of period	1,114,910	980,264	974,435	807,796
Cash and cash equivalents at end of period	$1,033,444	$1,042,700	$1,033,444	$1,042,700
Taxes Paid:
Income taxes	$58,257	$58,696	$190,911	$205,049
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
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $11,217 as of September 30, 2017 and $9,247 as of December 31, 2016. Additions and write-offs have not been significant in the periods presented.

C.	Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company uses estimates primarily in the following areas: accounts receivable valuation, accrual of costs related to ancillary services the Company provides, accrual of liabilities for the portion of the related exposure that the Company has self-insured, accrual of various tax liabilities, accrual of loss contingencies and calculation of share-based compensation expense. Actual results could differ from those estimates.

Note 2. Share-Based Compensation
The Company has historically granted the majority of its share-based awards during the second quarter of each fiscal year. On May 2, 2017, shareholders approved the 2017 Omnibus Incentive Plan (2017 Plan), which made available 2,500 shares of the Company's common stock in aggregate to be issued under any award type allowed by the 2017 Plan. In the nine-month period ended September 30, 2017, the Company awarded 583 restricted stock units (RSU) under the 2017 Plan to certain employees at a weighted-average grant date fair value of $54.04. The RSU vest annually over 3 years based on continued employment and are settled upon vesting in shares of the Company's common stock on a one-for-one basis. The value of an RSU grant is based on the Company's stock price on the date of grant. Additionally, in the second quarter of 2017 and 2016, respectively, 38 and 41 fully vested shares were granted to non-employee directors.
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
Under the 2016 Stock Option Plan, 2,973 options were granted in the nine months ended September 30, 2016, vesting over 3 years from the date of grant. The Company does not plan to grant stock options in 2017.
The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and 682 and 703 were issued in the nine-month periods ended September 30, 2017 and 2016, respectively. The fair value of the employee stock purchase rights granted was $11.69 and $10.99 per share for the quarters ended September 30, 2017 and 2016, respectively.
The Company recognizes stock compensation expense based on an estimate of the fair value of awards granted to employees and directors under the Company’s omnibus incentive, stock option, director restricted stock and employee stock purchase rights plans. This expense, adjusted for expected forfeitures, is recognized in net earnings on a straight-line basis over the service periods as salaries and related expenses. RSU awards to certain employees meeting specific retirement eligibility criteria at the time of grant are expensed immediately, as there is no substantive service period associated with those awards. Approximately $4 million of stock compensation expense was recognized in the second quarter of 2017 for RSU grants meeting retirement eligibility criteria.
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
Total stock compensation expense and the total related tax benefit recognized are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock compensation expense	$11,210	$10,476	$39,036	$34,264
Recognized tax benefit	$2,311	$2,149	$8,187	$5,928

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
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended
	September 30,
(Amounts in thousands, except per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2017
Basic earnings attributable to shareholders	$120,263	179,416	$0.67
Effect of dilutive potential common shares	—	2,372	—
Diluted earnings attributable to shareholders	$120,263	181,788	$0.66
2016
Basic earnings attributable to shareholders	$107,581	181,177	$0.59
Effect of dilutive potential common shares	—	1,515	—
Diluted earnings attributable to shareholders	$107,581	182,692	$0.59

	Nine months ended
	September 30,
(Amounts in thousands, except per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2017
Basic earnings attributable to shareholders	$322,378	179,827	$1.79
Effect of dilutive potential common shares	—	2,124	—
Diluted earnings attributable to shareholders	$322,378	181,951	$1.77
2016
Basic earnings attributable to shareholders	$320,217	181,645	$1.76
Effect of dilutive potential common shares	—	1,313	—
Diluted earnings attributable to shareholders	$320,217	182,958	$1.75
The following potential common shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Shares	1	8,646	1,233	9,516

Note 4. Components of Equity
The components of equity for the nine months ended September 30, 2017 and 2016 are as follows:

	Shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2016	$1,844,638	2,575	1,847,213
Exercise of stock options	134,014	—	134,014
Issuance of shares under stock purchase plan	28,767	—	28,767
Shares repurchased under provisions of stock repurchase plans	(340,736)	—	(340,736)
Stock compensation expense	39,036	—	39,036
Net earnings	322,378	550	322,928
Other comprehensive income (loss)	25,632	(47)	25,585
Dividends paid ($0.42 per share)	(75,726)	—	(75,726)
Balance at September 30, 2017	$1,978,003	3,078	1,981,081

Balance at December 31, 2015	$1,691,993	2,683	1,694,676
Exercise of stock options	119,509	—	119,509
Issuance of shares under stock purchase plan	28,136		28,136
Shares repurchased under provisions of stock repurchase plans	(268,097)	—	(268,097)
Stock compensation expense	34,264	—	34,264
Tax benefits from stock plans, net	(2,533)	—	(2,533)
Net earnings	320,217	1,218	321,435
Other comprehensive loss	(406)	(51)	(457)
Dividends paid ($0.40 per share)	(73,000)	—	(73,000)
Balance at September 30, 2016	$1,850,083	3,850	1,853,933
The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises and employee stock purchases. During the nine-month periods ended September 30, 2017 and 2016, 2,902 and 2,822 shares were repurchased at an average price of $55.58 and $49.84 per share, respectively.
The Company also has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding stock down to 170 million shares of common stock. During the nine-month periods ended September 30, 2017 and 2016, 3,189 and 2,579 shares were repurchased at an average price of $56.26 and $49.41 per share, respectively.
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
Subsequent to the end of the third quarter, on November 7, 2017, the Board of Directors declared a semi-annual dividend of $0.42 per share payable on December 15, 2017 to shareholders of record as of December 1, 2017.

Note 5. Assets Held for Sale
In January 2017, the Company formally approved a plan to sell land and buildings located in Miami, Florida. The decision to sell these assets was largely based upon changes in local operational requirements and the Company's intended use of the property. The net book value of the property assets is $80 million, and is reported within the United States segment. The Company continues to market the land and buildings at a selling price which, after selling costs, is expected to exceed the net book value. As of September 30, 2017, these assets are being reported as held for sale and are classified in other current assets.
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
Cash and cash equivalents consist of the following:

	September 30, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$385,432	385,432	406,787	406,787
Corporate commercial paper	613,433	613,825	507,777	507,889
Time deposits	34,579	34,579	59,871	59,871
Total cash and cash equivalents	$1,033,444	1,033,836	974,435	974,547
The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).
Note 7. Commitments
The Company generally enters into short-term, unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. Historically, the Company has met these obligations in the normal course of business within one year. Purchase obligations outstanding as of September 30, 2017 totaled $62 million.
Additionally, the Company occupies offices and warehouse facilities under terms of operating leases expiring up to 2028. At September 30, 2017, future minimum annual lease payments under all noncancelable leases are as follows:

2017	$16,984
2018	65,813
2019	53,209
2020	41,565
2021	27,696
Thereafter	47,009
$252,276

Note 8. Contingencies
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of September 30, 2017, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

Note 9. Business Segment Information
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
Financial information regarding the Company’s operations by geographic area is as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended September 30, 2017:
Revenues from unaffiliated customers	$476,575	65,544	24,181	686,915	170,225	273,606	105,120	—	1,802,166
Transfers between geographic areas	26,888	2,782	3,679	5,253	5,681	10,302	5,318	(59,903)	—
Total revenues	$503,463	68,326	27,860	692,168	175,906	283,908	110,438	(59,903)	1,802,166
Net revenues[1]	$257,030	30,664	14,710	138,667	41,411	85,390	29,956	1,314	599,142
Operating income	$74,645	9,215	2,652	72,070	11,697	11,124	5,495	(3)	186,895
Identifiable assets at period end	$1,636,293	100,651	52,238	446,826	143,893	473,509	212,210	3,261	3,068,881
Capital expenditures	$7,398	263	2,436	589	390	23,138	248	—	34,462
Depreciation and amortization	$7,905	405	310	1,313	569	1,309	461	—	12,272
Equity	$1,345,266	52,212	25,709	231,831	102,477	139,688	119,649	(35,751)	1,981,081
Three months ended September 30, 2016:
Revenues from unaffiliated customers	$423,362	56,747	21,592	590,622	154,156	228,256	87,659	—	1,562,394
Transfers between geographic areas	24,610	2,770	3,724	5,368	6,206	9,938	5,551	(58,167)	—
Total revenues	$447,972	59,517	25,316	595,990	160,362	238,194	93,210	(58,167)	1,562,394
Net revenues[1]	$229,773	30,211	14,063	124,251	42,711	74,888	29,363	(1)	545,259
Operating income	$69,457	6,200	3,328	59,682	14,045	7,018	7,534	(1)	167,263
Identifiable assets at period end	$1,410,287	95,390	56,192	480,587	117,333	388,543	237,104	8,788	2,794,224
Capital expenditures	$8,319	720	139	739	319	2,127	296	—	12,659
Depreciation and amortization	$7,566	369	328	1,404	594	1,116	505	—	11,882
Equity	$1,145,293	41,542	37,765	293,383	87,926	129,989	150,395	(32,360)	1,853,933

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
Nine months ended September 30, 2017:
Revenues from unaffiliated customers	$1,354,811	187,997	69,747	1,873,393	475,163	764,596	293,870	—	5,019,577
Transfers between geographic areas	79,356	8,246	11,073	15,139	16,520	29,288	15,316	(174,938)	—
Total revenues	$1,434,167	196,243	80,820	1,888,532	491,683	793,884	309,186	(174,938)	5,019,577
Net revenues[1]	$737,842	84,630	43,634	371,459	117,634	242,244	89,973	2,964	1,690,380
Operating income	$191,256	26,583	8,349	183,515	37,434	36,189	17,928	(5)	501,249
Identifiable assets at period end	$1,636,293	100,651	52,238	446,826	143,893	473,509	212,210	3,261	3,068,881
Capital expenditures	$19,492	1,066	3,648	2,492	1,172	38,717	1,016	—	67,603
Depreciation and amortization	$23,389	1,163	930	3,995	1,656	3,707	1,401	—	36,241
Equity	$1,345,266	52,212	25,709	231,831	102,477	139,688	119,649	(35,751)	1,981,081
Nine months ended September 30, 2016:
Revenues from unaffiliated customers	$1,248,923	165,527	62,825	1,605,343	442,464	680,035	250,913	—	4,456,030
Transfers between geographic areas	79,617	8,141	11,512	15,849	18,338	30,396	16,452	(180,305)	—
Total revenues	$1,328,540	173,668	74,337	1,621,192	460,802	710,431	267,365	(180,305)	4,456,030
Net revenues[1]	$683,331	88,404	42,264	357,159	128,486	227,068	88,745	(12)	1,615,445
Operating income	$184,876	23,091	11,016	176,621	48,090	31,109	23,162	(12)	497,953
Identifiable assets at period end	$1,410,287	95,390	56,192	480,587	117,333	388,543	237,104	8,788	2,794,224
Capital expenditures	$25,234	1,476	941	2,502	1,325	6,386	2,109	—	39,973
Depreciation and amortization	$22,264	1,113	869	4,111	1,649	3,402	1,445	—	34,853
Equity	$1,145,293	41,542	37,765	293,383	87,926	129,989	150,395	(32,360)	1,853,933
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

The following table presents the calculation of consolidated net revenues:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Total revenues	$1,802,166	$1,562,394	$5,019,577	$4,456,030
Expenses:
Airfreight services	547,595	444,359	1,490,417	1,236,555
Ocean freight and ocean services	411,061	359,991	1,163,051	1,006,710
Customs brokerage and other services	244,368	212,785	675,729	597,320
Net revenues	$599,142	$545,259	$1,690,380	$1,615,445

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
Overview
Expeditors International of Washington, Inc. (herein referred to as "Expeditors," the "Company," "we," "us," "our") is a global logistics company. Our services include air and ocean freight consolidation and forwarding, customs brokerage, warehousing and distribution, purchase order management, vendor consolidation, time-definite transportation services, cargo insurance and other logistics solutions. We do not compete for overnight courier or small parcel business. As a non-asset based carrier, we do not own or operate transportation assets.
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
In most cases, we act as an indirect carrier. When acting as an indirect carrier, we issue a House Airway Bill (HAWB), a House Ocean Bill of Lading (HOBL) or a House Seaway Bill to customers as the contract of carriage. In turn, when the freight is physically tendered to a direct carrier, we receive a contract of carriage known as a Master Airway Bill for airfreight shipments and a Master Ocean Bill of Lading for ocean shipments. In these transactions, we evaluate whether it is appropriate to record the gross or net amount as revenue. Generally, revenue is recorded on a gross basis when we are the primary obligor, are obligated to compensate direct carriers for services performed regardless of whether customers accept the service, have latitude in establishing price, have discretion in selecting the direct carrier, have credit risk or have several but not all of these indicators. Revenue is generally recorded on a net basis where we are not primarily obligated and do not have latitude in establishing prices. Such amounts earned are determined using a fixed fee, a per unit of activity fee or a combination thereof.
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
We manage our company along five geographic areas of responsibility: Americas; North Asia; South Asia; Europe; and Middle East, Africa and India (MAIR). Each area is divided into sub-regions that are composed of operating units with individual profit and loss responsibility. Our business involves shipments between operating units and typically touches more than one geographic area. The nature of the international logistics business necessitates a high degree of communication and cooperation among operating units. Because of this inter-relationship between operating units, it is very difficult to examine any one geographic area and draw meaningful conclusions as to its contribution to our overall success on a stand-alone basis.
Our operating units share revenue using the same arms-length pricing methodologies that we use when our offices transact business with independent agents. Certain costs are allocated among the segments based on the relative value of the underlying services, which can include allocation based on actual costs incurred or estimated cost plus a profit margin. Our strategy closely links compensation with operating unit profitability which includes shared revenues and allocated costs. Therefore, individual success is closely linked to cooperation with other operating units within our network.
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
Expeditors' Culture and Strategy
From the inception of our company, management has believed that the elements required for a successful global service organization can only be assured through recruiting, training, and ultimately retaining superior personnel. We believe that our greatest challenge is now and always has been perpetuating a consistent global corporate culture that demands:

•	Total dedication, first and foremost, to providing superior customer service;

•	Compliance with our policies and procedures and government regulations;

•	Aggressive marketing of all of our service offerings;

•	A positive, safe work environment that is inclusive and free from discrimination and harassment;

•	Ongoing development of key employees and management personnel via formal and informal means;

•	Creation of unlimited advancement opportunities for employees dedicated to hard work, personal growth and continuous improvement;

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

We reinforce these values with a compensation system that rewards employees for profitably managing the things they can control. This compensation system has been in place since we became a publicly traded company. There is no limit to how much a key manager can be compensated for success. We believe in a “real world” environment where the employees of our operating units are held accountable for the profit implications of their decisions. If these decisions result in operating losses, management generally must make up these losses with future operating profits, in the aggregate, before any cash incentive compensation can be earned. Executive management, in limited circumstances, makes exceptions at the branch operating unit level. At the same time, our policies, processes and relevant training focus on such things as cargo management, risk mitigation, service provider management, compliance, accounts receivable collection, cash flow and credit soundness in an attempt to help managers avoid the kinds of errors that might end a career.
We believe that failure to perpetuate our unique culture on a self-sustained basis throughout our organization may pose a greater threat to our continued success than any external force, which likely would be largely beyond our control. We believe that it is nearly impossible to predict events that, individually or in the aggregate, could have a positive or a negative impact on our future operations. As a result, management's focus is on building and maintaining a global corporate culture and an environment in which well-trained employees and managers are prepared to identify and react to changes as they develop and thereby help us adapt and thrive as major trends emerge.
Our business growth strategy emphasizes a focus on the right markets and, within each market, on the right customers to drive profitable business growth. Expeditors' teams are aligned on the specific markets; on the targeted accounts within those markets; and on ways that we can continue to differentiate ourselves from our competitors.
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
The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. Our pricing and terms continue to be pressured by uncertainty in global trade and economic conditions, concerns over volatile fuel costs, disruptions in port services, political unrest and fluctuating currency exchange rates. We expect these operating and competitive conditions to continue.
Ocean carriers have incurred substantial operating losses in recent years, and many are highly leveraged with debt. These financial challenges resulted in the 2016 bankruptcy of a major carrier, as well as multiple carrier acquisitions and carrier alliance formations. Carriers continue to pursue scale and market share in an effort to reduce operating costs and improve their financial results. Additionally, while overall global demand has recently increased, carriers continue to take delivery of new and larger ships, which creates additional capacity. When the market experiences seasonal peaks or any sort of disruption, the carriers react by increasing their pricing as quickly as possible. This carrier behavior creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.
The global economic environment and trade growth remain uncertain. We cannot predict what impact this may have on our operating results, freight volumes, pricing, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or on changes in competitors' behavior. Additionally, we cannot predict the direct or indirect impact that changes in consumer purchasing behavior, such as online shopping, could have on our business.
Seasonality
Historically, our operating results have been subject to seasonal demand trends with the first quarter being the weakest and the third and fourth quarters being the strongest; however, there is no assurance this seasonal trend will occur in the future. This pattern has been the result of, or influenced by, numerous factors, including weather patterns, national holidays, consumer demand, new product launches, economic conditions and a myriad of other similar and subtle forces. In addition, this historical quarterly trend has been influenced by the growth and diversification of our international network and service offerings.
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
Recent Accounting Pronouncements
Revenue recognition
In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update amending existing revenue recognition guidance and requiring related detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of our revenues and cash flows arising from contracts with customers. The standard is effective for us beginning on January 1, 2018. We formed a cross-functional project team that is in the process of evaluating the adoption impacts for each of our products and services.
Under the current standard, our transportation revenue is recognized at the point in time freight is tendered to the direct carrier at origin. Under the new standard, our transportation and related services revenue will be recognized over time as control is transferred to the customer. We expect to defer more revenues under the new standard. We are also evaluating whether we act as principal or an agent with regards to our promise to transfer services to the customer and we expect the presentation to change for certain of our services from net to gross revenue amounts.
We are developing and implementing systems solutions and process changes to facilitate revenue recognition under the new standard. We are also identifying and designing changes to our internal controls to support the adoption. We will adopt this standard using the modified retrospective transition method applied to those contracts that are not completed as of January 1, 2018. Upon adoption, we will recognize the cumulative effect of adopting as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted.
At this time, based on the nature of our operations and the short transit time of most of our transportation services, we do not believe that the adoption of the standard will have a material impact on our results of operations, financial position and cash flows once implemented. As we work towards completing our assessment, we continue to design and implement necessary process and system changes around gathering the data required to quantify the impact of the adoption and to comply with the new standard. We expect to complete our assessment of the impact towards the end of 2017.
Leases
In February 2016, the FASB issued an Accounting Standard Update changing the accounting for leases and includes a requirement to record all leases exceeding one year on the consolidated balance sheet as assets and liabilities. The new lease standard will be effective for us beginning on January 1, 2019 and will be adopted using a modified retrospective transition. Adoption will impact our consolidated balance sheets as future minimum lease payments under noncancelable leases totaled approximately $252 million as of September 30, 2017. We are currently evaluating our existing lease portfolios, including accumulating all of the necessary information required to properly evaluate and account for the leases under this new standard. Additionally, we are beginning the implementation of an enterprise-wide lease management system that, along with accompanying process changes, will assist us in the accounting and internal control changes necessary to meet the reporting and disclosure requirements of the new standard when it becomes effective.
Results of Operations
The following table shows the revenues and directly related expenses for our principal services and total net revenues (a non-GAAP measure calculated as revenues less directly related operating expenses attributable to our principal services) and our expenses for the three and nine-month periods ended September 30, 2017 and 2016, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues when analyzing and discussing management's effectiveness in managing our principal services since total revenues earned by Expeditors as a freight consolidator include the carriers’ charges to us for carrying the shipment, whereas revenues earned by Expeditors in our other capacities include primarily the commissions and fees actually earned by us. Net revenue is one of our primary operational and financial measures and demonstrates our ability to manage sell rates to customers with our ability to concentrate and leverage our purchasing power through effective consolidation of shipments from multiple customers utilizing a variety of transportation carriers and optimal routings. Using net revenue also provides a commonality for comparison among various services.
The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
(in thousands)
Airfreight services:
Revenues	$735,164		$621,566		$2,022,577		$1,764,512
Expenses	547,595		444,359		1,490,417		1,236,555
Net revenues	187,569	31%	177,207	32%	532,160	31%	527,957	33%
Ocean freight services and ocean services:
Revenues	563,386		495,460		1,585,730		1,414,344
Expenses	411,061		359,991		1,163,051		1,006,710
Net revenues	152,325	26	135,469	25	422,679	25	407,634	25
Customs brokerage and other services:
Revenues	503,616		445,368		1,411,270		1,277,174
Expenses	244,368		212,785		675,729		597,320
Net revenues	259,248	43	232,583	43	735,541	44	679,854	42
Total net revenues	599,142	100	545,259	100	1,690,380	100	1,615,445	100
Overhead expenses:
Salaries and related costs	319,050	53	291,204	53	930,159	55	868,091	54
Other	93,197	16	86,792	16	258,972	15	249,401	15
Total overhead expenses	412,247	69	377,996	69	1,189,131	70	1,117,492	69
Operating income	186,895	31	167,263	31	501,249	30	497,953	31
Other income (expense), net	3,540	1	3,849	—	12,149	1	12,000	1
Earnings before income taxes	190,435	32	171,112	31	513,398	31	509,953	32
Income tax expense	69,829	12	63,163	11	190,470	12	188,518	12
Net earnings	120,606	20	107,949	20	322,928	19	321,435	20
Less net earnings attributable to the noncontrolling interest	343	—	368	—	550	—	1,218	—
Net earnings attributable to shareholders	$120,263	20%	$107,581	20%	$322,378	19%	$320,217	20%
Airfreight services:
Airfreight services revenues increased 18% and 15%, respectively, in the three and nine-month periods ended September 30, 2017, as compared with the same periods for 2016, primarily due to a 12% growth in tonnage in both periods and higher sell rates in response to increased buy rates resulting from higher overall market demand. Airfreight services expenses increased 23% and 21%, respectively, in the three and nine-month periods ended September 30, 2017, principally as a result of the increase in tonnage and higher buy rates due to tighter carrier capacity.
Airfreight services net revenues increased 6% for the three-month period ended September 30, 2017, as compared with the same period for 2016. This was principally due to 12% tonnage growth, partially offset by a 5% decrease in net revenue per kilo. Europe, North America, and North Asia net revenues increased by 20%, 8%, and 7%, respectively, while tonnage increased 13%, 19%, and 6%. Europe's average net revenue per kilo improved primarily due to the increases in average sell rates. Average net revenue per kilo declined in North America primarily due to competitive market conditions, which resulted in lower average sell rates. South Asia net revenues decreased 19% despite tonnage growth of 6%, primarily due to higher average buy rates. Carriers in South Asia increased pricing significantly as a result of higher demand relative to available capacity.
Airfreight services net revenues increased 1% for the nine-month period ended September 30, 2017, as compared with the same period for 2016. This was principally due to a 12% increase in tonnage, mostly offset by a 13% decrease in net revenue per kilo. Average net revenue per kilo declined in most regions primarily due to competitive market conditions and tight carrier capacity. Carriers in North Asia and South Asia increased pricing significantly as a result of higher demand relative to available capacity. North America and Europe net revenues increased by 4% and 10%, respectively, while tonnage increased 13% and 11%, respectively. North Asia net revenues remained flat, despite tonnage growth of 11%, due principally to higher average buy rates. South Asia net revenues decreased 18% despite tonnage growth of 10% primarily due to lower average sell rates and higher average buy rates.
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
Ocean freight and ocean services:
Ocean freight consolidation, direct ocean forwarding and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues increased 14% and 12%, respectively, for the three and nine-month periods ended September 30, 2017, as compared with the same periods in 2016, primarily due to 4% and 5% increases in container volume and higher average sell rates to customers. Ocean freight and ocean services expenses increased 14% and 16%, respectively, for the three and nine-month periods ended September 30, 2017, due to increased volumes and higher average buy rates as overall market demand increased and carriers managed available capacity.
Ocean freight and ocean services net revenues increased 12% and 4%, respectively, for the three and nine-month periods ended September 30, 2017, as compared with the same periods in 2016. The largest component of our ocean freight net revenue was derived from ocean freight consolidation, which represented 46% and 48% of ocean freight net revenue for the nine-month periods ended September 30, 2017 and 2016, respectively.
Ocean freight consolidation net revenues increased 18% in the third quarter of 2017, as compared with the same period in 2016, due primarily to a 15% increase in net revenue per container and a 4% increase in volume. In the third quarter of 2016, net revenue per container was negatively affected by the bankruptcy of a large ocean carrier, which resulted in a spike in buy rates. Ocean freight consolidation net revenues decreased 2% for the nine-month period ended September 30, 2017, as compared with the same period in 2016. Decreases in net revenue per container in the first half of 2017 were largely offset by 5% volume growth and the increases in net revenue per container in the third quarter. Direct ocean freight forwarding net revenues decreased 3% in the third quarter of 2017, primarily due to increased costs, principally in North Asia and North America. Direct ocean forwarding net revenues increased 3% for the nine-month period ended September 30, 2017, as compared with the same period in 2016, due to higher volumes. Order management net revenues increased 19% and 15%, respectively, for the three and nine-month periods ended September 30, 2017, mostly resulting from higher volumes with new and existing customers primarily in North Asia.
North America ocean freight and ocean services net revenues increased 9% and remained flat, respectively, for the three and nine-month periods ended September 30, 2017, primarily due to an improvement in import margins during the third quarter that offset margin declines during the first half of 2017. Europe net revenues increased 8% in the third quarter due principally to higher average sell rates. Europe net revenues decreased 3% in the first nine months of 2017 as the increases in average buy rates during the nine-month period of 2017 were partially offset by the improvement in average sell rates in the third quarter. South Asia net revenues increased 12% and remained flat, respectively, for the three and nine-month periods ended September 30, 2017, due primarily to higher order management volumes and higher net revenue per container during the third quarter of 2017. North Asia net revenues increased 19% and 11% in the three and nine-month periods ended September 30, 2017, respectively, due to increases in order management and direct ocean forwarding, resulting from higher volumes, and a third quarter increase in ocean consolidation net revenues, driven by higher volumes and net revenue per container.
We expect that pricing volatility will continue as customers solicit bids and carriers adapt to changing market conditions, new alliances and liquidity challenges. These conditions could result in lower margins.
Customs brokerage and other services:
Customs brokerage and other services revenues increased 13% and 10%, respectively, for the three and nine-month periods ended September 30, 2017, as compared with the same periods in 2016, primarily as a result of higher volumes in both customs brokerage and road freight services. Customs brokerage and other services expenses increased 15% and 13%, respectively, for the three and nine-month periods ended September 30, 2017, as compared with the same periods in 2016, principally as a result of higher volumes.
Customs brokerage and other services net revenues increased 11% and 8%, respectively, for the three and nine-month periods ended September 30, 2017, as compared with the same periods in 2016, primarily as a result of an increase in customs brokerage and road freight volumes, particularly in North America. Customers continue to seek out customs brokers, such as Expeditors, with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.
North America net revenues increased 12% and 10%, respectively, for the three and nine-month periods ended September 30, 2017, as compared with the same periods for 2016, primarily as a result of higher volumes in customs brokerage and road freight services. Europe net revenues increased 12% and 9%, respectively, in the third quarter and first nine months of 2017 primarily due to higher customs brokerage and road freight services net revenues.
Overhead expenses:
Salaries and related costs increased 10% and 7%, respectively, for the three and nine-month periods ended September 30, 2017, as compared with the same periods in 2016, due principally to an increase in the number of employees, primarily in North America, Europe, and South Asia, higher base salaries and benefits, higher share-based compensation expense and increased bonuses from higher operating income. The number of employees increased primarily to support the volume growth in our business operations and our continuing investments in information systems.
Historically, the relatively consistent relationship between salaries and net revenues has been the result of a compensation philosophy that has been maintained since the inception of our company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation occur in proportion to changes in our operating income, creating a direct alignment between corporate performance and shareholder interests. Bonuses to field and executive management for the nine-month period ended September 30, 2017 were down 1% while operating income increased 1%. In 2017, we reduced senior executive management bonus pool allocations by 6% to help fund expansion of our strategic growth initiatives. Our management compensation programs have always been incentive-based and performance driven. Salaries and related costs as a percentage of revenues was 53% for both of the three-month periods ended September 30, 2017 and 2016 and increased 1% to 55% for the nine-month period ended September 30, 2017, as compared to the same period in 2016.
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
Other overhead expenses increased 7% and 4%, respectively, for the three and nine-month periods ended September 30, 2017, as compared with the same periods in 2016. We continue to invest in additional technology and facilities, which resulted in higher rent and facilities expenses, technology-related fees and consulting costs. These increases were offset by lower claims, the recovery of certain legal and related costs totaling $8 million for the year-to-date period ended September 30, 2017 compared to $5 million in the same period in 2016 and the favorable resolution of an indirect tax contingency of $6 million in the second quarter of 2017. We will continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to explore new areas for profitable growth. Other overhead expenses as a percentage of net revenues for the three and nine-month periods ended September 30, 2017 remained comparable with the same periods in 2016.
Income tax expense:
We pay income taxes in the United States and other jurisdictions. Our consolidated effective income tax rate was 36.7% and 37.1%, respectively, for the three and nine-month periods ended September 30, 2017, and 36.9% and 37.0% for the same periods in 2016. Our effective tax rate is subject to variation and the rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on the effective tax rate is greater when pre-tax income is lower.

Currency and Other Risk Factors
The nature of our worldwide operations necessitates dealing with a multitude of currencies other than the U.S. dollar. This results in our being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or agency relationships have strict currency control regulations, which influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three and nine months ended September 30, 2017 and 2016 was insignificant. We had no foreign currency derivatives outstanding at September 30, 2017 and December 31, 2016. During the three and nine-month periods ended September 30, 2017, total net foreign currency losses were approximately $3 million and $12 million, respectively. During the three and nine-month periods ended September 30, 2016, net foreign currency gains were less than $1 million and net foreign currency losses were $1 million, respectively.
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
Liquidity and Capital Resources
Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three and nine months ended September 30, 2017 was $85 million and $362 million, respectively, as compared with $116 million and $457 million for the same periods in 2016. The decreases of $31 million and $95 million in the third quarter and first nine months of 2017, respectively, are primarily due to increases in accounts receivable from higher revenues, partially offset by growth in accounts payable and accrued expenses and higher earnings. At September 30, 2017, working capital was $1,443 million, including cash and cash equivalents of $1,033 million. We had no long-term debt at September 30, 2017. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
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
Cash used in investing activities for the three and nine months ended September 30, 2017 was $35 million and $68 million, respectively, as compared with $11 million and $35 million in the same periods of 2016. We had capital expenditures of $34 million and $68 million for the three and nine-month periods ended September 30, 2017, as compared with $13 million and $40 million for the same periods in 2016, respectively. Capital expenditures in the three and nine months ended September 30, 2017 related primarily to building construction and continuing investments in technology, office and warehouse furniture and equipment and building and leasehold improvements. Occasionally, we elect to purchase buildings to house staff and to facilitate the staging of customers’ freight. In 2016, we completed a land acquisition in Europe. Additional expenditures are expected to be made in 2017 and 2018 in connection with the construction of a building on this land. Total anticipated capital expenditures in 2017 are currently estimated to be $100 million. This includes routine capital expenditures, including the construction of the building in Europe, plus additional real estate development.
Cash used in financing activities during the three and nine months ended September 30, 2017 was $137 million and $254 million, respectively, as compared with $44 million and $193 million for the same periods in 2016. We use the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to limit the growth in issued and outstanding shares. During the three and nine months ended September 30, 2017, we used cash to repurchase 3.6 million and 6.1 million shares, respectively, to reduce the number of total outstanding shares, compared to 2.0 million and 5.4 million shares in the same periods in 2016.
We follow established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. Historically, our investment portfolio has not been adversely impacted by disruptions occurring in the credit markets. However, there can be no assurance that our investment portfolio will not be adversely affected in the future.
We maintain international unsecured bank lines of credit. At September 30, 2017, we were contingently liable for $71 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.
At September 30, 2017, our contractual obligations are as follows:

		Payments due by period
In thousands	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Contractual Obligations:
Operating leases	$252,276	77,266	92,184	49,135	33,691
Unconditional purchase obligations	62,481	62,481	—	—	—
Construction, equipment and technology purchase obligations	33,445	26,996	6,449	—	—
Total contractual cash obligations	$348,202	166,743	98,633	49,135	33,691
We typically enter into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. We only enter into agreements that management believes we can fulfill.
Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and needs to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At September 30, 2017, cash and cash equivalent balances of $436 million were held by our non-United States subsidiaries, of which $50 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States and, accordingly, a deferred tax liability has been accrued for all undistributed earnings, net of foreign related tax credits that are available to be repatriated.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks are primarily related to foreign exchange risk and changes in short-term interest rates. The potential impact of our exposure to these risks is presented below:
Foreign Exchange Risk
We conduct business in many different countries and currencies. Our business often results in billings issued in a country and currency that differs from that where the expenses related to the service are incurred. In the ordinary course of business, we create numerous intercompany transactions and may have receivables, payables and currencies that are not denominated in the local functional currency. This brings foreign exchange risk to our earnings. The principal foreign exchange risks to which Expeditors is exposed are in Chinese Yuan, Euro, Mexican Peso, Canadian Dollar and British Pound.
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the nine months ended September 30, 2017, would have had the effect of raising operating income approximately $35 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $29 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the three and nine months ended September 30, 2017 and 2016 was insignificant. During the three and nine-month periods ended September 30, 2017, total net foreign currency losses were approximately $3 million and $12 million, respectively. During the three and nine-month periods ended September 30, 2016, net foreign currency gains were less than $1 million and net foreign currency losses were $1 million, respectively. We had no foreign currency derivatives outstanding at September 30, 2017 and December 31, 2016. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of September 30, 2017, we had approximately $17 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.
Interest Rate Risk
At September 30, 2017, we had cash and cash equivalents of $1,033 million, of which $648 million was invested at various short-term market interest rates. We had no long-term debt at September 30, 2017. A hypothetical change in the interest rate of 10 basis points at September 30, 2017 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the third quarter of 2017.
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
We are developing a new accounting system, which is being implemented on a worldwide basis over the next several years. This system is expected to improve the efficiency of certain financial and transactional processes and reporting. This transition affects the processes that constitute our internal control over financial reporting and requires testing for operating effectiveness.
In the next two fiscal years, we will adopt two significant new accounting standards related to revenue recognition and accounting for leases. The adoption of these accounting standards will require changes to existing processes and systems that are an integral part of our internal controls and will require testing for operating effectiveness.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Expeditors is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on our operations, cash flows or financial position. As of September 30, 2017, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.
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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2017	—	$—	—	14,683,556
August 1-31, 2017	1,552,335	55.34	1,552,335	13,101,686
September 1-30, 2017	2,057,379	56.80	2,057,379	10,982,748
Total	3,609,714	$56.18	3,609,714	10,982,748
In November 1993, Expeditors' Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing our common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of our common stock. This authorization has no expiration date. This plan was initially disclosed in our annual report on Form 10-K filed on March 31, 1995. In the third quarter of 2017, 1,251,635 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.
In November 2001, under a Discretionary Stock Repurchase Plan, Expeditors' Board of Directors authorized the repurchase of our common stock in the open market to reduce the issued and outstanding stock down to 200 million shares. In February 2014, the Board of Directors authorized repurchases down to 190 million shares of common stock. In February and August 2015 and May 2016, the Board of Directors further authorized repurchases down to 188 million, 180 million and 170 million, respectively. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. In the third quarter of 2017, 2,358,079 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan.

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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

November 7, 2017	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

November 7, 2017	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer