Form 10-Q
period 2018-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2018-05-09
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Yes ☐ No ☒
At May 4, 2018, the number of shares outstanding of the issuer’s Common Stock was 174,680,101.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2018	December 31, 2017
Current Assets:
Cash and cash equivalents	$1,132,901	$1,051,099
Accounts receivable, less allowance for doubtful accounts of $12,688 at March 31, 2018 and $12,858 at December 31, 2017	1,326,168	1,414,741
Deferred contract costs	120,861	—
Other	58,161	75,612
Total current assets	2,638,091	2,541,452
Property and equipment, less accumulated depreciation and amortization of $433,280 at March 31, 2018 and $420,282 at December 31, 2017	531,068	525,203
Goodwill	7,927	7,927
Deferred Federal and state income taxes, net	7,402	13,207
Other assets, net	27,993	29,219
Total assets	$3,212,481	$3,117,008
Current Liabilities:
Accounts payable	$812,200	$866,305
Accrued expenses, primarily salaries and related costs	222,212	206,320
Contract liabilities	147,236	—
Federal, state and foreign income taxes	17,233	20,494
Total current liabilities	1,198,881	1,093,119
Noncurrent Federal income taxes payable	31,334	29,516

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding 174,308 shares at March 31, 2018 and 176,374 shares at December 31, 2017	1,743	1,764
Additional paid-in capital	1,198	546
Retained earnings	2,041,520	2,063,512
Accumulated other comprehensive loss	(64,992)	(73,964)
Total shareholders’ equity	1,979,469	1,991,858
Noncontrolling interest	2,797	2,515
Total equity	1,982,266	1,994,373
Total liabilities and equity	$3,212,481	$3,117,008
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2018	2017
Revenues:
Airfreight services	$731,227	$615,545
Ocean freight and ocean services	520,883	493,759
Customs brokerage and other services	602,152	435,828
Total revenues	1,854,262	1,545,132
Operating Expenses:
Airfreight services	513,504	443,404
Ocean freight and ocean services	379,418	366,063
Customs brokerage and other services	325,502	208,060
Salaries and related costs	339,895	292,580
Rent and occupancy costs	36,913	28,130
Depreciation and amortization	13,922	11,927
Selling and promotion	10,965	10,915
Other	41,325	37,939
Total operating expenses	1,661,444	1,399,018
Operating income	192,818	146,114
Other Income (Expense):
Interest income	4,314	2,741
Other, net	624	298
Other income (expense), net	4,938	3,039
Earnings before income taxes	197,756	149,153
Income tax expense	61,556	55,586
Net earnings	136,200	93,567
Less net earnings attributable to the noncontrolling interest	508	303
Net earnings attributable to shareholders	$135,692	$93,264
Diluted earnings attributable to shareholders per share	$0.76	$0.51
Basic earnings attributable to shareholders per share	$0.77	$0.52
Weighted average diluted shares outstanding	179,416	182,094
Weighted average basic shares outstanding	175,900	180,062
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2018	2017
Net earnings	$136,200	$93,567
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax of $5,512 and $4,876 for the three months ended March 31, 2018 and 2017	8,851	8,860
Other comprehensive income	8,851	8,860
Comprehensive income	145,051	102,427
Less comprehensive income attributable to the noncontrolling interest	387	249
Comprehensive income attributable to shareholders	$144,664	$102,178
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2018	2017
Operating Activities:
Net earnings	$136,200	$93,567
Adjustments to reconcile net earnings to net cash from operating activities:
(Recoveries) provision for losses on accounts receivable	(265)	931
Deferred income tax expense	2,853	5,593
Stock compensation expense	11,267	10,623
Depreciation and amortization	13,922	11,927
Other, net	48	(351)
Changes in operating assets and liabilities:
Decrease in accounts receivable	100,647	75,454
Decrease in accounts payable and accrued expenses	(45,844)	(18,324)
Decrease in deferred contract costs	3,407	—
Decrease in contract liabilities	(7,401)	—
Increase in income taxes payable, net	19,509	19,824
Decrease (increase) in other current assets	1,134	(3,565)
Net cash from operating activities	235,477	195,679
Investing Activities:
Purchase of property and equipment	(13,796)	(12,761)
Other, net	(431)	(671)
Net cash from investing activities	(14,227)	(13,432)
Financing Activities:
Proceeds from issuance of common stock	26,397	45,365
Repurchases of common stock	(172,360)	(53,908)
Net cash from financing activities	(145,963)	(8,543)
Effect of exchange rate changes on cash and cash equivalents	6,515	7,904
Increase in cash and cash equivalents	81,802	181,608
Cash and cash equivalents at beginning of period	1,051,099	974,435
Cash and cash equivalents at end of period	$1,132,901	$1,156,043
Taxes Paid:
Income taxes	$38,519	$29,146
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
The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K as filed with the Securities and Exchange Commission on February 23, 2018.
All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for per share data or unless otherwise specified.

B.	Revenue Recognition
Effective January 1, 2018, revenue is recognized upon transfer of control of promised services to customers, which occurs over time. The Company has determined that in general each shipment transaction or service order constitutes a separate contract with the customer. However, when the Company provides multiple services to a customer, different contracts may be present for different services. The Company combines the contracts, which form a single performance obligation, and accounts for the contracts as a single contract when certain criteria are met.
The Company typically satisfies its performance obligations as services are rendered over time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed over the life of a shipment, including services at origin, freight and destination.
This method of measurement of progress depicts the pattern of the Company's actual performance under the contracts with the customer. There are no significant judgments involved in measuring the progress of the performance obligations. Amounts allocated to the services for each performance obligation are typically based on standalone selling prices. The Company does not have significant variable consideration in its contracts. Taxes assessed concurrently with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenue.
Typically, transaction prices for each of the Company's services are quoted as separate components; however, customers on occasion will request an all-inclusive rate for a set of services known in the industry as “door-to-door service.” This means that the customer is billed a single rate for all services from pickup at origin to delivery at destination. In these instances, the transaction price is allocated to each service on a relative selling price basis.
The Company fulfills nearly all of its performance obligations within a one to two month-period and contracts with customers have an original expected duration of less than one year. The Company generally has an unconditional right to consideration when the services are initiated or soon thereafter. The amount due from the customer is recorded as accounts receivable. The amounts related to services that are not yet completed at the reporting date are presented as contract liabilities, with corresponding direct costs to fulfill the performance obligation that will be satisfied in the future presented as deferred contract costs. The Company generally does not incur incremental costs to obtain the contract with the customer. The Company may incur costs to fulfill the contract with the customers, such as set-up costs. However, the amount incurred is insignificant to the Company’s consolidated financial statements.
The Company evaluates whether amounts billed to customers should be reported as gross or net revenue. Generally, revenue is recorded on a gross basis when the Company is primarily responsible for fulfilling the promise to provide the services, when it assumes risk of loss (e.g., limited liability loss/damage), when it has discretion in setting the prices for the services to the customers, and the Company has the ability to direct the use of the services provided by the third party.

C.	Accounts Receivable
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $12,688 as of March 31, 2018 and $12,858 as of December 31, 2017. Additions and write-offs have not been significant in the periods presented.

D.	Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company uses estimates primarily in the following areas: accounts receivable valuation, accrual of costs related to ancillary services the Company provides, accrual of liabilities for the portion of the related exposure that the Company has self-insured, accrual of various tax liabilities including provisional estimates associated with the U.S. enacted Tax Cuts and Jobs Act (the 2017 Tax Act), accrual of loss contingencies and calculation of share-based compensation expense. Actual results could be materially different from the estimated provisions and accruals recorded.
E. Recent Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update (ASU) changing the accounting for leases and includes a requirement to record all leases exceeding one year on the consolidated balance sheet as assets and liabilities. The new lease standard is expected to be adopted using a modified retrospective transition and will be effective for the Company beginning on January 1, 2019. Adoption will impact the consolidated balance sheets as future minimum lease payments under noncancelable leases totaled approximately $253 million as of March 31, 2018. The Company is currently evaluating its existing lease portfolio, including accumulating all of the necessary information required to properly evaluate and account for the leases under this new standard. Additionally, the Company has begun the implementation of an enterprise-wide lease management system that, along with accompanying process changes, will assist in the accounting and internal control changes necessary to meet the reporting and disclosure requirements of the new standard when it becomes effective.
Taxes
In February 2018, the FASB issued an ASU, which amends existing guidance for reporting comprehensive income to reflect changes resulting from the 2017 Tax Act. The amendment provides the option to reclassify stranded tax effects resulting from the 2017 Tax Act within accumulated other comprehensive income (AOCI) to retained earnings. New disclosures will be required upon adoption, including the accounting policy for releasing income tax effects from AOCI, whether reclassification of stranded income tax effects is elected, and information about other income tax effect reclassifications. The amendment will become effective for the Company on January 1, 2019, though early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.
Note 2. Revenues
Effective January 1, 2018, the Company adopted Topic 606 Revenue from Contracts with Customers (Topic 606). The adoption of Topic 606 did not materially impact the Company's revenue recognition policy. The Company adopted the standard using the modified retrospective transition method applied to those contracts not completed as of January 1, 2018, resulting in a $22 million adjustment to the opening balance of retained earnings and the recording of deferred contract costs and contract liabilities of $135 million and $165 million, respectively. The Company satisfied nearly all performance obligations for the contract liabilities recorded upon adoption at January 1, 2018 and recognized the corresponding revenues and costs during the first quarter. In conjunction with the adoption of Topic 606, the Company also changed its presentation of certain warehouse and distribution revenues from a net to a gross basis, which increased customs brokerage and other services revenues and operating expenses by approximately $50 million in the first quarter of 2018.
Comparative prior year information has not been adjusted and continues to be reported under the Company's historical revenue recognition policies described in Note 1.E to the Company's Form 10-K as filed on February 23, 2018.
The Company disaggregates its revenues by its three primary service categories in the consolidated financial statements: airfreight, ocean freight and ocean services and customs brokerage and other. Revenues by geographic location are presented within business segment information in Note 9.

Note 3. Share-Based Compensation
Historically, the Company has provided compensation benefits by granting share-based awards to its employees and its directors. The Company has historically granted the majority of its share-based awards during the second quarter of each fiscal year, and no options or restricted stock units were granted in the three months ended March 31, 2018 and 2017. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and none were issued in the three-month periods ended March 31, 2018 and 2017.
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
Total stock compensation expense and the total related tax benefit recognized are as follows:

	Three months ended
	March 31,
	2018	2017
Stock compensation expense	$11,267	$10,623
Recognized tax benefit	$1,517	$2,213

Note 4. Income Taxes
During the fourth quarter of 2017, the 2017 Tax Act was enacted in the United States. Among its many provisions, the 2017 Tax Act imposed a mandatory one-time transition tax on undistributed international earnings (Transition Tax), reduced the U.S. corporate income tax rate from 35% to 21% and created a territorial tax system. As a result of the enactment of the 2017 Tax Act, the Company recognized a provisional net income tax benefit of $39 million in 2017. Prospectively, foreign earnings of the Company's international subsidiaries will be exempt from U.S. Federal income tax upon repatriation. Notwithstanding these changes, certain non-U.S. withholding taxes and foreign exchange gains and losses will continue to be applicable upon the future repatriation of foreign earnings.
During the first quarter of 2018, the Company recorded additional provisional tax expense of $1.8 million associated with the Transition Tax reflecting additional guidance issued during the period. The Company expects that the Internal Revenue Service (IRS) will continue to issue additional guidance in the subsequent quarters of 2018 related to the 2017 Tax Act. As this guidance is issued, the Company will evaluate the information to determine whether any additional adjustments to its provisional tax provisions are required. Provisional amounts include any changes as a result of future guidance and interpretations to be issued and any indirect impacts required to be recorded, including for example amounts recorded for state income taxes.
The 2017 Tax Act included provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. Consistent with U.S. GAAP, the Company will treat BEAT as discrete adjustments to the income tax provision when incurred in future periods for which no deferred taxes are required to be provided and has made an accounting policy election to treat GILTI taxes in a similar manner. No provision for income taxes related to GILTI or BEAT has been recorded.
The components of the provisional net income tax benefit recorded in 2017 and the first quarter of 2018 are based on the then currently best available information. Additional information needs to be prepared, obtained and/or analyzed to determine the final amounts. The provisional tax expense for the mandatory repatriation of undistributed international earnings will require further analysis of certain foreign exchange gains or losses, substantiation of foreign tax credits, as well as estimated cash and cash equivalents of the Company's foreign subsidiaries.
The provisional tax benefit for the remeasurement of deferred taxes will require additional information necessary for the preparation of the Company's U.S. federal tax return, and further analysis and interpretation of certain provisions of the 2017 Tax Act impacting deferred taxes, for example 100% expensing of qualified assets, could impact the Company's recorded deferred tax balances.
The tax effects for these items will be recorded in subsequent quarters of 2018, as discrete adjustments to the income tax provision, once complete. The Company elected to adopt the Securities and Exchange Commission issued guidance that allows for a measurement period, not to exceed one year after the enactment date of the 2017 Tax Act, to finalize the recording of the related tax impacts. The Company will finalize its tax positions and calculations when it files its 2017 U.S. tax returns. At that point, the Company will conclude finally whether any further adjustments are required to its net current and deferred tax accounts in the U.S. as of December 31, 2017, as well as to the provisional liability associated with the Transition Tax.

The Company's consolidated effective income tax rate was 31.1% for the quarter ended March 31, 2018 as compared to 37.3% for the comparable period in 2017. The lower effective tax rate in 2018 was principally due to the lower U.S. federal tax rate that resulted from the 2017 Tax Act and share-based compensation deductions, partially offset by certain expenses that are no longer deductible.
As discussed, the recorded impacts of the 2017 Tax Act are provisional and the final amount may differ, possibly materially, due to, among other things, changes in estimates, interpretations and assumptions the Company has made, changes in IRS interpretations, the issuance of new guidance, legislative actions, changes in accounting standards or related interpretations in response to the 2017 Tax Act and future actions by states within the United States that have not currently adopted the 2017 Tax Act. For further information and discussion of the potential impact of the 2017 Tax Act, refer to “Item 1A. Risk Factors”, Note 5 to the consolidated financial statements and “Critical Accounting Estimates,” in the Company's 2017 Annual Report on Form 10-K.

Note 5. Basic and Diluted Earnings per Share
Diluted earnings attributable to shareholders per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential shares represent outstanding stock options, including purchase options under the Company's employee stock purchase plan and unvested restricted stock units. Basic earnings attributable to shareholders per share is calculated using the weighted average number of common shares outstanding without taking into consideration dilutive potential common shares outstanding.
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended
	March 31,
(Amounts in thousands, except per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2018
Basic earnings attributable to shareholders	$135,692	175,900	$0.77
Effect of dilutive potential common shares	—	3,516	—
Diluted earnings attributable to shareholders	$135,692	179,416	$0.76
2017
Basic earnings attributable to shareholders	$93,264	180,062	$0.52
Effect of dilutive potential common shares	—	2,032	—
Diluted earnings attributable to shareholders	$93,264	182,094	$0.51

The following potential common shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended
	March 31,
	2018	2017
Shares	—	3,751

Note 6. Components of Equity
The components of equity for the three months ended March 31, 2018 and 2017 are as follows:

	Shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2017	$1,991,858	2,515	1,994,373
Cumulative effect of accounting change	(22,357)	(105)	(22,462)
Exercise of stock options	26,397	—	26,397
Shares repurchased under provisions of stock repurchase plans	(172,360)	—	(172,360)
Stock compensation expense	11,267	—	11,267
Net earnings	135,692	508	136,200
Other comprehensive income (loss)	8,972	(121)	8,851
Balance at March 31, 2018	$1,979,469	2,797	1,982,266

Balance at December 31, 2016	$1,844,638	2,575	1,847,213
Exercise of stock options	45,365	—	45,365
Shares repurchased under provisions of stock repurchase plans	(53,908)	—	(53,908)
Stock compensation expense	10,623	—	10,623
Net earnings	93,264	303	93,567
Other comprehensive income (loss)	8,914	(54)	8,860
Balance at March 31, 2017	$1,948,896	2,824	1,951,720
The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises and employee stock purchases. During the three-month periods ended March 31, 2018 and 2017, 445 and 954 shares were repurchased at an average price of $65.68 and $56.49 per share, respectively.
The Company also has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding stock down to 170 million shares of common stock. During the three-month period ended March 31, 2018, 2,216 shares were repurchased at an average price of $64.58 per share. No shares were repurchased during the three-month period ended March 31, 2017.
Accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments, net of related income tax effects, for all the periods presented.
Subsequent to the end of the first quarter, on May 8, 2018, the Board of Directors declared a semi-annual dividend of $0.45 per share payable on June 15, 2018 to shareholders of record as of June 1, 2018.

Note 7. Fair Value of Financial Instruments
The Company’s financial instruments, other than cash, consist primarily of cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying value of these financial instruments approximates their fair value. All highly liquid investments with a maturity of three months or less at date of purchase are considered to be cash equivalents.
Cash and cash equivalents consist of the following:

	March 31, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$452,028	452,028	383,021	383,021
Corporate commercial paper	643,085	644,225	635,345	635,919
Time deposits	37,788	37,788	32,733	32,733
Total cash and cash equivalents	$1,132,901	1,134,041	1,051,099	1,051,673
The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).
Note 8. Contingencies
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of March 31, 2018, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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
Financial information regarding the Company’s operations by geographic area is as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended March 31, 2018:
Revenues from unaffiliated customers	$534,869	76,525	32,722	630,572	168,600	305,792	105,182	—	1,854,262
Transfers between geographic areas	28,881	3,562	3,387	6,017	6,550	14,188	5,355	(67,940)	—
Total revenues	$563,750	80,087	36,109	636,589	175,150	319,980	110,537	(67,940)	1,854,262
Net revenues[1]	$277,185	30,447	14,745	137,208	44,406	98,635	33,201	11	635,838
Operating income	$69,648	9,018	2,370	69,923	15,132	19,278	7,438	11	192,818
Identifiable assets at period end	$1,558,181	165,368	55,036	542,965	153,411	533,012	208,173	(3,665)	3,212,481
Capital expenditures	$3,171	1,528	505	784	329	7,191	288	—	13,796
Depreciation and amortization	$8,765	398	368	1,376	583	1,976	456	—	13,922
Equity	$1,247,522	68,050	27,226	278,651	105,642	160,038	128,487	(33,350)	1,982,266
Three months ended March 31, 2017:
Revenues from unaffiliated customers	$426,019	59,899	22,103	566,428	147,240	231,457	91,986	—	1,545,132
Transfers between geographic areas	24,313	2,639	3,635	5,051	5,431	9,322	4,964	(55,355)	—
Total revenues	$450,332	62,538	25,738	571,479	152,671	240,779	96,950	(55,355)	1,545,132
Net revenues[1]	$230,785	25,793	14,916	111,833	37,995	75,958	29,731	594	527,605
Operating income	$52,346	5,051	3,451	53,352	13,224	11,646	7,043	1	146,114
Identifiable assets at period end	$1,536,520	106,068	50,344	514,509	122,765	379,853	188,098	4,562	2,902,719
Capital expenditures	$5,242	234	255	1,240	373	5,078	339	—	12,761
Depreciation and amortization	$7,753	372	320	1,320	531	1,171	460	—	11,927
Equity	$1,192,601	51,812	27,248	371,152	105,726	118,211	119,627	(34,657)	1,951,720

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

The following table presents the calculation of consolidated net revenues:

	Three months ended
	March 31,
	2018	2017
Total revenues	$1,854,262	$1,545,132
Expenses:
Airfreight services	513,504	443,404
Ocean freight and ocean services	379,418	366,063
Customs brokerage and other services	325,502	208,060
Net revenues	$635,838	$527,605

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS
Certain portions of this report on Form 10-Q including the sections entitled “Overview,” "Expeditors' Culture and Strategy," "International Trade and Competition," "Seasonality," “Critical Accounting Estimates,” “Results of Operations,” "Income tax expense," “Currency and Other Risk Factors” and “Liquidity and Capital Resources” contain forward-looking statements. Words such as "will likely result," "are expected to," "would expect," "would not expect," "will continue," "is anticipated," "estimate," "project," "plan," "believe," "probable," "reasonably possible," "may," "could," "should," "intends," "foreseeable future" and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, and other characterizations of future events or circumstances are forward-looking statements. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. Attention should be given to the factors identified and discussed in the Company's annual report on Form 10-K filed on February 23, 2018.
Overview
Expeditors International of Washington, Inc. (herein referred to as "Expeditors," the "Company," "we," "us," "our") provides a full suite of global logistics services. Our services include air and ocean freight consolidation and forwarding, customs brokerage, warehousing and distribution, purchase order management, vendor consolidation, time-definite transportation services, temperature-controlled transit, cargo insurance, specialized cargo monitoring and tracking, and other logistics solutions. We do not compete for overnight courier or small parcel business. As a non-asset based carrier, we do not own or operate transportation assets.
We derive our revenues by entering into agreements that are generally comprised of a single performance obligation, which is that freight is shipped for and received by our customer. Each performance obligation is comprised of one or more of the Company's services. We typically satisfy our performance obligations as services are rendered over time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. Our three principal services are the revenue categories presented in our financial statements: 1) airfreight services, 2) ocean freight and ocean services, and 3) customs brokerage and other services. The most significant drivers of changes in gross revenues and related transportation expenses are volume, sell rates and buy rates. Volume has a similar effect on the change in both gross revenues and related transportation expenses in each of our three primary sources of revenue.
We generate the major portion of our air and ocean freight revenues by purchasing transportation services on a wholesale basis from direct (asset-based) carriers and then reselling those services to our customers on a retail basis. The difference between the rate billed to our customers (the sell rate) and the rate we pay to the carrier (the buy rate) is termed “net revenue” (a non-GAAP measure), “yield” or “margin.” By consolidating shipments from multiple customers and concentrating our buying power, we are able to negotiate favorable buy rates from the direct carriers, while at the same time offering lower sell rates than customers would otherwise be able to negotiate themselves.
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
In these transactions, we evaluate whether it is appropriate to record the gross or net amount as revenue. Generally, revenue is recorded on a gross basis when we are primarily responsible for fulfilling the promise to provide the services, when we assume risk of loss (e.g., limited liability loss/damage), when we have discretion in setting the prices for the services to the customers, and we have the ability to direct the use of the services provided by the third party. When revenue is recorded on a net basis, the amounts earned are determined using a fixed fee, a per unit of activity fee or a combination thereof. For revenues earned in other capacities, for instance, when we do not issue a HAWB, a HOBL or a House Seaway Bill or otherwise act solely as an agent for the shipper, only the commissions and fees earned for such services are included in revenues. In these transactions, we are not a principal and report only commissions and fees earned in revenue.
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
Our operating units share revenue using the same arms-length pricing methodologies that we use when our offices transact business with independent agents. Certain costs are allocated among the segments based on the relative value of the underlying services, which can include allocation based on actual costs incurred or estimated cost plus a profit margin. Our strategy closely links compensation with operating unit profitability, which includes shared revenues and allocated costs. Therefore, individual success is closely linked to cooperation with other operating units within our network.
The mix of services varies by segment based primarily on the import or export orientation of local operations in each of our regions. In accordance with our revenue recognition policy (see Notes 1B and 2 to the condensed consolidated financial statements in this report), almost all freight revenues and related expenses are recorded at origin and shipment profits are split between origin and destination offices by recording a commission fee or profit share revenue at destination and a corresponding commission or profit share expense as a component of origin consolidation costs.
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
Ocean carriers have incurred substantial operating losses in recent years, and many are highly leveraged with debt. These financial challenges have resulted in multiple carrier acquisitions and carrier alliance formations. Additionally, while overall global demand has recently increased, carriers continue to take delivery of new and larger ships, which creates additional capacity. When the market experiences seasonal peaks or any sort of disruption, the carriers often increase their pricing suddenly. This carrier behavior creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.
Currently, there is uncertainty as to how changes in oil prices will impact future buy rates. Because fuel is an integral part of carriers' costs and impacts both our cargo space buy rates and our sell rates to customers, we would expect our gross revenues and costs to be impacted as carriers adjust rates for the effect of changing fuel prices. To the extent that we are unable to pass through any increases to our customers, this could adversely affect our net revenues.
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
A significant portion of our revenues is derived from customers in the retail and technology industries whose shipping patterns are tied closely to consumer demand, and from customers in industries whose shipping patterns are dependent upon just-in-time production schedules. Therefore, the timing of our revenues are, to a large degree, impacted by factors out of our control, such as a sudden change in consumer demand for retail goods, product launches and/or manufacturing production delays. Additionally, many customers ship a significant portion of their goods at or near the end of a quarter and, therefore, we may not learn of a shortfall in revenues until late in a quarter.
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
Critical Accounting Estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments. We base our estimates on historical experience and on assumptions that we believe are reasonable. Our critical accounting estimates are discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our annual report on Form 10-K for the year ended December 31, 2017, filed on February 23, 2018. There have been no material changes to the critical accounting estimates previously disclosed in that report.
Results of Operations
The following table shows the revenues and directly related expenses for our principal services and total net revenues (a non-GAAP measure calculated as revenues less directly related operating expenses attributable to our principal services) and our expenses for the three-month periods ended March 31, 2018 and 2017, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues when analyzing and discussing management's effectiveness in managing our principal services since total revenues earned by Expeditors as a freight consolidator include the carriers’ charges to us for carrying the shipment, whereas revenues earned by Expeditors in our other capacities include primarily the commissions and fees actually earned by us. Net revenue is one of our primary operational and financial measures and demonstrates our ability to manage sell rates to customers with our ability to concentrate and leverage our purchasing power through effective consolidation of shipments from multiple customers utilizing a variety of transportation carriers and optimal routings. Using net revenue also provides a commonality for comparison among various services.
The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended March 31,
	2018		2017
	Amount	Percent of net revenues	Amount	Percent of net revenues
(in thousands)
Airfreight services:
Revenues	$731,227		$615,545
Expenses	513,504		443,404
Net revenues	217,723	34%	172,141	33%
Ocean freight services and ocean services:
Revenues	520,883		493,759
Expenses	379,418		366,063
Net revenues	141,465	22	127,696	24
Customs brokerage and other services:
Revenues	602,152		435,828
Expenses	325,502		208,060
Net revenues	276,650	44	227,768	43
Total net revenues	635,838	100	527,605	100
Overhead expenses:
Salaries and related costs	339,895	54	292,580	55
Other	103,125	16	88,911	17
Total overhead expenses	443,020	70	381,491	72
Operating income	192,818	30	146,114	28
Other income (expense), net	4,938	1	3,039	—
Earnings before income taxes	197,756	31	149,153	28
Income tax expense	61,556	10	55,586	10
Net earnings	136,200	21	93,567	18
Less net earnings attributable to the noncontrolling interest	508	—	303	—
Net earnings attributable to shareholders	$135,692	21%	$93,264	18%
Airfreight services:
Airfreight services revenues increased 19% in the first quarter of 2018, as compared with the same period for 2017, primarily due to a 5% growth in tonnage and higher sell rates in response to increased buy rates resulting from higher overall market demand. Airfreight services expenses increased 16% in the first quarter of 2018, principally as a result of the increase in tonnage and higher buy rates due to tighter carrier capacity.
Airfreight services net revenues increased 26% in the first quarter of 2018, as compared with the same period for 2017. This was principally due to a 28% increase in net revenue per kilo, partially resulting from favorable spot market buying opportunities, and 5% tonnage growth. North America and Europe net revenues increased by 32% and 21%, respectively, primarily due to tonnage increases of 11% and 15%. North Asia and South Asia net revenues increased by 33% and 13%, respectively, while tonnage decreased 4% and remained flat.
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
Ocean freight and ocean services:
Ocean freight consolidation, direct ocean forwarding and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues increased 5% for the three-month period ended March 31, 2018, as compared with the same period in 2017, primarily due to a 5% increase in container volume. Ocean freight and ocean services expenses increased 4% for the three-month period ended March 31, 2018, due to increased volumes, offset by lower average buy rates.
Ocean freight and ocean services net revenues increased 11% for the three-month period ended March 31, 2018, as compared with the same period in 2017. The largest component of our ocean freight net revenue was derived from ocean freight consolidation, which represented 46% of ocean freight net revenue for both of the three-month periods ended March 31, 2018 and 2017.
Ocean freight consolidation net revenues increased 12% in the first quarter of 2018, as compared with the same period in 2017, due primarily to a 6% increase in net revenue per container and a 5% increase in volume. Direct ocean freight forwarding net revenues increased 1% in the first quarter of 2018, primarily due to higher volumes in Europe and North Asia offset by increased costs in North America. Order management net revenues increased 21% for the three-month period ended March 31, 2018, mostly resulting from higher volumes with new and existing customers primarily in North Asia.
North America ocean freight and ocean services net revenues increased 5% for the three-month period ended March 31, 2018, primarily due to an improvement in import margins. Europe net revenues increased 27% due primarily to higher net revenue per container. North Asia and South Asia net revenues increased 14% and 8%, respectively, due principally to volume growth of 7% and 3%, respectively.
We expect that pricing volatility will continue as customers solicit bids and carriers adapt to changes in capacity and market demand, merge or create alliances with other carriers. These conditions could result in lower margins.
Customs brokerage and other services:
Customs brokerage and other services revenues increased 38% for the three-month period ended March 31, 2018, as compared with the same period in 2017, primarily as a result of higher volumes in both customs brokerage and road freight services. Customs brokerage and other services expenses increased 56% for the three-month period ended March 31, 2018, as compared with the same period in 2017, principally as a result of higher volumes. In conjunction with the adoption of the new revenue recognition standard, we analyzed contracts with customers in our warehouse and distribution business. In 2018, we changed our presentation of certain warehouse and distribution revenues from a net to a gross basis, which increased both revenues and operating expenses by approximately $50 million in the first quarter of 2018.
Customs brokerage and other services net revenues increased 21% for the three-month period ended March 31, 2018, as compared with the same period in 2017, primarily as a result of an increase in customs brokerage, road freight and distribution volumes, particularly in North America. Customers continue to seek out customs brokers, such as Expeditors, with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.
North America net revenues increased 20% for the three-month period ended March 31, 2018, as compared with the same period for 2017, primarily as a result of higher volumes in customs brokerage and road freight services. Europe net revenues increased 38% primarily due to higher customs brokerage and road freight services net revenues.
Overhead expenses:
Salaries and related costs increased 16% for the three-month period ended March 31, 2018, as compared with the same period in 2017, due principally to an increase in the number of employees, primarily in North America and Europe, higher base salaries and benefits and increased bonuses from higher operating income. The number of employees increased primarily to support the volume growth in our business operations and our continuing investments in information systems.
Historically, the relatively consistent relationship between salaries and net revenues has been the result of a compensation philosophy that has been maintained since the inception of our company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation occur in proportion to changes in our operating income, creating an alignment between branch and corporate performance and shareholder interests. Bonuses to field and executive management for the three-month period ended March 31, 2018 were up 24% while operating income increased 32%. Our management compensation programs have always been incentive-based and performance driven. Salaries and related costs as a percentage of revenues decreased 1% to 54% for the three-month period ended March 31, 2018, as compared to the same period in 2017.
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
Other overhead expenses increased 16% for the three-month period ended March 31, 2018, as compared with the same period in 2017. The increase in expenses was primarily due to renting additional space and technology-related fees, partially offset by a decrease in bad debt. We will continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to explore new areas for profitable growth. Other overhead expenses as a percentage of net revenues for the three-month period ended March 31, 2018 decreased 1% to 16% compared to the same period in 2017.
Income tax expense:
Our consolidated effective income tax rate was 31.1% for the quarter ended March 31, 2018, as compared to 37.3% for the comparable period in 2017. The lower effective tax rate in 2018 was principally due to the lower U.S. federal tax rate that resulted from the 2017 Tax Act and the shift to a territorial tax system and share-based compensation deductions, partially offset by certain expenses that are no longer deductible. The recorded impacts of the 2017 Tax Act are provisional and the final amount may differ, possibly materially, due to various factors. See Note 4 to the condensed consolidated financial statements for additional information.

Currency and Other Risk Factors
The nature of our worldwide operations necessitates dealing with a multitude of currencies other than the U.S. dollar. This results in our being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or agency relationships have strict currency control regulations, which influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three months ended March 31, 2018 and 2017 was insignificant. We had no foreign currency derivatives outstanding at March 31, 2018 and December 31, 2017. During the three-month periods ended March 31, 2018 and 2017, total net foreign currency losses were approximately $4 million and $5 million, respectively.
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
Liquidity and Capital Resources
Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three months ended March 31, 2018 was $235 million as compared with $196 million for the same period in 2017. The increase of $39 million in the first quarter of 2018 is primarily due to higher earnings. At March 31, 2018, working capital was $1,439 million, including cash and cash equivalents of $1,133 million. We had no long-term debt at March 31, 2018. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
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
Cash used in investing activities for the three months ended March 31, 2018 was $14 million as compared with $13 million in the same period of 2017. We had capital expenditures of $14 million for the three-month period ended March 31, 2018, as compared with $13 million for the same period in 2017. Capital expenditures in the three months ended March 31, 2018 related primarily to building construction and continuing investments in technology, office and warehouse furniture and equipment and building and leasehold improvements. Occasionally, we elect to purchase buildings to house staff and to facilitate the staging of customers’ freight. Total anticipated capital expenditures in 2018 are currently estimated to be $75 million. This includes routine capital expenditures and investments in technology.
Cash used in financing activities during the three months ended March 31, 2018 was $146 million as compared with $9 million for the same period in 2017. We use the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to limit the growth in issued and outstanding shares. During the three months ended March 31, 2018, we used cash to repurchase 2.7 million shares to reduce the number of total outstanding shares, compared to 1.0 million shares in the same period in 2017.
We follow established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. Historically, our investment portfolio has not been adversely impacted by disruptions occurring in the credit markets. However, there can be no assurance that our investment portfolio will not be adversely affected in the future.
We maintain international unsecured bank lines of credit. At March 31, 2018, we were contingently liable for $73 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.
We typically enter into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. We only enter into agreements that management believes we can fulfill.
Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and needs to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At March 31, 2018, cash and cash equivalent balances of $521 million were held by our non-United States subsidiaries, of which $48 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.
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
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the three months ended March 31, 2018, would have had the effect of raising operating income approximately $14 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $11 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the three months ended March 31, 2018 and 2017 was insignificant. During the three-month periods ended March 31, 2018 and 2017, total net foreign currency losses were approximately $4 million and $5 million, respectively. We had no foreign currency derivatives outstanding at March 31, 2018 and December 31, 2017. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of March 31, 2018, we had approximately $20 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.
Interest Rate Risk
At March 31, 2018, we had cash and cash equivalents of $1,133 million, of which $681 million was invested at various short-term market interest rates. We had no long-term debt at March 31, 2018. A hypothetical change in the interest rate of 10 basis points at March 31, 2018 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the first quarter of 2018.

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
In 2018, we adopted new accounting standard Topic 606 Revenue from Contracts with Customers. The adoption of this standard resulted in changes to existing processes and systems. In particular, to capture information to measure the progress of completion of performance obligations under contracts with customers, both at transition and on an on-going basis. In 2019, we will adopt a new accounting standard related to accounting for leases. The adoption of these accounting standards will require further changes to existing processes and systems that are an integral part of our internal controls and will require testing for operating effectiveness.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Expeditors is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on our operations, cash flows or financial position. As of March 31, 2018, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.
Item 1A. Risk Factors
There have been no material changes in Expeditors' risk factors from those disclosed in our annual report on Form 10-K filed on February 23, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2018	—	$—	—	9,151,504
February 1-28, 2018	1,330,594	65.26	1,330,594	7,890,263
March 1-31, 2018	1,330,893	64.26	1,330,893	6,506,921
Total	2,661,487	$64.76	2,661,487	6,506,921
In November 1993, Expeditors' Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing our common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of our common stock. This authorization has no expiration date. This plan was initially disclosed in our annual report on Form 10-K filed on March 31, 1995. In the first quarter of 2018, 445,227 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.
In November 2001, under a Discretionary Stock Repurchase Plan, Expeditors' Board of Directors authorized the repurchase of our common stock in the open market to reduce the issued and outstanding stock down to 200 million shares. In February 2014, the Board of Directors authorized repurchases down to 190 million shares of common stock. In February and August 2015 and May 2016, the Board of Directors further authorized repurchases down to 188 million, 180 million and 170 million, respectively. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. In the first quarter of 2018, 2,216,260 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan.
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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

May 9, 2018	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

May 9, 2018	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer