Form 10-Q
period 2018-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2018-08-08
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 0-13468
___________________________________________
EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
(Exact name of registrant as specified in its charter)
___________________________________________

Washington	91-1069248
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1015 Third Avenue, Seattle, Washington	98104
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☒
At August 6, 2018, the number of shares outstanding of the issuer’s Common Stock was 174,335,501.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2018	December 31, 2017
Current Assets:
Cash and cash equivalents	$1,020,854	$1,051,099
Accounts receivable, less allowance for doubtful accounts of $12,272 at June 30, 2018 and $12,858 at December 31, 2017	1,337,716	1,414,741
Deferred contract costs	136,133	—
Other	69,438	75,612
Total current assets	2,564,141	2,541,452
Property and equipment, less accumulated depreciation and amortization of $435,159 at June 30, 2018 and $420,282 at December 31, 2017	515,547	525,203
Goodwill	7,927	7,927
Deferred Federal and state income taxes, net	16,779	13,207
Other assets, net	28,438	29,219
Total assets	$3,132,832	$3,117,008
Current Liabilities:
Accounts payable	$832,011	$866,305
Accrued expenses, primarily salaries and related costs	227,148	206,320
Contract liabilities	161,870	—
Federal, state and foreign income taxes	19,244	20,494
Total current liabilities	1,240,273	1,093,119
Noncurrent Federal income taxes payable	—	29,516

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding 173,577 shares at June 30, 2018 and 176,374 shares at December 31, 2017	1,736	1,764
Additional paid-in capital	1,607	546
Retained earnings	1,977,121	2,063,512
Accumulated other comprehensive loss	(90,712)	(73,964)
Total shareholders’ equity	1,889,752	1,991,858
Noncontrolling interest	2,807	2,515
Total equity	1,892,559	1,994,373
Total liabilities and equity	$3,132,832	$3,117,008
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Airfreight services	$801,761	$671,868	$1,532,988	$1,287,413
Ocean freight and ocean services	530,008	528,585	1,050,891	1,022,344
Customs brokerage and other services	625,790	471,826	1,227,942	907,654
Total revenues	1,957,559	1,672,279	3,811,821	3,217,411
Operating Expenses:
Airfreight services	593,325	499,418	1,106,829	942,822
Ocean freight and ocean services	385,156	385,927	764,574	751,990
Customs brokerage and other services	336,532	223,301	662,034	431,361
Salaries and related costs	350,948	318,529	690,843	611,109
Rent and occupancy costs	38,071	29,163	74,984	57,293
Depreciation and amortization	13,576	12,042	27,498	23,969
Selling and promotion	10,788	10,953	21,753	21,868
Other	45,579	24,706	86,904	62,645
Total operating expenses	1,773,975	1,504,039	3,435,419	2,903,057
Operating income	183,584	168,240	376,402	314,354
Other Income (Expense):
Interest income	5,153	3,380	9,467	6,121
Other, net	1,167	2,190	1,791	2,488
Other income (expense), net	6,320	5,570	11,258	8,609
Earnings before income taxes	189,904	173,810	387,660	322,963
Income tax expense	48,958	65,055	110,514	120,641
Net earnings	140,946	108,755	277,146	202,322
Less net earnings (loss) attributable to the noncontrolling interest	341	(96)	849	207
Net earnings attributable to shareholders	$140,605	$108,851	$276,297	$202,115
Diluted earnings attributable to shareholders per share	$0.79	$0.60	$1.54	$1.11
Basic earnings attributable to shareholders per share	$0.80	$0.60	$1.58	$1.12
Dividends declared and paid per common share	$0.45	$0.42	$0.45	$0.42
Weighted average diluted shares outstanding	178,603	182,033	179,120	182,091
Weighted average basic shares outstanding	174,754	180,012	175,324	180,037
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net earnings	$140,946	$108,755	$277,146	$202,322
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $15,171 and $5,016 for the three months ended June 30, 2018 and 2017 and $9,660 and $9,892 for the six months ended June 30, 2018 and 2017	(26,051)	9,236	(17,200)	18,096
Other comprehensive (loss) income	(26,051)	9,236	(17,200)	18,096
Comprehensive income	114,895	117,991	259,946	220,418
Less comprehensive income (loss) attributable to the noncontrolling interest	10	(31)	397	218
Comprehensive income attributable to shareholders	$114,885	$118,022	$259,549	$220,200
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating Activities:
Net earnings	$140,946	$108,755	$277,146	$202,322
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for losses on accounts receivable	528	515	263	1,446
Deferred income tax expense	3,235	7,261	6,088	12,854
Stock compensation expense	18,002	17,203	29,269	27,826
Depreciation and amortization	13,576	12,042	27,498	23,969
Other, net	56	(174)	104	(525)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(46,876)	(73,142)	53,771	2,312
Decrease in accounts payable and accrued expenses	58,075	52,623	12,231	34,299
Increase in deferred contract costs	(20,019)	—	(16,612)	—
Increase in contract liabilities	20,294	—	12,893	—
Decrease in income taxes payable, net	(38,059)	(47,159)	(18,550)	(27,335)
(Increase) decrease in other current assets	(1,202)	3,290	(68)	(275)
Net cash from operating activities	148,556	81,214	384,033	276,893
Investing Activities:
Purchase of property and equipment	(12,113)	(20,380)	(25,909)	(33,141)
Other, net	(1,564)	40	(1,995)	(631)
Net cash from investing activities	(13,677)	(20,340)	(27,904)	(33,772)
Financing Activities:
Proceeds from issuance of common stock	95,363	51,501	121,760	96,866
Repurchases of common stock	(235,572)	(84,052)	(407,932)	(137,960)
Dividends paid	(79,180)	(75,726)	(79,180)	(75,726)
Payments for taxes related to net share settlement of equity awards	(3,215)	—	(3,215)	—
Net cash from financing activities	(222,604)	(108,277)	(368,567)	(116,820)
Effect of exchange rate changes on cash and cash equivalents	(24,322)	6,270	(17,807)	14,174
(Decrease) increase in cash and cash equivalents	(112,047)	(41,133)	(30,245)	140,475
Cash and cash equivalents at beginning of period	1,132,901	1,156,043	1,051,099	974,435
Cash and cash equivalents at end of period	$1,020,854	$1,114,910	$1,020,854	$1,114,910
Taxes Paid:
Income taxes	$85,612	$103,508	$124,131	$132,654
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
The Company evaluates whether amounts billed to customers should be reported as gross or net revenue. Generally, revenue is recorded on a gross basis when the Company is primarily responsible for fulfilling the promise to provide the services, when it assumes risk of loss, when it has discretion in setting the prices for the services to the customers, and when the Company has the ability to direct the use of the services provided by the third party.

C.	Accounts Receivable
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $12,272 as of June 30, 2018 and $12,858 as of December 31, 2017. Additions and write-offs have not been significant in the periods presented.

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
E. Recent Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update (ASU) changing the accounting for leases and includes a requirement to record all leases exceeding one year on the consolidated balance sheet as assets and liabilities. The Company expects to adopt the standard using a modified retrospective method and initially apply the standard beginning January 1, 2019. Adoption will impact the consolidated balance sheets as future minimum lease payments under noncancelable operating leases totaled approximately $250 million as of June 30, 2018. The Company is currently evaluating its existing lease portfolio, including accumulating all of the necessary information required to make appropriate accounting policy elections and properly account for the leases under this new standard. Additionally, the Company has begun the implementation of an enterprise-wide lease management system that, along with accompanying process changes, will assist in the accounting and internal control changes necessary to meet the reporting and disclosure requirements of the new standard when it becomes effective.
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
Note 2. Revenues
Effective January 1, 2018, the Company adopted Topic 606 Revenue from Contracts with Customers (Topic 606). The adoption of Topic 606 did not materially impact the Company's revenue recognition policy. The Company adopted the standard using the modified retrospective transition method applied to those contracts not completed as of January 1, 2018, resulting in a $22 million adjustment to the opening balance of retained earnings and the recording of deferred contract costs and contract liabilities of $135 million and $165 million, respectively. The Company satisfied nearly all performance obligations for the contract liabilities recorded upon adoption at January 1, 2018, and recognized the corresponding revenues and costs during the first quarter. The Company also satisfied nearly all performance obligations for the contract liabilities recorded as of March 31, 2018 and recognized the corresponding revenues and costs during the second quarter. In conjunction with the adoption of Topic 606, the Company also changed its presentation of certain warehouse and distribution revenues from a net to a gross basis, which increased customs brokerage and other services revenues and operating expenses by approximately $50 million in both the first and second quarters of 2018.
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
Note 3. Share-Based Compensation
The Company has historically granted the majority of its share-based awards during the second quarter of each fiscal year. In the second quarter of 2018 and 2017, the Company awarded 461 and 583 restricted stock units (RSU), respectively, under the Omnibus Incentive Plan (2017 Plan), which was approved by shareholders in 2017. The RSU, awarded to certain employees, were granted at a weighted-average grant date fair value of $69.58 in 2018 and $54.04 in 2017. The RSU vest annually over 3 years based on continued employment and are settled upon vesting in shares of the Company's common stock on a one-for-one basis. The value of an RSU grant is based on the Company's stock price on the date of grant. Additionally, in the second quarter of 2018 and 2017, respectively, 25 and 38 fully vested shares were granted to non-employee directors.
The Company also awarded 18 and 23 performance stock units (PSU) in 2018 and 2017, respectively, under the 2017 Plan. The PSU include performance conditions to be finally measured in 2020 and 2019, respectively. The final number of PSU will be determined using an adjustment factor of up to two times or down to 0.5 of the targeted PSU grant. If the minimum performance thresholds are not achieved, no shares will be issued. Each PSU will convert to one share of the Company's common stock upon vesting.
RSU and PSU granted under the 2017 Plan have dividend equivalent rights, which entitle holders of RSU and PSU to the same dividend value per share as holders of common stock. Dividend equivalent rights are subject to the same vesting and other terms and conditions as the corresponding unvested RSU and PSU and are accumulated and paid in shares when the underlying awards vest.
The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and none were issued in the six-month periods ended June 30, 2018 and 2017.
The Company recognizes stock compensation expense based on an estimate of the fair value of awards granted to employees and directors under the Company’s omnibus incentive, stock option, director restricted stock and employee stock purchase rights plans. This expense, adjusted for expected forfeitures, is recognized in net earnings on a straight-line basis over the service periods as salaries and related costs. RSU awards to certain employees meeting specific retirement eligibility criteria at the time of grant are expensed immediately, as there is no substantive service period associated with those awards. Approximately $4 million of stock compensation expense was recognized in each of the three and six-month periods ended June 30, 2018 and 2017 for RSU grants meeting retirement eligibility criteria.

Note 4. Income Taxes
In December 2017, the 2017 Tax Act was enacted in the United States. Among its many provisions, the 2017 Tax Act imposed a mandatory one-time transition tax on undistributed international earnings (Transition Tax), reduced the U.S. corporate income tax rate from 35% to 21% and created a territorial tax system. As a result of the enactment of the 2017 Tax Act, the Company recognized a provisional net income tax benefit of $39 million in 2017. Beginning January 1, 2018, foreign earnings of the Company's international subsidiaries are exempt from U.S. Federal income tax upon repatriation. Notwithstanding these changes, certain non-U.S. withholding taxes and foreign exchange gains and losses will continue to be applicable upon the future repatriation of foreign earnings.
During the first quarter of 2018, the Company recorded additional provisional tax expense of $1.8 million associated with the Transition Tax reflecting additional guidance issued during the period. The Company expects that the Internal Revenue Service (IRS) will continue to issue additional guidance in the subsequent quarters of 2018 related to the 2017 Tax Act. As this guidance is issued, the Company will continue to evaluate the information to determine whether any additional adjustments to its provisional tax provisions are required. Provisional amounts include any changes as a result of future guidance and interpretations to be issued and any indirect impacts required to be recorded, including for example amounts recorded for state income taxes.
The 2017 Tax Act included provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. Consistent with U.S. GAAP, the Company will treat BEAT as discrete adjustments to the income tax provision when incurred in future periods for which no deferred taxes are required to be provided and has made an accounting policy election to treat GILTI taxes in a similar manner. No provision for income taxes related to GILTI has been recorded through June 30, 2018. In 2017 and during the first quarter of 2018 no provision for BEAT was recorded. However, during the second quarter of 2018 estimated BEAT income tax expense of $2.0 million was recognized.

The components of the provisional net income tax benefit recorded in 2017 and through the six-month period ended June 30, 2018 are based on the then currently best available information. Additional information needs to be prepared, obtained and/or analyzed to determine the final amounts. The provisional tax expense for the mandatory repatriation of undistributed international earnings will require further analysis of certain foreign exchange gains or losses, substantiation of foreign tax credits, as well as estimated cash and cash equivalents of the Company's foreign subsidiaries.
The provisional tax benefit for the remeasurement of deferred taxes will require additional information necessary for the preparation of the Company's U.S. federal tax return, and further analysis and interpretation of certain provisions of the 2017 Tax Act impacting deferred taxes, for example 100% expensing of qualified assets, could impact the Company's recorded deferred tax balances.
The tax effects for these items will be recorded in subsequent quarters of 2018, as discrete adjustments to the income tax provision, once complete. The Company elected to adopt the Securities and Exchange Commission issued guidance that allows for a measurement period, not to exceed one year after the enactment date of the 2017 Tax Act, to finalize the recording of the related tax impacts. The Company will finalize its tax positions and calculations when it files its 2017 U.S. tax returns. At that point, the Company will conclude finally whether any further adjustments are required to its net current and deferred tax accounts in the U.S. as of December 31, 2017, as well as to the provisional liability associated with the Transition Tax. As of June 30, 2018, the Company reclassified its provisional liability associated with the Transition Tax from a long-term liability to a current obligation, offsetting its prepaid income tax balance, as a result of guidance issued by the IRS during the second quarter.

The Company's consolidated effective income tax rate was 25.8% and 28.5%, respectively, for the three and six-month periods ended June 30, 2018, as compared to 37.4% for the comparable periods in 2017. The lower effective tax rate in 2018 was principally due to the lower U.S. federal tax rate that resulted from the 2017 Tax Act coupled with significant share-based compensation deductions principally as a result of stock option exercises during the quarter ended June 30, 2018. This was partially offset by certain expenses that are no longer deductible under the 2017 Tax Act and the recognition of estimated BEAT income tax expense of $2.0 million.
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
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended
	June 30,
(Amounts in thousands, except per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2018
Basic earnings attributable to shareholders	$140,605	174,754	$0.80
Effect of dilutive potential common shares	—	3,849	—
Diluted earnings attributable to shareholders	$140,605	178,603	$0.79
2017
Basic earnings attributable to shareholders	$108,851	180,012	$0.60
Effect of dilutive potential common shares	—	2,021	—
Diluted earnings attributable to shareholders	$108,851	182,033	$0.60

	Six months ended
	June 30,
(Amounts in thousands, except per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2018
Basic earnings attributable to shareholders	$276,297	175,324	$1.58
Effect of dilutive potential common shares	—	3,796	—
Diluted earnings attributable to shareholders	$276,297	179,120	$1.54
2017
Basic earnings attributable to shareholders	$202,115	180,037	$1.12
Effect of dilutive potential common shares	—	2,054	—
Diluted earnings attributable to shareholders	$202,115	182,091	$1.11
The following potential common shares have been excluded from the computation of diluted earnings per share because the effect would have been antidilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Shares	—	3,002	383	3,001

Note 6. Components of Equity
The components of equity for the six months ended June 30, 2018 and 2017 are as follows:

	Shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2017	$1,991,858	2,515	1,994,373
Cumulative effect of accounting change	(22,357)	(105)	(22,462)
Exercise of stock options and release of restricted awards, net of shares withheld for employee taxes	118,545	—	118,545
Shares repurchased under provisions of stock repurchase plans	(407,932)	—	(407,932)
Stock compensation expense	29,269	—	29,269
Net earnings	276,297	849	277,146
Other comprehensive loss	(16,748)	(452)	(17,200)
Dividends paid ($0.45 per share)	$(79,180)		(79,180)
Balance at June 30, 2018	$1,889,752	2,807	1,892,559

Balance at December 31, 2016	$1,844,638	2,575	1,847,213
Exercise of stock options	96,866	—	96,866
Shares repurchased under provisions of stock repurchase plans	(137,960)	—	(137,960)
Stock compensation expense	27,826	—	27,826
Net earnings	202,115	207	202,322
Other comprehensive income	18,085	11	18,096
Dividends paid ($0.42 per share)	$(75,726)		(75,726)
Balance at June 30, 2017	$1,975,844	2,793	1,978,637
The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises and employee stock purchases. During the six-month periods ended June 30, 2018 and 2017, 1,441 and 1,651 shares were repurchased at an average price of $72.21 and $55.74 per share, respectively.
The Company also has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding stock down to 170 million shares of common stock. During the six-month period ended June 30, 2018, 4,311 shares were repurchased at an average price of $70.49 per share, compared to 831 shares at an average price of $55.27 per share during the same period in 2017.
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
Cash and cash equivalents consist of the following:

	June 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$527,095	527,095	383,021	383,021
Corporate commercial paper	467,528	467,898	635,345	635,919
Time deposits	26,231	26,231	32,733	32,733
Total cash and cash equivalents	$1,020,854	1,021,224	1,051,099	1,051,673
The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).
Note 8. Contingencies
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of June 30, 2018, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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
Financial information regarding the Company’s operations by geographic area is as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended June 30, 2018:
Revenues from unaffiliated customers	$567,271	80,268	38,697	674,101	172,696	315,950	108,576	—	1,957,559
Transfers between geographic areas	30,805	3,976	3,921	6,126	6,832	14,825	5,429	(71,914)	—
Total revenues	$598,076	84,244	42,618	680,227	179,528	330,775	114,005	(71,914)	1,957,559
Net revenues[1]	$271,880	34,749	15,923	140,583	44,886	102,371	33,125	(971)	642,546
Operating income	$63,628	10,077	2,701	70,359	13,374	16,958	6,490	(3)	183,584
Identifiable assets at period end	$1,488,060	153,827	54,186	540,954	157,479	526,607	217,716	(5,997)	3,132,832
Capital expenditures	$6,032	2,191	167	559	695	1,225	1,244	—	12,113
Depreciation and amortization	$8,447	473	395	1,303	542	1,955	461	—	13,576
Equity	$1,196,226	56,702	26,625	250,513	112,259	157,493	127,032	(34,291)	1,892,559
Three months ended June 30, 2017:
Revenues from unaffiliated customers	$452,217	62,554	23,463	620,050	157,698	259,533	96,764	—	1,672,279
Transfers between geographic areas	28,155	2,825	3,759	4,835	5,408	9,664	5,034	(59,680)	—
Total revenues	$480,372	65,379	27,222	624,885	163,106	269,197	101,798	(59,680)	1,672,279
Net revenues[1]	$250,027	28,173	14,008	120,959	38,228	80,896	30,286	1,056	563,633
Operating income	$64,265	12,317	2,246	58,093	12,513	13,419	5,390	(3)	168,240
Identifiable assets at period end	$1,487,582	129,830	48,064	576,655	129,002	437,628	207,191	6,804	3,022,756
Capital expenditures	$6,852	569	957	663	409	10,501	429	—	20,380
Depreciation and amortization	$7,731	386	300	1,362	556	1,227	480	—	12,042
Equity	$1,147,962	61,957	24,320	402,211	117,077	135,726	124,628	(35,244)	1,978,637

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
Six months ended June 30, 2018:
Revenues from unaffiliated customers	$1,102,140	156,793	71,419	1,304,673	341,296	621,742	213,758	—	3,811,821
Transfers between geographic areas	59,686	7,538	7,308	12,143	13,382	29,013	10,784	(139,854)	—
Total revenues	$1,161,826	164,331	78,727	1,316,816	354,678	650,755	224,542	(139,854)	3,811,821
Net revenues[1]	$549,065	65,196	30,668	277,791	89,292	201,006	66,326	(960)	1,278,384
Operating income	$133,276	19,095	5,071	140,282	28,506	36,236	13,928	8	376,402
Identifiable assets at period end	$1,488,060	153,827	54,186	540,954	157,479	526,607	217,716	(5,997)	3,132,832
Capital expenditures	$9,203	3,719	672	1,343	1,024	8,416	1,532	—	25,909
Depreciation and amortization	$17,212	871	763	2,679	1,125	3,931	917	—	27,498
Equity	$1,196,226	56,702	26,625	250,513	112,259	157,493	127,032	(34,291)	1,892,559
Six months ended June 30, 2017:
Revenues from unaffiliated customers	$878,236	122,453	45,566	1,186,478	304,938	490,990	188,750	—	3,217,411
Transfers between geographic areas	52,468	5,464	7,394	9,886	10,839	18,986	9,998	(115,035)	—
Total revenues	$930,704	127,917	52,960	1,196,364	315,777	509,976	198,748	(115,035)	3,217,411
Net revenues[1]	$480,812	53,966	28,924	232,792	76,223	156,854	60,017	1,650	1,091,238
Operating income	$116,611	17,368	5,697	111,445	25,737	25,065	12,433	(2)	314,354
Identifiable assets at period end	$1,487,582	129,830	48,064	576,655	129,002	437,628	207,191	6,804	3,022,756
Capital expenditures	$12,094	803	1,212	1,903	782	15,579	768	—	33,141
Depreciation and amortization	$15,484	758	620	2,682	1,087	2,398	940	—	23,969
Equity	$1,147,962	61,957	24,320	402,211	117,077	135,726	124,628	(35,244)	1,978,637
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

The following table presents the calculation of consolidated net revenues:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Total revenues	$1,957,559	$1,672,279	$3,811,821	$3,217,411
Expenses:
Airfreight services	593,325	499,418	1,106,829	942,822
Ocean freight and ocean services	385,156	385,927	764,574	751,990
Customs brokerage and other services	336,532	223,301	662,034	431,361
Net revenues	$642,546	$563,633	$1,278,384	$1,091,238

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
In these transactions, we evaluate whether it is appropriate to record the gross or net amount as revenue. Generally, revenue is recorded on a gross basis when we are primarily responsible for fulfilling the promise to provide the services, when we assume risk of loss, when we have discretion in setting the prices for the services to the customers, and we have the ability to direct the use of the services provided by the third party. When revenue is recorded on a net basis, the amounts earned are determined using a fixed fee, a per unit of activity fee or a combination thereof. For revenues earned in other capacities, for instance, when we do not issue a HAWB, a HOBL or a House Seaway Bill or otherwise act solely as an agent for the shipper, only the commissions and fees earned for such services are included in revenues. In these transactions, we are not a principal and report only commissions and fees earned in revenue.
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

•
Individual commitment to the identification and mentoring of successors for every key position so that when change occurs, at least one qualified and well-trained internal candidate is ready to step forward; and

•
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
We believe that our unique culture is a critical component to our continued success. We strongly believe that it is nearly impossible to predict all events that, individually or in the aggregate, could have a positive or a negative impact on our future operations. As a result, management's focus is on building and maintaining a global corporate culture and an environment where well-trained employees and managers are prepared to identify and react to changes as they develop and thereby help us adapt and thrive as major trends emerge.
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
International Trade and Competition
We operate in over 60 countries in the competitive global logistics industry and our activities are closely tied to the global economy. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, and laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to current tariffs and trade restrictions and accords. We cannot predict which, if any, of these proposals may be adopted, or the effects the adoption of any such proposal will have on our business. Doing business in foreign locations also subjects us to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies and inter-governmental disputes concerning international trade, our business may also be negatively affected by political developments and changes in government personnel or policies in the United States and other countries, as well as economic turbulence, political unrest and security concerns in the nations in which we conduct business and the future impact that these events may have on international trade and oil prices.
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
Ocean carriers have incurred substantial operating losses in recent years, and many are highly leveraged with debt. These financial challenges have resulted in multiple carrier acquisitions and carrier alliance formations. Additionally, while overall global demand has recently increased, carriers continue to take delivery of new and larger ships, which creates additional capacity. Carriers also face new regulatory requirements that become effective in 2020 to reduce the use of marine fuel sulfur, which could increase their operating and capital costs. When the market experiences seasonal peaks or any sort of disruption, the carriers often increase their pricing suddenly. This carrier behavior creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.
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
Results of Operations
The following table shows the revenues and directly related expenses for our principal services and total net revenues (a non-GAAP measure calculated as revenues less directly related operating expenses attributable to our principal services) and our expenses for the three and six-month periods ended June 30, 2018 and 2017, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues when analyzing and discussing management's effectiveness in managing our principal services since total revenues earned by Expeditors as a freight consolidator include the carriers’ charges to us for carrying the shipment, whereas revenues earned by Expeditors in our other capacities include primarily the commissions and fees actually earned by us. Net revenue is one of our primary operational and financial measures and demonstrates our ability to manage sell rates to customers with our ability to concentrate and leverage our purchasing power through effective consolidation of shipments from multiple customers utilizing a variety of transportation carriers and optimal routings. Using net revenue also provides a commonality for comparison among various services.
The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
(in thousands)
Airfreight services:
Revenues	$801,761		$671,868		$1,532,988		$1,287,413
Expenses	593,325		499,418		1,106,829		942,822
Net revenues	208,436	32%	172,450	31%	426,159	33%	344,591	31%
Ocean freight services and ocean services:
Revenues	530,008		528,585		1,050,891		1,022,344
Expenses	385,156		385,927		764,574		751,990
Net revenues	144,852	23	142,658	25	286,317	23	270,354	25
Customs brokerage and other services:
Revenues	625,790		471,826		1,227,942		907,654
Expenses	336,532		223,301		662,034		431,361
Net revenues	289,258	45	248,525	44	565,908	44	476,293	44
Total net revenues	642,546	100	563,633	100	1,278,384	100	1,091,238	100
Overhead expenses:
Salaries and related costs	350,948	54	318,529	56	690,843	54	611,109	56
Other	108,014	17	76,864	14	211,139	17	165,775	15
Total overhead expenses	458,962	71	395,393	70	901,982	71	776,884	71
Operating income	183,584	29	168,240	30	376,402	29	314,354	29
Other income (expense), net	6,320	1	5,570	1	11,258	1	8,609	1
Earnings before income taxes	189,904	30	173,810	31	387,660	30	322,963	30
Income tax expense	48,958	8	65,055	12	110,514	8	120,641	11
Net earnings	140,946	22	108,755	19	277,146	22	202,322	19
Less net earnings (losses) attributable to the noncontrolling interest	341	—	(96)	—	849	—	207	—
Net earnings attributable to shareholders	$140,605	22%	$108,851	19%	$276,297	22%	$202,115	19%
Airfreight services:
Airfreight services revenues increased 19% in both the three and six-month periods ended June 30, 2018, as compared with the same periods for 2017, primarily due to 4% and 5% growth in tonnage and higher sell rates in response to increased buy rates resulting from higher overall market demand. Airfreight services expenses increased 19% and 17% in the three and six-month periods ended June 30, 2018, principally as a result of the increase in tonnage and higher buy rates due to tighter carrier capacity and increased fuel prices.
Airfreight services net revenues increased 21% in the three-month period ended June 30, 2018, as compared with the same period for 2017. This was due to 4% tonnage growth and a 19% increase in net revenue per kilo, resulting from adjustments to average sell rates that increased commensurate with higher average buy rates. North America and Europe net revenues increased by 16% and 24%, respectively, primarily due to tonnage increases of 11% and 3% and higher sell rates in North America. North Asia and South Asia net revenues increased by 28% and 15%, respectively, while tonnage remained flat and decreased 3%, respectively.
Airfreight services net revenues increased 24% for the six-month period ended June 30, 2018, as compared with the same period for 2017. This was principally due to a 24% increase in net revenue per kilo and 5% growth in tonnage. Average net revenue per kilo increased in most regions primarily due to higher average sell rates that increased commensurate with higher average buy rates. In 2017, carriers significantly increased pricing in North Asia as a result of higher demand relative to available capacity. North America and Europe net revenues increased by 24% and 23%, respectively, while tonnage increased 11% and 9%, respectively. North Asia and South Asia net revenues increased by 30% and 14%, respectively, despite tonnage decreases of 2% and 1%, respectively.
Since late 2016, the global airfreight market has been experiencing imbalances between carrier capacity and demand in certain lanes, which is resulting in higher average buy rates. Customers remain focused on improving supply-chain efficiency, reducing overall logistics costs by negotiating lower rates and utilizing ocean freight whenever possible. Customers are increasingly utilizing airfreight to improve speed to market. We expect these trends to continue in conjunction with carriers' efforts to manage available capacity and the evolution of consumer purchasing behavior, such as online shopping. These conditions could be affected by new product launches and customer responses to governmental trade policies during periods that have historically experienced higher demand. These conditions, should they continue to occur, could create a higher degree of volatility in volumes and, ultimately, buy and sell rates.
Ocean freight and ocean services:
Ocean freight consolidation, direct ocean forwarding and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues remained flat and increased 3%, respectively, for the three and six-month periods ended June 30, 2018, as compared with the same periods in 2017. The increase in the first half of the year resulted primarily from a 2% increase in container volume. Ocean freight and ocean services expenses remained flat and increased 2%, respectively, for the three and six-month periods ended June 30, 2018.
Ocean freight and ocean services net revenues increased 2% and 6%, respectively, for the three and six-month periods ended June 30, 2018, as compared with the same periods in 2017. The largest component of our ocean freight net revenue was derived from ocean freight consolidation, which represented 44% and 46% of ocean freight net revenue for the six-month periods ended June 30, 2018 and 2017, respectively.
Ocean freight consolidation net revenues decreased 5% in the second quarter of 2018, as compared with the same period in 2017, due primarily to a 7% decrease in net revenue per container, partially offset by a 1% growth in volume. Ocean consolidation net revenues increased 3% in the first half of 2018, due primarily to the 2% growth in container volume and a 1% increase in net revenue per container. Direct ocean freight forwarding net revenues increased 6% and 4%, respectively, for the three and six-month periods ended June 30, 2018, primarily due to higher volumes in Europe. Order management net revenues increased 7% and 14%, respectively, for the three and six-month periods ended June 30, 2018, mostly resulting from higher volumes with new and existing customers primarily in North Asia and North America.
North America ocean freight and ocean services net revenues increased 1% and 3%, respectively, for the three and six-month periods ended June 30, 2018, primarily due to higher export volumes. Europe net revenues increased 14% and 20% due primarily to growth in direct ocean freight forwarding and higher net revenue per container. North Asia net revenues decreased 2% in the second quarter as volumes decreased 3%. North Asia net revenues increased 5% in the first half of 2018, while volumes remained flat. South Asia net revenues increased 1% and 4%, respectively, due principally to growth in order management.
We expect that pricing volatility will continue as customers solicit bids, react to governmental trade policies, and carriers adapt to changes in capacity and market demand, merge or create alliances with other carriers. These conditions could result in lower margins.
Customs brokerage and other services:
Customs brokerage and other services revenues increased 33% and 35%, respectively, for the three and six-month periods ended June 30, 2018, as compared with the same periods in 2017, primarily as a result of higher volumes in customs brokerage, road freight and warehouse and distribution services. Customs brokerage and other services expenses increased 51% and 53% for the three and six-month periods ended June 30, 2018, as compared with the same periods in 2017, principally as a result of higher volumes. In conjunction with the adoption of the new revenue recognition standard, we analyzed contracts with customers in our warehouse and distribution business. In 2018, we changed our presentation of certain warehouse and distribution revenues from a net to a gross basis, which increased both revenues and operating expenses by approximately $50 million in both the first and second quarters of 2018.
Customs brokerage and other services net revenues increased 16% and 19%, respectively, for the three and six-month periods ended June 30, 2018, as compared with the same periods in 2017, primarily as a result of an increase in customs brokerage, road freight and distribution volumes, particularly in North America, Europe and North Asia. Customers continue to seek out customs brokers, such as Expeditors, with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.
North America net revenues increased 11% and 15%, respectively, for the three and six-month periods ended June 30, 2018, as compared with the same periods for 2017, primarily as a result of higher volumes in customs brokerage and road freight services. Europe net revenues increased 34% and 36% primarily due to higher customs brokerage and road freight services net revenues. North Asia net revenues increased 42% and 29% primarily due to higher customs brokerage volumes.
Overhead expenses:
Salaries and related costs increased 10% and 13%, respectively, for the three and six-month periods ended June 30, 2018, as compared with the same periods in 2017, due principally to an increase in the number of employees, primarily in North America and Europe, higher base salaries and benefits and increased bonuses from higher operating income. The number of employees increased primarily to support increased activity in our business operations.
Historically, the relatively consistent relationship between salaries and net revenues has been the result of a compensation philosophy that has been maintained since the inception of our company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation occur in proportion to changes in our operating income, creating an alignment between branch and corporate performance and shareholder interests. Bonuses to field and executive management for the six-month period ended June 30, 2018 were up 18% while operating income increased 20%. Our management compensation programs have always been incentive-based and performance driven. Salaries and related costs as a percentage of net revenues decreased from 56% to 54% for the six-month period ended June 30, 2018, as compared to the same period in 2017.
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
Other overhead expenses increased 41% and 27%, respectively, for the three and six-month periods ended June 30, 2018, as compared with the same periods in 2017. In the second quarter of 2017, we recovered certain legal and related costs totaling $8 million and had a favorable resolution of an indirect tax contingency of $6 million. The increase in expenses was also due to renting additional space and technology-related fees, partially offset by lower consulting costs. We will continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to explore new areas for profitable growth. Other overhead expenses as a percentage of net revenues for the six-month period ended June 30, 2018 increased 2% to 17% compared to the same period in 2017, principally as a result of the events in 2017 discussed above.
Income tax expense:
Our consolidated effective income tax rate was 25.8% and 28.5%, respectively, for the three and six-month periods ended June 30, 2018, as compared to 37.4% for the comparable periods in 2017. The lower effective tax rate in 2018 was principally due to the lower U.S. federal tax rate and the shift to a territorial tax system that resulted from the 2017 Tax Act coupled with significant share-based compensation deductions principally from stock option exercises during the quarter ended June 30, 2018. This was partially offset by certain expenses that are no longer deductible under the 2017 Tax Act and the recognition of estimated BEAT income tax expense of $2.0 million. The recorded impacts of the 2017 Tax Act are provisional and the final amount may differ, possibly materially, due to various factors. See Note 4 to the condensed consolidated financial statements for additional information.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates dealing with a multitude of currencies other than the U.S. dollar. This results in our being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or agency relationships have strict currency control regulations, which influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three and six months ended June 30, 2018 and 2017 was insignificant. We had no foreign currency derivatives outstanding at June 30, 2018 and December 31, 2017. During the three and six-month periods ended June 30, 2018 net foreign currency gains were approximately $5 million and $1 million, respectively. During the three and six-month periods ended June 30, 2017, net foreign currency losses were approximately $4 million and $9 million, respectively.
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
The primary competitive factors in the international logistics industry continue to be price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. We emphasize quality customer service and believe that our prices are competitive with those of others in the industry. Customers regularly solicit bids from competitors in order to improve service, pricing and contractual terms such as seeking longer payment terms, higher or unlimited liability limits and performance penalties. Increased competition and competitors' acceptance of expanded contractual terms could result in reduced revenues, reduced margins, higher operating costs, higher claims or loss of market share, any of which would damage our results of operations and financial condition.
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
Liquidity and Capital Resources
Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three and six months ended June 30, 2018 was $149 million and $384 million, respectively, as compared with $81 million and $277 million for the same periods in 2017. The increases of $68 million and $107 million, respectively, in the second quarter and first half of 2018 are primarily due to higher earnings and improved working capital. At June 30, 2018, working capital was $1,324 million, including cash and cash equivalents of $1,021 million. We had no long-term debt at June 30, 2018. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
As a customs broker, we make significant cash advances for a select group of our credit-worthy customers. These cash advances are for customer obligations such as the payment of duties and taxes to customs authorities in various countries throughout the world. Increases in duty rates could result in increases in the amounts we advance on behalf of our customers. Cash advances are a “pass through” and are not recorded as a component of revenue and expense. The billings of such advances to customers are accounted for as a direct increase in accounts receivable from the customer and a corresponding increase in accounts payable to governmental customs authorities. As a result of these “pass through” billings, the conventional Days Sales Outstanding or DSO calculation does not directly measure collection efficiency. For customers that meet certain criteria, we have agreed to extend payment terms beyond our customary terms. Management believes that it has established effective credit control procedures, and historically has experienced relatively insignificant collection problems.
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

Cash used in investing activities for the three and six months ended June 30, 2018 was $14 million and $28 million, respectively, as compared with $20 million and $34 million in the same period of 2017. We had capital expenditures of $12 million and $26 million for the three and six-month periods ended June 30, 2018, respectively, as compared with $20 million and $34 million for the same periods in 2017. Capital expenditures in the three and six months ended June 30, 2018 related primarily to continuing investments in technology, building construction, building and leasehold improvements. Occasionally, we elect to purchase buildings to house staff and to facilitate the staging of customers’ freight. Total anticipated capital expenditures in 2018 are currently estimated to be $70 million. This includes routine capital expenditures and investments in technology.
Cash used in financing activities during the three and six months ended June 30, 2018 was $223 million and $369 million as compared with $108 million and $117 million for the same periods in 2017. We use the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to limit the growth in issued and outstanding shares. During the three and six months ended June 30, 2018, we used cash to repurchase 3.1 million and 5.8 million shares, respectively, to reduce the number of total outstanding shares, compared to 1.5 million and 2.5 million shares, respectively, in the same periods in 2017.
We follow established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. Historically, our investment portfolio has not been adversely impacted by disruptions occurring in the credit markets. However, there can be no assurance that our investment portfolio will not be adversely affected in the future.
We maintain international unsecured bank lines of credit. At June 30, 2018, we were contingently liable for $65 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.
We typically enter into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. We only enter into agreements that management believes we can fulfill.
Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and needs to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At June 30, 2018, cash and cash equivalent balances of $546 million were held by our non-United States subsidiaries, of which $10 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.
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
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the six months ended June 30, 2018, would have had the effect of raising operating income approximately $27 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $22 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the three and six months ended June 30, 2018 and 2017 was insignificant. During the three and six-month periods ended June 30, 2018 foreign currency gains were approximately $5 million and $1 million, respectively. During the three and six-month periods ended June 30, 2017, foreign currency losses were approximately $4 million and $9 million. We had no foreign currency derivatives outstanding at June 30, 2018 and December 31, 2017. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of June 30, 2018, we had approximately $36 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.
Interest Rate Risk
At June 30, 2018, we had cash and cash equivalents of $1,021 million, of which $494 million was invested at various short-term market interest rates. We had no long-term debt at June 30, 2018. A hypothetical change in the interest rate of 10 basis points at June 30, 2018 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the second quarter of 2018.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Expeditors is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on our operations, cash flows or financial position. As of June 30, 2018, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.
Item 1A. Risk Factors
There have been no material changes in Expeditors' risk factors from those disclosed in our annual report on Form 10-K filed on February 23, 2018 other than the following:

International Trade
Expeditors primarily provides services to customers engaged in international commerce. Everything that affects international trade has the potential to expand or contract our primary market and adversely impact our operating results. For example, international trade is influenced by:

• currency exchange rates and currency control regulations;
• interest rate fluctuations;
• changes and uncertainties in governmental policies and inter-governmental disputes, which could result in increased tariff rates, quota restrictions, trade barriers and other types of restrictions;
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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2018	—	$—	—	6,680,503
May 1-31, 2018	650,000	74.88	650,000	7,780,511
June 1-30, 2018	2,440,592	76.58	2,440,592	4,779,986
Total	3,090,592	$76.22	3,090,592	4,779,986
In November 1993, Expeditors' Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing our common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of our common stock. This authorization has no expiration date. This plan was initially disclosed in our annual report on Form 10-K filed on March 31, 1995. In the second quarter of 2018, 996,109 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.

In November 2001, under a Discretionary Stock Repurchase Plan, Expeditors' Board of Directors authorized the repurchase of our common stock in the open market to reduce the issued and outstanding stock down to 200 million shares. In February 2014, the Board of Directors authorized repurchases down to 190 million shares of common stock. In February and August 2015 and May 2016, the Board of Directors further authorized repurchases down to 188 million, 180 million and 170 million, respectively. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. In the second quarter of 2018, 2,094,483 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan.
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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

August 8, 2018	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

August 8, 2018	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer