Form 10-Q
period 2018-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2018-11-07
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes ☐ No ☒
At November 5, 2018, the number of shares outstanding of the issuer’s Common Stock was 172,590,076.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2018	December 31, 2017
Current Assets:
Cash and cash equivalents	$990,612	$1,051,099
Accounts receivable, less allowance for doubtful accounts of $13,696 at September 30, 2018 and $12,858 at December 31, 2017	1,528,524	1,414,741
Deferred contract costs	168,090	—
Other	59,247	75,612
Total current assets	2,746,473	2,541,452
Property and equipment, less accumulated depreciation and amortization of $441,433 at September 30, 2018 and $420,282 at December 31, 2017	510,328	525,203
Goodwill	7,927	7,927
Deferred Federal and state income taxes, net	43,293	13,207
Other assets, net	26,779	29,219
Total assets	$3,334,800	$3,117,008
Current Liabilities:
Accounts payable	$934,509	$866,305
Accrued expenses, primarily salaries and related costs	228,785	206,320
Contract liabilities	195,035	—
Federal, state and foreign income taxes	19,139	20,494
Total current liabilities	1,377,468	1,093,119
Noncurrent Federal income taxes payable	—	29,516

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding 172,564 shares at September 30, 2018 and 176,374 shares at December 31, 2017	1,726	1,764
Additional paid-in capital	1,832	546
Retained earnings	2,053,389	2,063,512
Accumulated other comprehensive loss	(101,098)	(73,964)
Total shareholders’ equity	1,955,849	1,991,858
Noncontrolling interest	1,483	2,515
Total equity	1,957,332	1,994,373
Total liabilities and equity	$3,334,800	$3,117,008
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Airfreight services	$833,338	$735,164	$2,366,326	$2,022,577
Ocean freight and ocean services	585,810	563,386	1,636,701	1,585,730
Customs brokerage and other services	671,799	503,616	1,899,741	1,411,270
Total revenues	2,090,947	1,802,166	5,902,768	5,019,577
Operating Expenses:
Airfreight services	620,554	547,595	1,727,383	1,490,417
Ocean freight and ocean services	435,313	411,061	1,199,887	1,163,051
Customs brokerage and other services	373,766	244,368	1,035,800	675,729
Salaries and related costs	351,577	319,050	1,042,420	930,159
Rent and occupancy costs	38,202	30,533	113,186	87,826
Depreciation and amortization	13,335	12,272	40,833	36,241
Selling and promotion	10,632	10,608	32,385	32,476
Other	44,414	39,784	131,318	102,429
Total operating expenses	1,887,793	1,615,271	5,323,212	4,518,328
Operating income	203,154	186,895	579,556	501,249
Other Income (Expense):
Interest income	4,704	3,444	14,171	9,565
Other, net	566	96	2,357	2,584
Other income (expense), net	5,270	3,540	16,528	12,149
Earnings before income taxes	208,424	190,435	596,084	513,398
Income tax expense	45,357	69,829	155,871	190,470
Net earnings	163,067	120,606	440,213	322,928
Less net earnings attributable to the noncontrolling interest	375	343	1,224	550
Net earnings attributable to shareholders	$162,692	$120,263	$438,989	$322,378
Diluted earnings attributable to shareholders per share	$0.92	$0.66	$2.46	$1.77
Basic earnings attributable to shareholders per share	$0.94	$0.67	$2.51	$1.79
Dividends declared and paid per common share	$—	$—	$0.45	$0.42
Weighted average diluted shares outstanding	177,173	181,788	178,447	181,951
Weighted average basic shares outstanding	173,394	179,416	174,675	179,827
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net earnings	$163,067	$120,606	$440,213	$322,928
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $2,904 and $4,128 for the three months ended September 30, 2018 and 2017 and $12,563 and $14,019 for the nine months ended September 30, 2018 and 2017	(10,929)	7,489	(28,129)	25,585
Other comprehensive (loss) income	(10,929)	7,489	(28,129)	25,585
Comprehensive income	152,138	128,095	412,084	348,513
Less comprehensive (loss) income attributable to the noncontrolling interest	(167)	285	230	503
Comprehensive income attributable to shareholders	$152,305	$127,810	$411,854	$348,010
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating Activities:
Net earnings	$163,067	$120,606	$440,213	$322,928
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for losses on accounts receivable	1,969	1,741	2,232	3,187
Deferred income tax expense	(23,610)	(28,854)	(17,522)	(16,000)
Stock compensation expense	13,902	11,210	43,171	39,036
Depreciation and amortization	13,335	12,272	40,833	36,241
Other, net	666	377	770	(148)
Changes in operating assets and liabilities:
Increase in accounts receivable	(210,092)	(126,102)	(156,321)	(123,790)
Increase in accounts payable and accrued expenses	115,629	61,833	127,860	96,132
Increase in deferred contract costs	(34,623)	—	(51,235)	—
Increase in contract liabilities	36,256	—	49,149	—
Increase (decrease) in income taxes payable, net	9,292	38,149	(9,258)	10,814
Decrease (increase) in other current assets	930	(5,872)	862	(6,147)
Net cash from operating activities	86,721	85,360	470,754	362,253
Investing Activities:
Purchase of property and equipment	(11,733)	(34,462)	(37,642)	(67,603)
Other, net	1,109	(261)	(886)	(892)
Net cash from investing activities	(10,624)	(34,723)	(38,528)	(68,495)
Financing Activities:
Proceeds from issuance of common stock	47,806	65,915	169,566	162,781
Repurchases of common stock	(147,828)	(202,776)	(555,760)	(340,736)
Dividends paid	—	—	(79,180)	(75,726)
Payments for taxes related to net share settlement of equity awards	—	—	(3,215)	—
Distributions to noncontrolling interest	(633)	—	(633)	—
Purchase of noncontrolling interest	(613)	—	(613)	—
Net cash from financing activities	(101,268)	(136,861)	(469,835)	(253,681)
Effect of exchange rate changes on cash and cash equivalents	(5,071)	4,758	(22,878)	18,932
(Decrease) increase in cash and cash equivalents	(30,242)	(81,466)	(60,487)	59,009
Cash and cash equivalents at beginning of period	1,020,854	1,114,910	1,051,099	974,435
Cash and cash equivalents at end of period	$990,612	$1,033,444	$990,612	$1,033,444
Taxes Paid:
Income taxes	$59,313	$58,257	$183,444	$190,911
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
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $13,696 as of September 30, 2018 and $12,858 as of December 31, 2017. Additions and write-offs have not been significant in the periods presented.

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
E. Recent Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update (ASU) changing the accounting for leases and includes a requirement to record all leases exceeding one year on the consolidated balance sheet as assets and liabilities. The Company expects to adopt the standard using a modified retrospective method and initially apply the standard beginning January 1, 2019. Upon adoption, the Company will record right-of-use assets equal to the present value of its lease payments and corresponding lease liabilities on its consolidated balance sheet. As of September 30, 2018, undiscounted future minimum lease payments under noncancelable operating leases totaled approximately $294 million. On an on-going basis the Company does not expect any material changes to its operating results or cash flows from adoption of this standard. The Company is currently evaluating its existing lease portfolio, including accumulating all of the necessary information required to make appropriate accounting policy elections and properly account for the leases under this new standard. Additionally, the Company is implementing an enterprise-wide lease management system that, along with accompanying process changes, will assist in the accounting and internal control changes necessary to meet the reporting and disclosure requirements of the new standard when it becomes effective.
Taxes
In February 2018, the FASB issued an ASU, which amends existing guidance for reporting comprehensive income to reflect changes resulting from the 2017 Tax Act. The amendment provides the option to reclassify stranded tax effects resulting from the 2017 Tax Act within accumulated other comprehensive income (AOCI) to retained earnings. New disclosures will be required upon adoption, including the accounting policy for releasing income tax effects from AOCI, whether reclassification of stranded income tax effects is elected, and information about other income tax effect reclassifications. The amendment will become effective for the Company on January 1, 2019, and the Company will adopt in the first quarter of 2019 as required. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.

Note 2. Revenues
Effective January 1, 2018, the Company adopted Topic 606 Revenue from Contracts with Customers (Topic 606). The adoption of Topic 606 did not materially impact the Company's revenue recognition policy. The Company adopted the standard using the modified retrospective transition method applied to those contracts not completed as of January 1, 2018, resulting in a $22 million adjustment to the opening balance of retained earnings and the recording of deferred contract costs and contract liabilities of $135 million and $165 million, respectively. The Company satisfied nearly all performance obligations for the contract liabilities recorded upon adoption at January 1, 2018, and recognized the corresponding revenues and costs during the first quarter. The Company also satisfied nearly all performance obligations for the contract liabilities recorded as of June 30, 2018 and recognized the corresponding revenues and costs during the third quarter. In conjunction with the adoption of Topic 606, the Company also changed its presentation of certain warehouse and distribution revenues from a net to a gross basis, which increased customs brokerage and other services revenues and operating expenses by approximately $50 million in each of the first three quarters of 2018.
Comparative prior year information has not been adjusted and continues to be reported under the Company's historical revenue recognition policies described in Note 1.E to the Company's Form 10-K as filed on February 23, 2018.
The Company disaggregates its revenues by its three primary service categories in the consolidated financial statements: airfreight, ocean freight and ocean services and customs brokerage and other. Revenues by geographic location are presented within business segment information in Note 10.
Note 3. Share-Based Compensation
The Company has historically granted the majority of its share-based awards during the second quarter of each fiscal year. In the nine-month periods ended September 30, 2018 and 2017, the Company awarded 461 and 583 restricted stock units (RSU), respectively, under the Omnibus Incentive Plan (2017 Plan), which was approved by shareholders in 2017. The RSU, awarded to certain employees, were granted at a weighted-average grant date fair value of $69.58 in 2018 and $54.04 in 2017. The RSU vest annually over 3 years based on continued employment and are settled upon vesting in shares of the Company's common stock on a one-for-one basis. The value of an RSU grant is based on the Company's stock price on the date of grant. Additionally, in the second quarter of 2018 and 2017, respectively, 25 and 38 fully vested shares were granted to non-employee directors.
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
The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and 666 and 682 were issued in the three and nine-month periods ended September 30, 2018 and 2017. The fair value of the employee stock purchase rights granted was $17.49 and $11.69 per share in 2018 and 2017, respectively.
The Company recognizes stock compensation expense based on the fair value of awards granted to employees and directors under the Company’s omnibus incentive, stock option, director restricted stock and employee stock purchase rights plans. This expense, adjusted for expected forfeitures, is recognized in net earnings on a straight-line basis over the service periods as salaries and related costs. RSU awards to certain employees meeting specific retirement eligibility criteria at the time of grant are expensed immediately, as there is no substantive service period associated with those awards.

Note 4. Income Taxes
In December 2017, the 2017 Tax Act was enacted in the United States. Among its many provisions, the 2017 Tax Act imposed a mandatory one-time transition tax on undistributed international earnings (Transition Tax), reduced the U.S. corporate income tax rate from 35% to 21% and created a territorial tax system. As a result of the enactment of the 2017 Tax Act, the Company recognized a provisional net income tax benefit of $39 million in 2017. Beginning January 1, 2018, foreign earnings of the Company's international subsidiaries are generally exempt from U.S. Federal income tax upon repatriation. Notwithstanding these changes, certain non-U.S. withholding taxes and foreign exchange gains and losses will continue to be applicable upon the future repatriation of foreign earnings.
During 2018, the Internal Revenue Service (IRS) and the U.S. Department of Treasury (Treasury) issued additional guidelines and clarifying regulations related to the implementation of the 2017 Tax Act. The Company expects that additional guidance will continue to be issued in future periods. As this guidance is issued, the Company will continue to evaluate the information to determine whether any additional adjustments to its tax provisions are required.
The 2017 Tax Act included provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. Consistent with U.S. GAAP, the Company will treat BEAT as discrete adjustments to the income tax provision when incurred in future periods for which no deferred taxes are required to be provided and has made an accounting policy election to treat GILTI taxes in a similar manner. No provision for income taxes related to GILTI has been recorded through September 30, 2018. No provision for BEAT was recorded until the second quarter of 2018 when an estimated BEAT income tax expense of $2.0 million was recognized. This amount was reversed in the third quarter of 2018 based upon updated BEAT calculations and projections as of September 30, 2018.
The Company elected to adopt the Securities and Exchange Commission issued guidance that allows for a measurement period, not to exceed one year after the enactment date of the 2017 Tax Act, to finalize the recording of the related tax impacts. The Company expects to finalize its tax positions and calculations in the fourth quarter of 2018 though a possibility remains that additional guidance and regulations could be issued beyond 2018 that could impact the amounts recorded. The tax effects for these provisional items are recorded as discrete adjustments to the income tax provision as information becomes known.
The components of the provisional net income taxes recorded in 2017 and through the nine-month period ended September 30, 2018 are based on the best available information at the current time. As noted, guidance and interpretations have been issued throughout 2018 and more is expected to be released in future periods. Provisional items include amounts related to the mandatory repatriation of undistributed international earnings, certain foreign exchange gains or losses, foreign tax credits as well as the impacts on deferred taxes, for example 100% expensing of qualified assets.
Based on additional guidance issued during the applicable periods related to the computation of the Transition Tax, the Company recorded additional provisional tax expense of $1.8 million in the first quarter of 2018 and a provisional tax benefit of $800 in the third quarter of 2018. In the second quarter of 2018, the Company reclassified its provisional liability associated with the Transition Tax from a long-term liability to a current obligation, offsetting its prepaid income tax balance, as a result of guidance issued by the IRS during that quarter.
The Company's consolidated effective income tax rate was 21.8% and 26.1%, respectively, for the three and nine-month periods ended September 30, 2018, as compared to 36.7% and 37.1% for the comparable periods in 2017. In addition to the lower U.S. federal tax rate that resulted from the 2017 Tax Act, the effective tax rate in 2018 benefited from significant share-based compensation deductions principally as a result of stock option exercises occurring during the second quarter of 2018, required discrete adjustments as a result of interpretations issued related to the 2017 Tax Act that included the recording of certain foreign tax credits earned as a result of withholding taxes paid on repatriated foreign earnings that totaled $7 million and a state income tax refund of $4 million settled during the third quarter of 2018. These amounts were partially offset by certain expenses that are no longer deductible under the 2017 Tax Act.
As discussed above, some elements of the recorded impacts of the 2017 Tax Act remain provisional as of September 30, 2018. The final amounts of provisional as well as other recorded income tax amounts may differ, possibly materially, due to, among other things, changes in estimates, interpretations and assumptions the Company has made, changes in IRS or Treasury interpretations, the issuance of new guidance, legislative actions, changes in accounting standards or related interpretations in response to the 2017 Tax Act and future actions by states within the United States that have not currently adopted the 2017 Tax Act. For further information and discussion of the potential impact of the 2017 Tax Act, refer to “Item 1A. Risk Factors”, Note 5 to the consolidated financial statements and “Critical Accounting Estimates,” in the Company's 2017 Annual Report on Form 10-K.

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
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended
	September 30,
(Amounts in thousands, except per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2018
Basic earnings attributable to shareholders	$162,692	173,394	$0.94
Effect of dilutive potential common shares	—	3,779	—
Diluted earnings attributable to shareholders	$162,692	177,173	$0.92
2017
Basic earnings attributable to shareholders	$120,263	179,416	$0.67
Effect of dilutive potential common shares	—	2,372	—
Diluted earnings attributable to shareholders	$120,263	181,788	$0.66

	Nine months ended
	September 30,
(Amounts in thousands, except per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2018
Basic earnings attributable to shareholders	$438,989	174,675	$2.51
Effect of dilutive potential common shares	—	3,772	—
Diluted earnings attributable to shareholders	$438,989	178,447	$2.46
2017
Basic earnings attributable to shareholders	$322,378	179,827	$1.79
Effect of dilutive potential common shares	—	2,124	—
Diluted earnings attributable to shareholders	$322,378	181,951	$1.77

Note 6. Components of Equity
The components of equity for the nine months ended September 30, 2018 and 2017 are as follows:

	Shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2017	$1,991,858	2,515	1,994,373
Cumulative effect of accounting change	(22,357)	(105)	(22,462)
Exercise of stock options and release of restricted awards, net of shares withheld for employee taxes	133,060	—	133,060
Issuance of shares under stock purchase plan	33,292	—	33,292
Shares repurchased under provisions of stock repurchase plans	(555,760)	—	(555,760)
Stock compensation expense	43,171	—	43,171
Net earnings	438,989	1,224	440,213
Other comprehensive loss	(27,135)	(994)	(28,129)
Dividends paid ($0.45 per share)	(79,180)		(79,180)
Purchase of noncontrolling interest	(89)	(524)	(613)
Distributions to noncontrolling interest	—	(633)	(633)
Balance at September 30, 2018	$1,955,849	1,483	1,957,332

Balance at December 31, 2016	$1,844,638	2,575	1,847,213
Exercise of stock options	134,014	—	134,014
Issuance of shares under stock purchase plan	28,767		28,767
Shares repurchased under provisions of stock repurchase plans	(340,736)	—	(340,736)
Stock compensation expense	39,036	—	39,036
Net earnings	322,378	550	322,928
Other comprehensive income	25,632	(47)	25,585
Dividends paid ($0.42 per share)	$(75,726)		(75,726)
Balance at September 30, 2017	$1,978,003	3,078	1,981,081
The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises and employee stock purchases. During the nine-month periods ended September 30, 2018 and 2017, 2,386 and 2,902 shares were repurchased at an average price of $72.72 and $55.58 per share, respectively.
The Company also has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding stock down to 170 million shares of common stock. On November 5, 2018, the Board of Directors amended the plan to further authorize repurchases down to 160 million shares of common stock. During the nine-month period ended September 30, 2018, 5,378 shares were repurchased at an average price of $71.07 per share, compared to 3,189 shares at an average price of $56.26 per share during the same period in 2017.
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
Subsequent to the end of the third quarter, on November 5, 2018, the Board of Directors declared a semi-annual dividend of $0.45 per share payable on December 17, 2018 to shareholders of record as of December 3, 2018.

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
Cash and cash equivalents consist of the following:

	September 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$444,650	444,650	383,021	383,021
Corporate commercial paper	520,740	521,292	635,345	635,919
Time deposits	25,222	25,222	32,733	32,733
Total cash and cash equivalents	$990,612	991,164	1,051,099	1,051,673
The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).
Note 8. Commitments
The Company generally enters into short-term, unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. Historically, the Company has met these obligations in the normal course of business within one year. Purchase obligations outstanding as of September 30, 2018 totaled $90 million.
Additionally, the Company occupies offices and warehouse facilities under terms of operating leases expiring up to 2032. At September 30, 2018, future minimum annual lease payments under all noncancelable leases are as follows:

2018	$19,731
2019	70,736
2020	58,479
2021	41,107
2022	31,585
Thereafter	72,412
$294,050

Note 9. Contingencies
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of September 30, 2018, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

Note 10. Business Segment Information
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
Financial information regarding the Company’s operations by geographic area is as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended September 30, 2018:
Revenues from unaffiliated customers	$597,183	88,877	39,389	741,997	198,537	312,724	112,240	—	2,090,947
Transfers between geographic areas	31,860	3,998	4,054	6,592	6,855	14,488	5,807	(73,654)	—
Total revenues	$629,043	92,875	43,443	748,589	205,392	327,212	118,047	(73,654)	2,090,947
Net revenues[1]	$283,807	34,411	15,808	146,890	47,166	99,794	34,055	(617)	661,314
Operating income	$79,567	10,476	2,409	72,823	15,543	15,658	6,671	7	203,154
Identifiable assets at period end	$1,694,556	174,402	53,322	540,465	156,887	508,855	212,817	(6,504)	3,334,800
Capital expenditures	$6,889	301	227	1,280	910	751	1,375	—	11,733
Depreciation and amortization	$8,185	497	375	1,319	554	1,958	447	—	13,335
Equity	$1,334,952	66,399	25,663	197,939	86,048	157,973	119,718	(31,360)	1,957,332
Three months ended September 30, 2017:
Revenues from unaffiliated customers	$476,575	65,544	24,181	686,915	170,225	273,606	105,120	—	1,802,166
Transfers between geographic areas	26,888	2,782	3,679	5,253	5,681	10,302	5,318	(59,903)	—
Total revenues	$503,463	68,326	27,860	692,168	175,906	283,908	110,438	(59,903)	1,802,166
Net revenues[1]	$257,030	30,664	14,710	138,667	41,411	85,390	29,956	1,314	599,142
Operating income	$74,645	9,215	2,652	72,070	11,697	11,124	5,495	(3)	186,895
Identifiable assets at period end	$1,636,293	100,651	52,238	446,826	143,893	473,509	212,210	3,261	3,068,881
Capital expenditures	$7,398	263	2,436	589	390	23,138	248	—	34,462
Depreciation and amortization	$7,905	405	310	1,313	569	1,309	461	—	12,272
Equity	$1,345,266	52,212	25,709	231,831	102,477	139,688	119,649	(35,751)	1,981,081

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
Nine months ended September 30, 2018:
Revenues from unaffiliated customers	$1,699,323	245,670	110,808	2,046,670	539,833	934,466	325,998	—	5,902,768
Transfers between geographic areas	91,546	11,536	11,362	18,735	20,237	43,501	16,591	(213,508)	—
Total revenues	$1,790,869	257,206	122,170	2,065,405	560,070	977,967	342,589	(213,508)	5,902,768
Net revenues[1]	$832,872	99,607	46,476	424,681	136,458	300,800	100,381	(1,577)	1,939,698
Operating income	$212,843	29,571	7,480	213,105	44,049	51,894	20,599	15	579,556
Identifiable assets at period end	$1,694,556	174,402	53,322	540,465	156,887	508,855	212,817	(6,504)	3,334,800
Capital expenditures	$16,092	4,020	899	2,623	1,934	9,167	2,907	—	37,642
Depreciation and amortization	$25,397	1,368	1,138	3,998	1,679	5,889	1,364	—	40,833
Equity	$1,334,952	66,399	25,663	197,939	86,048	157,973	119,718	(31,360)	1,957,332
Nine months ended September 30, 2017:
Revenues from unaffiliated customers	$1,354,811	187,997	69,747	1,873,393	475,163	764,596	293,870	—	5,019,577
Transfers between geographic areas	79,356	8,246	11,073	15,139	16,520	29,288	15,316	(174,938)	—
Total revenues	$1,434,167	196,243	80,820	1,888,532	491,683	793,884	309,186	(174,938)	5,019,577
Net revenues[1]	$737,842	84,630	43,634	371,459	117,634	242,244	89,973	2,964	1,690,380
Operating income	$191,256	26,583	8,349	183,515	37,434	36,189	17,928	(5)	501,249
Identifiable assets at period end	$1,636,293	100,651	52,238	446,826	143,893	473,509	212,210	3,261	3,068,881
Capital expenditures	$19,492	1,066	3,648	2,492	1,172	38,717	1,016	—	67,603
Depreciation and amortization	$23,389	1,163	930	3,995	1,656	3,707	1,401	—	36,241
Equity	$1,345,266	52,212	25,709	231,831	102,477	139,688	119,649	(35,751)	1,981,081
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

The following table presents the calculation of consolidated net revenues:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Total revenues	$2,090,947	$1,802,166	$5,902,768	$5,019,577
Expenses:
Airfreight services	620,554	547,595	1,727,383	1,490,417
Ocean freight and ocean services	435,313	411,061	1,199,887	1,163,051
Customs brokerage and other services	373,766	244,368	1,035,800	675,729
Net revenues	$661,314	$599,142	$1,939,698	$1,690,380

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS
Certain portions of this report on Form 10-Q including the sections entitled "Overview," "Expeditors' Culture and Strategy," "International Trade and Competition," "Seasonality," "Critical Accounting Estimates," "Results of Operations," "Income tax expense," "Currency and Other Risk Factors" and "Liquidity and Capital Resources" contain forward-looking statements. Words such as "will likely result," "expects", "are expected to," "would expect," "would not expect," "will continue," "is anticipated," "estimate," "project," "plan," "believe," "probable," "reasonably possible," "may," "could," "should," "intends," "foreseeable future" and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, and other characterizations of future events or circumstances are forward-looking statements. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. Attention should be given to the factors identified and discussed in the Company's annual report on Form 10-K filed on February 23, 2018.
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
International Trade and Competition
We operate in over 60 countries in the competitive global logistics industry and our activities are closely tied to the global economy. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, and laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to tariffs and trade restrictions and accords, such as we are currently experiencing. We cannot predict which, if any, of these proposals may be adopted, or the effects the adoption of any such proposal will have on our business. Doing business in foreign locations also subjects us to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies and inter-governmental disputes concerning international trade, our business may also be negatively affected by political developments and changes in government personnel or policies in the United States and other countries, as well as economic turbulence, political unrest and security concerns in the nations in which we conduct business and the future impact that these events may have on international trade and oil prices.
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
Ocean carriers have incurred substantial operating losses in recent years, and many are highly leveraged with debt. These financial challenges have resulted in multiple carrier acquisitions and carrier alliance formations. Additionally, while overall global demand has recently increased, carriers continue to take delivery of new and larger ships, which creates additional capacity. Carriers also face new regulatory requirements that become effective in 2020 to reduce the use of marine fuel sulfur, which is expected to increase their operating and capital costs. When the market experiences seasonal peaks or any sort of disruption, the carriers often increase their pricing suddenly. This carrier behavior creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.
Currently, there is uncertainty as to how changes in oil prices will continue to impact future buy rates. Because fuel is an integral part of carriers' costs and impacts both our cargo space buy rates and our sell rates to customers, we would expect our gross revenues and costs to be impacted as carriers adjust rates for the effect of changing fuel prices. To the extent that we are unable to pass through any increases to our customers, this could adversely affect our net revenues.
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

A significant portion of our revenues is derived from customers in the retail and technology industries whose shipping patterns are tied closely to consumer demand, and from customers in industries whose shipping patterns are dependent upon just-in-time production schedules. Therefore, the timing of our revenues are, to a large degree, impacted by factors out of our control, such as a sudden change in consumer demand for retail goods, changes in trade tariffs, product launches and/or manufacturing production delays. Additionally, many customers ship a significant portion of their goods at or near the end of a quarter and, therefore, we may not learn of a shortfall in revenues until late in a quarter.
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
Results of Operations
The following table shows the revenues and directly related expenses for our principal services and total net revenues (a non-GAAP measure calculated as revenues less directly related operating expenses attributable to our principal services) and our expenses for the three and nine-month periods ended September 30, 2018 and 2017, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues when analyzing and discussing management's effectiveness in managing our principal services since total revenues earned by Expeditors as a freight consolidator include the carriers’ charges to us for carrying the shipment, whereas revenues earned by Expeditors in our other capacities include primarily the commissions and fees actually earned by us. Net revenue is one of our primary operational and financial measures and demonstrates our ability to manage sell rates to customers with our ability to concentrate and leverage our purchasing power through effective consolidation of shipments from multiple customers utilizing a variety of transportation carriers and optimal routings. Using net revenue also provides a commonality for comparison among various services.
The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
(in thousands)
Airfreight services:
Revenues	$833,338		$735,164		$2,366,326		$2,022,577
Expenses	620,554		547,595		1,727,383		1,490,417
Net revenues	212,784	32%	187,569	31%	638,943	33%	532,160	31%
Ocean freight services and ocean services:
Revenues	585,810		563,386		1,636,701		1,585,730
Expenses	435,313		411,061		1,199,887		1,163,051
Net revenues	150,497	23	152,325	26	436,814	23	422,679	25
Customs brokerage and other services:
Revenues	671,799		503,616		1,899,741		1,411,270
Expenses	373,766		244,368		1,035,800		675,729
Net revenues	298,033	45	259,248	43	863,941	44	735,541	44
Total net revenues	661,314	100	599,142	100	1,939,698	100	1,690,380	100
Overhead expenses:
Salaries and related costs	351,577	53	319,050	53	1,042,420	54	930,159	55
Other	106,583	16	93,197	16	317,722	16	258,972	15
Total overhead expenses	458,160	69	412,247	69	1,360,142	70	1,189,131	70
Operating income	203,154	31	186,895	31	579,556	30	501,249	30
Other income (expense), net	5,270	1	3,540	1	16,528	1	12,149	1
Earnings before income taxes	208,424	32	190,435	32	596,084	31	513,398	31
Income tax expense	45,357	7	69,829	12	155,871	8	190,470	12
Net earnings	163,067	25	120,606	20	440,213	23	322,928	19
Less net earnings attributable to the noncontrolling interest	375	—	343	—	1,224	—	550	—
Net earnings attributable to shareholders	$162,692	25%	$120,263	20%	$438,989	23%	$322,378	19%
Airfreight services:
Airfreight services revenues increased 13% and 17%, respectively, in the three and nine-month periods ended September 30, 2018, as compared with the same periods for 2017, primarily due to higher sell rates in response to increased buy rates resulting from higher overall market demand and tonnage growth of 1% and 3%, respectively. Airfreight services expenses increased 13% and 16% in the three and nine-month periods ended September 30, 2018, principally as a result of the increase in tonnage and higher buy rates due to tighter carrier capacity and increased fuel prices.
Airfreight services net revenues increased 13% in the three-month period ended September 30, 2018, as compared with the same period for 2017. This was due to a 1% growth in tonnage and a 10% increase in net revenue per kilo, resulting from adjustments to average sell rates that increased commensurate with higher average buy rates. North America, Europe, North Asia and South Asia net revenues increased by 14%, 16%, 10% and 19%. These increases were primarily due to higher average sell rates that outpaced increased buy rates in all regions other than South Asia. Tonnage also grew in each of these geographical segments except North Asia, which decreased 5%.
Airfreight services net revenues increased 20% for the nine-month period ended September 30, 2018, as compared with the same period for 2017. This was principally due to a 19% increase in net revenue per kilo and 3% growth in tonnage. Average net revenue per kilo increased in most regions primarily due to higher average sell rates that increased commensurate with higher average buy rates. North America, Europe and South Asia net revenues increased by 20%, 20% and 16%, respectively, while tonnage increased 8%, 7%, and 3%, respectively. North Asia net revenues increased by 23% despite tonnage decreases of 3%. In 2017, carriers significantly increased pricing in North Asia as a result of higher demand relative to available capacity.
Since late 2016, the global airfreight market has been experiencing imbalances between carrier capacity and demand in certain lanes, which is resulting in higher average buy rates. Customers remain focused on improving supply-chain efficiency, reducing overall logistics costs by negotiating lower rates and utilizing ocean freight whenever possible. At the same time, customers are increasingly utilizing airfreight to improve speed to market. We expect these trends to continue in conjunction with carriers' efforts to manage available capacity and the evolution of consumer purchasing behavior, such as online shopping. These conditions could be affected by new product launches and customer responses to governmental trade policies during periods that have historically experienced higher demand. These conditions, should they continue to occur, could create a higher degree of volatility in volumes and, ultimately, buy and sell rates.
Ocean freight and ocean services:
Ocean freight consolidation, direct ocean forwarding and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues increased 4% and 3%, respectively, for the three and nine-month periods ended September 30, 2018, as compared with the same periods in 2017. The increases in the third quarter and first nine months of the year resulted primarily from 8% and 4% growth in container volume, respectively. Ocean freight and ocean services expenses increased 6% and 3%, respectively, for the three and nine-month periods ended September 30, 2018, due primarily to growth in container volume.
Ocean freight and ocean services net revenues decreased 1% and increased 3%, respectively, for the three and nine-month periods ended September 30, 2018, as compared with the same periods in 2017. The largest component of our ocean freight net revenue was derived from ocean freight consolidation, which represented 43% and 46% of ocean freight net revenue for the nine-month periods ended September 30, 2018 and 2017, respectively.
Ocean freight consolidation net revenues decreased 13% in the third quarter of 2018, as compared with the same period in 2017, due primarily to a 19% decline in net revenue per container, primarily due to lowering our sell rates in response to competitive market conditions, partially offset by an 8% increase in volume. Ocean consolidation net revenues decreased 3% in the first nine months of 2018, due primarily to a 6% decrease in net revenue per container, partially offset by a 4% growth in container volume. Direct ocean freight forwarding net revenues increased 15% and 7%, respectively, for the three and nine-month periods ended September 30, 2018, primarily due to higher volumes in North Asia and Europe. Order management net revenues increased 5% and 10%, respectively, in the third quarter and the nine-month period ended September 30, 2018, mostly resulting from higher volumes with new and existing customers primarily in North Asia and North America.
North America ocean freight and ocean services net revenues remained flat and increased 2%, respectively, for the three and nine-month periods ended September 30, 2018, primarily due to higher export volumes, largely offset by higher average export costs. Europe and North Asia net revenues decreased 2% and 4%, respectively, in the third quarter due primarily to lower net revenue per container, partially offset by growth in direct ocean freight forwarding. Europe net revenues increased 12% for the nine-month period ended September 30, 2018 due primarily to growth in direct ocean freight forwarding. North Asia net revenues increased 1% for the nine-month period ended September 30, 2018 as growth in direct ocean forwarding and order management was largely offset by lower net revenue per container. South Asia net revenues increased 4% in both the third quarter and nine-month period due principally to growth in order management.
We expect that pricing volatility will continue as customers solicit bids, react to governmental trade policies, and carriers adapt to changes in capacity and market demand, merge or create alliances with other carriers. These conditions could result in lower margins.
Customs brokerage and other services:
Customs brokerage and other services revenues increased 33% and 35%, respectively, for the three and nine-month periods ended September 30, 2018, as compared with the same periods in 2017, primarily as a result of higher volumes in customs brokerage, road freight and warehouse and distribution services. Customs brokerage and other services expenses increased 53% for both the three and nine-month periods ended September 30, 2018, as compared with the same periods in 2017, principally as a result of higher volumes. In conjunction with the adoption of the new revenue recognition standard, we analyzed contracts with customers in our warehouse and distribution business. In 2018, we changed our presentation of certain warehouse and distribution revenues from a net to a gross basis, which increased both revenues and operating expenses by approximately $50 million in each of the first three quarters of 2018.
Customs brokerage and other services net revenues increased 15% and 17%, respectively, for the three and nine-month periods ended September 30, 2018, as compared with the same periods in 2017, primarily as a result of an increase in customs brokerage, road freight and distribution volumes, particularly in North America, Europe and North Asia. Customers continue to seek out customs brokers, such as Expeditors, with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.
North America net revenues increased 13% and 14%, respectively, for the three and nine-month periods ended September 30, 2018, as compared with the same periods for 2017, primarily as a result of higher volumes in customs brokerage, road freight and distribution services. Europe net revenues increased 26% and 32% primarily due to higher customs brokerage, road freight and distributions services net revenues. North Asia net revenues increased 26% and 28% primarily due to higher customs brokerage volumes.
Overhead expenses:
Salaries and related costs increased 10% and 13%, respectively, for the three and nine-month periods ended September 30, 2018, as compared with the same periods in 2017, due principally to an increase in the number of employees, primarily in North America and Europe, higher base salaries and benefits and increased bonuses from higher operating income. The number of employees increased primarily to support increased activity in our business operations.
Historically, the relatively consistent relationship between salaries and net revenues has been the result of a compensation philosophy that has been maintained since the inception of our company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation occur in proportion to changes in our operating income, creating an alignment between branch and corporate performance and shareholder interests. Bonuses to field and executive management for the nine-month period ended September 30, 2018 were up 17% while operating income increased 16%. Our management compensation programs have always been incentive-based and performance driven. Salaries and related costs as a percentage of net revenues decreased from 55% to 54% for the nine-month period ended September 30, 2018, as compared to the same period in 2017.
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
Other overhead expenses increased 14% and 23%, respectively, for the three and nine-month periods ended September 30, 2018, as compared with the same periods in 2017. The increase in expenses was due to renting additional space and technology-related fees, partially offset by lower claims. In the second quarter of 2017, we recovered certain legal and related costs totaling $8 million and had a favorable resolution of an indirect tax contingency of $6 million. We will continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to explore new areas for profitable growth. Other overhead expenses as a percentage of net revenues for the nine-month period ended September 30, 2018 increased 1% to 16% compared to the same period in 2017, principally as a result of the events in 2017 discussed above.
Income tax expense:
Our consolidated effective income tax rate was 21.8% and 26.1%, respectively, for the three and nine-month periods ended September 30, 2018, as compared to 36.7% and 37.1% for the comparable periods in 2017. In addition to the lower U.S. federal tax rate that resulted from the 2017 Tax Act, the effective tax rate in 2018 benefited from significant share-based compensation deductions principally as a result of stock option exercises occurring during the second quarter of 2018, required discrete adjustments as a result of interpretations issued related to the 2017 Tax Act that included the recording of certain foreign tax credits earned as a result of withholding taxes paid on repatriated foreign earnings that totaled $7 million and a state income tax refund of $4 million settled during the third quarter of 2018. These amounts were partially offset by certain expenses that are no longer deductible under the 2017 Tax Act. Some elements of the recorded impacts of the 2017 Tax Act are provisional as of September 30, 2018. The final amounts of provisional as well as other recorded income tax amounts may differ, possibly materially, due to various factors. See Note 4 to the condensed consolidated financial statements for additional information.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates dealing with a multitude of currencies other than the U.S. dollar. This results in our being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or agency relationships have strict currency control regulations, which influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three and nine months ended September 30, 2018 and 2017 was insignificant. We had no foreign currency derivatives outstanding at September 30, 2018 and December 31, 2017. During the three and nine-month periods ended September 30, 2018, net foreign currency losses were approximately $3 million and $1 million, respectively. During the three and nine-month periods ended September 30, 2017, net foreign currency losses were approximately $3 million and $12 million, respectively.
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
Liquidity and Capital Resources
Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three and nine months ended September 30, 2018 was $87 million and $471 million, respectively, as compared with $85 million and $362 million for the same periods in 2017. The increases of $2 million and $109 million, respectively, in the third quarter and first nine months of 2018 are primarily due to higher earnings, offset by changes in working capital. At September 30, 2018, working capital was $1,369 million, including cash and cash equivalents of $991 million. We had no long-term debt at September 30, 2018. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
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

Cash used in investing activities for the three and nine months ended September 30, 2018 was $11 million and $39 million, respectively, as compared with $35 million and $68 million in the same period of 2017. We had capital expenditures of $12 million and $38 million for the three and nine-month periods ended September 30, 2018, respectively, as compared with $34 million and $68 million for the same periods in 2017. Capital expenditures in the three and nine months ended September 30, 2018 related primarily to continuing investments in technology, building construction, building and leasehold improvements. Occasionally, we elect to purchase buildings to house staff and to facilitate the staging of customers’ freight. Total anticipated capital expenditures in 2018 are currently estimated to be $55 million. This includes routine capital expenditures and investments in technology.
Cash used in financing activities during the three and nine months ended September 30, 2018 was $101 million and $470 million as compared with $137 million and $254 million for the same periods in 2017. We use the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to limit the growth in issued and outstanding shares. During the three and nine months ended September 30, 2018, we used cash to repurchase 2.0 million and 7.8 million shares, respectively, to reduce the number of total outstanding shares, compared to 3.6 million and 6.1 million shares, respectively, in the same periods in 2017.
We follow established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. Historically, our investment portfolio has not been adversely impacted by disruptions occurring in the credit markets. However, there can be no assurance that our investment portfolio will not be adversely affected in the future.
We maintain international unsecured bank lines of credit. At September 30, 2018, we were contingently liable for $71 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.
At September 30, 2018, our contractual obligations are as follows:

		Payments due by period
In thousands	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Contractual Obligations:
Operating leases	$294,050	74,839	107,123	56,706	55,382
Unconditional purchase obligations	90,169	90,169	—
Construction, services and technology purchase obligations	59,502	26,397	22,553	10,552	—
Total contractual cash obligations	$443,721	191,405	129,676	67,258	55,382
We typically enter into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. We only enter into agreements that management believes we can fulfill.
Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and needs to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At September 30, 2018, cash and cash equivalent balances of $467 million were held by our non-United States subsidiaries, of which $8 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.
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
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the nine months ended September 30, 2018, would have had the effect of raising operating income approximately $42 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $34 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the three and nine months ended September 30, 2018 and 2017 was insignificant. During the three and nine-month periods ended September 30, 2018, foreign currency losses were approximately $3 million and $1 million, respectively. During the three and nine-month periods ended September 30, 2017, foreign currency losses were approximately $3 million and $12 million. We had no foreign currency derivatives outstanding at September 30, 2018 and December 31, 2017. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of September 30, 2018, we had approximately $25 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.
Interest Rate Risk
At September 30, 2018, we had cash and cash equivalents of $991 million, of which $546 million was invested at various short-term market interest rates. We had no long-term debt at September 30, 2018. A hypothetical change in the interest rate of 10 basis points at September 30, 2018 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the third quarter of 2018.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Expeditors is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on our operations, cash flows or financial position. As of September 30, 2018, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.
Item 1A. Risk Factors
There have been no material changes in Expeditors' risk factors from those disclosed in our annual report on Form 10-K filed on February 23, 2018 other than the following:

International Trade
Expeditors primarily provides services to customers engaged in international commerce. Everything that affects international trade has the potential to expand or contract our primary market and adversely impact our operating results, cash flows or financial position. For example, international trade is influenced by:

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2018	—	$—	—	5,753,457
August 1-31, 2018	1,614,336	73.10	1,614,336	3,608,635
September 1-30, 2018	397,709	74.99	397,709	2,822,424
Total	2,012,045	$73.47	2,012,045	2,822,424
In November 1993, Expeditors' Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing our common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of our common stock. This authorization has no expiration date. This plan was initially disclosed in our annual report on Form 10-K filed on March 31, 1995. In the third quarter of 2018, 944,378 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan.

In November 2001, under a Discretionary Stock Repurchase Plan, Expeditors' Board of Directors authorized the repurchase of our common stock in the open market to reduce the issued and outstanding stock down to 200 million shares. In February 2014, the Board of Directors authorized repurchases down to 190 million shares of common stock. In February and August 2015, May 2016 and November 2018, the Board of Directors further authorized repurchases down to 188 million, 180 million, 170 million and 160 million, respectively. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. In the third quarter of 2018, 1,067,667 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan.
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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

November 7, 2018	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

November 7, 2018	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer