Form 10-K
period 2018-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2019-02-22
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, based upon the closing price as of the last business day of the most recently completed second fiscal quarter ended June 30, 2018, was approximately $12,614,798,720.
At February 19, 2019, the number of shares outstanding of registrant’s Common Stock was 171,669,558.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2019 Annual Meeting of Shareholders to be held on May 7, 2019 are incorporated by reference into Part III of this Form 10-K.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2018

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
Airfreight Services: Within airfreight, Expeditors typically acts either as a freight consolidator or as an agent for the airline that carries the shipment. Whether acting as a consolidator or agent, we offer our customers routing expertise, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services and to assist with securing capacity during periods of high demand.
Solutions within Airfreight Services include:
Air Freight Consolidation: as an airfreight consolidator, Expeditors purchases cargo capacity from airlines on a volume basis and resells that space to our customers at lower rates than what those customers could negotiate directly from the airlines on an individual shipment. Expeditors determines the routing, consolidates shipments bound for a particular airport distribution point, and then selects the airline for transportation to the distribution point, where either we or one of our agents then arranges for the consolidated lot to be broken down into its component shipments and for the transportation of each individual shipment to its final destination.
Air Freight Forwarding: as a freight forwarder, Expeditors receives and forwards individual, unconsolidated shipments, and arranges the transportation with the airline that carries the shipment.
Ocean Freight and Ocean Services: Within ocean services, Expeditors offers three basic services: ocean freight consolidation, direct ocean forwarding, and order management:
Ocean Freight Consolidation: as an ocean freight consolidator, Expeditors contracts with ocean shipping carriers to obtain transportation for a fixed number of containers between various points during a specified time period at agreed-upon rates. We handle both full container loads as well as Less-than Container Load (LCL) freight, offering lower rates than what is available directly from the shipping lines. We also generate fees for ancillary services such as shipping and customs documentation, packing, crating, insurance services, negotiation of letters of credit, and the preparation of documentation to comply with local export and import laws.
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
Customs Brokerage and Other Services: Expeditors offers a range of custom solutions, including:
Customs Brokerage Services: Expeditors helps importers clear shipments through customs by preparing required documentation, calculating and paying duties and other taxes on behalf of the importer, arranging for any required inspections by governmental agencies, and arranging for local pickup, storage and delivery. Such services can include review of commercial documentation, assessment of information regarding value, country of origin, special trade programs, and classification. Our customs reporting, discrepancy management and other visibility tools help our customers manage their compliance responsibilities globally.
Transcon: Expeditors' Transcon consists of intra-continental ground transportation and delivery services and may be bundled together with domestic air. Transcon also includes value-added, white glove, and time-definite services.
Warehousing and Distribution Services: Expeditors’ distribution and warehousing services include distribution center management, inventory management, order fulfillment, returns programs, order level and other services.
Revenues and Net Revenues
The following charts show our 2018 revenues and net revenues (a non-GAAP measure calculated as revenues less directly related operating expenses*) by service type:
*See Management's Discussion and Analysis for a reconciliation of Net Revenues to Revenues.

The Expeditors Network
Beginning in 1981, Expeditors’ primary business focus was on airfreight shipments from Asia to the United States and related customs brokerage and other services. In the mid-1980’s, we began to expand our service capabilities in airfreight, ocean freight and distribution services. Today Expeditors has approximately 17,500 employees and provides a complete range of global logistics services to a diversified group of customers, both in terms of industry specialization and geographic location. As opportunities for profitable growth arise, we plan to create new offices. While Expeditors has historically expanded through organic growth, we have also been open to growth through acquisition of, or establishing joint ventures with existing agents or others within the industry.
At January 31, 2019, Expeditors, including its majority-owned subsidiaries, is organized functionally in geographic operating segments and operates district offices in the regions identified below. Our district offices have been established in locations where Expeditors maintains unilateral control over assets and operations and where the existence of the parent-subsidiary relationship is maintained by means other than record ownership of voting stock.

3.

Expeditors operates 176 district offices in the following geographic areas of responsibility:

•	Americas (70)

•	North Asia (21)

•	South Asia (16)

•	Europe (45)

•	Middle East, Africa and India (24)
We also maintain branch offices, which are aligned with and dependent on one district office. Additionally, we contract with independent agents to provide required services and have established 38 such relationships worldwide.
For information concerning the amount of revenues, net revenues, operating income, identifiable assets, capital expenditures, depreciation and amortization and equity attributable to the geographic areas in which we conduct our business, see Note 10 to the consolidated financial statements.
Our Strategy
In 2018, Expeditors continued executing key strategic initiatives that are focused and aligned to achieve long-term earnings growth. The strategic plan is to grow business by focusing on the right markets and, within each market, on the right customers that lead to profitable business growth. Expeditors’ teams are aligned on the specific markets of its focused priorities; on the targeted accounts within those markets; and on ways that we can continue to differentiate ourselves from our competitors. As we continue to expand our business in North America, we remain focused on growth based on three key strategic initiatives:

1.	Ensure that every operating unit's base-line growth strategies for air, ocean and customs services grow at the rate of each unit's (i.e. district or region) relevant market growth rate.

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

Our Chief Strategy Officer continues to oversee all Strategy within Expeditors, with a deep focus on exploring new avenues for innovation, differentiation and expansion.
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
We are not dependent on third parties for developing or enhancing our core technology platforms to address our needs or those of our customers. Expeditors also believes that having a single, uniform, globally-connected platform driving logistics operations and providing comprehensive visibility and advanced analytics creates greater efficiency and value, particularly as the value of timely data and insights into that data are increasingly important.
Organic Versus Acquired Growth
As a knowledge-based global provider of logistics services, we have often concluded over the course of our history that it is better to grow organically rather than by acquisition. When we have made acquisitions, it has generally been to obtain technology, geographic coverage or specialized industry expertise that could be leveraged to benefit our entire network. Nevertheless, despite our history of organic growth, we are not opposed to acquisitions and we will continue to identify and assess potential acquisitions.

4.

Tailored Solutions
As a non-asset based logistics services provider, we have considerable flexibility to tailor customer-specific solutions based on a customer’s unique needs. By understanding a customer's logistics and supply chain processes, strategies, and objectives, we identify targeted areas of opportunity for improvement, and deploy the right services and solutions for that customer. These services include our core offerings of transportation, customs clearance, warehousing and distribution, and order management, along with expertise in supply chain analysis and optimization, trade compliance consulting, cargo insurance, cargo security, and solutions for oversized and heavy-lift freight. We offer these services across the globe on a single technology platform, in conjunction with consistent and efficient operational processes that adhere to the highest standards of compliance.

Because Expeditors is in the business of optimizing customer logistics and supply chains, we focus our sales strategies and efforts on professionals in logistics and supply chain management roles. While we drive our sales strategies at a global level, district management of each office is responsible for its own business development, operations, and service execution. All employees are responsible for customer service and retention.

Leveraging Global, Regional and Local Expertise
At Expeditors, we create strategy, process, technology and compliance programs at the corporate level, to drive consistency across all levels of the organization. We leverage regional and local expertise by staffing our districts principally with managers and other key personnel who are citizens of the nations in which they operate and who have extensive experience in logistics, coupled with a deep understanding of their local market. District offices are responsible for selling and executing Expeditors' services directly to customers and prospects and are involved in the selection of logistics service providers, in addition to ensuring that customers receive timely and efficient services. Defining our strategy at a global level and executing it at a regional and local level with customized supply chain solutions enables us to drive consistency and efficiency. We believe that focus on hiring and developing talented individuals with an emphasis on exceptional customer service, along with our incentive-based compensation program, enables us to provide exceptional service and superior financial results.
What Expeditors Ships
The goods that Expeditors handles are generally a function of the products that dominate international trade between any particular origin and destination. These goods include products from multiple industries, including electronics, high technology, healthcare, aerospace and aviation, manufacturing, oil and energy, automotive, retail and fashion. In order to meet customers' complex and industry specific demands, we utilize industry vertical teams throughout our network to focus on providing tailored solutions to different industries. Industry vertical teams work closely with our regional and district resources to grow our business. No single customer accounts for five percent or more of our revenues or net revenues.
Expeditors' Services in Detail
The following describes in more detail the operations of each of Expeditors’ services:
Airfreight Services
Airfreight services accounted for approximately 40, 42 and 40 percent of Expeditors' total revenues and 33, 32 and 32 percent of total net revenues in 2018, 2017 and 2016, respectively. When performing airfreight services, we typically act either as a freight consolidator or as an agent for the airline that carries the shipment. When acting as a freight consolidator, we purchase cargo capacity from airlines on a volume basis and resell that space to our customers at lower rates than they could obtain directly from airlines on an individual shipment. We then issue a House Airway Bill (HAWB) to our customers as the contract of carriage and, separately, we receive a Master Airway Bill from the airline when the freight is physically tendered. When moving shipments between points where the nature or volume of business does not facilitate consolidation, we receive and forward individual shipments as the agent of the airline that carries the shipment. Whether acting as a consolidator or agent, we offer our customers expertise for optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with securing capacity during periods of high demand.

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

At the origin, Expeditors typically delivers shipments from one of our warehouses to the airline after consolidating the freight into containers or onto pallets. Normally that shipment will then arrive at the destination distribution point within 48 hours from the point of origin. During periods of high demand, available cargo capacity from the scheduled air carriers can be limited and backlogs of freight shipments may occur. When these conditions exist, we may charter aircraft to meet customer demand.

5.

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

Expeditors' management believes that owning aircraft would subject us to undue business risks, including large capital outlays, increased fixed operating expenses, exposure to volatile fuel prices, problems of fully utilizing aircraft and competition with our service providers - the airlines. Because we rely on commercial airlines to transport our shipments, our business may be adversely affected by changes in carrier financial stability, policies and practices such as pricing, payment terms, scheduling, capacity and frequency of service.

Although airline profitability has improved, many air carriers remain highly leveraged with debt. Carriers' financial results will continue to drive their asset acquisition and deployment strategies, which will impact airfreight pricing and capacity. Most of Expeditors' customers are focused on improving supply-chain efficiency, reducing overall logistics costs by negotiating lower rates and utilizing ocean freight whenever possible. Certain customers are increasingly utilizing airfreight to improve speed to market. We expect these trends to continue in conjunction with carriers' efforts to manage available capacity and the evolution of consumer purchasing behavior, such as online shopping. Changes in available capacity, periods of high demand, or other market disruptions could impact our buy and sell rates and challenge our ability to maintain historical unitary profitability.
Ocean Freight and Ocean Services
Ocean freight services accounted for approximately 28, 30 and 32 percent of Expeditors' total revenues and 22, 24 and 25 percent of total net revenues in 2018, 2017 and 2016, respectively. We operate Expeditors International Ocean, Inc. (EIO), an Ocean Transportation Intermediary, sometimes referred to as a Non-Vessel Operating Common Carrier (NVOCC), which specializes in ocean freight services in most major trade lanes in the world. EIO also provides service, on a smaller scale, to and from any location where we have an office or an agent. Ocean freight services are comprised of three basic services: ocean freight consolidation (EIO), direct ocean forwarding and order management.
Ocean freight consolidation: As an NVOCC, EIO contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate. EIO provides full container load services to companies that need flexibility and access to vessel capacity that they may not necessarily achieve by dealing directly with the shipping lines. Additionally, EIO supports customers that prefer to supplement their carrier strategy with an NVOCC. EIO also leverages the Expeditors global gateway network for the movement of LCL freight for customers needing to ship smaller consignments via ocean. EIO issues a House Ocean Bill of Lading (HOBL) or a House Seaway Bill to customers as the contract of carriage and receives a separate Master Ocean Bill of Lading (MOBL) when freight is physically tendered. Revenues from fees charged to customers for ancillary services that EIO may provide include the preparation of shipping and customs documentation, packing, crating, insurance services, negotiation of letters of credit, and the preparation of documentation to comply with local export and import laws.
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
Order management: Order management provides services that manage origin consolidation, supplier performance, carrier allocation, carrier performance, container management, document management, destination management and Order/SKU visibility through a web-based application. Customers have the ability to monitor and report against near real-time status of orders from the date of creation through final delivery. Item quantities, required ship dates, required delivery dates, commodity descriptions, estimated vs. actual ex-factory dates, container utilization, and document visibility are many of the managed functions that are visible and reportable via the web. Order management is available for various modes of transportation, including ocean, air, truck and rail. Order management revenues are derived from services provided to the shipper, as well as management fees associated with managing order execution against customer specific rules. One basic function of order management involves arranging cargo from many suppliers in a particular origin and “consolidating” these shipments into the fewest possible number of containers to maximize space utilization and minimize cost. Through origin consolidation, customers can reduce the number of containers shipped by putting more product in larger and fewer containers.

6.

Ocean carriers have incurred substantial operating losses in recent years, and many are highly leveraged with debt. These financial challenges have resulted in the 2016 bankruptcy of a major carrier, as well as multiple carrier acquisitions and carrier alliance formations, as the carriers pursue scale and market share in an effort to reduce operating costs and regain their financial footing. Additionally, while overall global volumes have increased slightly over recent years, many carriers continue to take delivery of new and larger ships, which has created excess capacity. This excess capacity is at the heart of the carriers' financial challenge as they pursue business at lower rate levels to achieve higher load factors. Consequently, when the market goes through seasonal peaks or any sort of disruption and demand exceeds supply, the carriers react by increasing their pricing as quickly as possible to offset their previous losses. This carrier behavior, along with fluctuations in demand, creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.
Customs Brokerage and Other Services
Customs brokerage and other services accounted for approximately 32, 28 and 28 percent of Expeditors' total revenues and 45, 44 and 43 percent of total net revenues in 2018, 2017 and 2016, respectively. As a customs broker, we assist in clearing shipments through customs by preparing and transmitting required information and documentation, calculating and providing for payment of duties and other taxes on behalf of the importer, arranging required inspections by governmental agencies, and providing delivery services. We provide customs brokerage services in conjunction with transportation services or independently. Expeditors supports regulatory compliance and visibility to the supply chain through process and system controls, technology and oversight by licensed and trained professionals.
We also provide other value added services at destination, such as warehousing and distribution, Transcon and consulting services. Expeditors' distribution and warehousing services include distribution center management, inventory management, order fulfillment, returns programs and order level services. Transcon is a multi-modal product, which offers time-definite, intra-continental transportation solutions, often by ground and other specialty handling services. Expeditors responds to customer-driven requests for trade compliance consulting services, primarily through Tradewin. Fees for these non-transactional services are based upon hourly billing rates and bids for mutually agreed projects.
Competition
The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. There are a large number of companies competing in one or more segments of the industry, but the number of firms with a global network that offer a full complement of logistics services is more limited. Further, there are new technology-based competitors entering the industry. Some of our competitors have significantly more resources than Expeditors. Depending on the location of the shipper and the importer, Expeditors must compete against both the niche players and larger entities. The industry continues to experience consolidations into larger firms striving for stronger and more complete multinational and multi-service networks. However, regional and local competitors still maintain a strong presence in certain markets.
The primary competitive factors in the global logistics services industry continue to be price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. Expeditors emphasizes quality customer service and believes that our prices are competitive with the prices of others in the industry.
Larger customers utilize the services of multiple logistics providers and implement sophisticated and efficient procedures for the management of their logistics and supply chains by embracing strategies such as just-in-time delivery, network optimization, transportation flow optimization, and process improvement. Accordingly, timely and accurate information integrated into customer service capabilities is a significant factor in attracting and retaining customers. This information integrated into customer service capabilities includes customized Electronic Data Interchange (EDI) and Application Program Interfaces (API), online freight tracing and tracking applications, customized reporting, data analytics, and solution modeling/simulation/optimization.
Expeditors' management believes that the ability to develop and deliver innovative solutions to meet our customers’ increasingly sophisticated supply chain requirements is a critical factor in our ongoing success. We devote a significant amount of resources towards the maintenance and enhancement of systems in order to meet these customer demands. Management believes that our existing systems are competitive with the systems currently in use by other logistics services companies with which we compete.
Unlike many of our competitors, who have tended to grow by merger and acquisition, Expeditors operates the same transportation and accounting systems, running on a common hardware platform, in all of our full-service locations. Small and middle-tier competitors, in general, do not have the resources available to develop these customized systems. Historically, growth through aggressive acquisition has proven to be a challenge for many of our competitors and typically involves the purchase of significant “goodwill.” As a result, Expeditors has pursued a strategy emphasizing organic growth supplemented by certain strategic acquisitions.

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
In addition, our ability to provide services to our customers is highly dependent on good working relationships with a variety of entities, including airlines, ocean carrier lines, ground transportation providers and governmental agencies. We use a consistent approach in selecting and managing service providers across all of our product offerings, beginning with a rigorous qualification and risk-based diligence process. We select and engage with best-in-class, compliance-focused, efficiently run, growth-oriented partners, based upon defined value elements and are intentional in our relationship and performance management activity, reinforcing success by awarding service providers who consistently achieve at the highest levels with additional business. We consider our current working relationships with these entities to be satisfactory. However, changes in the financial stability and operating capabilities and capacity of asset-based carriers, capacity allotments available from carriers, governmental regulation or deregulation efforts, modernization of the regulations governing customs brokerage, and/or changes in governmental restrictions, quota restrictions or trade accords could affect our business in unpredictable ways.
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
Environmental
In the United States, we are subject to Federal, state and local provisions regulating the discharge of materials and emissions into the environment or otherwise for the protection of the environment. Similar laws apply in many other jurisdictions in which we operate. Although our current operations have not been significantly affected by compliance with these environmental laws, governments, service providers and customers are becoming increasingly sensitive to environmental issues, and we cannot predict what impact future environmental regulations may have on our business. We do not anticipate making any material capital expenditures for environmental control purposes during 2019.
Expeditors is committed to continual improvement in reducing the sum total impact of our operations on the environment. We have approximately 200 employee-led Green Teams, which cover each of our local district offices and are responsible for projects focused on reducing Expeditors' Scope 1 and Scope 2 emissions (as defined by the Greenhouse Gas Protocol, Scope 1 emissions include all direct greenhouse gas emissions; Scope 2 includes indirect greenhouse gas emission from purchased electricity, heat or steam). We have voluntarily disclosed our Scope 1 and Scope 2 emissions data to CDP since 2010, and we are currently a member of both SmartWay and Transporte Limpio in North America. SmartWay is a voluntary public-private program sponsored by the EPA for tracking, documenting and sharing information about fuel use and freight emissions across supply chains. Transporte Limpio is a similar, voluntary program sponsored by the Mexican government.
Employees
At December 31, 2018, Expeditors employed approximately 17,400 people, of which approximately 11,000 were employed in international locations.
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
Our Internet address is http://www.expeditors.com. We make available free of charge through our Internet website Expeditors' annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). These reports are also available on the SEC's website at https://www.sec.gov. The information contained on or accessible through Expeditors' website is not a part of this Annual Report on Form 10-K.

8.

Executive Officers of the Registrant
The following table sets forth the names, ages, and positions of current executive officers of our company.

Name	Age	Position
Jeffrey S. Musser	53	President, Chief Executive Officer and Director
Eugene K. Alger	58	President, Global Services
Daniel R. Wall	50	President, Global Products
Richard H. Rostan	62	President, Global Geographies and Operations
Philip M. Coughlin	58	Senior Vice President and Chief Strategy Officer
Bradley S. Powell	58	Senior Vice President and Chief Financial Officer
Christopher J. McClincy	44	Senior Vice President and Chief Information Officer
Benjamin G. Clark	50	Senior Vice President, General Counsel and Corporate Secretary
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
Benjamin G. Clark joined Expeditors in February 2015 as Senior Vice President and General Counsel and was appointed Corporate Secretary in May 2015. From January 2014 until joining Expeditors, Mr. Clark served as Executive Vice President and General Counsel of the Dematic Group, a global provider of intelligent intralogistics and materials handling solutions. Prior to his experience with Dematic, Mr. Clark spent four years as the Vice President and Deputy General Counsel for the publicly traded Celanese Corporation, a global technologies and specialty materials company. From 2002 to 2009 Mr. Clark worked for Honeywell International, Inc., where he held progressively responsible roles concluding as the Vice President and General Counsel, Aerospace Global Operations.
Regulation and Security
With respect to activities in the air transportation industry in the United States, Expeditors is subject to regulation by the Transportation Security Administration (TSA) of the Department of Homeland Security (DHS) as an indirect air carrier. All United States indirect air carriers are required to maintain prescribed security procedures and are subject to periodic audits by TSA. Our overseas offices and agents are licensed as airfreight forwarders in their respective countries of operation. Each Expeditors office is licensed, or, in the case of our newer offices, has applied for a license as an airfreight forwarder from the International Air Transport Association (IATA), a voluntary association of airlines and air transport related entities that prescribes certain operating procedures for airfreight forwarders acting as agents for its members. The majority of our airfreight forwarding business is conducted with airlines that are IATA members.

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
Expeditors is licensed as a customs broker by the Customs and Border Protection (CBP) agency of DHS, nationally and in each U.S. customs district in which we do business. All United States customs brokers are required to maintain prescribed records and are subject to periodic audits by CBP. In other jurisdictions in which Expeditors performs customs clearance services, we are licensed by the appropriate governmental authority where such license is required to perform these services. Expeditors participates in various governmental supply chain security programs, such as the Customs Trade Partnership Against Terrorism (CTPAT) in the United States, as well as other security initiatives, such as Authorized Economic Operator (AEO) programs, in various other countries.
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
The continuing global threats from terrorism, cyberattacks and wars, and governments’ overriding concern for the safety of passengers and citizens who import and/or export goods into and out of their respective countries, have resulted in a proliferation of cargo security and other regulations over the past several years. Many of these regulations are complex and require varying degrees of interpretation. While these regulations have already created a marked difference in the security and other arrangements required to move shipments around the globe, regulations are expected to become more stringent in the future. As governments look for ways to minimize the exposure of their citizens to potential terror-related incidents, we and our competitors in the transportation business may be required to incorporate security and other procedures within our respective scope of services to a far greater degree than has been required in the past. We believe that increased security and other requirements may involve further investments in technology and more sophisticated screening procedures being applied to cargo, customers, vendors and employees. Expeditors' position is that any increased cost of compliance with security regulations will be passed through to those who are beneficiaries of our services.
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
In certain circumstances, Expeditors will assume additional limited liability. We maintain cargo legal liability insurance covering claims for losses attributable to missing or damaged shipments for which we are legally liable. Expeditors also maintains insurance coverage for the property of others that is stored in our warehouse facilities. This insurance coverage is provided by a Vermont, U.S.-based insurance entity wholly-owned by Expeditors. The coverage is fronted and re-insured by a global insurance company. The total risk retained by Expeditors in 2018 was $5 million. In addition, we are licensed as an insurance broker through our subsidiary, Expeditors Cargo Insurance Brokers, Inc., and place insurance coverage for other customers.

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

Service Providers
As a non-asset based provider of global logistics services, Expeditors depends on a variety of asset-based service providers, including air, ocean and ground freight carriers. The quality and profitability of our services depend upon effective selection, management and discipline of service providers. In recent years, many of our service providers have incurred significant operating losses and are highly leveraged with debt. Additionally, several ocean carriers have consolidated, with the potential for more to occur in the future. Changes in the financial stability, operating capabilities and capacity of asset-based carriers and capacity allotment made available to Expeditors by asset-based carriers could affect us in unpredictable ways. Any combination of reduced carrier capacity, pricing volatility or more limited carrier transportation schedules could negatively impact our ability to maintain historical profitability.

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

Failure to consistently and timely comply with these regulations, or the failure, breach or compromise of our policies and procedures or those of our service providers or agents, may result in increased operating costs, damage to our reputation, difficulty in attracting and retaining key personnel, restrictions on operations or fines and penalties.

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
We lease and maintain approximately 490 locations worldwide, of which approximately 100 are in the United States. These leased locations are primarily located close to an airport, ocean port, or on an important border crossing. The majority of these facilities contain warehouse facilities. Lease terms are either on a month-to-month basis or terminate at various times through 2032. See Note 8 to our consolidated financial statements for lease commitments. We will from time to time investigate the possibility of building or buying suitable facilities. We believe that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.

14.

ITEM 3 — LEGAL PROCEEDINGS
Expeditors is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on our operations, cash flows or financial position. As of December 31, 2018, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Expeditors' common stock trades on The NASDAQ Global Select Market under the symbol EXPD.
There were 754 shareholders of record as of February 19, 2019. This figure does not include a substantially greater number of beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.
The Board of Directors declared semi-annual dividends per share during the two most recent fiscal years paid as follows:

June 15, 2018	$0.45
December 17, 2018	$0.45
June 15, 2017	$0.42
December 15, 2017	$0.42

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2018	—	$—	—	2,843,101
November 1-30, 2018	176,886	$73.56	176,886	12,726,600
December 1-31, 2018	1,106,021	$71.56	1,106,021	11,669,839
Total	1,282,907	$71.82	1,282,907	11,669,839
In November 1993, Expeditors' Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing our common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of our common stock. This authorization has no expiration date. This plan was disclosed in our annual report on Form 10-K filed on March 31, 1995. In the fourth quarter of 2018, we repurchased 170,726 shares of common stock under the Non-Discretionary Stock Repurchase Plan.
In November 2001, under a Discretionary Stock Repurchase Plan, Expeditors' Board of Directors authorized the repurchase of our common stock in the open market to reduce the issued and outstanding stock down to 200 million shares. In February 2014, the Board of Directors authorized repurchases down to 190 million shares of common stock outstanding. In February and August 2015, May 2016 and November 2018 the Board of Directors further authorized repurchases down to 188 million, 180 million, 170 million and 160 million, respectively. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. In the fourth quarter of 2018, we repurchased 1,112,181 shares of common stock under the Discretionary Stock Repurchase Plan. These discretionary repurchases included 78,382 shares that were made to limit the growth in the number of issued and outstanding shares resulting from stock option exercises and 1,033,799 shares to reduce the number of total shares outstanding.

15.

The graph below compares Expeditors International of Washington, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the NASDAQ Industrial Transportation index (NQUSB2770T). The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2013 and tracks it through 12/31/2018. Total return assumes reinvestment of dividends in each of the indices indicated.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Expeditors International of Washington, Inc., the S&P 500 Index
and the NASDAQ Industrial Transportation Index.

	12/13	12/14	12/15	12/16	12/17	12/18

Expeditors International of Washington, Inc.	$100.00	$100.81	$101.92	$119.68	$146.19	$153.88
Standard and Poor's 500 Index	100.00	111.39	110.58	121.13	144.65	135.63
NASDAQ Industrial Transportation (NQUSB2770T)	100.00	121.41	93.55	120.89	154.19	140.25

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

16.

ITEM 6 — SELECTED FINANCIAL DATA
Financial Highlights
In thousands, except per share data

	2018	2017	2016	2015	2014
Revenues	$8,138,365	6,920,948	6,098,037	6,616,632	6,564,721
Net revenues[1]	$2,620,373	2,319,189	2,164,036	2,187,777	1,981,427
Net earnings attributable to shareholders	$618,199	489,345	430,807	457,223	376,888
Diluted earnings attributable to shareholders per share	$3.48	2.69	2.36	2.40	1.92
Basic earnings attributable to shareholders per share	$3.55	2.73	2.38	2.42	1.92
Dividends declared and paid per common share	$0.90	0.84	0.80	0.72	0.64
Cash used for dividends	$156,840	150,495	145,123	135,673	124,634
Cash used for share repurchases	$647,898	478,258	337,658	629,991	550,781
Working capital	$1,407,977	1,448,333	1,288,648	1,115,136	1,285,188
Total assets	$3,314,559	3,117,008	2,790,871	2,565,577	2,870,626
Shareholders’ equity	$1,986,838	1,991,858	1,844,638	1,691,993	1,868,408
Weighted average diluted shares outstanding	177,833	181,666	182,704	190,223	196,768
Weighted average basic shares outstanding	174,133	179,247	181,282	188,941	196,147
_______________________
1Non-GAAP measure calculated as revenues less directly related operating expenses attributable to our principal services. See Management's Discussion and Analysis for a reconciliation of Net Revenues to Revenues.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2018 contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, Expeditors or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, presentations, oral statements made with the approval of an authorized executive officer or in various filings made by Expeditors with the Securities and Exchange Commission. Statements including those preceded by, followed by or that include the words or phrases “will likely result”, “are expected to”, "would expect", "would not expect", “will continue”, “is anticipated”, “estimate”, “project”, "provisional", "plan", "believe", "probable", "reasonably possible", "may", "could", "should", "intends", "foreseeable future" or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are qualified in their entirety by reference to and are accompanied by the discussion in Item 1A of certain important factors that could cause actual results to differ materially from such forward-looking statements.
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
We manage our company along five geographic areas of responsibility: Americas; North Asia; South Asia; Europe; and Middle East, Africa and India (MAIR). Each area is divided into sub-regions that are composed of operating units with individual profit and loss responsibility. Our business involves shipments between operating units and typically touches more than one geographic area. The nature of the international logistics business necessitates a high degree of communication and cooperation among operating units. Because of this inter-relationship between operating units, it is very difficult to examine any one geographic area and draw meaningful conclusions as to its contribution to our overall success on a stand-alone basis. The following chart shows net revenues by geographic areas of responsibility for the years ended December 31, 2018, 2017 and 2016:

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
The mix of services varies by segment based primarily on the import or export orientation of local operations in each of our regions. In accordance with our revenue recognition policy (see Note 1.E to the consolidated financial statements in this report), almost all freight revenues and related expenses are recorded at origin and shipment profits are split between origin and destination offices by recording a commission fee or profit share revenue at the destination.
North Asia is our largest export oriented region and accounted for 35% of revenues, 22% of net revenues and 35% of operating income for the year ended December 31, 2018. North Asia's net revenues as a percentage of revenues is lower than other segments due to the largely export nature of operations in that region.
Expeditors' Culture
From the inception of our company, management has believed that the elements required for a successful global services organization can only be assured through recruiting, training, and ultimately retaining superior personnel. We believe that our greatest challenge is now and always has been perpetuating a consistent global corporate culture, which demands:

•	Total dedication to providing superior customer service;

•	Compliance with our policies and procedures and government regulations;

19.

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
Our business is also highly dependent on the financial stability and operational capabilities of the carriers we utilize. Although airline profitability has improved, many air carriers remain highly leveraged with debt. Moreover, the ocean carrier industry has incurred substantial losses in recent years. Many carriers are highly leveraged with debt and certain carriers are facing significant liquidity challenges. This environment requires that we be selective in determining which carriers to utilize. Further changes in the financial stability, operating capabilities and capacity of asset-based carriers, capacity allotments available from carriers, governmental regulations, and/or trade accords could adversely affect our business in unpredictable ways.
International Trade and Competition
We operate in over 60 countries in the competitive global logistics industry and our activities are closely tied to the global economy. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, and laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to tariffs and trade restrictions and accords. Currently, the United States and China have significantly increased tariffs on certain imports and are engaged in trade negotiations. The United Kingdom and the European Union are negotiating the terms of the United Kingdom's exit from the European Union. We cannot predict the outcome of these proposals or negotiations, or the effects they will have on our business. As governments implement higher tariffs on imports, manufacturers may accelerate, to the extent possible, shipments to avoid higher tariffs and, over time, may shift manufacturing to other countries. Doing business in foreign locations also subjects us to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies and inter-governmental disputes concerning international trade, our business may also be negatively affected by political developments and changes in government personnel or policies in the United States and other countries, as well as economic turbulence, political unrest and security concerns in the nations in which we conduct business and the future impact that these events may have on international trade and oil prices.
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

20.

Ocean carriers have incurred substantial operating losses in recent years, and many are highly leveraged with debt. These financial challenges have resulted in multiple carrier acquisitions and carrier alliance formations. Additionally, while overall global demand has recently increased, carriers continue to take delivery of new and larger ships, which creates additional capacity. Carriers also face new regulatory requirements that become effective in 2020 requiring reductions in the use of marine fuel sulfur, which is expected to increase their operating and capital costs. When the market experiences seasonal peaks or any sort of disruption, the carriers often increase their pricing suddenly. This carrier behavior creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.
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
We are subject to taxation in multiple U.S. and foreign tax jurisdictions. As discussed in Note 1.F to the consolidated financial statements, earnings of the Company's foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States. Accordingly, prior to the implementation of the requirements of U.S. tax reform under the Tax Cuts and Jobs Act (2017 Tax Act) in December of 2017, U.S. Federal and State income taxes were provided for all undistributed earnings net of related foreign tax credits. See Note 5 to the consolidated financial statements for impacts associated with U.S. tax reform under the 2017 Tax Act. The 2017 Tax Act, which is also commonly referred to as “U.S. tax reform,” significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously undistributed foreign earnings of non-U.S. subsidiaries.
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

21.

taxing jurisdiction. We believe the estimates and assumptions used to support the evaluation of our tax positions are reasonable. However, final determinations of tax liabilities, penalties and interest could be materially different from estimates.
Our effective tax rate will largely depend on the mix of pretax earnings that we generate in the U.S. as compared to the rest of the world and the impact of any discrete items for events occurring in the period or future changes in tax regulations and related interpretations.

Results of Operations
The following table shows the revenues and directly related expenses for our principal services and total net revenues (a non-GAAP measure calculated as revenues less directly related operating expenses attributable to our principal services) and our expenses for 2018, 2017, and 2016 expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues when analyzing and discussing management's effectiveness in managing our principal services since total revenues earned by Expeditors as a freight consolidator include the carriers’ charges to us for carrying the shipment, whereas revenues earned by Expeditors in our other capacities include primarily the commissions and fees actually earned by us. Net revenue is one of our primary operational and financial measures and demonstrates our ability to manage sell rates to customers with our ability to concentrate and leverage our purchasing power through effective consolidation of shipments from multiple customers utilizing a variety of transportation carriers and optimal routings. Using net revenue also provides a commonality for comparison among various services.
The table, chart and the accompanying discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto in this report.

	2018		2017		2016
In thousands	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
Airfreight services:
Revenues	$3,271,932		$2,877,032		$2,453,347
Expenses	2,410,793		2,126,761		1,752,167
Net revenues	861,139	33%	750,271	32%	701,180	32%
Ocean freight and ocean services:
Revenues	2,251,754		2,107,045		1,917,494
Expenses	1,664,168		1,543,740		1,378,699
Net revenues	587,586	22	563,305	24	538,795	25
Customs brokerage and other services:
Revenues	2,614,679		1,936,871		1,727,196
Expenses	1,443,031		931,258		803,135
Net revenues	1,171,648	45	1,005,613	44	924,061	43
Total net revenues	2,620,373	100	2,319,189	100	2,164,036	100
Overhead expenses:
Salaries and related costs	1,393,259	53	1,267,120	55	1,157,635	53
Other	430,551	17	351,809	15	336,238	16
Total overhead expenses	1,823,810	70	1,618,929	70	1,493,873	69
Operating income	796,563	30	700,260	30	670,163	31
Other income, net	21,766	1	18,335	1	16,693	1
Earnings before income taxes	818,329	31	718,595	31	686,856	32
Income tax expense	198,539	7	228,212	10	254,323	12
Net earnings	619,790	24	490,383	21	432,533	20
Less net earnings attributable to the noncontrolling interest	1,591	—	1,038	—	1,726	—
Net earnings attributable to shareholders	$618,199	24%	$489,345	21%	$430,807	20%

22.

2018 compared with 2017
Airfreight services:
Airfreight services revenues increased 14% in 2018, as compared with 2017, primarily due to higher sell rates in response to increased buy rates resulting from higher overall market demand and tonnage growth of 3%. Airfreight services expenses increased 13% in 2018, as compared with 2017, principally as a result of the increase in tonnage and higher buy rates due to tighter carrier capacity and increased fuel prices.
Airfreight services net revenues in 2018 increased 15%, as compared with 2017. This was principally due to a 15% increase in net revenue per kilo and a 3% growth in tonnage. Average net revenue per kilo increased in most regions primarily due to higher average sell rates that increased commensurate with higher average buy rates. North America, Europe and South Asia net revenues increased by 13%, 17% and 13%, respectively, while tonnage increased 6%, 8% and 1%, respectively. North Asia net revenues increased by 17% despite a tonnage decrease of 2%, as we adjusted our sell rates, primarily in response to higher carrier buy rates, and achieved a better mix of business. In 2017, carriers significantly increased pricing in North Asia and South Asia as a result of higher demand relative to available capacity.
Overall the global airfreight market has been experiencing strong growth, which has caused imbalances between carrier capacity and demand in certain lanes and higher average buy rates. Customers are continuously focused on improving supply-chain efficiency, reducing overall logistics costs by negotiating lower rates, utilizing ocean freight whenever possible and evaluating alternative sourcing locations. At the same time, customers are increasingly utilizing airfreight to improve speed to market. We expect these trends to continue in conjunction with carriers' efforts to manage available capacity and the evolution of consumer purchasing behavior, such as online shopping. These conditions could be affected by new product launches and customer responses to governmental trade policies during periods that have historically experienced higher demand. These conditions, should they continue to occur, could create a higher degree of volatility in volumes and, ultimately, buy and sell rates.

23.

Ocean freight and ocean services:
Ocean freight consolidation, direct ocean forwarding and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues and expenses increased 7% and 8%, respectively, in 2018, as compared with 2017, primarily due to a 5% increase in container volume and growth in direct ocean forwarding and order management.
Ocean freight and ocean services net revenues increased 4% in 2018, as compared with 2017. The largest component of our ocean freight net revenue is derived from ocean freight consolidation, which represented 43% and 45% of ocean freight net revenue in 2018 and 2017, respectively.
Ocean freight consolidation net revenues decreased 2% in 2018, as compared with 2017. This decrease was due primarily to lowering our sell rates in response to competitive market conditions, partially offset by a 5% increase in volume. Direct ocean freight forwarding net revenues increased 6% due to higher volumes in North Asia and Europe. Order management net revenues increased 11%, mostly resulting from higher volumes with new and existing customers primarily in North America and North Asia.
North America ocean freight and ocean services net revenues increased 4% in 2018, as compared with 2017, primarily due to higher order management volumes. Europe net revenues increased 8% in 2018 as compared with 2017, primarily due to growth in direct ocean freight forwarding. North Asia net revenues increased 3% in 2018, as compared with 2017, as growth in direct ocean forwarding and order management was largely offset by lower net revenue per container. MAIR net revenues increased 8% in 2018, as compared with 2017, primarily due to higher direct ocean forwarding revenues.
We expect that pricing volatility will continue as customers solicit bids, react to governmental trade policies, and carriers adapt to changes in capacity and market demand, merge or create alliances with other carriers. These conditions could result in lower margins.
Customs brokerage and other services:
Customs brokerage and other services revenues increased 35% in 2018, as compared with 2017, primarily as a result of higher volumes in customs brokerage, road freight and warehouse and distribution services. Customs brokerage and other services expenses increased 55% in 2018, as compared with 2017, principally as a result of higher volumes. In conjunction with the adoption of the new revenue recognition standard, we analyzed contracts with customers in our warehouse and distribution business. In 2018, we changed our presentation of certain warehouse and distribution revenues from a net to a gross basis, which increased both revenues and operating expenses by approximately $225 million in 2018.
Customs brokerage and other services net revenues increased 17% in 2018, as compared with 2017, primarily as a result of an increase in customs brokerage, road freight and distribution volumes, particularly in North America, Europe and North Asia. Customers continue to seek out customs brokers, such as Expeditors, with a commitment to compliance, high level of expertise and sophisticated systems capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.
North America net revenues increased 14% in 2018, as compared with 2017, primarily as a result of higher volumes in customs brokerage, road freight and distribution services. Europe net revenues increased 28%, primarily due to higher customs brokerage, road freight and distributions services net revenues. North Asia net revenues increased 23%, primarily due to higher customs brokerage volumes.
Overhead expenses:
Salaries and related costs increased 10% in 2018, as compared with 2017, due principally to an increase in the number of employees, primarily in North America and Europe, higher base salaries and benefits and increased bonuses from higher operating income. The number of employees increased primarily to support increased activity in our business operations.
Historically, the relatively consistent relationship between salaries and net revenues has been the result of a compensation philosophy that has been maintained since the inception of our company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation occur in proportion to changes in our operating income, creating alignment between branch and corporate performance and shareholder interests. Bonuses to field and executive management in 2018 were up 12% while operating income increased 14%. Our management compensation programs have always been incentive-based and performance driven. Salaries and related costs as a percentage of net revenues decreased from 55% to 53% in 2018, as compared with 2017.
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

24.

Management believes that both the stability and the long-term growth in revenues, net revenues and net earnings are a result of the incentives inherent in our compensation programs.

Other overhead expenses increased 22% in 2018, as compared with 2017. The increase in expenses was due to additional rent and technology-related fees, partially offset by lower claims. In 2017, we recovered certain legal and related costs totaling $8 million, had a favorable resolution of an indirect tax contingency of $6 million and recognized a $4 million gain on the sale of a property. We will continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to explore new areas for profitable growth. Other overhead expenses as a percentage of net revenues for 2018 increased from 15% to 17% as compared with 2017 principally as a result of the events in 2017 discussed above.
Income tax expense:
We pay income taxes in the United States and other jurisdictions. Our consolidated effective income tax rate was 24.3% in 2018, as compared with 31.8% in 2017. In addition to the lower US federal tax rate that resulted from the 2017 Tax Act, our effective tax rate in 2018 benefited from significant share-based compensation deductions, US Federal tax credits totaling $20.3 million, principally as a result of withholding taxes related to our foreign operations, and US income tax deductions for Foreign-derived intangible income (FDII) of $4.8 million. These amounts were partially offset by the effect of higher foreign tax rates of our international subsidiaries, when compared to the US Federal income tax rate of 21%, as well as certain expenses that are no longer deductible under the 2017 Tax Act, including certain executive compensation in excess of amounts allowed.
The tax benefit associated with non-qualified stock option and restricted stock unit grants is recorded when the related compensation expense is recorded (excess tax benefits are recorded upon the exercise of non-qualified stock options and vesting of RSUs and PSUs) while the tax benefit received for incentive stock options and employee stock purchase plans shares cannot be anticipated and are therefore recognized if and when a disqualifying disposition occurs. Our effective tax rate is subject to variation and the effective tax rate may be more or less volatile based on the amounts of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on the effective rate is greater when pre-tax income is lower. Total consolidated foreign income tax expense is composed of the income tax expense of our non-US subsidiaries as well as income based withholding taxes paid by our non-US subsidiaries on behalf of its parent for intercompany payments, including the remittance of dividends.
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
Ocean freight and ocean services:
Ocean freight and ocean services revenues increased 10% in 2017, as compared with 2016, primarily due to a 5% increase in container volume and higher average sell rates to customers. Ocean freight and ocean services expenses increased 12% in 2017 as compared with 2016, due to volume growth and higher average buy rates, resulting from overall market demand and carriers managing available capacity.
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

25.

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
Bonuses to field and executive management in 2017 were up 4.7%, as compared with 2016, primarily as a result of a 4.5% increase in operating income. Our management compensation programs have always been incentive-based and performance driven. Salaries and related costs increased to 55% of net revenues in 2017, as compared with 53% in 2016.

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
Income tax expense:
Our consolidated effective income tax rate was 31.8% in 2017, as compared to 37.0% in 2016. The change in the effective tax rate was principally due to recording the estimated impact of U.S. tax reform and to a lesser degree a result of a higher proportion of our total outstanding stock-based compensation expense being for non-qualified stock option grants and restricted stock units.
Currency and Other Risk Factors
The nature of our worldwide operations necessitates dealing with a multitude of currencies other than the U.S. dollar. This results in our being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or agency relationships have strict currency control regulations, which influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during 2018, 2017 and 2016 was insignificant. We had no foreign currency derivatives outstanding at December 31, 2018 and 2017. Net foreign currency losses were approximately $2 million and $13 million in 2018 and 2017, respectively, and net foreign currency gains were approximately $8 million in 2016.
International air and ocean freight forwarding and customs brokerage are intensely competitive and are expected to remain so for the foreseeable future. There are a large number of entities competing in the international logistics industry, including new technology-based competitors entering the industry, many of which have significantly more resources than us; however, our primary competition is confined to a relatively small number of companies within this group. Expeditors must compete against both the niche players and larger entities. The industry continues to experience consolidations into larger firms striving for stronger and more complete multinational and multi-service networks. However, regional and local brokers and forwarders remain a competitive force.
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

26.

worldwide network has added a considerable indirect cost to the services provided to customers. Smaller and middle-tier competitors, in general, do not have the resources available to develop customized systems and a worldwide network.
Liquidity and Capital Resources
Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the year ended December 31, 2018 was $573 million, as compared with $489 million for 2017. This $84 million increase is primarily due to higher earnings, partially offset by changes in working capital. At December 31, 2018, working capital was $1,408 million, including cash and cash equivalents of $924 million. We had no long-term debt at December 31, 2018. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
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
Cash used in investing activities for the year ended December 31, 2018 was $48 million, as compared with $12 million for 2017. We had capital expenditures of $47 million in 2018 as compared with $95 million in 2017. Capital expenditures in 2018 related primarily to continuing investments in technology, building construction, building and leasehold improvements. Occasionally, we elect to purchase buildings to house staff and to facilitate the staging of customers’ freight. In 2017, we completed the sale of land and buildings in Miami, Florida, which resulted in net cash proceeds of approximately $84 million. Total anticipated capital expenditures in 2019 are currently estimated to be $50 million. This includes routine capital expenditures and investments in technology.
Cash used in financing activities for the year ended December 31, 2018 was $628 million as compared with $425 million in 2017. We used the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to reduce issued and outstanding shares. During 2018 and 2017, we used cash to repurchase 9 million and 8 million shares of common stock, respectively, to reduce the number of total outstanding shares. During 2018 and 2017, we paid dividends of $0.90 and $0.84 per share, respectively.
We have a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises. During 2018, we repurchased 2.6 million shares at an average price of $72.71 per share. We also have a Discretionary Stock Repurchase Plan under which management is allowed to repurchase shares to reduce the issued and outstanding stock to 160 million shares of common stock. During 2018, we repurchased 6.5 million shares at an average price of $71.18 per share. See Note 3 to the consolidated financial statements for cumulative repurchases under both repurchase plans.
We follow established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. Historically, our investment portfolio has not been adversely impacted by disruptions occurring in the credit markets. However, there can be no assurance that our investment portfolio will not be adversely affected in the future.
We cannot predict what impact ongoing uncertainties in the global economy and political uncertainty may have on our operating results, freight volumes, pricing, amounts advanced on behalf of our customers, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or on changes in competitors' behavior.
We maintain international unsecured bank lines of credit. At December 31, 2018, we were contingently liable for $68 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

27.

		Amount of commitment expiration per period
In thousands	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Standby letters of credit and guarantees	$67,579	61,811	2,621	18	3,129

At December 31, 2018, our contractual obligations are as follows:

		Payments due by period
In thousands	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Contractual Obligations:
Operating leases	$317,825	75,227	110,526	64,932	67,140
Unconditional purchase obligations	49,912	49,912	—	—	—
Construction, equipment and technology purchase obligations	57,186	22,573	23,983	10,630	—
Total contractual cash obligations	$424,923	147,712	134,509	75,562	67,140
We typically enter into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. We only enter into agreements that management believes we can fulfill. In the regular course of business, we also enter into agreements with service providers to maintain or operate equipment, facilities or software that can be longer than one year. We also regularly have contractual obligations for specific projects related to improvements of our owned or leased facilities and information technology infrastructure.
Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At December 31, 2018, cash and cash equivalent balances of $444 million were held by our non-United States subsidiaries, of which $2 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.
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
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the year ended December 31, 2018, would have had the effect of raising operating income approximately $55 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $45 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency

28.

fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the year ended December 31, 2018, was insignificant. Net foreign currency losses were approximately $2 million and $13 million in 2018 and 2017, respectively, and net currency gains were approximately $8 million in 2016. We had no foreign currency derivatives outstanding at December 31, 2018 and 2017. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of December 31, 2018, we had $42 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.
Interest Rate Risk
At December 31, 2018, we had cash and cash equivalents of $924 million, of which $496 million was invested at various short-term market interest rates. We had no long-term debt at December 31, 2018. A hypothetical change in the interest rate of 10 basis points at December 31, 2018 would not have a significant impact on our earnings.
In management’s opinion, there has been no material change in our interest rate risk exposure between 2018 and 2017.
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

29.

In 2018 we adopted the new revenue recognition accounting standard, and in 2019 we will adopt the new accounting standard for leases. The adoption of these accounting standards requires further changes to existing processes and systems that are an integral part of our internal controls and require testing for operating effectiveness.
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
A system of internal control can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management, including the Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company's internal control over financial reporting, as of December 31, 2018, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2018, which is included on page F-2.
ITEM 9B — OTHER INFORMATION
Not applicable.
PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is set forth below or incorporated by reference to information under the caption “Proposal No. 1: Election of Directors” and to the information under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Operations" in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 2019. See also Part I - Item 1 - Executive Officers of the Registrant.
Audit Committee and Audit Committee Financial Expert
Expeditors' Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Richard B. McCune, James M. Dubois, Alain Monié, and Tay Yoshitani. Expeditors' Board has determined that Richard B. McCune, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 407(d)(5) of Regulation S-K under the Exchange Act and that each member of the Audit Committee is independent under the NASDAQ independence standards applicable to audit committee members.
Code of Ethics and Governance Guidelines
Expeditors has adopted a Code of Business Conduct that applies to all Expeditors employees including, of course, its principal executive officer and principal financial and accounting officer. The Code of Business Conduct is posted with the governance documents on Expeditors' website at https://investor.expeditors.com. Expeditors will post any amendments to the Code of Business Conduct at that location. In the unlikely event that the Board of Directors approves any sort of waiver to the Code of Business Conduct for Expeditors' executive officers or directors, information concerning such waiver will also be posted at that location. No such waivers have been granted.

30.

ITEM 11 — EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to information under the captions “Director Compensation Program” and “Compensation Discussion and Analysis” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 2019.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to information under the captions “Shareholder Engagement & Stock Ownership Information” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 2019.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2018, regarding compensation plans under which equity securities of Expeditors are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3)
Equity Compensation Plans Approved by Security Holders	10,228,276	$44.60	2,255,752
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	10,228,276	$44.60	2,255,752

(1)
Represents shares issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock units under the Omnibus Incentive Plan and performance stock units that will vest if target levels are achieved.

(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units and performance stock units, which have no exercise price.

(3)
Includes 743,015 available for issuance under the employee stock purchase plans, 1,431,417 available for future grants of equity awards under the Omnibus Incentive Plan and 81,320 available for issuance of restricted stock under the Director's Restricted Stock Plan.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to information under the captions “Certain Relationships and Related Transactions” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 2019.
ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to information under the caption “Relationship with Independent Registered Public Accounting Firm” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 2019.

31.

PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
(a)	1.	FINANCIAL STATEMENTS
		Reports of Independent Registered Public Accounting Firm	F-1 and F-2
		Consolidated Balance Sheets as of December 31, 2018 and 2017	F-3
		Consolidated Statements of Earnings for the Years Ended December 31, 2018, 2017 and 2016	F-4
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016	F-5
		Consolidated Statements of Equity for the Years Ended December 31, 2018, 2017 and 2016	F-6 and F-7
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016	F-8
		Notes to Consolidated Financial Statements	F-9 through F-22
	2.	FINANCIAL STATEMENT SCHEDULES
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
The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of Expeditors is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)	Form of Employment Agreement executed by Jeffrey S. Musser, Expeditors' President and Chief Executive Officer. See Exhibit 10.23.

(2)	Form of Employment Agreement executed by Expeditors' Chief Financial Officer. See Exhibit 10.25.

(3)	Form of Employment Agreement executed by Expeditors' President, Global Products. See Exhibit 10.27.

(4)	Expeditors' 2008 Executive Incentive Compensation Plan. See Exhibit 10.35.

(5)	Expeditors' 2014 Directors’ Restricted Stock Plan. See Exhibit 10.36.

(6)	Expeditors' 2002 Employee Stock Purchase Plan. See Exhibit 10.42.

(7)	Expeditors' amendment to the 2002 Employee Stock Purchase Plan. See Exhibit 10.42.1

(8)	Expeditors' 2008 Stock Option Plan. See Exhibit 10.51.

(9)	Form of Stock Option Agreement used in connection with options granted under Expeditors' 2008 Stock Option Plan. See Exhibit 10.52.

(10)	Expeditors' 2009 Stock Option Plan. See Exhibit 10.53.

(11)	Form of Stock Option Agreement used in connection with options granted under Expeditors' 2009 Stock Option Plan. See Exhibit 10.54.

(12)	Expeditors' 2010 Stock Option Plan. See Exhibit 10.55.

(13)	Form of Stock Option Agreement used in connection with options granted under Expeditors’ 2010 Stock Option Plan. See Exhibit 10.56.

(14)	Expeditors' 2011 Stock Option Plan. See Exhibit 10.57.

(15)	Form of Stock Option Agreement used in connection with options granted under Expeditors' 2011 Stock Option Plan. See Exhibit 10.58.

(16)	Expeditors' 2012 Stock Option Plan. See Exhibit 10.59.

(17)	Form of Stock Option Agreement used in connection with options granted under Expeditors' 2012 Stock Option Plan. See Exhibit 10.60.

(18)	Expeditors' 2013 Stock Option Plan. See Exhibit 10.61.

(19)	Form of Stock Option Agreement used in connection with options granted under Expeditors' 2013 Stock Option Plan. See Exhibit 10.62.

(20)	Expeditors' 2014 Stock Option Plan. See Exhibit 10.63.

(21)	Form of Stock Option Agreement used in connection with options granted under Expeditors; 2014 Stock Option Plan. See Exhibit 10.64.

(22)	Expeditors' 2015 Stock Option Plan. See Exhibit 10.65.

(23)	Form of Stock Option Agreement used in connection with options granted under Expeditors' 2015 Stock Option Plan. See Exhibit 10.66.

(24)	Expeditors' 2016 Stock Option Plan. See Exhibit 10.67.

(25)	Form of Stock Option Agreement used in connection with options granted under Expeditors' 2016 Stock Option Plan. See Exhibit 10.68.

(26)	Expeditors' 2017 Omnibus Incentive Plan. See Exhibit 10.69

(27)	Form of Executive Restricted Stock Unit Award Agreement used in connection with executive restricted stock units granted under Expeditors' 2017 Omnibus Incentive Stock Plan. See Exhibit 10.70

(28)	Form of Performance Share Award Agreement used in connection with performance share units granted under Expeditors' 2017 Omnibus Incentive Stock Plan. See Exhibit 10.71

32.

(b)EXHIBITS

Exhibit Number	Exhibit

3.1	Expeditors' Restated Articles of Incorporation and the Articles of Amendment as amended. (Incorporated by reference to Exhibit 3.1 to Form 10-K, filed on or about February 23, 2018.)

3.2	Expeditors' Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to Form 8-K, filed on or about May 6, 2016.)

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

33.

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
Date: February 22, 2019

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

By:	/s/ Bradley S. Powell
Bradley S. Powell
Senior Vice President and Chief Financial Officer

35.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2019.

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
YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Expeditors International of Washington, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
February 22, 2019

F-1

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Expeditors International of Washington, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Expeditors International of Washington, Inc.’s and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Seattle, Washington
February 22, 2019

F-2

Consolidated Balance Sheets
In thousands, except per share data

December 31,	2018	2017
Current Assets:
Cash and cash equivalents	$923,735	1,051,099
Accounts receivable, less allowance for doubtful accounts of $15,345 in 2018 and $12,858 in 2017	1,581,530	1,414,741
Deferred contract costs	159,510	—
Other	70,041	75,612
Total current assets	2,734,816	2,541,452
Property and equipment, net	504,105	525,203
Goodwill	7,927	7,927
Deferred Federal and state income taxes, net	40,465	13,207
Other assets, net	27,246	29,219
Total assets	$3,314,559	3,117,008

Current Liabilities:
Accounts payable	$902,259	866,305
Accrued expenses, primarily salaries and related costs	215,813	206,320
Contract liabilities	190,343	—
Federal, state and foreign income taxes	18,424	20,494
Total current liabilities	1,326,839	1,093,119
Noncurrent Federal income tax payable	—	29,516
Commitments and contingencies

Shareholders’ Equity:
Preferred stock, par value $0.01 per share, authorized 2,000 shares; none issued	—	—
Common stock, par value $0.01 per share, authorized 640,000 shares;
issued and outstanding 171,582 shares at December 31, 2018
and 176,374 shares at December 31, 2017	1,716	1,764
Additional paid-in capital	1,896	546
Retained earnings	2,088,707	2,063,512
Accumulated other comprehensive loss	(105,481)	(73,964)
Total shareholders’ equity	1,986,838	1,991,858
Noncontrolling interest	882	2,515
Total equity	1,987,720	1,994,373
Total liabilities and equity	$3,314,559	3,117,008
See accompanying notes to consolidated financial statements.

F-3.

Consolidated Statements of Earnings
In thousands, except per share data

Years ended December 31,	2018	2017	2016
Revenues:
Airfreight services	$3,271,932	2,877,032	2,453,347
Ocean freight and ocean services	2,251,754	2,107,045	1,917,494
Customs brokerage and other services	2,614,679	1,936,871	1,727,196
Total revenues	8,138,365	6,920,948	6,098,037
Operating Expenses:
Airfreight services	2,410,793	2,126,761	1,752,167
Ocean freight and ocean services	1,664,168	1,543,740	1,378,699
Customs brokerage and other services	1,443,031	931,258	803,135
Salaries and related costs	1,393,259	1,267,120	1,157,635
Rent and occupancy costs	152,813	119,732	108,812
Depreciation and amortization	54,019	49,310	46,796
Selling and promotion	45,346	44,290	41,763
Other	178,373	138,477	138,867
Total operating expenses	7,341,802	6,220,688	5,427,874
Operating income	796,563	700,260	670,163
Other Income (Expense):
Interest income	19,153	13,204	11,580
Other, net	2,613	5,131	5,113
Other income, net	21,766	18,335	16,693
Earnings before income taxes	818,329	718,595	686,856
Income tax expense	198,539	228,212	254,323
Net earnings	619,790	490,383	432,533
Less net earnings attributable to the noncontrolling interest	1,591	1,038	1,726
Net earnings attributable to shareholders	$618,199	489,345	430,807
Diluted earnings attributable to shareholders per share	$3.48	2.69	2.36
Basic earnings attributable to shareholders per share	$3.55	2.73	2.38
Weighted average diluted shares outstanding	177,833	181,666	182,704
Weighted average basic shares outstanding	174,133	179,247	181,282
See accompanying notes to consolidated financial statements.

F-4.

Consolidated Statements of Comprehensive Income
In thousands

Years ended December 31,	2018	2017	2016
Net earnings	$619,790	490,383	432,533
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $13,364 in 2018, $16,761 in 2017 and $12,867 in 2016	(32,390)	30,434	(23,743)
Other comprehensive (loss) income	(32,390)	30,434	(23,743)
Comprehensive income	587,400	520,817	408,790
Less comprehensive income attributable to the noncontrolling interest	718	844	1,337
Comprehensive income attributable to shareholders	$586,682	519,973	407,453
See accompanying notes to consolidated financial statements.

F-5.

Consolidated Statements of Equity
In thousands, except per share data
Years ended December 31, 2018, 2017 and 2016

	Common Stock
	Shares	Par Value
Balance at December 31, 2015	182,067	$1,821
Exercise of stock options and release of restricted shares	3,769	38
Issuance of shares under stock purchase plan	703	7
Shares repurchased under provisions of stock repurchase plans	(6,682)	(67)
Stock compensation expense	—	—
Tax benefits from stock plans, net	—	—
Net earnings	—	—
Other comprehensive loss	—	—
Dividends paid ($0.80 per share)	—	—
Purchase of noncontrolling interest	—	—
Distributions of dividends to noncontrolling interest	—	—
Balance at December 31, 2016	179,857	1,799
Exercise of stock options and release of restricted shares	4,058	40
Issuance of shares under stock purchase plan	682	7
Shares repurchased under provisions of stock repurchase plans	(8,223)	(82)
Stock compensation expense	—	—
Net earnings	—	—
Other comprehensive income (loss)	—	—
Dividends paid ($0.84 per share)	—	—
Distributions of dividends to noncontrolling interest	—	—
Balance at December 31, 2017	176,374	1,764
Cumulative effect of accounting change	—	—
Exercise of stock options and release of restricted shares	3,589	36
Issuance of shares under stock purchase plan	666	6
Shares repurchased under provisions of stock repurchase plans	(9,047)	(90)
Stock compensation expense	—	—
Net earnings	—	—
Other comprehensive loss	—	—
Dividends paid ($0.90 per share)	—	—
Purchase of noncontrolling interest	—	—
Distributions of dividends to noncontrolling interest	—	—
Balance at December 31, 2018	171,582	$1,716

F-6.

	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2015	$31	1,771,379	(81,238)	1,691,993	2,683	1,694,676
Exercise of stock options and release of restricted shares	157,139	—	—	157,177	—	157,177
Issuance of shares under stock purchase plan	28,129	—	—	28,136	—	28,136
Shares repurchased under provisions of stock repurchase plans	(225,317)	(112,274)	—	(337,658)	—	(337,658)
Stock compensation expense	45,217	—	—	45,217	—	45,217
Tax benefits from stock plans, net	(2,664)	—	—	(2,664)	—	(2,664)
Net earnings	—	430,807	—	430,807	1,726	432,533
Other comprehensive loss	—	—	(23,354)	(23,354)	(389)	(23,743)
Dividends paid ($0.80 per share)	—	(145,123)	—	(145,123)	—	(145,123)
Purchase of noncontrolling interest	107	—	—	107	(110)	(3)
Distributions of dividends to noncontrolling interest	—	—	—	—	(1,335)	(1,335)
Balance at December 31, 2016	2,642	1,944,789	(104,592)	1,844,638	2,575	1,847,213
Exercise of stock options and release of restricted shares	176,285	—	—	176,325	—	176,325
Issuance of shares under stock purchase plan	28,760	—	—	28,767	—	28,767
Shares repurchased under provisions of stock repurchase plans	(258,049)	(220,127)	—	(478,258)	—	(478,258)
Stock compensation expense	50,908	—	—	50,908	—	50,908
Net earnings	—	489,345	—	489,345	1,038	490,383
Other comprehensive income (loss)	—	—	30,628	30,628	(194)	30,434
Dividends paid ($0.84 per share)	—	(150,495)	—	(150,495)	—	(150,495)
Distributions of dividends to noncontrolling interest	—	—	—	—	(904)	(904)
Balance at December 31, 2017	546	2,063,512	(73,964)	1,991,858	2,515	1,994,373
Cumulative effect of accounting change	—	(22,357)	—	(22,357)	(105)	(22,462)
Exercise of stock options and release of restricted shares	146,157	—	—	146,193	—	146,193
Issuance of shares under stock purchase plan	33,285	—	—	33,291	—	33,291
Shares repurchased under provisions of stock repurchase plans	(234,160)	(413,648)	—	(647,898)	—	(647,898)
Stock compensation expense	56,147	—	—	56,147	—	56,147
Net earnings	—	618,199	—	618,199	1,591	619,790
Other comprehensive loss	—	—	(31,517)	(31,517)	(873)	(32,390)
Dividends paid ($0.90 per share)	159	(156,999)	—	(156,840)	—	(156,840)
Purchase of noncontrolling interest	(238)	—	—	(238)	(450)	(688)
Distributions of dividends to noncontrolling interest	—	—	—	—	(1,796)	(1,796)
Balance at December 31, 2018	$1,896	2,088,707	(105,481)	1,986,838	882	1,987,720
See accompanying notes to consolidated financial statements.

F-7.

Consolidated Statements of Cash Flows
In thousands

Years ended December 31,	2018	2017	2016
Operating Activities:
Net earnings	$619,790	490,383	432,533
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for losses on accounts receivable	3,808	5,356	2,607
Deferred income tax (benefit) expense	(12,031)	(43,695)	15,835
Stock compensation expense	56,147	50,908	45,217
Depreciation and amortization	54,019	49,310	46,796
Other	647	(4,382)	(3,540)
Changes in operating assets and liabilities:
Increase in accounts receivable	(214,971)	(184,771)	(102,297)
Increase in accounts payable and accrued expenses	86,036	114,631	102,716
Increase in deferred contract costs	(42,097)	—	—
Increase in contract liabilities	43,928	—	—
(Decrease) increase in income taxes payable, net	(19,691)	16,264	(12,370)
(Increase) decrease in other current assets	(2,781)	(5,365)	1,988
Net cash from operating activities	572,804	488,639	529,485
Investing Activities:
Purchase of short-term investments	(27)	(12)	(54)
Proceeds from maturities of short-term investments	59	12	17
Purchase of property and equipment	(47,474)	(95,016)	(59,316)
Proceeds from sale of property and equipment	215	84,405	229
Other, net	(1,172)	(1,074)	5,928
Net cash from investing activities	(48,399)	(11,685)	(53,196)
Financing Activities:
Proceeds from issuance of common stock	182,732	205,092	185,313
Repurchases of common stock	(647,898)	(478,258)	(337,658)
Dividends paid	(156,840)	(150,495)	(145,123)
Payments for taxes related to net share settlement of equity awards	(3,248)	—	—
Purchase of noncontrolling interest	(688)	—	—
Distributions to noncontrolling interest	(1,796)	(904)	(1,335)
Net cash from financing activities	(627,738)	(424,565)	(298,803)
Effect of exchange rate changes on cash and cash equivalents	(24,031)	24,275	(10,847)
(Decrease) increase in cash and cash equivalents	(127,364)	76,664	166,639
Cash and cash equivalents at beginning of year	1,051,099	974,435	807,796
Cash and cash equivalents at end of year	$923,735	1,051,099	974,435
Supplemental Cash Flow Information:
Cash paid for income taxes	$239,255	249,704	254,312
See accompanying notes to consolidated financial statements.

F-8.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
C.  |  Accounts Receivable
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $15,345, $12,858 and $9,247 as of December 31, 2018, 2017 and 2016, respectively. Additions and write-offs have not been significant in any of these years.
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
For the years ended December 31, 2018 and 2017, the Company performed the required goodwill annual impairment test during the fourth quarter and determined that no impairment had occurred.

F-9.

E.  |  Revenues and Revenue Recognition
The Company provides global logistics services, including air and ocean freight consolidation and forwarding, customs brokerage, warehousing and distribution, purchase order management, vendor consolidation, time-definite transportation services, temperature-controlled transit, cargo insurance, specialized cargo monitoring and tracking and other logistics solutions. As a non-asset based carrier, the Company does not own transportation assets.
The Company derives its revenues by entering into agreements that are generally comprised of a single performance obligation, which is that freight is shipped for and received by the customer. The Company's three principal services are the revenue categories presented in the Consolidated Statements of Earnings: 1) airfreight services, 2) ocean freight and ocean services, and 3) customs brokerage and other services. The most significant drivers of changes in gross revenues and related transportation expenses are volume, sell rates and buy rates. Volume has a similar effect on the change in both gross revenues and related transportation expenses in each of the Company's three primary sources of revenue.
The major portion of the Company's air and ocean freight revenues are generated by purchasing transportation services on a wholesale basis from direct (asset-based) carriers and then reselling those services to customers on a retail basis. The difference between the rate the Company bills its customers (the sell rate) and rate the Company pays the carrier (the buy rate) is termed "net revenue" (a non-GAAP measure), "yield" or "margin."
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
Typically, the transaction price for each of the Company's services are quoted as separate components; however, customers on occasion will request an all-inclusive rate for a set of services known in the industry as “door-to-door service.” This means that the customer is billed a single rate for all services from pickup at origin to delivery at destination. In these instances, the transaction price is allocated to each service on a relative selling price basis.
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
F.  |  Income Taxes
Income taxes are accounted for under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, the tax effect of loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Earnings of the Company's foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States. Accordingly, prior to the implementation

F-10.

of the requirements of U.S. tax reform under the Tax Cuts and Jobs Act (2017 Tax Act) in December of 2017, U.S. Federal and State income taxes were provided for all undistributed earnings net of related foreign tax credits. See Note 5 for impacts associated with U.S. tax reform under the 2017 Tax Act. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. The Company recognizes interest expense related to unrecognized tax benefits or underpayment of income taxes in interest expense and recognizes penalties in operating expenses. Beginning on January 1, 2017, the Company adopted accounting guidance requiring that, prospectively, excess tax benefits and deficiencies be recorded in income tax expense for stock option exercises, cancellations and disqualifying dispositions of employee stock purchase plan shares.
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
H.  |  Stock Plans
The Company maintains several equity incentive plans under which the Company has granted stock options, director restricted stocks, restricted stock units (RSU), performance stock units (PSU) and employee stock purchase rights to employees or directors. The Company recognizes stock compensation expense based on the fair value of awards at the grant date. This expense, adjusted for expected forfeitures, is recognized in net earnings on a straight-line basis over the service periods as a component of salaries and related costs. RSU awards to certain employees meeting specific retirement eligibility criteria at the time of grant are expensed immediately, as there is no substantive service period associated with those awards. Expense for PSU awards is recognized over the service period when it is probable the performance goal will be achieved.
I.  |  Foreign Currency
Foreign currency amounts attributable to foreign operations have been translated into U.S. dollars using year-end exchange rates for assets and liabilities, historical rates for equity, and weighted average rates for revenues and expenses. Translation adjustments resulting from this process are recorded as components of other comprehensive income until complete or substantially complete liquidation by the Company of its investment in a foreign entity. Currency fluctuations are a normal operating factor in the conduct of the Company’s business and foreign exchange transaction gains and losses are included in revenues and operating expenses. Also, the Company is exposed to foreign currency exchange fluctuations on monetary assets and liabilities denominated in currencies that are not the local functional currency. Foreign exchange gains and losses on such balances are recognized in net earnings within customs brokerage and other services costs. Net foreign currency losses in 2018 and 2017 were $1,853 and $13,315, respectively, and net foreign currency gains in 2016 were $7,955.
The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure. Accordingly, the Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely. Such hedging activity during 2018, 2017, and 2016 was insignificant. The Company had no foreign currency derivatives outstanding at December 31, 2018 and 2017.
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
Accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments, net of related income tax effects, as of December 31, 2018 and 2017.
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

F-11.

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
M.  |  Recent Accounting Pronouncements
Revenue Recognition

Effective January 1, 2018, the Company adopted Topic 606 Revenue from Contracts with Customers (Topic 606). The adoption of Topic 606 did not materially impact the Company's revenue recognition policy. The Company adopted the standard using the modified retrospective transition method applied to those contracts not completed as of January 1, 2018, resulting in a $22 million adjustment to the opening balance of retained earnings and the recording of deferred contract costs and contract liabilities of $135 million and $165 million, respectively. The Company satisfied nearly all performance obligations for the contract liabilities recorded upon adoption at January 1, 2018, and recognized the corresponding revenues and costs during the first quarter. In conjunction with the adoption of Topic 606, the Company also changed its presentation of certain warehouse and distribution revenues from a net to a gross basis, which increased customs brokerage and other services revenues and operating expenses by approximately $225 million in 2018.

Comparative prior year information has not been adjusted and continues to be reported under the Company's historical revenue recognition policies.

The Company disaggregates its revenues by its three primary service categories in the consolidated financial statements: airfreight, ocean freight and ocean services and customs brokerage and other. Revenues by geographic location are presented within business segment information in Note 10.
Leases
In February 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) changing the accounting for leases and including a requirement to record all leases exceeding one year on the consolidated balance sheet as assets and liabilities. Effective January 1, 2019, the Company will adopt the standard using a modified retrospective transition method and anticipates recording an initial right-of-use asset and lease liability of approximately $370 million, primarily related to the Company's operating leases for office and warehouse space. Upon adoption, the Company has elected to apply practical expedients, which allow the Company to carry forward its historical lease classification, determination of whether a contract contains a lease, not reassess the accounting treatment of initial direct costs and use hindsight in determining lease terms.
Additionally, the Company has implemented an enterprise-wide lease management system that, along with accompanying process changes, will assist it in the accounting and internal control changes necessary to meet the reporting and disclosure requirements of the new standard when it becomes effective.
Taxes
In February 2018, the FASB issued an ASU, which amends existing guidance for reporting comprehensive income to reflect changes resulting from the 2017 Tax Act. The amendment provided the option to reclassify stranded tax effects resulting from the 2017 Tax Act within accumulated other comprehensive income (AOCI) to retained earnings. The Company elected to not reclassify stranded income tax effects from AOCI to retained earnings, including those related to implementation of the 2017 Tax Act. New disclosures may be required upon adoption on the effective date of the ASU on January 1, 2019,
Credit losses on financial instruments
In June 2016, the FASB issued an ASU, which amends existing guidance for the accounting of credit losses on financial instruments. Under the ASU, the Company will record a valuation allowance for credit losses that are expected to be incurred over the financial asset’s contractual term. This standard will be effective for the Company on January 1, 2020 and is not expected to have a material effect on the consolidated financial statements as the new credit loss model will primarily apply to the Company's accounts receivable, which are of short duration and for which the Company has not historically experienced significant credit losses. However, the Company is still evaluating the impact of the new prescribed model compared to its current methodology.

F-12.

NOTE 2.	PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

	2018	2017
Land	$144,521	147,261
Buildings and leasehold improvements	473,663	416,597
Furniture, fixtures, equipment and purchased software	330,316	320,544
Construction in progress	2,582	61,083
Property and equipment, at cost	951,082	945,485
Less accumulated depreciation and amortization	446,977	420,282
Property and equipment, net	$504,105	525,203

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
A.  |  Stock Repurchase Plans
The Company has a Non-Discretionary Stock Repurchase Plan, originally approved by the Board of Directors in November 1993, under which management is authorized to repurchase up to 40,000 shares of the Company’s common stock in the open market with the proceeds received from the exercise of employee stock options and the Employee Stock Purchase Plan.
The Company has a Discretionary Stock Repurchase Plan originally approved by the Board of Directors in November 2001, and amended from time to time under which management as of December 31, 2018 is authorized to repurchase shares down to 160,000 shares of common stock outstanding.
The following table summarizes by plan the Company’s repurchasing activity:

	Cumulative shares repurchased	Average price per share
Non-Discretionary Plan (1994 through 2018)	39,912	$35.20
Discretionary Plan (2001 through 2018)	68,743	$44.66
B. |  Omnibus Incentive Plan
On May 2, 2017, the shareholders approved the Company's 2017 Omnibus Incentive Plan (2017 Plan), which made available 2,500 shares of the Company's common stock in aggregate to be issued under any award type allowed by the 2017 Plan. The RSU granted in 2018 and 2017 vest annually over three years based on continued employment and are settled upon vesting in shares of the Company's common stock on a one-for-one basis.
The following table summarizes information about RSU:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2017	581	$54.11
RSU granted	466	$69.58
RSU vested	(193)	$54.17
RSU forfeited	(20)	$60.78
Outstanding at December 31, 2018	834	$62.51
In 2018 and 2017, the Company also awarded 18 and 23 PSU, respectively, under the 2017 Plan. The PSU include performance conditions to be finally measured based on the financial results in 2020 and 2019, respectively. The final number of PSU will be determined using an adjustment factor of up to 2 times or down to 0.5 of the targeted PSU grant, depending on the degree of

F-13.

achievement of the designated performance targets. If the minimum performance thresholds are not achieved, no shares will be issued. Each PSU will convert to one share of the Company's common stock upon vesting.
RSU and PSU granted under the 2017 Plan have dividend equivalent rights, which entitle holders of RSU and PSU to the same dividend value per share as holders of common stock. Dividend equivalent rights are subject to the same vesting and other terms and conditions as the corresponding unvested RSU and PSU and are accumulated and paid in shares when the underlying awards vest.
At December 31, 2018, assuming target levels are achieved for PSU, there are 1,431 shares available for grant under the 2017 plan.
When restrictions on RSU or PSU lapse the Company derives a tax deduction in certain countries based on the fair market value of the award upon vesting. Until vesting, a deferred tax asset is recognized and measured based on the fair value of the award at the date of grant (consistent with measurement for stock compensation expense). Any excess or shortfall in the tax deduction resulting from the difference between fair market value of the award between the date of grant and the date of vesting is recognized in income tax expense upon vesting.
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
The following table summarizes information about stock options:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at December 31, 2017	12,961	$44.36
Options granted	—	$—
Options exercised	(3,422)	$43.68
Options forfeited	(152)	$45.68
Options canceled	(34)	$43.36
Outstanding at December 31, 2018	9,353	$44.60	5.13	$219,719
Exercisable at December 31, 2018	6,570	$43.89	4.55	$158,995
D.  |  Stock Purchase Plan
In May 2002, the shareholders approved the Company’s 2002 Employee Stock Purchase Plan (the 2002 Plan), which became effective August 1, 2002. The Company’s amended 2002 Plan provides for 12,305 shares of the Company’s common stock to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year. The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of (1) 85% of the fair market value of the Company’s stock on the last trading day in July or (2) 85% of the fair market value of the Company’s stock on the first trading day in August of the preceding year. A total of 11,562 shares have been issued under the 2002 Plan since inception and $18,646 has been withheld from employees at December 31, 2018 in connection with the plan year ending July 31, 2019.

F-14.

E.  |  Director Restricted Stock Plan
On May 7, 2014, the shareholders approved the Company’s 2014 Directors’ Restricted Stock Plan (the 2014 Directors’ Plan), which provides for annual awards of restricted stock to non-employee directors and makes 250 shares of the Company’s common stock available for grant. The plan provides for an annual grant of restricted stock awards with a fair market value equal to $200 to each participant on May 20 of each year. There are 81 shares available for grant under this plan as of December 31, 2018, and no shares can be granted under this plan after June 1, 2019. Each restricted stock award under the 2014 Directors’ Plan vests either at the time of grant or with a vesting schedule, as determined by the Compensation Committee of the Board of Directors. Restricted shares granted in 2016, 2017 and 2018 vested at the time of grant and there were no unvested restricted shares as of December 31, 2018. In 2018, restricted shares totaling 25 were granted with a fair value per share of $72.19. Restricted shares entitle the grantees to all shareholder rights, including cash dividends and transfer rights once vested.

F.  |  Share-Based Compensation Expense
The fair value of each option grant is estimated on the date of grant using the Black-Scholes Model with the following assumptions:

	For the years ended December 31,
	2018	2017	2016
Dividend yield	1.30%	1.50%	1.70%
Volatility – stock option plans	—	—	24 - 25%
Volatility – stock purchase rights plans	22%	14%	20%
Risk-free interest rates	1.30%	1.22%	0.51 - 1.42%
Expected life (years) – stock option plans	—	—	5.5 - 6.5
Expected life (years) – stock purchase rights plans	1	1	1
Weighted average fair value of stock options granted during the period	$—	$—	$9.57
Weighted average fair value of stock purchase rights granted during the period	$17.49	$11.69	$10.99
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
The compensation expense for RSU and PSU is based on the fair market value of the Company’s share of common stock on the date of grant. RSU and PSU awarded in 2018 and 2017 were granted at a weighted-average grant date fair value of $69.58 and $54.11, respectively.
The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was approximately $92 million, $55 million and $29 million, respectively.
As of December 31, 2018, the total unrecognized compensation cost related to stock awards is $56 million and the weighted average period over which that cost is expected to be recognized is 1.6 years.
Shares issued as a result of stock option exercises, restricted stock awards, vested RSU, vested PSU and employee stock plan purchases are issued as new shares outstanding by the Company.

F-15.

NOTE 4.	BASIC AND DILUTED EARNINGS PER SHARE

Diluted earnings attributable to shareholders per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential shares represent outstanding stock options, including purchase options under the Company's employee stock purchase plan and unvested RSU. Basic earnings attributable to shareholders per share is calculated using the weighted average number of common shares outstanding without taking into consideration dilutive potential common shares outstanding.
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders.

	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2018
Basic earnings attributable to shareholders	$618,199	174,133	$3.55
Effect of dilutive potential common shares	—	3,700	—
Diluted earnings attributable to shareholders	$618,199	177,833	$3.48
2017
Basic earnings attributable to shareholders	$489,345	179,247	$2.73
Effect of dilutive potential common shares	—	2,419	—
Diluted earnings attributable to shareholders	$489,345	181,666	$2.69
2016
Basic earnings attributable to shareholders	$430,807	181,282	$2.38
Effect of dilutive potential common shares	—	1,422	—
Diluted earnings attributable to shareholders	$430,807	182,704	$2.36

Substantially all outstanding potential common shares shares in 2018 and 2017 were dilutive. In 2016, 9.2 million of potential common shares were excluded from the computation of diluted earnings per share because the effect would have been antidilutive.

NOTE 5.	INCOME TAXES
On December 22, 2017, the United States enacted the 2017 Tax Act. The 2017 Tax Act, which is also commonly referred to as “U.S. tax reform”, significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate from 35% to 21% starting in 2018 and creates a territorial tax system with a one-time mandatory tax on the undistributed foreign earnings of the Company's non-U.S. subsidiaries. As a result, the Company recorded a net income tax benefit of $13.9 million during the fourth quarter of 2017. This amount, which reduced income tax expense, consisted of three components:
i.$116.2 million of deferred income tax benefit resulting from the remeasurement of net deferred tax liabilities based on the new lower U.S. income tax rate,
ii.$70.2 million provisional estimate of deferred income tax expense for the reversal of net deferred tax asset provided for foreign income tax credits in excess of unremitted foreign earnings (after adjustment of the unremitted foreign earnings liability to reflect the lower U.S. tax rate) to transition to the territorial tax system, and
iii.$32.1 million of current income tax expense relating to the provisional estimate of the one-time mandatory tax (Transition Tax) on undistributed earnings of the Company's non-U.S. subsidiaries.
In addition, as a result of the transition to a territorial tax system in the U.S., the effective tax rate for the year ended December 31, 2017 included a $25.4 million income tax benefit, as foreign tax rates were lower than the 2017 U.S. corporate income tax rate of 35%.
Given the significance of the legislation, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allowed registrants to record provisional amounts of income tax during a one-year “measurement period.” Provisional amounts included any changes as a result of further guidance and interpretations issued in the future and also included any indirect impacts required to be recorded, including for example amounts recorded for state income taxes.

F-16.

December 2018 marked the end of the provisional measurement period for purposes of SAB 118. As such, the Company has completed the analysis based on current legislative updates relating to the 2017 Tax Act, which resulted in an increase of $1 million to the Transition Tax obligation initially recorded in 2017. In 2018 the Company reclassified its provisional liability from a long-term liability to a current obligation, offsetting its prepaid income tax balance, as a result of guidance issued by the IRS. The Company also decreased its provisional foreign tax credits on repatriated earnings initially recorded at December 31, 2017, by $3.6 million during 2018 based on additional guidance and clarifications issued.
The 2017 Tax Act included provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. The Company treats BEAT and GILTI as discrete adjustments to the income tax provision when incurred.
Income tax expense (benefit) includes the following components:

	Federal	State	Foreign	Total
2018
Current	$45,996	13,262	151,312	210,570
Deferred	(9,759)	(2,272)	—	(12,031)
	$36,237	10,990	151,312	198,539
2017
Current	$101,821	20,490	149,596	271,907
Deferred	(42,474)	(1,221)	—	(43,695)
	$59,347	19,269	149,596	228,212
2016
Current	$85,330	16,082	137,076	238,488
Deferred	16,903	(1,068)	—	15,835
	$102,233	15,014	137,076	254,323
Income tax expense differs from amounts computed by applying the United States Federal income tax rate of 21% in 2018 and 35% in 2017 and 2016 when compared to earnings before income taxes as a result of the following:

	2018	2017	2016
Computed “expected” tax expense	$171,849	251,508	240,400
Increase (decrease) in income taxes resulting from:
Effect of foreign taxes	19,008	(25,374)	—
State income taxes, net of Federal income tax benefit	8,682	12,525	9,759
Nondeductible executive compensation	3,126	—	—
Stock compensation expense, net	(3,860)	63	3,629
Enactment of 2017 Tax Act	—	(13,894)	—
Other, net	(266)	3,384	535
	$198,539	228,212	254,323

F-17.

In addition to the lower US federal tax rate that resulted from the 2017 Tax Act, the Company's effective tax rate in 2018 benefited from significant share-based compensation deductions, US Federal tax credits totaling $20.3 million, principally as a result of withholding taxes related to the Company's foreign operations, and US income tax deductions for Foreign-derived intangible income (FDII) of $4.8 million. These amounts were partially offset by the effect of higher foreign tax rates of the Company's international subsidiaries, when compared to the US Federal income tax rate of 21%, as well as certain expenses that are no longer deductible under the 2017 Tax Act, including certain executive compensation in excess of amounts allowed.
The components of earnings before income taxes are as follows:

	2018	2017	2016
United States	$313,178	276,714	243,754
Foreign	505,151	441,881	443,102
	$818,329	718,595	686,856

The tax effects of temporary differences and tax credits that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

Years ended December 31,	2018	2017
Deferred Tax Assets:
Accrued third party obligations, deductible for taxes upon economic performance	$7,726	8,075
Provision for doubtful accounts receivable	1,443	628
Excess of financial statement over tax depreciation	5,134	4,804
Deductible stock compensation expense, net	19,011	17,326
Foreign currency translation adjustments	37,299	24,448
Retained liability for cargo claims	1,025	1,062
Total gross deferred tax assets	71,638	56,343
Deferred Tax Liabilities:
Unremitted foreign earnings, net of related foreign tax credits	31,173	43,136
Total gross deferred tax liabilities	31,173	43,136
Net deferred tax assets	$40,465	13,207
Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of December 31, 2018 and 2017.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2015. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years prior to 2001. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The outcome of a tax audit is always uncertain. Although the Company records estimates for additional tax expense, as well as interest and penalties that could arise from certain tax audits, the final resolution of these audits could differ materially from the estimates recorded by the Company. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the years ended December 31, 2018, 2017 and 2016.

F-18.

NOTE 6.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments, other than cash, consist primarily of cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying value of these financial instruments approximates their fair value. Cash and cash equivalents consist of the following:

	December 31, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents:
Cash and overnight deposits	$427,307	427,307	383,021	383,021
Corporate commercial paper	467,300	467,760	635,345	635,919
Time deposits	29,128	29,128	32,733	32,733
Total cash and cash equivalents	923,735	924,195	1,051,099	1,051,673
The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).

F-19.

NOTE 7.	CREDIT ARRANGEMENTS
Certain of the Company’s foreign subsidiaries maintain bank lines of credit for short-term working capital purposes. A few of these credit lines are supported by standby letters of credit issued by a United States bank, or guarantees issued by the Company to the foreign banks issuing the credit line. At December 31, 2018, the Company was contingently liable for approximately $67,579 under outstanding standby letters of credit and guarantees. At December 31, 2018, the Company was in compliance with all restrictive covenants of these credit lines and the associated credit facilities.
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
A.  |  Leases
The Company occupies office and warehouse facilities under terms of operating leases expiring up to 2032. The Company also has two long-term operating lease arrangements to use land, for which the usage rights were entirely prepaid. Usage rights for those arrangements are recognized in rent expense over the lease terms up to 2057. Total rent expense for all operating leases in 2018, 2017 and 2016 was $89,377, $68,920 and $62,294, respectively.
At December 31, 2018, future minimum annual lease payments under all noncancelable leases are as follows:

2019	$75,227
2020	62,974
2021	47,552
2022	38,352
2023	26,580
Thereafter	67,140
$317,825
B.  |  Unconditional Purchase Obligations
The Company enters into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. Historically, the Company has met these obligations in the normal course of business within one year. Purchase obligations outstanding as of December 31, 2018 totaled $49,912. In the regular course of business, the Company also enters into agreements with service providers to maintain or operate equipment, facilities or software that can be longer than one year. We also regularly have contractual obligations for specific projects related to improvements of our owned or leased facilities and information technology infrastructure.
C.  |  Employee Benefits
The Company has employee savings plans under which the Company provides a discretionary matching contribution. In 2017, the Company increased its 401(k) matching contribution. In 2018, 2017 and 2016, the Company’s contributions under the plans were $19,600, $18,210, and $9,681, respectively.

NOTE 9.	CONTINGENCIES
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of December 31, 2018, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

F-20.

NOTE 10.	BUSINESS SEGMENT INFORMATION
Financial information regarding 2018, 2017 and 2016 operations by the Company’s designated geographic areas is as follows:

	United States	Other North America
2018
Revenues from unaffiliated customers	$2,336,681	340,122
Transfers between geographic areas	143,131	15,680
Total revenues	$2,479,812	355,802
Net revenues[1]	$1,126,888	139,049
Operating income	$310,071	44,099
Identifiable assets at year end	$1,689,950	161,604
Capital expenditures	$21,732	4,259
Depreciation and amortization	$33,511	1,847
Equity	$1,339,673	72,941
2017
Revenues from unaffiliated customers	$1,851,395	256,359
Transfers between geographic areas	111,163	11,827
Total revenues	$1,962,558	268,186
Net revenues[1]	$1,008,841	119,071
Operating income	$277,821	38,131
Identifiable assets at year end	$1,595,140	151,181
Capital expenditures	$28,212	1,563
Depreciation and amortization	$32,017	1,546
Equity	$1,337,568	60,705
2016
Revenues from unaffiliated customers	$1,683,006	226,561
Transfers between geographic areas	106,076	10,778
Total revenues	$1,789,082	237,339
Net revenues[1]	$918,110	119,492
Operating income	$250,715	32,530
Identifiable assets at year end	$1,455,722	104,804
Capital expenditures	$39,531	1,727
Depreciation and amortization	$29,939	1,479
Equity	$1,166,582	46,448

F-21.

	Latin America	North Asia	South Asia	Europe	Middle East, Africa and India	Elimi- nations	Consoli- dated
2018
Revenues from unaffiliated customers	141,196	2,860,876	748,858	1,268,757	441,875	—	8,138,365
Transfers between geographic areas	15,658	25,446	29,005	61,608	22,196	(312,724)	—
Total revenues	156,854	2,886,322	777,863	1,330,365	464,071	(312,724)	8,138,365
Net revenues[1]	62,813	570,496	185,938	403,416	133,862	(2,089)	2,620,373
Operating income	8,843	281,481	60,882	65,446	25,731	10	796,563
Identifiable assets at year end	53,542	533,071	152,646	513,744	206,367	3,635	3,314,559
Capital expenditures	1,042	3,057	2,182	10,815	4,387	—	47,474
Depreciation and amortization	1,508	5,309	2,257	7,727	1,860	—	54,019
Equity	26,007	200,371	100,706	157,003	123,228	(32,209)	1,987,720
2017
Revenues from unaffiliated customers	97,096	2,576,971	661,878	1,072,028	405,221	—	6,920,948
Transfers between geographic areas	14,766	21,405	22,999	43,296	20,848	(246,304)	—
Total revenues	111,862	2,598,376	684,877	1,115,324	426,069	(246,304)	6,920,948
Net revenues[1]	58,199	509,235	163,450	335,702	121,267	3,424	2,319,189
Operating income	9,964	248,422	53,057	48,491	24,365	9	700,260
Identifiable assets at year end	55,431	458,152	137,279	501,711	215,495	2,619	3,117,008
Capital expenditures	4,612	3,756	1,688	53,954	1,231	—	95,016
Depreciation and amortization	1,277	5,326	2,215	5,068	1,861	—	49,310
Equity	26,546	240,721	94,516	142,971	123,600	(32,254)	1,994,373
2016
Revenues from unaffiliated customers	84,665	2,242,670	603,980	918,561	338,594	—	6,098,037
Transfers between geographic areas	15,037	21,212	24,251	41,102	21,876	(240,332)	—
Total revenues	99,702	2,263,882	628,231	959,663	360,470	(240,332)	6,098,037
Net revenues[1]	56,066	471,275	171,033	304,429	123,335	296	2,164,036
Operating income	13,321	230,777	64,967	42,195	35,672	(14)	670,163
Identifiable assets at year end	49,231	511,851	120,300	351,960	190,902	6,101	2,790,871
Capital expenditures	1,038	3,889	3,038	7,554	2,539	—	59,316
Depreciation and amortization	1,187	5,455	2,177	4,576	1,983	—	46,796
Equity	27,164	327,672	91,983	108,430	112,633	(33,699)	1,847,213
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

F-22.

The following table presents the calculation of net revenues:

Years ended December 31,	2018	2017	2016
Revenues:
Total revenues	$8,138,365	6,920,948	6,098,037
Expenses:
Airfreight services	2,410,793	2,126,761	1,752,167
Ocean freight and ocean services	1,664,168	1,543,740	1,378,699
Customs brokerage and other services	1,443,031	931,258	803,135
Net revenues	$2,620,373	2,319,189	2,164,036

Other than the United States, only the People’s Republic of China, including Hong Kong, represented more than 10% of the Company’s total revenue, net revenue, total identifiable assets or equity in any period presented as noted in the table below.

	2018	2017	2016
Total revenues	29%	31%	31%
Net revenues	18%	18%	18%
Identifiable assets at year end	14%	11%	15%
Equity	8%	8%	13%

NOTE 11.	QUARTERLY RESULTS (UNAUDITED)

	1st	2nd	3rd	4th
2018
Revenues	$1,854,262	1,957,559	2,090,947	2,235,597
Net revenues	635,838	642,546	661,314	680,675
Net earnings	136,200	140,946	163,067	179,577
Net earnings attributable to shareholders	135,692	140,605	162,692	179,210
Diluted earnings attributable to shareholders per share	0.76	0.79	0.92	1.02
Basic earnings attributable to shareholders per share	0.77	0.80	0.94	1.04
2017
Revenues	$1,545,132	1,672,279	1,802,166	1,901,371
Net revenues	527,605	563,633	599,142	628,809
Net earnings	93,567	108,755	120,606	167,455
Net earnings attributable to shareholders	93,264	108,851	120,263	166,967
Diluted earnings attributable to shareholders per share	0.51	0.60	0.66	0.92
Basic earnings attributable to shareholders per share	0.52	0.60	0.67	0.94
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

F-23.

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

ANNUAL REPORT
ON
FORM 10-K
FOR FISCAL YEAR ENDED
December 31, 2018

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