Form 10-Q
period 2019-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2019-05-08
CIK 746515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	EXPD	NASDAQ
At May 6, 2019, the number of shares outstanding of the issuer’s common stock was 171,995,902.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2019	December 31, 2018
Current Assets:
Cash and cash equivalents	$1,189,429	$923,735
Accounts receivable, less allowance for doubtful accounts of $12,727 at March 31, 2019 and $15,345 at December 31, 2018	1,353,725	1,581,530
Deferred contract costs	131,535	159,510
Other	54,305	70,041
Total current assets	2,728,994	2,734,816
Property and equipment, less accumulated depreciation and amortization of $457,513 at March 31, 2019 and $446,977 at December 31, 2018	500,853	504,105
Operating lease right-of-use assets	349,140	—
Goodwill	7,927	7,927
Deferred federal and state income taxes, net	37,781	40,465
Other assets, net	18,217	27,246
Total assets	$3,642,912	$3,314,559
Current Liabilities:
Accounts payable	$768,665	$902,259
Accrued expenses, primarily salaries and related costs	220,085	215,813
Contract liabilities	157,040	190,343
Current portion of operating lease liabilities	58,635	—
Federal, state and foreign income taxes	23,502	18,424
Total current liabilities	1,227,927	1,326,839
Noncurrent portion of operating lease liabilities	289,551	—

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding 171,648 shares at March 31, 2019 and 171,582 shares at December 31, 2018	1,716	1,716
Additional paid-in capital	3,978	1,896
Retained earnings	2,222,562	2,088,707
Accumulated other comprehensive loss	(103,986)	(105,481)
Total shareholders’ equity	2,124,270	1,986,838
Noncontrolling interest	1,164	882
Total equity	2,125,434	1,987,720
Total liabilities and equity	$3,642,912	$3,314,559
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2019	2018
Revenues:
Airfreight services	$714,901	$731,227
Ocean freight and ocean services	568,641	520,883
Customs brokerage and other services	736,509	602,152
Total revenues	2,020,051	1,854,262
Operating Expenses:
Airfreight services	509,210	513,504
Ocean freight and ocean services	420,331	379,418
Customs brokerage and other services	436,396	325,502
Salaries and related	356,910	339,895
Rent and occupancy	41,523	36,913
Depreciation and amortization	13,393	13,922
Selling and promotion	11,076	10,965
Other	43,611	41,325
Total operating expenses	1,832,450	1,661,444
Operating income	187,601	192,818
Other Income (Expense):
Interest income	6,106	4,314
Other, net	1,665	624
Other income (expense), net	7,771	4,938
Earnings before income taxes	195,372	197,756
Income tax expense	55,261	61,556
Net earnings	140,111	136,200
Less net earnings attributable to the noncontrolling interest	412	508
Net earnings attributable to shareholders	$139,699	$135,692
Diluted earnings attributable to shareholders per share	$0.80	$0.76
Basic earnings attributable to shareholders per share	$0.81	$0.77
Weighted average diluted shares outstanding	175,388	179,416
Weighted average basic shares outstanding	171,818	175,900
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2019	2018
Net earnings	$140,111	$136,200
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax of $521 and $5,512 for the three months ended March 31, 2019 and 2018	1,365	8,851
Other comprehensive income	1,365	8,851
Comprehensive income	141,476	145,051
Less comprehensive income attributable to the noncontrolling interest	282	387
Comprehensive income attributable to shareholders	$141,194	$144,664
See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2019	2018
Operating Activities:
Net earnings	$140,111	$136,200
Adjustments to reconcile net earnings to net cash from operating activities:
Recoveries on accounts receivable	(1,888)	(265)
Deferred income tax expense	2,108	2,853
Stock compensation expense	13,382	11,267
Depreciation and amortization	13,393	13,922
Other, net	189	48
Changes in operating assets and liabilities:
Decrease in accounts receivable	230,477	100,647
Decrease in accounts payable and accrued expenses	(122,283)	(45,844)
Decrease in deferred contract costs	31,259	3,407
Decrease in contract liabilities	(36,725)	(7,401)
Increase in income taxes payable, net	16,993	19,509
Decrease in other, net	2,467	1,134
Net cash from operating activities	289,483	235,477
Investing Activities:
Purchase of property and equipment	(9,435)	(13,796)
Other, net	255	(431)
Net cash from investing activities	(9,180)	(14,227)
Financing Activities:
Proceeds from issuance of common stock	27,190	26,397
Repurchases of common stock	(44,334)	(172,360)
Net cash from financing activities	(17,144)	(145,963)
Effect of exchange rate changes on cash and cash equivalents	2,535	6,515
Increase in cash and cash equivalents	265,694	81,802
Cash and cash equivalents at beginning of period	923,735	1,051,099
Cash and cash equivalents at end of period	$1,189,429	$1,132,901
Taxes Paid:
Income taxes	$37,253	$38,519
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
The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K as filed with the Securities and Exchange Commission on February 22, 2019.
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
The Company typically satisfies its performance obligations as services are rendered over time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed over the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one to two month-period and contracts with customers have an original expected duration of less than one year. The Company satisfied nearly all performance obligations for the contract liabilities recorded as of December 31, 2018.
C. Leases
Effective January 1, 2019, the Company adopted new lease accounting guidance using a modified retrospective approach and recognizing a right-of-use (ROU) asset and lease liability on the balance sheet. On January 1, 2019, ROU assets and lease liabilities were recorded for all existing leases exceeding one-year terms and were measured at the present value of lease payments over the remaining lease term. The adoption of this accounting standard resulted in recording ROU assets and lease liabilities for operating leases of $343 million and $340 million, respectively, as of January 1, 2019. The adoption of this standard had no impact on retained earnings on the condensed consolidated balance sheet.
In recording the ROU asset and lease liability, the Company elected to apply the following practical expedients:
•Package of practical expedients not to reassess:
◦Whether a contract is or contains a lease,
◦Historical lease classification, and
◦Initial direct costs.
•Use of hindsight when determining the lease term.

Additionally, the Company has elected to apply the short-term lease exemption for leases with a non-cancelable period of twelve months or less and chose not to separate nonlease components from lease components and instead to account for each as a single lease component.
The Company determines if an arrangement is a lease at inception. ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. All ROU assets and lease liabilities are recognized at the commencement date at the present value of lease payments over the lease term. ROU assets are adjusted for lease incentives and initial direct costs. The lease term includes renewal options exercisable at the Company's sole discretion when the Company is reasonably certain to exercise that option. As most of the Company's leases do not have an implicit rate, the Company uses an incremental borrowing rate based on market information available at the commencement date to determine the present value. Certain of our leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. We exclude variable payments from lease ROU assets and lease liabilities, to the extent not considered fixed, and instead expense variable payments as incurred. Lease expense is recognized on a straight-line basis over the lease term and is included in rent and occupancy expenses on the condensed consolidated statement of earnings.
D. Accounts Receivable
The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $12,727 as of March 31, 2019 and $15,345 as of December 31, 2018. Additions and write-offs have not been significant in the periods presented.
E. Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company uses estimates primarily in the following areas: accounts receivable valuation, accrual of costs related to ancillary services the Company provides, accrual of liabilities for the portion of the related exposure that the Company has self-insured, accrual of various tax liabilities including estimates associated with the U.S. enacted Tax Cuts and Jobs Act (the 2017 Tax Act), accrual of loss contingencies, calculation of share-based compensation expense and estimates related to determining the lease term when measuring ROU assets and lease liabilities. Actual results could be materially different from the estimated provisions and accruals recorded.
F. Recent Accounting Pronouncement
In June 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU), which amends existing guidance for the accounting of credit losses on financial instruments. Under the ASU, the Company will record a valuation allowance for credit losses that are expected to be incurred over the financial asset’s contractual term. This standard will be effective for the Company on January 1, 2020 and is not expected to have a material effect on the consolidated financial statements as the new credit loss model will primarily apply to the Company's accounts receivable, which are of short duration and for which the Company has not historically experienced significant credit losses. However, the Company is still evaluating the impact of the new prescribed model compared to its current methodology.

Note 2. Leases
The Company enters into lease agreements primarily for office and warehouse space in all districts where it conducts business. As of March 31, 2019, all of the Company's leases are operating leases.
Lease cost for the quarter ended March 31, 2019 were all recorded under rent and occupancy expenses on the condensed consolidated statement of earnings and comprised of the following:

Operating lease cost	$19,955
Variable lease cost	6,394
Total lease cost	$26,349
Variable lease cost includes shorter-term lease expenses, which are insignificant.
Maturities of lease liabilities as of March 31, 2019 are as follows:

2019	$55,196
2020	67,926
2021	58,219
2022	52,367
2023	43,512
Thereafter	142,322
Total minimum lease payments	419,542
Less imputed interest	71,356
Lease liability	$348,186
At December 31, 2018, the last balance sheet presented before the adoption of the new accounting standard Topic 842 Leases, future minimum annual lease payments under all noncancelable leases were as follows:

2019	$75,227
2020	62,974
2021	47,552
2022	38,352
2023	26,580
Thereafter	67,140
$317,825
Other information related to the Company's operating leases as of and for the period ended March 31, 2019 are as follows:

Right-of-use assets obtained in exchange for new operating lease liabilities	$18,636
Cash paid for amounts included in the measurement of lease liabilities	$19,246
Weighted-average remaining lease term (in years)	7.51
Weighted-average discount rate	4.99%

Note 3. Share-Based Compensation
The Company has historically granted the majority of its share-based awards during the second quarter of each fiscal year. In the three-month periods ended March 31, 2019 and 2018, the Company did not grant any share-based awards.
The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year. No shares were issued in the three-month periods ended March 31, 2019 and 2018.
The Company recognizes stock compensation expense based on the fair value of awards granted to employees and directors under the Company’s omnibus incentive, stock option, director restricted stock and employee stock purchase rights plans. This expense, adjusted for expected forfeitures, is recognized in net earnings on a straight-line basis over the service periods as salaries and related costs. Restricted stock unit awards to certain employees meeting specific retirement eligibility criteria at the time of grant are expensed immediately as there is no substantive service period associated with those awards.

Note 4. Income Taxes
In December 2017, the 2017 Tax Act was enacted in the United States. Beginning January 1, 2018, foreign earnings of the Company's international subsidiaries are generally exempt from U.S. Federal income tax upon repatriation. Notwithstanding these changes, certain non-U.S. withholding taxes and foreign exchange gains and losses will continue to be applicable upon the repatriation of foreign earnings.
During 2018 and 2019, the Internal Revenue Service (IRS) and the U.S. Department of Treasury (Treasury) issued additional guidelines and clarifying regulations related to the implementation of the 2017 Tax Act. The Company expects that additional guidance will continue to be issued in future periods. As this guidance is issued, the Company will continue to evaluate the information to determine whether any additional adjustments to its tax provisions are required.
The 2017 Tax Act included provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. The Company treats BEAT and GILTI as components of current income tax expense. Income tax expense for the three-month periods ended March 31, 2019 and 2018 had no tax expense related to GILTI or BEAT.
In February 2018, the FASB issued amended guidance for reporting comprehensive income to reflect changes resulting from the 2017 Tax Act. The amendment, which had an effective date of January 1, 2019, provided the option to reclassify stranded tax effects resulting from the 2017 Tax Act within accumulated other comprehensive income (AOCI) to retained earnings. The Company elected to not reclassify stranded income tax effects from AOCI to retained earnings, including those related to implementation of the 2017 Tax Act.
The Company's consolidated effective income tax rate was 28.3% for the three-month period ended March 31, 2019, as compared to 31.1% for the comparable period in 2018. The effective tax rate in 2019 benefited from share-based compensation deductions as a result of stock option exercises occurring during the quarter that were partially offset by certain expenses that are no longer deductible under the 2017 Tax Act. The effect of higher average foreign tax rates of the Company's international subsidiaries, when compared to the U.S. federal and state tax rates, were partially offset by available U.S foreign tax credits principally as a result of withholding taxes related to its foreign operations and U.S. income tax deductions for Foreign-derived intangible income (FDII).
As discussed above, some elements of the recorded impacts of the 2017 Tax Act could be impacted by further legislative action as well as additional interpretations and guidance issued by the IRS or Treasury. As a result, the amount of income tax recorded in the future may differ, possibly materially. For further information and discussion of the potential impact of the 2017 Tax Act, refer to Note 5 to the consolidated financial statements in the Company's 2018 Annual Report on Form 10-K.

Note 5. Basic and Diluted Earnings per Share
Diluted earnings attributable to shareholders per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential shares represent outstanding stock options, including purchase options under the Company's employee stock purchase plan, and unvested restricted stock units. Basic earnings attributable to shareholders per share is calculated using the weighted average number of common shares outstanding without taking into consideration dilutive potential common shares outstanding.
The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended
	March 31,
(Amounts in thousands, except per share amounts)	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2019
Basic earnings attributable to shareholders	$139,699	171,818	$0.81
Effect of dilutive potential common shares	—	3,570	—
Diluted earnings attributable to shareholders	$139,699	175,388	$0.80
2018
Basic earnings attributable to shareholders	$135,692	175,900	$0.77
Effect of dilutive potential common shares	—	3,516	—
Diluted earnings attributable to shareholders	$135,692	179,416	$0.76

Note 6. Components of Equity
The components of equity for the three months ended March 31, 2019 and 2018 are as follows:

	Common Stock
	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2018	171,582	$1,716	1,896	2,088,707	(105,481)	1,986,838	882	1,987,720
Exercise of stock options and release of restricted shares	654	6	27,184	—	—	27,190	—	27,190
Shares repurchased under provisions of stock repurchase plans	(588)	(6)	(38,484)	(5,844)	—	(44,334)	—	(44,334)
Stock compensation expense	—	—	13,382	—	—	13,382	—	13,382
Net earnings	—	—	—	139,699	—	139,699	412	140,111
Other comprehensive income (loss)	—	—	—	—	1,495	1,495	(130)	1,365
Balance at March 31, 2019	171,648	$1,716	3,978	2,222,562	(103,986)	2,124,270	1,164	2,125,434

Balance at December 31, 2017	176,374	$1,764	546	2,063,512	(73,964)	1,991,858	2,515	1,994,373
Cumulative effect of accounting change	—	—	—	(22,357)	—	(22,357)	(105)	(22,462)
Exercise of stock options and release of restricted shares	596	6	26,391	—	—	26,397	—	26,397
Shares repurchased under provisions of stock repurchase plans	(2,662)	(27)	(37,006)	(135,327)	—	(172,360)	—	(172,360)
Stock compensation expense	—	—	11,267	—	—	11,267	—	11,267
Net earnings	—	—	—	135,692	—	135,692	508	136,200
Other comprehensive income (loss)	—	—	—	—	8,972	8,972	(121)	8,851
Balance at March 31, 2018	174,308	$1,743	1,198	2,041,520	(64,992)	1,979,469	2,797	1,982,266
The Company has a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises and employee stock purchases. During the three-month periods ended March 31, 2019 and 2018, 88 and 446 shares were repurchased at an average price of $74.03 and $65.68 per share, respectively. As of March 31, 2019, all shares authorized for repurchase under this plan have been repurchased.
The Company also has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding stock down to 160 million shares of common stock. During the three-month period ended March 31, 2019, 500 shares were repurchased at an average price of $75.64 per share, compared to 2,216 shares at an average price of $64.58 per share during the same period in 2018.
Accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments, net of related income tax effects, for all the periods presented.
Subsequent to the end of the first quarter, on May 7, 2019, the Board of Directors declared a semi-annual dividend of $0.50 per share payable on June 17, 2019 to shareholders of record as of June 3, 2019.

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
Cash and cash equivalents consist of the following:

	March 31, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$460,584	$460,584	$427,307	$427,307
Corporate commercial paper	692,669	693,248	467,300	467,760
Time deposits	36,176	36,176	29,128	29,128
Total cash and cash equivalents	$1,189,429	$1,190,008	$923,735	$924,195
The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).
Note 8. Contingencies
The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of March 31, 2019, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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
Financial information regarding the Company’s operations by geographic area is as follows:

(in thousands)	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
Three months ended March 31, 2019:
Revenues from unaffiliated customers	$681,424	85,103	35,949	617,000	171,930	320,049	108,596	—	2,020,051
Transfers between geographic areas [2]	(21,640)	6,307	(1,770)	15,853	5,249	(7,359)	4,079	(719)	—
Total revenues	$659,784	91,410	34,179	632,853	177,179	312,690	112,675	(719)	2,020,051
Net revenues[1]	$292,429	35,169	15,063	134,207	47,369	96,795	33,172	(90)	654,114
Operating income	$74,013	10,960	2,636	65,780	15,907	13,952	4,361	(8)	187,601
Identifiable assets at period end	$1,906,278	175,034	71,168	511,589	174,512	579,924	234,195	(9,788)	3,642,912
Capital expenditures	$6,915	228	93	344	176	982	697	—	9,435
Depreciation and amortization	$8,222	467	432	1,407	536	1,831	498	—	13,393
Equity	$1,401,450	82,170	28,581	238,518	114,290	165,718	126,953	(32,246)	2,125,434
Three months ended March 31, 2018:
Revenues from unaffiliated customers	$534,869	76,525	32,722	630,572	168,600	305,792	105,182	—	1,854,262
Transfers between geographic areas	28,881	3,562	3,387	6,017	6,550	14,188	5,355	(67,940)	—
Total revenues	$563,750	80,087	36,109	636,589	175,150	319,980	110,537	(67,940)	1,854,262
Net revenues[1]	$277,185	30,447	14,745	137,208	44,406	98,635	33,201	11	635,838
Operating income	$69,648	9,018	2,370	69,923	15,132	19,278	7,438	11	192,818
Identifiable assets at period end	$1,558,181	165,368	55,036	542,965	153,411	533,012	208,173	(3,665)	3,212,481
Capital expenditures	$3,171	1,528	505	784	329	7,191	288	—	13,796
Depreciation and amortization	$8,765	398	368	1,376	583	1,976	456	—	13,922
Equity	$1,247,522	68,050	27,226	278,651	105,642	160,038	128,487	(33,350)	1,982,266

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

2During the quarter ended March 31, 2019, the Company revised the process used to record the transfer, between its geographic operating segments, of revenues and the directly related cost of transportation expenses for freight service transactions between Company origin and destination locations. There were no changes for services rendered at the origin, such as pick-up and delivery to port, nor for services rendered at the destination, such as customs clearance and final delivery. The change in process had no impact on reported segment net revenues or operating income nor on reported consolidated revenues or expenses. Prior year segment revenues have not been revised.

The following table presents the calculation of consolidated net revenues:

	Three months ended
	March 31,
	2019	2018
Total revenues	$2,020,051	$1,854,262
Expenses:
Airfreight services	509,210	513,504
Ocean freight and ocean services	420,331	379,418
Customs brokerage and other services	436,396	325,502
Net revenues	$654,114	$635,838

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS
Certain portions of this report on Form 10-Q including the sections entitled "Overview," "Expeditors' Culture and Strategy," "International Trade and Competition," "Seasonality," "Critical Accounting Estimates," "Results of Operations," "Income tax expense," "Currency and Other Risk Factors" and "Liquidity and Capital Resources" contain forward-looking statements. Words such as "will likely result," "expects", "are expected to," "would expect," "would not expect," "will continue," "is anticipated," "estimate," "project," "plan," "believe," "probable," "reasonably possible," "may," "could," "should," "intends," "foreseeable future" and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, and other characterizations of future events or circumstances are forward-looking statements. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. Attention should be given to the factors identified and discussed in the Company's annual report on Form 10-K filed on February 22, 2019.
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
Customs brokerage and other services involve providing services at destination, such as helping customers clear shipments through customs by preparing and filing required documentation, calculating and providing for payment of duties and other taxes on behalf of customers as well as arranging for any required inspections by governmental agencies, and import services such as arranging for delivery. These are complicated functions requiring technical knowledge of customs rules and regulations in the multitude of countries in which we have offices. We also provide other value added services at destination, such as warehousing and distribution, time-definitive transportation services and consulting.
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
Ocean carriers have incurred substantial operating losses in recent years, and many are highly leveraged with debt. These financial challenges have resulted in multiple carrier acquisitions and carrier alliance formations. Additionally, while overall global demand has recently increased, carriers continue to take delivery of new and larger ships, which creates additional capacity. Carriers also face new regulatory requirements that become effective in 2020 requiring reductions in the sulfur in marine fuel, which is expected to increase their operating and capital costs. When the market experiences seasonal peaks or any sort of disruption, the carriers often increase their pricing suddenly. This carrier behavior creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.
Currently, there is uncertainty as to how new regulatory requirements and changes in oil prices will continue to impact future buy rates. Because fuel is an integral part of carriers' costs and impacts both our cargo space buy rates and our sell rates to customers, we would expect our gross revenues and costs to be impacted as carriers adjust rates for the effect of changing fuel prices. To the extent that we are unable to pass through any increases to our customers, this could adversely affect our net revenues.
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
Seasonality
Historically, our operating results have been subject to seasonal demand trends with the first quarter being the weakest and the third and fourth quarters being the strongest; however, there is no assurance this seasonal trend will occur in the future. This pattern has been the result of, or influenced by, numerous factors, including weather patterns, national holidays, consumer demand, new product launches, economic conditions, governmental policies and inter-governmental disputes and a myriad of other similar and subtle forces. In addition, this historical quarterly trend has been influenced by the growth and diversification of our international network and service offerings.

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
Critical Accounting Estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments. We base our estimates on historical experience and on assumptions that we believe are reasonable. Our critical accounting estimates are discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our annual report on Form 10-K for the year ended December 31, 2018, filed on February 22, 2019. There have been no material changes to the critical accounting estimates previously disclosed in that report.
Results of Operations
The following table shows the revenues and directly related expenses for our principal services and total net revenues (a non-GAAP measure calculated as revenues less directly related operating expenses attributable to our principal services) and our expenses for the three-month periods ended March 31, 2019 and 2018, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues when analyzing and discussing management's effectiveness in managing our principal services since total revenues earned by Expeditors as a freight consolidator include the carriers’ charges to us for carrying the shipment, whereas revenues earned by Expeditors in our other capacities include primarily the commissions and fees actually earned by us. Net revenue is one of our primary operational and financial measures and demonstrates our ability to manage sell rates to customers with our ability to concentrate and leverage our purchasing power through effective consolidation of shipments from multiple customers utilizing a variety of transportation carriers and optimal routings. Using net revenue also provides a commonality for comparison among various services.
The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended March 31,
	2019		2018
	Amount	Percent of net revenues	Amount	Percent of net revenues
(in thousands)
Airfreight services:
Revenues	$714,901		$731,227
Expenses	509,210		513,504
Net revenues	205,691	31%	217,723	34%
Ocean freight services and ocean services:
Revenues	568,641		520,883
Expenses	420,331		379,418
Net revenues	148,310	23	141,465	22
Customs brokerage and other services:
Revenues	736,509		602,152
Expenses	436,396		325,502
Net revenues	300,113	46	276,650	44
Total net revenues	654,114	100	635,838	100
Overhead expenses:
Salaries and related costs	356,910	54	339,895	54
Other	109,603	17	103,125	16
Total overhead expenses	466,513	71	443,020	70
Operating income	187,601	29	192,818	30
Other income (expense), net	7,771	1	4,938	1
Earnings before income taxes	195,372	30	197,756	31
Income tax expense	55,261	8	61,556	10
Net earnings	140,111	22	136,200	21
Less net earnings attributable to the noncontrolling interest	412	—	508	—
Net earnings attributable to shareholders	$139,699	22%	$135,692	21%
Airfreight services:
Airfreight services revenues and costs decreased 2% and 1%, respectively, in the first quarter of 2019, as compared with the same period for 2018, primarily due to 4% decline in tonnage.
Airfreight services net revenues decreased 6% in the first quarter of 2019, as compared with the same period for 2018, due to the 4% decline in tonnage and a 1% decrease in net revenue per kilo. North America and North Asia net revenues decreased 10% and 11%, respectively, primarily due to a 3% and 9% reduction in tonnage and higher buy rates not fully offset by higher sell rates.
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
Ocean freight and ocean services:
Ocean freight consolidation, direct ocean forwarding and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues and expenses increased 9% and 11%, respectively, in the first quarter of 2019, as compared with the same period for 2018 primarily from 6% growth in container volume.
Ocean freight and ocean services net revenues increased 5% in the first quarter of 2019, as compared with the same period for 2018. The largest component of our ocean freight net revenue was derived from ocean freight consolidation, which represented 46% of ocean freight net revenue in the first quarter of 2019.
Ocean freight consolidation net revenues increased 6% in the first quarter of 2019, as compared with the same period for 2018, due primarily to higher volumes in most regions and higher net revenue per container in North and South Asia. Direct ocean freight forwarding net revenues increased 7%, primarily due to higher volumes in most regions. Order management net revenues increased 2%.
North America ocean freight and ocean services net revenues increased 6% in the first quarter of 2019, primarily due to higher export volumes and growth in direct ocean freight forwarding. North Asia and South Asia net revenues increased 7% and 18%, respectively, due primarily to higher export volumes, increases in net revenue per container and growth in direct ocean freight forwarding and order management.
We expect that pricing volatility will continue as customers solicit bids, react to governmental trade policies, and carriers adapt to changes in capacity and market demand, merge or create alliances with other carriers. Carriers also face new regulatory requirements that become effective in 2020 to reduce the use of sulfur in marine fuel, which is expected to increase their operating and capital costs. These conditions could result in lower margins.
Customs brokerage and other services:
Customs brokerage and other services revenues and expenses increased 22% and 34%, respectively, in the first quarter of 2019, as compared with the same period for 2018, primarily as a result of higher volumes in customs brokerage and road freight and increased costs in import services.
Customs brokerage and other services net revenues increased 8% in the first quarter of 2019, as compared with the same period for 2018, primarily as a result of an increase in customs brokerage, road freight and distribution volumes. Customers continue to seek out customs brokers, such as Expeditors, with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.
North America net revenues increased 14% in the first quarter of 2019, as compared with the same period for 2018, primarily as a result of higher volumes in customs brokerage, road freight and distribution services.
Overhead expenses:
Salaries and related costs increased 5% in the first quarter of 2019, as compared with the same period in 2018, due principally to an increase in the number of employees, primarily in North America, Europe and Asia and higher commissions. The number of employees increased primarily to support increased activity in our business operations.
Historically, the relatively consistent relationship between salaries and net revenues has been the result of a compensation philosophy that has been maintained since the inception of our company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation occur in proportion to changes in our operating income, creating an alignment between branch and corporate performance and shareholder interests. Bonuses to field management in the first quarter of 2019 were up 3%, consistent with branch operating income. Bonuses to executive management are down 7%, as a result of a 3% reduction in consolidated operating income and reductions made to senior executive management bonus pool allocations in order to fund future investments in key personnel. Our management compensation programs have always been incentive-based and performance driven. Salaries and related costs as a percentage of net revenues in the first quarter of 2019 remains unchanged at 54%, as compared to the same period in 2018.
Because our management incentive compensation programs are also cumulative, generally no management bonuses can be paid unless the relevant business unit is, from inception, cumulatively profitable. Any operating losses must be offset in their entirety by operating profits before management is eligible for a bonus. Executive management, in limited circumstances, makes exceptions at the branch operating unit level. Since the most significant portion of management compensation comes from the incentive bonus programs, we believe that this cumulative feature is a disincentive to excessive risk taking by our managers. The outcome of any higher risk transactions, such as overriding established credit limits, would be known in a relatively short time frame. Management believes that when the potential and certain impact on the bonus is fully considered in light of the short operating cycle of our services, the potential for short-term gains that could be generated by engaging in risky business practices is sufficiently mitigated to discourage excessive and inappropriate risk taking. Management believes that both the stability and the long-term growth in revenues, net revenues and net earnings are a result of the incentives inherent in our compensation programs.
Other overhead expenses increased 6% in the first quarter of 2019, as compared with the same period in 2018. The increase in expenses was due to renting additional space, technology-related fees, claims and consulting expenses, partially offset by bad debt recoveries. Other overhead expenses as a percentage of net revenues in the first quarter of 2019 increased by 1% to 17% compared to the same period in 2018. We will continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to explore new areas for profitable growth.
Income tax expense:
Our consolidated effective income tax rate was 28.3% for the three-month period ended March 31, 2019, as compared to 31.1% for the comparable period in 2018. The effective tax rate in 2019 benefited from share-based compensation deductions as a result of stock option exercises occurring during the quarter that were partially offset by certain expenses that are no longer deductible under the 2017 Tax Act. The effect of higher average foreign tax rates of our international subsidiaries, when compared to the U.S. federal and state tax rates, were partially offset by available U.S foreign tax credits principally as a result of withholding taxes related to our foreign operations and U.S. income tax deductions for Foreign-derived intangible income (FDII). Some elements of the recorded impacts of the 2017 Tax Act could be impacted by further legislative action as well as additional interpretations and guidance issued by the IRS or Treasury. As a result, the amount of income tax recorded in the future may differ, possibly materially. See Note 4 to the condensed consolidated financial statements for additional information.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates dealing with a multitude of currencies other than the U.S. dollar. This results in our being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or agency relationships have strict currency control regulations, which influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three months ended March 31, 2019 and 2018 was insignificant. We had no foreign currency derivatives outstanding at March 31, 2019 and December 31, 2018. During the three-month periods ended March 31, 2019 and 2018, net foreign currency losses were approximately $3 million and $4 million, respectively.
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

Liquidity and Capital Resources
Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three months ended March 31, 2019 was $289 million as compared with $235 million for the same period in 2018. The increase of $54 million in the first quarter of 2019 is primarily due to changes in working capital, principally as a result of the excess of customer collections over customer billings during the period. At March 31, 2019, working capital was $1,501 million, including cash and cash equivalents of $1,189 million. Other than our recorded lease liabilities, we had no long-term obligations or debt at March 31, 2019. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
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

Cash used in investing activities for the three months ended March 31, 2019 was $9 million as compared with $14 million in the same period of 2018, primarily for capital expenditures. Capital expenditures in the three months ended March 31, 2019 related primarily to continuing investments in technology, building construction, building and leasehold improvements. Occasionally, we elect to purchase buildings to house staff and to facilitate the staging of customers’ freight. Total anticipated capital expenditures in 2019 are currently estimated to be $50 million. This includes routine capital expenditures and investments in technology.
Cash used in financing activities during the three months ended March 31, 2019 was $17 million as compared with $146 million for the same period in 2018. We use the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to limit the growth in issued and outstanding shares. During the three months ended March 31, 2019, we used cash to repurchase 0.6 million shares to reduce the number of total outstanding shares, compared to 2.7 million shares in the same period in 2018.
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
We maintain international unsecured bank lines of credit. At March 31, 2019, we were contingently liable for $70 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.
We typically enter into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. We only enter into agreements that management believes we can fulfill.
Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At March 31, 2019, cash and cash equivalent balances of $496 million were held by our non-United States subsidiaries, of which $7 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.
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
Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the three months ended March 31, 2019, would have had the effect of raising operating income approximately $13 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $11 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.
We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the three months ended March 31, 2019 and 2018 was insignificant. During the three-month periods ended March 31, 2019 and 2018, foreign currency losses were approximately $3 million and $4 million, respectively. We had no foreign currency derivatives outstanding at March 31, 2019 and December 31, 2018. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of March 31, 2019, we had approximately $51 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.
Interest Rate Risk
At March 31, 2019, we had cash and cash equivalents of $1,189 million, of which $729 million was invested at various short-term market interest rates. Other than our recorded lease liabilities, we had no long-term obligations or debt at March 31, 2019. A hypothetical change in the interest rate of 10 basis points at March 31, 2019 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the first quarter of 2019.
Item 4. Controls and Procedures
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
In 2018, we adopted new accounting standard Topic 606 Revenue from Contracts with Customers. The adoption of this standard resulted in changes to existing processes and systems. In particular, to capture information to measure the progress of completion of performance obligations under contracts with customers on an on-going basis and these changes are continuing in 2019 as further enhancements to our accounting information systems are introduced. In 2019, we adopted the new accounting standard Topic 842 Leases. The adoption of this accounting standard resulted in changes to existing processes and systems, including the implementation of a new leasing tracking and accounting system, processes and procedures associated with properly identifying and classifying leases, and the calculation and recording of leasehold right-of-use assets and lease liabilities.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Expeditors is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on our operations, cash flows or financial position. As of March 31, 2019, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.
Item 1A. Risk Factors
In addition to the other information set forth in this report, careful consideration should be given to the risk factors under Item 1A Risk Factors in our Annual Report on Form 10-K filed on February 22, 2019. There have been no material changes in Expeditors' risk factors from those disclosed under Item 1A Risk Factors in our annual report on Form 10-K filed on February 22, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Jan 1-31, 2019	—	$—	—	11,705,484
Feb 1-28, 2019	—	—	—	12,044,536
March 1-31, 2019	587,988	75.40	587,988	11,647,916
Total	587,988	$75.40	587,988	11,647,916
In November 1993, Expeditors' Board of Directors authorized a Non-Discretionary Stock Repurchase Plan for the purpose of repurchasing our common stock in the open market with the proceeds received from the exercise of stock options. On February 9, 2009, the Plan was amended to increase the authorization to repurchase up to 40 million shares of our common stock. In the first quarter of 2019, 87,988 shares of common stock were repurchased under the Non-Discretionary Stock Repurchase Plan and no further shares are available for future repurchases under this plan as of March 31, 2019.
In November 2001, under a Discretionary Stock Repurchase Plan, Expeditors' Board of Directors authorized the repurchase of our common stock in the open market to reduce the issued and outstanding stock down to 200 million shares. In February 2014, the Board of Directors authorized repurchases down to 190 million shares of common stock. In February and August 2015, May 2016 and November 2018, the Board of Directors further authorized repurchases down to 188 million, 180 million, 170 million and 160 million, respectively. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. In the first quarter of 2019, 500,000 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan.
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

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

May 8, 2019	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

May 8, 2019	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer