Form 10-Q
period 2019-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2019-08-07
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(Registrant’s telephone number, including area code): (206) 674-3400

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

At August 5, 2019, the number of shares outstanding of the issuer’s common stock was 170,720,139.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30, 2019	December 31, 2018
Assets:
Current Assets:
Cash and cash equivalents	$1,082,650	$923,735
Accounts receivable, less allowance for doubtful accounts of $13,391 at June 30, 2019 and $15,345 at December 31, 2018	1,382,070	1,581,530
Deferred contract costs	143,651	159,510
Other	103,089	70,041
Total current assets	2,711,460	2,734,816
Property and equipment, less accumulated depreciation and amortization of $465,983 at June 30, 2019 and $446,977 at December 31, 2018	499,233	504,105
Operating lease right-of-use assets	377,423	—
Goodwill	7,927	7,927
Deferred federal and state income taxes, net	33,617	40,465
Other assets, net	17,330	27,246
Total assets	$3,646,990	$3,314,559
Liabilities:
Current Liabilities:
Accounts payable	$811,144	$902,259
Accrued expenses, primarily salaries and related costs	217,463	215,813
Contract liabilities	169,055	190,343
Current portion of operating lease liabilities	61,267	—
Federal, state and foreign income taxes	19,891	18,424
Total current liabilities	1,278,820	1,326,839
Noncurrent portion of operating lease liabilities	315,776	—
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding: 170,040 shares at June 30, 2019 and 171,582 shares at December 31, 2018	1,701	1,716
Additional paid-in capital	12,433	1,896
Retained earnings	2,140,935	2,088,707
Accumulated other comprehensive loss	(104,096)	(105,481)
Total shareholders’ equity	2,050,973	1,986,838
Noncontrolling interest	1,421	882
Total equity	2,052,394	1,987,720
Total liabilities and equity	$3,646,990	$3,314,559

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
Airfreight services	$741,577	$801,761	$1,456,478	$1,532,988
Ocean freight and ocean services	543,809	530,008	1,112,450	1,050,891
Customs brokerage and other services	750,193	625,790	1,486,702	1,227,942
Total revenues	2,035,579	1,957,559	4,055,630	3,811,821
Operating Expenses:
Airfreight services	542,639	593,325	1,051,849	1,106,829
Ocean freight and ocean services	390,299	385,156	810,630	764,574
Customs brokerage and other services	440,946	336,532	877,342	662,034
Salaries and related	356,351	350,948	713,261	690,843
Rent and occupancy	40,897	38,071	82,420	74,984
Depreciation and amortization	12,677	13,576	26,070	27,498
Selling and promotion	11,643	10,788	22,719	21,753
Other	47,926	45,579	91,537	86,904
Total operating expenses	1,843,378	1,773,975	3,675,828	3,435,419
Operating income	192,201	183,584	379,802	376,402
Other Income (Expense):
Interest income	6,516	5,153	12,622	9,467
Other, net	2,262	1,167	3,927	1,791
Other income (expense), net	8,778	6,320	16,549	11,258
Earnings before income taxes	200,979	189,904	396,351	387,660
Income tax expense	47,449	48,958	102,710	110,514
Net earnings	153,530	140,946	293,641	277,146
Less net earnings attributable to the noncontrolling interest	381	341	793	849
Net earnings attributable to shareholders	$153,149	$140,605	$292,848	$276,297
Diluted earnings attributable to shareholders per share	$0.88	$0.79	$1.67	$1.54
Basic earnings attributable to shareholders per share	$0.90	$0.80	$1.71	$1.58
Weighted average diluted shares outstanding	174,466	178,603	174,953	179,120
Weighted average basic shares outstanding	171,003	174,754	171,425	175,324

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net earnings	$153,530	$140,946	$293,641	$277,146
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $82 and $15,171 for the three months ended June 30, 2019 and 2018 and $439 and $9,660 for the six months ended June 30, 2019 and 2018	(769)	(26,051)	596	(17,200)
Reclassification adjustments for foreign currency realized losses, net of tax of $145 for the three and six months ended June 30, 2019	535	—	535	—
Other comprehensive income (loss)	(234)	(26,051)	1,131	(17,200)
Comprehensive income	153,296	114,895	294,772	259,946
Less comprehensive income attributable to the noncontrolling interest	257	10	539	397
Comprehensive income attributable to shareholders	$153,039	$114,885	$294,233	$259,549

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Operating Activities:
Net earnings	$153,530	$140,946	$293,641	$277,146
Adjustments to reconcile net earnings to net cash from operating activities:
Provisions for losses (recoveries) on accounts receivable	1,584	528	(304)	263
Deferred income tax expense	3,697	3,235	5,805	6,088
Stock compensation expense	23,824	18,002	37,206	29,269
Depreciation and amortization	12,677	13,576	26,070	27,498
Other, net	(29)	56	160	104
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(28,187)	(46,876)	202,290	53,771
Increase (decrease) in accounts payable and accrued expenses	39,900	58,075	(82,383)	12,231
(Increase) decrease in deferred contract costs	(13,010)	(20,019)	18,249	(16,612)
Increase (decrease) in contract liabilities	13,003	20,294	(23,722)	12,893
(Decrease) increase in income taxes payable, net	(49,606)	(38,059)	(32,613)	(18,550)
(Decrease) increase in other, net	(1,676)	(1,202)	791	(68)
Net cash from operating activities	155,707	148,556	445,190	384,033
Investing Activities:
Purchase of property and equipment	(12,987)	(12,113)	(22,422)	(25,909)
Other, net	1,038	(1,564)	1,293	(1,995)
Net cash from investing activities	(11,949)	(13,677)	(21,129)	(27,904)
Financing Activities:
Proceeds from issuance of common stock	32,287	95,363	59,477	121,760
Repurchases of common stock	(190,589)	(235,572)	(234,923)	(407,932)
Dividends Paid	(85,184)	(79,180)	(85,184)	(79,180)
Payments for taxes related to net share settlement of equity awards	(6,674)	(3,215)	(6,674)	(3,215)
Net cash from financing activities	(250,160)	(222,604)	(267,304)	(368,567)
Effect of exchange rate changes on cash and cash equivalents	(377)	(24,322)	2,158	(17,807)
Change in cash and cash equivalents	(106,779)	(112,047)	158,915	(30,245)
Cash and cash equivalents at beginning of period	1,189,429	1,132,901	923,735	1,051,099
Cash and cash equivalents at end of period	$1,082,650	$1,020,854	$1,082,650	$1,020,854
Taxes Paid:
Income taxes	$97,715	$85,612	$134,968	$124,131

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Common Stock
For the three months ended June 30, 2019 and 2018	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at March 31, 2019	171,648	$1,716	$3,978	$2,222,562	$(103,986)	$2,124,270	$1,164	$2,125,434
Exercise of stock options and release of restricted shares	1,002	11	25,602	—	—	25,613	—	25,613
Shares repurchased under provisions of stock repurchase plans	(2,610)	(26)	(41,374)	(149,189)	—	(190,589)	—	(190,589)
Stock compensation expense	—	—	23,824	—	—	23,824	—	23,824
Net earnings	—	—	—	153,149	—	153,149	381	153,530
Other comprehensive income (loss)	—	—	—	—	(110)	(110)	(124)	(234)
Dividends paid ($0.50)	—	—	403	(85,587)	—	(85,184)	—	(85,184)
Balance at June 30, 2019	170,040	$1,701	$12,433	$2,140,935	$(104,096)	$2,050,973	$1,421	$2,052,394

Balance at March 31, 2018	174,308	$1,743	$1,198	$2,041,520	$(64,992)	$1,979,469	$2,797	$1,982,266
Exercise of stock options and release of restricted shares	2,360	24	92,124	—	—	92,148	—	92,148
Shares repurchased under provisions of stock repurchase plans	(3,091)	(31)	(109,876)	(125,665)	—	(235,572)	—	(235,572)
Stock compensation expense	—	—	18,002	—	—	18,002	—	18,002
Net earnings	—	—	—	140,605	—	140,605	341	140,946
Other comprehensive income (loss)	—	—	—	—	(25,720)	(25,720)	(331)	(26,051)
Dividends paid ($0.45)	—	—	159	(79,339)	—	(79,180)	—	(79,180)
Balance at June 30, 2018	173,577	$1,736	$1,607	$1,977,121	$(90,712)	$1,889,752	$2,807	$1,892,559

	Common Stock
For the six months ended June 30, 2019 and 2018	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2018	171,582	$1,716	$1,896	$2,088,707	$(105,481)	$1,986,838	$882	$1,987,720
Exercise of stock options and release of restricted shares	1,656	17	52,786	—	—	52,803	—	52,803
Shares repurchased under provisions of stock repurchase plans	(3,198)	(32)	(79,858)	(155,033)	—	(234,923)	—	(234,923)
Stock compensation expense	—	—	37,206	—	—	37,206	—	37,206
Net earnings	—	—	—	292,848	—	292,848	793	293,641
Other comprehensive income (loss)	—	—	—	—	1,385	1,385	(254)	1,131
Dividends paid ($0.50)	—	—	403	(85,587)	—	(85,184)	—	(85,184)
Balance at June 30, 2019	170,040	$1,701	$12,433	$2,140,935	$(104,096)	$2,050,973	$1,421	$2,052,394

Balance at December 31, 2017	176,374	$1,764	$546	$2,063,512	$(73,964)	$1,991,858	$2,515	$1,994,373
Cumulative effect of accounting change	—	—	—	(22,357)	—	(22,357)	(105)	(22,462)
Exercise of stock options and release of restricted shares	2,956	30	118,515	—	—	118,545	—	118,545
Shares repurchased under provisions of stock repurchase plans	(5,753)	(58)	(146,882)	(260,992)	—	(407,932)	—	(407,932)
Stock compensation expense	—	—	29,269	—	—	29,269	—	29,269
Net earnings	—	—	—	276,297	—	276,297	849	277,146
Other comprehensive income (loss)	—	—	—	—	(16,748)	(16,748)	(452)	(17,200)
Dividends paid ($0.45)	—	—	159	(79,339)	—	(79,180)	—	(79,180)
Balance at June 30, 2018	173,577	$1,736	$1,607	$1,977,121	$(90,712)	$1,889,752	$2,807	$1,892,559

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

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K as filed with the Securities and Exchange Commission on February 22, 2019.

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

The Company typically satisfies its performance obligations as services are rendered over time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed over the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one to two month-period and contracts with customers have an original expected duration of less than one year. The Company satisfied nearly all performance obligations for the contract liabilities recorded as of March 31, 2019 and December 31, 2018.

In 2019, the Company revised its presentation for revenue transfers between its geographic operating segments and services rendered at the destination, which moved certain revenues and directly related operating expenses for air and ocean transactions to destination services within customs brokerage and other services. These changes better align revenue reporting with the location where the services are performed, as well as the transactional reporting being developed as part of the Company’s new accounting systems and processes. The change in presentation had no impact on consolidated or segment net revenues or operating income. The 2019 results also include the effect of changing the presentation of certain import services from a net to a gross basis, which increased revenues and directly related operating expenses in customs brokerage and other services but did not change net revenues. The impact on reported consolidated and segment total revenues and expenses for these changes was immaterial and the prior year presentation has not been revised.

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

January 1, 2019. The adoption of this standard had no impact on retained earnings on the condensed consolidated balance sheet.

In recording the ROU asset and lease liability, the Company elected to apply the following practical expedients:

•	Package of practical expedients not to reassess:
◦	Whether a contract is or contains a lease,
◦	Historical lease classification, and
◦	Initial direct costs.
•	Use of hindsight when determining the lease term.

Additionally, the Company has elected to apply the short-term lease exemption for leases with a non-cancelable period of twelve months or less and has chosen not to separate nonlease components from lease components and instead to account for each as a single lease component.

The Company determines if an arrangement is a lease at inception. ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. All ROU assets and lease liabilities are recognized at the commencement date at the present value of lease payments over the lease term. ROU assets are adjusted for lease incentives and initial direct costs. The lease term includes renewal options exercisable at the Company's sole discretion when the Company is reasonably certain to exercise that option. As most of the Company's leases do not have an implicit rate, the Company uses an estimated incremental borrowing rate based on market information available at the commencement date to determine the present value. Certain of our leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. The Company excludes variable payments from lease ROU assets and lease liabilities, to the extent not considered fixed, and instead expense variable payments as incurred. Lease expense is recognized on a straight-line basis over the lease term and is included in rent and occupancy expenses on the condensed consolidated statement of earnings.
D.	Accounts Receivable

The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $13,391 as of June 30, 2019 and $15,345 as of December 31, 2018. Additions and write-offs have not been significant in the periods presented.
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

Note 2. Leases

The Company enters into lease agreements primarily for office and warehouse space in all districts where it conducts business. As of June 30, 2019, all of the Company's leases are operating leases.

Lease cost for the three and six months ended June 30, 2019 were all recorded under rent and occupancy expenses on the condensed consolidated statement of earnings and were comprised of the following:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$20,093	$40,048
Variable lease cost	6,483	12,877
Total lease cost	$26,576	$52,925

Variable lease cost includes short-term lease expenses, which are insignificant.

Maturities of lease liabilities as of June 30, 2019 are as follows:

2019	$38,857
2020	74,341
2021	64,607
2022	58,276
2023	49,930
Thereafter	169,715
Total minimum lease payments	455,726
Less imputed interest	78,683
Lease liability	$377,043

At December 31, 2018, the last balance sheet presented before the adoption of the new accounting standard Topic 842 Leases, future minimum annual lease payments under all noncancelable leases were as follows:

2019	$75,227
2020	62,974
2021	47,552
2022	38,352
2023	26,580
Thereafter	67,140
$317,825

The weighted-average remaining lease term and weighted-average discount rate as of June 30, 2019 are as follows:

Weighted-average remaining lease term (in years)	7.63
Weighted-average discount rate	4.96%

Other information related to the Company's operating leases are as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Right-of-use assets obtained in exchange for new operating lease liabilities	$43,398	$62,034
Cash paid for amounts included in the measurement of lease liabilities	$20,046	$39,292

Note 3.	Share-Based Compensation

The Company has historically granted the majority of its share-based awards during the second quarter of each fiscal year. In the second quarter of 2019 and 2018, the Company awarded 462 and 461 restricted stock units (RSUs), respectively, under the Omnibus Incentive Plan (2017 Plan), which was approved by shareholders in 2017. The RSUs were granted at a weighted-average fair value of $75.73 in 2019 and $69.58 in 2018. The RSUs vest annually over 3 years based on continued employment and are settled upon vesting in shares of the Company's common stock on a one-for-one basis. The value of an RSU award is based on the Company's stock price on the date of grant. Additionally, in the second quarter of 2019 and 2018, 24 and 25 fully vested shares were granted to non-employee directors, respectfully.

The Company also awarded 96 and 18 performance stock units (PSUs) in the second quarter of 2019 and 2018, respectively, under the 2017 Plan. Outstanding PSUs include performance conditions to be finally measured in 2019, 2020 and 2021, respectively. The final number of PSUs will be determined using an adjustment factor of up to 2 times or down to 0.5 of the targeted PSU grant. If the minimum performance thresholds are not achieved, no shares will be issued. Each PSU will convert to one share of the Company's common stock upon vesting.

RSUs and PSUs granted under the 2017 Plan have dividend equivalent rights, which entitle holders of the awards to the same dividend value per share as holders of common stock. Dividend equivalent rights are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs and are accumulated and paid in shares when the underlying awards vest.

The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year. None were issued during the three and six months ended June 30, 2019 and 2018.

The Company recognizes stock compensation expense based on the fair value of awards granted to employees and directors under the Company’s omnibus incentive, stock option, director restricted stock and employee stock purchase rights plans. This expense, adjusted for expected forfeitures, is recognized in net earnings on a straight-line basis over the service periods as salaries and related costs on the condensed consolidated statements of earnings. RSUs and PSUs awarded to certain employees meeting specific retirement eligibility criteria at the time of grant are expensed immediately as there is no substantive service period associated with those awards. For RSU awards meeting retirement eligibility criteria, approximately $5,000 of stock compensation expense was recognized for the three and six months ended June 30, 2019, and approximately $4,000 of stock compensation expense was recognized for three and six months ended June 30, 2018. For PSU awards meeting retirement eligibility criteria, approximately $5,000 of stock compensation expense was recognized during the three and six months ended June 30, 2019. There were no PSU awards granted meeting retirement eligibility criteria during 2018.
Note 4.	Income Taxes

In December 2017, the 2017 Tax Act was enacted in the United States. Beginning January 1, 2018, foreign earnings of the Company's international subsidiaries are generally exempt from U.S. Federal income tax upon repatriation. Notwithstanding these changes, certain withholding taxes and foreign exchange gains and losses will continue to be applicable upon the repatriation of foreign earnings.

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

The 2017 Tax Act included provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. The Company treats BEAT and GILTI as components of current income tax expense. Income tax expense for the three and six months ended June 30, 2019 and 2018 had no tax expense related to GILTI.

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

Our consolidated effective income tax rate was 23.6% and 25.9% for the three and six months ended June 30, 2019, as compared to 25.8% and 28.5% for the comparable periods in 2018. The effect of higher average foreign tax rates of our international subsidiaries, when compared to U.S. federal and state tax rates, were impacted by the following items. The effective tax rate in 2019 benefited from available U.S foreign tax credits associated with withholding taxes of our foreign operations, U.S. income tax deductions for Foreign-derived intangible income (FDII), and a state income tax refund. These benefits were partially offset by lower share-based compensation deductions in 2019 from stock option exercises when compared to the same periods in 2018 and higher state income tax expense when excluding the state income tax refund recorded during the second quarter of 2019. In addition, 2018 included higher income tax expense related to an estimated BEAT tax liability and an adjustment made to the provisional Transition Tax liability associated with enactment of the 2017 Tax Act.

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

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended June 30,
	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2019
Basic earnings attributable to shareholders	$153,149	171,003	$0.90
Effect of dilutive potential common shares	—	3,463	—
Diluted earnings attributable to shareholders	$153,149	174,466	$0.88
2018
Basic earnings attributable to shareholders	$140,605	174,754	$0.80
Effect of dilutive potential common shares	—	3,849	—
Diluted earnings attributable to shareholders	$140,605	178,603	$0.79

	Six months ended June 30,
	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2019
Basic earnings attributable to shareholders	$292,848	171,425	$1.71
Effect of dilutive potential common shares	—	3,528	—
Diluted earnings attributable to shareholders	$292,848	174,953	$1.67
2018
Basic earnings attributable to shareholders	$276,297	175,324	$1.58
Effect of dilutive potential common shares	—	3,796	—
Diluted earnings attributable to shareholders	$276,297	179,120	$1.54

Note 6. Shareholders' Equity

The Company has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding common stock down to 160,000 shares. During the six months ended June 30, 2019, 3,110 shares were repurchased at an average price of $73.45 per share, compared to 4,311 shares at an average price of $70.49 per share during the same period in 2018.

The Company also had a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises and employee stock purchases. As of March 31, 2019, all shares authorized under this plan have been repurchased. During the six months ended June 30, 2019, 88 shares were repurchased at an average price of $74.03, compared to 1,411 at an average price of $72.21 per share during the same period in 2018.

Accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments, net of related income tax effects, for all the periods presented.

On May 7, 2019, the Board of Directors declared a semi-annual dividend of $0.50 per share payable on June 17, 2019 to shareholders of record as of June 3, 2019. On May 8, 2018, the Board of Directors declared a semi-annual dividend of $0.45 per share paid on June 15, 2018 to shareholders of record as of June 1, 2018.

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

Cash and cash equivalents consist of the following:

	June 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$513,328	$513,328	$427,307	$427,307
Corporate commercial paper	530,565	530,991	467,300	467,760
Time deposits	38,757	38,757	29,128	29,128
Total cash and cash equivalents	$1,082,650	$1,083,076	$923,735	$924,195

The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).

Note 8. Contingencies

The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of June 30, 2019, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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

Financial information regarding the Company’s operations by geographic area is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the three months ended June 30, 2019:
Revenues[2]	$681,076	85,537	38,757	621,951	181,380	319,331	108,311	(764)	2,035,579
Net revenues[1]	$294,983	35,201	16,714	134,397	48,893	98,655	33,222	(370)	661,695
Operating income	$87,923	8,858	2,346	64,453	15,513	9,315	3,799	(6)	192,201
Identifiable assets at period end	$1,819,718	176,151	73,197	580,311	193,771	581,518	229,692	(7,368)	3,646,990
Capital expenditures	$8,985	768	145	300	428	1,914	447	—	12,987
Depreciation and amortization	$7,687	459	380	1,384	496	1,775	496	—	12,677
Equity	$1,303,381	83,417	31,014	282,192	107,229	168,570	109,790	(33,199)	2,052,394
For the three months ended June 30, 2018:
Revenues[2]	$598,076	84,244	42,618	680,227	179,528	330,775	114,005	(71,914)	1,957,559
Net revenues[1]	$271,880	34,749	15,923	140,583	44,886	102,371	33,125	(971)	642,546
Operating income	$63,628	10,077	2,701	70,359	13,374	16,958	6,490	(3)	183,584
Identifiable assets at period end	$1,488,060	153,827	54,186	540,954	157,479	526,607	217,716	(5,997)	3,132,832
Capital expenditures	$6,032	2,191	167	559	695	1,225	1,244	—	12,113
Depreciation and amortization	$8,447	473	395	1,303	542	1,955	461	—	13,576
Equity	$1,196,226	56,702	26,625	250,513	112,259	157,493	127,032	(34,291)	1,892,559

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the six months ended June 30, 2019:
Revenues[2]	$1,340,859	176,947	72,936	1,254,804	358,559	632,021	220,986	(1,482)	4,055,630
Net revenues[1]	$587,412	70,370	31,777	268,604	96,262	195,450	66,394	(460)	1,315,809
Operating income	$161,936	19,818	4,982	130,233	31,420	23,267	8,160	(14)	379,802
Identifiable assets at period end	$1,819,718	176,151	73,197	580,311	193,771	581,518	229,692	(7,368)	3,646,990
Capital expenditures	$15,900	996	238	644	604	2,896	1,144	—	22,422
Depreciation and amortization	$15,909	926	812	2,791	1,032	3,606	994	—	26,070
Equity	$1,303,381	83,417	31,014	282,192	107,229	168,570	109,790	(33,199)	2,052,394
For the six months ended June 30, 2018:
Revenues[2]	$1,161,826	164,331	78,727	1,316,816	354,678	650,755	224,542	(139,854)	3,811,821
Net revenues[1]	$549,065	65,196	30,668	277,791	89,292	201,006	66,326	(960)	1,278,384
Operating income	$133,276	19,095	5,071	140,282	28,506	36,236	13,928	8	376,402
Identifiable assets at period end	$1,488,060	153,827	54,186	540,954	157,479	526,607	217,716	(5,997)	3,132,832
Capital expenditures	$9,203	3,719	672	1,343	1,024	8,416	1,532	—	25,909
Depreciation and amortization	$17,212	871	763	2,679	1,125	3,931	917	—	27,498
Equity	$1,196,226	56,702	26,625	250,513	112,259	157,493	127,032	(34,291)	1,892,559

[1]

Net revenues are a non-GAAP measure calculated as revenues less directly related operating expenses attributable to the Company's principal services. The Company's management believes that net revenues are a better measure than total revenues when evaluating the Company's operating segment performance since total revenues earned as a freight consolidator include the carriers' charges for carrying the shipment, whereas revenues earned in other capacities include primarily the commissions and fees earned by the Company. Net revenue is one of the Company's primary operational and financial measures and demonstrates the Company's ability to concentrate and leverage purchasing power through effective consolidation of shipments from customers utilizing a variety of transportation carriers and optimal routings.

[2]

In 2019, the Company revised its process to record the transfer, between its geographic operating segments, of revenues and the directly related cost of transportation expenses for freight service transactions between Company origin and destination locations. This change better aligns revenue reporting with the location where the services are performed, as well as the transactional reporting being developed as part of the Company’s new accounting systems and processes. The change in presentation had no impact on consolidated or segment net revenues or operating income. The 2019 results also include the effect of changing the presentation of certain import services from a net to a gross basis, which increased segment revenues and directly related operating expenses but did not change net revenues. The impact of these changes on reported segment revenues was immaterial and prior year segment revenues have not been revised.

The following table presents the calculation of consolidated net revenues:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues	$2,035,579	$1,957,559	$4,055,630	$3,811,821
Expenses:
Airfreight services	542,639	593,325	1,051,849	1,106,829
Ocean freight and ocean services	390,299	385,156	810,630	764,574
Customs brokerage and other services	440,946	336,532	877,342	662,034
Net revenues	$661,695	$642,546	$1,315,809	$1,278,384

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

International Trade and Competition

We operate in over 60 countries in the competitive global logistics industry and our activities are closely tied to the global economy. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, and laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to tariffs and trade restrictions and accords. Currently, the United States and China have significantly increased tariffs on certain imports and are engaged in trade negotiations. The United Kingdom and the European Union are negotiating the terms of the United Kingdom's exit from the European Union. We cannot predict the outcome of these proposals or negotiations, or the effects they will have on our business. As governments implement higher tariffs on imports, manufacturers may accelerate, to the extent possible, shipments to avoid higher tariffs and, over time, may shift manufacturing to other countries. Doing business in foreign locations also subjects us to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies and inter-governmental disputes concerning international trade, our business may also be negatively affected by political developments and changes in government personnel or policies in the United States and other countries, as well as economic turbulence, political unrest and security concerns in the nations and on the trade shipping lanes in which we conduct business and the future impact that these events may have on international trade, oil prices and security costs.

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

The global economic environment and trade growth remain uncertain. We cannot predict the impact of future changes in global trade on our operating results, freight volumes, pricing, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or on changes in competitors' behavior. Additionally, we cannot predict the direct or indirect impact that further changes in consumer purchasing behavior, such as online shopping, could have on our business. In response to governments implementing higher tariffs on imports, some customers have begun shifting manufacturing to other countries which could negatively impact us.

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

Results of Operations

The following table shows the revenues and directly related expenses for our principal services and total net revenues (a non-GAAP measure calculated as revenues less directly related operating expenses attributable to our principal services) and our expenses for the three and six months ended June 30, 2019 and 2018, expressed as percentages of net revenues. Management believes that net revenues are a better measure than total revenues when analyzing and discussing management's effectiveness in managing our principal services since total revenues earned by Expeditors as a freight consolidator include the carriers’ charges to us for carrying the shipment, whereas revenues earned by Expeditors in our other capacities include primarily the commissions and fees actually earned by us. Net revenue is one of our primary operational and financial measures and demonstrates our ability to manage sell rates to customers with our ability to concentrate and leverage our purchasing power through effective consolidation of shipments from multiple customers utilizing a variety of transportation carriers and optimal routings. Using net revenue also provides a commonality for comparison among various services.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues	Amount	Percent of net revenues
(in thousands)
Airfreight services:
Revenues	$741,577		$801,761		$1,456,478		$1,532,988
Expenses	542,639		593,325		1,051,849		1,106,829
Net revenues	198,938	30%	208,436	32%	404,629	31%	426,159	33%
Ocean freight services and ocean services:
Revenues	543,809		530,008		1,112,450		1,050,891
Expenses	390,299		385,156		810,630		764,574
Net revenues	153,510	23	144,852	23	301,820	23	286,317	23
Customs brokerage and other services:
Revenues	750,193		625,790		1,486,702		1,227,942
Expenses	440,946		336,532		877,342		662,034
Net revenues	309,247	47	289,258	45	609,360	46	565,908	44
Total net revenues	661,695	100	642,546	100	1,315,809	100	1,278,384	100
Overhead expenses:
Salaries and related costs	356,351	54	350,948	54	713,261	54	690,843	54
Other	113,143	17	108,014	17	222,746	17	211,139	17
Total overhead expenses	469,494	71	458,962	71	936,007	71	901,982	71
Operating income	192,201	29	183,584	29	379,802	29	376,402	29
Other income (expense), net	8,778	1	6,320	1	16,549	1	11,258	1
Earnings before income taxes	200,979	30	189,904	30	396,351	30	387,660	30
Income tax expense	47,449	7	48,958	8	102,710	8	110,514	8
Net earnings	153,530	23	140,946	22	293,641	22	277,146	22
Less net earnings attributable to the noncontrolling interest	381	—	341	—	793	—	849	—
Net earnings attributable to shareholders	$153,149	23%	$140,605	22%	$292,848	22%	$276,297	22%

Airfreight services:

Airfreight services revenues decreased 8% and 5% during the three and six months ended June 30, 2019, respectively, as compared with the same periods for 2018, primarily due to 5% and 4% declines in tonnage and lower average sell rates resulting from softening of market demand. Airfreight services expenses decreased 9% and 5% during the three and six months ended June 30, 2019, respectively, as compared with the same periods for 2018 principally as a result of 5% and 4% declines in tonnage and lower average buy rates due to increased carrier capacity relative to market demand.

Airfreight services net revenues decreased 5% for the three months ended June 30, 2019, as compared with the same period for 2018. This was due to a 5% decline in tonnage and a 4% decline in net revenue per kilo. Europe and North Asia net revenues decreased 11% and 8%, respectively, primarily due to a 5% and 6% reduction in tonnage and lower net revenue per kilo of 10% and 6%, respectively. In addition, North America net revenues decreased by 1%, primarily due to a 5% reduction in tonnage. South Asia net revenues increased 6%, primarily due to a 4% increase in tonnage.

Airfreight services net revenues decreased 5% for the six months ended June 30, 2019, as compared with the same period for 2018. This was due to 4% decline in tonnage and a decrease in net revenue per kilo. North America, North Asia and Europe net revenues decreased 6%, 9% and 5%, respectively, primarily due to a 4%, 8% and 3% reduction in tonnage.

The global airfreight market has been experiencing imbalances between carrier capacity and demand in certain lanes, which is resulting in lower buy and sell rates. These conditions are exacerbated by on-going inter-governmental trade disputes and uncertainties. Customers remain focused on improving supply-chain efficiency, reducing overall logistics costs by negotiating lower rates and utilizing ocean freight whenever possible. At the same time, customers are increasingly utilizing airfreight to improve speed to market. We expect these trends to continue in conjunction with carriers' efforts to manage available capacity and the evolution of consumer purchasing behavior, such as online shopping. These conditions could be affected by new product launches and customer responses to governmental trade policies during periods that have historically experienced higher demand. These conditions, should they continue to occur, could create a higher degree of volatility in volumes and, ultimately, buy and sell rates.

Ocean freight and ocean services:

Ocean freight consolidation, direct ocean forwarding and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues increased 3% and 6% for the three and six months ended June 30, 2019, respectively, as compared with the same periods in 2018, primarily due to 2% increases in container volume and higher average sell rates to customers. Ocean freight and ocean services expenses increased 1% and 6% for the three and six months ended June 30, 2019, respectively, primarily due to increased volumes and higher average buy rates as overall market demand increased and carriers managed available capacity. These increases were partially offset by the effect of our revised presentation of services rendered at the destination, which decreased revenues and directly related operating expenses in ocean freight consolidation services but did not change net revenues.

Ocean freight and ocean services net revenues increased 6% and 5% for the three and six months ended June 30, 2019, respectively, as compared with the same periods in 2018. The largest component of our ocean freight net revenue was derived from ocean freight consolidation, which represented 44% of ocean freight net revenue for the six months ended June 30, 2019 and 2018.

Ocean freight consolidation net revenues increased 4% and 5% for the three and six months ended June 30, 2019, respectively, as compared with the same period in 2018, primarily due to a 3% increase in net revenue per container and a 2% increase in volumes. Order management net revenues increased 9% and 6% for the three and six months ended June 30, 2019, respectively, mostly resulting from higher volumes in North Asia and South Asia. Direct ocean freight forwarding net revenues increased 5% for the three months ended June 2019 primarily due to increases in volumes in North Asia and Europe. Direct ocean freight forwarding net revenues increased 6% for the six months ended June 2019 primarily due to increases in volumes in North America and North Asia.

North America ocean freight and ocean services net revenues increased 2% and 4% for the three and six months ended June 30, 2019, respectively, primarily due to increases in net revenue per container and higher volumes. South Asia net revenues increased 31% and 24% for the three and six months ended June 30, 2019, respectively, as export volumes, order management volumes and net revenue per container increased. North Asia net revenues increased 5% and 6% for the three and six months ended June 30, 2019, respectively, primarily due to increases in order management and direct ocean forwarding resulting from higher volumes.

We expect that pricing volatility will continue as customers solicit bids, react to governmental trade policies, and carriers adapt to changes in capacity and market demand, merge or create alliances with other carriers. Carriers also face new regulatory requirements that become effective in 2020 to reduce the use of sulfur in marine fuel, which is expected to increase their operating and capital costs which could result in higher costs for us. These conditions could result in lower margins.

Customs brokerage and other services:

Customs brokerage and other services revenues increased 20% and 21% and expenses increased 31% and 33%, respectively, for the three and six months ended June 30, 2019, as compared with the same periods in 2018, primarily as a result of higher volumes in customs brokerage and road freight and increased costs in import services. The 2019 results include the effect of changing our presentation of certain import services from a net to a gross basis and our revised presentation of destination services, which increased revenues and directly related operating expenses in customs brokerage and other services but did not change net revenues.

Customs brokerage and other services net revenues increased 7% and 8% for the three and six months ended June 30, 2019, respectively, as compared with the same periods in 2018, primarily as a result of an increase in customs brokerage, road freight and distribution volumes. Customers continue to seek out customs brokers, such as Expeditors, with sophisticated computerized capabilities critical to an overall logistics management program, including rapid responses to changes in the regulatory and security environment.

North America net revenues increased 13% and 14% for the three and six months ended June 30, 2019, respectively, as compared with the same periods for 2018, primarily as a result of higher volumes in customs brokerage, road freight and distribution services.

Overhead expenses:

Salaries and related costs increased 2% and 3% for the three and six months ended June 30, 2019, respectively, as compared with the same periods in 2018, principally due to an increase in the number of employees, primarily in North America and Europe, and higher share-based compensation and sales commissions which were partially offset by a reduction in bonus expense. The number of employees increased primarily to support increased activity in our business operations.

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

Bonuses to field management were up 3% in the six months ended June 30, 2019, when compared to the same period in 2018, while branch operating income increased 2%. Bonuses to executive management were down 6%. The effect of the increase in consolidated operating income of 1% for the six months ended June 30, 2019, was offset by a 3% reduction made to senior executive management bonus allocations, as well as unused allocations available for future investments in the development of key personnel.

Our management compensation programs have always been incentive-based and performance driven. Salaries and related costs as a percentage of net revenues for the three and six months ended June 30, 2019 remained unchanged at 54%, as compared to the same periods in 2018.

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

Other overhead expenses increased 5% for the three and six months ended June 30, 2019, as compared with the same periods in 2018. The increase in expenses was due to renting additional space, occupancy costs, technology-related fees and consulting expenses, partially offset by lower depreciation and amortization expense. Other overhead expenses as a percentage of net revenues for the three and six months ended June 30, 2019, remained unchanged at 17%, compared to the same periods in 2018. We will continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to explore new areas for profitable growth.

Income tax expense:

Our consolidated effective income tax rate was 23.6% and 25.9% for the three and six months ended June 30, 2019, respectively, as compared to 25.8% and 28.5% for the comparable periods in 2018. The effect of higher average foreign tax rates of our international subsidiaries, when compared to U.S. federal and state tax rates, were impacted by the following items. The effective tax rate in 2019 benefited from available U.S foreign tax credits associated with withholding taxes of our foreign operations, U.S. income tax deductions for Foreign-derived intangible income (FDII), and a state income tax refund.  These benefits were partially offset by lower share-based compensation deductions in 2019 from stock option exercises when compared to the same periods in 2018 and higher state income tax expense when excluding the state income tax refund recorded during the second quarter of 2019. In addition, 2018 included higher income tax expense related to an estimated BEAT tax liability and an adjustment made to the provisional Transition Tax liability associated with enactment of the 2017 Tax Act.

Some elements of the recorded impacts of the 2017 Tax Act could be impacted by further legislative action as well as additional interpretations and guidance issued by the IRS or Treasury. As a result, the amount of income tax recorded in the future may differ, possibly materially. See Note 4 to the condensed consolidated financial statements for additional information.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates dealing with a multitude of currencies other than the U.S. dollar. This results in our being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or agency relationships have strict currency control regulations, which influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three and six months ended June 30, 2019 and 2018 was insignificant. We had no foreign currency derivatives outstanding at June 30, 2019 and December 31, 2018. During the three and six months ended June 30, 2019, net foreign currency losses were approximately $2 million and $4 million, respectively. During the three and six months ended June 30, 2018, net foreign currency gains were approximately $5 million and $1 million, respectively.

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

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three and six months ended June 30, 2019 was $156 million and $445 million, respectively, as compared with $149 million and $384 million for the same periods in 2018. The increase of $7 million and $61 million in the three and six months ended June 30, 2019, respectively, was primarily due to higher earnings and changes in working capital, principally as a result of the excess of customer collections over customer billings offset by an increase in taxes paid during 2019. At June 30, 2019, working capital was $1,433 million, including cash and cash equivalents of $1,083 million. Other than our recorded lease liabilities, we had no long-term obligations or debt at June 30, 2019. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

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

Cash used in investing activities for the three and six months ended June 30, 2019 was $12 million and $21 million, respectively, as compared with $14 million and $28 million in the same period of 2018, primarily for capital expenditures. Capital expenditures in the three and six months ended June 30, 2019 were related primarily to continuing investments in technology and building and leasehold improvements. Occasionally, we elect to purchase buildings to house staff and to facilitate the staging of customers’ freight. Total anticipated capital expenditures in 2019 are currently estimated to be $50 million. This includes routine capital expenditures and investments in technology.

Cash used in financing activities during the three and six months ended June 30, 2019 was $250 million and $267 million, respectively, as compared with $223 million and $369 million for the same period in 2018. We use the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to limit the growth in issued and outstanding shares. During the three and six months ended June 30, 2019, we used cash to repurchase 2.6 million and 3.2 million shares, respectively, to reduce the number of total outstanding shares, compared to 3.1 million and 5.8 million shares in the same periods in 2018.

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

We maintain international unsecured bank lines of credit. At June 30, 2019, we were contingently liable for $69 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the books of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

We typically enter into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. We only enter into agreements that management believes we can fulfill.

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At June 30, 2019, cash and cash equivalent balances of $559 million were held by our non-United States subsidiaries, of which $7 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the six months ended June 30, 2019, would have had the effect of raising operating income approximately $25 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income approximately $20 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the three and six months ended June 30, 2019 and 2018 was insignificant. During the three and six months ended June 30, 2019, foreign currency losses were approximately $2 million and $4 million, respectively. During the three and six months ended June 30, 2018, foreign currency gains were approximately $5 million and $1 million, respectively. We had no foreign currency derivatives outstanding at June 30, 2019 and December 31, 2018. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of June 30, 2019, we had approximately $48 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.

Interest Rate Risk

At June 30, 2019, we had cash and cash equivalents of $1,083 million, of which $569 million was invested at various short-term market interest rates. Other than our recorded lease liabilities, we had no long-term obligations or debt at June 30, 2019. A hypothetical change in the interest rate of 10 basis points at June 30, 2019 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the second quarter of 2019.

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

In 2018, we adopted new accounting standard Topic 606 Revenue from Contracts with Customers. The adoption of this standard resulted in changes to existing processes and systems. In particular, to capture information to measure the progress of completion of performance obligations under contracts with customers on an on-going basis and these changes are continuing in 2019 as further enhancements to our accounting information systems are introduced. In 2019, we adopted the new accounting standard Topic 842 Leases. The adoption of this accounting standard resulted in continued changes to existing processes and systems, including the implementation of a new leasing tracking and accounting system, processes and procedures associated with properly identifying and classifying leases, and the calculation and recording of leasehold right-of-use assets and lease liabilities.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Expeditors is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on our operations, cash flows or financial position. As of June 30, 2019, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
April 1-30, 2019	—	$—	—	11,815,733
May 1-31, 2019	2,299,800	73.45	2,299,800	10,361,303
June 1-30, 2019	309,900	69.95	309,900	10,040,008
Total	2,609,700	$73.03	2,609,700	10,040,008

In November 2001, Expeditors' Board of Directors authorized a Discretionary Stock Repurchase Plan for the purpose of repurchasing our common stock in the open market to reduce the issued and outstanding stock down to 200 million shares. In February 2014, the Board of Directors authorized repurchases down to 190 million shares of common stock. In February and August 2015, May 2016 and November 2018, the Board of Directors further authorized repurchases down to 188 million, 180 million, 170 million and 160 million, respectively. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. In the second quarter of 2019, 2,610 shares of common stock were repurchased under the Discretionary Stock Repurchase Plan.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	Not applicable.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
10.72	Form of Performance Share Award Agreement used in connection with performance share units granted under Expeditors' 2017 Omnibus Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.
August 7, 2019	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director
August 7, 2019	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer