Form 10-Q
period 2019-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2019-11-06
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 0-13468

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1069248
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1015 Third Avenue, Seattle, Washington	98104
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (206) 674-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	EXPD	NASDAQ Global Select Market

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

At November 4, 2019, the number of shares outstanding of the issuer’s common stock was 170,301,245.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets:
Current Assets:
Cash and cash equivalents	$1,215,970	$923,735
Accounts receivable, less allowance for doubtful accounts of $11,853 at September 30, 2019 and $15,345 at December 31, 2018	1,319,032	1,581,530
Deferred contract costs	130,690	159,510
Other	103,521	70,041
Total current assets	2,769,213	2,734,816
Property and equipment, less accumulated depreciation and amortization of $468,059 at September 30, 2019 and $446,977 at December 31, 2018	494,153	504,105
Operating lease right-of-use assets	374,231	—
Goodwill	7,927	7,927
Deferred federal and state income taxes, net	44,351	40,465
Other assets, net	16,578	27,246
Total assets	$3,706,453	$3,314,559
Liabilities:
Current Liabilities:
Accounts payable	$744,002	$902,259
Accrued expenses, primarily salaries and related costs	207,752	215,813
Contract liabilities	152,717	190,343
Current portion of operating lease liabilities	61,842	—
Federal, state and foreign income taxes	17,273	18,424
Total current liabilities	1,183,586	1,326,839
Noncurrent portion of operating lease liabilities	313,580	—
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding: 170,243 shares at September 30, 2019 and 171,582 shares at December 31, 2018	1,702	1,716
Additional paid-in capital	23,301	1,896
Retained earnings	2,301,156	2,088,707
Accumulated other comprehensive loss	(118,774)	(105,481)
Total shareholders’ equity	2,207,385	1,986,838
Noncontrolling interest	1,902	882
Total equity	2,209,287	1,987,720
Total liabilities and equity	$3,706,453	$3,314,559

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Airfreight services	$715,450	$833,338	$2,171,928	$2,366,326
Ocean freight and ocean services	585,374	585,810	1,697,824	1,636,701
Customs brokerage and other services	774,031	671,799	2,260,733	1,899,741
Total revenues	2,074,855	2,090,947	6,130,485	5,902,768
Operating Expenses:
Airfreight services	522,868	620,554	1,574,717	1,727,383
Ocean freight and ocean services	424,215	435,313	1,234,845	1,199,887
Customs brokerage and other services	453,416	373,766	1,330,758	1,035,800
Salaries and related	356,331	351,577	1,069,592	1,042,420
Rent and occupancy	41,987	38,202	124,407	113,186
Depreciation and amortization	12,386	13,335	38,456	40,833
Selling and promotion	10,133	10,632	32,852	32,385
Other	46,969	44,414	138,506	131,318
Total operating expenses	1,868,305	1,887,793	5,544,133	5,323,212
Operating income	206,550	203,154	586,352	579,556
Other Income (Expense):
Interest income	5,501	4,704	18,123	14,171
Other, net	1,895	566	5,822	2,357
Other income (expense), net	7,396	5,270	23,945	16,528
Earnings before income taxes	213,946	208,424	610,297	596,084
Income tax expense	53,319	45,357	156,029	155,871
Net earnings	160,627	163,067	454,268	440,213
Less net earnings attributable to the noncontrolling interest	406	375	1,199	1,224
Net earnings attributable to shareholders	$160,221	$162,692	$453,069	$438,989
Diluted earnings attributable to shareholders per share	$0.92	$0.92	$2.60	$2.46
Basic earnings attributable to shareholders per share	$0.94	$0.94	$2.65	$2.51
Weighted average diluted shares outstanding	173,483	177,173	174,463	178,447
Weighted average basic shares outstanding	170,415	173,394	171,084	174,675

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net earnings	$160,627	$163,067	$454,268	$440,213
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $5,803 and $2,904 for the three months ended September 30, 2019 and 2018 and $5,364 and $12,563 for the nine months ended September 30, 2019 and 2018	(14,603)	(10,929)	(14,007)	(28,129)
Reclassification adjustments for foreign currency realized losses, net of tax of $145 for the nine months ended September 30, 2019	—	—	535	—
Other comprehensive loss	(14,603)	(10,929)	(13,472)	(28,129)
Comprehensive income	146,024	152,138	440,796	412,084
Less comprehensive income (loss) attributable to the noncontrolling interest	481	(167)	1,020	230
Comprehensive income attributable to shareholders	$145,543	$152,305	$439,776	$411,854

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Operating Activities:
Net earnings	$160,627	$163,067	$454,268	$440,213
Adjustments to reconcile net earnings to net cash from operating activities:
Provisions for losses on accounts receivable	757	1,969	453	2,232
Deferred income tax benefit	(5,822)	(23,610)	(17)	(17,522)
Stock compensation expense	12,155	13,902	49,361	43,171
Depreciation and amortization	12,386	13,335	38,456	40,833
Other, net	652	666	812	770
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	43,885	(210,092)	246,175	(156,321)
(Decrease) increase in accounts payable and accrued expenses	(58,816)	115,629	(141,199)	127,860
Decrease (increase) in deferred contract costs	10,301	(34,623)	28,550	(51,235)
(Decrease) increase in contract liabilities	(13,211)	36,256	(36,933)	49,149
(Decrease) increase in income taxes payable, net	(671)	9,292	(33,284)	(9,258)
(Decrease) increase in other, net	(744)	930	47	862
Net cash from operating activities	161,499	86,721	606,689	470,754
Investing Activities:
Purchase of property and equipment	(15,521)	(11,733)	(37,943)	(37,642)
Other, net	232	1,109	1,525	(886)
Net cash from investing activities	(15,289)	(10,624)	(36,418)	(38,528)
Financing Activities:
Proceeds from issuance of common stock	60,713	47,806	120,190	169,566
Repurchases of common stock	(61,999)	(147,828)	(296,922)	(555,760)
Dividends Paid	—	—	(85,184)	(79,180)
Payments for taxes related to net share settlement of equity awards	—	—	(6,674)	(3,215)
Distributions to noncontrolling interest	—	(633)	—	(633)
Purchase of noncontrolling interest	—	(613)	—	(613)
Net cash from financing activities	(1,286)	(101,268)	(268,590)	(469,835)
Effect of exchange rate changes on cash and cash equivalents	(11,604)	(5,071)	(9,446)	(22,878)
Change in cash and cash equivalents	133,320	(30,242)	292,235	(60,487)
Cash and cash equivalents at beginning of period	1,082,650	1,020,854	923,735	1,051,099
Cash and cash equivalents at end of period	$1,215,970	$990,612	$1,215,970	$990,612
Taxes Paid:
Income taxes	$61,201	$59,313	$196,169	$183,444

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Common Stock
For the three months ended September 30, 2019 and 2018	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at June 30, 2019	170,040	$1,701	$12,433	$2,140,935	$(104,096)	$2,050,973	$1,421	$2,052,394
Exercise of stock options and release of restricted shares	510	5	22,833	—	—	22,838	—	22,838
Issuance of shares under stock purchase plan	585	6	37,869	—	—	37,875	—	37,875
Shares repurchased under provisions of stock repurchase plan	(892)	(10)	(61,989)	—	—	(61,999)	—	(61,999)
Stock compensation expense	—	—	12,155	—	—	12,155	—	12,155
Net earnings	—	—	—	160,221	—	160,221	406	160,627
Other comprehensive income (loss)	—	—	—	—	(14,678)	(14,678)	75	(14,603)
Balance at September 30, 2019	170,243	$1,702	$23,301	$2,301,156	$(118,774)	$2,207,385	$1,902	$2,209,287

Balance at June 30, 2018	173,577	$1,736	$1,607	$1,977,121	$(90,712)	$1,889,752	$2,807	$1,892,559
Exercise of stock options and release of restricted shares	332	3	14,512	—	—	14,515	—	14,515
Issuance of shares under stock purchase plan	666	7	33,285	—	—	33,292	—	33,292
Shares repurchased under provisions of stock repurchase plans	(2,011)	(20)	(61,384)	(86,424)	—	(147,828)	—	(147,828)
Stock compensation expense	—	—	13,902	—	—	13,902	—	13,902
Net earnings	—	—	—	162,692	—	162,692	375	163,067
Other comprehensive income (loss)	—	—	—	—	(10,386)	(10,386)	(543)	(10,929)
Purchase of noncontrolling interest	—	—	(90)	—	—	(90)	(523)	(613)
Distributions to noncontrolling interest	—	—	—	—	—	—	(633)	(633)
Balance at September 30, 2018	172,564	$1,726	$1,832	$2,053,389	$(101,098)	$1,955,849	$1,483	$1,957,332

	Common Stock
For the nine months ended September 30, 2019 and 2018	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2018	171,582	$1,716	$1,896	$2,088,707	$(105,481)	$1,986,838	$882	$1,987,720
Exercise of stock options and release of restricted shares	2,166	22	75,619	—	—	75,641	—	75,641
Issuance of shares under stock purchase plan	585	6	37,869	—	—	37,875	—	37,875
Shares repurchased under provisions of stock repurchase plans	(4,090)	(42)	(141,847)	(155,033)	—	(296,922)	—	(296,922)
Stock compensation expense	—	—	49,361	—	—	49,361	—	49,361
Net earnings	—	—	—	453,069	—	453,069	1,199	454,268
Other comprehensive income (loss)	—	—	—	—	(13,293)	(13,293)	(179)	(13,472)
Dividends paid ($0.50)	—	—	403	(85,587)	—	(85,184)	—	(85,184)
Balance at September 30, 2019	170,243	$1,702	$23,301	$2,301,156	$(118,774)	$2,207,385	$1,902	$2,209,287

Balance at December 31, 2017	176,374	$1,764	$546	$2,063,512	$(73,964)	$1,991,858	$2,515	$1,994,373
Cumulative effect of accounting change	—	—	—	(22,357)	—	(22,357)	(105)	(22,462)
Exercise of stock options and release of restricted shares	3,288	33	133,027	—	—	133,060	—	133,060
Issuance of shares under stock purchase plan	666	7	33,285	—	—	33,292	—	33,292
Shares repurchased under provisions of stock repurchase plans	(7,764)	(78)	(208,266)	(347,416)	—	(555,760)	—	(555,760)
Stock compensation expense	—	—	43,171	—	—	43,171	—	43,171
Net earnings	—	—	—	438,989	—	438,989	1,224	440,213
Other comprehensive income (loss)	—	—	—	—	(27,134)	(27,134)	(995)	(28,129)
Dividends paid ($0.45)	—	—	159	(79,339)	—	(79,180)	—	(79,180)
Purchase of noncontrolling interest	—	—	(90)	—	—	(90)	(523)	(613)
Distributions to noncontrolling interest	—	—	—	—	—	—	(633)	(633)
Balance at September 30, 2018	172,564	$1,726	$1,832	$2,053,389	$(101,098)	$1,955,849	$1,483	$1,957,332

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

The Company typically satisfies its performance obligations as services are rendered over time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed over the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one to two month-period and contracts with customers have an original expected duration of less than one year. The Company satisfied nearly all performance obligations for the contract liabilities recorded as of June 30, 2019.

In 2019, the Company revised its presentation for revenue transfers between its geographic operating segments and services rendered at the destination, which moved certain revenues and directly related operating expenses for air and ocean transactions to destination services within customs brokerage and other services. These changes better align revenue reporting with the location where the services are performed, as well as the transactional reporting being developed as part of the Company’s new accounting systems and processes. The change in presentation had no impact on consolidated or segment operating income. The 2019 results also include the effect of changing the presentation of certain import services from a net to a gross basis, which increased revenues and directly related operating expenses in customs brokerage and other services but did not change operating income. The impact on reported consolidated and segment total revenues and expenses for these changes was immaterial and the prior year presentation has not been revised.

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

The Company determines if an arrangement is a lease at inception. ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. All ROU assets and lease liabilities are recognized at the commencement date at the present value of lease payments over the lease term. ROU assets are adjusted for lease incentives and initial direct costs. The lease term includes renewal options exercisable at the Company's sole discretion when the Company is reasonably certain to exercise that option. As the Company's leases generally do not have an implicit rate, the Company uses an estimated incremental borrowing rate based on market information available at the commencement date to determine the present value. Certain of our leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. The Company excludes variable payments from lease ROU assets and lease liabilities, to the extent not considered fixed, and instead expense variable payments as incurred. Lease expense is recognized on a straight-line basis over the lease term and is included in rent and occupancy expenses on the condensed consolidated statement of earnings.
D.	Accounts Receivable

The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $11,853 as of September 30, 2019 and $15,345 as of December 31, 2018. Additions and write-offs have not been significant in the periods presented.
E.	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company uses estimates primarily in the following areas: accounts receivable valuation, accrual of costs related to ancillary services the Company provides, accrual of liabilities for the portion of the related exposure that the Company has self-insured, accrual of various tax liabilities including estimates associated with the U.S. enacted Tax Cuts and Jobs Act (the 2017 Tax Act), accrual of loss contingencies, calculation of share-based compensation expense and estimates related to determining the lease term and discount rate when measuring ROU assets and lease liabilities. Actual results could be materially different from the estimated provisions and accruals recorded.
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

Note 2. Leases

The Company enters into lease agreements primarily for office and warehouse space in all districts where it conducts business. As of September 30, 2019, all of the Company's leases are operating leases.

Lease cost for the three and nine months ended September 30, 2019 are all recorded under rent and occupancy expenses on the condensed consolidated statement of earnings and are comprised of the following:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	$20,784	$60,832
Variable lease cost	6,990	19,867
Total lease cost	$27,774	$80,699

Variable lease cost includes short-term lease expenses, which are insignificant.

Maturities of lease liabilities as of September 30, 2019 are as follows:

2019	$19,112
2020	77,416
2021	67,505
2022	61,044
2023	52,427
Thereafter	174,492
Total minimum lease payments	451,996
Less imputed interest	76,574
Lease liability	$375,422

At December 31, 2018, the last balance sheet presented before the adoption of the new accounting standard Topic 842 Leases, future minimum annual lease payments under all noncancelable leases were as follows:

2019	$75,227
2020	62,974
2021	47,552
2022	38,352
2023	26,580
Thereafter	67,140
$317,825

The weighted-average remaining lease term and weighted-average discount rate as of September 30, 2019 are as follows:

Weighted-average remaining lease term (in years)	7.47
Weighted-average discount rate	4.94%

Other information related to the Company's operating leases are as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Right-of-use assets obtained in exchange for new operating lease liabilities	$14,630	$76,664
Cash paid for amounts included in the measurement of lease liabilities	$19,642	$58,934

Note 3.	Share-Based Compensation

The Company has historically granted the majority of its share-based awards during the second quarter of each fiscal year. During the nine months ended September 30, 2019 and 2018, the Company awarded 462 and 461 restricted stock units (RSUs), respectively, under the Omnibus Incentive Plan (2017 Plan), which was approved by shareholders in 2017. The RSUs were granted at a weighted-average fair value of $75.73 in 2019 and $69.58 in 2018. The RSUs vest annually over 3 years based on continued employment and are settled upon vesting in shares of the Company's common stock on a one-for-one basis. The value of an RSU award is based on the Company's stock price on the date of grant. Additionally, in the nine months ended September 30, 2019 and 2018, 24 and 25 fully vested shares were granted to non-employee directors, respectfully.

The Company also awarded 96 and 18 performance stock units (PSUs) in 2019 and 2018, respectively, under the 2017 Plan. Outstanding PSUs include performance conditions to be finally measured at December 31, 2019, 2020 and 2021, respectively. The final number of PSUs will be determined using an adjustment factor of up to 2 times or down to 0.5 of the targeted PSU grant. If the minimum performance thresholds are not achieved, no shares will be issued. Each PSU will convert to one share of the Company's common stock upon vesting.

RSUs and PSUs granted under the 2017 Plan have dividend equivalent rights, which entitle holders of the awards to the same dividend value per share as holders of common stock. Dividend equivalent rights are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs and are accumulated and paid in shares when the underlying awards vest.

The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and 585 and 666 shares were issued in the three and nine months ended September 30, 2019 and 2018, respectively. The fair value of the employee stock purchase rights granted was $17.03 and $17.49 per share in 2019 and 2018, respectively.

The Company recognizes stock compensation expense based on the fair value of awards granted to employees and directors under the Company’s omnibus incentive, stock option, director restricted stock and employee stock purchase rights plans. This expense, adjusted for expected forfeitures, is recognized in net earnings on a straight-line basis over the service periods as salaries and related costs on the condensed consolidated statements of earnings. RSUs and PSUs awarded to certain employees meeting specific retirement eligibility criteria at the time of grant are expensed immediately as there is no substantive service period associated with those awards. For RSU awards meeting retirement eligibility criteria, approximately $5,000 of stock compensation expense was recognized during the nine months ended September 30, 2019, and approximately $4,000 of stock compensation expense was recognized during 2018. For PSU awards meeting retirement eligibility criteria, approximately $5,000 of stock compensation expense was recognized during the nine months ended September 30, 2019. There were no PSU awards granted meeting retirement eligibility criteria during 2018.
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

The 2017 Tax Act included provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. The Company treats BEAT and GILTI as components of current income tax expense. Income tax expense for the three and nine months ended September 30, 2019 and 2018 had no significant tax expense related BEAT or GILTI.

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

Our consolidated effective income tax rate was 24.9% and 25.6% for the three and nine months ended September 30, 2019, respectively, as compared to 21.8% and 26.1% for the comparable periods in 2018. The effect of higher average tax rates of our international subsidiaries, when compared to U.S. federal and state tax rates, were partially offset by U.S. foreign tax credits and U.S. income tax deductions for Foreign-derived intangible income (FDII).  In addition, the three month period ended 2018 benefited from required discrete adjustments as a result of interpretations issued related to the 2017 Tax Act for foreign tax credits earned as a result of withholding taxes paid on repatriated foreign earnings totaling $7 million and a state income tax refund totaling $4 million that settled during the quarter in 2018.

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

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended September 30,
	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2019
Basic earnings attributable to shareholders	$160,221	170,415	$0.94
Effect of dilutive potential common shares	—	3,068	—
Diluted earnings attributable to shareholders	$160,221	173,483	$0.92
2018
Basic earnings attributable to shareholders	$162,692	173,394	$0.94
Effect of dilutive potential common shares	—	3,779	—
Diluted earnings attributable to shareholders	$162,692	177,173	$0.92

	Nine months ended September 30,
	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2019
Basic earnings attributable to shareholders	$453,069	171,084	$2.65
Effect of dilutive potential common shares	—	3,379	—
Diluted earnings attributable to shareholders	$453,069	174,463	$2.60
2018
Basic earnings attributable to shareholders	$438,989	174,675	$2.51
Effect of dilutive potential common shares	—	3,772	—
Diluted earnings attributable to shareholders	$438,989	178,447	$2.46

Note 6. Shareholders' Equity

The Company has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding common stock down to 160,000 shares. During the nine months ended September 30, 2019, 4,002 shares were repurchased at an average price of $72.57 per share, compared to 5,378 shares at an average price of $71.07 per share during the same period in 2018.

The Company also had a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises and employee stock purchases. As of March 31, 2019, all shares authorized under this plan have been repurchased. During the nine months ended September 30, 2019, 88 shares were repurchased at an average price of $74.03, compared to 2,386 at an average price of $72.72 per share during the same period in 2018.

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

Subsequent to the end of third quarter 2019, on November 4, 2019, the Board of Directors declared a semi-annual dividend of $0.50 per share payable on December 16, 2019 to shareholders of record as of December 2, 2019.

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

Cash and cash equivalents consist of the following:

	September 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$398,235	$398,235	$427,307	$427,307
Corporate commercial paper	788,060	788,708	467,300	467,760
Time deposits	29,675	29,675	29,128	29,128
Total cash and cash equivalents	$1,215,970	$1,216,618	$923,735	$924,195

The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).

Note 8. Contingencies

The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of September 30, 2019, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

Note 9. Business Segment Information

The Company is organized functionally in geographic operating segments. Accordingly, management focuses its attention on revenues, directly related cost of transportation and other expenses for each of the Company’s three primary sources of revenue, salaries and other operating expenses, operating income, identifiable assets, capital expenditures and equity generated in each of these geographical areas when evaluating the effectiveness of geographic management. Transactions among the Company’s various offices are conducted using the same arms-length pricing methodologies the Company uses when its offices transact business with independent agents. Certain costs are allocated among the segments based on the relative value of the underlying services, which can include allocation based on actual costs incurred or estimated cost plus a profit margin.

Financial information regarding the Company’s operations by geographic area is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the three months ended September 30, 2019:
Revenues[1]	$692,229	88,088	38,341	624,351	196,569	320,769	115,397	(889)	2,074,855
Directly related cost of transportation and other expenses[2]	$389,254	51,420	22,990	489,195	145,345	221,149	81,592	(446)	1,400,499
Salaries and other operating expenses[3]	$210,767	25,731	14,547	70,410	32,482	86,156	28,151	(438)	467,806
Operating income	$92,208	10,937	804	64,746	18,742	13,464	5,654	(5)	206,550
Identifiable assets at period end	$2,059,345	128,336	72,029	489,322	164,976	563,289	226,657	2,499	3,706,453
Capital expenditures	$7,644	513	833	523	631	5,119	258	—	15,521
Equity	$1,578,682	60,526	27,217	216,061	77,733	169,450	111,355	(31,737)	2,209,287
For the three months ended September 30, 2018:
Revenues[1]	$629,043	92,875	43,443	748,589	205,392	327,212	118,047	(73,654)	2,090,947
Directly related cost of transportation and other expenses[2]	$345,236	58,464	27,635	601,699	158,226	227,418	83,992	(73,037)	1,429,633
Salaries and other operating expenses[3]	$204,240	23,935	13,399	74,067	31,623	84,136	27,384	(624)	458,160
Operating income	$79,567	10,476	2,409	72,823	15,543	15,658	6,671	7	203,154
Identifiable assets at period end	$1,694,556	174,402	53,322	540,465	156,887	508,855	212,817	(6,504)	3,334,800
Capital expenditures	$6,889	301	227	1,280	910	751	1,375	—	11,733
Equity	$1,334,952	66,399	25,663	197,939	86,048	157,973	119,718	(31,360)	1,957,332

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the nine months ended September 30, 2019:
Revenues[1]	$2,033,088	265,035	111,277	1,879,155	555,128	952,790	336,383	(2,371)	6,130,485
Directly related cost of transportation and other expenses[2]	$1,142,701	157,997	64,149	1,475,395	407,642	657,720	236,184	(1,468)	4,140,320
Salaries and other operating expenses[3]	$636,243	76,283	41,342	208,781	97,324	258,339	86,385	(884)	1,403,813
Operating income	$254,144	30,755	5,786	194,979	50,162	36,731	13,814	(19)	586,352
Identifiable assets at period end	$2,059,345	128,336	72,029	489,322	164,976	563,289	226,657	2,499	3,706,453
Capital expenditures	$23,544	1,509	1,071	1,167	1,235	8,015	1,402	—	37,943
Equity	$1,578,682	60,526	27,217	216,061	77,733	169,450	111,355	(31,737)	2,209,287
For the nine months ended September 30, 2018:
Revenues[1]	$1,790,869	257,206	122,170	2,065,405	560,070	977,967	342,589	(213,508)	5,902,768
Directly related cost of transportation and other expenses[2]	$957,997	157,599	75,694	1,640,724	423,612	677,167	242,208	(211,931)	3,963,070
Salaries and other operating expenses[3]	$620,029	70,036	38,996	211,576	92,409	248,906	79,782	(1,592)	1,360,142
Operating income	$212,843	29,571	7,480	213,105	44,049	51,894	20,599	15	579,556
Identifiable assets at period end	$1,694,556	174,402	53,322	540,465	156,887	508,855	212,817	(6,504)	3,334,800
Capital expenditures	$16,092	4,020	899	2,623	1,934	9,167	2,907	—	37,642
Equity	$1,334,952	66,399	25,663	197,939	86,048	157,973	119,718	(31,360)	1,957,332

[1]

In 2019, the Company revised its process to record the transfer, between its geographic operating segments, of revenues and the directly related cost of transportation and other expenses for freight service transactions between Company origin and destination locations. This change better aligns revenue reporting with the location where the services are performed, as well as the transactional reporting being developed as part of the Company’s new accounting systems and processes. The change in presentation had no impact on consolidated or segment operating income. The 2019 results also include the effect of changing the presentation of certain import services from a net to a gross basis, which increased segment revenues and directly related operating expenses but did not change operating income. The impact of these changes on reported segment revenues was immaterial and prior year segment revenues have not been revised.

[2]

Directly related cost of transportation and other expenses totals operating expenses from airfreight services, ocean freight and ocean services and customs brokerage and other services as shown in the condensed consolidated statements of earnings.

[3]

Salaries and other operating expenses totals salaries and related, rent and occupancy, depreciation and amortization, selling and promotion and other as shown in the condensed consolidated statements of earnings.

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

We generate the major portion of our air and ocean freight revenues by purchasing transportation services on a wholesale basis from direct (asset-based) carriers and then reselling those services to our customers on a retail basis. The rate billed to our customers (the sell rate) is recognized as revenues and the rate we pay to the carrier (the buy rate) is recognized in operating expenses as the directly related cost of transportation and other expenses. By consolidating shipments from multiple customers and concentrating our buying power, we are able to negotiate favorable buy rates from the direct carriers, while at the same time offering lower sell rates than customers would otherwise be able to negotiate themselves.

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
•

Continuous identification, design and implementation of system solutions and differentiated service offerings, both technological and otherwise, to meet and exceed the needs of our customers while simultaneously delivering tools to make our employees more efficient and effective.

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

Our business is also highly dependent on the financial stability and operational capabilities of the carriers we utilize. Although airline profitability has improved, many carriers remain highly leveraged with debt. Moreover, the ocean carrier industry has incurred substantial losses in recent years. Many carriers are highly leveraged with debt and certain carriers are facing significant liquidity challenges. This environment requires that we be selective in determining which carriers to utilize. Further changes in the financial stability, operating capabilities and capacity of asset-based carriers, capacity allotments available from carriers, governmental regulations, and/or trade accords could adversely affect our business in unpredictable ways.

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

The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. Our pricing and terms continue to be pressured by uncertainty in global trade and economic conditions, concerns over volatile fuel costs, disruptions in port services, political unrest and fluctuating currency exchange rates. We expect these operating and competitive conditions to continue. Ocean carriers have incurred substantial operating losses in recent years, and many are highly leveraged with debt. These financial challenges have resulted in multiple carrier acquisitions and carrier alliance formations. Additionally, carriers continue to take delivery of new and larger ships, which may increase capacity. Carriers also face new regulatory requirements that become effective in 2020 requiring reductions in the sulfur in marine fuel, which are increasing their operating and capital costs. When the market experiences seasonal peaks or any sort of disruption, the carriers often increase their pricing suddenly. This carrier behavior creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.

There is uncertainty as to how new regulatory requirements and changes in oil prices will continue to impact future buy rates. Because fuel is an integral part of carriers' costs and impacts both our buy rates and sell rates, we would expect our revenues and costs to be impacted as carriers adjust rates for the effect of changing fuel prices. To the extent that we are unable to pass through any increases to our customers, this could adversely affect our operating income.

The global economic and trade environments remain uncertain. We cannot predict the impact of future changes in global trade on our operating results, freight volumes, pricing, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or on changes in competitors' behavior. Additionally, we cannot predict the direct or indirect impact that further changes in consumer purchasing behavior, such as online shopping, could have on our business. In response to governments implementing higher tariffs on imports, some customers have begun shifting manufacturing to other countries which could negatively impact us.

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

Results of Operations

The following table shows the revenues, the directly related cost of transportation and other expenses for our principal services and our overhead expenses for the three and nine months ended September 30, 2019 and 2018, including the respective percentage changes comparing 2019 and 2018.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2019	2018	Percentage change	2019	2018	Percentage change
Airfreight services:
Revenues	$715,450	$833,338	(14)%	$2,171,928	$2,366,326	(8)%
Expenses	522,868	620,554	(16)	1,574,717	1,727,383	(9)
Ocean freight services and ocean services:
Revenues	585,374	585,810	—	1,697,824	1,636,701	4
Expenses	424,215	435,313	(3)	1,234,845	1,199,887	3
Customs brokerage and other services:
Revenues	774,031	671,799	15	2,260,733	1,899,741	19
Expenses	453,416	373,766	21	1,330,758	1,035,800	28
Overhead expenses:
Salaries and related costs	356,331	351,577	1	1,069,592	1,042,420	3
Other	111,475	106,583	5	334,221	317,722	5
Total overhead expenses	467,806	458,160	2	1,403,813	1,360,142	3
Operating income	206,550	203,154	2	586,352	579,556	1
Other income (expense), net	7,396	5,270	40	23,945	16,528	45
Earnings before income taxes	213,946	208,424	3	610,297	596,084	2
Income tax expense	53,319	45,357	18	156,029	155,871	—
Net earnings	160,627	163,067	(1)	454,268	440,213	3
Less net earnings attributable to the noncontrolling interest	406	375	8	1,199	1,224	(2)
Net earnings attributable to shareholders	$160,221	$162,692	(2)%	$453,069	$438,989	3%

Airfreight services:

Airfreight services revenues decreased 14% and 8% during the three and nine months ended September 30, 2019, respectively, as compared with the same periods for 2018, primarily due to 7% and 5% declines in tonnage and lower average sell rates from the softening of market demand due to slowing of the global economy and continuing inter-governmental trade disputes. North Asia and North America revenues decreased 22% and 17%, respectively, for the three months ended September 30, 2019 and 13% each for the nine months ended September 30, 2019.

Airfreight services expenses decreased 16% and 9% during the three and nine months ended September 30, 2019, respectively, as compared with the same periods for 2018 principally as a result of 7% and 5% declines in tonnage and lower average buy rates due to available carrier capacity relative to market demand. North Asia and North America directly related expenses decreased 24% and 21%, respectively, for the three months ended September 30, 2019 and 14% and 16%, respectively, for the nine months ended September 30, 2019.

Most regions experienced decreases in tonnage. North Asia and North America had decreases in tonnage at 11% and 7%, respectively, for the three months ended September 30, 2019 and 9% and 5%, respectively, for the nine months ended September 30, 2019. The largest declines in tonnage were exports out of North Asia to Europe and the United States as well as exports from the United States to North Asia.

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

Ocean freight and ocean services:

Ocean freight consolidation, direct ocean forwarding and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues remained flat while expenses decreased 3% for the three months ended September 30, 2019 as compared with the same period in 2018. Ocean freight and ocean services revenues and expenses increased 4% and 3%, respectively, for the nine months ended September 30, 2019. The largest component of our ocean freight revenue was derived from ocean freight consolidation, which represented 65% and 67% of the ocean freight revenues for the nine months ended September 30, 2019 and 2018, respectively.

Ocean freight consolidation revenues and expenses decreased 4% and 6%, respectively, for the three months ended September 30, 2019 as compared with the same period in 2018, primarily due to a 2% decline in containers shipped, which was partially offset by increase in sell and buy rates, respectively. Ocean freight consolidation revenues and expenses both increased 1% for the nine months ended September 30, 2019, primarily due to a 1% increase in containers shipped and higher average sell and buy rates, respectively. The changes in freight consolidation revenues and directly related expenses include the revised presentation of destination services in 2019, which decreased revenues and directly related operating expenses in ocean freight consolidation but did not change consolidated operating income.

Direct ocean freight forwarding revenues increased 9% and 8%, respectively, while expenses increased 10% for both the three and nine months ended September 30, 2019 primarily due to higher volumes in North America and Europe. Order management revenues increased 7% and 8%, respectively, expenses increased 8% and 10%, respectively, for the three and nine months ended September 30, 2019 primarily due to higher volumes in South Asia.

North Asia ocean freight and ocean services revenues decreased 13% and 5%, respectively, and directly related expenses decreased 16% and 7%, respectively, for the three and nine months ended September 30, 2019  primarily due to decrease in container volume. This was partially offset by an increase in South Asia ocean freight and ocean services revenues, up 20% and 19%, respectively, and directly related expenses up 16% for both the three and nine months ended September 30, 2019 primarily due to an increase in container volume and higher sell and buy rates.

We expect that pricing volatility will continue as customers solicit bids, react to governmental trade policies, and carriers adapt to changes in capacity and market demand, merge or create alliances with other carriers. Carriers also face new regulatory requirements that become effective in 2020 to reduce the use of sulfur in marine fuel, which are increasing their operating and capital costs, which could result in higher costs for us. These conditions could result in lower operating income.

Customs brokerage and other services:

Customs brokerage and other services revenues increased 15% and 19% and expenses increased 21% and 28%, for the three and nine months ended September 30, 2019, respectively, as compared with the same periods in 2018, primarily due to increased demand for brokerage services and time-definite value added road freight services. Customers are seeking knowledgeable customs brokers with sophisticated computerized capabilities critical to an overall logistics management program, necessary to rapidly respond to changes in the regulatory and security environment. The 2019 results include the effect of changing our presentation of certain import services from a net to a gross basis and our revised presentation of destination services, which increased revenues and directly related operating expenses in customs brokerage and other services but did not change operating income.

North America revenues increased 23% and 30% and directly related expenses increased 31% and 45%, for the three and nine months ended September 30, 2019, respectively, as compared with the same periods for 2018, primarily as a result of higher volumes in customs brokerage and road freight and the effect of the change in presentation of certain import services.

Overhead expenses:

Salaries and related costs increased 1% and 3% for the three and nine months ended September 30, 2019, respectively, as compared with the same periods in 2018, principally due to an increase in the number of employees, primarily in North America and Europe, and higher base salaries and sales commissions. The number of employees increased primarily to support increased activity in our business operations.

Historically, the relatively consistent relationship between salaries and revenue has been the result of a compensation philosophy that has been maintained since the inception of our company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation occur in proportion to changes in our operating income, creating an alignment between branch and corporate performance and shareholder interests.

Our management compensation programs have always been incentive-based and performance driven. Bonuses to field management for the nine months ended September 30, 2019 were up 2% when compared to the same period in 2018. Bonuses under the executive incentive compensation plan were down 7%, primarily due to a 3% reduction made to senior executive management bonus allocations, as well as unused bonus allocations available for future investments in the development of key personnel.

Because our management incentive compensation programs are also cumulative, generally no management bonuses can be paid unless the relevant business unit is, from inception, cumulatively profitable. Any operating losses must be offset in their entirety by operating profits before management is eligible for a bonus. Executive management, in limited circumstances, makes exceptions at the branch operating unit level. Since the most significant portion of management compensation comes from the incentive bonus programs, we believe that this cumulative feature is a disincentive to excessive risk taking by our managers. The outcome of any higher risk transactions, such as overriding established credit limits, would be known in a relatively short time frame. Management believes that when the potential and certain impact on the bonus is fully considered in light of the short operating cycle of our services, the potential for short-term gains that could be generated by engaging in risky business practices is sufficiently mitigated to discourage excessive and inappropriate risk taking. Management believes that both the stability and the long-term growth in revenues, operating income and net earnings are a result of the incentives inherent in our compensation programs.

Other overhead expenses increased 5% for the three and nine months ended September 30, 2019, as compared with the same periods in 2018. The increase in expenses was due to renting additional space, occupancy costs, technology-related fees, claims expense and consulting expenses, partially offset by lower depreciation and amortization expense. We will continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to explore new areas for profitable growth.

Income tax expense:

Our consolidated effective income tax rate was 24.9% and 25.6% for the three and nine months ended September 30, 2019, respectively, as compared to 21.8% and 26.1% for the comparable periods in 2018. The effect of higher average tax rates of our international subsidiaries, when compared to U.S. federal and state tax rates, were partially offset by U.S. foreign tax credits and U.S. income tax deductions for Foreign-derived intangible income (FDII).  In addition, the three months ended September 30, 2018 benefited from required discrete adjustments as a result of interpretations issued related to the 2017 Tax Act for foreign tax credits earned as a result of withholding taxes paid on repatriated foreign earnings totaling $7 million and a state income tax refund totaling $4 million that settled during the same quarter in 2018.

Some elements of the recorded impacts of the 2017 Tax Act could be impacted by further legislative action as well as additional interpretations and guidance issued by the IRS or Treasury. See Note 4 to the consolidated financial statements for additional information.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates dealing with a multitude of currencies other than the U.S. dollar. This results in our being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or agency relationships have strict currency control regulations, which influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three and nine months ended September 30, 2019 and 2018 was insignificant. We had no foreign currency derivatives outstanding at September 30, 2019 and December 31, 2018. During the three and nine months ended September 30, 2019, net foreign currency losses were approximately $1 million and $5 million, respectively. During the three and nine months ended September 30, 2018, net foreign currency losses were approximately $3 million and $1 million, respectively.

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

The primary competitive factors in the international logistics industry continue to be price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. We emphasize quality customer service and believe that our prices are competitive with those of others in the industry. Customers regularly solicit bids from competitors in order to improve service, pricing and contractual terms such as seeking longer payment terms, higher or unlimited liability limits and performance penalties. Increased competition and competitors' acceptance of expanded contractual terms could result in reduced revenues, reduced operating income, higher operating costs, higher claims or loss of market share, any of which would damage our results of operations and financial condition.

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

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three and nine months ended September 30, 2019 was $161 million and $607 million, respectively, as compared with $87 million and $471 million for the same periods in 2018. The increases of $74 million and $136 million in the three and nine months ended September 30, 2019, respectively, were primarily due to changes in working capital. At September 30, 2019, working capital was $1,586 million, including cash and cash equivalents of $1,216 million. Other than our recorded lease liabilities, we had no long-term obligations or debt at September 30, 2019. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

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

Cash used in investing activities for the three and nine months ended September 30, 2019 was $15 million and $36 million, respectively, as compared with $11 million and $39 million in the same periods of 2018, primarily for capital expenditures. Capital expenditures in the three and nine months ended September 30, 2019 were related primarily to continuing investments in technology and building and leasehold improvements. Occasionally, we elect to purchase buildings to house staff and to facilitate the staging of customers’ freight. Total anticipated capital expenditures in 2019 are currently estimated to be $50 million. This includes routine capital expenditures and investments in technology.

Cash used in financing activities during the three and nine months ended September 30, 2019 was $1 million and $269 million, respectively, as compared with $101 million and $470 million for the same periods in 2018. We use the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to limit the growth in issued and outstanding shares. During the three and nine months ended September 30, 2019, we used cash to repurchase 0.9 million and 4.1 million shares, respectively, to reduce the number of total outstanding shares, compared to 2.0 million and 7.8 million shares in the same periods in 2018.

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

We maintain international unsecured bank lines of credit. At September 30, 2019, we were contingently liable for $69 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

As of September 30, 2019, our contractual obligations are as follows:

		Payments due by period
In thousands	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Contractual Obligations:
Operating leases, including imputed interest	$451,996	79,216	132,699	98,798	141,283
Unconditional purchase obligations	91,729	91,729	—	—	—
Construction, equipment and technology purchase obligations	51,264	25,612	23,213	2,207	232
Total contractual cash obligations	$594,989	196,557	155,912	101,005	141,515

We typically enter into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. We only enter into agreements that management believes we can fulfill.

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At September 30, 2019, cash and cash equivalent balances of $419 million were held by our non-United States subsidiaries, of which $13 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the nine months ended September 30, 2019, would have had the effect of raising operating income by approximately $38 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $31 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the three and nine months ended September 30, 2019 and 2018 was insignificant. During the three and nine months ended September 30, 2019, foreign currency losses were approximately $1 million and $5 million, respectively. During the three and nine months ended September 30, 2018, foreign currency losses were approximately $3 million and $1 million, respectively. We had no foreign currency derivatives outstanding at September 30, 2019 and December 31, 2018. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of September 30, 2019, we had approximately $35 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.

Interest Rate Risk

At September 30, 2019, we had cash and cash equivalents of $1,216 million, of which $818 million was invested at various short-term market interest rates. Other than our recorded lease liabilities, we had no long-term obligations or debt at September 30, 2019. A hypothetical change in the interest rate of 10 basis points at September 30, 2019 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the third quarter of 2019.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Expeditors is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on our operations, cash flows or financial position. As of September 30, 2019, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
July 1-31, 2019	—	$—	—	11,025,843
August 1-31, 2019	881,474	69.50	881,474	9,949,780
September 1-30, 2019	10,454	70.02	10,454	10,243,147
Total	891,928	$69.51	891,928	10,243,147

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	Not applicable.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

November 6, 2019	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

November 6, 2019	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer