Form 10-K
period 2019-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2020-02-21
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-13468

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1069248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1015 Third Avenue, Seattle, Washington	98104
(Address of principal executive offices)	(Zip Code)

(206) 674-3400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	EXPD	NASDAQ Global Select Market

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, based upon the closing price as of the last business day of the most recently completed second fiscal quarter ended June 30, 2019, was approximately $12,821,403,723.

At February 18, 2020, the number of shares outstanding of registrant’s Common Stock was 169,764,263.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2020 Annual Meeting of Shareholders to be held on May 5, 2020 are incorporated by reference into Part III of this Form 10-K.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2019

2.

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

PART I

ITEM 1—BUSINESS

Overview

Expeditors International of Washington, Inc. (herein referred to as "Expeditors,” the "Company," "we," "us," "our") provides a full suite of global logistics services, offering customers a seamless international network of people and integrated information systems to support the movement and strategic positioning of goods. As a third party logistics provider, we purchase cargo space from carriers (such as airlines, ocean shipping lines, and trucking lines) on a volume basis and resell that space to our customers. We do not compete for overnight courier or small parcel business and do not own aircraft or ships.

We provide a broad range of transportation services and customer solutions, such as customs brokerage, order management, time-definite transportation, warehousing and distribution, temperature-controlled transit, cargo insurance, specialized cargo monitoring and tracking, and other customized logistics and consulting solutions. In addition, our Project Cargo unit handles special project shipments that move via a single method or combination of air, ocean, and/or ground transportation and generally requires a high level of specialized attention because of the unusual size or nature of what is being shipped.

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

Solutions within Airfreight Services include:

Airfreight Consolidation: as an airfreight consolidator, Expeditors purchases cargo capacity from airlines on a volume basis and resells that space to our customers at lower rates than what those customers could negotiate directly from the airlines on an individual shipment. Expeditors determines the routing, consolidates shipments bound for a particular airport distribution point, and then selects the airline for transportation to the distribution point, where either we or one of our agents then arranges for the consolidated lot to be broken down into its component shipments and for the transportation of each individual shipment to its final destination.

Airfreight Forwarding: as a freight forwarder, Expeditors receives and forwards individual, unconsolidated shipments, and arranges the transportation with the airline that carries the shipment.

Ocean Freight and Ocean Services: Within ocean services, Expeditors offers three basic services: ocean freight consolidation, direct ocean forwarding, and order management:

Ocean Freight Consolidation: as an ocean freight consolidator, Expeditors contracts with ocean shipping carriers to obtain transportation for a fixed number of containers between various points during a specified time period at agreed-upon rates. We handle both full container loads as well as Less-than Container Load (LCL) freight, offering lower rates than what is available directly from the shipping lines. We also generate fees for ancillary services such as shipping and customs documentation, packing, crating, insurance services, and the preparation of documentation to comply with local export and import laws.

3.

Direct Ocean Forwarding: when a customer contracts directly with the ocean carrier, Expeditors acts as that customer’s agent and we may receive a commission from the carrier in addition to customer handling fees and ancillary services.

Order Management: Expeditors provides a range of order management services including consolidation of cargo from many suppliers in a particular origin into the fewest possible number of containers, putting more product into larger and fewer containers in order to maximize space, minimize cost and help our customers reduce their carbon footprint.

Customs Brokerage and Other Services: Expeditors offers a range of custom solutions, including:

Customs Brokerage Services: Expeditors helps importers clear shipments through customs by preparing required documentation, calculating and paying duties and other taxes on behalf of the importer, arranging for any required inspections by governmental agencies, and arranging for local pickup, storage and delivery. Such services can include review of commercial documentation, assessment of information regarding value, country of origin, special trade programs, and classification. Our target market is primarily comprised of customers looking to reduce the number of brokers utilized globally; those looking to improve compliance and reporting; and those seeking opportunities to participate in special trade-incentive programs.

Transcon: Expeditors' Transcon consists of multi-modal, intra-continental ground transportation and delivery services and includes value-added, white glove, and time-definite services.

Warehousing and Distribution Services: Expeditors’ distribution and warehousing services include distribution center management, inventory management, order fulfillment, returns programs, and other value-added services. Our warehousing services are offered primarily in leased facilities utilized by multiple customers. Customers benefit from cost savings related to space, labor, equipment and other efficiencies delivered in a transactional pricing model.

Revenues

The following charts show our 2019 revenues by service type:

4.

The Expeditors Network

Beginning in 1981, Expeditors’ primary business focus was on airfreight shipments from Asia to the United States and related customs brokerage and other services. In the mid-1980’s, we began to expand our service capabilities in airfreight, ocean freight and distribution services. Today Expeditors has approximately 18,000 employees and provides a complete range of global logistics services to a diversified group of customers, both in terms of industry specialization and geographic location. As opportunities for profitable growth arise, we plan to open new offices. While Expeditors has historically expanded through organic growth, we have also been open to growth through acquisition of, or establishing joint ventures with existing agents or others within the industry.

At January 31, 2020, Expeditors, including its majority-owned subsidiaries, is organized functionally in geographic operating segments and operates district offices in the regions identified below. Our district offices have been established in locations where Expeditors maintains unilateral control over assets and operations and where the existence of the parent-subsidiary relationship is maintained by means other than record ownership of voting stock.

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

For information concerning the amount of revenues, directly related cost of transportation and other expenses, salaries and other operating expenses, operating income, identifiable assets, capital expenditures and equity attributable to the geographic areas in which we conduct our business, see Note 10 to the consolidated financial statements.

Our Strategy

Expeditors continues to focus on executing key strategic initiatives that are designed to achieve long-term earnings growth. The strategic plan is to grow our business by focusing on the right markets and, within each market, on the right customers, that lead to profitable business growth. Expeditors’ teams are aligned on the specific markets of its focused priorities; on the targeted accounts within those markets; and on ways that we can continue to differentiate ourselves from our competitors. While we continue to emphasize expanding our business in North America, we simultaneously remain focused on growth based on three key strategic initiatives:

1.	Ensure that every operating unit's base-line growth strategies for air, ocean and customs services grow at the relevant market growth rate of each unit (i.e. district or region).
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

Global Logistics and Supply Chain Technology

Expeditors has long believed that it is a competitive advantage to focus on organic growth and to utilize a single enterprise technology platform designed and built by logistics technology professionals for logistics professionals. Our technology platform is built on principles of innovation, agility, collaboration, performance and consistency across the Expeditors global network to meet diverse and complex global logistics and supply

5.

chain needs. The platform is comprised of proprietary, third party and open source technologies. We utilize a globally consistent infrastructure supporting both centralized and distributed technology strategies that incorporate security, disaster recovery and high availability.

Expeditors’ technology platform is designed, coded, tested and implemented by the collaborative efforts of our logistics industry and information technology professionals. Internally developing, maintaining and enhancing technology capabilities is in keeping with Expeditors' long-held belief that it not outsource core functions, with information systems being one of those core functions.

We are not dependent on third parties for developing or enhancing our core technology platforms to address our needs or those of our customers. We continuously monitor emerging technologies for potential applicability to our business. Expeditors also believes that having a single, uniform, globally-connected platform driving logistics operations and providing comprehensive visibility and advanced analytics creates greater efficiency and value, particularly as the value of timely data and insights into that data are increasingly important. We are continually enhancing our systems, including significant upgrades to core operating and accounting systems.

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

Tailored Solutions

As a non-asset based logistics services provider, we have considerable flexibility to tailor customer-specific solutions. By understanding a customer's logistics and supply chain processes, strategies, and objectives, we identify targeted areas of opportunity for improvement, and deploy the right services and solutions for that customer. These services include our core offerings of transportation, customs clearance, warehousing and distribution, and order management, along with expertise in supply chain analysis and optimization, trade compliance consulting, cargo insurance, cargo security, and solutions for oversized and heavy-lift freight. We offer these services across the globe on a single technology platform, in conjunction with consistent and efficient operational processes that adhere to the highest standards of compliance while focusing on the individual needs of each customer.

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

Leveraging Global, Regional and Local Expertise

At Expeditors, we create strategy, process, technology and compliance programs at the corporate level, in order to drive consistency across all levels of the organization. We leverage regional and local expertise by staffing our districts principally with managers and other key personnel who are citizens of the nations in which they operate and who have extensive experience in logistics, coupled with a deep understanding of their local market. District offices are responsible for selling and executing Expeditors' services directly to customers and prospects and are involved in the selection of logistics service providers, in addition to ensuring that customers receive timely and effective services. Defining our strategy at a global level while executing it at a regional and local level with customized supply chain solutions enables us to drive consistency and efficiency. We believe that focus on hiring and developing a diverse and talented workforce with an emphasis on exceptional customer service, along with our incentive-based compensation program, enables us to provide exceptional service and superior financial results.

What Expeditors Ships

The goods that Expeditors handles are generally a function of the products that dominate international trade between any particular origin and destination. These goods include products from multiple industries, including electronics, high technology, healthcare, aerospace and aviation, manufacturing, oil and energy, automotive, retail and fashion. In order to meet customers' complex and industry-specific demands, we utilize industry vertical teams throughout our network that focus on providing tailored solutions to different industries. Industry vertical teams work closely with our regional and district resources to grow our business. No single customer accounts for five percent or more of our revenues.

Expeditors' Services in Detail

The following describes in more detail the operations of each of Expeditors’ services:

6.

Airfreight Services

Airfreight services accounted for approximately 36, 40 and 42 percent of Expeditors' total revenues in 2019, 2018 and 2017, respectively. When performing airfreight services, we typically act either as a freight consolidator or as an agent for the airline that carries the shipment. When acting as a freight consolidator, we purchase cargo capacity from airlines on a volume basis and resell that space to our customers at lower rates than they could obtain directly from airlines on an individual shipment. We then issue a House Airway Bill (HAWB) to our customers as the contract of carriage and, separately, we receive a Master Airway Bill from the airline when the freight is physically tendered. When moving shipments between points where the nature or volume of business does not facilitate consolidation, we receive and forward individual shipments as the agent of the airline that carries the shipment. Whether acting as a consolidator or agent, we offer our customers expertise for optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with securing capacity during periods of high demand.

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

Expeditors consolidates individual shipments based on weight and volume characteristics in cost-effective combinations. Typically, as the weight or volume of a shipment increases, the cost that we charge per pound/kilo or cubic inch/centimeter decreases. The rates charged by airlines also generally decrease as the weight or volume of the shipment increases. As a result, by aggregating shipments and presenting them to an airline as a single shipment, we are able to obtain a lower rate per pound/kilo or cubic inch/centimeter than what is charged for an individual shipment, while generally offering the customer a lower rate than could be obtained directly from the airline for an unconsolidated shipment.

Our airfreight revenues less directly related costs of transportation and other expenses for a consolidated shipment include the differential between the rate that the airline charges Expeditors and the rate that we, in turn, charge our customers, in addition to commissions that the airline pays us and fees that we charge our customers for ancillary services. Such ancillary services we provide include preparation of shipping and customs documentation, packing, crating, insurance services, negotiation of letters of credit, and the preparation of documentation to comply with local export laws.

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

Ocean Freight and Ocean Services

Ocean freight services accounted for approximately 27, 28 and 30 percent of Expeditors' total revenues in 2019, 2018 and 2017, respectively. We operate Expeditors International Ocean, Inc. (EIO), an Ocean Transportation Intermediary, sometimes referred to as a Non-Vessel Operating Common Carrier (NVOCC), which specializes in ocean freight services in most major trade lanes in the world. EIO also provides service, on a smaller scale, to and from any location where we have an office or an agent. Ocean freight services are comprised of three basic services: ocean freight consolidation (EIO), direct ocean forwarding and order management.

7.

Ocean freight consolidation: As an NVOCC, EIO contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate. EIO provides full container load services to companies that need flexibility and access to vessel capacity that they may not necessarily achieve by dealing directly with the shipping lines. Additionally, EIO supports customers that prefer to supplement their carrier strategy with an NVOCC. EIO also leverages the Expeditors global gateway network for the movement of LCL freight for customers needing to ship smaller consignments via ocean. EIO issues a House Ocean Bill of Lading (HOBL) or a House Seaway Bill to customers as the contract of carriage and receives a separate Master Ocean Bill of Lading (MOBL) when freight is physically tendered. Revenues from fees charged to customers for ancillary services that EIO may provide include the preparation of shipping and customs documentation, packing, crating, insurance services, and the preparation of documentation to comply with local export and import laws.

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

Order management: Order management provides services that manage origin consolidation, supplier performance, carrier allocation, carrier performance, container management, document management, delivery management and Order/SKU visibility through our web-based portal. Customers have the ability to monitor and report against near real-time status of orders from the date of creation through final delivery. Item quantities, required ship dates, required delivery dates, commodity descriptions, estimated vs. actual ex-factory dates, container utilization, document creation and visibility are many of the managed functions that are visible and reportable via our web-based portal. Order management is available for various modes of transportation, including ocean, air, truck and rail. Order management revenues are derived from services provided to the shipper, as well as management fees associated with managing order execution against customer specific rules. One basic function of order management involves arranging cargo from many suppliers in a particular origin and “consolidating” these shipments into the fewest possible number of containers to maximize space utilization and minimize cost. Through origin consolidation, customers can reduce the number of containers shipped by putting more product in larger and fewer containers.

Ocean carriers have incurred substantial operating losses in recent years, and many are highly leveraged with debt. Multiple carrier acquisitions and alliances are occurring and certain carriers are entering into traditional freight forwarding services as they pursue scale and additional market share in an effort to reduce operating costs and regain their financial footing. Additionally, many carriers continue to take delivery of new and larger ships, which has created excess capacity. This excess capacity is at the heart of the carriers' financial challenge as they pursue business at lower rate levels to achieve higher load factors. Carriers also face new regulatory requirements that became effective in 2020, requiring reductions in the sulfur in marine fuel, which are increasing their operating and capital costs. Consequently, when the market goes through seasonal peaks or any sort of disruption and demand exceeds supply, the carriers react by increasing their pricing as quickly as possible to offset their previous losses. This carrier behavior, along with fluctuations in demand, creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.

Expeditors’ pricing is based on contract negotiations each year with our global carrier partners. Our pricing model is flexible. We purchase based on customer needs, and our carrier strategy determines our volume and pricing commitments. Fixed pricing arrangements are entered into for a portion of our forecasted commitments, while spot market pricing arrangements are typically negotiated at the regional and local levels.

We offer our customers a wide carrier footprint globally to meet their changing needs. With fewer global carriers than in the past, maintaining close relationships with our carrier partners allows us to meet our customers’ space requirements throughout the year, including during peak periods.

Customs Brokerage and Other Services

Customs brokerage and other services accounted for approximately 37, 32 and 28 percent of Expeditors' total revenues in 2019, 2018 and 2017, respectively. As a customs broker, we assist our customers in clearing shipments through customs by preparing and transmitting required information and documentation, calculating and providing for payment of duties and other taxes on behalf of the importer, arranging required inspections by governmental agencies, and providing delivery services. We provide customs brokerage services in conjunction with transportation services or independently. Expeditors supports regulatory compliance and visibility to the supply chain through process and system controls, technology and oversight by licensed and trained professionals. We offer a customized, solutions-based approach to our customers, based on the complexity of their business. Our pricing reflects this complexity and scope, in addition to the number of declarations filed.

We also provide other value added services within our network, such as warehousing and distribution, Transcon and consulting services. Expeditors' distribution and warehousing services include distribution center management, inventory management, order fulfillment, returns programs and industry-specific, value-added services. Our warehousing services are offered primarily in leased facilities utilized by multiple customers. Customers benefit from cost savings related to space, labor, equipment and other efficiencies delivered in a transactional pricing model. Expeditors' Transcon consists of multi-modal, intra-continental ground transportation and delivery services and includes value-added,

8.

white glove, and time-definite services. Expeditors responds to customer-driven requests for trade compliance consulting services, primarily through Tradewin. Fees for these non-transactional services are based upon hourly billing rates and bids for mutually agreed projects.

Competition

The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. There are a large number of companies competing in one or more segments of the industry, but the number of firms with a global network that offer a full complement of logistics services is more limited. Certain ocean carriers are entering into traditional freight forwarding services as they pursue scale and additional market share in an effort to reduce operating costs and regain their financial footing. Further, there are new technology-based competitors entering the industry. Some of our competitors have significantly more resources than Expeditors. Depending on the location of the shipper and the importer, Expeditors must compete against both the niche players and larger entities. The industry continues to experience consolidations into larger firms striving for stronger and more complete multinational and multi-service networks. However, regional and local competitors still maintain a strong presence in certain markets.

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

Our ability to attract, retain, and motivate highly qualified personnel with experience in global logistics services is an essential, if not the most important, element of Expeditors' ability to compete in the industry. To this end, we have adopted incentive compensation programs that make percentages of an operating unit's revenues and operating income available to managers for distribution among key personnel. We believe that these incentive compensation programs, combined with our experienced personnel and our ability to coordinate global marketing and business development efforts, provide a distinct competitive advantage.

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

9.

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

Expeditors is committed to continual improvement in reducing the impact of our operations on the environment and assisting our customers in their efforts to reduce their carbon footprint. We have employee-led Green Teams which cover each of our local district offices and are responsible for projects focused on reducing Expeditors' Scope 1 and Scope 2 emissions (as defined by the Greenhouse Gas Protocol, Scope 1 emissions include all direct greenhouse gas emissions; Scope 2 includes indirect greenhouse gas emission from purchased electricity, heat or steam). We have voluntarily disclosed our Scope 1 and Scope 2 emissions data to CDP since 2010. We are also attentive to our Scope 3 emissions (as defined by the Greenhouse Gas Protocol, Scope 3 emissions include all other indirect emissions that occur in a company’s value chain) therefore, we are currently a member of both SmartWay and Transporte Limpio in North America. SmartWay is a voluntary public-private program sponsored by the EPA for tracking, documenting and sharing information about fuel use and freight emissions across supply chains. Transporte Limpio is a similar, voluntary program sponsored by the Mexican government.

Employees

At December 31, 2019, Expeditors employed approximately 18,000 people, of which approximately 11,500 were employed in international locations.

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

10.

Information about our Executive Officers

The following table sets forth the names, ages, and positions of current executive officers of our company.

Name	Age	Position
Jeffrey S. Musser	54	President, Chief Executive Officer and Director
Eugene K. Alger	59	President, Global Services
Daniel R. Wall	51	President, Global Products
Richard H. Rostan	63	President, Global Geographies and Operations
Bradley S. Powell	59	Senior Vice President and Chief Financial Officer
Christopher J. McClincy	45	Senior Vice President and Chief Information Officer
Benjamin G. Clark	51	Senior Vice President, Chief Strategy Officer and Corporate Secretary
Jeffrey F. Dickerman	44	Senior Vice President, General Counsel

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

Benjamin G. Clark joined Expeditors in February 2015 as Senior Vice President and General Counsel, was appointed Corporate Secretary in May 2015 and was appointed to Chief Strategy Officer in January 2020. From January 2014 until joining Expeditors, Mr. Clark served as Executive Vice President and General Counsel of the Dematic Group, a global provider of intelligent intralogistics and materials handling solutions. Prior to his experience with Dematic, Mr. Clark spent four years as the Vice President and Deputy General Counsel for the publicly traded Celanese Corporation, a global technologies and specialty materials company. From 2002 to 2009 Mr. Clark worked for Honeywell International, Inc., where he held progressively responsible roles concluding as the Vice President and General Counsel, Aerospace Global Operations.

Jeffrey F. Dickerman joined Expeditors in October 2004 as Associate Corporate Counsel and became Corporate Counsel in 2007. Mr. Dickerman became Director, Global Legal Services in 2011 and Vice President and Associate General Counsel in 2015. In 2019, Mr. Dickerman became Vice President, Deputy General Counsel. In January 2020, Mr. Dickerman was appointed to Senior Vice President, General Counsel. Prior to joining Expeditors, Mr. Dickerman was an Associate Attorney at Stoel Rives LLP.

11.

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

The continuing global threats from terrorism, cyberattacks, smuggling and wars, and governments’ overriding concern for the safety of passengers and citizens who import and/or export goods into and out of their respective countries, have resulted in a proliferation of cargo security and other regulations. Many of these regulations are complex and require varying degrees of interpretation. While these regulations have already created a marked difference in the security and other arrangements required to move shipments around the globe, regulations are expected to become more stringent in the future. As governments look for ways to tighten border controls and minimize the exposure of their citizens to criminal elements and potential terror-related incidents, we and our competitors in the transportation business may be required to incorporate security and other procedures within our respective scope of services to a far greater degree than has been required in the past. We believe that increased security and other requirements may involve further investments in technology and more sophisticated screening procedures being applied to cargo, customers, vendors and employees. Expeditors' position is that any increased cost of compliance with security regulations will be passed through to those who are beneficiaries of our services.

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

12.

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

In certain circumstances, Expeditors will assume additional limited liability. We maintain cargo legal liability insurance covering claims for losses attributable to missing or damaged shipments for which we are legally liable. Expeditors also maintains insurance coverage for the property of others that is stored in our warehouse facilities. This insurance coverage is provided by a Vermont, U.S.-based insurance entity wholly-owned by Expeditors. The coverage is fronted and re-insured by a global insurance company. The total risk retained by Expeditors in 2019 was $5 million. In addition, we are licensed as an insurance broker through our subsidiary, Expeditors Cargo Insurance Brokers, Inc., and place insurance coverage for other customers.

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
• changes in labor and other costs;
• natural disasters and pandemics, including current effects of precautionary measures for the Novel Coronavirus outbreak;
• changes in consumer attitudes regarding goods made in countries other than their own;
• changes in availability of credit;
• changes in the price and readily available quantities of oil and other petroleum-related products; and
• increased global concerns regarding working conditions and environmental sustainability.

Service Providers

As a non-asset based provider of global logistics services, Expeditors depends on a variety of asset-based service providers, including air, ocean and ground freight carriers. The quality and profitability of our services depend upon effective selection, management and discipline of service providers. In recent years, many of our service providers have incurred significant operating losses and are highly leveraged with debt. Additionally, several ocean carriers have consolidated, with the potential for more to occur in the future. Changes in the financial stability, operating capabilities and capacity of asset-based carriers and capacity allotment made available to Expeditors by asset-based carriers could affect us in unpredictable ways. Any combination of reduced carrier capacity or availability, pricing volatility or more limited carrier transportation schedules, such as those caused by the Novel Coronavirus, could negatively impact our ability to execute services and maintain historical profitability.

Expeditors' carriers are subject to increasingly stringent laws, which could directly or indirectly have a material adverse effect on our business. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the transportation industry, which in turn could increase our purchased transportation costs. If we are unable to pass such costs on to our customers, our business and results of operations could be materially adversely affected.

13.

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

Regulatory Environment

Expeditors is affected by ever increasing regulations from a number of sources in the United States and in foreign locations in which we operate. Many of these regulations are complex and require varying degrees of interpretation, including those related to handling dangerous and hazardous materials, trade compliance, data privacy, environmental, employment, compensation and competition, and may result in unforeseen costs.

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

14.

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

Taxes

Expeditors is subject to taxation in the United States (Federal, state and local) as well as many foreign jurisdictions including the People’s Republic of China, including Hong Kong, Taiwan, Vietnam, India, Mexico, Canada, Netherlands and the United Kingdom. In many of these jurisdictions, the tax laws are very complex and are open to different interpretations and application. Tax authorities frequently implement new taxes and change their tax rates and rules, including interpretations of those rules. The timing of the resolution of income tax examinations can be highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts recorded.

It is reasonably possible that within the next twelve months we will undergo further audits and examinations by various tax authorities and possibly may reach resolution related to income tax examinations covering one or more jurisdictions and years. In December 2017, the United States made significant changes to its tax laws, still subject to issuance of new regulations and interpretation, which added complexity and uncertainty in calculating corporate tax liabilities. We are regularly under audit by tax authorities, including transfer pricing inquiries. Although we believe our tax estimates are reasonable, the final determination of tax audits, including any potential penalties and interest, could be materially different from our tax provisions and accruals and negatively impact our financial results.

Litigation/ Investigations

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

Economic Conditions

The global economy and capital and credit markets continue to experience uncertainty and volatility. Unfavorable changes in economic conditions may result in lower freight volumes and adversely affect Expeditors' revenues and operating results, as experienced in 2009, 2012 and 2019. These conditions may adversely affect certain of our customers and service providers. Were that to occur, our revenues and net earnings could continue to be adversely affected. Should our customers’ ability to pay deteriorate, additional bad debts may be incurred.

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

Volatile market conditions can create situations where rate increases charged by carriers and other service providers are implemented with little or no advance notice. We often cannot pass these rate increases on to our customers in the same time frame, if at all. As a result, our yields and margins can be negatively impacted, as recently experienced.

15.

Catastrophic Events

A disruption or failure of Expeditors' systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack, strike, civil unrest, mass population dislocations, pandemic or other catastrophic event could cause delays in providing services or performing other mission-critical functions. Our corporate headquarters and certain other critical business operations are in the Seattle, Washington area, which is near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results.

ITEM 1B — UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 — PROPERTIES

Expeditor’s corporate headquarters are located in Seattle, Washington. We conduct operations in approximately 450 locations worldwide, of which approximately 100 are in the United States and 22 are owned. These owned and leased locations are primarily located close to an airport, ocean port, or on an important border crossing. These facilities are strategically located to cover the geographic areas served by Expeditors. The majority of these facilities contain warehouse facilities. We will from time to time investigate the possibility of building or buying suitable facilities. We believe that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.

ITEM 3 — LEGAL PROCEEDINGS

Expeditors is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on our operations, cash flows or financial position. As of December 31, 2019, the amounts recorded for these claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Expeditors' common stock trades on The NASDAQ Global Select Market under the symbol EXPD.

There were 678 shareholders of record as of February 18, 2020. This figure does not include a substantially greater number of beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.

The Board of Directors declared semi-annual dividends per share during the two most recent fiscal years paid as follows:

June 17, 2019	$0.50
December 16, 2019	$0.50
June 15, 2018	$0.45
December 17, 2018	$0.45

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
October 1-31, 2019	—	$—	—	10,294,290
November 1-30, 2019	—	$—	—	10,736,102
December 1-31, 2019	1,246,888	$73.89	1,246,888	9,622,194
Total	1,246,888	$73.89	1,246,888	9,622,194

16.

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

The graph below compares Expeditors International of Washington, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the NASDAQ Industrial Transportation index (NQUSB2770T). The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2014 and tracks it through 12/31/2019. Total return assumes reinvestment of dividends in each of the indices indicated.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

Among Expeditors International of Washington, Inc., the S&P 500 Index

and the NASDAQ Industrial Transportation Index.

	12/14	12/15	12/16	12/17	12/18	12/19
Expeditors International of Washington, Inc.	$100.00	$102.62	$122.44	$151.71	$161.60	$187.74
Standard and Poor's 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
NASDAQ Industrial Transportation (NQUSB2770T)	100.00	77.05	99.57	127.01	115.52	145.48

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

17.

ITEM 6 — SELECTED FINANCIAL DATA

Financial Highlights

in thousands, except per share data	2019	2018	2017	2016	2015
Revenues	$8,175,426	8,138,365	6,920,948	6,098,037	6,616,632
Operating income	$766,692	796,563	700,260	670,163	721,484
Net earnings attributable to shareholders	$590,395	618,199	489,345	430,807	457,223
Diluted earnings attributable to shareholders per share	$3.39	3.48	2.69	2.36	2.40
Basic earnings attributable to shareholders per share	$3.45	3.55	2.73	2.38	2.42
Dividends declared and paid per common share	$1.00	0.90	0.84	0.80	0.72
Cash used for dividends	$170,553	156,840	150,495	145,123	135,673
Cash used for share repurchases	$389,060	647,898	478,258	337,658	629,991
Working capital	$1,601,605	1,407,977	1,448,333	1,288,648	1,115,136
Total assets	$3,691,884	3,314,559	3,117,008	2,790,871	2,565,577
Shareholders’ equity	$2,195,028	1,986,838	1,991,858	1,844,638	1,691,993
Weighted average diluted shares outstanding	174,209	177,833	181,666	182,704	190,223
Weighted average basic shares outstanding	170,899	174,133	179,247	181,282	188,941

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2019 contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, Expeditors or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, presentations, oral statements made with the approval of an authorized executive officer or in various filings made by Expeditors with the Securities and Exchange Commission. Statements including those preceded by, followed by or that include the words or phrases “will likely result”, “are expected to”, "would expect", "would not expect", “will continue”, “is anticipated”, “estimate”, “project”, "provisional", "plan", "believe", "probable", "reasonably possible", "may", "could", "should", "intends", "foreseeable future" or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are qualified in their entirety by reference to and are accompanied by the discussion under Risk Factors in Item 1A of certain important factors that could cause actual results to differ materially from such forward-looking statements.

The risks included in Item 1A are not exhaustive. Furthermore, reference is also made to other sections of this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Quantitative and Qualitative Disclosures About Market Risk in Item 7A, which include additional factors that could adversely impact Expeditors' business and financial performance. Moreover, Expeditors operates in a very competitive, complex and rapidly changing global environment. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all of such risk factors on Expeditors' business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of actual results.

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

18.

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

19.

We manage our company along five geographic areas of responsibility: Americas; North Asia; South Asia; Europe; and Middle East, Africa and India (MAIR). Each area is divided into sub-regions that are composed of operating units with individual profit and loss responsibility. Our business involves shipments between operating units and typically touches more than one geographic area. The nature of the international logistics business necessitates a high degree of communication and cooperation among operating units. Because of this inter-relationship between operating units, it is very difficult to examine any one geographic area and draw meaningful conclusions as to its contribution to our overall success on a stand-alone basis. The following chart shows revenues by geographic areas of responsibility for the years ended December 31, 2019, 2018 and 2017:

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

North Asia is our largest export oriented region and accounted for 31% of revenues, 36% of directly related cost of transportation and other expenses and 33% of operating income for the year ended December 31, 2019. North Asia's directly related cost of transportation and other expenses are higher than other segments due to the largely export nature of the operations in that region. The People’s Republic of China, including Hong Kong, represented more than 85% of North Asia revenues, 86% of directly related cost of transportation and other expenses and 81% operating income for the year ended December 31, 2019.

20.

Expeditors' Culture

From the inception of our company, management has believed that the elements required for a successful global service organization can only be assured through recruiting, training, and ultimately retaining superior personnel. We believe that our greatest challenge is now, and always has been, perpetuating a consistent global corporate culture which demands:

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

21.

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

Ocean carriers have incurred substantial operating losses in recent years, and many are highly leveraged with debt. These financial challenges have resulted in multiple carrier acquisitions and carrier alliance formations. Additionally, carriers continue to take delivery of new and larger ships, which may increase capacity. Carriers also face new regulatory requirements that became effective in 2020 requiring reductions in the sulfur in marine fuel, which are increasing their operating and capital costs. When the market experiences seasonal peaks or any sort of disruption, the carriers often increase their pricing suddenly. This carrier behavior creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.

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

We expect China trade, and hence our operations, to be affected by the recent outbreak of Novel Coronavirus (COVID-19) that began in China and was declared by the World Health Organization as a global health emergency. As precautionary measures, the government in China extended the Lunar New Year Holiday into February 2020 and has implemented travel restrictions and closures of certain central China ports and government offices. Additionally, factories have experienced extended closures and certain airlines are cancelling flights to and from China. As a result, certain of our central China offices have experienced closures and limited operations and shipments are being rerouted or delayed by customers and service providers, who are taking their own precautionary measures. Also, available airfreight capacity could be reduced affecting our ability to efficiently route our customers’ freight. Any such conditions of operations, for an extended period of time would result in a reduction in shipments that could negatively affect our results of operations in 2020. In addition to traditional supply chain movements, we also believe this may have a further impact to global supply chains through potential shortages of raw materials, parts and supplies.

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

Critical Accounting Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Preparing our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. A summary of our significant accounting policies can be found in Note 1 to the consolidated financial statements in this report.

22.

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

The outcome of loss contingencies, including legal proceedings and claims and government investigations, brought against us are subject to significant uncertainty. An estimated loss from a contingency, such as a legal proceeding, claim or government investigation, is recorded by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a loss contingency is made if there is at least a reasonable possibility that a significant loss has been incurred. In determining whether a loss should be recorded, management evaluates several factors, including advice from outside legal counsel, in order to estimate the likelihood of an unfavorable outcome and to make a reasonable estimate of the amount of loss or range of reasonably possible loss. Changes in these factors could have a material impact on our financial position, results of operations and operating cash flows for any particular quarter or year.

Accounting for income taxes involves significant estimates and judgments. We are subject to taxation in various states and in many foreign jurisdictions including the People’s Republic of China, including Hong Kong, Taiwan, Vietnam, India, Mexico, Canada, Netherlands and the United Kingdom. Management believes that our tax positions, including intercompany transfer pricing policies, are reasonable and that they are consistently applied. We are under, or may be subject to, audit or examination and assessments by the relevant authorities in respect of these particular jurisdictions primarily for 2009 and thereafter. Sometimes audits and examinations result in proposed assessments where the ultimate resolution could result in significant additional tax, penalties and interest payments being required. We establish liabilities when, despite our belief that the tax return positions are appropriate and consistent with tax law, we conclude that we may not be successful in realizing the tax position. In evaluating a tax position, we determine whether it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position and in consultation with qualified tax advisors.

The total amount of our tax contingencies may increase in 2020. In addition, changes in state, federal, and foreign tax laws and changes in interpretations of these laws may increase our existing tax contingencies. The timing of the resolution of income tax examinations can be highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ significantly from the amounts recorded. It is reasonably possible that within the next 12 months we may undergo further audits and examinations by various tax authorities and it is also possible that we may reach resolution related to income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on tax filings in future years and may increase the amount of tax expense we recognize as well as the potential for penalties and interest being incurred. Our estimate of any ultimate tax liability contains assumptions based on our experience, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by the taxing jurisdiction. Though we believe the estimates and assumptions used to support the evaluation of our tax positions are reasonable, the actual amount of any change could vary significantly depending on the ultimate timing and nature of its resolution.

As discussed in Note 1.F to the consolidated financial statements, earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States. Accordingly, prior to the implementation of the requirements of U.S. tax reform under the Tax Cuts and Jobs Act (2017 Tax Act) in December of 2017, U.S. Federal and State income taxes were provided for all undistributed earnings net of related foreign tax credits. See Note 7 to the consolidated financial statements for impacts associated with U.S. tax reform under the 2017 Tax Act. The 2017 Tax Act, which is also commonly referred to as “U.S. tax reform,” significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously undistributed foreign earnings of non-U.S. subsidiaries.

Our effective tax rate will largely depend on the mix of pretax earnings that we generate in the U.S. as compared to the rest of the world and the impact of any discrete items for events occurring in the period or future changes in tax regulations and related interpretations.

23.

Results of Operations

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

The following table shows the revenues, the directly related cost of transportation and other expenses for our principal services and our overhead expenses for 2019, 2018 and 2017. The table, chart and the accompanying discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto in this report.

				Percentage change
In thousands	2019	2018	2017	2019 vs. 2018
Airfreight services:
Revenues	$2,929,882	$3,271,932	$2,877,032	(10)%
Expenses	2,143,999	2,410,793	2,126,761	(11)
Ocean freight and ocean services:
Revenues	2,217,554	2,251,754	2,107,045	(2)
Expenses	1,613,646	1,664,168	1,543,740	(3)
Customs brokerage and other services:
Revenues	3,027,990	2,614,679	1,936,871	16
Expenses	1,781,313	1,443,031	931,258	23
Overhead expenses:
Salaries and related costs	1,422,315	1,393,259	1,267,120	2
Other	447,461	430,551	351,809	4
Total overhead expenses	1,869,776	1,823,810	1,618,929	3
Operating income	766,692	796,563	700,260	(4)
Other income, net	29,102	21,766	18,335	34
Earnings before income taxes	795,794	818,329	718,595	(3)
Income tax expense	203,778	198,539	228,212	3
Net earnings	592,016	619,790	490,383	(4)
Less net earnings attributable to the noncontrolling interest	1,621	1,591	1,038	2
Net earnings attributable to shareholders	$590,395	$618,199	$489,345	(4)%

24.

2019 compared with 2018

Airfreight services:

Airfreight services revenues decreased 10% in 2019, as compared with 2018, primarily due to a 9% decrease in sell rates and a 6% decrease in tonnage as a result of the softening of market demand due to slowing of the global economy and continuing inter-governmental trade disputes. North Asia, North America and Europe revenues decreased 16%, 15% and 13%, respectively, in 2019.

Airfreight services expenses decreased 11% in 2019, respectively, as compared with the same periods for 2018 principally as a result of a 9% decrease in buy rates and a 6% decrease in tonnage due to available carrier capacity relative to market demand. North Asia, North America and Europe directly related expenses decreased 16%, 18% and 15%, respectively, in 2019.

Most regions experienced decreases in tonnage with the largest being North Asia, North America and Europe with declines in tonnage of 9%, 5% and 5% respectively, in 2019. The latter part of 2018 benefited from customers accelerating shipments in order to avoid higher tariffs.

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

25.

Ocean freight and ocean services:

Ocean freight consolidation, direct ocean forwarding and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues and expenses decreased 2% and 3%, respectively, in 2019, as compared with 2018. The largest component of our ocean freight and ocean services revenue was derived from ocean freight consolidation, which represented 65% and 68% of ocean freight and ocean services revenue in 2019 and 2018, respectively.

Ocean freight consolidation revenues and expenses decreased 6% and 7%, respectively in 2019, as compared with 2018 primarily due to a 3% decline in containers shipped primarily in North Asia and North America. The 2019 decline in containers shipped began in the third quarter and accelerated in the fourth quarter with a quarterly decline of 13% compared to fourth quarter 2018. The latter part of 2018 benefited from customers accelerating shipments in order to avoid higher tariffs. The changes in freight consolidation revenues and directly related expenses also include the revised presentation of destination services in 2019, which decreased revenues and directly related operating expenses in ocean freight consolidation but did not change consolidated operating income.

Direct ocean freight forwarding revenues and expenses increased 9% and 12%, respectively, primarily due to higher volumes in North America and Europe. Order management revenues and expenses increased 6% and 7%, respectively, mostly resulting from higher volumes in South Asia.

North Asia ocean freight and ocean services revenues and directly related expenses decreased 13% and 15%, respectively, primarily due to a decrease in container volume. This was partially offset by an increase in South Asia ocean freight and ocean services revenues and directly related expenses of 12% and 9%, respectively, primarily due to an increase in container volume and higher sell and buy rates.

We expect that pricing volatility will continue as customers solicit bids, react to governmental trade policies, and carriers adapt to changes in capacity and market demand, and merge or create alliances with other carriers. Carriers also face new regulatory requirements that become effective in 2020 to reduce the use of sulfur in marine fuel, which are increasing their operating and capital costs, which could result in higher costs for us. These conditions could result in lower operating income.

Customs brokerage and other services:

Customs brokerage and other services revenues increased 16% and expenses increased 23% in 2019, as compared with 2018, primarily due to increased demand for brokerage services and time-definite value added road freight services. Customers are seeking knowledgeable customs brokers with sophisticated computerized capabilities critical to an overall logistics management program, necessary to rapidly respond to changes in the regulatory and security environment. The 2019 results include the effect of changing our presentation of certain import services from a net to a gross basis and our revised presentation of destination services, which increased revenues and directly related operating expenses in customs brokerage and other services but did not change operating income.

North America revenues and directly related expenses increased 23% and 33%, respectively, and Europe revenues and directly related expenses increased 4% and 6%, respectively, in 2019, as compared with 2018, primarily as a result of higher volumes in road freight and the effect of the change in presentation of certain import services.

Overhead expenses:

Salaries and related costs increased 2% in 2019, as compared with 2018, principally due to an increase in the number of employees, primarily in North America and Europe, higher base salaries and stock based compensation, partially offset by reductions in bonus earned from lower operating income. The number of employees increased primarily to support increased activity in our business operations.

Historically, the relatively consistent relationship between salaries and operating income has been the result of a compensation philosophy that has been maintained since the inception of our company: offer a modest base salary and the opportunity to share in a fixed and determinable percentage of the operating profit of the business unit controlled by each key employee. Using this compensation model, changes in individual incentive compensation occur in proportion to changes in our operating income, creating an alignment between branch and corporate performance and shareholder interests.

26.

Our management compensation programs have always been incentive-based and performance driven. Bonuses to field management in 2019 were up 2% when compared to the same period in 2018. Bonuses under the executive incentive compensation plan were down 12%, primarily due a decrease in operating income, a 3% reduction made to senior executive management bonus allocations, as well as unused bonus allocations available for future investments in the development of key personnel.

Because our management incentive compensation programs are also cumulative, generally no management bonuses can be paid unless the relevant business unit is, from inception, cumulatively profitable. Any operating losses must be offset in their entirety by operating profits before management is eligible for a bonus. Executive management, in limited circumstances, makes exceptions at the branch operating unit level. Since the most significant portion of management compensation comes from the incentive bonus programs, we believe that this cumulative feature is a disincentive to excessive risk taking by our managers. The outcome of any higher risk transactions, such as overriding established credit limits, would be known in a relatively short time frame. Management believes that when the potential and certain impact on the bonus is fully considered in light of the short operating cycle of our services, the potential for short-term gains that could be generated by engaging in risky business practices is sufficiently mitigated to discourage excessive and inappropriate risk taking. Management believes that both the stability and the long-term growth in operating income and net earnings are a result of the incentives inherent in our compensation programs.

Other overhead expenses increased 4% in 2019, as compared with 2018. The increase in expenses was due to renting additional space, occupancy costs, technology-related fees, consulting expenses and warehouse expenses, partially offset by lower depreciation and amortization expense. We will continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to explore new areas for profitable growth.

Income tax expense:

Our consolidated effective income tax rate was 25.6% in 2019, as compared to 24.3% in 2018. The effect of higher average tax rates of our international subsidiaries, when compared to U.S. federal and state tax rates, were partially offset by U.S. foreign tax credits and U.S. income tax deductions for Foreign-derived intangible income (FDII).  In 2019 and 2018, we benefited from U.S. Federal tax credits totaling $15.7 million and $20.3 million, respectively, principally because of withholding taxes related to our foreign operations, as well as U.S. income tax deductions for Foreign-derived intangible income (FDII) of $9.0 and $4.8 million, respectively. In addition, in both 2019 and 2018 we benefited from state income tax refunds totaling approximately $4 million. These amounts were partially offset by the effect of higher foreign tax rates of our international subsidiaries, when compared to the U.S. Federal income tax rate of 21%, as well as certain expenses that are no longer deductible under the 2017 Tax Act, including certain executive compensation in excess of amounts allowed.

Some elements of the recorded impacts of the 2017 Tax Act could be impacted by further legislative action as well as additional interpretations and guidance issued by the IRS or Treasury. See Note 7 to the consolidated financial statements for additional information.

The tax benefit associated with non-qualified stock option and restricted stock unit grants is recorded when the related compensation expense is recorded (excess tax benefits are recorded upon the exercise of non-qualified stock options and vesting of RSUs and PSUs) while the tax benefit received for incentive stock options and employee stock purchase plans shares cannot be anticipated and are therefore recognized if and when a disqualifying disposition occurs. Our effective tax rate is subject to variation and the effective tax rate may be more or less volatile based on the amounts of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on the effective rate is greater when pre-tax income is lower. Total consolidated foreign income tax expense is composed of the income tax expense of our non-U.S. subsidiaries as well as income based withholding taxes paid by our non-U.S. subsidiaries on behalf of its parent for intercompany payments, including the remittance of dividends.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates dealing with a multitude of currencies other than the U.S. dollar. This results in our being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or agency relationships have strict currency control regulations, which influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during 2019, 2018 and 2017 was insignificant. We had no foreign currency derivatives outstanding at December 31, 2019 and 2018. Net foreign currency losses were approximately $9 million, $2 million and $13 million in 2019, 2018 and 2017, respectively.

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

27.

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

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the year ended December 31, 2019 was $772 million, as compared with $573 million for 2018. This $199 million increase is primarily due to decreases in accounts receivable, partially offset by a decrease in earnings. At December 31, 2019, working capital was $1,602 million, including cash and cash equivalents of $1,230 million. We had no long-term debt at December 31, 2019. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

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

Cash used in investing activities for the year ended December 31, 2019 was $46 million, as compared with $48 million for 2018. We had capital expenditures of $47 million in 2019 which is consistent with 2018. Capital expenditures in 2019 related primarily to continuing investments in building and leasehold improvements and technology and facilities equipment. Occasionally, we elect to purchase buildings to house staff and to facilitate the staging of customers’ freight. Total anticipated capital expenditures in 2020 are currently estimated to be $50 million. This includes routine capital expenditures and investments in technology.

Cash used in financing activities for the year ended December 31, 2019 was $418 million as compared with $628 million in 2018. We used the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to reduce issued and outstanding shares. During 2019 and 2018, we used cash to repurchase 5.3 million and 9.0 million shares of common stock, respectively, to reduce the number of total outstanding shares. During 2019 and 2018, we paid dividends of $1.00 and $0.90 per share, respectively.

We have a Discretionary Stock Repurchase Plan under which management is allowed to repurchase shares to reduce the issued and outstanding stock to 160 million shares of common stock. During 2019, we repurchased 5.2 million shares at an average price of $72.89 per share. We had a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises. As of March 31, 2019, all shares authorized under this plan have been repurchased. During 2019, we repurchased 88 thousand shares at an average price of $74.03 per share. See Note 5 to the consolidated financial statements for cumulative repurchases under both repurchase plans.

28.

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

At December 31, 2019, we were contingently liable for $69 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

		Amount of commitment expiration per period
In thousands	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Standby letters of credit and guarantees	$69,489	62,745	2,952	842	2,950

At December 31, 2019, our contractual obligations are as follows:

		Payments due by period
In thousands	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Contractual Obligations:
Operating leases, including imputed interest	$467,226	81,713	138,980	100,872	145,661
Unconditional purchase obligations	$49,698	49,698	—	—	—
Construction, equipment and technology purchase obligations	$46,682	25,309	21,097	52	224
Total contractual cash obligations	$563,606	156,720	160,077	100,924	145,885

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

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At December 31, 2019, cash and cash equivalent balances of $457 million were held by our non-United States subsidiaries, of which $5 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

29.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the year ended December 31, 2019, would have had the effect of raising operating income by approximately $51 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $41 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the year ended December 31, 2019, was insignificant. Net foreign currency losses were approximately $9 million, $2 million and $13 million in 2019, 2018 and 2017, respectively. We had no foreign currency derivatives outstanding at December 31, 2019 and 2018. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of December 31, 2019, we had $46 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.

Interest Rate Risk

At December 31, 2019, we had cash and cash equivalents of $1,230 million, of which $813 million was invested at various short-term market interest rates. We had no long-term debt at December 31, 2019. A hypothetical change in the interest rate of 10 basis points at December 31, 2019 would not have a significant impact on our earnings.

In management’s opinion, there has been no material change in our interest rate risk exposure between 2019 and 2018.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed on the pages listed below, as part of Part II, Item 8 of this report.

30.

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

A system of internal control can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management, including the Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company's internal control over financial reporting, as of December 31, 2019, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2019, which is included on page F-3.

ITEM 9B — OTHER INFORMATION

Not applicable.

31.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth below or incorporated by reference to information under the caption “Proposal No. 1: Election of Directors” and to the information under the caption “Board Operations" in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 5, 2020. See also Part I - Item 1 – Information about our Executive Officers.

Audit Committee and Audit Committee Financial Expert

Expeditors' Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Richard B. McCune, Robert P. Carlile, James M. Dubois, Alain Monié, and Diane H. Gulyas. Expeditors' Board has determined that Richard B. McCune, Chairman of the Audit Committee, and Robert P. Carlile, Director of the Audit Committee, are audit committee financial experts as defined by Item 407(d)(5) of Regulation S-K under the Exchange Act and that each member of the Audit Committee is independent under the NASDAQ independence standards applicable to audit committee members.

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

ITEM 11 — EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to information under the captions “Director Compensation Program” and “Compensation Discussion and Analysis” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 5, 2020.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to information under the captions “Shareholder Engagement & Stock Ownership Information” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 5, 2020.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2019, regarding compensation plans under which equity securities of Expeditors are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3)
Equity Compensation Plans Approved by Security Holders	7,871,918	$48.85	3,902,445
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	7,871,918	$48.85	3,902,445

(1)

Represents shares issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock units under the Omnibus Incentive Plan and performance stock units that will vest if target levels are achieved.

32.

(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units and performance stock units, which have no exercise price.
(3)	Includes 3,158,034 available for issuance under the employee stock purchase plans and 744,411 available for future grants of equity awards under the Omnibus Incentive Plan

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to information under the captions “Certain Relationships and Related Transactions” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 5, 2020.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to information under the caption “Relationship with Independent Registered Public Accounting Firm” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 5, 2020.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
(a)	1.	FINANCIAL STATEMENTS
		Reports of Independent Registered Public Accounting Firm	F-1 through F-3
		Consolidated Balance Sheets as of December 31, 2019 and 2018	F-4
		Consolidated Statements of Earnings for the Years Ended December 31, 2019, 2018 and 2017	F-5
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017	F-6
		Consolidated Statements of Equity for the Years Ended December 31, 2019, 2018 and 2017	F-7
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017	F-8
		Notes to Consolidated Financial Statements	F-9 through F-24
	2.	FINANCIAL STATEMENT SCHEDULES
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

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of Expeditors is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)	Form of Employment Agreement executed by Jeffrey S. Musser, Expeditors' President and Chief Executive Officer. See Exhibit 10.23.
(2)	Form of Employment Agreement executed by Expeditors' Chief Financial Officer. See Exhibit 10.25.
(3)	Form of Employment Agreement executed by Expeditors' President, Global Products. See Exhibit 10.27.
(4)	Expeditors' 2008 Executive Incentive Compensation Plan. See Exhibit 10.35.
(5)	Expeditors' 2014 Directors’ Restricted Stock Plan. See Exhibit 10.36.
(6)	Expeditors' 2002 Amended and Restated Employee Stock Purchase Plan. See Exhibit 10.42.
(7)	Expeditors' 2009 Stock Option Plan. See Exhibit 10.53.
(8)	Form of Stock Option Agreement used in connection with options granted under Expeditors' 2009 Stock Option Plan. See Exhibit 10.54.
(9)	Expeditors' 2010 Stock Option Plan. See Exhibit 10.55.
(10)	Form of Stock Option Agreement used in connection with options granted under Expeditors’ 2010 Stock Option Plan. See Exhibit 10.56.
(11)	Expeditors' 2011 Stock Option Plan. See Exhibit 10.57.
(12)	Form of Stock Option Agreement used in connection with options granted under Expeditors' 2011 Stock Option Plan. See Exhibit 10.58.
(13)	Expeditors' 2012 Stock Option Plan. See Exhibit 10.59.
(14)	Form of Stock Option Agreement used in connection with options granted under Expeditors' 2012 Stock Option Plan. See Exhibit 10.60.

33.

(15)	Expeditors' 2013 Stock Option Plan. See Exhibit 10.61.
(16)	Form of Stock Option Agreement used in connection with options granted under Expeditors' 2013 Stock Option Plan. See Exhibit 10.62.
(17)	Expeditors' 2014 Stock Option Plan. See Exhibit 10.63.
(18)	Form of Stock Option Agreement used in connection with options granted under Expeditors; 2014 Stock Option Plan. See Exhibit 10.64.
(19)	Expeditors' 2015 Stock Option Plan. See Exhibit 10.65.
(20)	Form of Stock Option Agreement used in connection with options granted under Expeditors' 2015 Stock Option Plan. See Exhibit 10.66.
(21)	Expeditors' 2016 Stock Option Plan. See Exhibit 10.67.
(22)	Form of Stock Option Agreement used in connection with options granted under Expeditors' 2016 Stock Option Plan. See Exhibit 10.68.
(23)	Expeditors' 2017 Omnibus Incentive Plan. See Exhibit 10.69
(24)	Form of Executive Restricted Stock Unit Award Agreement used in connection with executive restricted stock units granted under Expeditors' 2017 Omnibus Incentive Stock Plan. See Exhibit 10.70
(25)	Form of Performance Share Award Agreement used in connection with performance share units granted under Expeditors' 2017 Omnibus Incentive Stock Plan. See Exhibit 10.71
(26)	Form of Performance Share Award Agreement used in connection with performance share units granted under Expeditors' 2017 Omnibus Incentive Stock Plan. See Exhibit 10.72
(b)	EXHIBITS

Exhibit Number	Exhibit

3.1	Expeditors' Restated Articles of Incorporation and the Articles of Amendment as amended. (Incorporated by reference to Exhibit 3.1 to Form 10-K, filed on or about February 23, 2018.)

3.2	Expeditors' Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to Form 8-K, filed on or about May 6, 2016.)

4.1	Description of Registrant’s Securities.

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

10.42

Expeditors' Amended and Restated 2002 Employee Stock Purchase Plan. (Incorporated by reference to Appendix A of Expeditors' Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 27, 2019.)

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

34.

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

10.72

Form of Performance Share Award Agreement used in connection with performance share units granted under Expeditors' 2017 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.72 to Form 10-Q filed on or about August 7, 2019.)

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from the Company’s Yearly Report on Form 10-K for the year ended December 31, 2019, has been formatted in Inline XBRL

ITEM 16 — FORM 10-K SUMMARY

None.

35.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 21, 2020

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

By:	/s/ Bradley S. Powell
Bradley S. Powell
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2020.

Signature	Title

/s/ Jeffrey S. Musser	President, Chief Executive Officer and Director
(Jeffrey S. Musser)	(Principal Executive Officer)

/s/ Bradley S. Powell	Senior Vice President and Chief Financial Officer
(Bradley S. Powell)	(Principal Financial and Accounting Officer)

/s/ Robert R. Wright	Chairman of the Board and Director
(Robert R. Wright)

/s/ Glenn M. Alger	Director
(Glenn M. Alger)

/s/ Robert P. Carlile	Director
(Robert P. Carlile)

/s/ James M. DuBois	Director
(James M. DuBois)

/s/ Mark A. Emmert	Director
(Mark A. Emmert)

/s/ Diane H. Gulyas	Director
(Diane H. Gulyas)

/s/ Richard B. McCune	Director
(Richard B. McCune)

/s/ Alain Monié	Director
(Alain Monié)

/s/ Liane J. Pelletier	Director
(Liane J. Pelletier)

36.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

COMPRISING ITEM 8

ANNUAL REPORT ON FORM 10-K

TO SECURITIES AND EXCHANGE COMMISSION FOR THE

YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Expeditors International of Washington, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 1M and 4 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification Topic 842.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of gross unrecognized tax benefits

As discussed in Note 7 to the consolidated financial statements, the Company is subject to examination by taxing authorities throughout the world in the normal course of business.  The Company estimates additional tax expense, as well as interest and penalties that could arise from certain tax audits.

We identified the assessment of gross unrecognized tax benefits as a critical audit matter. Complex auditor judgment was required in evaluating the Company’s interpretation of tax law and its estimate of the ultimate resolution of tax positions.

F-1.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s unrecognized tax benefit process.  This included controls related to the interpretation of tax law and its application in the liability estimation process. Since tax law is complex and often subject to interpretations, we involved tax professionals with specialized skills and knowledge, who assisted in:

•	evaluating the Company’s interpretation of tax laws,
•	assessing transfer pricing positions for compliance with applicable laws and regulations,
•	inspecting settlement documents with applicable taxing authorities and appeals documents with applicable tax courts,
•	assessing the expiration of statutes of limitations,
•	comparing historical gross unrecognized tax benefits to actual results upon conclusion of tax audits or expiration of the statute of limitations, and
•	performing an independent assessment of the Company’s tax positions and comparing the results to the Company’s assessment.

In addition, we assessed the responses received directly from the Company’s external legal counsel regarding tax positions for which they had been engaged.

/s/ KPMG LLP

We have served as the Company's auditor since 1982.

Seattle, Washington
February 21, 2020

F-2.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Expeditors International of Washington, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Expeditors International of Washington, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Seattle, Washington
February 21, 2020

F-3.

Consolidated Balance Sheets

In thousands, except per share data

December 31,	2019	2018
Assets:
Current Assets:
Cash and cash equivalents	$1,230,491	$923,735
Accounts receivable, net	1,315,091	1,581,530
Deferred contract costs	131,783	159,510
Other	92,558	70,041
Total current assets	2,769,923	2,734,816
Property and equipment, net	499,344	504,105
Operating lease right-of-use assets	390,035	—
Goodwill	7,927	7,927
Deferred federal and state income taxes, net	8,034	40,465
Other assets, net	16,621	27,246
Total assets	$3,691,884	$3,314,559
Liabilities:
Current Liabilities:
Accounts payable	$735,695	$902,259
Accrued expenses, primarily salaries and related costs	189,446	215,813
Contract liabilities	154,183	190,343
Current portion of operating lease liabilities	65,367	—
Federal, state and foreign income taxes	23,627	18,424
Total current liabilities	1,168,318	1,326,839
Noncurrent portion of operating lease liabilities	326,347	—
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, par value $0.01 per share, authorized 2,000 shares; none issued	—	—
Common stock, par value $0.01 per share, authorized 640,000. Issued and outstanding: 169,622 shares at December 31, 2019 and 171,582 shares at December 31, 2018	1,696	1,716
Additional paid-in capital	3,203	1,896
Retained earnings	2,321,316	2,088,707
Accumulated other comprehensive loss	(131,187)	(105,481)
Total shareholders’ equity	2,195,028	1,986,838
Noncontrolling interest	2,191	882
Total equity	2,197,219	1,987,720
Total liabilities and equity	$3,691,884	$3,314,559

See accompanying notes to consolidated financial statements.

F-4.

Consolidated Statements of Earnings

In thousands, except per share data

Years ended December 31,	2019	2018	2017
Revenues:
Airfreight services	$2,929,882	$3,271,932	$2,877,032
Ocean freight and ocean services	2,217,554	2,251,754	2,107,045
Customs brokerage and other services	3,027,990	2,614,679	1,936,871
Total revenues	8,175,426	8,138,365	6,920,948
Operating Expenses:
Airfreight services	2,143,999	2,410,793	2,126,761
Ocean freight and ocean services	1,613,646	1,664,168	1,543,740
Customs brokerage and other services	1,781,313	1,443,031	931,258
Salaries and related costs	1,422,315	1,393,259	1,267,120
Rent and occupancy costs	166,182	152,813	119,732
Depreciation and amortization	50,950	54,019	49,310
Selling and promotion	44,002	45,346	44,290
Other	186,327	178,373	138,477
Total operating expenses	7,408,734	7,341,802	6,220,688
Operating income	766,692	796,563	700,260
Other Income (Expense):
Interest income	22,803	19,153	13,204
Other, net	6,299	2,613	5,131
Other income, net	29,102	21,766	18,335
Earnings before income taxes	795,794	818,329	718,595
Income tax expense	203,778	198,539	228,212
Net earnings	592,016	619,790	490,383
Less net earnings attributable to the noncontrolling interest	1,621	1,591	1,038
Net earnings attributable to shareholders	$590,395	$618,199	$489,345
Diluted earnings attributable to shareholders per share	$3.39	$3.48	$2.69
Basic earnings attributable to shareholders per share	$3.45	$3.55	$2.73
Weighted average diluted shares outstanding	174,209	177,833	181,666
Weighted average basic shares outstanding	170,899	174,133	179,247

See accompanying notes to consolidated financial statements.

F-5.

Consolidated Statements of Comprehensive Income

In thousands

Years ended December 31,	2019	2018	2017
Net earnings	$592,016	$619,790	$490,383
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax expense (benefit) of $25,731 in 2019, $(13,364) in 2018 and $16,761 in 2017	(26,553)	(32,390)	30,434
Reclassification adjustment for foreign currency realized losses, net of tax of $145 in 2019	535	—	—
Other comprehensive (loss) income	(26,018)	(32,390)	30,434
Comprehensive income	565,998	587,400	520,817
Less comprehensive income attributable to the noncontrolling interest	1,309	718	844
Comprehensive income attributable to shareholders	$564,689	$586,682	$519,973

See accompanying notes to consolidated financial statements.

F-6.

Consolidated Statements of Equity

In thousands, except per share data

Years ended December 31, 2019, 2018 and 2017

	Common Stock
	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2016	179,857	$1,799	$2,642	$1,944,789	$(104,592)	$1,844,638	$2,575	$1,847,213
Exercise of stock options and release of restricted shares	4,058	40	176,285	—	—	176,325	—	176,325
Issuance of shares under stock purchase plan	682	7	28,760	—	—	28,767	—	28,767
Shares repurchased under provisions of stock repurchase plans	(8,223)	(82)	(258,049)	(220,127)	—	(478,258)	—	(478,258)
Stock compensation expense	—	—	50,908	—	—	50,908	—	50,908
Net earnings	—	—	—	489,345	—	489,345	1,038	490,383
Other comprehensive income (loss)	—	—	—	—	30,628	30,628	(194)	30,434
Dividends paid ($0.84)	—	—	—	(150,495)	—	(150,495)	—	(150,495)
Distributions to noncontrolling interest	—	—	—	—	—	—	(904)	(904)
Balance at December 31, 2017	176,374	$1,764	$546	$2,063,512	$(73,964)	$1,991,858	$2,515	$1,994,373
Cumulative adjustment for adoption of new accounting pronouncement	—	—	—	(22,357)	—	(22,357)	(105)	(22,462)
Exercise of stock options and release of restricted shares	3,589	36	146,157	—	—	146,193	—	146,193
Issuance of shares under stock purchase plan	666	6	33,285	—	—	33,291	—	33,291
Shares repurchased under provisions of stock repurchase plans	(9,047)	(90)	(234,160)	(413,648)	—	(647,898)	—	(647,898)
Stock compensation expense	—	—	56,147	—	—	56,147	—	56,147
Net earnings	—	—	—	618,199	—	618,199	1,591	619,790
Other comprehensive loss	—	—	—	—	(31,517)	(31,517)	(873)	(32,390)
Dividends paid ($0.90)	—	—	159	(156,999)	—	(156,840)	—	(156,840)
Purchase of noncontrolling interest	—	—	(238)	—	—	(238)	(450)	(688)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,796)	(1,796)
Balance at December 31, 2018	171,582	$1,716	$1,896	$2,088,707	$(105,481)	$1,986,838	$882	$1,987,720
Exercise of stock options and release of restricted shares	2,792	28	103,668	—	—	103,696	—	103,696
Issuance of shares under stock purchase plan	585	6	37,869	—	—	37,875	—	37,875
Shares repurchased under provisions of stock repurchase plans	(5,337)	(54)	(202,176)	(186,830)	—	(389,060)	—	(389,060)
Stock compensation expense	—	—	61,543	—	—	61,543	—	61,543
Net earnings	—	—	—	590,395	—	590,395	1,621	592,016
Other comprehensive loss	—	—	—	—	(25,706)	(25,706)	(312)	(26,018)
Dividends paid ($1.00)	—	—	403	(170,956)	—	(170,553)	—	(170,553)
Balance at December 31, 2019	169,622	$1,696	$3,203	$2,321,316	$(131,187)	$2,195,028	$2,191	$2,197,219

See accompanying notes to consolidated financial statements.

F-7.

Consolidated Statements of Cash Flows

In thousands

Years ended December 31,	2019	2018	2017
Operating Activities:
Net earnings	$592,016	$619,790	$490,383
Adjustments to reconcile net earnings to net cash from operating activities:
(Recoveries) provisions for losses on accounts receivable	(1)	3,808	5,356
Deferred income tax expense (benefit)	4,482	(12,031)	(43,695)
Stock compensation expense	61,543	56,147	50,908
Depreciation and amortization	50,950	54,019	49,310
Other, net	941	647	(4,382)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	265,919	(214,971)	(184,771)
(Decrease) increase in accounts payable and accrued expenses	(181,987)	86,036	114,631
Decrease (increase) in deferred contract costs	28,811	(42,097)	—
(Decrease) increase in contract liabilities	(37,097)	43,928	—
(Decrease) increase in income taxes payable, net	(18,472)	(19,691)	16,264
Decrease (increase) in other, net	4,830	(2,781)	(5,365)
Net cash from operating activities	771,935	572,804	488,639
Investing Activities:
Purchase of property and equipment	(47,022)	(47,474)	(95,016)
Proceeds from sale of property and equipment	579	215	84,405
Other, net	428	(1,140)	(1,074)
Net cash from investing activities	(46,015)	(48,399)	(11,685)
Financing Activities:
Proceeds from issuance of common stock	148,245	182,732	205,092
Repurchases of common stock	(389,060)	(647,898)	(478,258)
Dividends Paid	(170,553)	(156,840)	(150,495)
Payments for taxes related to net share settlement of equity awards	(6,674)	(3,248)	—
Purchase of noncontrolling interest	—	(688)	—
Distributions to noncontrolling interest	—	(1,796)	(904)
Net cash from financing activities	(418,042)	(627,738)	(424,565)
Effect of exchange rate changes on cash and cash equivalents	(1,122)	(24,031)	24,275
Change in cash and cash equivalents	306,756	(127,364)	76,664
Cash and cash equivalents at beginning of period	923,735	1,051,099	974,435
Cash and cash equivalents at end of period	$1,230,491	$923,735	$1,051,099
Supplemental Cash Flow Information:
Cash paid for income taxes	$222,083	$239,255	$249,704

See accompanying notes to consolidated financial statements.

F-8.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  |  Basis of Presentation

Expeditors International of Washington, Inc. (the "Company”) is a non-asset based provider of global logistics services operating through a worldwide network of offices and exclusive or non-exclusive agents. The Company’s customers include retailing and wholesaling, electronics, high technology, industrial and manufacturing companies around the world.

International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to tariffs and trade restrictions and accords. The Company cannot predict the outcome of ongoing proposals or negotiations, nor can the Company predict the effects adoption of any such proposal will have on the Company’s business. Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies and inter-governmental disputes concerning international trade, the Company’s business may also be affected by political developments and changes in government personnel or policies as well as economic turbulence, political unrest and security concerns in the nations and on the shipping lanes in which it does business and the future impact that these events may have on international trade, oil prices and security costs.

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

All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for per share data or unless otherwise specified. Certain prior year amounts in the notes to the consolidated financial statements have been revised to conform to the 2019 presentation.

B.  |  Cash Equivalents

All highly liquid investments with a maturity of three months or less at date of purchase are considered to be cash equivalents.

C.  |  Accounts Receivable

The Company maintains an allowance for doubtful accounts, which is reviewed at least monthly for estimated losses resulting from the inability of its customers to make required payments for services and advances. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company has recorded an allowance for doubtful accounts in the amounts of $11,143, $15,345 and $12,858 as of December 31, 2019, 2018 and 2017, respectively. Additions and write-offs have not been significant in any of these years.

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

F-9.

For the years ended December 31, 2019 and 2018, the Company performed the required goodwill annual impairment test during the fourth quarter and determined that no impairment had occurred.

E.  |  Revenues and Revenue Recognition

Effective January 1, 2018, the Company adopted Topic 606 Revenue from Contracts with Customers (Topic 606). The adoption of Topic 606 did not materially impact the Company's revenue recognition policy. The Company adopted the standard using the modified retrospective transition method applied to those contracts not completed as of January 1, 2018, resulting in a $22 million adjustment to the opening balance of retained earnings and the recording of deferred contract costs and contract liabilities of $135 million and $165 million, respectively. The Company satisfied nearly all performance obligations for the contract liabilities recorded upon adoption at January 1, 2018, and recognized the corresponding revenues and costs during the first quarter of 2018. In conjunction with the adoption of Topic 606, the Company also changed its presentation of certain warehouse and distribution revenues from a net to a gross basis, which increased customs brokerage and other services revenues and operating expenses by approximately $225 million in 2018 compared to 2017. Comparative prior year information has not been adjusted and continues to be reported under the Company's historical revenue recognition policies.

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

F-10.

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

F.  |  Income Taxes

Income taxes are accounted for under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, the tax effect of loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Earnings of the Company's foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States. Accordingly,  prior to the implementation of the requirements of U.S. tax reform under the Tax Cuts and Jobs Act (2017 Tax Act) in December of 2017, U.S. Federal and State income taxes were provided for all undistributed earnings net of related foreign tax credits. See Note 7 for impacts associated with U.S. tax reform under the 2017 Tax Act. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. The Company recognizes interest expense related to unrecognized tax benefits or underpayment of income taxes in interest expense and recognizes penalties in operating expenses.

The 2017 Tax Act included provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. The Company treats BEAT and GILTI as discrete adjustments as components of current income tax expense.

In February 2018, the Financial Accounting Standards Board (FASB) issued amended guidance for reporting comprehensive income to reflect changes resulting from the 2017 Tax Act. The amendment, which had an effective date of January 1, 2019, provided the option to reclassify stranded tax effects resulting from the 2017 Tax Act within accumulated other comprehensive income (AOCI) to retained earnings. The Company elected to not reclassify stranded income tax effects from AOCI to retained earnings, including those related to implementation of the 2017 Tax Act.

Beginning on January 1, 2017, the Company adopted accounting guidance requiring that, prospectively, excess tax benefits and deficiencies be recorded in income tax expense for stock option exercises, cancellations and disqualifying dispositions of employee stock purchase plan shares.

F-11.

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

H.  |  Stock Plans

The Company maintains several equity incentive plans under which the Company has granted stock options, director restricted stock, restricted stock units (RSUs), performance stock units (PSUs) and employee stock purchase rights to employees or directors. The Company recognizes stock compensation expense based on the fair value of awards at the grant date. This expense, adjusted for expected forfeitures, is recognized in net earnings on a straight-line basis over the service periods as a component of salaries and related costs. Expense for PSU awards is recognized over the service period when it is probable the performance goal will be achieved. RSUs and PSUs awarded to certain employees meeting specific retirement eligibility criteria at the time of grant are expensed immediately, as there is no substantive service period associated with those awards.

I.  |  Foreign Currency

Foreign currency amounts attributable to foreign operations have been translated into U.S. dollars using year-end exchange rates for assets and liabilities, historical rates for equity, and weighted average rates for revenues and expenses. Translation adjustments resulting from this process are recorded as components of other comprehensive income until complete or substantially complete liquidation by the Company of its investment in a foreign entity. Currency fluctuations are a normal operating factor in the conduct of the Company’s business and foreign exchange transaction gains and losses are included in revenues and operating expenses. Also, the Company is exposed to foreign currency exchange fluctuations on monetary assets and liabilities denominated in currencies that are not the local functional currency. Foreign exchange gains and losses on such balances are recognized in net earnings within customs brokerage and other services costs. Net foreign currency losses in 2019, 2018 and 2017 were $9,251, $1,853 and $13,315, respectively.

The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure. Accordingly, the Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely. Such hedging activity during 2019, 2018 and 2017 was insignificant. The Company had no foreign currency derivatives outstanding at December 31, 2019 and 2018.

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

Accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments, net of related income tax effects, as of December 31, 2019 and 2018.

K.  |  Segment Reporting

The Company is organized functionally in geographic operating segments. Accordingly, management focuses its attention on revenues, directly related cost of transportation and other expenses for each of the Company’s three primary sources of revenue, salaries and other operating expenses, operating income, identifiable assets, capital expenditures, depreciation and amortization and equity generated in each of these geographical areas when evaluating the effectiveness of geographic management. Transactions among the Company’s various offices are conducted using the same arms-length pricing methodologies the Company uses when its offices transact business with independent agents. Certain costs are allocated among the segments based on the relative value of the underlying services, which can include allocation based on actual costs incurred or estimated cost plus a profit margin.

F-12.

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

M.  |  Recent Accounting Pronouncements

Leases

Effective January 1, 2019, the Company adopted new lease accounting guidance using a modified retrospective approach and recognizing a right-of-use (ROU) asset and lease liability on the balance sheet. On January 1, 2019, ROU assets and lease liabilities were recorded for all existing leases exceeding one-year terms and were measured at the present value of lease payments over the remaining lease term. The adoption of this accounting standard resulted in recording ROU assets and lease liabilities for operating leases of $343 million and $340 million, respectively, as of January 1, 2019. The adoption of this standard had no impact on retained earnings in the consolidated balance sheets.

In recording the ROU asset and lease liability, the Company elected to apply the following practical expedients:

•	Package of practical expedients not to reassess:
◦	Whether a contract is or contains a lease,
◦	Historical lease classification and
◦	Initial direct costs.
•	Use of hindsight when determining the lease term.

Additionally, the Company has elected to apply the short-term lease exemption for leases with a non-cancelable period of twelve months or less and has chosen not to separate nonlease components from lease components and instead to account for each as a single lease component.

The Company determines if an arrangement is a lease at inception. ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. All ROU assets and lease liabilities are recognized at the commencement date at the present value of lease payments over the lease term. ROU assets are adjusted for lease incentives and initial direct costs. The lease term includes renewal options exercisable at the Company's sole discretion when the Company is reasonably certain to exercise that option. As the Company's leases generally do not have an implicit rate, the Company uses an estimated incremental borrowing rate based on market information available at the commencement date to determine the present value. Certain of the leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. The Company excludes variable payments from ROU assets and lease liabilities, to the extent not considered fixed, and instead expenses variable payments as incurred. Lease expense is recognized on a straight-line basis over the lease term and is included in rent and occupancy expenses in the consolidated statements of earnings.

Credit Losses on Financial Instruments

In June 2016, the FASB issued an Accounting Standards Update (ASU), which amends existing guidance for the accounting of credit losses on financial instruments. Under the ASU, the valuation allowance for credit losses are expected to be incurred over the financial asset’s contractual term. The Company reviewed the new credit loss standard and determined that it applied to Company's accounts receivable, which are of short duration and for which the Company has not historically experienced significant credit losses. The Company will adopt this standard effective January 1, 2020 with a cumulative effect of adoption recorded as an adjustment to retained earnings. The Company evaluated the impact of the new prescribed credit loss model and compared it to its current methodology, and determined that it does not have a material effect on the Company’s consolidated financial statements and related disclosures.

F-13.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued an ASU, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to improve consistent application among reporting entities. This standard will become effective for the Company on January 1, 2021. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.
NOTE 2.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, other than cash, consist primarily of cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying value of these financial instruments approximates their fair value. Cash and cash equivalents consist of the following:

	December 31, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents:
Cash and overnight deposits	$417,456	$417,456	$427,307	$427,307
Corporate commercial paper	775,504	776,356	467,300	467,760
Time deposits	37,531	37,531	29,128	29,128
Total cash and cash equivalents	$1,230,491	$1,231,343	$923,735	$924,195

The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).
NOTE 3.	PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

	2019	2018
Land	$145,172	$144,521
Buildings and leasehold improvements	478,361	473,663
Furniture, fixtures, equipment and purchased software	353,923	330,316
Construction in progress	794	2,582
Property and equipment, at cost	978,250	951,082
Less accumulated depreciation and amortization	478,906	446,977
Property and equipment, net	$499,344	$504,105

In December 2017, the Company sold land and buildings in Miami, Florida, which had a net book value of $80 million. The Company recorded a $4 million gain from the sale in 2017, which is reported in the United States segment within other operating expenses in the consolidated statements of earnings.

NOTE 4.	LEASES

The Company enters into lease agreements primarily for office and warehouse space in all districts where it conducts business. As of December 31, 2019, all of the Company's leases are operating leases. Lease terms are either on a month-to-month basis or terminate at various times through 2032. The Company also has two long-term operating lease arrangements to use land, for which the usage rights were entirely prepaid. Usage rights for those arrangements are recognized in rent expense over the lease terms up to 2057.

F-14.

Lease cost for the year ended December 31, 2019 is recorded under rent and occupancy expenses in the consolidated statements of earnings and is comprised of the following:

2019
Operating lease cost	$81,912
Variable lease cost	25,843
Total lease cost	$107,755

Variable lease cost includes short-term lease expenses, which are insignificant.

Maturities of lease liabilities as of December 31, 2019 are as follows:

2020	$81,713
2021	72,881
2022	66,099
2023	56,570
2024	44,302
Thereafter	145,661
Total minimum lease payments	467,226
Less imputed interest	75,512
Lease liability	$391,714

The weighted-average remaining lease term and weighted-average discount rate as of December 31, 2019 are as follows:

Weighted-average remaining lease term (in years)	7.37
Weighted-average discount rate	4.78%

Other information related to the Company's operating leases are as follows:

2019
Right-of-use assets obtained in exchange for new operating lease liabilities	$103,788
Cash paid for amounts included in the measurement of lease liabilities	$79,040

Supplemental Information for Comparative Periods

At December 31, 2018, the last balance sheet presented before the adoption of the new accounting standard Topic 842 Leases, future minimum annual lease payments under all noncancelable operating leases were as follows:

2019	$75,227
2020	62,974
2021	47,552
2022	38,352
2023	26,580
Thereafter	67,140
$317,825

The Company recorded rent expense under operating leases of $89,377 and $68,920 for the years ended December 31, 2018 and December 31, 2017, respectively.

F-15.

NOTE 5.	SHAREHOLDERS’ EQUITY

A.  |  Stock Repurchase Plans

The Company has a Discretionary Stock Repurchase Plan originally approved by the Board of Directors in November 2001, and amended from time to time under which management as of December 31, 2019 is authorized to repurchase shares down to 160,000 shares of common stock outstanding.

The Company had a Non-Discretionary Stock Repurchase Plan, originally approved by the Board of Directors in November 1993, under which management is authorized to repurchase up to 40,000 shares of the Company’s common stock in the open market with the proceeds received from the exercise of employee stock options and the Employee Stock Purchase Plan. Since March 31, 2019, all shares authorized under this plan have been repurchased and no further shares are available for future repurchases.

The following table summarizes by plan the Company’s repurchasing activity:

	Cumulative shares repurchased	Average price per share
Non-Discretionary Plan (1994 through 2019)	40,000	$35.29
Discretionary Plan (2001 through 2019)	73,991	$46.67

B.  |  Omnibus Incentive Plan

On May 2, 2017, the shareholders approved the Company's 2017 Omnibus Incentive Plan (2017 Plan), which made available 2,500 shares of the Company's common stock in aggregate to be issued under any award type allowed by the 2017 Plan. The RSUs granted in 2019, 2018 and 2017 vest annually over three years based on continued employment and are settled upon vesting in shares of the Company's common stock on a one-for-one basis.

The following table summarizes information about RSUs:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2018	834	$62.51
RSUs granted	475	$75.73
RSUs vested	(337)	$60.92
RSUs forfeited	(26)	$66.03
Outstanding at December 31, 2019	946	$69.54

In 2019 and 2018, the Company also awarded 96 and 18 PSUs, respectively, under the 2017 Plan. Outstanding PSUs include performance conditions to be finally measured based on financial results at December 31, 2019, 2020 and 2021. The final number of PSUs will be determined using an adjustment factor of up to 2 times or down to 0.5 of the targeted PSU grant, depending on the degree of achievement of the designated performance targets. If the minimum performance thresholds are not achieved, no shares will be issued. Each PSU will convert to one share of the Company's common stock upon vesting.

At December 31, 2019 and December 31, 2018, there were 137 shares and 41 shares of PSUs unvested at target levels, respectively, with a weighted-average grant date fair value of $71.28 and $60.83, respectively.

RSUs and PSUs granted under the 2017 Plan have dividend equivalent rights, which entitle holders of RSUs and PSUs to the same dividend value per share as holders of common stock. Dividend equivalent rights are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs and are accumulated and paid in shares when the underlying awards vest.

At December 31, 2019, there are approximately 744 shares available for grant under the 2017 plan.

F-16.

When restrictions on RSUs or PSUs lapse the Company derives a tax deduction in certain countries based on the fair market value of the award upon vesting and subject to the limits allowed under each jurisdiction’s tax regulations. Until vesting, a deferred tax asset is recognized and measured based on the fair value of the award at the date of grant (consistent with measurement for stock compensation expense). Any excess or shortfall in the tax deduction resulting from the difference between fair market value of the award between the date of grant and the date of vesting is recognized in income tax expense upon vesting.

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

The following table summarizes information about stock options:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at December 31, 2018	9,353	$44.60
Options granted	—	$—
Options exercised	(2,518)	$43.85
Options forfeited	(62)	$46.89
Options canceled	(10)	$45.98
Outstanding at December 31, 2019	6,763	$44.85	4.33	$224,309
Exercisable at December 31, 2019	6,159	$44.62	4.22	$205,731

D.  |  Stock Purchase Plan

In May 2002, the shareholders approved the Company’s 2002 Employee Stock Purchase Plan (the 2002 Plan), which became effective August 1, 2002. As last amended in May 2019, the Company’s 2002 Plan provides for 15,305 shares of the Company’s common stock to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year. The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of (1) 85% of the fair market value of the Company’s stock on the last trading day in July or (2) 85% of the fair market value of the Company’s stock on the first trading day in August of the preceding year. A total of 12,147 shares have been issued under the 2002 Plan since inception and $20,466 has been withheld from employees at December 31, 2019 in connection with the plan year ending July 31, 2020.

E.  |  Director Restricted Stock Plan

On May 7, 2014, the shareholders approved the Company’s 2014 Directors’ Restricted Stock Plan (the 2014 Directors’ Plan), which provides for annual awards of restricted stock to non-employee directors and makes 250 shares of the Company’s common stock available for grant. The plan provides for an annual grant of restricted stock awards with a fair market value equal to $200 to each participant on May 20 of each year. Each restricted stock award under the 2014 Directors’ Plan vests either at the time of grant or with a vesting schedule, as determined by the Compensation Committee of the Board of Directors. Restricted shares granted in 2017, 2018 and 2019 vested at the time of grant and there were no unvested restricted shares as of December 31, 2019. In 2019, restricted shares totaling 24 were granted with a fair value per share of $73.85. Restricted shares entitle the grantees to all shareholder rights, including cash dividends and transfer rights once vested. There are no shares available for

F-17.

grant as of December 31, 2019 as no shares can be granted under this plan after June 1, 2019. Subsequent to June 1, 2019, shares awarded to non-employee directors can be granted under the Omnibus Incentive Plan.

F.  |  Share-Based Compensation Expense

The fair value of employee stock purchase rights granted under the 2002 Plan is estimated on the date of grant using the Black-Scholes Model with the following assumptions:

	For the years ended December 31,
	2019	2018	2017
Dividend yield	1.40%	1.30%	1.50%
Volatility	23%	22%	14%
Risk-free interest rates	1.96%	2.39%	1.22%
Expected life (years)	1	1	1
Weighted average fair value	$17.03	$17.49	$11.69

The Company’s expected volatility assumptions are based on the historical volatility of the Company’s stock over a period of time commensurate to the expected life. The expected life assumption is based on the one-year offering period. The risk-free interest rate for the expected term of the option is based on the corresponding yield curve in effect at the time of grant for U.S. Treasury bonds having the same term as the expected life of the option. The expected dividend yield is based on the Company’s historical experience. The forfeiture assumption used to calculate compensation expense is primarily based on historical pre-vesting employee forfeiture patterns.

The compensation expense for employee RSUs and PSUs is based on the fair market value of the Company’s share of common stock on the date of grant. RSUs and PSUs awarded in 2019, 2018 and 2017 were granted at a weighted-average grant date fair value of $75.73, $69.58 and $54.11, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was approximately $79 million, $92 million and $55 million, respectively.

As of December 31, 2019, the total unrecognized compensation cost related to stock awards is $50 million and the weighted average period over which that cost is expected to be recognized is 1.7 years.

Shares issued as a result of stock option exercises, restricted stock awards, vested RSUs, vested PSUs and employee stock plan purchases are issued as new shares outstanding by the Company.
NOTE 6.	BASIC AND DILUTED EARNINGS PER SHARE

Diluted earnings attributable to shareholders per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential shares represent outstanding stock options, including purchase options under the Company's employee stock purchase plan and unvested RSUs. Basic earnings attributable to shareholders per share is calculated using the weighted average number of common shares outstanding without taking into consideration dilutive potential common shares outstanding.

F-18.

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders.

	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2019
Basic earnings attributable to shareholders	$590,395	170,899	$3.45
Effect of dilutive potential common shares	—	3,310	—
Diluted earnings attributable to shareholders	$590,395	174,209	$3.39
2018
Basic earnings attributable to shareholders	$618,199	174,133	$3.55
Effect of dilutive potential common shares	—	3,700	—
Diluted earnings attributable to shareholders	$618,199	177,833	$3.48
2017
Basic earnings attributable to shareholders	$489,345	179,247	$2.73
Effect of dilutive potential common shares	—	2,419	—
Diluted earnings attributable to shareholders	$489,345	181,666	$2.69

Substantially all outstanding potential common shares in 2019, 2018 and 2017 were dilutive.

NOTE 7.	INCOME TAXES

On December 22, 2017, the United States enacted the 2017 Tax Act. The 2017 Tax Act, which is also commonly referred to as “U.S. tax reform”, significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate from 35% to 21% starting in 2018 and created a territorial tax system with a one-time mandatory tax on the undistributed foreign earnings of the Company's non-U.S. subsidiaries. As a result, the Company recorded a net income tax benefit of $13.9 million during the fourth quarter of 2017. This amount, which reduced income tax expense, consisted of three components:

i.	$116.2 million of deferred income tax benefit resulting from the remeasurement of net deferred tax liabilities based on the new lower U.S. income tax rate,
ii.

$70.2 million provisional estimate of deferred income tax expense for the reversal of net deferred tax asset provided for  foreign income tax credits in excess of unremitted foreign earnings (after adjustment of the unremitted foreign earnings liability to reflect the lower U.S. tax rate) to transition to the territorial tax system, and

iii.	$32.1 million of current income tax expense relating to the provisional estimate of the one-time mandatory tax (Transition Tax) on undistributed earnings of the Company's non-U.S. subsidiaries.

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

F-19.

Income tax expense (benefit) includes the following components:

	Federal	State	Foreign	Total
2019
Current	$35,324	$13,711	$150,261	$199,296
Deferred	3,149	1,333	—	4,482
	$38,473	$15,044	$150,261	$203,778
2018
Current	$45,996	$13,262	$151,312	$210,570
Deferred	(9,759)	(2,272)	—	(12,031)
	$36,237	$10,990	$151,312	$198,539
2017
Current	$101,821	$20,490	$149,596	$271,907
Deferred	(42,474)	(1,221)	—	(43,695)
	$59,347	$19,269	$149,596	$228,212

The components of earnings before income taxes are as follows:

	2019	2018	2017
United States	$327,878	$313,178	$276,714
Foreign	467,916	505,151	441,881
	$795,794	$818,329	$718,595

Income tax expense differs from amounts computed by applying the United States Federal income tax rate of 21% in both 2019 and 2018 and 35% in 2017 when compared to earnings before income taxes as a result of the following:

	2019	2018	2017
Computed “expected” tax expense	$167,117	$171,849	$251,508
Increase (decrease) in income taxes resulting from:
Effect of foreign taxes	26,599	16,445	(25,374)
State income taxes, net of Federal income tax benefit	11,885	8,682	12,525
Nondeductible executive compensation	2,838	3,126	—
Stock compensation expense, net	(2,689)	(3,860)	63
Enactment of 2017 Tax Act	—	—	(13,894)
Other, net	(1,972)	2,297	3,384
	$203,778	$198,539	$228,212

In addition to the lower U.S. federal tax rate that resulted from the 2017 Tax Act, the Company's effective tax rate in both 2019 and 2018 benefited from significant share-based compensation deductions. In 2019 and 2018, the Company also benefited from U.S. Federal tax credits totaling $15.7 million and $20.3 million, respectively, principally because of withholding taxes related to the Company's foreign operations, as well as U.S. income tax deductions for Foreign-derived intangible income (FDII) of $9.0 million and $4.8 million, respectively. Also, in both 2019 and 2018, the Company received state income tax refunds totaling approximately $4 million. These amounts were partially offset by the effect of higher foreign tax rates of the Company's international subsidiaries, when compared to the U.S. Federal income tax rate of 21%, as well as certain expenses that are no longer deductible under the 2017 Tax Act, including certain executive compensation in excess of amounts allowed.

F-20.

The tax effects of temporary differences and tax credits that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

Years ended December 31,	2019	2018
Deferred Tax Assets:
Deductible stock compensation expense, net	$18,569	$19,011
Operating lease liabilities	52,966	—
Accrued third party obligations, deductible for taxes upon economic performance	5,333	7,726
Excess of financial statement over tax depreciation	5,802	5,134
Foreign currency translation adjustments	9,248	37,299
Retained liability for cargo claims	1,006	1,025
Provision for doubtful accounts receivable	916	1,443
Total gross deferred tax assets	93,840	71,638
Deferred Tax Liabilities:
Unremitted foreign earnings, net of related foreign tax credits	31,615	31,173
Operating lease assets	52,351	—
Deferred contract costs	1,840	—
Total gross deferred tax liabilities	85,806	31,173
Net deferred tax assets	$8,034	$40,465

Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of December 31, 2019 and 2018.

The Company is subject to taxation in various states and many foreign jurisdictions including the People’s Republic of China, including Hong Kong, Taiwan, Vietnam, India, Mexico, Canada, Netherlands and the United Kingdom. The Company believes that its tax positions, including intercompany transfer pricing policies, are reasonable and consistently applied. The Company is under, or may be subject to, audit or examination and assessments by the relevant authorities in respect to these and any other jurisdictions primarily for years 2009 and thereafter. Sometimes audits result in proposed assessments where the ultimate resolution could result in significant additional tax, penalties and interest payments being required. The Company establishes liabilities when, despite its belief that the tax return positions are appropriate and consistent with tax law, it concludes that it may not be successful in realizing the tax position. In evaluating a tax position, the Company determines whether it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position and in consultation with qualified tax advisors.

The total amount of the Company’s tax contingencies may increase in 2020. In addition, changes in state, federal, and foreign tax laws and changes in interpretations of these laws may increase the Company’s existing tax contingencies. The timing of the resolution of income tax examinations can be highly uncertain, and the amounts ultimately paid including interest and penalties, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts recorded. It is reasonably possible that within the next twelve months the Company may undergo further audits and examinations by various tax authorities and possibly may reach resolution related to income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to the Company’s contingencies related to positions on tax filings in future years. The estimate of any ultimate tax liability contains assumptions based on experiences, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by the taxing jurisdiction. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the years ended December 31, 2019, 2018 and 2017.

NOTE 8.	COMMITMENTS

A.  |  Unconditional Purchase Obligations

The Company enters into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. Historically, the Company has met these obligations in the normal course of business within one year. In the regular course of business, the Company also enters into agreements with service providers to maintain or operate equipment, facilities or software that can be longer than one year. We also regularly have contractual obligations for specific projects related to improvements of our owned or leased facilities and information technology infrastructure. Purchase obligations outstanding as of December 31, 2019 totaled $96,380.

F-21.

B.  |  Employee Benefits

The Company has employee savings plans under which the Company provides a discretionary matching contribution. In 2019, 2018 and 2017, the Company’s contributions under the plans were $19,624, $19,600, and $18,210, respectively.

C.  |  Credit Arrangements

Certain of the Company’s foreign subsidiaries maintain bank lines of credit for short-term working capital purposes. A few of these credit lines are supported by standby letters of credit issued by a United States bank, or guarantees issued by the Company to the foreign banks issuing the credit line. At December 31, 2019, the Company was contingently liable for approximately $69,489 under outstanding standby letters of credit and guarantees. At December 31, 2019, the Company was in compliance with all restrictive covenants of these credit lines and the associated credit facilities.

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

The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of December 31, 2019, the amounts recorded for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

F-22.

NOTE 10.	BUSINESS SEGMENT INFORMATION

Financial information regarding 2019, 2018 and 2017 operations by the Company’s designated geographic areas is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMINATIONS	CONSOLIDATED
2019
Revenues[1]	$2,712,067	354,405	150,202	2,494,556	743,406	1,280,669	443,487	(3,366)	8,175,426
Directly related cost of transportation and other expenses[2]	$1,528,815	212,369	87,297	1,970,662	544,873	884,968	311,997	(2,023)	5,538,958
Salaries and other operating expenses[3]	$859,946	101,654	55,512	271,594	127,478	342,073	112,844	(1,325)	1,869,776
Operating income	$323,306	40,382	7,393	252,300	71,055	53,628	18,646	(18)	766,692
Identifiable assets at period end	$1,978,307	153,813	72,677	538,526	178,336	551,576	219,953	(1,304)	3,691,884
Capital expenditures	$28,666	2,353	1,556	1,767	1,558	9,231	1,891	—	47,022
Depreciation and amortization	$31,049	1,881	1,489	5,263	1,912	7,398	1,958	—	50,950
Equity	$1,521,059	65,100	29,148	247,725	94,727	159,308	114,726	(34,574)	2,197,219
2018
Revenues[1]	$2,479,812	355,802	156,854	2,886,322	777,863	1,330,365	464,071	(312,724)	8,138,365
Directly related cost of transportation and other expenses[2]	$1,352,924	216,753	94,041	2,315,826	591,925	926,949	330,209	(310,635)	5,517,992
Salaries and other operating expenses[3]	$816,817	94,950	53,970	289,015	125,056	337,970	108,131	(2,099)	1,823,810
Operating income	$310,071	44,099	8,843	281,481	60,882	65,446	25,731	10	796,563
Identifiable assets at period end	$1,689,950	161,604	53,542	533,071	152,646	513,744	206,367	3,635	3,314,559
Capital expenditures	$21,732	4,259	1,042	3,057	2,182	10,815	4,387	—	47,474
Depreciation and amortization	$33,511	1,847	1,508	5,309	2,257	7,727	1,860	—	54,019
Equity	$1,339,673	72,941	26,007	200,371	100,706	157,003	123,228	(32,209)	1,987,720
2017
Revenues[1]	$1,962,558	268,186	111,862	2,598,376	684,877	1,115,324	426,069	(246,304)	6,920,948
Directly related cost of transportation and other expenses[2]	$953,717	149,115	53,663	2,089,141	521,427	779,622	304,802	(249,728)	4,601,759
Salaries and other operating expenses[3]	$731,020	80,940	48,235	260,813	110,393	287,211	96,902	3,415	1,618,929
Operating income	$277,821	38,131	9,964	248,422	53,057	48,491	24,365	9	700,260
Identifiable assets at period end	$1,595,140	151,181	55,431	458,152	137,279	501,711	215,495	2,619	3,117,008
Capital expenditures	$28,212	1,563	4,612	3,756	1,688	53,954	1,231	—	95,016
Depreciation and amortization	$32,017	1,546	1,277	5,326	2,215	5,068	1,861	—	49,310
Equity	$1,337,568	60,705	26,546	240,721	94,516	142,971	123,600	(32,254)	1,994,373

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

F-23.

[2]

Directly related cost of transportation and other expenses totals operating expenses from airfreight services, ocean freight and ocean services and customs brokerage and other services as shown in the consolidated statements of earnings.

[3]

Salaries and other operating expenses totals salaries and related, rent and occupancy, depreciation and amortization, selling and promotion and other as shown in the consolidated statements of earnings.

Other than the United States, only the People’s Republic of China, including Hong Kong, represented more than 10% of the Company’s total revenue, total operating income, total identifiable assets or equity in any period presented as noted in the table below.

	2019	2018	2017
Revenues	26%	29%	31%
Operating income	27%	30%	30%
Identifiable assets at year end	12%	14%	11%
Equity	9%	8%	8%

NOTE 11.	QUARTERLY RESULTS (UNAUDITED)

	1st	2nd	3rd	4th
2019
Revenues[1]	$2,020,051	2,035,579	2,074,855	2,044,941
Operating income[1]	187,601	192,201	206,550	180,340
Net earnings	140,111	153,530	160,627	137,748
Net earnings attributable to shareholders	139,699	153,149	160,221	137,326
Diluted earnings attributable to shareholders per share	0.80	0.88	0.92	0.79
Basic earnings attributable to shareholders per share	0.81	0.90	0.94	0.81
2018
Revenues[1]	$1,854,262	1,957,559	2,090,947	2,235,597
Operating income[1]	192,818	183,584	203,154	217,007
Net earnings	136,200	140,946	163,067	179,577
Net earnings attributable to shareholders	135,692	140,605	162,692	179,210
Diluted earnings attributable to shareholders per share	0.76	0.79	0.92	1.02
Basic earnings attributable to shareholders per share	0.77	0.80	0.94	1.04

The sum of quarterly per share data may not equal the per share total reported for the year.

[1]

The fourth quarter of 2019 was significantly impacted by declines in results in our China operations due to the slowing of trade to and from China, which impacted overall freight movement around the globe. The Company’s consolidated financial results are expected to be further impacted in 2020 due to the significance of its China operations and the effects of the recent outbreak of the Novel Coronavirus (COVID-19). See Note 12 for further detail. In the fourth quarter 2019 and 2018, the People's Republic of China, including Hong Kong, represented 25% and 31%, respectively, of the Company’s total revenues and 25% and 27%, respectively, of the Company’s total operating income.

NOTE 12.	SUBSEQUENT EVENTS

The Company expects China trade, and hence its operations, to be affected by the recent outbreak of Novel Coronavirus (COVID-19) that began in China and was declared by the World Health Organization as a global health emergency. As precautionary measures, the government in China extended the Lunar New Year Holiday into February 2020 and has implemented travel restrictions and closures of certain central China ports and government offices. Additionally, factories have experienced extended closures and certain airlines are cancelling flights to and from China. As a result, certain of the Company’s central China offices have experienced closures and limited operations and shipments are being rerouted or delayed by customers and service providers, who are taking their own precautionary measures. Also, available airfreight capacity could be reduced affecting the ability to efficiently route customers’ freight. Any such conditions of operations, for an extended period of time would result in a reduction in shipments that could negatively affect the Company’s results of operations in 2020. In addition to traditional supply chain movements, the Company also believes this may have a further impact to global supply chains through potential shortages of raw materials, parts and supplies. For the years ended December 31, 2019, 2018 and 2017, the People’s Republic of China, including Hong Kong, represented 26%, 29% and 31%, respectively, of the Company’s total revenues and 27%, 30% and 30%, respectively, of the Company’s total operating income.

F-24.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

ANNUAL REPORT

ON

FORM 10-K

FOR FISCAL YEAR ENDED

December 31, 2019

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

EXHIBITS

Exhibit Number	Description

4.1	Description of Registrant’s Securities

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Yearly Report on Form 10-K for the year ended December 31, 2019, has been formatted in Inline XBRL