Form 10-Q
period 2020-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2020-05-07
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 0-13468

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1069248
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1015 Third Avenue, Seattle, Washington	98104
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (206) 674-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	EXPD	NASDAQ Global Select Market

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

At May 4, 2020, the number of shares outstanding of the issuer’s common stock was 166,426,186.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets:
Current Assets:
Cash and cash equivalents	$1,111,973	$1,230,491
Accounts receivable, less allowance for credit loss of $3,578 at March 31, 2020 and $11,143 at December 31, 2019	1,268,798	1,315,091
Deferred contract costs	143,986	131,783
Other	94,060	92,558
Total current assets	2,618,817	2,769,923
Property and equipment, less accumulated depreciation and amortization of $481,490 at March 31, 2020 and $478,906 at December 31, 2019	484,588	499,344
Operating lease right-of-use assets	372,748	390,035
Goodwill	7,927	7,927
Deferred federal and state income taxes, net	9,680	8,034
Other assets, net	16,207	16,621
Total assets	$3,509,967	$3,691,884
Liabilities:
Current Liabilities:
Accounts payable	$700,944	$735,695
Accrued expenses, primarily salaries and related costs	201,756	189,446
Contract liabilities	170,866	154,183
Current portion of operating lease liabilities	63,748	65,367
Federal, state and foreign income taxes	21,864	23,627
Total current liabilities	1,159,178	1,168,318
Noncurrent portion of operating lease liabilities	313,644	326,347
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding: 166,193 shares at March 31, 2020 and 169,622 shares at December 31, 2019	1,662	1,696
Additional paid-in capital	682	3,203
Retained earnings	2,202,208	2,321,316
Accumulated other comprehensive loss	(169,746)	(131,187)
Total shareholders’ equity	2,034,806	2,195,028
Noncontrolling interest	2,339	2,191
Total equity	2,037,145	2,197,219
Total liabilities and equity	$3,509,967	$3,691,884

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2020	2019
Revenues:
Airfreight services	$709,039	$714,901
Ocean freight and ocean services	493,427	568,641
Customs brokerage and other services	699,398	736,509
Total revenues	1,901,864	2,020,051
Operating Expenses:
Airfreight services	520,169	509,210
Ocean freight and ocean services	366,483	420,331
Customs brokerage and other services	400,076	436,396
Salaries and related	342,040	356,910
Rent and occupancy	42,524	41,523
Depreciation and amortization	12,660	13,393
Selling and promotion	8,243	11,076
Other	50,614	43,611
Total operating expenses	1,742,809	1,832,450
Operating income	159,055	187,601
Other Income (Expense):
Interest income	4,807	6,106
Other, net	3,384	1,665
Other income, net	8,191	7,771
Earnings before income taxes	167,246	195,372
Income tax expense	44,464	55,261
Net earnings	122,782	140,111
Less net earnings attributable to the noncontrolling interest	438	412
Net earnings attributable to shareholders	$122,344	$139,699
Diluted earnings attributable to shareholders per share	$0.71	$0.80
Basic earnings attributable to shareholders per share	$0.73	$0.81
Weighted average diluted shares outstanding	171,450	175,388
Weighted average basic shares outstanding	168,735	171,818

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended March 31,
	2020	2019
Net earnings	$122,782	$140,111
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax expense of $1,174 and $521 for the three months ended March 31, 2020 and 2019	(38,849)	1,365
Other comprehensive (loss) income	(38,849)	1,365
Comprehensive income	83,933	141,476
Less comprehensive income attributable to the noncontrolling interest	148	282
Comprehensive income attributable to shareholders	$83,785	$141,194

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2020	2019
Operating Activities:
Net earnings	$122,782	$140,111
Adjustments to reconcile net earnings to net cash from operating activities:
Provisions for losses (recoveries) on accounts receivable	1,820	(1,888)
Deferred income tax (benefit) expense	(5,139)	2,108
Stock compensation expense	11,156	13,382
Depreciation and amortization	12,660	13,393
Other, net	433	189
Changes in operating assets and liabilities:
Decrease in accounts receivable	16,680	230,477
Increase (decrease) in accounts payable and accrued expenses	917	(122,283)
(Increase) decrease in deferred contract costs	(16,068)	31,259
Increase (decrease) in contract liabilities	21,201	(36,725)
Increase in income taxes payable, net	10,488	16,993
(Increase) decrease in other, net	(11,930)	2,467
Net cash from operating activities	165,000	289,483
Investing Activities:
Purchase of property and equipment	(6,127)	(9,435)
Other, net	(143)	255
Net cash from investing activities	(6,270)	(9,180)
Financing Activities:
Proceeds from issuance of common stock	23,399	27,190
Repurchases of common stock	(283,240)	(44,334)
Payments for taxes related to net share settlement of equity awards	(1,396)	—
Net cash from financing activities	(261,237)	(17,144)
Effect of exchange rate changes on cash and cash equivalents	(16,011)	2,535
Change in cash and cash equivalents	(118,518)	265,694
Cash and cash equivalents at beginning of period	1,230,491	923,735
Cash and cash equivalents at end of period	$1,111,973	$1,189,429
Taxes Paid:
Income taxes	$35,304	$37,253

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Common Stock
For the three months ended March 31, 2020 and 2019	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2019	169,622	$1,696	$3,203	$2,321,316	$(131,187)	$2,195,028	$2,191	$2,197,219
Cumulative effect of accounting change	—	—	—	6,074	—	6,074	—	6,074
Shares issued under employee stock plans	571	6	21,997	—	—	22,003	—	22,003
Shares repurchased under provisions of stock repurchase plan	(4,000)	(40)	(35,799)	(247,401)	—	(283,240)	—	(283,240)
Stock compensation expense	—	—	11,156	—	—	11,156	—	11,156
Net earnings	—	—	—	122,344	—	122,344	438	122,782
Other comprehensive income (loss)	—	—	—	—	(38,559)	(38,559)	(290)	(38,849)
Dividends paid	—	—	125	(125)	—	—	—	—
Balance at March 31, 2020	166,193	$1,662	$682	$2,202,208	$(169,746)	$2,034,806	$2,339	$2,037,145

Balance at December 31, 2018	171,582	$1,716	$1,896	$2,088,707	$(105,481)	$1,986,838	$882	$1,987,720
Shares issued under employee stock plans	654	6	27,184	—	—	27,190	—	27,190
Shares repurchased under provisions of stock repurchase plans	(588)	(6)	(38,484)	(5,844)	—	(44,334)	—	(44,334)
Stock compensation expense	—	—	13,382	—	—	13,382	—	13,382
Net earnings	—	—	—	139,699	—	139,699	412	140,111
Other comprehensive income (loss)	—	—	—	—	1,495	1,495	(130)	1,365
Balance at March 31, 2019	171,648	$1,716	$3,978	$2,222,562	$(103,986)	$2,124,270	$1,164	$2,125,434

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

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K as filed with the Securities and Exchange Commission on February 21, 2020.

All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for per share data or unless otherwise specified.
B.	Revenue Recognition

The Company derives its revenues by entering into agreements that are generally comprised of a single performance obligation, which is that freight is shipped for and received by the customer. The Company's three principal services are the revenue categories presented in the condensed consolidated statements of earnings: 1) airfreight services, 2) ocean freight and ocean services, and 3) customs brokerage and other services.

The Company typically satisfies its performance obligations as services are rendered over time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed over the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one to two month-period and contracts with customers have an original expected duration of less than one year. The Company satisfied nearly all performance obligations for the contract liabilities recorded as of December 31, 2019.

Beginning in the second quarter 2019, the Company revised its presentation for revenue transfers between its geographic operating segments and services rendered at the destination, which moved certain revenues and directly related operating expenses for air and ocean transactions to destination services within customs brokerage and other services. These changes better align revenue reporting with the location where the services are performed, as well as the transactional reporting being developed as part of the Company’s new accounting systems and processes. The change in presentation had no impact on consolidated or segment operating income. The impact on reported consolidated and segment total revenues and expenses for these changes was immaterial and first quarter 2019 presentation has not been revised.
C.	Leases

The Company determines if an arrangement is a lease at inception. Right-of-use (ROU) assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. All ROU assets and lease liabilities are recognized at the commencement date at the present value of lease payments over the lease term. ROU assets are adjusted for lease incentives and initial direct costs. The lease term includes renewal options exercisable at the Company's sole discretion when the Company is reasonably certain to exercise that option. As the Company's leases generally do not have an implicit rate, the Company uses an estimated incremental borrowing rate based on market information available at the commencement date to determine the present value. Certain of our leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. The Company excludes variable payments from ROU assets and lease liabilities, to the extent not considered fixed, and instead expense variable payments as incurred. Lease expense is recognized on a straight-line basis over the lease term and is included in rent and occupancy expenses on the condensed consolidated statement of earnings.

D.	Accounts Receivable

Effective January 1, 2020, the Company adopted a new accounting standard update related to the measurement of credit losses on financial instruments. The adoption had an immaterial effect on the Company’s consolidated financial statements and disclosures. Under this new standard, the valuation allowance reduces a financial asset’s balance for credit losses expected to be incurred over the assets contractual term. The Company determined that this new guidance is applicable to its accounts receivable, which are short term and for which the Company has not historically experienced significant credit losses. The Company adopted this standard using the modified retrospective transition method resulting in a $6 million adjustment to the opening balance of retained earnings and an $8 million reduction to the opening balance of allowance for credit loss. The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method leveraging historical credit loss information and including considerations of the current economic environment. Additional allowances may be necessary in the future if changes in economic conditions are significant enough to affect expected credit losses. The Company has recorded an allowance for credit loss in the amounts of $3,578 as of March 31, 2020 and $11,143 as of December 31, 2019. Additions and write-offs have not been significant in the periods presented.
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

Note 2. Share-Based Compensation

The Company has historically granted the majority of its share-based awards during the second quarter of each fiscal year. During the three months ended March 31, 2020 and 2019, the Company did not grant any share-based awards.

The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year. No shares were issued under the employee stock purchase plan in the three months ended March 31, 2020 and 2019.

The Company recognizes stock compensation expense based on the fair value of awards granted to employees and directors under the Company’s omnibus incentive, stock option and employee stock purchase rights plans. This expense, adjusted for expected forfeitures, is recognized in net earnings on a straight-line basis over the service periods as salaries and related costs on the condensed consolidated statements of earnings. Restricted stock units and performance share units awarded to certain employees meeting specific retirement eligibility criteria at the time of grant are expensed immediately as there is no substantive service period associated with those awards.

Note 3. Income Taxes

During 2019, the Internal Revenue Service (IRS) and the U.S. Department of Treasury (Treasury) issued additional guidelines and clarifying regulations related to the implementation of the 2017 Tax Act. The Company expects that additional guidance will continue to be issued in future periods. As this guidance is issued, the Company will continue to evaluate the information to determine whether any additional adjustments to its tax provisions are required.

The 2017 Tax Act included provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. The Company treats BEAT and GILTI as components of current income tax expense. For the three months ended March 31, 2020 and 2019, there was no BEAT expense and GILTI expense was insignificant.

The Company’s consolidated effective income tax rate was 26.6% for the three months ended March 31, 2020, as compared to 28.3% for the comparable period in 2019. The effect of higher average tax rates of our international subsidiaries, when compared to U.S. federal and state tax rates, were partially offset by U.S. foreign tax credits and U.S. income tax deductions for Foreign-derived intangible income (FDII).

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

The total amount of the Company’s tax contingencies may increase in 2020. In addition, changes in state, federal, and foreign tax laws and changes in interpretations of these laws may increase the Company’s existing tax contingencies. The timing of the resolution of income tax examinations can be highly uncertain, and the amounts ultimately paid including interest and penalties, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts recorded. It is reasonably possible that within the next twelve months the Company may undergo further audits and examinations by various tax authorities and possibly may reach resolution related to income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to the Company’s contingencies related to positions on tax filings in future years. The estimate of any ultimate tax liability contains assumptions based on experiences, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by the taxing jurisdiction. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the three months ended March 31, 2020 and 2019.

As discussed above, some elements of the recorded impacts of the 2017 Tax Act could be impacted by further legislative action as well as additional interpretations and guidance issued by the IRS or Treasury. As a result, the amount of income tax recorded in the future may differ, possibly materially. For further information and discussion of the potential impact of the 2017 Tax Act, refer to Note 7 to the consolidated financial statements in the Company's 2019 Annual Report on Form 10-K.

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

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended March 31,
	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2020
Basic earnings attributable to shareholders	$122,344	168,735	$0.73
Effect of dilutive potential common shares	—	2,715	—
Diluted earnings attributable to shareholders	$122,344	171,450	$0.71
2019
Basic earnings attributable to shareholders	$139,699	171,818	$0.81
Effect of dilutive potential common shares	—	3,570	—
Diluted earnings attributable to shareholders	$139,699	175,388	$0.80

Substantially all outstanding potential common shares as of March 31, 2020 and 2019 were dilutive.

Note 5. Shareholders' Equity

The Company has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding common stock down to 160,000 shares. During the three months ended March 31, 2020, 4,000 shares were repurchased at an average price of $70.81 per share, compared to 500 shares at an average price of $75.64 per share during the same period in 2019. In the first quarter of 2019, the Company also repurchased 88 shares at an average price of $74.03 under a Non-discretionary Stock Repurchase Plan that expired in 2019.

Accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments, net of related income tax effects, for all the periods presented.

Subsequent to the end of first quarter 2020, on May 5, 2020, the Board of Directors declared a semi-annual dividend of $0.52 per share payable on June 15, 2020 to shareholders of record as of June 1, 2020.

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

Cash and cash equivalents consist of the following:

	March 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$440,121	$440,121	$417,456	$417,456
Corporate commercial paper	635,697	636,169	775,504	776,356
Time deposits	36,155	36,155	37,531	37,531
Total cash and cash equivalents	$1,111,973	$1,112,445	$1,230,491	$1,231,343

The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).

Note 7. Contingencies

The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of March 31, 2020, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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

Financial information regarding the Company’s operations by geographic area is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the three months ended March 31, 2020:
Revenues[1]	$650,407	81,831	37,890	537,955	169,042	320,640	105,039	(940)	1,901,864
Directly related cost of transportation and other expenses[2]	$373,961	45,890	23,765	425,301	121,282	221,998	74,976	(445)	1,286,728
Salaries and other operating expenses[3]	$225,944	23,712	11,749	57,433	29,908	81,854	25,950	(469)	456,081
Operating income	$50,502	12,229	2,376	55,221	17,852	16,788	4,113	(26)	159,055
Identifiable assets at period end	$1,858,250	135,810	68,402	512,808	179,508	554,831	200,382	(24)	3,509,967
Capital expenditures	$4,497	61	102	325	188	645	309	—	6,127
Equity	$1,369,580	63,378	28,020	237,255	102,001	159,222	113,349	(35,660)	2,037,145
For the three months ended March 31, 2019:
Revenues[1]	$659,784	91,410	34,179	632,853	177,179	312,690	112,675	(719)	2,020,051
Directly related cost of transportation and other expenses[2]	$367,355	56,241	19,116	498,646	129,810	215,895	79,503	(629)	1,365,937
Salaries and other operating expenses[3]	$218,416	24,209	12,427	68,427	31,462	82,843	28,811	(82)	466,513
Operating income	$74,013	10,960	2,636	65,780	15,907	13,952	4,361	(8)	187,601
Identifiable assets at period end	$1,906,278	175,034	71,168	511,589	174,512	579,924	234,195	(9,788)	3,642,912
Capital expenditures	$6,915	228	93	344	176	982	697	—	9,435
Equity	$1,401,450	82,170	28,581	238,518	114,290	165,718	126,953	(32,246)	2,125,434

[1]

Beginning in the second quarter of 2019, the Company revised its process to record the transfer, between its geographic operating segments, of revenues and the directly related cost of transportation and other expenses for freight service transactions between Company origin and destination locations. This change better aligns revenue reporting with the location where the services are performed, as well as the transactional reporting being developed as part of the Company’s new accounting systems and processes. The change in presentation had no impact on consolidated or segment operating income. The impact of these changes on reported segment revenues was immaterial and first quarter 2019 segment revenues have not been revised.

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

The Company’s consolidated financial results in the first quarter 2020 were significantly impacted by the effects of the Novel Coronavirus (COVID-19) pandemic and are expected to be further impacted in the remainder of 2020. In the first quarter of 2020, North Asia and United States experienced the most significant declines in results due to the disruptions of trade to and from China, which impacted overall freight movement around the globe. Factories in China experienced extended closures and many airlines cancelled flights to and from China. Additionally, ocean carriers have reduced their capacity by anchoring vessels and skipping ports due to the decline in demand. As a result, starting in January certain of the Company’s central China offices experienced temporary closures and limited operations and shipments were rerouted or delayed by customers and service providers taking their own precautionary measures. Also, available airfreight capacity was reduced affecting the ability to efficiently route customers’ freight. In the first quarter 2020 and 2019, the People's Republic of China, including Hong Kong, represented 23% and 27%, respectively, of the Company’s total revenues and 25% and 29%, respectively, of the Company’s total operating income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

Certain portions of this report on Form 10-Q including the sections entitled "Overview," "Novel Coronavirus (COVID-19)," "Expeditors' Culture and Strategy," "International Trade and Competition," "Seasonality," "Critical Accounting Estimates," "Results of Operations," "Income tax expense," "Currency and Other Risk Factors" and "Liquidity and Capital Resources" contain forward-looking statements. Words such as "will likely result," "expects", "are expected to," "would expect," "would not expect," "will continue," "is anticipated," "estimate," "project," "plan," "believe," "probable," "reasonably possible," "may," "could," "should," "intends," "foreseeable future" and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, the anticipated impact and duration of COVID-19, and other characterizations of future events or circumstances are forward-looking statements. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. In addition to risk factors identified in Part II, Item 1A, Risk Factors of this report, attention should be given to the factors identified and discussed in the Company's annual report on Form 10-K filed on February 21, 2020.

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

Novel Coronavirus (COVID-19)

The COVID-19 pandemic has significantly affected our business operations in the first quarter of 2020, and we expect these disruptive conditions to continue through the remainder of the year. At this time, the main elements of its impact on our business are summarized below:

•

Governments have designated our operations as essential business in all regions where we operate because of our important role in supply chains operations worldwide. As such, our districts continue to serve our customers while operating within the regulations established in those countries.

•

We activated our business continuity plan, first regionally in China in January 2020, expanding to other regions worldwide in February and March 2020. Our business continuity plan includes measures to protect and safeguard the health of our employees and service providers, such as sanitization of our facilities, providing protective equipment to employees, restricting travel and requiring all employees to work remotely if they are able to. Our plan includes measures to minimize adverse impacts to our operations and those of our customers’ businesses. We have identified areas of the supply chain process that can be supported remotely and through automation, and those which require physical operations and handling. We continue to monitor the rapidly changing situation and may take additional actions based on recommendations from governments and local and national health authorities.

•

Travel restrictions, government mandated lockdowns and additional precautionary measures resulted in business and supply chain disruption, and limited operations first in China, and then worldwide with a sharp decrease in international trade. We have also seen a shift in the goods we handle with increased shipments of medical equipment and supplies to combat COVID-19 and technology products to support social distancing and working remotely. In contrast, we have seen a significant decline in shipments from our customers in retail, aerospace, automotive, oil and energy sectors. Overall, this has negatively impacted our results of operations in the first quarter of 2020 as our freight volumes have decreased.

•

These disruptions are threatening the financial stability of our service providers and our ability to efficiently route customer freight. Reduced passenger flight schedules and cancellations have significantly impacted available belly space, limiting our ability to utilize space under our existing capacity agreements with carriers and requiring us to buy space in a tight airfreight market and utilize chartered planes. Ocean carriers have continued to reduce their capacity by anchoring vessels and skipping ports due to the decline in demand. These freight market conditions create pricing volatility that further challenges Expeditors’ ability to maintain historical unitary profitability.

•

Many of our customers are experiencing disruptions in their revenue and cash flow, prompting these customers to attempt to renegotiate contractual terms and increasing our accounts receivable collection risk. We have continued to apply our established credit control procedures and collection monitoring that have historically been effective in limiting credit losses. These conditions could result in the loss of business and additional bad debt allowances in the future if our customers’ ability to pay further deteriorates.

These disruptive conditions continued in April 2020, and we expect them to continue through the remainder of the year. A prolonged slowdown in the global economy and trade would further negatively affect our operations in the future.

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

Our ability to provide services to customers is highly dependent on good working relationships with a variety of entities including airlines, ocean carriers, ground transportation providers and governmental agencies. The significance of maintaining acceptable working relationships with these entities has gained increased importance as a result of the effect of the COVID-19 pandemic, ongoing concern over terrorism, security, changes in governmental regulation and oversight of international trade. A good reputation helps to develop practical working understandings that will assist in meeting security requirements while minimizing potential international trade obstacles, especially as governments rapidly promulgate new regulations in reaction to the COVID-19 pandemic and increase oversight and enforcement of new and existing laws. We consider our current working relationships with these entities to be satisfactory.

Our business is also highly dependent on the financial stability and operational capabilities of the carriers we utilize. Carriers are highly leveraged with debt and incurring operating losses. As a result, carriers are facing liquidity challenges exacerbated by COVID-19 pandemic and are seeking relief under various government support programs. This environment requires that we be selective in determining which carriers to utilize. Further changes in the financial stability, operating capabilities and capacity of asset-based carriers, capacity allotments available from carriers, governmental regulations, and/or trade accords could adversely affect our business in unpredictable ways.

International Trade and Competition

We operate in over 60 countries in the competitive global logistics industry and our activities are closely tied to the global economy. The global economy is experiencing a rapid slowdown as a result of the COVID-19 pandemic and related precautionary measures including lockdown government mandates worldwide, shutdown of manufacturing and operations for non-essential businesses and travel restrictions. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to tariffs and trade restrictions and accords. Currently, the United States and China have significantly increased tariffs on certain imports and are engaged in trade negotiations and changes to export regulations and tariffs for goods deemed essential to combating COVID-19. The United Kingdom and the European Union are negotiating the terms of the United Kingdom's exit from the European Union. We cannot predict the outcome of these proposals or negotiations, or the effects they will have on our business. As governments implement higher tariffs on imports, manufacturers may accelerate, to the extent possible, shipments to avoid higher tariffs and, over time, may shift manufacturing to other countries. Doing business in foreign locations also subjects us to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies and inter-governmental disputes concerning international trade, our business may also be negatively affected by political developments and changes in government personnel or policies in the United States and other countries, as well as economic turbulence, political unrest and security concerns in the nations and on the trade shipping lanes in which we conduct business and the future impact that these events may have on international trade, oil prices and security costs.

The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. Our pricing and terms continue to be pressured by uncertainty in global trade and economic conditions, concerns over airfreight capacity availability, volatile airfreight pricing, disruptions in port services, political unrest and fluctuating currency exchange rates. We expect these operating and competitive conditions to continue. Air carriers are experiencing significant cash flow challenges as a result of travel restrictions resulting in cancellation of flights. Ocean carriers have incurred substantial operating losses in recent years, and many are highly leveraged with debt. These financial challenges have resulted in multiple carrier acquisitions and carrier alliance formations. Additionally, carriers continue to take delivery of new and larger ships, which may increase capacity. Carriers also face new regulatory requirements that became effective in 2020 requiring reductions in the sulfur in marine fuel, which are increasing their operating and capital costs. When the market experiences seasonal peaks or any sort of disruption, the carriers often increase their pricing suddenly. This carrier behavior creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.

There is uncertainty as to how new regulatory requirements and volatility in oil prices will continue to impact future buy rates. Because fuel is an integral part of carriers' costs and impacts both our buy rates and sell rates, we would expect our revenues and costs to be impacted as carriers adjust rates for the effect of changing fuel prices. To the extent that future fuel prices increase and we are unable to pass through the increases to our customers, this could adversely affect our operating income.

The global economic and trade environments remain uncertain, including the impacts of COVID-19. We cannot predict the impact of future changes in global trade on our operating results, freight volumes, pricing, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or on changes in competitors' behavior. Additionally, we cannot predict the direct or indirect impact that further changes in consumer purchasing behavior, such as online shopping, could have on our business. In response to governments implementing higher tariffs on imports as well as responses to COVID-19 disruptions, some customers have begun shifting manufacturing to other countries which could negatively impact us.

Seasonality

Historically, our operating results have been subject to seasonal demand trends with the first quarter being the weakest and the third and fourth quarters being the strongest; however, there is no assurance this seasonal trend will occur in the future or to what degree it will be impacted in 2020 by COVID-19. This pattern has been the result of, or influenced by, numerous factors, including weather patterns, national holidays, consumer demand, new product launches, economic conditions, pandemics, governmental policies and inter-governmental disputes and a myriad of other similar and subtle forces. In addition, this historical quarterly trend has been influenced by the growth and diversification of our international network and service offerings.

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

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments. We base our estimates on historical experience and on assumptions that we believe are reasonable. Our critical accounting estimates are discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our annual report on Form 10-K for the year ended December 31, 2019, filed on February 21, 2020. There have been no material changes to the critical accounting estimates previously disclosed in that report.

Results of Operations

The following table shows the revenues, the directly related cost of transportation and other expenses for our principal services and our overhead expenses for the three months ended March 31, 2020 and 2019, including the respective percentage changes comparing 2020 and 2019.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended March 31,
(in thousands)	2020	2019	Percentage change
Airfreight services:
Revenues	$709,039	$714,901	(1)%
Expenses	520,169	509,210	2
Ocean freight services and ocean services:
Revenues	493,427	568,641	(13)
Expenses	366,483	420,331	(13)
Customs brokerage and other services:
Revenues	699,398	736,509	(5)
Expenses	400,076	436,396	(8)
Overhead expenses:
Salaries and related costs	342,040	356,910	(4)
Other	114,041	109,603	4
Total overhead expenses	456,081	466,513	(2)
Operating income	159,055	187,601	(15)
Other income, net	8,191	7,771	5
Earnings before income taxes	167,246	195,372	(14)
Income tax expense	44,464	55,261	(20)
Net earnings	122,782	140,111	(12)
Less net earnings attributable to the noncontrolling interest	438	412	6
Net earnings attributable to shareholders	$122,344	$139,699	(12)%

Airfreight services:

Airfreight services revenues decreased 1% during the three months ended March 31, 2020 as compared with the same period for 2019, primarily due to a 7% decline in tonnage offset by 6% increase in average sell rates. Tonnage decreases in all regions were mostly offset by on average higher sell rates achieved.

Airfreight services expenses increased 2% during the three months ended March 31, 2020 as compared with the same period for 2019, principally as a result of an 8% increase in average recorded buy rates, offset by a 7% decline in tonnage.

North Asia, South Asia and North America had decreases in tonnage of 9%, 11% and 4%, respectively, for the three months ended March 31, 2020. The largest declines in tonnage were exports out of North Asia. After a significant decrease in January and February 2020, tonnage increased in March 2020 in North Asia while in other regions tonnage declined. The decrease in airfreight tonnage was primarily due to the COVID-19 pandemic resulting in extended closures following Chinese New Year. As a result of COVID-19, the governments around the world have implemented travel restrictions and suspended non-essential services. Additionally, factories have experienced extended closures. This has caused supply chain disruptions to our domestic and international customers, which correspondingly decreased our airfreight volumes.

As a result of travel restrictions and lower passenger demand, airlines cancelled flights reducing available belly space for cargo at a time where demand for time-sensitive delivery of essential supplies was high, resulting in imbalances between carrier capacity and demand in certain lanes. In order to accommodate the transportation of our customers’ shipments we increased our use of charter flights and purchases of capacity on the spot market, which resulted in significantly higher buy and sell rates. These conditions created a high degree of volatility in volumes, buy and sell rates and are expected to continue in the second quarter of 2020 and the remainder of the year.

Ocean freight and ocean services:

Ocean freight consolidation, direct ocean forwarding and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues and expenses decreased 13% for the three months ended March 31, 2020 as compared with the same period in 2019. The largest component of our ocean freight and ocean services revenue was derived from ocean freight consolidation, which represented 63% and 68% of ocean freight and ocean services revenue for the three months ended March 31, 2020 and 2019, respectively.

Ocean freight consolidation revenues and expenses decreased 20% and 19%, respectively, for the three months ended March 31, 2020 as compared with the same period in 2019, due to a 10% decline in containers shipped, primarily in North Asia, as well as a decrease in sell and buy rates. The changes in freight consolidation revenues and directly related expenses include a revised presentation of destination services that started in the second quarter of 2019, which decreased revenues and directly related operating expenses in ocean freight consolidation but did not change consolidated operating income.

Direct ocean freight forwarding revenues and expenses increased 9% and 18%, respectively, for the three months ended March 31, 2020 as compared with the same period in 2019, primarily due to higher volumes and changes in customer mix. This was partially offset by a decrease in volumes in North Asia. Order management revenues and expenses decreased 8% and 11%, respectively, for the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to lower volumes in North Asia, as well as a decrease in sell and buy rates. This was partially offset by higher volumes in South Asia.

North Asia ocean freight and ocean services revenues and expenses decreased 31% and 32%, respectively for the three months ended March 31, 2020 as compared with the same period in 2019, primarily due to decrease in container volume and lower sell and buy rates. The decline in containers shipped from North Asia followed decreases in trade volumes starting in 2019 and were accelerated by the COVID-19 pandemic. This was partially offset by an increase in South Asia ocean freight and ocean services revenues and expenses of 9% for the three months ended March 31, 2020 as compared with the same period in 2019, primarily due to an increase in container volume.

Ocean carriers continue to reduce their capacity by anchoring vessels and skipping ports due to the decline in demand. We expect that pricing volatility will continue as customers solicit bids, react to governmental trade policies, adjust to the slowdown of the global economy from the COVID-19 pandemic and carriers continue to adapt to changes in capacity, market demand and merge or create alliances with other carriers. Carriers also face new regulatory requirements that became effective in 2020 to reduce the use of sulfur in marine fuel, which are increasing their operating and capital costs, which could result in higher costs for us. These conditions could result in continued lower operating income.

Customs brokerage and other services:

Customs brokerage and other services revenues decreased 5% and expenses decreased 8% for the three months ended March 31, 2020 as compared with the same period in 2019, primarily due to decrease in shipments from existing customers. Slowdowns due to COVID-19 related closures affected volumes, particularly in the retail, aerospace, automotive, oil and energy sectors. Customers continue to value our brokerage services due to changing tariffs and increasing complexity in the declaration process. Customers seek knowledgeable customs brokers with sophisticated computerized capabilities critical to an overall logistics management program that are necessary to rapidly respond to changes in the regulatory and security environment.

North America revenues decreased 7% and directly related expenses decreased 10% for the three months ended March 31, 2020 as compared with the same periods for 2019, primarily as a result of lower volumes in customs brokerage and road freight.

Overhead expenses:

Salaries and related costs decreased by 4% for the three months ended March 31, 2020 as compared with the same period in 2019, principally due to reductions in commissions and bonuses earned from lower revenues and operating income.

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

Our management compensation programs have always been incentive-based and performance driven. Bonuses to field management for the three months ended March 31, 2020 were down 10% when compared to the same period in 2019. Bonuses under the executive incentive compensation plan were down 22%, primarily due a decrease in operating income and a reduction made to senior executive management bonus allocations, as well as unused bonus allocations available for future investments in the development of key personnel.

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

Other overhead expenses increased 4% for the three months ended March 31, 2020, as compared with the same period in 2019. The increase in expenses was due to an increase in bad debt expense, information technology consulting expense, claims and legal expense, partially offset by a decrease in travel expense. We will continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to explore new areas for profitable growth.

Income tax expense:

Our consolidated effective income tax rate was 26.6% for the three months ended March 31, 2020, as compared to 28.3% for the same period in 2019. The effect of higher average tax rates of our international subsidiaries, when compared to U.S. federal and state tax rates, were partially offset by U.S. foreign tax credits and U.S. income tax deductions for Foreign-derived intangible income (FDII).

Some elements of the recorded impacts of the 2017 Tax Act could be impacted by further legislative action as well as additional interpretations and guidance issued by the IRS or Treasury. See Note 3 to the condensed consolidated financial statements for additional information.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates dealing with a multitude of currencies other than the U.S. dollar. This results in our being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or agency relationships have strict currency control regulations, which influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three months ended March 31, 2020 and 2019 was insignificant. We had no foreign currency derivatives outstanding at March 31, 2020 and December 31, 2019. During the three months ended March 31, 2020, net foreign currency gains were approximately $4 million. During the three months ended March 31, 2019, net foreign currency losses were approximately $3 million.

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

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three months ended March 31, 2020 was $165 million as compared with $289 million for the same period in 2019. The decrease of $124 million in the three months ended March 31, 2020 was primarily due to changes in working capital, principally as a result of reduced customer collections when compared to the same period in 2019 due to lower revenues in the fourth quarter 2019 and the first quarter 2020. At March 31, 2020, working capital was $1,460 million, including cash and cash equivalents of $1,112 million. Other than our recorded lease liabilities, we had no long-term obligations or debt at March 31, 2020. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

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

Cash used in investing activities for the three months ended March 31, 2020 was $6 million as compared with $9 million in the same period of 2019, primarily for capital expenditures. Capital expenditures in the three months ended March 31, 2020 were related primarily to continuing investments in building and leasehold improvements and technology and facilities equipment. Occasionally, we elect to purchase buildings to house staff and to facilitate the staging of customers’ freight. Total anticipated capital expenditures in 2020 are currently estimated to be $50 million. This includes routine capital expenditures and investments in technology.

Cash used in financing activities during the three months ended March 31, 2020 was $261 million as compared with $17 million for the same period in 2019. We use the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to limit the growth in issued and outstanding shares. During the three months ended March 31, 2020, we used cash to repurchase 4.0 million shares of common stock to reduce the number of total outstanding shares, compared to 0.6 million in the same period in 2019.

We follow established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. Historically, our investment portfolio has not been adversely impacted by disruptions occurring in the credit markets. However, there can be no assurance that our investment portfolio will not be adversely affected in the future.

We cannot predict what impact growing uncertainties in the global economy, political uncertainty nor the COVID-19 pandemic may have on our operating results, freight volumes, pricing, amounts advanced on behalf of our customers, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or on changes in competitors' behavior.

We maintain international unsecured bank lines of credit. At March 31, 2020, we were contingently liable for $68 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At March 31, 2020, cash and cash equivalent balances of $419 million were held by our non-United States subsidiaries, of which $6 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the three months ended March 31, 2020, would have had the effect of raising operating income by approximately $12 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $10 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the three months ended March 31, 2020 and 2019 was insignificant. During the three months ended March 31, 2020, foreign currency gains were approximately $4 million. During the three months ended March 31, 2019, foreign currency losses were approximately $3 million. We had no foreign currency derivatives outstanding at March 31, 2020 and December 31, 2019. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of March 31, 2020, we had approximately $74 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.

Interest Rate Risk

At March 31, 2020, we had cash and cash equivalents of $1,112 million, of which $672 million was invested at various short-term market interest rates. Other than our recorded lease liabilities, we had no long-term obligations or debt at March 31, 2020. A hypothetical change in the interest rate of 10 basis points at March 31, 2020 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the first quarter of 2020.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of COVID-19, many of our employees are working remotely and are able to do so within our established internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Expeditors is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on our operations, cash flows or financial position. As of March 31, 2020, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the risk factors under Item 1A Risk Factors in our Annual Report on Form 10-K filed on February 21, 2020. There have been no material changes in Expeditors' risk factors from those disclosed under Item 1A Risk Factors in our annual report on Form 10-K filed on February 21, 2020, except for the following:

Novel Coronavirus (COVID-19)

COVID-19 significantly impacted worldwide economic conditions and global trade and may continue to have an adverse effect on our operations, and the operations of our service providers and our customers, which may further impact our business. COVID-19 was declared as a global health emergency and later declared as a global pandemic by the World Health Organization. As a result, governments have implemented travel restrictions, mandated lockdowns and other precautionary measures that resulted in significant business and supply chain disruptions and a slowdown in international trade. This crisis has, and is expecting to continue affecting our business in many aspects. Governments have designated our operations as essential business and we activated our business continuity plan to be able to conduct operations. Our facilities and employees are operating under the constraints of special protective measures and many are working remotely. These disruptions are also threatening the financial stability of our service providers and the ability to efficiently and profitably route our customers’ freight. Reduced flight schedules and cancellations have significantly reduced available space for airfreight, while ocean carriers have continued to reduce their operating capacity. These freight market conditions create pricing volatility that challenges Expeditors’ ability to maintain historical unitary profitability. Many of our customers are experiencing disruptions in their revenue and cash flow, prompting these customers to renegotiate contractual terms and increasing our accounts receivable collection risks. Such conditions could result in the loss of business and additional bad debt allowances in the future if our customers’ ability to pay deteriorates. Although we are monitoring the situation, we cannot predict for how long, or the ultimate extent to which the pandemic and related precautionary measures may disrupt our operations. Any significant disruption resulting from this on a large scale or over an extended period of time would negatively affect our business and our financial results.

Service Providers

As a non-asset based provider of global logistics services, Expeditors depends on a variety of asset-based service providers, including air, ocean and ground freight carriers. The quality and profitability of our services depend upon effective selection, management and discipline of service providers. COVID-19 is expected to place significant stress on our air, ocean and freight ground carriers, which may result in reduced carrier capacity or availability, pricing volatility or more limited carrier transportation schedules which could adversely impact our operations and financial results. During the COVID-19 pandemic, air carriers have been particularly affected having to cancel flights due to travel restrictions resulting in dramatic drops in revenues, historical losses and liquidity challenges. Ocean carriers have incurred significant operating losses in recent years, further exacerbated by trade reductions from COVID-19 measures, and are highly leveraged with debt. Additionally, several ocean carriers have consolidated, with the potential for more to occur in the future. Changes in the financial stability, operating capabilities and capacity of asset-based carriers and capacity allotment made available to Expeditors by asset-based carriers affects us in unpredictable ways. Any combination of reduced carrier capacity or availability, pricing volatility or more limited carrier transportation schedules, such as those caused by COVID-19, could further negatively affect our ability to execute services and maintain profitability. Expeditors cannot predict if relief measures extended by certain governments will be effective in supporting the financial viability of carriers nor can we predict the long-term effects of this crisis on carriers’ financial stability and ability to provide services.

Additionally, Expeditors' carriers are subject to increasingly stringent laws, which could, directly or indirectly, have a material adverse effect on our business. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the transportation industry, which in turn could increase our purchased transportation costs. If we are unable to pass such costs on to our customers, our business and results of operations could be materially adversely affected.

Economic Conditions

The global economy is experiencing a rapid slowdown as a result of the COVID-19 pandemic, which has affected trade and could further affect demand for our services. Continued unfavorable economic conditions will result in lower freight volumes and adversely affects Expeditors' revenues, operating results and cash flows. These conditions should they continue for extended period of time would further adversely affect our customers and service providers. Should our customers’ ability to pay deteriorate, additional bad debts may be incurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
January 1-31, 2020	—	$—	—	9,748,977
February 1-29, 2020	2,000,000	74.09	2,000,000	8,283,602
March 1-31, 2020	2,000,000	67.53	2,000,000	6,192,763
Total	4,000,000	$70.81	4,000,000	6,192,763

In November 2001, Expeditors' Board of Directors authorized a Discretionary Stock Repurchase Plan for the purpose of repurchasing our common stock in the open market to reduce the issued and outstanding stock down to 200 million shares. Subsequently, the Board of Directors has from time to time increased the amount of our common stock that may be repurchased. The Board of Directors last authorized repurchases down to 160 million shares of common stock in November 2018. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	Not applicable.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

May 7, 2020	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

May 7, 2020	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer