Form 10-Q
period 2020-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2020-08-06
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

At August 3, 2020, the number of shares outstanding of the issuer’s common stock was 167,659,204.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets:
Current Assets:
Cash and cash equivalents	$1,180,455	$1,230,491
Accounts receivable, less allowance for credit loss of $5,347 at June 30, 2020 and $11,143 at December 31, 2019	1,460,324	1,315,091
Deferred contract costs	147,932	131,783
Other	69,560	92,558
Total current assets	2,858,271	2,769,923
Property and equipment, less accumulated depreciation and amortization of $494,773 at June 30, 2020 and $478,906 at December 31, 2019	497,762	499,344
Operating lease right-of-use assets	424,516	390,035
Goodwill	7,927	7,927
Deferred federal and state income taxes, net	5,300	8,034
Other assets, net	16,401	16,621
Total assets	$3,810,177	$3,691,884
Liabilities:
Current Liabilities:
Accounts payable	$755,971	$735,695
Accrued expenses, primarily salaries and related costs	257,923	189,446
Contract liabilities	172,148	154,183
Current portion of operating lease liabilities	69,740	65,367
Federal, state and foreign income taxes	32,287	23,627
Total current liabilities	1,288,069	1,168,318
Noncurrent portion of operating lease liabilities	360,510	326,347
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding: 166,816 shares at June 30, 2020 and 169,622 shares at December 31, 2019	1,668	1,696
Additional paid-in capital	12,221	3,203
Retained earnings	2,298,387	2,321,316
Accumulated other comprehensive loss	(153,158)	(131,187)
Total shareholders’ equity	2,159,118	2,195,028
Noncontrolling interest	2,480	2,191
Total equity	2,161,598	2,197,219
Total liabilities and equity	$3,810,177	$3,691,884

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
Airfreight services	$1,434,590	$741,577	$2,143,629	$1,456,478
Ocean freight and ocean services	491,712	543,809	985,139	1,112,450
Customs brokerage and other services	654,330	750,193	1,353,728	1,486,702
Total revenues	2,580,632	2,035,579	4,482,496	4,055,630
Operating Expenses:
Airfreight services	1,097,073	542,639	1,617,242	1,051,849
Ocean freight and ocean services	363,599	390,299	730,082	810,630
Customs brokerage and other services	370,369	440,946	770,445	877,342
Salaries and related	395,107	356,351	737,147	713,261
Rent and occupancy	41,375	40,897	83,899	82,420
Depreciation and amortization	14,109	12,677	26,769	26,070
Selling and promotion	3,113	11,643	11,356	22,719
Other	48,261	47,926	98,875	91,537
Total operating expenses	2,333,006	1,843,378	4,075,815	3,675,828
Operating income	247,626	192,201	406,681	379,802
Other Income (Expense):
Interest income	2,559	6,516	7,366	12,622
Other, net	797	2,262	4,181	3,927
Other income, net	3,356	8,778	11,547	16,549
Earnings before income taxes	250,982	200,979	418,228	396,351
Income tax expense	66,794	47,449	111,258	102,710
Net earnings	184,188	153,530	306,970	293,641
Less net earnings attributable to the noncontrolling interest	319	381	757	793
Net earnings attributable to shareholders	$183,869	$153,149	$306,213	$292,848
Diluted earnings attributable to shareholders per share	$1.09	$0.88	$1.80	$1.67
Basic earnings attributable to shareholders per share	$1.10	$0.90	$1.83	$1.71
Weighted average diluted shares outstanding	169,290	174,466	170,382	174,953
Weighted average basic shares outstanding	166,767	171,003	167,751	171,425

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net earnings	$184,188	$153,530	$306,970	$293,641
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (benefit) expense of $(5,148) and $(82) for the three months ended June 30, 2020 and 2019 and $(3,974) and $439 for the six months ended June 30, 2020 and 2019	16,410	(769)	(22,439)	596
Reclassification adjustments for foreign currency realized losses, net of tax of $145 for the three and six months ended June 30, 2019	—	535	—	535
Other comprehensive income (loss)	16,410	(234)	(22,439)	1,131
Comprehensive income	200,598	153,296	284,531	294,772
Less comprehensive income attributable to the noncontrolling interest	141	257	289	539
Comprehensive income attributable to shareholders	$200,457	$153,039	$284,242	$294,233

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating Activities:
Net earnings	$184,188	$153,530	$306,970	$293,641
Adjustments to reconcile net earnings to net cash from operating activities:
Provisions for losses (recoveries) on accounts receivable	2,389	1,584	4,209	(304)
Deferred income tax expense	9,287	3,697	4,148	5,805
Stock compensation expense	21,638	23,824	32,794	37,206
Depreciation and amortization	14,109	12,677	26,769	26,070
Other, net	118	(29)	551	160
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(185,055)	(28,187)	(168,375)	202,290
Increase (decrease) in accounts payable and accrued expenses	106,760	39,900	107,677	(82,383)
(Increase) decrease in deferred contract costs	(2,333)	(13,010)	(18,401)	18,249
(Decrease) increase in contract liabilities	(595)	13,003	20,606	(23,722)
Increase (decrease) in income taxes payable, net	20,154	(49,606)	30,642	(32,613)
Decrease (increase) in other, net	16,061	(1,676)	4,131	791
Net cash from operating activities	186,721	155,707	351,721	445,190
Investing Activities:
Purchase of property and equipment	(22,114)	(12,987)	(28,241)	(22,422)
Other, net	(68)	1,038	(211)	1,293
Net cash from investing activities	(22,182)	(11,949)	(28,452)	(21,129)
Financing Activities:
Proceeds from issuance of common stock	29,187	32,287	52,586	59,477
Repurchases of common stock	(30,985)	(190,589)	(314,225)	(234,923)
Dividends Paid	(86,815)	(85,184)	(86,815)	(85,184)
Payments for taxes related to net share settlement of equity awards	(9,170)	(6,674)	(10,566)	(6,674)
Net cash from financing activities	(97,783)	(250,160)	(359,020)	(267,304)
Effect of exchange rate changes on cash and cash equivalents	1,726	(377)	(14,285)	2,158
Change in cash and cash equivalents	68,482	(106,779)	(50,036)	158,915
Cash and cash equivalents at beginning of period	1,111,973	1,189,429	1,230,491	923,735
Cash and cash equivalents at end of period	$1,180,455	$1,082,650	$1,180,455	$1,082,650
Taxes Paid:
Income taxes	$38,504	$97,715	$73,808	$134,968

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Common Stock
For the three months ended June 30, 2020 and 2019	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at March 31, 2020	166,193	$1,662	$682	$2,202,208	$(169,746)	$2,034,806	$2,339	$2,037,145
Shares issued under employee stock plans	1,023	10	20,007	—	—	20,017	—	20,017
Shares repurchased under provisions of stock repurchase plan	(400)	(4)	(30,981)	—	—	(30,985)	—	(30,985)
Stock compensation expense	—	—	21,638	—	—	21,638	—	21,638
Net earnings	—	—	—	183,869	—	183,869	319	184,188
Other comprehensive income (loss)	—	—	—	—	16,588	16,588	(178)	16,410
Dividends paid ($0.52)	—	—	875	(87,690)	—	(86,815)	—	(86,815)
Balance at June 30, 2020	166,816	$1,668	$12,221	$2,298,387	$(153,158)	$2,159,118	$2,480	$2,161,598

Balance at March 31, 2019	171,648	$1,716	$3,978	$2,222,562	$(103,986)	$2,124,270	$1,164	$2,125,434
Shares issued under employee stock plans	1,002	11	25,602	—	—	25,613	—	25,613
Shares repurchased under provisions of stock repurchase plans	(2,610)	(26)	(41,374)	(149,189)	—	(190,589)	—	(190,589)
Stock compensation expense	—	—	23,824	—	—	23,824	—	23,824
Net earnings	—	—	—	153,149	—	153,149	381	153,530
Other comprehensive income (loss)	—	—	—	—	(110)	(110)	(124)	(234)
Dividends paid ($0.50)	—	—	403	(85,587)	—	(85,184)	—	(85,184)
Balance at June 30, 2019	170,040	$1,701	$12,433	$2,140,935	$(104,096)	$2,050,973	$1,421	$2,052,394

	Common Stock
For the six months ended June 30, 2020 and 2019	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2019	169,622	$1,696	$3,203	$2,321,316	$(131,187)	$2,195,028	$2,191	$2,197,219
Cumulative effect of accounting change	—	—	—	6,074	—	6,074	—	6,074
Shares issued under employee stock plans	1,594	16	42,004	—	—	42,020	—	42,020
Shares repurchased under provisions of stock repurchase plans	(4,400)	(44)	(66,780)	(247,401)	—	(314,225)	—	(314,225)
Stock compensation expense	—	—	32,794	—	—	32,794	—	32,794
Net earnings	—	—	—	306,213	—	306,213	757	306,970
Other comprehensive income (loss)	—	—	—	—	(21,971)	(21,971)	(468)	(22,439)
Dividends paid ($0.52)	—	—	1,000	(87,815)	—	(86,815)	—	(86,815)
Balance at June 30, 2020	166,816	$1,668	$12,221	$2,298,387	$(153,158)	$2,159,118	$2,480	$2,161,598

Balance at December 31, 2018	171,582	$1,716	$1,896	$2,088,707	$(105,481)	$1,986,838	$882	$1,987,720
Shares issued under employee stock plans	1,656	17	52,786	—	—	52,803	—	52,803
Shares repurchased under provisions of stock repurchase plans	(3,198)	(32)	(79,858)	(155,033)	—	(234,923)	—	(234,923)
Stock compensation expense	—	—	37,206	—	—	37,206	—	37,206
Net earnings	—	—	—	292,848	—	292,848	793	293,641
Other comprehensive income (loss)	—	—	—	—	1,385	1,385	(254)	1,131
Dividends paid ($0.50)	—	—	403	(85,587)	—	(85,184)	—	(85,184)
Balance at June 30, 2019	170,040	$1,701	$12,433	$2,140,935	$(104,096)	$2,050,973	$1,421	$2,052,394

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

The Company typically satisfies its performance obligations as services are rendered over time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed over the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one to two month-period and contracts with customers have an original expected duration of less than one year. The Company satisfied nearly all performance obligations for the contract liabilities recorded as of March 31, 2020.

Beginning in the second quarter 2019, the Company revised its presentation for revenue transfers between its geographic operating segments and services rendered at the destination, which moved certain revenues and directly related operating expenses for air and ocean transactions to destination services within customs brokerage and other services. These changes better align revenue reporting with the location where the services are performed, as well as the transactional reporting being developed as part of the Company’s new accounting systems and processes. The change in presentation had no impact on consolidated or segment operating income. The impact on reported consolidated and segment total revenues and expenses for these changes was immaterial and six months ended June 30, 2019 presentation has not been revised.
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

Effective January 1, 2020, the Company adopted a new accounting standard update related to the measurement of credit losses on financial instruments. The adoption had an immaterial effect on the Company’s consolidated financial statements and disclosures. Under this new standard, the valuation allowance reduces a financial asset’s balance for credit losses expected to be incurred over the assets contractual term. The Company determined that this new guidance is applicable to its accounts receivable, which are short term and for which the Company has not historically experienced significant credit losses. The Company adopted this standard using the modified retrospective transition method resulting in a $6 million adjustment to the opening balance of retained earnings and an $8 million reduction to the opening balance of allowance for credit loss. The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method leveraging historical credit loss information and including considerations of the current economic environment. Additional allowances may be necessary in the future if changes in economic conditions are significant enough to affect expected credit losses. The Company has recorded an allowance for credit loss in the amounts of $5,347 as of June 30, 2020 and $11,143 as of December 31, 2019. Additions and write-offs have not been significant in the periods presented.
E.	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company uses estimates primarily in the following areas: accounts receivable valuation, accrual of costs related to ancillary services the Company provides, accrual of liabilities for the portion of the related exposure that the Company has self-insured, accrual of various tax liabilities including estimates associated with the U.S. enacted Tax Cuts and Jobs Act (the 2017 Tax Act), accrual of loss contingencies, the allocation of the purchase price in a business combination, calculation of share-based compensation expense and estimates related to determining the lease term and discount rate when measuring ROU assets and lease liabilities. Actual results could be materially different from the estimated provisions and accruals recorded.
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

Note 2. Share-Based Compensation

The Company has historically granted the majority of its share-based awards during the second quarter of each fiscal year. On May 5, 2020, shareholders approved the Amended and Restated 2017 Omnibus Incentive Plan (2017 Amended and Restated Plan), which made available 5.5 million shares of the Company’s common stock to be issued under all award types allowed by the 2017 Amended and Restated Plan.

In the second quarter of 2020 and 2019, the Company awarded 459 and 462 restricted stock units (RSUs), respectively. The RSUs were granted at a weighted-average fair value of $72.90 in 2020 and $75.73 in 2019. The RSUs vest annually over 3 years based on continued employment and are settled upon vesting in shares of the Company's common stock on a one-for-one basis. The value of an RSU award is based on the Company's stock price on the date of grant. Additionally, in the second quarter of 2020 and 2019, 19 and 24 fully vested RSUs were granted to non-employee directors, respectfully.

The Company also awarded 95 and 96 performance stock units (PSUs) in the second quarter of 2020 and 2019, respectively. Outstanding PSUs include performance conditions to be finally measured in 2020, 2021 and 2022. The final number of PSUs will be determined using an adjustment factor of up to 2 times or down to 0.5 of the targeted PSU grant. If the minimum performance thresholds are not achieved, no shares will be issued. Each PSU will convert to one share of the Company's common stock upon vesting.

The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year. No shares were issued under the employee stock purchase plan in the three and six months ended June 30, 2020 and 2019.

The Company recognizes stock compensation expense based on the fair value of awards granted to employees and directors under the Company’s 2017 Amended and Restated Plan, stock option and employee stock purchase rights plans. This expense, adjusted for expected forfeitures, is recognized in net earnings on a straight-line basis over the service periods as salaries and related costs on the condensed consolidated statements of earnings. RSUs and PSUs awarded to certain employees meeting specific retirement eligibility criteria at the time of grant are expensed immediately as there is no substantive service period associated with those awards.

Note 3. Income Taxes

During 2020 and 2019, the Internal Revenue Service (IRS) and the U.S. Department of Treasury (Treasury) issued additional guidelines and clarifying regulations related to the implementation of the 2017 Tax Act. The Company expects that additional guidance may continue to be issued in future periods. As this guidance is issued, the Company will evaluate the information to determine whether any additional adjustments to its tax provisions are required.

The 2017 Tax Act included provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. The Company treats BEAT and GILTI as components of current income tax expense. For the three and six months ended June 30, 2020 and 2019, there was no BEAT expense and GILTI expense was insignificant.

The Company’s consolidated effective income tax rate was 26.6% for the three and six months ended June 30, 2020, as compared to 23.6% and 25.9% for the comparable periods in 2019. The effect of higher average tax rates of our international subsidiaries, when compared to U.S. federal and state tax rates, were partially offset by U.S. foreign tax credits and U.S. income tax deductions for Foreign-derived intangible income (FDII). Additionally, the three months ended June 30, 2019 benefited from a state income tax refund.

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

The total amount of the Company’s tax contingencies may increase in 2020. In addition, changes in state, federal, and foreign tax laws and changes in interpretations of these laws may increase the Company’s existing tax contingencies. The timing of the resolution of income tax examinations can be highly uncertain, and the amounts ultimately paid including interest and penalties, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts recorded. It is reasonably possible that within the next twelve months the Company may undergo further audits and examinations by various tax authorities and possibly may reach resolution related to income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to the Company’s contingencies related to positions on tax filings in future years. The estimate of any ultimate tax liability contains assumptions based on experiences, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by the taxing jurisdiction. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the three and six months ended June 30, 2020 and 2019.

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

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended June 30,
	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2020
Basic earnings attributable to shareholders	$183,869	166,767	$1.10
Effect of dilutive potential common shares	—	2,523	—
Diluted earnings attributable to shareholders	$183,869	169,290	$1.09
2019
Basic earnings attributable to shareholders	$153,149	171,003	$0.90
Effect of dilutive potential common shares	—	3,463	—
Diluted earnings attributable to shareholders	$153,149	174,466	$0.88

	Six months ended June 30,
	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2020
Basic earnings attributable to shareholders	$306,213	167,751	$1.83
Effect of dilutive potential common shares	—	2,631	—
Diluted earnings attributable to shareholders	$306,213	170,382	$1.80
2019
Basic earnings attributable to shareholders	$292,848	171,425	$1.71
Effect of dilutive potential common shares	—	3,528	—
Diluted earnings attributable to shareholders	$292,848	174,953	$1.67

Substantially all outstanding potential common shares as of June 30, 2020 and 2019 were dilutive.

Note 5. Shareholders' Equity

The Company has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding common stock down to 160,000 shares. During the six months ended June 30, 2020, 4,400 shares were repurchased at an average price of $71.41 per share, compared to 3,110 shares at an average price of $73.45 per share during the same period in 2019. In the first quarter of 2019, the Company also repurchased 88 shares at an average price of $74.03 under a Non-discretionary Stock Repurchase Plan that expired in 2019.

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

Cash and cash equivalents consist of the following:

	June 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$576,740	$576,740	$417,456	$417,456
Corporate commercial paper	562,706	562,722	775,504	776,356
Time deposits	41,009	41,009	37,531	37,531
Total cash and cash equivalents	$1,180,455	$1,180,471	$1,230,491	$1,231,343

The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).

Note 7. Contingencies

The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of June 30, 2020, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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

Financial information regarding the Company’s operations by geographic area is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the three months ended June 30, 2020:
Revenues[1]	$639,231	74,314	37,553	1,117,058	224,313	387,430	101,611	(878)	2,580,632
Directly related cost of transportation and other expenses[2]	$354,624	41,449	22,701	907,915	160,355	271,540	72,908	(451)	1,831,041
Salaries and other operating expenses[3]	$207,703	25,283	12,112	97,171	39,184	95,757	25,188	(433)	501,965
Operating income	$76,904	7,582	2,740	111,972	24,774	20,133	3,515	6	247,626
Identifiable assets at period end	$1,886,463	170,873	72,912	669,335	213,007	581,988	221,381	(5,782)	3,810,177
Capital expenditures	$19,076	1,148	216	385	182	993	114	—	22,114
Equity	$1,399,124	71,165	29,758	306,022	108,777	168,060	116,279	(37,587)	2,161,598
For the three months ended June 30, 2019:
Revenues[1]	$681,076	85,537	38,757	621,951	181,380	319,331	108,311	(764)	2,035,579
Directly related cost of transportation and other expenses[2]	$386,093	50,336	22,043	487,554	132,487	220,676	75,089	(394)	1,373,884
Salaries and other operating expenses[3]	$207,060	26,343	14,368	69,944	33,380	89,340	29,423	(364)	469,494
Operating income	$87,923	8,858	2,346	64,453	15,513	9,315	3,799	(6)	192,201
Identifiable assets at period end	$1,819,718	176,151	73,197	580,311	193,771	581,518	229,692	(7,368)	3,646,990
Capital expenditures	$8,985	768	145	300	428	1,914	447	—	12,987
Equity	$1,303,381	83,417	31,014	282,192	107,229	168,570	109,790	(33,199)	2,052,394

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the six months ended June 30, 2020:
Revenues[1]	$1,289,638	156,145	75,443	1,655,013	393,355	708,070	206,650	(1,818)	4,482,496
Directly related cost of transportation and other expenses[2]	$728,585	87,339	46,466	1,333,216	281,637	493,538	147,884	(896)	3,117,769
Salaries and other operating expenses[3]	$433,647	48,995	23,861	154,604	69,092	177,611	51,138	(902)	958,046
Operating income	$127,406	19,811	5,116	167,193	42,626	36,921	7,628	(20)	406,681
Identifiable assets at period end	$1,886,463	170,873	72,912	669,335	213,007	581,988	221,381	(5,782)	3,810,177
Capital expenditures	$23,573	1,209	318	710	370	1,638	423	—	28,241
Equity	$1,399,124	71,165	29,758	306,022	108,777	168,060	116,279	(37,587)	2,161,598
For the six months ended June 30, 2019:
Revenues[1]	$1,340,859	176,947	72,936	1,254,804	358,559	632,021	220,986	(1,482)	4,055,630
Directly related cost of transportation and other expenses[2]	$753,448	106,576	41,158	986,200	262,298	436,571	154,592	(1,022)	2,739,821
Salaries and other operating expenses[3]	$425,475	50,553	26,796	138,371	64,841	172,183	58,234	(446)	936,007
Operating income	$161,936	19,818	4,982	130,233	31,420	23,267	8,160	(14)	379,802
Identifiable assets at period end	$1,819,718	176,151	73,197	580,311	193,771	581,518	229,692	(7,368)	3,646,990
Capital expenditures	$15,900	996	238	644	604	2,896	1,144	—	22,422
Equity	$1,303,381	83,417	31,014	282,192	107,229	168,570	109,790	(33,199)	2,052,394

[1]

Beginning in the second quarter of 2019, the Company revised its process to record the transfer, between its geographic operating segments, of revenues and the directly related cost of transportation and other expenses for freight service transactions between Company origin and destination locations. This change better aligns revenue reporting with the location where the services are performed, as well as the transactional reporting being developed as part of the Company’s new accounting systems and processes. The change in presentation had no impact on consolidated or segment operating income. The impact of these changes on reported segment revenues was immaterial and in the six months ended June 30, 2019, segment revenues have not been revised.

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

The Company’s consolidated financial results in the first and second quarter 2020 were significantly impacted by the effects of the global pandemic and are expected to be further impacted in the remainder of 2020. The impact is affecting the Company’s geographical segments unevenly.

In the second quarter of 2020, North Asia experienced significant increases in airfreight services revenues and related expenses as a result of demand for time-sensitive delivery of technology equipment and medical equipment and supplies from China, which combined with reductions in airfreight supply resulted in significantly higher rates. In the second quarter 2020 and 2019, the People's Republic of China, including Hong Kong, represented 37% and 26%, respectively, of the Company’s total revenues and 38% and 28%, respectively, of the Company’s total operating income.

This is in contrast with slower activity in North Asia in the first quarter of 2020 as the global pandemic resulted in temporary closures and limited operations from the Company’s China offices and shipments that were rerouted or delayed by customers and service providers taking their own precautionary measures. In the first half of 2020 and 2019, the People's Republic of China, including Hong Kong, represented 31% and 26%, respectively, of the Company’s total revenues and 33% and 28%, respectively, of the Company’s total operating income.

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

Novel Coronavirus (COVID-19)

The COVID-19 pandemic has significantly affected our business operations in the first half of 2020, and we expect these disruptive conditions to continue at least through the remainder of the year. At this time, the main elements of its impact on our business are summarized below:

•

Governments have designated our operations as essential business in all regions where we operate because of our important role in supply chains operations worldwide. As such, our districts continue to serve our customers while operating within the regulations established in those countries.

•

We activated our global business continuity plan in the first quarter and are continuing to operate under this plan. Our business continuity plan includes measures to protect and safeguard the health of our employees and service providers, such as sanitization of our facilities, providing protective equipment to employees, restricting travel and requiring all employees to work remotely if they are able to. Our plan includes measures to minimize adverse impacts to our operations and those of our customers’ businesses. We have identified areas of the supply chain process that can be supported remotely and through automation, and those which require physical operations and handling. We continue to monitor the rapidly changing situation and take additional actions, as needed, based on recommendations from governments and local and national health authorities. In the second quarter of 2020, we implemented and began deploying a global recovery plan regionally following local regulations. Our recovery plan is intended to allow employees to gradually and safely move back into offices when health risks subside and governments around the world lift restrictions. Our districts around the world are at different phases of the recovery plan depending on local conditions.

•

Travel restrictions, government mandated lockdowns and additional precautionary measures resulted in business and supply chain disruption, and limited operations in China in the first quarter of 2020, and worldwide starting in March 2020 with a sharp decrease in international trade. We have also seen a shift in the goods we handle with a substantial portion of shipments comprising of technology products to support social distancing and working remotely and to a lesser degree, medical equipment and supplies. In contrast, we have seen significant declines in shipments from our customers in the aerospace, automotive, oil and energy and certain portions of the retail sectors. With the exception of airfreight exports out of North Asia, declines in freight volumes have negatively impacted our results of operations in the first half of 2020.

•

These disruptions are threatening the financial stability of our service providers and our ability to efficiently route customer freight. Reduced passenger flight schedules and cancellations have significantly impacted available belly space, limiting our ability to utilize space under our existing capacity agreements with carriers and requiring us to buy space in a tight airfreight market and utilize chartered planes. In the second quarter, the limited airfreight space capacity, combined with high global demand for shipping Personal Protective Equipment (PPE), medical equipment and supplies and technology products created such an imbalance that buy rates increased to unprecedented levels, in particular on exports out of North Asia. Ocean carriers have continued to reduce their capacity by anchoring vessels and skipping ports due to the decline in demand. These freight market conditions create pricing volatility that further challenges Expeditors’ ability to maintain historical unitary profitability.

•

Many of our customers are experiencing disruptions in their revenue and cash flow, including an increased number of bankruptcies, prompting these customers to attempt to renegotiate contractual terms and increasing our accounts receivable collection risk. We have continued to apply our established credit control procedures and collection monitoring that have historically been effective in limiting credit losses. These conditions could result in the loss of business and additional bad debt allowances in the future if our customers’ ability to pay further deteriorates.

These uncertain conditions continued in July 2020, and we expect them to continue at least through the remainder of the year. A prolonged recession in the global economy and trade would negatively affect our operations in the future.

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

Our ability to provide services to customers is highly dependent on good working relationships with a variety of entities including airlines, ocean carriers, ground transportation providers and governmental agencies. The significance of maintaining acceptable working relationships with these entities has gained increased importance as a result of the effect of the global pandemic, ongoing concern over terrorism, security, changes in governmental regulation and oversight of international trade. A good reputation helps to develop practical working understandings that will assist in meeting security requirements while minimizing potential international trade obstacles, especially as governments rapidly promulgate new regulations in reaction to the global pandemic and increase oversight and enforcement of new and existing laws. We consider our current working relationships with these entities to be satisfactory.

Our business is also highly dependent on the financial stability and operational capabilities of the carriers we utilize. Carriers are highly leveraged with debt and incurring operating losses. As a result, carriers are facing liquidity challenges exacerbated by the global pandemic and are seeking relief under various government support programs. This environment requires that we be selective in determining which carriers to utilize. Further changes in the financial stability, operating capabilities and capacity of asset-based carriers, capacity allotments available from carriers, governmental regulations, and/or trade accords could adversely affect our business in unpredictable ways.

As a knowledge-based global provider of logistics services, we have often concluded over the course of our history that it is better to grow organically rather than by acquisition. However, when we have made acquisitions, it has generally been to obtain technology, geographic coverage or specialized industry expertise that could be leveraged to benefit our entire network. In May 2020, we acquired a less-than-truckload digital online shipping platform which aligns with our focus on developing digital solutions.

International Trade and Competition

We operate in over 60 countries in the competitive global logistics industry and our activities are closely tied to the global economy. The global economy entered into a recession as a result of the global pandemic and related precautionary measures including lockdown government mandates worldwide, shutdown of manufacturing and operations for non-essential businesses and travel restrictions. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to tariffs and trade restrictions and accords. Currently, the United States and China have significantly increased tariffs on certain imports and are engaged in trade negotiations and changes to export regulations and tariffs for goods deemed essential to combating COVID-19. The United Kingdom and the European Union are negotiating the terms of the United Kingdom's exit from the European Union. We cannot predict the outcome of these proposals or negotiations, or the effects they will have on our business. As governments implement higher tariffs on imports, manufacturers may accelerate, to the extent possible, shipments to avoid higher tariffs and, over time, may shift manufacturing to other countries. Doing business in foreign locations also subjects us to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies and inter-governmental disputes concerning international trade, our business may also be negatively affected by political developments and changes in government personnel or policies in the United States and other countries, as well as economic turbulence, political unrest and security concerns in the nations and on the trade shipping lanes in which we conduct business and the future impact that these events may have on international trade, oil prices and security costs.

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

The global economic and trade environments remain uncertain, including the impacts of the pandemic. We cannot predict the impact of future changes in global trade on our operating results, freight volumes, pricing, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or on changes in competitors' behavior. Additionally, we cannot predict the direct or indirect impact that further changes in consumer purchasing behavior, such as online shopping, could have on our business. In response to governments implementing higher tariffs on imports as well as responses to pandemics’ disruptions, some customers have begun shifting manufacturing to other countries which could negatively impact us.

Seasonality

Historically, our operating results have been subject to seasonal demand trends with the first quarter being the weakest and the third and fourth quarters being the strongest; however, there is no assurance this seasonal trend will occur in the future or to what degree it will be impacted in 2020 by the pandemic. This pattern has been the result of, or influenced by, numerous factors, including weather patterns, national holidays, consumer demand, new product launches, economic conditions, pandemics, governmental policies and inter-governmental disputes and a myriad of other similar and subtle forces. In addition, this historical quarterly trend has been influenced by the growth and diversification of our international network and service offerings.

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

Results of Operations

The following table shows the revenues, the directly related cost of transportation and other expenses for our principal services and our overhead expenses for the three and six months ended June 30, 2020 and 2019, including the respective percentage changes comparing 2020 and 2019.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2020	2019	Percentage change	2020	2019	Percentage change
Airfreight services:
Revenues	$1,434,590	$741,577	93%	$2,143,629	$1,456,478	47%
Expenses	1,097,073	542,639	102	1,617,242	1,051,849	54
Ocean freight services and ocean services:
Revenues	491,712	543,809	(10)	985,139	1,112,450	(11)
Expenses	363,599	390,299	(7)	730,082	810,630	(10)
Customs brokerage and other services:
Revenues	654,330	750,193	(13)	1,353,728	1,486,702	(9)
Expenses	370,369	440,946	(16)	770,445	877,342	(12)
Overhead expenses:
Salaries and related costs	395,107	356,351	11	737,147	713,261	3
Other	106,858	113,143	(6)	220,899	222,746	(1)
Total overhead expenses	501,965	469,494	7	958,046	936,007	2
Operating income	247,626	192,201	29	406,681	379,802	7
Other income, net	3,356	8,778	(62)	11,547	16,549	(30)
Earnings before income taxes	250,982	200,979	25	418,228	396,351	6
Income tax expense	66,794	47,449	41	111,258	102,710	8
Net earnings	184,188	153,530	20	306,970	293,641	5
Less net earnings attributable to the noncontrolling interest	319	381	(16)	757	793	(5)
Net earnings attributable to shareholders	$183,869	$153,149	20%	$306,213	$292,848	5%

Airfreight services:

In the second quarter of 2020, airfreight services experienced unprecedented events in response to the global pandemic. As a result of travel restrictions and lower passenger demand, airlines cancelled flights reducing available belly space for cargo at a time where global demand for time-sensitive delivery of essential PPE, medical supplies and technology equipment spiked. This caused extreme imbalances between carrier capacity and demand, principally on exports out of North Asia. In order to execute and meet the urgent transportation needs of our customers we heavily utilized charter flights and purchased capacity in advance and on the spot market, which resulted in historically high average buy and sell rates.

Airfreight services revenues increased 93% and 47% during the three and six months ended June 30, 2020, respectively, as compared with the same periods for 2019, primarily due to 133% and 69% increases in average sell rates offset by 10% and 9% declines in tonnage. Sell rates increased in all regions with the largest increase in North Asia. Tonnage declined in all regions except North Asia. North Asia airfreight services revenue represented 32% and 15% of the total Company consolidated revenues in the second quarter of 2020 and 2019, respectively. In 2020, average sell rates increased in all regions, peaking in April and May and started declining in June.

Airfreight services expenses increased 102% and 54% during the three and six months ended June 30, 2020, respectively, as compared with the same periods for 2019, principally as a result of a 133% and 70% increase in average buy rates. Buy rates increased in all regions with the largest increase in North Asia.

The decrease in airfreight tonnage was primarily due to the global pandemic. As a result of the global pandemic governments around the world have implemented travel restrictions and suspended non-essential services. This has caused supply chain disruptions for our domestic and international customers, which correspondingly decreased our airfreight volumes. South Asia, North America and Europe had decreases in tonnage of 45%, 15% and 14% for the three months ended June 30, 2020 and 30%, 9% and 9% for the six months ended June 30, 2020. North Asia had increases in tonnage of 14% and 3%, in the three months and six months ended June 30, 2020, respectively.

These conditions created a high degree of volatility in volumes, buy and sell rates. We are unable to predict how these uncertainties will affect our future operations or financial results.

Ocean freight and ocean services:

Ocean freight consolidation, direct ocean forwarding and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues decreased 10% and 11% for the three and six months ended June 30, 2020 as compared with the same periods in 2019. Ocean freight and ocean services expenses decreased 7% and 10% for the three and six months ended June 30, 2020 as compared with the same periods in 2019. The largest component of our ocean freight and ocean services revenue was derived from ocean freight consolidation, which represented 63% and 66% of ocean freight and ocean services revenue for the six months ended June 30, 2020 and 2019, respectively.

Ocean freight consolidation revenues and expenses decreased 10% and 8%, respectively, for the three months ended June 30, 2020 as compared with the same period in 2019, due to a 14% decline in containers shipped across all regions, partially offset by an increase in sell and buy rates. Ocean freight consolidation revenues and expenses decreased 15% and 14%, respectively, for the six months ended June 30, 2020 as compared with the same period in 2019, due to a 12% decline in containers shipped. Additionally, for the six months ended June 30, 2020, the changes in freight consolidation revenues and directly related expenses include a revised presentation of destination services that started in the second quarter of 2019, which decreased revenues and directly related operating expenses in ocean freight consolidation but did not change consolidated operating income.

Direct ocean freight forwarding revenues increased 1% and 5%, respectively, while expenses increased 6% and 12%, for the three and six months ended June 30, 2020, principally due to higher volumes and changes in customer mix primarily in North America. Order management revenues decreased 20% and 14% respectively, and expenses decreased 19% and 15%, respectively for the three months ended June 30, 2020 primarily due to lower volumes in North Asia, mostly from the retail industry.

North Asia ocean freight and ocean services revenues and expenses decreased 11% and 10%, respectively, for the three months ended June 30, 2020, primarily due to a decrease in container volume partially offset by higher sell and buy rates. North Asia ocean freight and ocean services revenues and expenses decreased 22% for the six months ended June 30, 2020, as compared with the same period in 2019, primarily due to a decrease in container volume. The decline in containers shipped from North Asia followed decreases in trade volumes starting in 2019 and continuing with the pandemic.

Most ocean carriers continue to reduce their capacity by anchoring vessels and skipping ports due to the decline in demand. We expect that pricing volatility will continue as customers solicit bids, react to governmental trade policies, adjust to the slowdown of the global economy from the global pandemic and carriers continue to adapt to changes in capacity, market demand and merge or create alliances with other carriers. Carriers also face new regulatory requirements that became effective in 2020 to reduce the use of sulfur in marine fuel, which are increasing their operating and capital costs, which could result in higher costs for us. These conditions could result in continued lower operating income.

Customs brokerage and other services:

Customs brokerage and other services revenues decreased 13% and 9% and expenses decreased 16% and 12% for the three and six months ended June 30, 2020, respectively, as compared with the same periods in 2019, primarily due to decreases in shipments from existing customers. Slowdowns due to the pandemic related closures affected volumes, particularly in aerospace, automotive, oil and energy and certain portions of the retail sectors. Customers continue to value our brokerage services due to changing tariffs and increasing complexity in the declaration process. Customers seek knowledgeable customs brokers with sophisticated computerized capabilities critical to an overall logistics management program that are necessary to rapidly respond to changes in the regulatory and security environment.

North America revenues decreased 17% and 12% and directly related expenses decreased 22% and 16% for the three and six months ended June 30, 2020, respectively, as compared with the same periods for 2019, primarily as a result of lower volumes in customs brokerage and road freight.

Overhead expenses:

Salaries and related costs increased by 11% and 3% for the three and six months ended June 30, 2020, respectively, as compared with the same periods in 2019, principally due to increases in commissions and bonuses earned from higher revenues and operating income.

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

Our management compensation programs have always been incentive-based and performance driven. Bonuses to field management for the six months ended June 30, 2020 were up 15% when compared to the same period in 2019. Bonuses under the executive incentive compensation plan were consistent with the same period in 2019, primarily due to an increase in operating income offset by a reduction made to senior executive management bonus allocations, as well as unused bonus allocations available for future investments in the development of key personnel.

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

Other overhead expenses decreased 6% and 1% for the three and six months ended June 30, 2020, respectively, as compared with the same periods in 2019. The decrease in expenses was due to a significant decrease in travel and entertainment expense offset by an increase in bad debt expense, claims and legal expense. We will continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to explore new areas for profitable growth.

Income tax expense:

Our consolidated effective income tax rate was 26.6% for the three and six months ended June 30, 2020, as compared to 23.6% and 25.9% for the same periods in 2019. The effect of higher average tax rates of our international subsidiaries, when compared to U.S. federal and state tax rates, were partially offset by U.S. foreign tax credits and U.S. income tax deductions for Foreign-derived intangible income (FDII). Additionally, the three months ended June 30, 2019 benefited from a state income tax refund.

Some elements of the recorded impacts of the 2017 Tax Act could be impacted by further legislative action as well as additional interpretations and guidance issued by the IRS or Treasury. See Note 3 to the condensed consolidated financial statements for additional information.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates dealing with a multitude of currencies other than the U.S. dollar. This results in our being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or agency relationships have strict currency control regulations, which influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three and six months ended June 30, 2020 and 2019 was insignificant. We had no foreign currency derivatives outstanding at June 30, 2020 and December 31, 2019. During the three months ended June 30, 2020, net foreign currency losses were approximately $4 million. During the six months ended June 30, 2020, net foreign currency gains were insignificant. During the three and six months ended June 30, 2019, net foreign currency losses were approximately $2 million and $4 million, respectively.

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

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three and six months ended June 30, 2020 was $187 million and $352 million as compared with $156 million and $445 million for the same periods in 2019. The increase of $31 million in the three months ended June 30, 2020 was primarily due to higher airfreight revenues offset by changes in working capital, principally as a result of excess customer billings over collections when compared to the same period in 2019. The decrease of $93 million in the six months ended June 30, 2020 was primarily due to changes in working capital, primarily as a result of increases in accounts receivable from increased airfreight revenues during the second quarter of 2020 when compared to the same period in 2019. At June 30, 2020, working capital was $1,570 million, including cash and cash equivalents of $1,180 million. Other than our recorded lease liabilities, we had no long-term obligations or debt at June 30, 2020. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

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

Cash used in investing activities for the three and six months ended June 30, 2020 was $22 million and $28 million as compared with $12 million and $21 million in the same periods of 2019, primarily for capital expenditures. Capital expenditures in the three and six months ended June 30, 2020 were related primarily to our purchase of a less-than-truckload digital online shipping platform, continuing investments in building and leasehold improvements and technology and facilities equipment. Occasionally, we elect to purchase buildings to house staff and to facilitate the staging of customers’ freight. Total anticipated capital expenditures in 2020 are currently estimated to be $60 million. This includes routine capital expenditures and investments in technology.

Cash used in financing activities during the three and six months ended June 30, 2020 was $98 million and $359 million as compared with $250 million and $267 million for the same periods in 2019. We use the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to limit the growth in issued and outstanding shares. During the three and six months ended June 30, 2020, we used cash to repurchase 0.4 million and 4.4 million shares of common stock to reduce the number of total outstanding shares, compared to 2.6 million and 3.2 million in the same periods in 2019.

We follow established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. Historically, our investment portfolio has not been adversely impacted by disruptions occurring in the credit markets. However, there can be no assurance that our investment portfolio will not be adversely affected in the future.

We cannot predict what further impact growing uncertainties in the global economy, political uncertainty nor the COVID-19 pandemic may have on our operating results, freight volumes, pricing, amounts advanced on behalf of our customers, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or on changes in competitors' behavior.

We maintain international unsecured bank lines of credit. At June 30, 2020, we were contingently liable for $68 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At June 30, 2020, cash and cash equivalent balances of $599 million were held by our non-United States subsidiaries, of which $20 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the six months ended June 30, 2020, would have had the effect of raising operating income by approximately $32 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $26 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the three and six months ended June 30, 2020 and 2019 was insignificant. During the three months ended June 30, 2020, net foreign currency losses were approximately $4 million. During the six months ended June 30, 2020, net foreign currency gains were insignificant. During the three and six months ended June 30, 2019, net foreign currency losses were approximately $2 million and $4 million. We had no foreign currency derivatives outstanding at June 30, 2020 and December 31, 2019. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of June 30, 2020, we had approximately $84 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.

Interest Rate Risk

At June 30, 2020, we had cash and cash equivalents of $1,180 million, of which $604 million was invested at various short-term market interest rates. Other than our recorded lease liabilities, we had no long-term obligations or debt at June 30, 2020. A hypothetical change in the interest rate of 10 basis points at June 30, 2020 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the second quarter of 2020.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the pandemic, many of our employees are working remotely and are able to do so within our established internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Expeditors is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on our operations, cash flows or financial position. As of June 30, 2020, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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

Novel Coronavirus (COVID-19)

COVID-19 significantly impacted worldwide economic conditions and global trade and may continue to have an adverse effect on our operations, and the operations of our service providers and our customers, which may further impact our business. COVID-19 was declared as a global health emergency and later declared as a global pandemic by the World Health Organization. As a result, governments have implemented travel restrictions, mandated lockdowns and other precautionary measures that resulted in significant business and supply chain disruptions and a slowdown in international trade. This crisis has affected, and is expected to continue affecting, our business in many aspects. Governments have designated our operations as essential business and we activated our business continuity plan to be able to conduct operations. Our facilities and employees are operating under the constraints of special protective measures and many are working remotely. These disruptions are also threatening the financial stability of our service providers and the ability to efficiently and profitably route our customers’ freight. Reduced flight schedules and cancellations have significantly reduced available space for airfreight, while ocean carriers have continued to reduce their operating capacity. These freight market conditions create pricing volatility that challenges Expeditors’ ability to maintain historical unitary profitability. Many of our customers are experiencing disruptions in their revenue and cash flow, prompting these customers to renegotiate contractual terms and increasing our accounts receivable collection risks. Such conditions could result in the loss of business and additional bad debt allowances in the future if our customers’ ability to pay deteriorates. Although we are monitoring the situation, we cannot predict for how long, or the ultimate extent to which the pandemic and related precautionary measures may disrupt our operations. Any significant disruption resulting from this on a large scale or over an extended period of time would negatively affect our business and our financial results.

Service Providers

As a non-asset based provider of global logistics services, Expeditors depends on a variety of asset-based service providers, including air, ocean and ground freight carriers. The quality and profitability of our services depend upon effective selection and oversight of our service providers. COVID-19 places significant stress on our air, ocean and freight ground carriers, which may continue to result in reduced carrier capacity or availability, pricing volatility or more limited carrier transportation schedules which could adversely impact our operations and financial results. During the pandemic, air carriers have been particularly affected having to cancel flights due to travel restrictions resulting in dramatic drops in revenues, historical losses and liquidity challenges. Ocean carriers have incurred significant operating losses in recent years, further exacerbated by trade reductions from COVID-19 measures, and are highly leveraged with debt. Additionally, several ocean carriers have consolidated, with the potential for more to occur in the future. Changes in the financial stability, operating capabilities and capacity of asset-based carriers and capacity allotment made available to Expeditors by asset-based carriers affects us in unpredictable ways. Any combination of reduced carrier capacity or availability, pricing volatility or more limited carrier transportation schedules, such as those caused by the pandemic, could further negatively affect our ability to execute services and maintain profitability. Expeditors cannot predict whether relief measures extended by certain governments will be effective in supporting the financial viability of carriers nor can we predict the long-term effects of this crisis on carriers’ financial stability and ability to provide services.

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

Economic Conditions

The global economy has entered a recession as a result of the pandemic, which has affected trade and could further affect demand for our services. Continued unfavorable economic conditions will result in lower freight volumes and adversely affects Expeditors' revenues, operating results and cash flows. These conditions should they continue for extended period of time would further adversely affect our customers and service providers. Should our customers’ ability to pay deteriorate, additional bad debts may be incurred.

Key Personnel

Identifying, training and retaining key employees is essential to continued growth and future profitability. Effective succession planning is an important element of our programs. Failure to ensure an effective transfer of knowledge and smooth transitions involving key employees could adversely affect our business by hindering our ability to execute our business strategies and impacting our level of service. We must continue to develop and retain management personnel to address issues of succession planning.

We believe that our compensation programs, which have been in place since we became a publicly traded company, are among the unique characteristics responsible for differentiating our performance from that of our competitors. Significant changes to compensation programs or significant declines in our operating income or operating losses could impact our ability to attract and retain key personnel.

The global pandemic has caused disruptions to our work environment by requiring the majority of employees to work remotely. We cannot predict how this may affect employees’ habits, preferences nor the impact it may have on our Company’s culture and our ability to continue to retain and attract talented employees who have become accustomed to a remote work environment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
April 1-30, 2020	—	$—	—	6,272,162
May 1-31, 2020	—	—	—	6,931,797
June 1-30, 2020	400,000	77.46	400,000	6,816,311
Total	400,000	$77.46	400,000	6,816,311

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	Not applicable.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
3.2	The Company's Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Form 8-K filed on or about August 4, 2020.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

August 6, 2020	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

August 6, 2020	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer