Form 10-Q
period 2020-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2020-11-04
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

At November 2, 2020, the number of shares outstanding of the issuer’s common stock was 169,265,692.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets:
Current Assets:
Cash and cash equivalents	$1,465,510	$1,230,491
Accounts receivable, less allowance for credit loss of $5,171 at September 30, 2020 and $11,143 at December 31, 2019	1,582,424	1,315,091
Deferred contract costs	232,351	131,783
Other	129,617	92,558
Total current assets	3,409,902	2,769,923
Property and equipment, less accumulated depreciation and amortization of $510,103 at September 30, 2020 and $478,906 at December 31, 2019	499,189	499,344
Operating lease right-of-use assets	422,002	390,035
Goodwill	7,927	7,927
Deferred federal and state income taxes, net	3,130	8,034
Other assets, net	16,404	16,621
Total assets	$4,358,554	$3,691,884
Liabilities:
Current Liabilities:
Accounts payable	$888,761	$735,695
Accrued expenses, primarily salaries and related costs	236,826	189,446
Contract liabilities	267,266	154,183
Current portion of operating lease liabilities	70,755	65,367
Federal, state and foreign income taxes	33,100	23,627
Total current liabilities	1,496,708	1,168,318
Noncurrent portion of operating lease liabilities	357,373	326,347
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding: 169,231 shares at September 30, 2020 and 169,622 shares at December 31, 2019	1,692	1,696
Additional paid-in capital	145,924	3,203
Retained earnings	2,489,694	2,321,316
Accumulated other comprehensive loss	(135,281)	(131,187)
Total shareholders’ equity	2,502,029	2,195,028
Noncontrolling interest	2,444	2,191
Total equity	2,504,473	2,197,219
Total liabilities and equity	$4,358,554	$3,691,884

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Airfreight services	$1,093,550	$715,450	$3,237,179	$2,171,928
Ocean freight and ocean services	612,858	585,374	1,597,997	1,697,824
Customs brokerage and other services	758,389	774,031	2,112,117	2,260,733
Total revenues	2,464,797	2,074,855	6,947,293	6,130,485
Operating Expenses:
Airfreight services	833,689	522,868	2,450,931	1,574,717
Ocean freight and ocean services	455,072	424,215	1,185,154	1,234,845
Customs brokerage and other services	441,657	453,416	1,212,102	1,330,758
Salaries and related	373,613	356,331	1,110,760	1,069,592
Rent and occupancy	42,484	41,987	126,383	124,407
Depreciation and amortization	15,851	12,386	42,620	38,456
Selling and promotion	2,945	10,133	14,301	32,852
Other	47,541	46,969	146,416	138,506
Total operating expenses	2,212,852	1,868,305	6,288,667	5,544,133
Operating income	251,945	206,550	658,626	586,352
Other Income (Expense):
Interest income	1,504	5,501	8,870	18,123
Other, net	980	1,895	5,161	5,822
Other income, net	2,484	7,396	14,031	23,945
Earnings before income taxes	254,429	213,946	672,657	610,297
Income tax expense	62,710	53,319	173,968	156,029
Net earnings	191,719	160,627	498,689	454,268
Less net earnings attributable to the noncontrolling interest	412	406	1,169	1,199
Net earnings attributable to shareholders	$191,307	$160,221	$497,520	$453,069
Diluted earnings attributable to shareholders per share	$1.12	$0.92	$2.92	$2.60
Basic earnings attributable to shareholders per share	$1.14	$0.94	$2.96	$2.65
Weighted average diluted shares outstanding	170,735	173,483	170,539	174,463
Weighted average basic shares outstanding	168,310	170,415	167,942	171,084

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net earnings	$191,719	$160,627	$498,689	$454,268
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense (benefit) of $4,200 and $(5,803) for the three months ended September 30, 2020 and 2019 and $226 and $(5,364) for the nine months ended September 30, 2020 and 2019	17,429	(14,603)	(5,010)	(14,007)
Reclassification adjustments for foreign currency realized losses, net of tax of $145 for the nine months ended September 30, 2019	—	—	—	535
Other comprehensive income (loss)	17,429	(14,603)	(5,010)	(13,472)
Comprehensive income	209,148	146,024	493,679	440,796
Less comprehensive (loss) income attributable to the noncontrolling interest	(36)	481	253	1,020
Comprehensive income attributable to shareholders	$209,184	$145,543	$493,426	$439,776

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating Activities:
Net earnings	$191,719	$160,627	$498,689	$454,268
Adjustments to reconcile net earnings to net cash from operating activities:
Provisions for losses on accounts receivable	398	757	4,607	453
Deferred income tax (benefit) expense	(1,276)	(5,822)	2,872	(17)
Stock compensation expense	12,297	12,155	45,091	49,361
Depreciation and amortization	15,851	12,386	42,620	38,456
Other, net	2,919	652	3,470	812
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(106,065)	43,885	(274,440)	246,175
Increase (decrease) in accounts payable and accrued expenses	94,263	(58,816)	201,940	(141,199)
(Increase) decrease in deferred contract costs	(81,486)	10,301	(99,887)	28,550
Increase (decrease) in contract liabilities	91,638	(13,211)	112,244	(36,933)
(Decrease) in income taxes payable, net	(41,286)	(671)	(10,644)	(33,284)
(Increase) decrease in other, net	(17,373)	(744)	(13,242)	47
Net cash from operating activities	161,599	161,499	513,320	606,689
Investing Activities:
Purchase of property and equipment	(9,178)	(15,521)	(37,419)	(37,943)
Other, net	1,174	232	963	1,525
Net cash from investing activities	(8,004)	(15,289)	(36,456)	(36,418)
Financing Activities:
Proceeds from issuance of common stock	121,430	60,713	174,016	120,190
Repurchases of common stock	—	(61,999)	(314,225)	(296,922)
Dividends paid	—	—	(86,815)	(85,184)
Payments for taxes related to net share settlement of equity awards	—	—	(10,566)	(6,674)
Net cash from financing activities	121,430	(1,286)	(237,590)	(268,590)
Effect of exchange rate changes on cash and cash equivalents	10,030	(11,604)	(4,255)	(9,446)
Change in cash and cash equivalents	285,055	133,320	235,019	292,235
Cash and cash equivalents at beginning of period	1,180,455	1,082,650	1,230,491	923,735
Cash and cash equivalents at end of period	$1,465,510	$1,215,970	$1,465,510	$1,215,970
Taxes Paid:
Income taxes	$106,434	$61,201	$180,242	$196,169

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Common Stock
For the three months ended September 30, 2020 and 2019	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at June 30, 2020	166,816	$1,668	$12,221	$2,298,387	$(153,158)	$2,159,118	$2,480	$2,161,598
Shares issued under employee stock plans	2,415	24	121,406	—	—	121,430	—	121,430
Stock compensation expense	—	—	12,297	—	—	12,297	—	12,297
Net earnings	—	—	—	191,307	—	191,307	412	191,719
Other comprehensive income (loss)	—	—	—	—	17,877	17,877	(448)	17,429
Balance at September 30, 2020	169,231	$1,692	$145,924	$2,489,694	$(135,281)	$2,502,029	$2,444	$2,504,473

Balance at June 30, 2019	170,040	$1,701	$12,433	$2,140,935	$(104,096)	$2,050,973	$1,421	$2,052,394
Shares issued under employee stock plans	1,095	11	60,702	—	—	60,713	—	60,713
Shares repurchased under provisions of stock repurchase plans	(892)	(10)	(61,989)	—	—	(61,999)	—	(61,999)
Stock compensation expense	—	—	12,155	—	—	12,155	—	12,155
Net earnings	—	—	—	160,221	—	160,221	406	160,627
Other comprehensive income (loss)	—	—	—	—	(14,678)	(14,678)	75	(14,603)
Balance at September 30, 2019	170,243	$1,702	$23,301	$2,301,156	$(118,774)	$2,207,385	$1,902	$2,209,287

	Common Stock
For the nine months ended September 30, 2020 and 2019	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2019	169,622	$1,696	$3,203	$2,321,316	$(131,187)	$2,195,028	$2,191	$2,197,219
Cumulative effect of accounting change	—	—	—	6,074	—	6,074	—	6,074
Shares issued under employee stock plans	4,009	40	163,410	—	—	163,450	—	163,450
Shares repurchased under provisions of stock repurchase plans	(4,400)	(44)	(66,780)	(247,401)	—	(314,225)	—	(314,225)
Stock compensation expense	—	—	45,091	—	—	45,091	—	45,091
Net earnings	—	—	—	497,520	—	497,520	1,169	498,689
Other comprehensive income (loss)	—	—	—	—	(4,094)	(4,094)	(916)	(5,010)
Dividends paid ($0.52)	—	—	1,000	(87,815)	—	(86,815)	—	(86,815)
Balance at September 30, 2020	169,231	$1,692	$145,924	$2,489,694	$(135,281)	$2,502,029	$2,444	$2,504,473

Balance at December 31, 2018	171,582	$1,716	$1,896	$2,088,707	$(105,481)	$1,986,838	$882	$1,987,720
Shares issued under employee stock plans	2,751	28	113,488	—	—	113,516	—	113,516
Shares repurchased under provisions of stock repurchase plans	(4,090)	(42)	(141,847)	(155,033)	—	(296,922)	—	(296,922)
Stock compensation expense	—	—	49,361	—	—	49,361	—	49,361
Net earnings	—	—	—	453,069	—	453,069	1,199	454,268
Other comprehensive income (loss)	—	—	—	—	(13,293)	(13,293)	(179)	(13,472)
Dividends paid ($0.50)	—	—	403	(85,587)	—	(85,184)	—	(85,184)
Balance at September 30, 2019	170,243	$1,702	$23,301	$2,301,156	$(118,774)	$2,207,385	$1,902	$2,209,287

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note 1. Summary of Significant Accounting Policies

A.	Basis of Presentation

Expeditors International of Washington, Inc. (the Company) is a non-asset based provider of global logistics services operating through a worldwide network of offices and exclusive or non-exclusive agents. The Company’s customers include retailing and wholesaling, technology, industrial and manufacturing companies around the world.

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

The Company typically satisfies its performance obligations as services are rendered over time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed over the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one to two month-period and contracts with customers have an original expected duration of less than one year. The Company satisfied nearly all performance obligations for the contract liabilities recorded as of June 30, 2020.

Beginning in the second quarter 2019, the Company revised its presentation for revenue transfers between its geographic operating segments and services rendered at the destination, which moved certain revenues and directly related operating expenses for air and ocean transactions to destination services within customs brokerage and other services. These changes better align revenue reporting with the location where the services are performed, as well as the transactional reporting being developed as part of the Company’s new accounting systems and processes. The change in presentation had no impact on consolidated or segment operating income. The impact on reported consolidated and segment total revenues and expenses for these changes was immaterial and nine months ended September 30, 2019 presentation has not been revised.
C.	Leases

The Company determines if an arrangement is a lease at inception. Right-of-use (ROU) assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. All ROU assets and lease liabilities are recognized at the commencement date at the present value of lease payments over the lease term. ROU assets are adjusted for lease incentives and initial direct costs. The lease term includes renewal options exercisable at the Company's sole discretion when the Company is reasonably certain to exercise that option. As the Company's leases generally do not have an implicit rate, the Company uses an estimated incremental borrowing rate based on market information available at the commencement date to determine the present value. Certain of our leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. The Company excludes variable payments from ROU assets and lease liabilities, to the extent not considered fixed, and instead expenses variable payments as incurred. Lease expense is recognized on a straight-line basis over the lease term and is included in rent and occupancy expenses in the condensed consolidated statement of earnings.

D.	Accounts Receivable

Effective January 1, 2020, the Company adopted a new accounting standard update related to the measurement of credit losses on financial instruments. The adoption had an immaterial effect on the Company’s consolidated financial statements and disclosures. Under this new standard, the valuation allowance reduces a financial asset’s balance for credit losses expected to be incurred over the asset’s contractual term. The Company determined that this new guidance is applicable to its accounts receivable, which are short term and for which the Company has not historically experienced significant credit losses. The Company adopted this standard using the modified retrospective transition method resulting in a $6 million adjustment to the opening balance of retained earnings and an $8 million reduction to the opening balance of allowance for credit loss. The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method leveraging historical credit loss information and including considerations of the current economic environment. Additional allowances may be necessary in the future if changes in economic conditions are significant enough to affect expected credit losses. The Company has recorded an allowance for credit loss in the amounts of $5,171 as of September 30, 2020 and $11,143 as of December 31, 2019. Additions and write-offs have not been significant in the periods presented.
E.	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company uses estimates primarily in the following areas: accounts receivable valuation, accrual of costs related to ancillary services the Company provides, self-insured liabilities, accrual of various tax liabilities and contingencies including estimates associated with the U.S. enacted Tax Cuts and Jobs Act (the 2017 Tax Act), accrual of loss contingencies, the allocation of the purchase price in a business combination, calculation of share-based compensation expense and estimates related to determining the lease term and discount rate when measuring ROU assets and lease liabilities. Actual results could be materially different from the estimated provisions and accruals recorded.
F.	Recent Accounting Pronouncement

In December 2019, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to improve consistent application among reporting entities. This standard will become effective for the Company on January 1, 2021. The Company is currently evaluating the impact of this standard and does not expect it to have a material impact on the Company’s consolidated financial statements and disclosures.

Note 2. Share-Based Compensation

The Company has historically granted the majority of its share-based awards during the second quarter of each fiscal year. On May 5, 2020, shareholders approved the Amended and Restated 2017 Omnibus Incentive Plan (Amended 2017 Plan), which made available 5.5 million shares of the Company’s common stock to be issued under all award types allowed by the Amended 2017 Plan.

During the nine months ended September 30, 2020 and 2019, the Company awarded 511 and 462 restricted stock units (RSUs), respectively. These RSUs were granted to employees at a weighted-average fair value of $74.21 in 2020 and $75.73 in 2019. The RSUs vest annually over 3 years based on continued employment and are settled upon vesting in shares of the Company's common stock on a one-for-one basis. The value of an RSU award is based on the Company's stock price on the date of grant. Additionally, in 2020 and 2019, 19 and 24 fully vested RSUs were granted to non-employee directors, respectfully.

The Company also awarded 95 and 96 performance stock units (PSUs) in 2020 and 2019, respectively. Outstanding PSUs include performance conditions to be finally measured in 2020, 2021 and 2022. The final number of PSUs will be determined using an adjustment factor of up to 2 times or down to 0.5 of the targeted PSU grant. If the minimum performance thresholds are not achieved, no shares will be issued. Each PSU will convert to one share of the Company's common stock upon vesting.

The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and 677 and 585 shares were issued in the three and nine months ended September 30, 2020 and 2019, respectively. The fair value of the employee stock purchase rights granted was $23.26 and $17.03 per share in 2020 and 2019, respectively.

The Company recognizes stock compensation expense based on the fair value of awards granted to employees and directors under the Company’s Amended 2017 Plan, stock option and employee stock purchase rights plans. This expense, adjusted for expected forfeitures, is recognized in net earnings on a straight-line basis over the service periods as salaries and related costs on the condensed consolidated statements of earnings. RSUs and PSUs awarded to certain employees meeting specific retirement eligibility criteria at the time of grant are expensed immediately as there is no substantive service period associated with those awards.

Note 3. Income Taxes

During 2020 and 2019, the Internal Revenue Service (IRS) and the U.S. Department of Treasury (Treasury) issued additional guidelines and clarifying regulations related to the implementation of the 2017 Tax Act. The Company expects additional guidance to be issued in future periods. As this guidance is issued, the Company will evaluate the information to determine whether any additional adjustments to its tax provisions are required.

The 2017 Tax Act included provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. The Company treats BEAT and GILTI as components of current income tax expense. For the three and nine months ended September 30, 2020 and 2019, there was no BEAT expense and GILTI expense was insignificant.

The Company’s consolidated effective income tax rate was 24.6% and 25.9% for the three and nine months ended September 30, 2020, respectively, as compared to 24.9% and 25.6% for the comparable periods in 2019. The effect of higher average tax rates of our international subsidiaries, when compared to U.S. federal and state tax rates, were partially offset by U.S. foreign tax credits and U.S. income tax deductions for Foreign-derived intangible income (FDII). The third quarter of 2020 effective tax rate benefited from increased tax deductions related to share-based compensation when compared to the same period in 2019, while the 2019 rate benefited from discrete adjustments primarily for additional guidance related to the calculation of FDII.

The Company is subject to taxation in various states and many foreign jurisdictions including the People’s Republic of China, including Hong Kong, Taiwan, Vietnam, India, Mexico, Canada, Netherlands and the United Kingdom. The Company believes that its tax positions, including intercompany transfer pricing policies, are reasonable and consistently applied. The Company is under, or may be subject to, audit or examination and assessments by the relevant authorities in respect to these and any other jurisdictions primarily for years 2009 and thereafter. Sometimes audits result in proposed assessments where the ultimate resolution could result in significant additional tax, penalties and interest payments. The Company establishes liabilities when, despite its belief that the tax return positions are appropriate and consistent with tax law, it concludes that it may not be successful in realizing the tax position. In evaluating a tax position, the Company determines whether it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position and in consultation with qualified tax advisors.

The total amount of the Company’s tax contingencies may increase in 2020 and beyond. In addition, changes in federal, state and foreign tax laws, including transfer pricing and changes in interpretations of these laws may increase the Company’s existing tax contingencies. The timing of the resolution of income tax examinations can be highly uncertain, and the amounts ultimately paid including interest and penalties, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts recorded. It is reasonably possible that within the next twelve months the Company may undergo further audits and examinations by various tax authorities and possibly may reach resolution related to income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to the Company’s contingencies related to positions on tax filings in future years. The estimate of any ultimate tax liability contains assumptions based on experiences, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by the taxing jurisdiction. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the three and nine months ended September 30, 2020 and 2019.

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

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended September 30,
	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2020
Basic earnings attributable to shareholders	$191,307	168,310	$1.14
Effect of dilutive potential common shares	—	2,425	—
Diluted earnings attributable to shareholders	$191,307	170,735	$1.12
2019
Basic earnings attributable to shareholders	$160,221	170,415	$0.94
Effect of dilutive potential common shares	—	3,068	—
Diluted earnings attributable to shareholders	$160,221	173,483	$0.92

	Nine months ended September 30,
	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2020
Basic earnings attributable to shareholders	$497,520	167,942	$2.96
Effect of dilutive potential common shares	—	2,597	—
Diluted earnings attributable to shareholders	$497,520	170,539	$2.92
2019
Basic earnings attributable to shareholders	$453,069	171,084	$2.65
Effect of dilutive potential common shares	—	3,379	—
Diluted earnings attributable to shareholders	$453,069	174,463	$2.60

Substantially all outstanding potential common shares as of September 30, 2020 and 2019 were dilutive.

Note 5. Shareholders' Equity

The Company has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding common stock down to 160,000 shares. During the nine months ended September 30, 2020, 4,400 shares were repurchased at an average price of $71.41 per share, compared to 4,002 shares at an average price of $72.57 per share during the same period in 2019. In the first quarter of 2019, the Company also repurchased 88 shares at an average price of $74.03 under a Non-discretionary Stock Repurchase Plan that expired in 2019.

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

Subsequent to the end of the third quarter 2020, on November 2, 2020, the Board of Directors declared a semi-annual dividend of $0.52 per share payable on December 15, 2020 to shareholders of record as of December 1, 2020.

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

Cash and cash equivalents consist of the following:

	September 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$558,886	$558,886	$417,456	$417,456
Corporate commercial paper	873,725	873,727	775,504	776,356
Time deposits	32,899	32,899	37,531	37,531
Total cash and cash equivalents	$1,465,510	$1,465,512	$1,230,491	$1,231,343

The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).

Note 7. Contingencies

The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of September 30, 2020, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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

Financial information regarding the Company’s operations by geographic area is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the three months ended September 30, 2020:
Revenues[1]	$686,245	78,129	39,193	883,104	267,228	378,048	133,765	(915)	2,464,797
Directly related cost of transportation and other expenses[2]	$379,588	44,911	23,361	720,807	200,334	261,325	100,619	(527)	1,730,418
Salaries and other operating expenses[3]	$197,749	25,325	12,359	81,876	39,926	96,658	28,925	(384)	482,434
Operating income	$108,908	7,893	3,473	80,421	26,968	20,065	4,221	(4)	251,945
Identifiable assets at period end	$2,336,071	163,943	76,173	689,525	231,771	642,124	228,423	(9,476)	4,358,554
Capital expenditures	$4,703	483	180	1,075	665	1,780	292	—	9,178
Equity	$1,791,658	77,915	31,324	246,557	97,564	185,352	110,714	(36,611)	2,504,473
For the three months ended September 30, 2019:
Revenues[1]	$692,229	88,088	38,341	624,351	196,569	320,769	115,397	(889)	2,074,855
Directly related cost of transportation and other expenses[2]	$389,254	51,420	22,990	489,195	145,345	221,149	81,592	(446)	1,400,499
Salaries and other operating expenses[3]	$210,767	25,731	14,547	70,410	32,482	86,156	28,151	(438)	467,806
Operating income	$92,208	10,937	804	64,746	18,742	13,464	5,654	(5)	206,550
Identifiable assets at period end	$2,059,345	128,336	72,029	489,322	164,976	563,289	226,657	2,499	3,706,453
Capital expenditures	$7,644	513	833	523	631	5,119	258	—	15,521
Equity	$1,578,682	60,526	27,217	216,061	77,733	169,450	111,355	(31,737)	2,209,287

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the nine months ended September 30, 2020:
Revenues[1]	$1,975,883	234,274	114,636	2,538,117	660,583	1,086,118	340,415	(2,733)	6,947,293
Directly related cost of transportation and other expenses[2]	$1,108,173	132,250	69,827	2,054,023	481,971	754,863	248,503	(1,423)	4,848,187
Salaries and other operating expenses[3]	$631,396	74,320	36,220	236,480	109,018	274,269	80,063	(1,286)	1,440,480
Operating income	$236,314	27,704	8,589	247,614	69,594	56,986	11,849	(24)	658,626
Identifiable assets at period end	$2,336,071	163,943	76,173	689,525	231,771	642,124	228,423	(9,476)	4,358,554
Capital expenditures	$28,276	1,692	498	1,785	1,035	3,418	715	—	37,419
Equity	$1,791,658	77,915	31,324	246,557	97,564	185,352	110,714	(36,611)	2,504,473
For the nine months ended September 30, 2019:
Revenues[1]	$2,033,088	265,035	111,277	1,879,155	555,128	952,790	336,383	(2,371)	6,130,485
Directly related cost of transportation and other expenses[2]	$1,142,701	157,997	64,149	1,475,395	407,642	657,720	236,184	(1,468)	4,140,320
Salaries and other operating expenses[3]	$636,243	76,283	41,342	208,781	97,324	258,339	86,385	(884)	1,403,813
Operating income	$254,144	30,755	5,786	194,979	50,162	36,731	13,814	(19)	586,352
Identifiable assets at period end	$2,059,345	128,336	72,029	489,322	164,976	563,289	226,657	2,499	3,706,453
Capital expenditures	$23,544	1,509	1,071	1,167	1,235	8,015	1,402	—	37,943
Equity	$1,578,682	60,526	27,217	216,061	77,733	169,450	111,355	(31,737)	2,209,287

[1]

Beginning in the second quarter of 2019, the Company revised its process to record the transfer, between its geographic operating segments, of revenues and the directly related cost of transportation and other expenses for freight service transactions between Company origin and destination locations. This change better aligns revenue reporting with the location where the services are performed, as well as the transactional reporting being developed as part of the Company’s new accounting systems and processes. The change in presentation had no impact on consolidated or segment operating income. The impact of these changes on reported segment revenues was immaterial and in the nine months ended September 30, 2019, segment revenues have not been revised.

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

The Company’s consolidated financial results in the nine months ended September 30, 2020 was significantly impacted by the effects of the global pandemic and are expected to be further impacted in the remainder of 2020. The impact is affecting the Company’s geographical segments unevenly.

In the second and third quarter of 2020, North Asia experienced significant increases in airfreight services revenues and directly related expenses primarily as a result of demand for time-sensitive delivery of technology equipment and medical equipment and supplies from China, which combined with reductions in airfreight supply resulted in significantly higher rates. In the third quarter 2020 and 2019, the People's Republic of China, including Hong Kong, represented 30% and 26%, respectively, of the Company’s total revenues and 26% of the Company’s total operating income in both periods.

This is in contrast with slower activity in North Asia in the first quarter of 2020 as the global pandemic resulted in temporary closures and limited operations from the Company’s China offices and shipments that were rerouted or delayed by customers and service providers taking their own precautionary measures. In the nine months ended September 30, 2020 and 2019, the People's Republic of China, including Hong Kong, represented 31% and 26%, respectively, of the Company’s total revenues and 30% and 27%, respectively, of the Company’s total operating income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

Certain portions of this report on Form 10-Q including the sections entitled "Overview," "Novel Coronavirus (COVID-19)," "Expeditors' Culture and Strategy," "International Trade and Competition," "Seasonality," "Critical Accounting Estimates," "Results of Operations," "Income tax expense," "Currency and Other Risk Factors" and "Liquidity and Capital Resources" contain forward-looking statements. Words such as "will likely result," "expects", "are expected to," "would expect," "would not expect," "will continue," "is anticipated," "estimate," "project," "plan," "believe," "probable," "reasonably possible," "may," "could," "should," "intends," "foreseeable future" and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, the anticipated impact and duration of COVID-19, and other characterizations of future events or circumstances are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. In addition to risk factors identified in Part II, Item 1A, Risk Factors of this report, attention should be given to the factors identified and discussed in the Company's annual report on Form 10-K filed on February 21, 2020.

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

Novel Coronavirus (COVID-19)

The COVID-19 pandemic has significantly affected our business operations in the nine months ended September 30, 2020, and we expect these disruptive conditions to continue into 2021. At this time, the main elements of its impact on our business are summarized below:

•

Governments have designated our operations as essential business in all regions where we operate because of our important role in supply chains operations worldwide. As such, our districts continue to serve our customers while operating within the regulations established in those countries.

•

We activated our global business continuity plan in the first quarter and are continuing to operate under this plan. Our business continuity plan includes measures to protect and safeguard the health of our employees and service providers, such as sanitization of our facilities, providing protective equipment to employees, restricting travel and requiring all employees to work remotely if they are able to. Our plan includes measures to minimize adverse impacts to our operations and those of our customers’ businesses. We have identified areas of the supply chain process that can be supported remotely and through automation, and those which require physical operations and handling. We continue to monitor the continuously changing situation and adjust our actions, as needed, based on recommendations from governments and local and national health authorities. In the second and third quarters of 2020, we implemented and deployed a global recovery plan regionally following local regulations. Our recovery plan is intended to allow employees to gradually and safely move back into offices when health risks subside and governments around the world lift restrictions. Our districts around the world are at different phases of the recovery plan depending on local conditions.

•

Travel restrictions, government mandated lockdowns and additional precautionary measures resulted in business and supply chain disruption, and limited operations in China in the first quarter of 2020, and worldwide starting in March 2020 resulting in sharp decreases in international trade. We have also seen a shift in the goods we handle with a substantial portion of shipments comprising of technology products to support social distancing and working remotely, and to a lesser degree, medical equipment and supplies. In contrast, we have seen significant declines in shipments from our customers in the aerospace, automotive, oil and energy and certain portions of the retail sectors. With the exception of airfreight exports out of North Asia, declines in freight volumes have negatively impacted our results of operations in the nine months ended September 30, 2020.

•

These disruptions are threatening the financial stability of our service providers and our ability to efficiently route customer freight. Reduced passenger flight schedules and cancellations have significantly impacted available belly space, limiting our ability to utilize space under our existing capacity agreements with carriers and requiring us to buy space in a tight airfreight market and utilize chartered planes. In the second and third quarter of 2020, the limited airfreight space capacity, combined with high global demand for shipping Personal Protective Equipment (PPE), medical equipment and supplies and technology products created such an imbalance that buy rates increased to unprecedented levels, in particular on exports out of North Asia. Most ocean carriers continue to manage their capacity according to market demand. These freight market conditions create pricing volatility that further challenges Expeditors’ ability to maintain historical unitary profitability.

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

These conditions are expected to continue into 2021. We are unable to predict how these uncertainties and any future disruptions, such as the urgent distribution of COVID-19 vaccines, will affect our future operations or financial results. A prolonged recession in the global economy and slowdown in trade would negatively affect our operations in the future.

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

Our ability to provide services to customers is highly dependent on good working relationships with a variety of entities including airlines, ocean carriers, ground transportation providers and governmental agencies. The significance of maintaining acceptable working relationships with these entities has gained increased importance as a result of the effect of the pandemic, ongoing concern over terrorism, security, changes in governmental regulation and oversight of international trade. A good reputation helps to develop practical working understandings that will assist in meeting security requirements while minimizing potential international trade obstacles, especially as governments rapidly promulgate new regulations in reaction to the pandemic and increase oversight and enforcement of new and existing laws. We consider our current working relationships with these entities to be satisfactory.

Our business is also highly dependent on the financial stability and operational capabilities of the carriers we utilize. Carriers are highly leveraged with debt and many are incurring operating losses. As a result, carriers are facing liquidity challenges exacerbated by the pandemic and are seeking relief under various government support programs. This environment requires that we be selective in determining which carriers to utilize. Further changes in the financial stability, operating capabilities and capacity of asset-based carriers, capacity allotments available from carriers, governmental regulations, and/or trade accords could adversely affect our business in unpredictable ways.

As a knowledge-based global provider of logistics services, we have often concluded over the course of our history that it is better to grow organically rather than by acquisition. However, when we have made acquisitions, it has generally been to obtain technology, geographic coverage or specialized industry expertise that could be leveraged to benefit our entire network. In May 2020, we acquired a less-than-truckload digital online shipping platform which aligns with our focus on enhancing our digital solutions.

International Trade and Competition

We operate in over 60 countries in the competitive global logistics industry and our activities are closely tied to the global economy. The global economy entered into a recession as a result of the pandemic and related precautionary measures including government mandated lockdowns, shutdown of manufacturing and operations for non-essential businesses and travel restrictions. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to tariffs and trade restrictions and accords. Currently, the United States and China have significantly increased tariffs on certain imports and are engaged in trade negotiations and changes to export regulations and tariffs. The United Kingdom and the European Union are negotiating the terms of the United Kingdom's exit from the European Union and trade relations when the transition period ends on December 31, 2020. We cannot predict the outcome of these proposals or negotiations, or the effects they will have on our business. As governments implement higher tariffs on imports, manufacturers may accelerate, to the extent possible, shipments to avoid higher tariffs and, over time, may shift manufacturing to other countries. Doing business in foreign locations also subjects us to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies and inter-governmental disputes concerning international trade, our business may also be negatively affected by political developments and changes in government personnel or policies in the United States and other countries, as well as economic turbulence, political unrest and security concerns in the nations and on the trade shipping lanes in which we conduct business and the future impact that these events may have on international trade, oil prices and security costs.

The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. Our pricing and terms continue to be pressured by uncertainty in global trade and economic conditions, concerns over airfreight capacity availability, volatile airfreight pricing, disruptions in port services, political unrest and fluctuating currency exchange rates. We expect these operating and competitive conditions to continue. Air carriers are experiencing significant cash flow challenges as a result of travel restrictions resulting in cancellation of flights. Uncertainty over recovery of demand for passenger air travel, in particular business travel, compared to pre-pandemic levels may impact air carriers’ operations and financial stability long term. Many ocean carriers have incurred substantial operating losses in recent years, and are highly leveraged with debt. These financial challenges have resulted in multiple carrier acquisitions and carrier alliance formations. Additionally, carriers continue to take delivery of new and larger ships, which may increase capacity. Carriers also face new regulatory requirements that became effective in 2020 requiring reductions in the sulfur in marine fuel, which are increasing their operating and capital costs. When the market experiences seasonal peaks or any sort of disruption, the carriers often increase their pricing suddenly. This carrier behavior creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.

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

Seasonality

Historically, our operating results have been subject to seasonal demand trends with the first quarter being the weakest and the third and fourth quarters being the strongest; however, there is no assurance this seasonal trend will occur in the future or to what degree it will be impacted in 2020 by the global pandemic. This historical pattern has been the result of, or influenced by, numerous factors, including weather patterns, national holidays, consumer demand, new product launches, economic conditions, pandemics, governmental policies and inter-governmental disputes and a myriad of other similar and subtle forces. In addition, this historical quarterly trend has been influenced by the growth and diversification of our international network and service offerings.

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

Results of Operations

The following table shows the revenues, the directly related cost of transportation and other expenses for our principal services and our overhead expenses for the three and nine months ended September 30, 2020 and 2019, including the respective percentage changes comparing 2020 and 2019.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2020	2019	Percentage change	2020	2019	Percentage change
Airfreight services:
Revenues	$1,093,550	$715,450	53%	$3,237,179	$2,171,928	49%
Expenses	833,689	522,868	59	2,450,931	1,574,717	56
Ocean freight services and ocean services:
Revenues	612,858	585,374	5	1,597,997	1,697,824	(6)
Expenses	455,072	424,215	7	1,185,154	1,234,845	(4)
Customs brokerage and other services:
Revenues	758,389	774,031	(2)	2,112,117	2,260,733	(7)
Expenses	441,657	453,416	(3)	1,212,102	1,330,758	(9)
Overhead expenses:
Salaries and related costs	373,613	356,331	5	1,110,760	1,069,592	4
Other	108,821	111,475	(2)	329,720	334,221	(1)
Total overhead expenses	482,434	467,806	3	1,440,480	1,403,813	3
Operating income	251,945	206,550	22	658,626	586,352	12
Other income, net	2,484	7,396	(66)	14,031	23,945	(41)
Earnings before income taxes	254,429	213,946	19	672,657	610,297	10
Income tax expense	62,710	53,319	18	173,968	156,029	11
Net earnings	191,719	160,627	19	498,689	454,268	10
Less net earnings attributable to the noncontrolling interest	412	406	1	1,169	1,199	(3)
Net earnings attributable to shareholders	$191,307	$160,221	19%	$497,520	$453,069	10%

Airfreight services:

In the second quarter and continuing in the third quarter of 2020, airfreight services experienced unprecedented events in response to the global pandemic. As a result of travel restrictions and lower passenger demand, airlines significantly reduced flight schedules which limited available belly space for cargo at a time where global demand for time-sensitive delivery of essential PPE, medical supplies and technology equipment remained high. This has caused extreme imbalances between carrier capacity and demand, principally on exports out of North Asia. In order to execute and meet the transportation needs of our customers we heavily utilized charter flights and purchased capacity in advance and on the spot market, which resulted in historically high average buy and sell rates.

Airfreight services revenues increased 53% and 49% during the three and nine months ended September 30, 2020, respectively, as compared with the same periods for 2019, primarily due to 70% and 69% increases in average sell rates offset by 5% and 8% declines in tonnage. Sell rates increased in all regions with the largest impacts in North Asia and South Asia. Tonnage declined in all regions except North Asia. North Asia airfreight services revenue represented 23% and 14% of the total Company consolidated revenues for the nine months ended September 30, 2020 and 2019, respectively.

Airfreight services expenses increased 59% and 56% during the three and nine months ended September 30, 2020, respectively, as compared with the same periods for 2019, principally as a result of a 73% and 71% increase in average buy rates. Buy rates increased in all regions with the largest impacts in North Asia and South Asia. While still historically high, sequentially buy rates have come down in the third quarter of 2020 as compared to the second quarter of 2020.

The decrease in airfreight tonnage was primarily due to the global pandemic. As a result of the pandemic, governments around the world have implemented travel restrictions and suspended non-essential services. This has caused supply chain disruptions for our domestic and international customers, which correspondingly decreased our airfreight volumes. South Asia, North America and Europe had decreases in tonnage of 28%, 6% and 16% for the three months ended September 30, 2020 and 29%, 8% and 11% for the nine months ended September 30, 2020. North Asia had increases in tonnage of 14% and 7%, in the three months and nine months ended September 30, 2020, respectively.

These conditions created a high degree of volatility in volumes, buy rates and sell rates. We are unable to predict how these uncertainties and any future disruptions, such as the urgent distribution of COVID-19 vaccines, will affect our future operations or financial results.

Ocean freight and ocean services:

Ocean freight consolidation, direct ocean forwarding and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues and expenses increased 5% and 7%, respectively, for the three months ended September 30, 2020 as compared to the same period in 2019. Ocean freight and ocean services revenues and expenses decreased 6% and 4%, respectively, for the nine months ended September 30, 2020 as compared with the same period in 2019. The largest component of our ocean freight and ocean services revenue was derived from ocean freight consolidation, which represented 64% and 65% of ocean freight and ocean services revenue for the nine months ended September 30, 2020 and 2019, respectively.

Ocean freight consolidation revenues and expenses increased 7% and 8%, respectively, for the three months ended September 30, 2020 as compared with the same period in 2019, primarily due to a 13% increase in sell rates and buy rates, offset by a 5% decrease in containers shipped. Ocean freight consolidation revenues and expenses decreased 8% and 6%, respectively, for the nine months ended September 30, 2020 as compared with the same period in 2019, due to a 9% decline in containers shipped, partially offset by a 4% and 5% increase in sell rates and buy rates, respectively. Additionally, for the nine months ended September 30, 2020, the changes in freight consolidation revenues and directly related expenses include a revised presentation of destination services that started in the second quarter of 2019, which decreased revenues and directly related operating expenses in ocean freight consolidation but did not change consolidated operating income.

Direct ocean freight forwarding revenues and expenses increased 3% and 9%, respectively, for the three months ended September 30, 2020, principally due to higher volumes and changes in customer mix primarily in North Asia and Europe, as well as due to higher costs. Direct ocean freight forwarding revenues and expenses increased 4% and 11%, respectively, for the nine months ended September 30, 2020, principally due to higher volumes and changes in customer mix primarily in North America and Europe, partially offset by a decrease in volumes in North Asia. Order management revenues and expenses for the three months ended September 30, 2020 were consistent with the same period in 2019. Order management revenues and expenses decreased 9% and 8%, respectively, for the nine months ended September 30, 2020, primarily due to lower volumes mostly from the retail industry.

North Asia ocean freight and ocean services revenues and directly related expenses increased 11% and 13%, respectively, for the three months ended September 30, 2020, primarily due to an increase in sell rates and buy rates. North Asia ocean freight and ocean services revenues and directly related expenses decreased 11% and 10%, respectively, for the nine months ended September 30, 2020, as compared with the same period in 2019, primarily due to a decrease in container volume in the first half of 2020. The largest decline in container volumes during the nine months ended September 30, 2020 were in North Asia, which started in 2019 and continued through the first half of 2020.

Most ocean carriers continued to manage their capacity according to market demand. We expect that pricing volatility will continue as customers solicit bids, react to governmental trade policies and adjust to the slowdown of the global economy from the pandemic, while carriers continue to adapt to changes in capacity and market demand and merge or create alliances with other carriers. Carriers also face new regulatory requirements that became effective in 2020 to reduce the use of sulfur in marine fuel, which are increasing their operating and capital costs, which could result in higher costs for us. These conditions could result in lower operating income.

Customs brokerage and other services:

Customs brokerage and other services revenues decreased 2% and 7% and expenses decreased 3% and 9% for the three and nine months ended September 30, 2020, respectively, as compared with the same periods in 2019, primarily due to decreases in shipments from existing customers. Slowdowns due to the pandemic related closures affected volumes, particularly in aerospace, automotive, oil and energy and certain portions of the retail sectors. Customers continue to value our brokerage services due to changing tariffs and increasing complexity in the declaration process. Customers seek knowledgeable customs brokers with sophisticated computerized capabilities critical to an overall logistics management program that are necessary to rapidly respond to changes in the regulatory and security environment.

North America revenues decreased 4% and 9% and directly related expenses decreased 6% and 13% for the three and nine months ended September 30, 2020, respectively, as compared with the same periods for 2019, primarily as a result of lower volumes in customs brokerage.

Overhead expenses:

Salaries and related costs increased by 5% and 4% for the three and nine months ended September 30, 2020, respectively, as compared with the same periods in 2019, principally due to increases in commissions and bonuses earned from higher revenues and operating income.

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

Our management compensation programs have always been incentive-based and performance driven. Bonuses to field management for the nine months ended September 30, 2020 were up 15% when compared to the same period in 2019. Bonuses under the executive incentive compensation plan were up 5% when compared to the same period in 2019, primarily due to an increase in operating income offset by a reduction made to senior executive management bonus allocations, as well as unused bonus allocations available for future investments in the development of key personnel.

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

Other overhead expenses decreased 2% and 1% for the three and nine months ended September 30, 2020, respectively, as compared with the same periods in 2019. The decrease in expenses was due to a significant decrease in travel and entertainment expense offset by increases in bad debt expense, local tax expense and depreciation expense. We will continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to explore new areas for profitable growth.

Income tax expense:

Our consolidated effective income tax rate was 24.6% and 25.9% for the three and nine months ended September 30, 2020, respectively, as compared to 24.9% and 25.6% for the same periods in 2019. The effect of higher average tax rates of our international subsidiaries, when compared to U.S. federal and state tax rates, were partially offset by U.S. foreign tax credits and U.S. income tax deductions for Foreign-derived intangible income (FDII). The third quarter of 2020 effective tax rate benefited from increased tax deductions related to share-based compensation when compared to the same period in 2019, while the third quarter of 2019 rate benefited from discrete adjustments primarily for additional guidance related to the calculation of FDII.

Some elements of the recorded impacts of the 2017 Tax Act could be impacted by further legislative action as well as additional interpretations and guidance issued by the IRS or Treasury. See Note 3 to the condensed consolidated financial statements for additional information.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates dealing with a multitude of currencies other than the U.S. dollar. This results in our being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or agency relationships have strict currency control regulations, which influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three and nine months ended September 30, 2020 and 2019 was insignificant. We had no foreign currency derivatives outstanding at September 30, 2020 and December 31, 2019. During

both the three and nine months ended September 30, 2020, net foreign currency losses were approximately $9 million. During the three and nine months ended September 30, 2019, net foreign currency losses were approximately $1 million and $5 million, respectively.

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

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three and nine months ended September 30, 2020 was $162 million and $513 million as compared with $161 million and $607 million for the same periods in 2019. The $1 million increase for the three months ended September 30, 2020 was primarily due to higher airfreight and ocean revenues offset by changes in working capital. The decrease of $94 million for the nine months ended September 30, 2020 was primarily due to changes in working capital, primarily as a result of increases in accounts receivable from higher airfreight revenues during the second and third quarter of 2020 when compared to the same periods in 2019. At September 30, 2020, working capital was $1,913 million, including cash and cash equivalents of $1,466 million. Other than our recorded lease liabilities, we had no long-term obligations or debt at September 30, 2020. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future.

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

Cash used in investing activities for the three and nine months ended September 30, 2020 was $8 million and $36 million as compared with $15 million and $36 million in the same periods of 2019, primarily for capital expenditures. Capital expenditures in the three and nine months ended September 30, 2020 was primarily related to continuing investments in building and leasehold improvements and technology and facilities equipment. Capital expenditures in the nine months ended September 30, 2020 also included our purchase of a less-than-truckload digital online shipping platform. Total anticipated capital expenditures in 2020 are currently estimated to be $50 million. This includes routine capital expenditures and investments in technology.

Cash from financing activities during the three months ended September 30, 2020 was $121 million as compared with cash used in financing activities of $1 million in the same period in 2019. Cash used in financing activities during the nine months ended September 30, 2020 was $238 million as compared with $269 million for the same period in 2019. During the three months ended September 30, 2020, we did not repurchase any common stock. During the three months ended September 30, 2019, we used cash to repurchase 0.9 million shares of common stock. During the nine months ended September 30, 2020, we used cash to repurchase 4.4 million shares of common stock compared to 4.1 million in the same period in 2019. We use the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to limit the growth in outstanding shares.

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

We maintain international unsecured bank lines of credit. At September 30, 2020, we were contingently liable for $72 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

As of September 30, 2020, our contractual obligations are as follows:

		Payments due by period
In thousands	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Contractual Obligations:
Operating leases, including imputed interest	$499,331	86,689	147,136	101,332	164,174
Unconditional purchase obligations	117,101	117,101	—	—	—
Technology, equipment and construction purchase obligations	37,924	23,067	14,677	87	93
Total contractual cash obligations	$654,356	226,857	161,813	101,419	164,267

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

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At September 30, 2020, cash and cash equivalent balances of $567 million were held by our non-United States subsidiaries, of which $13 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the nine months ended September 30, 2020, would have had the effect of raising operating income by approximately $48 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $39 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the three and nine months ended September 30, 2020 and 2019 was insignificant. During both the three and nine months ended September 30, 2020, net foreign currency losses were approximately $9 million. During the three and nine months ended September 30, 2019, net foreign currency losses were approximately $1 million and $5 million, respectively. We had no foreign currency derivatives outstanding at September 30, 2020 and December 31, 2019. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of September 30, 2020, we had approximately $111 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.

Interest Rate Risk

At September 30, 2020, we had cash and cash equivalents of $1,466 million, of which $907 million was invested at various short-term market interest rates. Other than our recorded lease liabilities, we had no long-term obligations or debt at September 30, 2020. A hypothetical change in the interest rate of 10 basis points at September 30, 2020 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the third quarter of 2020.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Expeditors is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on our operations, cash flows or financial position. As of September 30, 2020, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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

Novel Coronavirus (COVID-19)

COVID-19 significantly impacted worldwide economic conditions and global trade and may continue to have an adverse effect on our operations, and the operations of our service providers and our customers, which may further impact our business. COVID-19 was declared as a global health emergency and later declared as a global pandemic by the World Health Organization. As a result, governments have implemented travel restrictions, mandated lockdowns and other precautionary measures that resulted in significant business and supply chain disruptions and a slowdown in international trade. This crisis has affected, and is expected to continue affecting, our business in many aspects. Governments have designated our operations as essential business and we activated our business continuity plan to be able to conduct operations. Our facilities and employees are operating under the constraints of special protective measures and many are working remotely. These disruptions are also threatening the financial stability of our service providers and the ability to efficiently and profitably route our customers’ freight. Reduced flight schedules and cancellations have significantly reduced available space for airfreight, while ocean carriers have continued to manage their operating capacity. These freight market conditions have created and continue to create pricing volatility that challenges Expeditors’ ability to maintain historical unitary profitability. Many of our customers are experiencing disruptions in their revenue and cash flow, prompting these customers to renegotiate contractual terms and increasing our accounts receivable collection risks. Such conditions could result in the loss of business and additional bad debt allowances in the future if our customers’ ability to pay deteriorates. Although we are monitoring the situation, we cannot predict for how long, or the ultimate extent to which the pandemic and related precautionary measures may disrupt our operations. Any significant disruption resulting from this on a large scale or over an extended period of time would negatively affect our business and our financial results. The COVID-19 pandemic could also have the effect of heightening many of the other risks described in Item 1A of our Annual Report on Form 10-K, including, without limitation, those related to the success of our strategy and desire to maintain historical unitary profitability, our ability to attract and retain customers, our ability to manage costs, interruptions to our information technology systems, the ability of third-party providers to perform and potential litigation.

Service Providers

As a non-asset based provider of global logistics services, Expeditors depends on a variety of asset-based service providers, including air, ocean and ground freight carriers. The quality and profitability of our services depend upon effective selection and oversight of our service providers. COVID-19 places significant stress on our air, ocean and freight ground carriers, which may continue to result in reduced carrier capacity or availability, pricing volatility or more limited carrier transportation schedules which could adversely impact our operations and financial results. During the pandemic, air carriers have been particularly affected having to cancel flights due to travel restrictions resulting in dramatic drops in revenues, historical losses and liquidity challenges. Uncertainty over recovery of demand for passenger air travel, in particular business travel, to pre-pandemic levels means air carriers’ operations and financial stability may be adversely affected long term. Ocean carriers have incurred significant operating losses in recent years, further exacerbated by trade reductions from COVID-19 measures, and are highly leveraged with debt. Additionally, several ocean carriers have consolidated, with the potential for more to occur in the future. Changes in the financial stability, operating capabilities and capacity of asset-based carriers and capacity allotment made available to Expeditors by asset-based carriers affects us in unpredictable ways. Any combination of reduced carrier capacity or availability, pricing volatility or more limited carrier transportation schedules, such as those caused by the pandemic, could further negatively affect our ability to execute services and maintain profitability. Expeditors cannot predict whether relief measures extended by certain governments will be effective in supporting the financial viability of carriers nor can we predict the long-term effects of this crisis on carriers’ financial stability and ability to provide services.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2001, Expeditors' Board of Directors authorized a Discretionary Stock Repurchase Plan for the purpose of repurchasing our common stock in the open market to reduce the issued and outstanding stock down to 200 million shares. Subsequently, the Board of Directors has from time to time increased the amount of our common stock that may be repurchased. The Board of Directors last authorized repurchases down to 160 million shares of common stock in November 2018. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. There were no share repurchases during the third quarter of 2020. The maximum number of shares that may yet be purchased under the plan as of September 30, 2020 was 9,231,495.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	Not applicable.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

November 4, 2020	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

November 4, 2020	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer