Form 10-K
period 2020-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2021-02-19
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, based upon the closing price as of the last business day of the most recently completed second fiscal quarter ended June 30, 2020, was approximately $12,607,970,514.

At February 16, 2021, the number of shares outstanding of registrant’s Common Stock was 169,370,882.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2020 Annual Meeting of Shareholders to be held on May 4, 2021 are incorporated by reference into Part III of this Form 10-K.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2020

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

Ocean Freight and Ocean Services: Within ocean services, Expeditors offers three basic services: ocean freight consolidation, direct ocean forwarding, and order management:

Ocean Freight Consolidation: as an ocean freight consolidator, Expeditors contracts with ocean shipping carriers to obtain transportation for a fixed number of containers between various points during a specified time period at agreed-upon rates. We handle both full container loads as well as Less-than Container Load (LCL) freight, offering a wider range of shipping options and rates than available with the

3.

carriers directly. We also generate fees for ancillary origin services such as the preparation of documentation to comply with local export and import laws.

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

Coronavirus (COVID-19) impact on our business

The COVID-19 pandemic has significantly affected our business operations for the year ended December 31, 2020, and we expect these disruptive conditions to continue into 2021. At this time, the main elements of its impact on our business are summarized below:

•

Governments have designated our operations as essential business in all regions where we operate because of our important role in supply chains operations worldwide. As such, our districts continue to serve our customers while operating within the regulations established in those countries.

•

We activated our global business continuity plan in the first quarter of 2020 and are continuing to operate under this plan. Our business continuity plan includes measures to protect and safeguard the health of our employees and service providers, such as sanitization of our facilities, providing protective equipment to employees, restricting travel and requiring all employees to work remotely if they are able to. Our plan includes measures to minimize adverse impacts to our operations and those of our customers’ businesses. We have identified areas of the supply chain process that can be supported remotely and through automation, and those that require physical operations and handling. We continue to monitor the continuously rapidly changing situation and adjust our actions, as needed, based on recommendations from governments and local and national health authorities. Subsequent to the first quarter of 2020, we deployed a global recovery plan regionally following local regulations. Our recovery plan is intended to allow employees to gradually and safely move back into offices when health risks subside and governments around the world lift restrictions. Our districts around the world are at different phases of the recovery plan depending on local conditions.

•

Travel restrictions, government mandated lockdowns and additional precautionary measures resulted in business and supply chain disruption, and limited operations in China in the first quarter of 2020, and worldwide starting in March 2020, resulting in sharp decreases in international trade. We have also seen a shift in the goods we handle with a substantial portion of shipments comprising of technology products to support social distancing and working remotely, and to a lesser degree, medical equipment and supplies. In contrast, we have seen significant declines in shipments from our customers in the aerospace, automotive, oil and energy and certain portions of the retail sectors. With the exception of airfreight exports out of North Asia and ocean exports from South Asia, declines in freight volumes have negatively impacted our results of operations for the year ended December 31, 2020, especially in the first three quarters of the year.

•

The above disruptions are threatening the financial stability of our service providers and our ability to efficiently route customer freight. Reduced passenger flight schedules and cancellations have significantly impacted available belly space, limiting our ability to utilize space under our existing capacity agreements with carriers and requiring us to buy space in a tight airfreight market and utilize chartered planes. Subsequent to the first quarter of 2020, there was limited airfreight space capacity, combined with high global demand for shipping Personal Protective Equipment (PPE), medical equipment and supplies and technology products, which created such an imbalance that buy rates increased to unprecedented levels, in particular on

4.

exports out of North Asia. Most ocean carriers continued to manage their capacity according to market demand through most of the year and experienced excess demand compared to available capacity in the fourth quarter. These freight market conditions create pricing volatility that further challenges Expeditors’ ability to maintain historical unitary profitability.

•

Many of our customers are experiencing disruptions in their revenue and cash flow, including an increased number of bankruptcies, prompting these customers to attempt to renegotiate contractual terms and increasing our accounts receivable collection risk. The growth in our accounts receivable and consequently customer credit exposure have also increased as a result of historically high freight rates. We have continued to apply our established credit control procedures and collection monitoring that have historically been effective in limiting credit losses. These conditions could result in the loss of business and additional bad debt allowances in the future if our customers’ ability to pay further deteriorates.

These conditions are expected to continue into 2021. We are unable to predict how these uncertainties and any future disruptions, such as the urgent distribution of COVID-19 vaccines, will affect our future operations or financial results. A prolonged recession in the global economy and slowdown in trade would negatively affect our operations in the future.

Revenues

The following chart shows our 2020 revenues by service type:

Revenues by Service
Customs brokerage and other services 30%
Airfreight services 47%
Ocean freight and ocean services 23%

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

5.

open new offices. While Expeditors has historically expanded through organic growth, we have also been open to growth through acquisition of, or establishing joint ventures with existing agents or others within the industry.

At January 31, 2021, Expeditors, including its majority-owned subsidiaries, is organized functionally in geographic operating segments and operates district offices in the regions identified below. Our district offices have been established in locations where Expeditors maintains unilateral control over assets and operations and where the existence of the parent-subsidiary relationship is maintained by means other than record ownership of voting stock.

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

Our Strategy

Expeditor’s strategic plan is to achieve long-term, sustainable and profitable growth by focusing on the right markets and, within each market, on the right customers. Our teams are aligned on the specific markets of these focused priorities; on the targeted accounts within those markets; and on ways that we can continue to differentiate ourselves from our competitors. In 2020, in light of recent market disruptions, including the impact of the COVID-19, we reviewed and refreshed our strategy to focus on four key strategic initiatives going forward:

1.	Ensure that base-line strategies for air, ocean and customs services for every district office and region lead to growth at the relevant market rates, profits and volumes by services.
2.	Grow our business services into and out of Europe, with particular focus on certain defined markets beyond our base-line growth expectations.
3.

Continue to leverage our long and deeply entrenched presence in China - as well as the reputation that we have with the strategic carriers servicing China - to build a stronger customs brokerage and in-country presence. Our main focus remains on developing and integrating our customs systems, expertise and talent, and making investments that enhance and improve our import brokerage infrastructure and our ability to provide local delivery and support services in China.

4.	Grow our customs brokerage offering in South Asia and India by leveraging our strength and expertise in customs brokerage services and developing critical talent, processes and tools.

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

6.

Organic Versus Acquired Growth

As a knowledge-based global provider of logistics services, we have often concluded over the course of our history that it is better to grow organically rather than by acquisition. However, when we have made acquisitions, it has generally been to obtain technology, geographic coverage or specialized industry expertise that could be leveraged to benefit our entire network. In May 2020, we acquired a less-than-truckload digital online shipping platform that aligns with our focus on enhancing our digital solutions.

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

Leveraging Global, Regional and Local Expertise

At Expeditors, we create strategy, process, technology and compliance programs at the corporate level, in order to drive consistency across all levels of the organization. We leverage regional and local expertise by staffing our districts principally with local managers and personnel who are from the regions in which they operate and who have extensive experience in logistics, coupled with a deep understanding of their local market. District offices are responsible for selling and executing Expeditors' services directly to customers and prospects and are involved in the selection of logistics service providers, in addition to ensuring that customers receive timely and effective services. Defining our strategy at a global level while executing it at a regional and local level with customized supply chain solutions enables us to drive consistency and efficiency. We believe that focus on hiring and developing a diverse and talented workforce with an emphasis on exceptional customer service, along with our incentive-based compensation program, enables us to provide exceptional service and superior financial results.

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

Expeditors' Services in Detail

The following describes in more detail the operations of each of Expeditors’ services:

Airfreight Services

Airfreight services accounted for approximately 47, 36 and 40 percent of Expeditors' total revenues in 2020, 2019 and 2018, respectively. When performing airfreight services, we typically act either as a freight consolidator or as an agent for the airline that carries the shipment. When acting as a freight consolidator, we purchase cargo capacity from airlines on a volume basis and resell that space to our customers at lower rates than they could obtain directly from airlines on an individual shipment. We then issue a House Airway Bill (HAWB) to our customers as the contract of carriage and, separately, we receive a Master Airway Bill from the airline when the freight is physically tendered. When moving shipments between points where the nature or volume of business does not facilitate consolidation, we receive and forward individual shipments as the agent of the airline that carries the shipment. Whether acting as a consolidator or agent, we offer our customers expertise for optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with securing capacity during periods of high demand.

In our airfreight operations, we receive shipments from our customers, determine the routing, consolidate shipments bound for a particular airport distribution point, and select the airline for transportation to the distribution point. At the distribution point, either we or an Expeditors'

7.

agent arranges for the consolidated lot to be broken down into its component shipments and for the transportation of the individual shipments to their final destinations.

We estimate that our average airfreight consolidation weighs approximately 3,500 pounds and that a typical consolidation includes merchandise from several shippers. Because shipment by air is relatively expensive compared with ocean transportation, air shipments are generally characterized by a high value-to-weight ratio, the need for rapid delivery, or both.

At the origin, Expeditors typically delivers shipments from one of our warehouses to the airline after consolidating the freight into containers or onto pallets. Normally that shipment will then arrive at the destination distribution point within 48 hours from the point of origin. During periods of high demand, available cargo capacity from the scheduled air carriers can be limited and backlogs of freight shipments may occur. When these conditions exist, we may charter aircraft to meet customer demand. In 2020, as a result of the decline in passenger aircraft capacity availability we have greatly increased our usage of chartered aircrafts. We expect to continue to utilize charted aircrafts until such time as passenger air traffic returns to historic levels.

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

Many air carriers remain highly leveraged with debt and incurred historic operating losses in 2020. As a result, carriers are facing liquidity challenges exacerbated by the global pandemic and are seeking relief under various government support programs. In particular air carriers are experiencing significant cash flow challenges as a result of passenger flights cancellations. Uncertainty over recovery of demand for passenger air travel compared to pre-pandemic levels may impact air carriers’ operations and financial stability long term. This environment requires that we be selective in determining which carriers to utilize. Carriers' financial results will continue to drive their asset acquisition and deployment strategies, which will impact airfreight pricing and capacity. Most of Expeditors' customers are focused on improving supply-chain efficiency, reducing overall logistics costs by negotiating lower rates and utilizing ocean freight whenever possible. Certain customers are increasingly utilizing airfreight to improve speed to market. We expect these trends to continue in conjunction with carriers' efforts to manage available capacity and the evolution of consumer purchasing behavior, such as online shopping. Changes in available capacity, periods of high demand, or other market disruptions could impact our buy and sell rates and challenge our ability to maintain historical unitary profitability.

Ocean Freight and Ocean Services

Ocean freight services accounted for approximately 23, 27 and 28 percent of Expeditors' total revenues in 2020, 2019 and 2018, respectively. We operate Expeditors International Ocean, Inc. (EIO), an Ocean Transportation Intermediary, sometimes referred to as a Non-Vessel Operating Common Carrier (NVOCC), which specializes in ocean freight services in most major trade lanes in the world. EIO also provides service, on a smaller scale, to and from any location where we have an office or an agent. Ocean freight services are comprised of three basic services: ocean freight consolidation (EIO), direct ocean forwarding and order management.

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

8.

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

Prior to 2020, many ocean carriers incurred substantial operating losses, and are still highly leveraged with debt. Multiple carrier acquisitions and alliances have occurred and certain carriers are entering into traditional freight forwarding services as they pursue scale and additional market share in an effort to improve profitability. Ocean carriers have improved their management of capacity relative to demand in recent years. Currently, demand exceeds capacity in certain lanes. Demand for ocean transportation increased sharply in the second half of 2020, resulting in severe ports congestion, in particular on transpacific lanes. This has created new operational challenges for carriers including their ability to maintain sailing schedules. Carriers also face new regulatory requirements that became effective in 2020, requiring reductions in the sulfur in marine fuel, which are increasing their operating and capital costs. Consequently, when the market goes through seasonal peaks or any sort of disruption and demand exceeds supply, the carriers react by increasing their pricing as quickly as possible to offset their previous losses. This carrier behavior, along with fluctuations in demand, creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.

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

Customs Brokerage and Other Services

Customs brokerage and other services accounted for approximately 30, 37 and 32 percent of Expeditors' total revenues in 2020, 2019 and 2018, respectively. As a customs broker, we assist our customers in clearing shipments through customs by preparing and transmitting required information and documentation, calculating and providing for payment of duties and other taxes on behalf of the importer, arranging required inspections by governmental agencies, and providing delivery services. We provide customs brokerage services in conjunction with transportation services or independently. Expeditors supports regulatory compliance and visibility to the supply chain through process and system controls, technology and oversight by licensed and trained professionals. We offer a customized, solutions-based approach to our customers, based on the complexity of their business. Our pricing reflects this complexity and scope, in addition to the number of declarations filed.

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

9.

Human Capital

Opportunities for employees and positive work environment

Expeditors’ most important asset is its employees. The cornerstone of our company culture is the professional growth and development of our employees. From the inception of our company, management has inherently understood that the elements required for a successful global service organization can only be assured through recruiting, training and ultimately retaining knowledgeable and experienced personnel. We believe that our greatest challenge is now, and always has been, perpetuating a consistent global corporate culture that requires:

•	Total dedication to providing superior customer service;
•	Compliance with our policies and procedures and government regulations;
•	A positive, safe work environment that is diverse, inclusive and free from discrimination and harassment;
•	Ongoing mentoring and development of key employees and management personnel;
•	Creation of unlimited advancement opportunities for employees dedicated to hard work, personal growth and continuous improvement with a focus on promotion from within;
•	Individual commitment to the identification and mentoring of successors for every key position so that when change occurs, a qualified and well-trained internal candidate is ready to step forward;
•

Continuous identification, design and implementation of system solutions and differentiated service offerings, both technological and otherwise, that place employees in a position to be successful in meeting and exceeding the needs of customers; and

•	Focus on developing processes and technological solutions that maximize the engagement, efficiency and effectiveness of our employees.

We believe in creating and maintaining a positive work environment for employees. That commitment is supported by policies designed to promote fairness and equitable treatment and our supervisors and managers are charged with the responsibility of setting positive examples and providing mentoring with a focus on the importance of compliance. We promote equal employment opportunity and have policies that expressly prohibit unacceptable behaviors, including harassment, intimidation or discrimination of any kind based on race, sex, sexual orientation, gender identity, gender expression, marital status, age, color, religion, creed, national origin, disability, veteran status or any other characteristic protected under applicable law.

To protect our employees we are committed to maintaining secure business operations globally by following our well-established security standards, maintained and deployed by our Health and Safety team, as well as applicable health and safety laws and regulation. We have mechanisms in place to report accidents, injuries and unsafe working conditions.

As a knowledge-based organization we focus on employees’ professional development through regular performance reviews and training, including mandatory trainings related to compliance; ethics, health and security; specific certifications where required to perform certain duties; supervising skills and development of succession plans of key employees.

Compensation and retention

We reinforce these values with a compensation system that rewards employees for profitably managing the things they can control. This incentive-based compensation system has been in place since we became a publicly traded company. There is no limit to how much a key employee can earn for success. We believe in a “real world” environment where the employees of our operating units are held accountable for the profit implications of their decisions. If these decisions result in operating losses, management generally must make up these losses with future operating profits, in the aggregate, before any cash incentive compensation can be earned. Executive management, in limited circumstances, makes exceptions at the branch operating unit level. At the same time, our policies, processes and relevant training focus on such things as cargo management, risk mitigation, compliance, sound business decisions, accounts receivable collection, cash flow and credit soundness in an attempt to help managers avoid the kinds of errors that might end a career. To retain the services of highly qualified, experienced, and motivated employees, we place considerable emphasis on our incentive based compensation programs.

Since our business is service-based, we believe that employee retention remains critical to our long-term success. To that end and true to our company culture, we have traditionally not laid off employees when we have encountered challenging downturns or economic uncertainty. For example, in 2008-2009, the last time we witnessed a significant downturn in our industry, we adopted a “no lay off” policy because we knew business would come back at some point in the future and that we would need these employees to execute and grow our business. Looking back on that decision, we know it was the right thing to do for both our employees and our business. During that time, we redeployed employees to analyze and improve our operational processes and work on strategic projects. In 2020 during the early stages of the pandemic, we again adopted a “no lay off” policy for many of the same reasons as in 2008-2009.

10.

We evaluate our ability to engage and retain employees by monitoring turnover rates, percentage of positions filled internally, and by regularly conducting employee satisfaction surveys to identify opportunities where we can improve.

Geographically diverse workforce

At December 31, 2020, Expeditors employed approximately 17,500 people, of which approximately 11,300 were employed in international locations. We believe that focus on hiring and developing a diverse and talented workforce coupled with our incentive-based compensation program, enables us to provide exceptional service and superior financial results. We need to leverage regional and local expertise by staffing our districts principally with local managers and personnel who are from the regions in which they operate and who have extensive experience in logistics, coupled with a deep understanding of their local market. This results in a highly talented, inclusive and multi-cultural global workforce that reflects the diverse regions that we serve. Because our business involves shipments between districts and typically touches more than one geographic area, our success requires a high degree of communication and cooperation among our employees globally. District Managers are key individuals in our Company as sales, operational execution and business and expenditure decisions necessary to service our customers are the responsibility of management at each district. The vast majority of our employees are based in our operational districts, geographically distributed as shown below. We have summarized the number of employees based on individual headcount as of December 31, 2020 as follows:

Employee Count as of December 31,
2020
North America	6,490
Europe	3,460
North Asia	2,360
South Asia	1,540
Middle East, Africa and India	1,490
Latin America	760
Information Systems	1,010
Corporate	370
Total	17,480

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

The primary competitive factors in the global logistics services industry continue to be price and quality of service, including reliability, responsiveness, expertise, convenience and scope of operations. Expeditors emphasizes quality customer service, underscored by a strong commitment to compliance, and believes that our prices are competitive with the prices of others in the industry.

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

Furthermore, COVID-19 has had a profound impact on a large number of customers across different industries, and many companies are now exploring options to build a strategy around supply chain resiliency, agility, sourcing, and inventory optimization.

11.

Expeditors' management believes that the ability to develop and deliver innovative solutions to meet our customers’ increasingly sophisticated supply chain requirements is a critical factor in our ongoing success. We devote a significant amount of resources towards the maintenance and enhancement of technology and digital solutions in order to meet these customer demands. Management believes that our existing systems are competitive with the systems currently in use by other logistics services companies with which we compete.

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

Seasonality

Historically, our operating results have been subject to seasonal demand trends, with the first quarter being the weakest and the third and fourth quarters being the strongest; however, there is no assurance that this seasonal trend will occur in the future or to what degree it will continue to be impacted by the pandemic. This historical pattern has been the result of, or influenced by, numerous factors, including weather patterns, national holidays, consumer demand, new product launches, economic conditions, pandemics, governmental policies, and inter-governmental disputes and a myriad of other similar and subtle forces. We cannot accurately forecast many of these factors, nor can we estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns will continue in future periods.

12.

Information about our Executive Officers

The following table sets forth the names, ages, and positions of current executive officers of our company.

Name	Age	Position
Jeffrey S. Musser	55	President, Chief Executive Officer and Director
Eugene K. Alger	60	President, Global Services
Daniel R. Wall	52	President, Global Products
Richard H. Rostan	64	President, Global Geographies and Operations
Bradley S. Powell	60	Senior Vice President and Chief Financial Officer
Christopher J. McClincy	46	Senior Vice President and Chief Information Officer
Benjamin G. Clark	52	Senior Vice President, Chief Strategy Officer
Jeffrey F. Dickerman	45	Senior Vice President, General Counsel and Corporate Secretary

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

Jeffrey F. Dickerman joined Expeditors in October 2004 as Associate Corporate Counsel and became Corporate Counsel in 2007. Mr. Dickerman became Director, Global Legal Services in 2011 and Vice President and Associate General Counsel in 2015. In 2019, Mr. Dickerman became Vice President, Deputy General Counsel. In January 2020, Mr. Dickerman was appointed to Senior Vice President, General Counsel and was appointed Corporate Secretary in May 2020. Prior to joining Expeditors, Mr. Dickerman was an Associate Attorney at Stoel Rives LLP.

13.

Government Regulations

Transportation and Customs Brokerage

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

Expeditors is licensed as an Ocean Transportation Intermediary (OTI) (sometimes referred to as an NVOCC) by the Federal Maritime Commission (FMC). The FMC has established certain qualifications for shipping agents, including certain surety bonding requirements. The FMC is also responsible for the economic regulation of OTI/NVOCC activity originating or terminating in the United States. To comply with these economic regulations, vessel operators and NVOCCs, such as EIO, are required to file tariffs electronically, establishing the rates to be charged for the movement of specified commodities into and out of the United States. The FMC has the power to enforce these regulations by assessing penalties. Expeditors is licensed as a customs broker by the Customs and Border Protection (CBP) agency of DHS, nationally and in each U.S. customs district in which we do business. All United States customs brokers are required to maintain prescribed records and are subject to periodic audits by CBP. In other jurisdictions in which Expeditors performs customs clearance services, we are licensed by the appropriate governmental authority where such license is required to perform these services. Expeditors participates in various governmental supply chain security programs, such as the Customs Trade Partnership Against Terrorism (CTPAT) in the United States, as well as other security initiatives, such as Authorized Economic Operator (AEO) programs, in various other countries. Additionally, Expeditors is subject to additional regulatory and licensing requirements in the countries where we operate.

Business operations

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

The continuing global threats from pandemics, terrorism, cyberattacks, smuggling and wars, and governments’ overriding concern for the safety of passengers and citizens who import and/or export goods into and out of their respective countries, have resulted in a proliferation of cargo security and other regulations. Many of these regulations are complex and require varying degrees of interpretation. While these regulations have already created a marked difference in the security and other arrangements required to move shipments around the globe, regulations are expected to become more stringent in the future. As governments look for ways to tighten border controls and minimize the exposure of their citizens to contagious diseases, criminal elements and potential terror-related incidents, we and our competitors in the transportation business may be required to incorporate security and other procedures within our respective scope of services to a far greater degree than has been required in the past. We believe that increased security and other requirements may involve further investments in technology and more sophisticated screening procedures being applied to cargo, customers, vendors and employees. Expeditors' position is that any increased cost of compliance with security regulations will be passed through to those who are beneficiaries of our services.

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

While government regulation related to climate change is under consideration by various level of governments internationally and in the United States, Expeditors is committed to continual improvement in reducing the impact of our operations on the environment and assisting our

14.

customers in their efforts to reduce their carbon footprint. We have employee-led Green Teams which cover each of our local district offices and are responsible for projects focused on reducing Expeditors' Scope 1 and Scope 2 emissions (as defined by the Greenhouse Gas Protocol, Scope 1 emissions include all direct greenhouse gas emissions; Scope 2 includes indirect greenhouse gas emission from purchased electricity, heat or steam). We have voluntarily disclosed our Scope 1 and Scope 2 emissions data to CDP since 2010. We are also attentive to our Scope 3 emissions (as defined by the Greenhouse Gas Protocol, Scope 3 emissions include all other indirect emissions that occur in a company’s value chain) therefore, we are currently a member of both SmartWay and Transporte Limpio in North America. SmartWay is a voluntary public-private program sponsored by the EPA for tracking, documenting and sharing information about fuel use and freight emissions across supply chains. Transporte Limpio is a similar, voluntary program sponsored by the Mexican government.

Cargo Liability

When acting as an airfreight consolidator, Expeditors assumes a carrier’s liability for lost or damaged shipments. This legal liability is typically limited by contract to the lower of the value of the goods or the released value (22 Special Drawing Rights [SDRs] per kilo unless the customer declares a higher value and pays a surcharge), except in the absence of an appropriate airway bill. The airline that we utilize to make the actual shipment is generally liable to us in the same manner and to the same extent. Generally, when acting solely as the agent of the shipper, we do not assume any contractual liability for loss or damage to shipments tendered to the carrier.

When acting as an ocean freight consolidator, Expeditors assumes a carrier’s liability for lost or damaged shipments. This liability is typically limited by contract to the lower of the value of the goods or the released value (generally between $500 and 667 SDRs per package or customary freight unit unless the customer declares a higher value and pays a surcharge). The ocean carrier that we utilize to make the actual shipment is generally liable to us in the same manner and to the same extent. We do not assume liability for lost or damaged shipments in our ocean freight forwarding and customs clearance operations.

When providing ground transportation services as a carrier, Expeditors assumes a carrier’s liability for lost or damaged shipments. This liability is typically limited by contract to the lower of the value of the goods or the released value (generally between $0.50 per pound and 8.33 SDRs per kilo, although the released value can vary from country to country) unless the customer declares a higher value and pays a surcharge. The ground carrier that we utilize to make the actual shipment is generally liable to us in the same manner and to the same extent.

When providing warehousing and distribution services, our legal liability is limited by contract and tariff to an amount generally equal to the lower of the value of the goods or $0.50 per pound with a maximum of $50 per “lot” — which is defined as the smallest unit that the warehouse is required to track.

In certain circumstances, Expeditors will assume additional limited liability. We maintain cargo legal liability insurance covering claims for losses attributable to missing or damaged shipments for which we are legally liable. Expeditors also maintains insurance coverage for the property of others that is stored in our warehouse facilities. This insurance coverage is provided by a Vermont, U.S.-based insurance entity wholly-owned by Expeditors. The coverage is fronted and re-insured by a global insurance company. The total risk retained by Expeditors in 2020 was $5 million. In addition, we are licensed as an insurance broker through our subsidiary, Expeditors Cargo Insurance Brokers, Inc., and place insurance coverage for other customers.

Available Information

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations in future periods. The risks described below are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

15.

COVID-19 Risks

COVID-19 significantly impacted worldwide economic conditions and global trade and may continue to have a disruptive effect on our operations, and the operations of our service providers and our customers, which may further impact our business.

COVID-19 was declared as a global health emergency and later declared as a global pandemic by the World Health Organization. As a result, throughout 2020 governments have implemented travel restrictions, mandated lockdowns and other precautionary measures that resulted in significant business and supply chain disruptions and a slowdown in international trade. This crisis has affected, and is expected to continue affecting, our business in many aspects. Governments have designated our operations as essential business and we activated our business continuity plan to be able to conduct operations. Our facilities and employees are operating under the constraints of special protective measures and many are working remotely. These disruptions are also threatening the financial stability of our service providers and the ability to efficiently and profitably route our customers’ freight. Reduced flight schedules and cancellations have significantly reduced available space for airfreight, while ocean carriers have continued to manage their operating capacity. Certain freight lanes have presented severe shortages of capacity compared to demand at various times over the year while ocean ports congestion in the second half of the year also hampered the routing of freight. These freight market conditions have created and continue to create pricing volatility that challenges Expeditors’ ability to maintain historical unitary profitability. Many of our customers are experiencing disruptions in their revenue and cash flow, prompting these customers to renegotiate contractual terms and increasing our accounts receivable collection risks. Such conditions could result in the loss of business and additional bad debt allowances in the future if our customers’ ability to pay deteriorates. Although we are monitoring the situation, we cannot predict for how long, or the ultimate extent to which the pandemic and related precautionary measures may disrupt our operations. Any significant disruption resulting from this on a large scale or over an extended period of time would negatively affect our business and our financial results. The COVID-19 pandemic could also have the effect of heightening many of the other risks described below.

We rely on service providers, such as air, ocean and ground freight carriers, and if they become financially unstable or have reduced capacity to provide service because of COVID-19, it may adversely impact our business and operating results.

As a non-asset based provider of global logistics services, Expeditors depends on a variety of asset-based service providers, including air, ocean and ground freight carriers. The quality and profitability of our services depend upon effective selection and oversight of our service providers. COVID-19 places significant stress on our air, ocean and freight ground carriers, which may continue to result in reduced carrier capacity or availability, pricing volatility or more limited carrier transportation schedules which could adversely impact our operations and financial results. During the pandemic, air carriers have been particularly affected having to cancel flights due to travel restrictions resulting in dramatic drops in revenues, historical losses and liquidity challenges. Uncertainty over recovery of demand for passenger air travel, in particular business travel, to pre-pandemic levels means air carriers’ operations and financial stability may be adversely affected long term. Prior to 2020, ocean carriers have incurred significant operating losses are still highly leveraged with debt. Additionally, several ocean carriers have consolidated, with the potential for more to occur in the future.

The global economic recession has impacted trade and could affect demand for our services or the financial stability of our service providers and customers.

The global economy has entered a recession as a result of the pandemic, which has affected trade and could affect demand for our services. Continued unfavorable economic conditions could result in lower freight volumes and adversely affect Expeditors' revenues, operating results and cash flows. These conditions should they continue for extended period of time would further adversely affect our customers and service providers. Should our customers’ ability to pay deteriorate, additional bad debts may be incurred.

Industry Risks

Any reduction in international commerce or disruption in global trade may adversely impact our business and operating results.

Expeditors primarily provides services to customers engaged in international commerce. Everything that affects international trade has the potential to expand or contract our primary market and adversely impact our operating results. For example, international trade is influenced by:

•	currency exchange rates and currency control regulations;
•	interest rate fluctuations;
•	changes and uncertainties in governmental policies and inter-governmental disputes, which could result in increased tariff rates, quota restrictions, trade barriers and other types of restrictions;
•	changes in and application of international and domestic customs, trade and security regulations;
•	wars, strikes, civil unrest, acts of terrorism, and other conflicts;
•	changes in labor and other costs;
•	increased global concerns regarding working conditions and environmental sustainability;
•	changes in consumer attitudes regarding goods made in countries other than their own;
•	changes in availability of credit; and
•	changes in the price and readily available quantities of oil and other petroleum-related products.

16.

Our industry is highly competitive, and failure to compete or respond to customer requirements could damage our business and results of operations.

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

Operational Risks

We are dependent on our personnel and any inability to develop or retain our key employees may have a negative impact on our operations.

Identifying, training and retaining employees is essential to continued growth and future profitability. Effective succession planning is an important element of our programs. Failure to ensure an effective transfer of knowledge and smooth transitions involving key employees could adversely affect our business by hindering our ability to execute our business strategies and impacting our level of service. We must continue to develop and retain management personnel to address issues of succession planning.

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

We rely heavily upon the flexibility and sophistication of the technologies used in our core business and failure to properly manage such technologies could lead to disruptions in our operations or our ability to remain competitive.

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

Any significant disruptions to our network and systems continuity could have an adverse impact to our business and financial results.

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

We rely on our service providers, such as air, ocean and ground freight carriers, and as they are experiencing increases in operating costs it may impact our profitability.

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

17.

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

Failure to grow and gain profitable market share could adversely impact our ability to remain competitive and could adversely impact our business.

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

Any disruption of our business caused by a catastrophic event, could harm our ability to conduct normal business operations and impact our operating results.

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

Difficulty in forecasting timing or volumes of customer shipments or rate changes by carriers could adversely impact our margins and operating results.

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

Government Regulation and Tax Risks

We are subject to a complex regulatory environment, and failure to comply with and adapt to these regulations could result in penalties or otherwise adversely impact our business.

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

18.

In 2020, the United Kingdom and the European Union negotiated the terms of the United Kingdom's exit from the European Union (EU), which were effective on January 1, 2021. These rules and regulations are in the process of being implemented and are subject to further interpretation and change. The full impact of the United Kingdom’s departure, and impact to international trade is still uncertain.

We operate globally and any inability to safeguard our operations or comply with anti-corruption laws would adversely impact our reputation and business.

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

We are subject to taxation in multiple jurisdictions, and although we believe our tax estimates are reasonable, any adverse determinations in tax audits could negatively impact our financial results.

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

Current economic and political conditions make tax laws and regulations, or their interpretation and application, in any jurisdiction subject to significant change. Changes in tax laws or statutory tax rates, competing tax regimes, variability in the mix of pretax earnings we generate in the U.S, as compared to other countries, or new taxes in the United States or foreign jurisdictions could result in additional tax liabilities, or increased volatility in our effective tax rate.

General Risks

Investigations and litigation could require management time and or incur substantial legal costs or fines, penalties or damages, any of which could materially adverse impact on our financial results.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

Not applicable.

19.

ITEM 2 — PROPERTIES

Expeditor’s corporate headquarters are located in Seattle, Washington. We conduct operations in approximately 450 locations worldwide, of which approximately 100 are in the United States and 21 are owned. These owned and leased locations are primarily located close to an airport, ocean port, or on an important border crossing. These facilities are strategically located to cover the geographic areas served by Expeditors. The majority of these facilities contain warehouse facilities. We will from time to time investigate the possibility of building or buying suitable facilities. We believe that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.

ITEM 3 — LEGAL PROCEEDINGS

Expeditors is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on our operations, cash flows or financial position. As of December 31, 2020, the amounts recorded for these claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

20.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Expeditors' common stock trades on The NASDAQ Global Select Market under the symbol EXPD.

There were 655 registered holders of record as of February 16, 2021. This figure does not include a substantially greater number of beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.

The Board of Directors declared semi-annual dividends per share during the two most recent fiscal years paid as follows:

June 15, 2020	$0.52
December 15, 2020	$0.52
June 17, 2019	$0.50
December 16, 2019	$0.50

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
October 1-31, 2020	—	$—	—	9,265,637
November 1-30, 2020	—	$—	—	9,450,287
December 1-31, 2020	200,000	$90.81	200,000	9,293,647
Total	200,000	$90.81	200,000	9,293,647

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

The graph below compares Expeditors International of Washington, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the NASDAQ Industrial Transportation index (NQUSB502060T). The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2015 and tracks it through 12/31/2020. Total return assumes reinvestment of dividends in each of the indices indicated.

21.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

Among Expeditors International of Washington, Inc., the S&P 500 Index

and the NASDAQ Industrial Transportation Index.

	12/15	12/16	12/17	12/18	12/19	12/20
Expeditors International of Washington, Inc.	$100.00	$119.29	$147.82	$157.45	$182.93	$225.82
Standard and Poor's 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
NASDAQ Industrial Transportation (NQUSB502060T)	100.00	129.22	164.82	149.92	188.80	247.07

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

22.

ITEM 6 — SELECTED FINANCIAL DATA

Financial Highlights

in thousands, except per share data	2020	2019	2018	2017	2016
Revenues	$10,116,481	8,175,426	8,138,365	6,920,948	6,098,037
Operating income	$940,437	766,692	796,563	700,260	670,163
Net earnings attributable to shareholders	$696,140	590,395	618,199	489,345	430,807
Diluted earnings attributable to shareholders per share	$4.07	3.39	3.48	2.69	2.36
Basic earnings attributable to shareholders per share	$4.14	3.45	3.55	2.73	2.38
Dividends declared and paid per common share	$1.04	1.00	0.90	0.84	0.80
Cash used for dividends	$174,929	170,553	156,840	150,495	145,123
Cash used for share repurchases	$332,387	389,060	647,898	478,258	337,658
Working capital	$2,070,501	1,601,605	1,407,977	1,448,333	1,288,648
Total assets	$4,927,503	3,691,884	3,314,559	3,117,008	2,790,871
Shareholders’ equity	$2,659,637	2,195,028	1,986,838	1,991,858	1,844,638
Weighted average diluted shares outstanding	170,896	174,209	177,833	181,666	182,704
Weighted average basic shares outstanding	168,333	170,899	174,133	179,247	181,282

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2020 contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, Expeditors or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, presentations, oral statements made with the approval of an authorized executive officer or in various filings made by Expeditors with the Securities and Exchange Commission. Statements including those preceded by, followed by or that include the words or phrases “will likely result”, “are expected to”, "would expect", "would not expect", “will continue”, “is anticipated”, “estimate”, “project”, "provisional", "plan", "believe", "probable", "reasonably possible", "may", "could", "should", "intends", "foreseeable future" or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are qualified in their entirety by reference to and are accompanied by the discussion under Risk Factors in Item 1A of certain important factors that could cause actual results to differ materially from such forward-looking statements.

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

23.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Expeditors International of Washington, Inc. provides a full suite of global logistics services. Our services include air and ocean freight consolidation and forwarding, customs brokerage, warehousing and distribution, purchase order management, vendor consolidation, time-definite transportation services, temperature-controlled transit, cargo insurance, specialized cargo monitoring and tracking, and other supply chain solutions. We do not compete for overnight courier or small parcel business. As a non-asset based carrier, we do not own or operate transportation assets.

The COVID-19 pandemic has significantly affected our business operations for the year ended December 31, 2020, and we expect these disruptive conditions to continue into 2021. The significant impacts are discussed under Item 1 Business section and below within Results of operations.

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

24.

We manage our company along five geographic areas of responsibility: Americas; North Asia; South Asia; Europe; and Middle East, Africa and India (MAIR). Each area is divided into sub-regions that are composed of operating units with individual profit and loss responsibility. Our business involves shipments between operating units and typically touches more than one geographic area. The nature of the international logistics business necessitates a high degree of communication and cooperation among operating units. Because of this inter-relationship between operating units, it is very difficult to examine any one geographic area and draw meaningful conclusions as to its contribution to our overall success on a stand-alone basis. The following chart shows revenues by geographic areas of responsibility for the years ended December 31, 2020, 2019 and 2018:

Revenues by Geographic Area
4,500,000
4,000,000
3,500,000
3,000,000
2,500,000
2,000,000
1,500,000
1,000,000
500,000
-
$ (Thousands)
Americas
North Asia
South Asia
Europe
MAIR
2020
2019
2018

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

The mix of services varies by segment based primarily on the import or export orientation of local operations in each of our regions. In accordance with our revenue recognition policy (see Note 1.F to the consolidated financial statements in this report), almost all freight revenues and related expenses are recorded at origin and shipment profits are split between origin and destination offices by recording a commission fee or profit share of revenue at the destination.

North Asia is our largest export oriented region and accounted for 38% of revenues, 44% of directly related cost of transportation and other expenses and 37% of operating income for the year ended December 31, 2020. North Asia's directly related cost of transportation and other expenses are higher than other segments due to the largely export nature of the operations in that region. The People’s Republic of China, including Hong Kong, represented more than 84% of North Asia revenues, 85% of directly related cost of transportation and other expenses and 79% operating income for the year ended December 31, 2020.

25.

Expeditors' Culture

We believe that our unique culture, at the center of which are our employees, is a critical component to our continued success. We strongly believe that it is nearly impossible to predict events that, individually or in the aggregate, could have a positive or a negative impact on our future operations. As a result, management's focus is on building and maintaining a global corporate culture and an environment where well-trained employees and managers are prepared to identify and react to changes as they develop and thereby help us adapt and thrive as major trends emerge. Global consistency and compliance is fundamental to preserving our culture and network of people, processes, technology and locations

Our business growth strategy emphasizes a focus on the right markets and, within each market, on the right customers that lead to profitable business growth through the aggressive marketing of our service offerings. Innovative solutions, integrated platforms and data quality are vital to achieving a competitive advantage. Expeditors' teams are aligned on the specific markets; on the targeted accounts within those markets; and on ways that we can continue to differentiate ourselves from our competitors.

Our ability to provide services to customers is highly dependent on good working relationships with a variety of entities including airlines, ocean carriers, ground transportation providers and governmental agencies. The significance of maintaining acceptable working relationships with these entities has gained increased importance as a result of ongoing concern over terrorism, security, changes in governmental regulation and oversight of international trade. A good reputation helps to develop practical working understandings that will assist in meeting security requirements while minimizing potential international trade obstacles, especially as governments promulgate new regulations in reaction to the pandemic and increase oversight and enforcement of new and existing laws. We consider our current working relationships with these entities to be satisfactory.

Our business is also highly dependent on the financial stability and operational capabilities of the carriers we utilize. Carriers are highly leveraged with debt and many are incurring, or have recently incurred, operating losses. As a result, carriers are facing significant liquidity challenges exacerbated by the pandemic and are seeking relief under various government support programs. This environment requires that we be selective in determining which carriers to utilize. Further changes in the financial stability, operating capabilities and capacity of asset-based carriers, capacity allotments available from carriers, governmental regulations, and/or trade accords could adversely affect our business in unpredictable ways.

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

International Trade and Competition

We operate in over 60 countries in the competitive global logistics industry and our activities are closely tied to the global economy. The global economy entered into a recession as a result of the pandemic and related precautionary measures including government lockdowns, shutdown of manufacturing and operations for non-essential businesses and travel restrictions. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to tariffs and trade restrictions and accords. Currently, the United States and China have significantly increased tariffs on certain imports and are engaged in trade negotiations and changes to export regulations and tariffs. We cannot predict the outcome of changes in tariffs, or interpretations, and trade restrictions and accords and the effects they will have on our business. As governments implement higher tariffs on imports, manufacturers may accelerate, to the extent possible, shipments to avoid higher tariffs and, over time, may shift manufacturing to other countries. Doing business in foreign locations also subjects us to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies and inter-governmental disputes concerning international trade, our business may also be negatively affected by political developments and changes in government personnel or policies in the United States and other countries, as well as economic turbulence, political unrest and security concerns in the nations and on the trade shipping lanes in which we conduct business and the future impact that these events may have on international trade, oil prices and security costs.

In 2020, the United Kingdom and the European Union negotiated the terms of the United Kingdom's exit from the European Union (EU), which were effective on January 1, 2021. These rules and regulations are in the process of being implemented and are subject to further interpretation and change. The full impact of the United Kingdom’s departure, and impact to international trade is still uncertain.

The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. Our pricing and terms continue to be pressured by uncertainty in global trade and economic conditions, concerns over availability of airfreight and ocean freight

26.

capacity, volatile carrier pricing, disruptions in port services, political unrest and fluctuating currency exchange rates. We expect these operating and competitive conditions to continue.

Air carriers are experiencing significant cash flow challenges as a result of travel restrictions resulting in cancellation of flights and have incurred record operating losses in 2020. Uncertainty over recovery of demand for passenger air travel, in particular business travel, compared to pre-pandemic levels may impact air carriers’ operations and financial stability long term. Prior to 2020, many ocean carriers incurred substantial operating losses and are highly leveraged with debt. These conditions have resulted in multiple carrier acquisitions and carrier alliance formations. Carriers also face new regulatory requirements that became effective in 2020 requiring reductions in the sulfur in marine fuel, which are increasing their operating and capital costs. When the market experiences seasonal peaks or any sort of disruption, the carriers often increase their pricing suddenly. This carrier behavior creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.

There is uncertainty as to how new regulatory requirements and volatility in oil prices will continue to impact future buy rates. Because fuel is an integral part of carriers' costs and impacts both our buy rates and sell rates, we would expect our revenues and costs to be impacted as carriers adjust rates for the effect of changing fuel prices. To the extent that future fuel prices increases and we are unable to pass through the increases to our customers, this could adversely affect our operating income.

The global economic and trade environments remain uncertain, including the ongoing impacts of the pandemic. We cannot predict the impact of future changes in global trade on our operating results, freight volumes, pricing, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or on changes in competitors' behavior. Additionally, we cannot predict the direct or indirect impact that further changes in consumer purchasing behavior, such as online shopping, could have on our business. In response to governments implementing higher tariffs on imports, as well as responses to the pandemic’s disruptions, some customers have begun shifting manufacturing to other countries which could negatively impact us.

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

27.

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

The total amount of our tax contingencies may increase in 2021. In addition, changes in state, federal, and foreign tax laws and changes in interpretations of these laws may increase our existing tax contingencies. The timing of the resolution of income tax examinations can be highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ significantly from the amounts recorded. It is reasonably possible that within the next 12 months we may undergo further audits and examinations by various tax authorities and it is also possible that we may reach resolution related to income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on tax filings in future years and may increase the amount of tax expense we recognize as well as the potential for penalties and interest being incurred. Our estimate of any ultimate tax liability contains assumptions based on our experience, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by the taxing jurisdiction. Though we believe the estimates and assumptions used to support the evaluation of our tax positions are reasonable, the actual amount of any change could vary significantly depending on the ultimate timing and nature of its resolution.

As discussed in Note 1.G to the consolidated financial statements, earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States. See Note 7 to the consolidated financial statements for impacts associated with U.S. tax reform under the Tax Cuts and Jobs Act (2017 Tax Act). The 2017 Tax Act, which is also commonly referred to as “U.S. tax reform,” significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously undistributed foreign earnings of non-U.S. subsidiaries.

Our effective tax rate will largely depend on the mix of pretax earnings that we generate in the U.S. as compared to the rest of the world and the impact of any discrete items for events occurring in the period or future changes in tax regulations and related interpretations.

28.

Results of Operations

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The following table shows the revenues, the directly related cost of transportation and other expenses for our principal services and our overhead expenses for 2020, 2019 and 2018. The table, chart and the accompanying discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto in this report.

				Percentage change
In thousands	2020	2019	2018	2020 vs. 2019
Airfreight services:
Revenues	$4,784,402	$2,929,882	$3,271,932	63%
Expenses	3,679,185	2,143,999	2,410,793	72%
Ocean freight and ocean services:
Revenues	2,353,247	2,217,554	2,251,754	6%
Expenses	1,762,754	1,613,646	1,664,168	9%
Customs brokerage and other services:
Revenues	2,978,832	3,027,990	2,614,679	(2)%
Expenses	1,746,851	1,781,313	1,443,031	(2)%
Overhead expenses:
Salaries and related costs	1,538,104	1,422,315	1,393,259	8%
Other	449,150	447,461	430,551	—%
Total overhead expenses	1,987,254	1,869,776	1,823,810	6%
Operating income	940,437	766,692	796,563	23%
Other income, net	16,127	29,102	21,766	(45)%
Earnings before income taxes	956,564	795,794	818,329	20%
Income tax expense	258,350	203,778	198,539	27%
Net earnings	698,214	592,016	619,790	18%
Less net earnings attributable to the noncontrolling interest	2,074	1,621	1,591	28%
Net earnings attributable to shareholders	$696,140	$590,395	$618,199	18%

29.

Revenues by Service
$12,000
$10,000
$8,000
$6,000
$4,000
$2,000
$0
$ (Millions)
$10,116
$4,784
$2,353
$2,979
$8,176
$2,930
$2,218
$3,028
$8,139
$3,272
$2,252
$2,615
2020 Revenues
2019 Revenues
2018 Revenues
Customs
Ocean
Air

2020 compared with 2019

Airfreight services:

In the second quarter and continuing through the remainder of 2020, airfreight services experienced unprecedented events in response to the global pandemic. As a result of travel restrictions and lower passenger demand, airlines significantly reduced flight schedules which limited available belly space for cargo at a time where global demand for time-sensitive delivery of essential PPE, medical supplies and technology equipment remained high. Demand grew in the fourth quarter and a concentration of flights to key gateway hubs caused congestion at airports that put further constraints on available capacity. These conditions have caused extreme imbalances between carrier capacity and demand, principally on exports out of North Asia. In order to execute and meet the transportation needs of our customers we heavily utilized charter flights and purchased capacity in advance and on the spot market, which resulted in historically high average buy and sell rates.

Airfreight services revenues increased 63% in 2020, as compared with 2019, primarily due to a 78% increase in average sell rates partially offset by a 3% decrease in tonnage. Sell rates increased to unprecedented levels in all regions with the largest impacts in North Asia and South Asia. Tonnage through most of the year was affected by the decline in international trade as a result of the pandemic. Tonnage declined in all regions except North Asia. North Asia airfreight services revenue represented 24% and 14% of the total Company consolidated revenues for 2020 and 2019, respectively.

Airfreight services expenses increased 72% in 2020, as compared with 2019, primarily due to an 81% increase in average buy rates partially offset by a 3% decrease in tonnage. Buy rates increased in all regions with the largest impacts in North Asia and South Asia.

During the fourth quarter of 2020, we experienced record high tonnage and continued high average sell rates and buy rates. When compared to the third quarter of 2020, demand for airfreight grew while capacity shortages persisted in particular on exports from North Asia. Airfreight services revenues and expenses increased 41% and 47%, respectively, from the third quarter of 2020 to the fourth quarter of 2020, principally

30.

due to 20% and 24% increase in average sell rates and buy rates and a 20% increase in tonnage. Compared the fourth quarter 2019, airfreight services revenues and expenses increased 104% and 116%, respectively, principally due to 99% and 104% increase in average sell rates and buy rates and a 10% increase in tonnage. Airfreight services revenues and expenses represented 49% and 52% of our total revenues and expenses, respectively, in the fourth quarter of 2020.

The annual decrease in airfreight tonnage was primarily due to the global pandemic. As a result of the pandemic, governments around the world implemented travel restrictions and suspended non-essential services. This caused supply chain disruptions for our domestic and international customers, which correspondingly decreased our airfreight volumes. In 2020, South Asia, North America and Europe had decreases in tonnage of 22%, 5% and 8%, respectively, when compared to 2019. North Asia had an increase in tonnage of 13% in 2020, as compared with 2019.

These conditions create a high degree of volatility in volumes, buy rates and sell rates and are expected to continue into 2021 as international passenger flights are not expected to return to pre-pandemic levels and additional capacity from freighters is limited. The historically high buy and sell rates have significantly contributed to the growth in our expenses and revenues and financial results in 2020. These unprecedented operating conditions are not expected to be sustained long-term. We are unable to predict how these uncertainties and any future disruptions, such as continued urgent distribution of COVID-19 vaccines, will affect our future operations or financial results.

Ocean freight and ocean services:

Ocean freight consolidation, direct ocean forwarding and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues and expenses increased 6% and 9%, respectively, in 2020, as compared with 2019. The largest component of our ocean freight and ocean services revenue was derived from ocean freight consolidation, which represented 66% and 65% of ocean freight and ocean services revenue in 2020 and 2019, respectively.

Ocean freight consolidation revenues and expenses increased 8% and 10%, respectively in 2020, as compared with 2019 primarily due to a 13% increase in sell rates and a 15% increase in buy rates, partially offset by a 3% decrease in containers shipped. Ocean freight volumes and pricing were impacted by the effect of the pandemic in 2020. Starting in the first quarter of 2020 there was a sharp decrease in international trade and low demand, primarily from disruptions in manufacturing and store closures. During that period ocean carriers managed their capacity to market demand resulting in increases in buy rates. Demand increased in the second half of the year and soared in the fourth quarter of 2020 due to backlogs in supply chains and low inventory levels, creating a severe imbalance between demand and capacity in particular on exports from North Asia and South Asia. The deficiency in available capacity was further exacerbated by congestion at ports due to labor and equipment shortages, which disrupted sailing schedules, and resulted in higher average buy rates. Sell rates and volumes increased in the fourth quarter of 2020 as we were able to timely adjust to market conditions and leverage our capacity agreements with ocean carriers.

Direct ocean freight forwarding revenues and expenses increased 6% and 11% in 2020, as compared with 2019, primarily due to higher volumes, changes in customer mix and higher costs as a result of congestion at the ports, primarily in North America. Order management revenues and expenses decreased 2% and 1% in 2020, as compared with 2019, primarily due to lower volumes mostly from the retail industry.

North Asia ocean freight and ocean services revenues and directly related expenses increased 7% and 9% in 2020, as compared with 2019, primarily due to higher average buy and sell rates, partially offset by a 1% decline in container volumes. South Asia ocean freight and ocean services revenues and directly related expenses increased 20% and 22% in 2020, as compared with 2019, primarily due to higher average sell and buy rates and a 6% increase in containers shipped. In 2020, the largest decline in container volume was in exports from North America.

Most ocean carriers experienced significant increase in market demand in the latter part of the year and we expect this demand to continue into 2021. Until port congestion and equipment shortages subside, we believe there will be continued pressure on buy rates. We also expect that pricing volatility will continue as customers solicit bids, react to governmental trade policies, and adjust to the continued disruptions of the global economy from the pandemic, while carriers continue to adapt to changes in capacity and market demand and merge or create alliances with other carriers. Carriers also face new regulatory requirements that became effective in 2020 to reduce the use of sulfur in marine fuel, which are increasing their operating and capital costs, which could result in higher costs for us. These conditions could result in lower operating income.

Customs brokerage and other services:

Customs brokerage and other services revenues and expenses each decreased 2% in 2020, as compared with 2019, primarily due to decreases in shipments from existing customers in the first three quarters of the year. Slowdowns due to the pandemic related closures affected volumes, particularly in aerospace, automotive, oil and energy and certain portions of the retail sectors and the onboarding of new customers was negatively impacted. Customers continue to value our brokerage services due to changing tariffs and increasing complexity in the declaration process. Customers seek knowledgeable customs brokers with sophisticated computerized capabilities critical to an overall logistics management program that are necessary to rapidly respond to changes in the regulatory and security environment.

31.

North America revenues and directly related expenses decreased 3% and 4%, respectively in 2020, as compared with 2019, primarily as a result of lower volumes in customs brokerage.

Overhead expenses:

Salaries and related costs increased 8% in 2020, as compared with 2019, principally due to increases in commissions and bonuses earned from higher revenues and operating income.

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

Our management compensation programs have always been incentive-based and performance driven. Bonuses to field management in 2020 were up 26% when compared to the same period in 2019. Bonuses under the executive incentive compensation plan were up 17%, primarily due an increase in operating income offset by a reduction made to senior executive management bonus allocations, as well as unused bonus allocations available for future investments in the development of key personnel.

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

Other overhead expenses remained constant in 2020, as compared with 2019. There was a significant decrease in travel and entertainment expense due to travel restrictions, that was offset primarily by increases in bad debt, claims and contingencies, indirect taxes and depreciation expense. We will continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to explore new areas for profitable growth.

Income tax expense:

Our consolidated effective income tax rate was 27.0% in 2020, as compared to 25.6% in 2019. The effect of higher average tax rates of our international subsidiaries, when compared to U.S. federal and state tax rates, were partially offset by U.S. foreign tax credits and U.S. income tax deductions for Foreign-derived intangible income (FDII). In 2020 when compared to 2019, the earnings of our international subsidiaries were proportionally higher than that of our U.S. subsidiaries. In  2020 and 2019, we benefited from U.S. Federal tax credits totaling $16.7 million and $15.7 million, respectively principally because of withholding taxes related to our foreign operations, as well as U.S. income tax deductions for FDII of $10 million and $9 million, respectively. In 2020, when compared to 2019, we benefited from increased tax deductions for share-based compensation, principally stock option exercises of our employees. These amounts were partially offset by the effect of higher foreign tax rates of our international subsidiaries, when compared to the U.S. Federal income tax rate of 21%, as well as certain expenses that are no longer deductible under the 2017 Tax Act, including certain executive compensation in excess of amounts allowed. In 2019, we benefited from state income tax refunds totaling approximately $4 million.

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

32.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates dealing with a multitude of currencies other than the U.S. dollar. This results in our being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or agency relationships have strict currency control regulations, which influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during 2020, 2019 and 2018 was insignificant. We had no foreign currency derivatives outstanding at December 31, 2020 and 2019. Net foreign currency losses were approximately $25 million, $9 million and $2 million in 2020, 2019 and 2018, respectively.

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

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the year ended December 31, 2020 was $655 million, as compared with $772 million for 2019. This $117 million decrease is primarily due to changes in working capital, principally from excess customer billings over collections when compared to the same period in 2019 as a result of growth in activity and high sell rates in the fourth quarter of 2020, offset by increased earnings. At December 31, 2020, working capital was $2,071 million, including cash and cash equivalents of $1,528 million. We had no long-term debt at December 31, 2020. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

As a customs broker, we make significant cash advances for a select group of our credit-worthy customers. These cash advances are for customer obligations such as the payment of duties and taxes to customs authorities in various countries throughout the world. Increases in duty rates could result in increases in the amounts we advance on behalf of our customers. Cash advances are a “pass through” and are not recorded as a component of revenue and expense. The billings of such advances to customers are accounted for as a direct increase in accounts receivable from the customer and a corresponding increase in accounts payable to governmental customs authorities. As a result of these “pass through” billings, the conventional Days Sales Outstanding or DSO calculation does not directly measure collection efficiency. For customers that meet certain criteria, we have agreed to extend payment terms beyond our customary terms. Our accounts receivable and consequently our customer credit exposure has also increased as a result of historically high freight rates. Management believes that it has established effective credit control procedures, and historically has experienced relatively insignificant collection problems.

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

33.

Cash used in investing activities for the year ended December 31, 2020 was $46 million, which is consistent with 2019. We had capital expenditures of $48 million in 2020 and $47 million 2019. Capital expenditures in 2020 related primarily to our purchase of a less-than-truckload digital online shipping platform, continuing investments in building and leasehold improvements and technology and facilities equipment. Occasionally, we elect to purchase buildings to house staff and to facilitate the staging of customers’ freight. Total anticipated capital expenditures in 2021 are currently estimated to be $45 million. This includes routine capital expenditures and investments in technology.

Cash used in financing activities for the year ended December 31, 2020 was $332 million as compared with $418 million in 2019. We used the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to reduce issued and outstanding shares. During 2020 and 2019, we used cash to repurchase 4.6 million and 5.3 million shares of common stock, respectively, to reduce the number of total outstanding shares. During 2020 and 2019, we paid dividends of $1.04 and $1.00 per share, respectively.

We have a Discretionary Stock Repurchase Plan under which management is allowed to repurchase shares to reduce the issued and outstanding stock to 160 million shares of common stock. During 2020 we repurchased 4.6 million shares at an average price of $72.26 per share. We had a Non-Discretionary Stock Repurchase Plan to repurchase shares from the proceeds of stock option exercises. As of March 31, 2019, all shares authorized under this plan have been repurchased. See Note 5 to the consolidated financial statements for cumulative repurchases under both repurchase plans.

We follow established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. Historically, our investment portfolio has not been adversely impacted by disruptions occurring in the credit markets. However, there can be no assurance that our investment portfolio will not be adversely affected in the future.

We cannot predict what impact ongoing uncertainties in the global economy, and political uncertainty nor the COVID-19 pandemic may continue to have on our operating results, freight volumes, pricing, amounts advanced on behalf of our customers, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or on changes in competitors' behavior.

At December 31, 2020, we were contingently liable for $72 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

		Amount of commitment expiration per period
In thousands	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Standby letters of credit and guarantees	$71,937	64,442	2,656	523	4,316

At December 31, 2020, our contractual obligations are as follows:

		Payments due by period
In thousands	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Contractual Obligations:
Operating leases, including imputed interest	$506,454	89,317	153,574	105,987	157,576
Unconditional purchase obligations	$82,969	82,969	—	—	—
Technology, equipment and construction purchase obligations	$35,702	24,099	11,468	38	97
Total contractual cash obligations	$625,125	196,385	165,042	106,025	157,673

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

34.

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At December 31, 2020, cash and cash equivalent balances of $620 million were held by our non-United States subsidiaries, of which $27 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

Impact of Inflation

To date, our business has not been adversely affected by inflation. However significant direct carrier rate increases occurred in 2020, as a result of the disruptions caused by the pandemic, and are expected to continue in the short to medium term. Due to the high degree of competition in the market place, these rate increases can lead to an erosion in our margins. As we are not required to purchase or maintain extensive property and equipment and have not otherwise incurred substantial interest rate-sensitive indebtedness, we currently have limited direct exposure to increased costs resulting from increases in interest rates.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the year ended December 31, 2020, would have had the effect of raising operating income by approximately $69 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $56 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the year ended December 31, 2020, was insignificant. Net foreign currency losses were approximately $25 million, $9 million and $2 million in 2020, 2019 and 2018, respectively. We had no foreign currency derivatives outstanding at December 31, 2020 and 2019. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of December 31, 2020, we had $117 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.

Interest Rate Risk

At December 31, 2020, we had cash and cash equivalents of $1,528 million, of which $926 million was invested at various short-term market interest rates. We had no long-term debt at December 31, 2020. A hypothetical change in the interest rate of 10 basis points at December 31, 2020 would not have a significant impact on our earnings.

In management’s opinion, there has been no material change in our interest rate risk exposure between 2020 and 2019.

35.

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

36.

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

A system of internal control can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management, including the Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company's internal control over financial reporting, as of December 31, 2020, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2020, which is included on page F-3.

ITEM 9B — OTHER INFORMATION

Not applicable.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth below or incorporated by reference to information under the caption “Proposal No. 1: Election of Directors” and to the information under the caption “Board Operations" in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 4, 2021. See also Part I - Item 1 – Information about our Executive Officers.

Audit Committee and Audit Committee Financial Expert

Expeditors' Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Robert P. Carlile, James M. Dubois and Liane J. Pelletier. Expeditors' Board has determined that Robert P. Carlile, Chairman of the Audit Committee, is the audit committee financial expert as defined by Item 407(d)(5) of Regulation S-K under the Exchange Act and that each member of the Audit Committee is independent under the NASDAQ independence standards applicable to audit committee members.

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

ITEM 11 — EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to information under the captions “Director Compensation Program” and “Compensation Discussion and Analysis” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 4, 2021.

37.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to information under the captions “Shareholder Engagement & Stock Ownership Information” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 4, 2021.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2020, regarding compensation plans under which equity securities of Expeditors are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3)
Equity Compensation Plans Approved by Security Holders	4,746,798	$44.49	5,508,711
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	4,746,798	$44.49	5,508,711

(1)

Represents shares issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock units under the Omnibus Incentive Plan and performance stock units that will vest if target levels are achieved.

(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units and performance stock units, which have no exercise price.
(3)	Includes 2,480,805 available for issuance under the employee stock purchase plans and 3,027,906 available for future grants of equity awards under the Amended and Restated 2017 Omnibus Incentive Plan.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to information under the captions “Certain Relationships and Related Transactions” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 4, 2021.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to information under the caption “Relationship with Independent Registered Public Accounting Firm” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 4, 2021.

38.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
(a)	1.	FINANCIAL STATEMENTS
		Reports of Independent Registered Public Accounting Firm	F-1 through F-3
		Consolidated Balance Sheets as of December 31, 2020 and 2019	F-4
		Consolidated Statements of Earnings for the Years Ended December 31, 2020, 2019 and 2018	F-5
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018	F-6
		Consolidated Statements of Equity for the Years Ended December 31, 2020, 2019 and 2018	F-7
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018	F-8
		Notes to Consolidated Financial Statements	F-9 through F-23
	2.	FINANCIAL STATEMENT SCHEDULES
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

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of Expeditors is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)	Form of Employment Agreement executed by Jeffrey S. Musser, Expeditors' President and Chief Executive Officer. See Exhibit 10.23.
(2)	Form of Employment Agreement executed by Expeditors' Chief Financial Officer. See Exhibit 10.25.
(3)	General Form of Executive Employment Agreement. See Exhibit 10.27.
(4)	Expeditors' 2008 Executive Incentive Compensation Plan. See Exhibit 10.35.
(5)	Expeditors' 2002 Amended and Restated Employee Stock Purchase Plan. See Exhibit 10.42.
(6)	Expeditors' 2010 Stock Option Plan. See Exhibit 10.55.
(7)	Form of Stock Option Agreement used in connection with options granted under Expeditors’ 2010 Stock Option Plan. See Exhibit 10.56.
(8)	Expeditors' 2011 Stock Option Plan. See Exhibit 10.57.
(9)	Form of Stock Option Agreement used in connection with options granted under Expeditors' 2011 Stock Option Plan. See Exhibit 10.58.
(10)	Expeditors' 2012 Stock Option Plan. See Exhibit 10.59.
(11)	Form of Stock Option Agreement used in connection with options granted under Expeditors' 2012 Stock Option Plan. See Exhibit 10.60.
(12)	Expeditors' 2013 Stock Option Plan. See Exhibit 10.61.
(13)	Form of Stock Option Agreement used in connection with options granted under Expeditors' 2013 Stock Option Plan. See Exhibit 10.62.
(14)	Expeditors' 2014 Stock Option Plan. See Exhibit 10.63.
(15)	Form of Stock Option Agreement used in connection with options granted under Expeditors; 2014 Stock Option Plan. See Exhibit 10.64.
(16)	Expeditors' 2015 Stock Option Plan. See Exhibit 10.65.
(17)	Form of Stock Option Agreement used in connection with options granted under Expeditors' 2015 Stock Option Plan. See Exhibit 10.66.
(18)	Expeditors' 2016 Stock Option Plan. See Exhibit 10.67.
(19)	Form of Stock Option Agreement used in connection with options granted under Expeditors' 2016 Stock Option Plan. See Exhibit 10.68.
(20)	Expeditors' Amended and Restated 2017 Omnibus Incentive Plan. See Exhibit 10.69

39.

(21)

Form of Executive Restricted Stock Unit Award Agreement used in connection with executive restricted stock units granted under Expeditors' Amended and Restated 2017 Omnibus Incentive Stock Plan. See Exhibit 10.69

(22)	Form of Performance Share Award Agreement used in connection with performance share units granted under Expeditors' Amended and Restated 2017 Omnibus Incentive Stock Plan. See Exhibit 10.69
(23)	Form of Performance Share Award Agreement used in connection with performance share units granted under Expeditors' Amended and Restated 2017 Omnibus Incentive Stock Plan. See Exhibit 10.69
(b)	EXHIBITS

Exhibit Number	Exhibit

3.1	Expeditors' Restated Articles of Incorporation and the Articles of Amendment as amended. (Incorporated by reference to Exhibit 3.1 to Form 10-K, filed on or about February 23, 2018.)

3.2	Expeditors' Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to Form 8-K, filed on or about August 4, 2020.)

4.1	Description of Registrant’s Securities. (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2019, filed on or about February 21, 2020.)

10.23

Form of Employment Agreement executed by Jeffrey S. Musser, Expeditors' President and Chief Executive Officer dated December 31, 2008. (Incorporated by reference to Exhibit 10.23 to Form 10-K, filed on or about February 26, 2015.)

10.25	Form of Employment Agreement executed by Expeditors' Chief Financial Officer dated December 31, 2008. (Incorporated by reference to Exhibit 10.25 to Form 10-K, filed on or about February 27, 2009.)

10.27	General Form of Executive Employment Agreement (Incorporated by reference to Exhibit 10.27 to Form 10-Q, filed on or about August 6, 2015.)

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

40.

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

10.69

Expeditors' Amended and Restated 2017 Omnibus Incentive Plan. (Incorporated by reference to Appendix B of Expeditors' Notice of Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A filed on or about March 24, 2020.)

10.70

Form of Executive Restricted Stock Unit Award Agreement used in connection with executive restricted stock units granted under Expeditors' Amended and Restated 2017 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.70 to Form S-8 filed on or about May 16, 2017.)

10.71

Form of Performance Share Award Agreement used in connection with performance share units granted under Expeditors' Amended and Restated 2017 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.71 to Form S-8 filed on or about May 16, 2017.)

10.72

Form of Performance Share Award Agreement used in connection with performance share units granted under Expeditors' Amended and Restated 2017 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.72 to Form 10-Q filed on or about August 7, 2019.)

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from the Company’s Yearly Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL

ITEM 16 — FORM 10-K SUMMARY

None.

41.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2021

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

By:	/s/ Bradley S. Powell
Bradley S. Powell
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 16, 2021.

Signature	Title

/s/ Jeffrey S. Musser	President, Chief Executive Officer and Director
(Jeffrey S. Musser)	(Principal Executive Officer)

/s/ Bradley S. Powell	Senior Vice President and Chief Financial Officer
(Bradley S. Powell)	(Principal Financial and Accounting Officer)

/s/ Robert R. Wright	Chairman of the Board and Director
(Robert R. Wright)

/s/ Glenn M. Alger	Director
(Glenn M. Alger)

/s/ Robert P. Carlile	Director
(Robert P. Carlile)

/s/ James M. DuBois	Director
(James M. DuBois)

/s/ Mark A. Emmert	Director
(Mark A. Emmert)

/s/ Diane H. Gulyas	Director
(Diane H. Gulyas)

/s/ Liane J. Pelletier	Director
(Liane J. Pelletier)

42.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

COMPRISING ITEM 8

ANNUAL REPORT ON FORM 10-K

TO SECURITIES AND EXCHANGE COMMISSION FOR THE

YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Expeditors International of Washington, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 1E and 4 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification Topic 842.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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
February 19, 2021

F-2.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Expeditors International of Washington, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Expeditors International of Washington, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Seattle, Washington
February 19, 2021

F-3.

Consolidated Balance Sheets

In thousands, except per share data

December 31,	2020	2019
Assets:
Current Assets:
Cash and cash equivalents	$1,527,791	$1,230,491
Accounts receivable, net	1,998,055	1,315,091
Deferred contract costs	327,448	131,783
Other	110,250	92,558
Total current assets	3,963,544	2,769,923
Property and equipment, net	506,425	499,344
Operating lease right-of-use assets	432,723	390,035
Goodwill	7,927	7,927
Deferred federal and state income taxes, net	—	8,034
Other assets, net	16,884	16,621
Total assets	$4,927,503	$3,691,884
Liabilities:
Current Liabilities:
Accounts payable	$1,136,859	$735,695
Accrued expenses, primarily salaries and related costs	257,021	189,446
Contract liabilities	379,722	154,183
Current portion of operating lease liabilities	74,004	65,367
Federal, state and foreign income taxes	45,437	23,627
Total current liabilities	1,893,043	1,168,318
Noncurrent portion of operating lease liabilities	364,185	326,347
Deferred federal and state income taxes, net	7,048	—
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, par value $0.01 per share, authorized 2,000 shares; none issued	—	—
Common stock, par value $0.01 per share, authorized 640,000. Issued and outstanding:169,294 shares at December 31, 2020 and 169,622 shares at December 31, 2019	1,693	1,696
Additional paid-in capital	157,496	3,203
Retained earnings	2,600,201	2,321,316
Accumulated other comprehensive loss	(99,753)	(131,187)
Total shareholders’ equity	2,659,637	2,195,028
Noncontrolling interest	3,590	2,191
Total equity	2,663,227	2,197,219
Total liabilities and equity	$4,927,503	$3,691,884

See accompanying notes to consolidated financial statements.

F-4.

Consolidated Statements of Earnings

In thousands, except per share data

Years ended December 31,	2020	2019	2018
Revenues:
Airfreight services	$4,784,402	$2,929,882	$3,271,932
Ocean freight and ocean services	2,353,247	2,217,554	2,251,754
Customs brokerage and other services	2,978,832	3,027,990	2,614,679
Total revenues	10,116,481	8,175,426	8,138,365
Operating Expenses:
Airfreight services	3,679,185	2,143,999	2,410,793
Ocean freight and ocean services	1,762,754	1,613,646	1,664,168
Customs brokerage and other services	1,746,851	1,781,313	1,443,031
Salaries and related costs	1,538,104	1,422,315	1,393,259
Rent and occupancy costs	169,863	166,182	152,813
Depreciation and amortization	56,959	50,950	54,019
Selling and promotion	18,436	44,002	45,346
Other	203,892	186,327	178,373
Total operating expenses	9,176,044	7,408,734	7,341,802
Operating income	940,437	766,692	796,563
Other Income (Expense):
Interest income	10,415	22,803	19,153
Other, net	5,712	6,299	2,613
Other income, net	16,127	29,102	21,766
Earnings before income taxes	956,564	795,794	818,329
Income tax expense	258,350	203,778	198,539
Net earnings	698,214	592,016	619,790
Less net earnings attributable to the noncontrolling interest	2,074	1,621	1,591
Net earnings attributable to shareholders	$696,140	$590,395	$618,199
Diluted earnings attributable to shareholders per share	$4.07	$3.39	$3.48
Basic earnings attributable to shareholders per share	$4.14	$3.45	$3.55
Weighted average diluted shares outstanding	170,896	174,209	177,833
Weighted average basic shares outstanding	168,333	170,899	174,133

See accompanying notes to consolidated financial statements.

F-5.

Consolidated Statements of Comprehensive Income

In thousands

Years ended December 31,	2020	2019	2018
Net earnings	$698,214	$592,016	$619,790
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense (benefit) of $4,254 in 2020, $25,731 in 2019 and $(13,364) in 2018	30,759	(26,553)	(32,390)
Reclassification adjustment for foreign currency realized losses, net of tax of $145 in 2019	—	535	—
Other comprehensive income (loss)	30,759	(26,018)	(32,390)
Comprehensive income	728,973	565,998	587,400
Less comprehensive income attributable to the noncontrolling interest	1,399	1,309	718
Comprehensive income attributable to shareholders	$727,574	$564,689	$586,682

See accompanying notes to consolidated financial statements.

F-6.

Consolidated Statements of Equity

In thousands, except per share data

Years ended December 31, 2020, 2019 and 2018

	Common Stock
	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2017	176,374	$1,764	$546	$2,063,512	$(73,964)	$1,991,858	$2,515	$1,994,373
Cumulative adjustment for adoption of new accounting pronouncement	—	—	—	(22,357)	—	(22,357)	(105)	(22,462)
Shares issued under employee stock plans	4,255	42	179,442	—	—	179,484	—	179,484
Share repurchased under provisions of stock repurchase plan	(9,047)	(90)	(234,160)	(413,648)	—	(647,898)	—	(647,898)
Stock compensation expense	—	—	56,147	—	—	56,147	—	56,147
Net earnings	—	—	—	618,199	—	618,199	1,591	619,790
Other comprehensive loss	—	—	—	—	(31,517)	(31,517)	(873)	(32,390)
Dividends paid ($0.90)	—	—	159	(156,999)	—	(156,840)	—	(156,840)
Purchase of noncontrolling interest	—	—	(238)	—	—	(238)	(450)	(688)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,796)	(1,796)
Balance at December 31, 2018	171,582	$1,716	$1,896	$2,088,707	$(105,481)	$1,986,838	$882	$1,987,720
Shares issued under employee stock plans	3,377	34	141,537	—	—	141,571	—	141,571
Share repurchased under provisions of stock repurchase plan	(5,337)	(54)	(202,176)	(186,830)	—	(389,060)	—	(389,060)
Stock compensation expense	—	—	61,543	—	—	61,543	—	61,543
Net earnings	—	—	—	590,395	—	590,395	1,621	592,016
Other comprehensive loss	—	—	—	—	(25,706)	(25,706)	(312)	(26,018)
Dividends paid ($1.00)	—	—	403	(170,956)	—	(170,553)	—	(170,553)
Balance at December 31, 2019	169,622	$1,696	$3,203	$2,321,316	$(131,187)	$2,195,028	$2,191	$2,197,219
Cumulative adjustment for adoption of new accounting pronouncement	—	—	—	6,074	—	6,074	—	6,074
Shares issued under employee stock plans	4,272	43	175,736	—	—	175,779	—	175,779
Share repurchased under provisions of stock repurchase plan	(4,600)	(46)	(84,941)	(247,400)	—	(332,387)	—	(332,387)
Stock compensation expense	—	—	62,498	—	—	62,498	—	62,498
Net earnings	—	—	—	696,140	—	696,140	2,074	698,214
Other comprehensive income (loss)	—	—	—	—	31,434	31,434	(675)	30,759
Dividends paid ($1.04)	—	—	1,000	(175,929)	—	(174,929)	—	(174,929)
Balance at December 31, 2020	169,294	1,693	157,496	2,600,201	(99,753)	2,659,637	3,590	2,663,227

See accompanying notes to consolidated financial statements.

F-7.

Consolidated Statements of Cash Flows

In thousands

Years ended December 31,	2020	2019	2018
Operating Activities:
Net earnings	$698,214	$592,016	$619,790
Adjustments to reconcile net earnings to net cash from operating activities:
Provisions for losses (recoveries) on accounts receivable	5,584	(1)	3,808
Deferred income tax expense (benefit)	8,371	4,482	(12,031)
Stock compensation expense	62,498	61,543	56,147
Depreciation and amortization	56,959	50,950	54,019
Other, net	3,960	941	647
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(647,193)	265,919	(214,971)
Increase (decrease) in accounts payable and accrued expenses	430,495	(181,987)	86,036
(Increase) decrease in deferred contract costs	(189,447)	28,811	(42,097)
Increase (decrease) in contract liabilities	217,699	(37,097)	43,928
Increase (decrease) in income taxes payable, net	8,502	(18,472)	(19,691)
(Increase) decrease in other, net	(630)	4,830	(2,781)
Net cash from operating activities	655,012	771,935	572,804
Investing Activities:
Purchase of property and equipment	(47,543)	(47,022)	(47,474)
Other, net	1,516	1,007	(925)
Net cash from investing activities	(46,027)	(46,015)	(48,399)
Financing Activities:
Proceeds from issuance of common stock	186,345	148,245	182,732
Repurchases of common stock	(332,387)	(389,060)	(647,898)
Dividends Paid	(174,929)	(170,553)	(156,840)
Payments for taxes related to net share settlement of equity awards	(10,566)	(6,674)	(3,248)
Purchase of noncontrolling interest	—	—	(688)
Distributions to noncontrolling interest	—	—	(1,796)
Net cash from financing activities	(331,537)	(418,042)	(627,738)
Effect of exchange rate changes on cash and cash equivalents	19,852	(1,122)	(24,031)
Change in cash and cash equivalents	297,300	306,756	(127,364)
Cash and cash equivalents at beginning of period	1,230,491	923,735	1,051,099
Cash and cash equivalents at end of period	$1,527,791	$1,230,491	$923,735
Supplemental Cash Flow Information:
Cash paid for income taxes	$239,849	$222,083	$239,255

See accompanying notes to consolidated financial statements.

F-8.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  |  Basis of Presentation

Expeditors International of Washington, Inc. (the "Company”) is a non-asset based provider of global logistics services operating through a worldwide network of offices and exclusive or non-exclusive agents. The Company’s customers include retailing and wholesaling, electronics, high technology, industrial and manufacturing companies around the world.

International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to tariffs and trade restrictions and accords. The Company cannot predict the outcome of ongoing proposals or negotiations, nor can the Company predict the effects adoption of any such proposal will have on the Company’s business. Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies and inter-governmental disputes concerning international trade, the Company’s business may also be affected by political developments and changes in government personnel or policies as well as economic turbulence, natural disasters and pandemics, political unrest and security concerns in the nations and on the shipping lanes in which it does business and the future impact that these events may have on international trade, oil prices and security costs.

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

All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for per share data or unless otherwise specified. Certain prior year amounts in the notes to the consolidated financial statements have been revised to conform to the 2020 presentation. See Note 10 below for further information.

B.  |  Cash Equivalents

All highly liquid investments with a maturity of three months or less at date of purchase are considered to be cash equivalents.

C.  |  Accounts Receivable

The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method leveraging historical credit loss information and including considerations of the current economic environment. Additional allowances may be necessary in the future if changes in economic conditions are significant enough to affect expected credit losses. Effective January 1, 2020 the Company adopted a new accounting standard for measurement of credit losses on financial instruments and made a reduction to the opening balance of allowance for credit loss of $8 million. See Note 1.N below for further information. The Company has recorded an allowance for credit loss in the amounts of $5,579, $11,143 and $15,345 as of December 31, 2020, 2019 and 2018, respectively. Additions and write-offs have not been significant in the periods presented.

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

F-9.

Expenditures for maintenance, repairs, and replacements of minor items are charged to earnings as incurred. Major upgrades and improvements that extend the life of the asset are capitalized. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income for the period.

For the years ended December 31, 2020 and 2019, the Company performed the required goodwill annual impairment test during the fourth quarter and determined that no impairment had occurred.

E.  |  Leases

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

The Company determines if an arrangement is a lease at inception. Right-of-use (ROU) assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. All ROU assets and lease liabilities are recognized at the commencement date at the present value of lease payments over the lease term. ROU assets are adjusted for lease incentives and initial direct costs. The lease term includes renewal options exercisable at the Company's sole discretion when the Company is reasonably certain to exercise that option. As the Company's leases generally do not have an implicit rate, the Company uses an estimated incremental borrowing rate based on market information available at the commencement date to determine the present value. Certain of our leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. The Company excludes variable payments from ROU assets and lease liabilities, to the extent not considered fixed, and instead expenses variable payments as incurred. Lease expense is recognized on a straight-line basis over the lease term and is included in rent and occupancy expenses on the consolidated statement of earnings.

F.  |  Revenues and Revenue Recognition

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

F-10.

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

F-11.

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

The Tax Cuts and Jobs Act (2017 Tax Act) includes provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. The Company treats BEAT and GILTI as discrete adjustments as components of current income tax expense.

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

H  |  Net Earnings Attributable to Shareholders per Common Share

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

I.  |  Stock Plans

The Company maintains several equity incentive plans under which the Company has granted stock options, director restricted stock, restricted stock units (RSUs), performance stock units (PSUs) and employee stock purchase rights to employees or directors. The Company recognizes stock compensation expense based on the fair value of awards at the grant date. This expense, adjusted for expected forfeitures, is recognized in net earnings on a straight-line basis over the service periods as a component of salaries and related costs. Expense for PSU awards is recognized over the service period when it is probable the performance goal will be achieved and based on the most probable outcome of performance conditions at the reporting date. RSUs and PSUs awarded to certain employees meeting specific retirement eligibility criteria at the time of grant are expensed immediately, as there is no substantive service period associated with those awards.

J.  |  Foreign Currency

Foreign currency amounts attributable to foreign operations have been translated into U.S. dollars using year-end exchange rates for assets and liabilities, historical rates for equity, and weighted average rates for revenues and expenses. Translation adjustments resulting from this process are recorded as components of other comprehensive income until complete or substantially complete liquidation by the Company of its investment in a foreign entity. Currency fluctuations are a normal operating factor in the conduct of the Company’s business and foreign exchange transaction gains and losses are included in revenues and operating expenses. Also, the Company is exposed to foreign currency exchange fluctuations on monetary assets and liabilities denominated in currencies that are not the local functional currency. Foreign exchange gains and losses on such balances are recognized in net earnings within customs brokerage and other services costs. Net foreign currency losses in 2020, 2019 and 2018 were $25,398, $9,251 and $1,853, respectively.

The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure. Accordingly, the Company enters into foreign currency hedging transactions only in limited locations where there are

F-12.

regulatory or commercial limitations on the Company’s ability to move money freely. Such hedging activity during 2020, 2019 and 2018 was insignificant. The Company had no foreign currency derivatives outstanding at December 31, 2020 and 2019.

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

Accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments, net of related income tax effects, as of December 31, 2020 and 2019.

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

M.  |  Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company uses estimates primarily in the following areas: accounts receivable valuation, accrual of costs related to ancillary services the Company provides, self-insured liabilities, accrual of various tax liabilities including estimates associated with the 2017 Tax Act, accrual of loss contingencies, the allocation of the purchase price in a business combination, calculation of share-based compensation expense and estimates related to determining the lease term and discount rate when measuring ROU assets and lease liabilities. Actual results could be materially different from the estimated provisions and accruals recorded.

N.  |  Recent Accounting Pronouncements

Credit Losses on Financial Instruments

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

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued an ASU, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to improve consistent application among reporting entities. This standard will become effective for the Company on January 1, 2021. The Company evaluated the impact of this standard and determined that it does not have a material effect on the Company’s consolidated financial statements and related disclosures.

F-13.

NOTE 2.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, other than cash, consist primarily of cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying value of these financial instruments approximates their fair value.

Cash and cash equivalents consist of the following:

	December 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents:
Cash and overnight deposits	$602,112	$602,112	$417,456	$417,456
Corporate commercial paper	872,287	872,350	775,504	776,356
Time deposits	53,392	53,392	37,531	37,531
Total cash and cash equivalents	$1,527,791	$1,527,854	$1,230,491	$1,231,343

The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).
NOTE 3.	PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

	2020	2019
Land	$150,030	$145,172
Buildings and leasehold improvements	492,747	478,361
Furniture, fixtures, equipment and purchased software	379,344	353,923
Construction in progress	1,292	794
Property and equipment, at cost	1,023,413	978,250
Less accumulated depreciation and amortization	516,988	478,906
Property and equipment, net	$506,425	$499,344

NOTE 4.	LEASES

The Company enters into lease agreements primarily for office and warehouse space in all districts where it conducts business. As of December 31, 2020, all of the Company's leases are operating leases. Lease terms are either on a month-to-month basis or terminate at various times through 2040. The Company also has two long-term operating lease arrangements to use land, for which the usage rights were entirely prepaid. Usage rights for those arrangements are recognized in rent expense over the lease terms up to 2057.

Lease cost for the years ended December 31, 2020 and 2019 is recorded under rent and occupancy expenses in the consolidated statements of earnings and is comprised of the following:

	2020	2019
Operating lease cost	$91,436	$81,912
Variable lease cost	26,857	25,843
Total lease cost	$118,293	$107,755

F-14.

Variable lease cost includes short-term lease expenses, which are insignificant.

Maturities of lease liabilities as of December 31, 2020 are as follows:

2021	$89,317
2022	82,920
2023	70,654
2024	55,981
2025	50,006
Thereafter	157,576
Total minimum lease payments	506,454
Less imputed interest	68,265
Lease liability	$438,189

The weighted-average remaining lease term and weighted-average discount rate are as follows:

	2020	2019
Weighted-average remaining lease term (in years)	7.86	7.37
Weighted-average discount rate	4.08%	4.78%

Other information related to the Company's operating leases are as follows:

	2020	2019
Right-of-use assets obtained in exchange for new operating lease liabilities	$109,515	$103,788
Cash paid for amounts included in the measurement of lease liabilities	$90,101	$79,040

Supplemental Information for Comparative Periods

The Company recorded rent expense under operating leases of $89,377 for the year ended December 31, 2018.

NOTE 5.	SHAREHOLDERS’ EQUITY

A.  |  Stock Repurchase Plans

The Company has a Discretionary Stock Repurchase Plan originally approved by the Board of Directors in November 2001, and amended from time to time under which management as of December 31, 2020 is authorized to repurchase shares down to 160,000 shares of common stock outstanding.

The Company had a Non-Discretionary Stock Repurchase Plan, originally approved by the Board of Directors in November 1993, under which management was authorized to repurchase up to 40,000 shares of the Company’s common stock in the open market with the proceeds received from the exercise of employee stock options and the Employee Stock Purchase Plan. Since March 31, 2019, all shares authorized under this plan have been repurchased and no further shares are available for future repurchases.

Cumulative shares repurchased since inception of the plans were 118,591 at an average price of $43.82.

B.  |  Omnibus Incentive Plan

On May 5, 2020, the shareholders approved the Company's Amended and Restated 2017 Omnibus Incentive Plan (Amended 2017 Plan), which made available 5,500 shares of the Company's common stock in aggregate to be issued under any award type allowed by the Amended 2017 Plan. The RSUs granted in 2020, 2019 and 2018 generally vest annually over three years based on continued employment and are settled upon vesting in shares of the Company's common stock on a one-for-one basis.

The Amended 2017 Plan also provides for annual equity awards to non-employee directors. The Amended 2017 Plan provides for an annual grant of equity awards to each participant with a fair market value that may not exceed $600, or $800 with respect

F-15.

to the Chairman of the Board. Restricted shares granted to non-employee directors in 2020, 2019 and 2018 vest at the time of grant and there were no unvested restricted shares as of December 31, 2020. In 2020, restricted shares totaling 19 were granted with a fair value per share of $72.90.

The following table summarizes information about RSUs and restricted shares:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2019	946	$69.54
RSUs granted	543	$74.13
RSUs vested	(505)	$61.25
RSUs forfeited	(19)	$74.70
Outstanding at December 31, 2020	965	$73.92

In 2020, 2019 and 2018, the Company also awarded 95, 96 and 18 PSUs, respectively, under the Amended 2017 Plan. Outstanding PSUs include performance conditions to be finally measured based on financial results at December 31, 2020, 2021 and 2022. The final number of PSUs will be determined using an adjustment factor of up to 2 times or down to 0.5 of the targeted PSU grant, depending on the degree of achievement of the designated performance targets. If the minimum performance thresholds are not achieved, no shares will be issued. Each PSU will convert to one share of the Company's common stock upon vesting.

At December 31, 2020, there were 210 shares of PSUs unvested at target levels, with a weighted-average grant date fair value of $73.92.

RSUs and PSUs granted under the Amended 2017 Plan have dividend equivalent rights, which entitle holders of RSUs and PSUs to the same dividend value per share as holders of common stock. Dividend equivalent rights are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs and are accumulated and paid in shares when the underlying awards vest.

At December 31, 2020, there are approximately 3,028 shares available for grant under the Amended 2017 Plan.

When restrictions on employee RSUs or PSUs lapse the Company derives a tax deduction in certain countries based on the fair market value of the award upon vesting and subject to the limits allowed under each jurisdiction’s tax regulations. Until vesting, a deferred tax asset is recognized and measured based on the fair value of the award at the date of grant (consistent with measurement for stock compensation expense). Any excess or shortfall in the tax deduction resulting from the difference between fair market value of the award between the date of grant and the date of vesting is recognized in income tax expense upon vesting.

C.  |  Stock Option Plans

Historically, the Company granted stock options under stock option plans approved annually by shareholders. Those plans generally allowed for the grant of qualified and non-qualified grants and outstanding options expire no more than ten years from the date of grant. Stock options granted in 2016 vest over three years from the date of grant as compared to five years for options granted in prior years. Stock options were last granted in 2016 under the Company's 2016 stock options plan. No additional shares can be granted under any of the Company's stock option plans other than the Amended 2017 Plan and there was no remaining unamortized expense for stock options as of December 31, 2020.

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

F-16.

The following table summarizes information about stock options:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at December 31, 2019	6,763	$44.85
Options granted	—	$—
Options exercised	(3,189)	$45.26
Options forfeited	(4)	$47.27
Options canceled	(17)	$43.63
Outstanding at December 31, 2020	3,553	$44.49	3.59	$179,836
Exercisable at December 31, 2020	3,553	$44.49	3.59	$179,836

D.  |  Stock Purchase Plan

In May 2002, the shareholders approved the Company’s 2002 Employee Stock Purchase Plan (the 2002 Plan), which became effective August 1, 2002. As last amended in May 2019, the Company’s 2002 Plan provides for 15,305 shares of the Company’s common stock to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year. The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of (1) 85% of the fair market value of the Company’s stock on the last trading day in July or (2) 85% of the fair market value of the Company’s stock on the first trading day in August of the preceding year. A total of 12,824 shares have been issued under the 2002 Plan since inception and $23,552 has been withheld from employees at December 31, 2020 in connection with the plan year ending July 31, 2021.

E.  |  Share-Based Compensation Expense

The fair value of employee stock purchase rights granted under the 2002 Plan is estimated on the date of grant using the Black-Scholes Model with the following assumptions:

	For the years ended December 31,
	2020	2019	2018
Dividend yield	1.40%	1.40%	1.30%
Volatility	32%	23%	22%
Risk-free interest rates	0.15%	1.96%	2.39%
Expected life (years)	1	1	1
Weighted average fair value	$23.26	$17.03	$17.49

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

The compensation expense for employee RSUs and PSUs is based on the fair market value of the Company’s share of common stock on the date of grant. RSUs and PSUs awarded in 2020, 2019 and 2018 were granted at a weighted-average grant date fair value of $74.00, $75.73 and $69.58, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was approximately $117 million, $79 million and $92 million, respectively.

As of December 31, 2020, the total unrecognized compensation cost related to stock awards is $54 million and the weighted average period over which that cost is expected to be recognized is 1.7 years.

F-17.

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

	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2020
Basic earnings attributable to shareholders	$696,140	168,333	$4.14
Effect of dilutive potential common shares	—	2,563	—
Diluted earnings attributable to shareholders	$696,140	170,896	$4.07
2019
Basic earnings attributable to shareholders	$590,395	170,899	$3.45
Effect of dilutive potential common shares	—	3,310	—
Diluted earnings attributable to shareholders	$590,395	174,209	$3.39
2018
Basic earnings attributable to shareholders	$618,199	174,133	$3.55
Effect of dilutive potential common shares	—	3,700	—
Diluted earnings attributable to shareholders	$618,199	177,833	$3.48

Substantially all outstanding potential common shares in 2020, 2019 and 2018 were dilutive.

NOTE 7.	INCOME TAXES

The 2017 Tax Act, which is also commonly referred to as “U.S. tax reform”, significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate from 35% to 21% starting in 2018 and created a territorial tax system with a one-time mandatory tax on the undistributed foreign earnings of the Company's non-U.S. subsidiaries.

Income tax expense (benefit) includes the following components:

	Federal	State	Foreign	Total
2020
Current	$37,551	$18,432	$193,996	$249,979
Deferred	8,440	(69)	—	8,371
	$45,991	$18,363	$193,996	$258,350
2019
Current	$35,324	$13,711	$150,261	$199,296
Deferred	3,149	1,333	—	4,482
	$38,473	$15,044	$150,261	$203,778
2018
Current	$45,996	$13,262	$151,312	$210,570
Deferred	(9,759)	(2,272)	—	(12,031)
	$36,237	$10,990	$151,312	$198,539

F-18.

The components of earnings before income taxes are as follows:

	2020	2019	2018
United States	$325,009	$327,878	$313,178
Foreign	631,555	467,916	505,151
	$956,564	$795,794	$818,329

Income tax expense differs from amounts computed by applying the United States Federal income tax rate of 21% when compared to earnings before income taxes as a result of the following:

	2020	2019	2018
Computed “expected” tax expense	$200,879	$167,117	$171,849
Increase (decrease) in income taxes resulting from:
Effect of foreign taxes	48,584	26,599	16,445
State income taxes, net of Federal income tax benefit	14,507	11,885	8,682
Nondeductible executive compensation	4,324	2,838	3,126
Stock compensation expense, net	(8,461)	(2,689)	(3,860)
Other, net	(1,483)	(1,972)	2,297
	$258,350	$203,778	$198,539

The Company's effective tax rate in 2020, 2019 and 2018 benefited from significant share-based compensation deductions. In 2020, 2019 and 2018, the Company also benefited from U.S. Federal tax credits totaling $16.7 million, $15.7 million and $20.3 million, respectively, principally because of withholding taxes related to the Company's foreign operations, as well as U.S. income tax deductions for Foreign-derived intangible income (FDII) of $10.0 million, $9.0 million and $4.8 million, respectively. These amounts were partially offset by the effect of higher foreign tax rates of the Company's international subsidiaries, when compared to the U.S. Federal income tax rate of 21%, as well as certain expenses that are no longer deductible under the 2017 Tax Act, including certain executive compensation in excess of amounts allowed. The Company treats BEAT and GILTI as components of current income tax expense. For the years 2020, 2019 and 2018, there was no BEAT expense and GILTI expense was insignificant. In both 2019 and 2018, the Company received state income tax refunds totaling approximately $4 million.

The tax effects of temporary differences and tax credits that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

Years ended December 31,	2020	2019
Deferred Tax Assets:
Deductible stock compensation expense, net	$14,265	$18,569
Operating lease liabilities	52,223	52,966
Accrued third party obligations, deductible for taxes upon economic performance	6,242	5,333
Excess of financial statement over tax depreciation	8,123	5,802
Foreign currency translation adjustments	4,604	9,248
Retained liability for cargo claims	1,128	1,006
Provision for credit losses on accounts receivable	954	916
Total gross deferred tax assets	87,539	93,840
Deferred Tax Liabilities:
Unremitted foreign earnings, net of related foreign tax credits	43,805	31,615
Operating lease assets	49,865	52,351
Deferred contract costs	917	1,840
Total gross deferred tax liabilities	94,587	85,806
Net deferred tax (liabilities) assets	$(7,048)	$8,034

Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of December 31, 2020 and 2019.

The Company is subject to taxation in various states and many foreign jurisdictions including the People’s Republic of China, including Hong Kong, Taiwan, Vietnam, India, Mexico, Canada, Netherlands and the United Kingdom. The Company believes that its tax positions, including intercompany transfer pricing policies, are reasonable and consistently applied. The Company is

F-19.

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

The total amount of the Company’s tax contingencies may increase in 2021. In addition, changes in state, federal, and foreign tax laws and changes, including transfer pricing and changes in interpretations of these laws may increase the Company’s existing tax contingencies. The timing of the resolution of income tax examinations can be highly uncertain, and the amounts ultimately paid including interest and penalties, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts recorded. It is reasonably possible that within the next twelve months the Company may undergo further audits and examinations by various tax authorities and possibly may reach resolution related to income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to the Company’s contingencies related to positions on tax filings in future years. The estimate of any ultimate tax liability contains assumptions based on experiences, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by the taxing jurisdiction. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the years ended December 31, 2020, 2019 and 2018.

F-20.

NOTE 8.	COMMITMENTS

A.  |  Unconditional Purchase Obligations

The Company enters into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. Historically, the Company has met these obligations in the normal course of business within one year. In the regular course of business, the Company also enters into agreements with service providers to maintain or operate equipment, facilities or software that can be longer than one year. We also regularly have contractual obligations for specific projects related to improvements of our owned or leased facilities and information technology infrastructure. Purchase obligations outstanding as of December 31, 2020 totaled $118,671.

B.  |  Employee Benefits

The Company has employee savings plans under which the Company provides a discretionary matching contribution. In 2020, 2019 and 2018, the Company’s contributions under the plans were $20,713, $19,624, and $19,600, respectively.

C.  |  Credit Arrangements

Certain of the Company’s foreign subsidiaries maintain bank lines of credit for short-term working capital purposes. A few of these credit lines are supported by standby letters of credit issued by a United States bank, or guarantees issued by the Company to the foreign banks issuing the credit line. At December 31, 2020, the Company was contingently liable for approximately $71,937 under outstanding standby letters of credit and guarantees. At December 31, 2020, the Company was in compliance with all restrictive covenants of these credit lines and the associated credit facilities.

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

The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of December 31, 2020, the amounts recorded for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

F-21.

NOTE 10.	BUSINESS SEGMENT INFORMATION

Financial information regarding 2020, 2019 and 2018 operations by the Company’s designated geographic areas is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMINATIONS	CONSOLIDATED
2020
Revenues[1]	$2,776,546	328,427	156,163	3,838,332	989,633	1,544,130	487,011	(3,761)	10,116,481
Directly related cost of transportation and other expenses[2]	$1,568,461	192,875	93,249	3,157,086	738,648	1,080,741	359,682	(1,952)	7,188,790
Salaries and other operating expenses[3]	$877,117	100,687	48,114	332,978	149,269	375,900	104,968	(1,779)	1,987,254
Operating income	$330,968	34,865	14,800	348,268	101,716	87,489	22,361	(30)	940,437
Identifiable assets at period end	$2,532,324	186,204	85,085	876,856	272,106	752,589	240,984	(18,645)	4,927,503
Capital expenditures	$31,604	1,886	564	2,202	2,264	6,394	2,629	—	47,543
Depreciation and amortization	$37,081	1,946	1,194	4,961	1,876	8,029	1,872	—	56,959
Equity	$1,928,945	67,243	32,273	241,155	121,411	196,637	114,369	(38,806)	2,663,227
2019
Revenues[1]	$2,712,067	354,405	150,202	2,494,556	743,406	1,280,669	443,487	(3,366)	8,175,426
Directly related cost of transportation and other expenses[2]	$1,528,815	212,369	87,297	1,970,662	544,873	884,968	311,997	(2,023)	5,538,958
Salaries and other operating expenses[3]	$859,946	101,654	55,512	271,594	127,478	342,073	112,844	(1,325)	1,869,776
Operating income	$323,306	40,382	7,393	252,300	71,055	53,628	18,646	(18)	766,692
Identifiable assets at period end	$1,978,307	153,813	72,677	538,526	178,336	551,576	219,953	(1,304)	3,691,884
Capital expenditures	$28,666	2,353	1,556	1,767	1,558	9,231	1,891	—	47,022
Depreciation and amortization	$31,049	1,881	1,489	5,263	1,912	7,398	1,958	—	50,950
Equity	$1,521,059	65,100	29,148	247,725	94,727	159,308	114,726	(34,574)	2,197,219
2018
Revenues[1]	$2,479,812	355,802	156,854	2,886,322	777,863	1,330,365	464,071	(312,724)	8,138,365
Directly related cost of transportation and other expenses[2]	$1,352,924	216,753	94,041	2,315,826	591,925	926,949	330,209	(310,635)	5,517,992
Salaries and other operating expenses[3]	$816,817	94,950	53,970	289,015	125,056	337,970	108,131	(2,099)	1,823,810
Operating income	$310,071	44,099	8,843	281,481	60,882	65,446	25,731	10	796,563
Identifiable assets at period end	$1,689,950	161,604	53,542	533,071	152,646	513,744	206,367	3,635	3,314,559
Capital expenditures	$21,732	4,259	1,042	3,057	2,182	10,815	4,387	—	47,474
Depreciation and amortization	$33,511	1,847	1,508	5,309	2,257	7,727	1,860	—	54,019
Equity	$1,339,673	72,941	26,007	200,371	100,706	157,003	123,228	(32,209)	1,987,720

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

F-22.

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

	2020	2019	2018
Revenues	32%	26%	29%
Operating income	29%	27%	30%
Identifiable assets at year end	14%	12%	14%
Equity	6%	9%	8%

NOTE 11.	QUARTERLY RESULTS (UNAUDITED)

	1st	2nd	3rd	4th
2020
Revenues[1]	$1,901,864	2,580,632	2,464,797	3,169,188
Operating income[1]	159,055	247,626	251,945	281,811
Net earnings	122,782	184,188	191,719	199,525
Net earnings attributable to shareholders	122,344	183,869	191,307	198,620
Diluted earnings attributable to shareholders per share	0.71	1.09	1.12	1.16
Basic earnings attributable to shareholders per share	0.73	1.10	1.14	1.17
2019
Revenues[2]	$2,020,051	2,035,579	2,074,855	2,044,941
Operating income[2]	187,601	192,201	206,550	180,340
Net earnings	140,111	153,530	160,627	137,748
Net earnings attributable to shareholders	139,699	153,149	160,221	137,326
Diluted earnings attributable to shareholders per share	0.80	0.88	0.92	0.79
Basic earnings attributable to shareholders per share	0.81	0.90	0.94	0.81

The sum of quarterly per share data may not equal the per share total reported for the year.

1

During the fourth quarter of 2020, the Company’s services experienced record high airfreight tonnage and ocean volumes and high average sell rates and buy rates, when compared to the third quarter of 2020 and the prior year, as demand grew while capacity shortages persisted in particular on exports from North Asia. In the fourth quarter of 2020, the People's Republic of China, including Hong Kong, represented 34% of the Company’s total revenues and 27% of the Company’s total operating income. Airfreight services revenues accounted for the largest increase at 41% from the third quarter of 2020 to the fourth quarter of 2020 and represented 49% of the Company’s total revenues in the fourth quarter of 2020.

2

The fourth quarter of 2019 was significantly impacted by declines in results in our China operations due to the slowing of trade to and from China, which impacted overall freight movement around the globe. In the fourth quarter of 2019, the People's Republic of China, including Hong Kong, represented 25% of the Company’s total revenues and the Company’s total operating income.

F-23.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

ANNUAL REPORT

ON

FORM 10-K

FOR FISCAL YEAR ENDED

December 31, 2020

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

EXHIBITS

Exhibit Number	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Yearly Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL