Form 10-Q
period 2021-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2021-05-06
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

At May 3, 2021, the number of shares outstanding of the issuer’s common stock was 168,885,812.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets:
Current Assets:
Cash and cash equivalents	$1,793,393	$1,527,791
Accounts receivable, less allowance for credit loss of $5,941 at March 31, 2021 and $5,579 at December 31, 2020	2,227,039	1,998,055
Deferred contract costs	387,845	327,448
Other	85,918	110,250
Total current assets	4,494,195	3,963,544
Property and equipment, less accumulated depreciation and amortization of $523,829 at March 31, 2021 and $516,988 at December 31, 2020	497,376	506,425
Operating lease right-of-use assets	438,667	432,723
Goodwill	7,927	7,927
Other assets, net	16,832	16,884
Total assets	$5,454,997	$4,927,503
Liabilities:
Current Liabilities:
Accounts payable	$1,295,178	$1,136,859
Accrued expenses, primarily salaries and related costs	311,767	257,021
Contract liabilities	447,779	379,722
Current portion of operating lease liabilities	76,128	74,004
Federal, state and foreign income taxes	64,170	45,437
Total current liabilities	2,195,022	1,893,043
Noncurrent portion of operating lease liabilities	369,286	364,185
Deferred federal and state income taxes, net	12,039	7,048
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding: 168,808 shares at March 31, 2021 and 169,294 shares at December 31, 2020	1,688	1,693
Additional paid-in capital	101,269	157,496
Retained earnings	2,887,323	2,600,201
Accumulated other comprehensive loss	(115,486)	(99,753)
Total shareholders’ equity	2,874,794	2,659,637
Noncontrolling interest	3,856	3,590
Total equity	2,878,650	2,663,227
Total liabilities and equity	$5,454,997	$4,927,503

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2021	2020
Revenues:
Airfreight services	$1,476,961	$709,039
Ocean freight and ocean services	958,178	493,427
Customs brokerage and other services	922,401	699,398
Total revenues	3,357,540	1,901,864
Operating Expenses:
Airfreight services	1,105,590	520,169
Ocean freight and ocean services	746,701	366,483
Customs brokerage and other services	553,713	400,076
Salaries and related	452,105	342,040
Rent and occupancy	45,280	42,524
Depreciation and amortization	12,987	12,660
Selling and promotion	3,070	8,243
Other	52,579	50,614
Total operating expenses	2,972,025	1,742,809
Operating income	385,515	159,055
Other Income (Expense):
Interest income	1,946	4,807
Other, net	3,000	3,384
Other income, net	4,946	8,191
Earnings before income taxes	390,461	167,246
Income tax expense	102,511	44,464
Net earnings	287,950	122,782
Less net earnings attributable to the noncontrolling interest	730	438
Net earnings attributable to shareholders	$287,220	$122,344
Diluted earnings attributable to shareholders per share	$1.67	$0.71
Basic earnings attributable to shareholders per share	$1.70	$0.73
Weighted average diluted shares outstanding	171,551	171,450
Weighted average basic shares outstanding	169,214	168,735

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020
Net earnings	$287,950	$122,782
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax (benefit) expense of $(3,393) and $1,174 for the three months ended March 31, 2021 and 2020	(16,197)	(38,849)
Other comprehensive loss	(16,197)	(38,849)
Comprehensive income	271,753	83,933
Less comprehensive income attributable to the noncontrolling interest	266	148
Comprehensive income attributable to shareholders	$271,487	$83,785

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020
Operating Activities:
Net earnings	$287,950	$122,782
Adjustments to reconcile net earnings to net cash from operating activities:
Provisions for losses on accounts receivable	1,199	1,820
Deferred income tax expense (benefit)	8,151	(5,139)
Stock compensation expense	11,185	11,156
Depreciation and amortization	12,987	12,660
Other, net	551	433
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(252,914)	16,680
Increase in accounts payable and accrued expenses	233,153	917
Increase in deferred contract costs	(71,258)	(16,068)
Increase in contract liabilities	79,590	21,201
Increase in income taxes payable, net	46,638	10,488
Increase in other, net	(1,488)	(11,930)
Net cash from operating activities	355,744	165,000
Investing Activities:
Purchase of property and equipment	(8,391)	(6,127)
Other, net	(34)	(143)
Net cash from investing activities	(8,425)	(6,270)
Financing Activities:
Proceeds from issuance of common stock	19,757	23,399
Repurchases of common stock	(85,997)	(283,240)
Payments for taxes related to net share settlement of equity awards	(1,275)	(1,396)
Net cash from financing activities	(67,515)	(261,237)
Effect of exchange rate changes on cash and cash equivalents	(14,202)	(16,011)
Change in cash and cash equivalents	265,602	(118,518)
Cash and cash equivalents at beginning of period	1,527,791	1,230,491
Cash and cash equivalents at end of period	$1,793,393	$1,111,973
Taxes Paid:
Income taxes	$46,607	$35,304

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Common Stock
For the three months ended March 31, 2021 and 2020	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2020	169,294	$1,693	$157,496	$2,600,201	$(99,753)	$2,659,637	$3,590	$2,663,227
Shares issued under employee stock plans	439	4	18,478	—	—	18,482	—	18,482
Shares repurchased under provisions of stock repurchase plan	(925)	(9)	(85,988)	—	—	(85,997)	—	(85,997)
Stock compensation expense	—	—	11,185	—	—	11,185	—	11,185
Net earnings	—	—	—	287,220	—	287,220	730	287,950
Other comprehensive income loss	—	—	—	—	(15,733)	(15,733)	(464)	(16,197)
Dividends paid	—	—	98	(98)	—	—	—	—
Balance at March 31, 2021	168,808	$1,688	$101,269	$2,887,323	$(115,486)	$2,874,794	$3,856	$2,878,650

Balance at December 31, 2019	169,622	$1,696	$3,203	$2,321,316	$(131,187)	$2,195,028	$2,191	$2,197,219
Cumulative effect of accounting change	—	—	—	6,074	—	6,074	—	6,074
Shares issued under employee stock plans	571	6	21,997	—	—	22,003	—	22,003
Shares repurchased under provisions of stock repurchase plan	(4,000)	(40)	(35,799)	(247,401)	—	(283,240)	—	(283,240)
Stock compensation expense	—	—	11,156	—	—	11,156	—	11,156
Net earnings	—	—	—	122,344	—	122,344	438	122,782
Other comprehensive income loss	—	—	—	—	(38,559)	(38,559)	(290)	(38,849)
Dividends paid	—	—	125	(125)	—	—	—	—
Balance at March 31, 2020	166,193	$1,662	$682	$2,202,208	$(169,746)	$2,034,806	$2,339	$2,037,145

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

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K as filed with the Securities and Exchange Commission on February 19, 2021.

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

The Company typically satisfies its performance obligations as services are rendered over time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed over the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one to two month-period and contracts with customers have an original expected duration of less than one year. The Company satisfied nearly all performance obligations for the contract liabilities recorded as of December 31, 2020.
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

The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method leveraging historical credit loss information and including considerations of the current economic environment. Additional allowances may be necessary in the future if changes in economic conditions are significant enough to affect expected credit losses. The Company has recorded an allowance for credit loss in the amounts of $5,941 as of March 31, 2021 and $5,579 as of December 31, 2020. Additions and write-offs have not been significant in the periods presented.
E.	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company uses estimates primarily in the following areas: accounts receivable valuation, accrual of costs related to ancillary services the Company provides, self-insured liabilities, accrual of various tax liabilities including estimates associated with the U.S. enacted Tax Cuts and Jobs Act (the 2017 Tax Act), accrual of loss contingencies, calculation of share-based compensation expense and estimates related to determining the lease term and discount rate when measuring ROU assets and lease liabilities. Actual results could be materially different from the estimated provisions and accruals recorded.

Note 2. Share-Based Compensation

The Company has historically granted the majority of its share-based awards during the second quarter of each fiscal year. During the three months ended March 31, 2021 and 2020, the Company did not grant any share-based awards.

The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year. No shares were issued in the three months ended March 31, 2021 and 2020, respectively.

The Company recognizes stock compensation expense based on the fair value of awards granted to employees and directors under the Company’s Amended 2017 Plan and employee stock purchase rights plans. This expense, adjusted for expected performance and forfeitures, is recognized in net earnings on a straight-line basis over the service periods as salaries and related costs on the condensed consolidated statements of earnings. Restricted stock units (RSUs) and performance share units (PSUs) awarded to certain employees meeting specific retirement eligibility criteria at the time of grant are expensed immediately as there is no substantive service period associated with those awards.

Note 3. Income Taxes

During 2020 the Internal Revenue Service (IRS) and the U.S. Department of Treasury (Treasury) issued additional guidelines and clarifying regulations related to the implementation of the 2017 Tax Act. It is possible that additional guidance could be issued in future periods. As this guidance is issued, the Company will evaluate the information to determine whether any additional adjustments to its tax provisions are required.

The 2017 Tax Act included provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. The Company treats BEAT and GILTI as components of current income tax expense. For the three months ended March 31, 2021 and 2020, there was no BEAT expense and GILTI expense was insignificant.

The Company’s consolidated effective income tax rate was 26.3% for the three months ended March 31, 2021, respectively, as compared to 26.6% for the comparable period in 2020. The effect of higher average tax rates related to  our international subsidiaries, when compared to U.S. federal and state tax rates, were partially offset by U.S. foreign tax credits and U.S. income tax deductions for Foreign-derived intangible income (FDII).

The Company is subject to taxation in various states and many foreign tax jurisdictions including the People’s Republic of China, Hong Kong, Taiwan, Vietnam, India, Mexico, Canada, Netherlands and the United Kingdom. The Company believes that its tax positions, including intercompany transfer pricing policies, are reasonable and consistently applied. The Company is under, or may be subject to, audit or examination and assessments by the relevant authorities in respect to these and any other jurisdictions primarily for years 2009 and thereafter. Sometimes audits result in proposed assessments where the ultimate resolution could result in significant additional tax, penalties and interest payments being required. The Company establishes liabilities when, despite its belief that the tax return positions are appropriate and consistent with tax law, it concludes that it may not be successful in realizing the tax position. In evaluating a tax position, the Company determines whether it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position and in consultation with qualified tax advisors.

The total amount of the Company’s tax contingencies may increase in 2021. In addition, changes in state, federal, and foreign tax laws, including transfer pricing and changes in interpretations of these laws may increase the Company’s existing tax contingencies. The timing of the resolution of income tax examinations can be highly uncertain, and the amounts ultimately paid including interest and penalties, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts recorded. It is reasonably possible that within the next twelve months the Company may undergo further audits and examinations by various tax authorities and possibly may reach resolution related to income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to the Company’s contingencies related to positions on tax filings in future years. The estimate of any ultimate tax liability contains assumptions based on experiences, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by the taxing jurisdiction. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the three months ended March 31, 2021 and 2020.

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

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended March 31,
	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2021
Basic earnings attributable to shareholders	$287,220	169,214	$1.70
Effect of dilutive potential common shares	—	2,337	—
Diluted earnings attributable to shareholders	$287,220	171,551	$1.67
2020
Basic earnings attributable to shareholders	$122,344	168,735	$0.73
Effect of dilutive potential common shares	—	2,715	—
Diluted earnings attributable to shareholders	$122,344	171,450	$0.71

Substantially all outstanding potential common shares as of March 31, 2021 and 2020 were dilutive.

Note 5. Shareholders' Equity

The Company has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding common stock down to 160,000 shares. During the three months ended March 31, 2021, 925 shares were repurchased at an average price of $92.98 per share, compared to 4,000 shares at an average price of $70.81 per share during the same period in 2020.

Accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments, net of related income tax effects, for all the periods presented.

Subsequent to the end of the first quarter of 2021, on May 4, 2021, the Board of Directors declared a semi-annual dividend of $0.58 per share payable on June 15, 2021 to shareholders of record as of June 1, 2021.

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

Cash and cash equivalents consist of the following:

	March 31, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$792,947	$792,947	$602,112	$602,112
Corporate commercial paper	938,412	938,471	872,287	872,350
Time deposits	62,034	62,034	53,392	53,392
Total cash and cash equivalents	$1,793,393	$1,793,452	$1,527,791	$1,527,854

The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).

Note 7. Contingencies

The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of March 31, 2021, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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

Financial information regarding the Company’s operations by geographic area is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the three months ended March 31, 2021:
Revenues	$875,392	94,858	44,864	1,325,621	363,682	493,718	160,609	(1,204)	3,357,540
Directly related cost of transportation and other expenses[1]	$502,637	53,791	26,700	1,084,102	283,860	334,294	121,212	(592)	2,406,004
Salaries and other operating expenses[2]	$238,698	25,737	12,377	106,920	43,165	109,455	30,275	(606)	566,021
Operating income	$134,057	15,330	5,787	134,599	36,657	49,969	9,122	(6)	385,515
Identifiable assets at period end	$2,747,984	194,050	93,072	988,954	331,271	853,944	265,495	(19,773)	5,454,997
Capital expenditures	$3,025	122	53	357	579	3,554	701	—	8,391
Equity	$1,985,265	73,066	32,632	342,233	148,293	218,198	121,040	(42,077)	2,878,650
For the three months ended March 31, 2020:
Revenues	$650,407	81,831	37,890	537,955	169,042	320,640	105,039	(940)	1,901,864
Directly related cost of transportation and other expenses[1]	$373,961	45,890	23,765	425,301	121,282	221,998	74,976	(445)	1,286,728
Salaries and other operating expenses[2]	$225,944	23,712	11,749	57,433	29,908	81,854	25,950	(469)	456,081
Operating income	$50,502	12,229	2,376	55,221	17,852	16,788	4,113	(26)	159,055
Identifiable assets at period end	$1,858,250	135,810	68,402	512,808	179,508	554,831	200,382	(24)	3,509,967
Capital expenditures	$4,497	61	102	325	188	645	309	—	6,127
Equity	$1,369,580	63,378	28,020	237,255	102,001	159,222	113,349	(35,660)	2,037,145

[1]

Directly related cost of transportation and other expenses totals operating expenses from airfreight services, ocean freight and ocean services and customs brokerage and other services as shown in the condensed consolidated statements of earnings.

[2]

Salaries and other operating expenses totals salaries and related, rent and occupancy, depreciation and amortization, selling and promotion and other as shown in the condensed consolidated statements of earnings.

The Company’s consolidated financial results in the three months ended March 31, 2021 and 2020 were each significantly impacted by the effects of the global pandemic in divergent ways. In the first quarter of 2021, the Company experienced strong volumes and high sell and buy rates as a result of imbalances between demand and carrier capacity and continuing effects of disruptions in supply chains originating in measures to combat the pandemic in 2020. This is in contrast with slower activity in North Asia in the first quarter of 2020 as the pandemic resulted in temporary closures and limited operations in the Company’s China offices. Shipments were also rerouted or delayed by customers and service providers as they were taking their own precautionary measures. These impacts are affecting all of the Company’s geographical segments and most notably the year-over-year comparability of the North Asia segment. In the first quarter of 2021, the People's Republic of China, including Hong Kong, represented 32% and 27%, respectively, of the Company’s total revenues and total operating income, whereas in the first quarter of 2020 it represented 23% and 25%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

Certain portions of this report on Form 10-Q including the sections entitled "Overview," "Expeditors' Culture and Strategy," "International Trade and Competition," "Seasonality," "Critical Accounting Estimates," "Results of Operations," "Income tax expense," "Currency and Other Risk Factors" and "Liquidity and Capital Resources" contain forward-looking statements. Words such as "will likely result," "expects", "are expected to," "would expect," "would not expect," "will continue," "is anticipated," "estimate," "project," "plan," "believe," "probable," "reasonably possible," "may," "could," "should," "intends," "foreseeable future" and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, the anticipated impact and duration of Novel Coronavirus (COVID-19) pandemic, and other characterizations of future events or circumstances are forward-looking statements. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements.  Attention should be given to the risk factors identified and discussed in Part I, Item 1A in the Company's annual report on Form 10-K filed on February 19, 2021. Management believes that these forward-looking statements are reasonable as of this filing date and we do not assume any obligations to update these statements except as required by law.

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

We derive our revenues by entering into agreements that are generally comprised of a single performance obligation, which is that freight is shipped for and received by our customer. Each performance obligation is comprised of one or more of the Company's services. We typically satisfy our performance obligations as services are rendered over time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. Our three principal services are the revenue categories presented in our financial statements: 1) airfreight services, 2) ocean freight and ocean services, and 3) customs brokerage and other services. The most significant drivers of changes in revenues and related transportation expenses are volume, sell rates and buy rates. Volume has a similar effect on the change in both revenues and related transportation expenses in each of our three primary sources of revenue.

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

The mix of services varies by segment based primarily on the import or export orientation of local operations in each of our regions. In accordance with our revenue recognition policy (see Note 1.B to the condensed consolidated financial statements in this report) freight revenue and related expenses are recorded by the office that performs the transportation service. Shipment profits are split between origin and destination offices by recording a commission fee or profit share of revenue at the destination.

The disruptions on supply chains and transportation caused by the ongoing COVID-19 pandemic have significantly affected our business operations and operating results for the three months ended March 31, 2021. Continued imbalance between demand and available capacity for all transportation modes have resulted in historically high average buy and sell rates and creates challenging conditions for our districts to meet our customers’ needs. We expect that these disruptive conditions may continue through the remainder of the year. We are unable to predict how these uncertainties will affect our future operations or financial results. In an effort to protect the health and safety of our employees, we continue to operate under our global business continuity plan that we implemented in the first quarter of 2020. See Part I, Item 1A: “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020 for additional details.

Expeditors' Culture and Strategy

We believe that our unique culture, at the center of which are our employees, is a critical component to our continued success. We strongly believe that it is nearly impossible to predict events that, individually or in the aggregate, could have a positive or a negative impact on our future operations. As a result, management's focus is on building and maintaining a global corporate culture and an environment where well-trained employees and managers are prepared to identify and react to changes as they develop and thereby help us adapt and thrive as major trends emerge. Global consistency and compliance is fundamental to preserving our culture and network of people, processes, technology and locations.

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

Our ability to provide services to customers is highly dependent on good working relationships with a variety of entities including airlines, ocean carriers, ground transportation providers and governmental agencies. The significance of maintaining acceptable working relationships with these entities has gained increased importance as a result of ongoing concern over supply-chain disruptions, terrorism, security, changes in governmental regulation and oversight of international trade. A good reputation helps to develop practical working understandings that will assist in meeting security requirements while minimizing potential international trade obstacles, especially as governments promulgate new regulations in reaction to the pandemic and increase oversight and enforcement of new and existing laws. We consider our current working relationships with these entities to be satisfactory.

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

International Trade and Competition

We operate in over 60 countries in the competitive global logistics industry and our activities are closely tied to the global economy. The global economy entered into a recession as a result of the pandemic and ongoing related precautionary measures including government mandated lockdowns, shutdown of manufacturing and operations for non-essential businesses and travel restrictions. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to tariffs and trade restrictions and accords. Currently, the United States and China have significantly increased tariffs on certain imports and are engaged in trade negotiations and changes to export regulations and tariffs. We cannot predict the outcome of changes in tariffs, or interpretations, and trade restrictions and accords and the effects they will have on our business. As governments implement higher tariffs on imports, manufacturers may accelerate, to the extent possible, shipments to avoid higher tariffs and, over time, may shift manufacturing to other countries. The pandemic’s significant impact on supply chains along with other geo-political considerations may also drive manufacturers to relocate their operations or make changes to how they manage their supply chains and inventories in order to reduce their exposure to such disruptions in the future. Doing business in foreign locations also subjects us to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies and inter-governmental disputes concerning international trade, our business may also be negatively affected by political developments and changes in government personnel or policies in the United States and other countries, as well as economic turbulence, political unrest and security concerns in the nations and on the trade shipping lanes in which we conduct business and the future impact that these events may have on international trade, oil prices and security costs.

In 2020, the United Kingdom and the European Union negotiated the terms of the United Kingdom's exit from the European Union (Brexit), which were effective on January 1, 2021. The full long-term impact of the United Kingdom’s departure, and impact to international trade, is still uncertain.

The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. Our pricing and terms continue to be pressured by uncertainty in global trade and economic conditions, concerns over availability of airfreight, ocean freight and trucking capacity, volatile carrier pricing, disruptions in port services, political unrest and fluctuating currency exchange rates. We expect these operating and competitive conditions to continue.

Air carriers are experiencing significant cash flow challenges as a result of travel restrictions resulting in cancellation of flights and have incurred record operating losses in 2020 and 2021. Uncertainty over recovery of demand for passenger air travel, in particular business travel, compared to pre-pandemic levels may impact air carriers’ operations and financial stability long term. Prior to 2020, many ocean carriers incurred substantial operating losses, and are highly leveraged with debt. When the market experiences seasonal peaks or any sort of disruption, the carriers often increase their pricing suddenly. This carrier behavior creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.

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

The global economic and trade environments remain uncertain, including the ongoing impacts of the pandemic. We cannot predict the impact of future changes in global trade on our operating results, freight volumes, pricing, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or on changes in competitors' behavior. Additionally, we cannot predict the direct or indirect impact that further changes in consumer purchasing behavior, such as online shopping, could have on our business. In response to governments implementing higher tariffs on imports as well as responses to the pandemic’s disruptions, some customers have begun shifting manufacturing to other countries which could negatively impact us.

Seasonality

Historically, our operating results have been subject to seasonal demand trends with the first quarter being the weakest and the third and fourth quarters being the strongest; however, there is no assurance that this seasonal trend will occur in the future or to what degree it will continue to be impacted in 2021 by the pandemic. This historical pattern has been the result of, or influenced by, numerous factors, including weather patterns, national holidays, consumer demand, new product launches, economic conditions, pandemics, governmental policies and inter-governmental disputes and a myriad of other similar and subtle forces. In addition, this historical quarterly trend has been influenced by the growth and diversification of our international network and service offerings.

A significant portion of our revenues is derived from customers in the retail and technology industries whose shipping patterns are tied closely to consumer demand, and from customers in industries whose shipping patterns are dependent upon just-in-time production schedules. Therefore, the timing of our revenues are, to a large degree, impacted by factors out of our control, such as a sudden change in consumer demand for retail goods, changes in trade tariffs, product launches, disruptions in supply-chains and/or manufacturing production delays. Additionally, many customers ship a significant portion of their goods at or near the end of a quarter and, therefore, we may not learn of a shortfall in revenues until late in a quarter.

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

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments. We base our estimates on historical experience and on assumptions that we believe are reasonable. Our critical accounting estimates are discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our annual report on Form 10-K for the year ended December 31, 2020, filed on February 19, 2021. There have been no material changes to the critical accounting estimates previously disclosed in that report.

Results of Operations

The following table shows the revenues, the directly related cost of transportation and other expenses for our principal services and our overhead expenses for the three months ended March 31, 2021 and 2020, including the respective percentage changes comparing 2021 and 2020.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended March 31,
(in thousands)	2021	2020	Percentage change
Airfreight services:
Revenues	$1,476,961	$709,039	108%
Expenses	1,105,590	520,169	113
Ocean freight services and ocean services:
Revenues	958,178	493,427	94
Expenses	746,701	366,483	104
Customs brokerage and other services:
Revenues	922,401	699,398	32
Expenses	553,713	400,076	38
Overhead expenses:
Salaries and related costs	452,105	342,040	32
Other	113,916	114,041	—
Total overhead expenses	566,021	456,081	24
Operating income	385,515	159,055	142
Other income, net	4,946	8,191	(40)
Earnings before income taxes	390,461	167,246	133
Income tax expense	102,511	44,464	131
Net earnings	287,950	122,782	135
Less net earnings attributable to the noncontrolling interest	730	438	67
Net earnings attributable to shareholders	$287,220	$122,344	135%

Airfreight services:

In 2020 and continuing in the first quarter of 2021, airfreight services experienced unprecedented events in response to the global pandemic. As a result of travel restrictions and lower passenger demand, airlines significantly reduced flight schedules which limited available belly space for cargo at a time where global demand remained high. Demand grew in the fourth quarter of 2020 and continued to remain high in the first quarter of 2021, amplified by customers converting to air shipments due to disruptions in ocean transportation, placing further constraints on available capacity. These conditions have caused extreme imbalances between carrier capacity and demand, principally on exports out of North Asia. In order to execute and meet the transportation needs of our customers we heavily utilized charter flights and purchased capacity in advance and on the spot market, which resulted in sustained high average buy and sell rates.

Airfreight services revenues and expenses increased 108% and 113%, respectively, during the three months ended March 31, 2021, as compared with the same period in 2020, due to a 29% increase in tonnage and a 70% increase in both average sell and buy rates, respectively. Sell and buy rates increased in all regions with the largest impacts in North Asia, South Asia and Europe. Tonnage increased in all regions with the largest increase coming from exports out of North Asia compared to low levels of activity in the first quarter of 2020 due to pandemic related closures in China. North Asia airfreight services revenue represented 21% and 14% of total Company consolidated revenues for the three months ended March 31, 2021 and 2020, respectively.

These conditions create a high degree of volatility in volumes, buy rates and sell rates and are expected to continue for the remainder of the year as international passenger flights are not expected to return to pre-pandemic levels and additional capacity from freighters is limited. The historically high buy and sell rates have significantly contributed to the growth in our expenses and revenues and financial results in the first quarter of 2021. These unprecedented operating conditions are not expected to be sustained long-term. We are unable to predict how these uncertainties and any future disruptions will affect our future operations or financial results.

Ocean freight and ocean services:

Ocean freight consolidation, direct ocean forwarding and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues and expenses increased 94% and 104%, respectively, for the three months ended March 31, 2021 as compared to the same period in 2020. The largest component of our ocean freight and ocean services revenue was derived from ocean freight consolidation, which represented 77% and 63% of ocean freight and ocean services revenue for the three months ended March 31, 2021 and 2020, respectively.

Ocean freight consolidation revenues and expenses both increased 135% for the three months ended March 31, 2021 as compared with the same period in 2020, primarily due to an 84% and 82% increase in average sell and buy rates, respectively, and a 29% increase in containers shipped. Demand started increasing in the second half of 2020 and continued to increase through the first quarter of 2021 due to backlogs in supply chains and low customer inventory levels, creating a severe imbalance between demand and capacity in particular on exports from North Asia and South Asia. The deficiency in available capacity continues to be affected by congestion at ports due to labor and equipment shortages, which disrupted sailing schedules, and resulted in record high average buy rates. Average sell rates and volumes increased in first quarter of 2021, compared to low levels of activity in the first quarter of 2020 due to pandemic closures in China. We were able to timely adjust to market conditions and leverage our capacity agreements with ocean carriers as global demand increased.

Containers shipped were up in all regions except for North America where they declined 11%. North Asia ocean freight and ocean services revenues and directly related expenses increased 152% and 168%, respectively, for the three months ended March 31, 2021, primarily due to higher sell rates and buy rates and a 51% increase in containers shipped.

Direct ocean freight forwarding revenues and expenses increased 18% and 22%, respectively, for the three months ended March 31, 2021, principally due to higher volumes and increased ancillary services provided primarily in North Asia and Europe. Order management revenues and expenses increased 32% and 33%, respectively, for the three months ended March 31, 2021, due to higher volumes particularly from the retail industry.

Most ocean carriers experienced significant increase in market demand starting in the second half of 2020 and we expect this demand to continue throughout 2021. Until port congestion and equipment shortages subside, we believe there will be continued pressure on buy rates, which includes the recent disruption in transit that occurred through the Suez Canal. We also expect that pricing volatility will continue as customers solicit bids, react to governmental trade policies, and adjust to the continued disruptions of the global economy from the pandemic, and carriers continue to adapt to changes in capacity and market demand. These conditions could result in lower operating income. The historically high buy and sell rates have significantly contributed to the growth in our expenses and revenues in the first quarter of 2021. These unprecedented operating conditions are not expected to be sustained long-term.

Customs brokerage and other services:

Customs brokerage and other services revenues increased 32% and expenses increased 38% for the three months ended March 31, 2021, respectively, as compared with the same period in 2020, primarily due to an increase in shipments from existing and new customers, an increase in demand for brokerage services, in part due to Brexit and higher charges on import services due to ports’ congestion. Road freight and distribution services also grew as a result of higher volumes. Slowdowns due to the pandemic related closures affected volumes, particularly in aerospace, automotive, oil and energy and certain portions of the retail sectors in 2020 creating a backlog in supply chains that resulted in higher demand for services in the first quarter of 2021. Customers continue to value our brokerage services due to changing tariffs and increasing complexity in the declaration process. Customers seek knowledgeable customs brokers with sophisticated computerized capabilities critical to an overall logistics management program that are necessary to rapidly respond to changes in the regulatory and security environment.

North America and Europe revenues increased 32% and 38%, respectively, and directly related expenses increased 44% and 31%, respectively, for the three months ended March 31, 2021, as compared with the same period for 2020, primarily as a result of higher volumes in customs brokerage and higher charges on import services due to port congestion.

Overhead expenses:

Salaries and related costs increased by 32% for the three months ended March 31, 2021, as compared with the same period in 2020, principally due to increases in commissions and bonuses earned from higher revenues and operating income.

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

Our management compensation programs have always been incentive-based and performance driven. Bonuses to field and executive management for the three months ended March 31, 2021 were up 112% when compared to the same period in 2020, primarily due to a 142% increase in operating income offset by a reduction made to senior executive management bonus allocations, as well as unused bonus allocations available for future investments in the development of key personnel.

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

Other overhead expenses remained constant for the three months ended March 31, 2021, as compared with the same period in 2020. There was a significant decrease in travel and entertainment expenses due to travel restrictions offset by an increase in expense for renting additional space, higher local tax expenses and technology related costs. We will continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to explore new areas for profitable growth.

Income tax expense:

Our consolidated effective income tax rate was 26.3% for the three months ended March 31, 2021, as compared to 26.6% for the same period in 2020. The effect of higher average tax rates related to our international subsidiaries, when compared to U.S. federal and state tax rates, were partially offset by U.S. foreign tax credits and U.S. income tax deductions for Foreign-derived intangible income (FDII). Some elements of the recorded impacts of the 2017 Tax Act could be impacted by further legislative action as well as additional interpretations and guidance issued by the IRS or Treasury. See Note 3 to the condensed consolidated financial statements for additional information.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates dealing with a multitude of currencies other than the U.S. dollar. This results in our being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or agency relationships have strict currency control regulations, which influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three months ended March 31, 2021 and 2020 was insignificant. We had no foreign currency derivatives outstanding at March 31, 2021 and December 31, 2020. During the three months ended March 31, 2021 and 2020 net foreign currency gains were approximately $3 million and $4 million, respectively.

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

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three months ended March 31, 2021 was $356 million as compared with $165 million for the same period in 2020. The $191 million increase for the three months ended March 31, 2021 was primarily due to higher airfreight and ocean revenues and changes in working capital. At March 31, 2021, working capital was $2,299 million, including cash and cash equivalents of $1,793 million. Other than our recorded lease liabilities, we had no long-term obligations or debt at March 31, 2021. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future.

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

Our business historically has been subject to seasonal fluctuations and this is expected to continue in the future. Cash flows fluctuate as a result of this seasonality. Historically, the first quarter shows an excess of customer collections over customer billings. This results in positive cash flow. The increased activity associated with periods of higher demand (typically commencing late second or early third quarter and continuing well into the fourth quarter) causes an excess of customer billings over customer collections. This cyclical growth in customer receivables consumes available cash. However, there is no assurance that this seasonal trend will occur in the future or to what degree it will continue to be impacted in 2021 by the pandemic.

Cash used in investing activities for the three months ended March 31, 2021 was $8 million as compared with $6 million in the same period of 2020, primarily for capital expenditures. Capital expenditures in the three months ended March 31, 2021 was primarily related to continuing investments in building and leasehold improvements and technology and facilities equipment. Total anticipated capital expenditures in 2021 are currently estimated to be $45 million. This includes routine capital expenditures and investments in technology.

Cash from financing activities during the three months ended March 31, 2021 was $68 million as compared with cash used in financing activities of $261 million in the same period in 2020. We use the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to limit the growth in outstanding shares. During the three months ended March 31, 2021 and 2020, we used cash to repurchase 0.9 million and 4.0 million shares of common stock, respectively.

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

We maintain international unsecured bank lines of credit. At March 31, 2021, we were contingently liable for $71 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At March 31, 2021, cash and cash equivalent balances of $745 million were held by our non-United States subsidiaries, of which $28 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the three months ended March 31, 2021, would have had the effect of raising operating income by approximately $28 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $23 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the three months ended March 31, 2021 and 2020 was insignificant. During the three months ended March 31, 2021 and 2020 net foreign currency gains were approximately $3 million and $4 million, respectively. We had no foreign currency derivatives outstanding at March 31, 2021 and December 31, 2020. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of March 31, 2021, we had approximately $150 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.

Interest Rate Risk

At March 31, 2021, we had cash and cash equivalents of $1,793 million of which $1,000 million was invested at various short-term market interest rates. Other than our recorded lease liabilities, we had no long-term obligations or debt at March 31, 2021. A hypothetical change in the interest rate of 10 basis points at March 31, 2021 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the first quarter of 2021.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Expeditors is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on our operations, cash flows or financial position. As of March 31, 2021, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

Item 1A. Risk Factors

There have been no material changes in Expeditors' risk factors from those disclosed under Item 1A Risk Factors in our annual report on Form 10-K filed on February 19, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
January 1-31, 2021	—	$—	—	9,343,149
February 1-28, 2021	924,913	92.98	924,913	8,774,212
March 1-31, 2021	—	—	—	8,807,642
Total	924,913	$92.98	924,913	8,807,642

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	Not applicable.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

May 6, 2021	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

May 6, 2021	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer