Form 10-Q
period 2021-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2021-08-05
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

At August 2, 2021, the number of shares outstanding of the issuer’s common stock was 169,891,158.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets:
Current Assets:
Cash and cash equivalents	$1,674,121	$1,527,791
Accounts receivable, less allowance for credit loss of $6,104 at June 30, 2021 and $5,579 at December 31, 2020	2,647,516	1,998,055
Deferred contract costs	534,692	327,448
Other	128,933	110,250
Total current assets	4,985,262	3,963,544
Property and equipment, less accumulated depreciation and amortization of $534,790 at June 30, 2021 and $516,988 at December 31, 2020	499,282	506,425
Operating lease right-of-use assets	443,708	432,723
Goodwill	7,927	7,927
Other assets, net	16,992	16,884
Total assets	$5,953,171	$4,927,503
Liabilities:
Current Liabilities:
Accounts payable	$1,408,572	$1,136,859
Accrued expenses, primarily salaries and related costs	319,696	257,021
Contract liabilities	619,140	379,722
Current portion of operating lease liabilities	80,210	74,004
Federal, state and foreign income taxes	57,608	45,437
Total current liabilities	2,485,226	1,893,043
Noncurrent portion of operating lease liabilities	370,333	364,185
Deferred federal and state income taxes, net	13,961	7,048
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding: 169,169 shares at June 30, 2021 and 169,294 shares at December 31, 2020	1,692	1,693
Additional paid-in capital	79,357	157,496
Retained earnings	3,104,471	2,600,201
Accumulated other comprehensive loss	(106,066)	(99,753)
Total shareholders’ equity	3,079,454	2,659,637
Noncontrolling interest	4,197	3,590
Total equity	3,083,651	2,663,227
Total liabilities and equity	$5,953,171	$4,927,503

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:
Airfreight services	$1,523,569	$1,269,654	$2,849,484	$1,925,252
Ocean freight and ocean services	1,098,550	489,385	2,052,462	980,725
Customs brokerage and other services	986,974	652,039	1,905,967	1,348,868
Total revenues	3,609,093	2,411,078	6,807,913	4,254,845
Operating Expenses:
Airfreight services	1,136,328	932,137	2,090,872	1,398,865
Ocean freight and ocean services	862,251	361,272	1,604,686	725,668
Customs brokerage and other services	600,054	368,078	1,150,359	765,585
Salaries and related	481,186	395,107	933,291	737,147
Rent and occupancy	45,366	41,375	90,646	83,899
Depreciation and amortization	12,675	14,109	25,662	26,769
Selling and promotion	3,172	3,113	6,242	11,356
Other	57,416	48,261	109,995	98,875
Total operating expenses	3,198,448	2,163,452	6,011,753	3,848,164
Operating income	410,645	247,626	796,160	406,681
Other Income (Expense):
Interest income	2,188	2,559	4,134	7,366
Other, net	2,649	797	5,649	4,181
Other income, net	4,837	3,356	9,783	11,547
Earnings before income taxes	415,482	250,982	805,943	418,228
Income tax expense	98,508	66,794	201,019	111,258
Net earnings	316,974	184,188	604,924	306,970
Less net earnings attributable to the noncontrolling interest	602	319	1,332	757
Net earnings attributable to shareholders	$316,372	$183,869	$603,592	$306,213
Diluted earnings attributable to shareholders per share	$1.84	$1.09	$3.52	$1.80
Basic earnings attributable to shareholders per share	$1.87	$1.10	$3.57	$1.83
Weighted average diluted shares outstanding	171,677	169,290	171,660	170,382
Weighted average basic shares outstanding	169,210	166,767	169,140	167,751

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net earnings	$316,974	$184,188	$604,924	$306,970
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of income taxes expense (benefit) of $221 and $(5,148) for the three months ended June 30, 2021 and 2020 and $(3,172) and $(3,974) for the six months ended June 30, 2021 and 2020.	9,159	16,410	(7,038)	(22,439)
Other comprehensive income (loss)	9,159	16,410	(7,038)	(22,439)
Comprehensive income	326,133	200,598	597,886	284,531
Less comprehensive income attributable to the noncontrolling interest	341	141	607	289
Comprehensive income attributable to shareholders	$325,792	$200,457	$597,279	$284,242

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating Activities:
Net earnings	$316,974	$184,188	$604,924	$306,970
Adjustments to reconcile net earnings to net cash from operating activities:
Provisions for losses on accounts receivable	1,090	2,389	2,289	4,209
Deferred income tax expense	1,850	9,287	10,001	4,148
Stock compensation expense	30,909	21,638	42,094	32,794
Depreciation and amortization	12,675	14,109	25,662	26,769
Other, net	346	118	897	551
Changes in operating assets and liabilities:
Increase in accounts receivable	(410,783)	(185,055)	(663,697)	(168,375)
Increase in accounts payable and accrued expenses	100,118	106,760	333,271	107,677
Increase in deferred contract costs	(150,382)	(2,333)	(221,640)	(18,401)
Increase (decrease) in contract liabilities	174,504	(595)	254,094	20,606
(Decrease) increase in income taxes payable, net	(47,994)	20,154	(1,356)	30,642
Decrease (increase) in other, net	1,164	16,061	(324)	4,131
Net cash from operating activities	30,471	186,721	386,215	351,721
Investing Activities:
Purchase of property and equipment	(6,539)	(22,114)	(14,930)	(28,241)
Other, net	138	(68)	104	(211)
Net cash from investing activities	(6,401)	(22,182)	(14,826)	(28,452)
Financing Activities:
Proceeds from issuance of common stock	22,711	29,187	42,468	52,586
Repurchases of common stock	(62,472)	(30,985)	(148,469)	(314,225)
Dividends paid	(98,387)	(86,815)	(98,387)	(86,815)
Payments for taxes related to net share settlement of equity awards	(13,893)	(9,170)	(15,168)	(10,566)
Net cash from financing activities	(152,041)	(97,783)	(219,556)	(359,020)
Effect of exchange rate changes on cash and cash equivalents	8,699	1,726	(5,503)	(14,285)
Change in cash and cash equivalents	(119,272)	68,482	146,330	(50,036)
Cash and cash equivalents at beginning of period	1,793,393	1,111,973	1,527,791	1,230,491
Cash and cash equivalents at end of period	$1,674,121	$1,180,455	$1,674,121	$1,180,455
Taxes Paid:
Income taxes	$143,959	$38,504	$190,536	$73,808

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Common Stock
For the three months ended June 30, 2021 and 2020	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at March 31, 2021	168,808	$1,688	$101,269	$2,887,323	$(115,486)	$2,874,794	$3,856	$2,878,650
Shares issued under employee stock plans	861	9	8,809	—	—	8,818	—	8,818
Shares repurchased under provisions of stock repurchase plan	(500)	(5)	(62,467)	—	—	(62,472)	—	(62,472)
Stock compensation expense	—	—	30,909	—	—	30,909	—	30,909
Net earnings	—	—	—	316,372	—	316,372	602	316,974
Other comprehensive income (loss)	—	—	—	—	9,420	9,420	(261)	9,159
Dividends paid ($0.58)	—	—	837	(99,224)	—	(98,387)	—	(98,387)
Balance at June 30, 2021	169,169	$1,692	$79,357	$3,104,471	$(106,066)	$3,079,454	$4,197	$3,083,651

Balance at March 31, 2020	166,193	$1,662	$682	$2,202,208	$(169,746)	$2,034,806	$2,339	$2,037,145
Shares issued under employee stock plans	1,023	10	20,007	—	—	20,017	—	20,017
Shares repurchased under provisions of stock repurchase plan	(400)	(4)	(30,981)	—	—	(30,985)	—	(30,985)
Stock compensation expense	—	—	21,638	—	—	21,638	—	21,638
Net earnings	—	—	—	183,869	—	183,869	319	184,188
Other comprehensive income (loss)	—	—	—	—	16,588	16,588	(178)	16,410
Dividends paid ($0.52)	—	—	875	(87,690)	—	(86,815)	—	(86,815)
Balance at June 30, 2020	166,816	$1,668	$12,221	$2,298,387	$(153,158)	$2,159,118	$2,480	$2,161,598

	Common Stock
For the six months ended June 30, 2021 and 2020	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2020	169,294	$1,693	$157,496	$2,600,201	$(99,753)	$2,659,637	$3,590	$2,663,227
Shares issued under employee stock plans	1,300	13	27,287	—	—	27,300	—	27,300
Shares repurchased under provisions of stock repurchase plans	(1,425)	(14)	(148,455)	—	—	(148,469)	—	(148,469)
Stock compensation expense	—	—	42,094	—	—	42,094	—	42,094
Net earnings	—	—	—	603,592	—	603,592	1,332	604,924
Other comprehensive income (loss)	—	—	—	—	(6,313)	(6,313)	(725)	(7,038)
Dividends paid ($0.58)	—	—	935	(99,322)	—	(98,387)	—	(98,387)
Balance at June 30, 2021	169,169	$1,692	$79,357	$3,104,471	$(106,066)	$3,079,454	$4,197	$3,083,651

Balance at December 31, 2019	169,622	$1,696	$3,203	$2,321,316	$(131,187)	$2,195,028	$2,191	$2,197,219
Cumulative effect of accounting change	—	—	—	6,074	—	6,074	—	6,074
Shares issued under employee stock plans	1,594	16	42,004	—	—	42,020	—	42,020
Shares repurchased under provisions of stock repurchase plans	(4,400)	(44)	(66,780)	(247,401)	—	(314,225)	—	(314,225)
Stock compensation expense	—	—	32,794	—	—	32,794	—	32,794
Net earnings	—	—	—	306,213	—	306,213	757	306,970
Other comprehensive income (loss)	—	—	—	—	(21,971)	(21,971)	(468)	(22,439)
Dividends paid ($0.52)	—	—	1,000	(87,815)	—	(86,815)	—	(86,815)
Balance at June 30, 2020	166,816	$1,668	$12,221	$2,298,387	$(153,158)	$2,159,118	$2,480	$2,161,598

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

All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for per share data or unless otherwise specified. Certain prior year amounts have been revised to correct for immaterial errors. See Note 9 for further information.
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

The Company typically satisfies its performance obligations as services are rendered over time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed over the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one to two month-period and contracts with customers have an original expected duration of less than one year. The Company satisfied nearly all performance obligations for the contract liabilities recorded as of March 31, 2021.
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

The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method leveraging historical credit loss information and including considerations of the current economic environment. Additional allowances may be necessary in the future if changes in economic conditions are significant enough to affect expected credit losses. The Company has recorded an allowance for credit loss in the amounts of $6,104 as of June 30, 2021 and $5,579 as of December 31, 2020. Additions and write-offs have not been significant in the periods presented.
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

In the second quarter of 2021 and 2020, the Company awarded 307 and 459 restricted stock units (RSUs), respectively. The RSUs were granted at a weighted-average fair value of $113.82 in 2021 and $72.90 in 2020. The RSUs vest annually over 3 years based on continued employment and are settled upon vesting in shares of the Company's common stock on a one-for-one basis. The value of an RSU award is based on the Company's stock price on the date of grant. Additionally, in the second quarter of 2021 and 2020, 13 and 19 fully vested RSUs were granted to non-employee directors, respectively.

The Company also awarded 75 and 95 performance stock units (PSUs) in the second quarter of 2021 and 2020, respectively. Outstanding PSUs include performance conditions to be finally measured in 2021, 2022 and 2023. The final number of PSUs will be determined using an adjustment factor of up to 2 times or down to 0.5 of the targeted PSU grant. If the minimum performance thresholds are not achieved, no shares will be issued. Each PSU will convert to one share of the Company's common stock upon vesting.

The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year. No shares were issued in the three and six months ended June 30, 2021 and 2020, respectively.

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

The 2017 Tax Act included provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. The Company treats BEAT and GILTI as components of current income tax expense. For the three and six months ended June 30, 2021 and 2020, there was no BEAT expense and GILTI expense was insignificant.

The Company’s consolidated effective income tax rate was 23.7% and 24.9%, respectively, for the three and six months ended June 30, 2021 as compared to 26.6% for both comparable periods in 2020. The three and six months ended June 30, 2021, effective tax rate benefited from increased tax deductions related to share-based compensation and a favorable adjustment to the deferred tax liability required for unremitted foreign earnings when compared to the same periods in 2020. The effect of higher average tax rates related to our international subsidiaries, when compared to U.S. federal and state tax rates, were partially offset by U.S. foreign tax credits and U.S. income tax deductions for Foreign-derived intangible income (FDII).

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

The total amount of the Company’s tax contingencies may increase in 2021. In addition, changes in state, federal, and foreign tax laws, including transfer pricing and changes in interpretations of these laws may increase the Company’s existing tax contingencies. The timing of the resolution of income tax examinations can be highly uncertain, and the amounts ultimately paid including interest and penalties, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts recorded. It is reasonably possible that within the next twelve months the Company may undergo further audits and examinations by various tax authorities and possibly may reach resolution related to income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to the Company’s contingencies related to positions on tax filings in future years. The estimate of any ultimate tax liability contains assumptions based on experiences, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by the taxing jurisdiction. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the three and six months ended June 30, 2021 and 2020.

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

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended June 30,
	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2021
Basic earnings attributable to shareholders	$316,372	169,210	$1.87
Effect of dilutive potential common shares	—	2,467	—
Diluted earnings attributable to shareholders	$316,372	171,677	$1.84
2020
Basic earnings attributable to shareholders	$183,869	166,767	$1.10
Effect of dilutive potential common shares	—	2,523	—
Diluted earnings attributable to shareholders	$183,869	169,290	$1.09

	Six months ended June 30,
	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2021
Basic earnings attributable to shareholders	$603,592	169,140	$3.57
Effect of dilutive potential common shares	—	2,520	—
Diluted earnings attributable to shareholders	$603,592	171,660	$3.52
2020
Basic earnings attributable to shareholders	$306,213	167,751	$1.83
Effect of dilutive potential common shares	—	2,631	—
Diluted earnings attributable to shareholders	$306,213	170,382	$1.80

Substantially all outstanding potential common shares as of June 30, 2021 and 2020 were dilutive.

Note 5. Shareholders' Equity

The Company has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding common stock down to 160,000 shares. During the six months ended June 30, 2021, 1,425 shares were repurchased at an average price of $104.20 per share, compared to 4,400 shares at an average price of $71.41 per share during the same period in 2020.

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

Cash and cash equivalents consist of the following:

	June 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$761,806	$761,806	$602,112	$602,112
Corporate commercial paper	845,471	845,527	872,287	872,350
Time deposits	66,844	66,844	53,392	53,392
Total cash and cash equivalents	$1,674,121	$1,674,177	$1,527,791	$1,527,854

The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).

Note 7. Contingencies

The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of June 30, 2021, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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

Financial information regarding the Company’s operations by geographic area is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the three months ended June 30, 2021:
Revenues	$997,567	101,465	46,981	1,309,382	417,718	544,949	192,186	(1,155)	3,609,093
Directly related cost of transportation and other expenses[1]	$566,882	59,311	25,952	1,086,641	335,219	376,856	148,290	(518)	2,598,633
Salaries and other operating expenses[2]	$241,121	31,300	14,735	106,812	49,046	123,408	34,026	(633)	599,815
Operating income	$189,564	10,854	6,294	115,929	33,453	44,685	9,870	(4)	410,645
Identifiable assets at period end	$2,972,363	196,558	102,296	1,114,475	377,370	929,706	291,406	(31,003)	5,953,171
Capital expenditures	$2,905	64	72	400	532	2,100	466	—	6,539
Equity	$2,163,114	80,802	36,316	318,111	146,583	255,006	128,148	(44,429)	3,083,651
For the three months ended June 30, 2020:
Revenues	$639,226	73,679	37,553	984,715	217,152	358,060	101,571	(878)	2,411,078
Directly related cost of transportation and other expenses[1]	$354,619	40,814	22,701	775,572	153,194	242,170	72,868	(451)	1,661,487
Salaries and other operating expenses[2]	$207,703	25,283	12,112	97,171	39,184	95,757	25,188	(433)	501,965
Operating income	$76,904	7,582	2,740	111,972	24,774	20,133	3,515	6	247,626
Identifiable assets at period end	$1,886,463	170,873	72,912	669,335	213,007	581,988	221,381	(5,782)	3,810,177
Capital expenditures	$19,076	1,148	216	385	182	993	114	—	22,114
Equity	$1,399,124	71,165	29,758	306,022	108,777	168,060	116,279	(37,587)	2,161,598

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the six months ended June 30, 2021:
Revenues	$1,872,957	195,582	91,845	2,518,430	767,484	1,011,282	352,692	(2,359)	6,807,913
Directly related cost of transportation and other expenses[1]	$1,069,517	112,361	52,652	2,054,170	605,163	683,765	269,399	(1,110)	4,845,917
Salaries and other operating expenses2	$479,819	57,037	27,112	213,732	92,211	232,863	64,301	(1,239)	1,165,836
Operating income	$323,621	26,184	12,081	250,528	70,110	94,654	18,992	(10)	796,160
Identifiable assets at period end	$2,972,363	196,558	102,296	1,114,475	377,370	929,706	291,406	(31,003)	5,953,171
Capital expenditures	$5,930	186	125	757	1,111	5,654	1,167	—	14,930
Equity	$2,163,114	80,802	36,316	318,111	146,583	255,006	128,148	(44,429)	3,083,651
For the six months ended June 30, 2020:
Revenues	$1,289,631	154,910	75,444	1,481,872	383,233	665,020	206,553	(1,818)	4,254,845
Directly related cost of transportation and other expenses[1]	$728,578	86,104	46,467	1,160,075	271,515	450,488	147,787	(896)	2,890,118
Salaries and other operating expenses2	$433,647	48,995	23,861	154,604	69,092	177,611	51,138	(902)	958,046
Operating income	$127,406	19,811	5,116	167,193	42,626	36,921	7,628	(20)	406,681
Identifiable assets at period end	$1,886,463	170,873	72,912	669,335	213,007	581,988	221,381	(5,782)	3,810,177
Capital expenditures	$23,573	1,209	318	710	370	1,638	423	—	28,241
Equity	$1,399,124	71,165	29,758	306,022	108,777	168,060	116,279	(37,587)	2,161,598

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

[3]	See Note 9 - Correction of Immaterial Errors.

The Company’s consolidated financial results in the three and six months ended June 30, 2021 and 2020 were each significantly impacted by the effects of the global pandemic in divergent ways. In the first and second quarter of 2021, the Company experienced strong volumes and high average sell and buy rates as a result of imbalances between demand and carrier capacity and continuing effects of disruptions in supply chains originating in measures to combat the pandemic in 2020.

This is in contrast with slower activity in North Asia in the first quarter of 2020 as the pandemic resulted in temporary closures and limited operations in the Company’s China offices. Shipments were also rerouted or delayed by customers and service providers as they were taking their own precautionary measures. This was followed by significant increases in airfreight services revenues and related expenses, in the second quarter of 2020, as a result of demand for time-sensitive delivery of technology equipment and medical equipment and supplies from China, which combined with reductions in airfreight supply resulted in significantly higher average buy and sell rates.

These impacts are affecting all of the Company’s geographical segments and most notably the year-over-year comparability of the North Asia segment. For the three months ended June 30, 2021 and 2020, the People's Republic of China, including Hong Kong, represented 29% and 34%, respectively, of the Company’s total revenues and 22% and 38%, respectively, of the total operating income. For the six months ended June 30, 2021 and 2020, the People's Republic of China, including Hong Kong, represented 29% of the Company’s total revenues and 24% and 33%, respectively, of the total operating income.

Note 9. Correction of Immaterial Errors

Beginning in the first quarter 2019, the Company made changes to its process and presentation of freight services revenue and directly related transportation operating expenses with the objective that at each reporting level (reporting entity, segment and consolidated level) the gross revenue and associated directly related operating expenses be representative of the location where the services were performed, the operating expenses were incurred and where the revenues were earned. During the second quarter 2021, management identified and corrected certain immaterial errors in the Company’s historical financial statements primarily related to this process that was utilized through the first quarter of 2021. The process missed an intercompany elimination of revenues and an equal and offsetting amount of directly related transportation expenses, principally impacting airfreight services in North Asia. The errors overstated revenues and directly related transportation operating expenses by equal amounts in the consolidated statements of earnings. The errors had no impact on operating income, net earnings, and earnings per share nor any other financial statement amount. Further, the errors had no impact on the balance sheets, statements of shareholders’ equity, other comprehensive income and cash flows. These errors do not affect any of the metrics used to calculate or evaluate management’s compensation and had no impact on bonuses, commissions, share-based compensation or any other employee remuneration. Historical amounts have been revised and are presented on a comparable basis.

The below tables present the effect of the correction for the following periods:

	Three Months ended Mar 31, 2021
	As Reported	Adjustments	As Corrected
Revenues:
Airfreight services	$1,476,961	$(151,046)	$1,325,915
Ocean freight and ocean services	958,178	(4,266)	953,912
Customs brokerage and other services	922,401	(3,408)	918,993
Total revenues[1]	3,357,540	(158,720)	3,198,820

Directly related transportation operating expenses:
Airfreight services	$1,105,590	$(151,046)	$954,544
Ocean freight and ocean services	746,701	(4,266)	742,435
Customs brokerage and other services	553,713	(3,408)	550,305
Total directly related transportation operating expenses[1]	2,406,004	(158,720)	2,247,284

1The North Asia business segment accounts for 73% of total adjustments.

	Three Months ended June 30, 2020
	As Reported	Adjustments	As Corrected
Revenues:
Airfreight services	$1,434,590	$(164,936)	$1,269,654
Ocean freight and ocean services	491,712	(2,327)	489,385
Customs brokerage and other services	654,330	(2,291)	652,039
Total revenues[1]	2,580,632	(169,554)	2,411,078

Directly related transportation operating expenses:
Airfreight services	$1,097,073	$(164,936)	$932,137
Ocean freight and ocean services	363,599	(2,327)	361,272
Customs brokerage and other services	370,369	(2,291)	368,078
Total directly related transportation operating expenses[1]	1,831,041	(169,554)	1,661,487

1The North Asia business segment accounts for 78% of total adjustments.

	Six Months ended June 30, 2020
	As Reported	Adjustments	As Corrected
Revenues:
Airfreight services	$2,143,629	$(218,377)	$1,925,252
Ocean freight and ocean services	985,139	(4,414)	980,725
Customs brokerage and other services	1,353,728	(4,860)	1,348,868
Total revenues[1]	4,482,496	(227,651)	4,254,845

Directly related transportation operating expenses:
Airfreight services	$1,617,242	$(218,377)	$1,398,865
Ocean freight and ocean services	730,082	(4,414)	725,668
Customs brokerage and other services	770,445	(4,860)	765,585
Total directly related transportation operating expenses[1]	3,117,769	(227,651)	2,890,118

1The North Asia business segment accounts for 76% of total adjustments.

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

The disruptions on supply chains and transportation caused by the pandemic have significantly affected our business operations and operating results in 2020 and 2021. Continued imbalances between demand and available capacity for all transportation modes have resulted in historically high average buy and sell rates and creates significant challenges for our network to meet our customers’ needs. We expect these disruptive conditions to continue over at least the remainder of the year. As discussed in more detail under “Results of Operations”, there are significant constraints on current capacity for both air freight and ocean freight.  This is due to a number of factors, including significantly reduced flight schedules which limited available belly space for cargo, congestion at ports, as well as labor and equipment shortages.  Air freighters and charters, container ships and gateway infrastructure are operating at near maximum capacity.  While we believe these constraints are not long-term in nature, they may impact our current ability to move increased air and ocean volumes in these capacity-constrained regions. We are unable to predict how these uncertainties will affect our future operations or financial results. In an effort to protect the health and safety of our employees, we continue to operate under our global business continuity plan that we implemented in the first quarter of 2020. See Part I, Item 1A: “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020 as updated herein under Part II Item 1A for additional details.

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

Most air carriers are experiencing significant cash flow challenges as a result of travel restrictions resulting in cancellation of flights and have incurred record operating losses in 2020 and 2021. Uncertainty over recovery of demand for passenger air travel, in particular business travel, compared to pre-pandemic levels may impact air carriers’ operations and financial stability long term. Prior to 2020, many ocean carriers incurred substantial operating losses, and are highly leveraged with debt. When the market experiences seasonal peaks or any sort of disruption, the carriers often increase their pricing suddenly. This carrier behavior creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.

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

The global economic and trade environments remain uncertain, including the ongoing impacts of the pandemic. We cannot predict the impact of future changes in global trade on our operating results, freight volumes, pricing and other operating costs, including inflationary pressures, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or on changes in competitors' behavior. Additionally, we cannot predict the direct or indirect impact that further changes in consumer purchasing behavior, such as online shopping, could have on our business. In response to governments implementing higher tariffs on imports as well as responses to the pandemic’s disruptions, some customers have begun shifting manufacturing to other countries which could negatively impact us.

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

Results of Operations

The following table shows the revenues, the directly related cost of transportation and other expenses for our principal services and our overhead expenses for the three and six months ended June 30, 2021 and 2020, including the respective percentage changes comparing 2021 and 2020.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2021	2020	Percentage change	2021	2020	Percentage change
Airfreight services:
Revenues[1]	$1,523,569	$1,269,654	20%	$2,849,484	$1,925,252	48%
Expenses[1]	1,136,328	932,137	22	2,090,872	1,398,865	49
Ocean freight services and ocean services:
Revenues[1]	1,098,550	489,385	124	2,052,462	980,725	109
Expenses[1]	862,251	361,272	139	1,604,686	725,668	121
Customs brokerage and other services:
Revenues[1]	986,974	652,039	51	1,905,967	1,348,868	41
Expenses[1]	600,054	368,078	63	1,150,359	765,585	50
Overhead expenses:
Salaries and related costs	481,186	395,107	22	933,291	737,147	27
Other	118,629	106,858	11	232,545	220,899	5
Total overhead expenses	599,815	501,965	19	1,165,836	958,046	22
Operating income	410,645	247,626	66	796,160	406,681	96
Other income, net	4,837	3,356	44	9,783	11,547	(15)
Earnings before income taxes	415,482	250,982	66	805,943	418,228	93
Income tax expense	98,508	66,794	47	201,019	111,258	81
Net earnings	316,974	184,188	72	604,924	306,970	97
Less net earnings attributable to the noncontrolling interest	602	319	89	1,332	757	76
Net earnings attributable to shareholders	$316,372	$183,869	72%	$603,592	$306,213	97%

1	See Note 9 - Correction of Immaterial Errors to the unaudited condensed consolidated financial statements contained in this report.

Airfreight services:

In 2020 and continuing in the first half of 2021, airfreight services experienced unprecedented events in response to the global pandemic. As a result of travel restrictions and lower passenger demand, airlines significantly reduced flight schedules which limited available belly space for cargo at a time where global demand remained high. Demand grew in the fourth quarter of 2020 and continued to remain high in the first half of 2021, amplified by customers converting to air shipments due to disruptions in ocean transportation, placing further constraints on available capacity. These conditions have caused extreme imbalances between carrier capacity and demand, principally on exports out of North Asia and South Asia. In order to execute and meet the transportation needs of our customers we heavily utilized charter flights and purchased capacity in advance and on the spot market, which resulted in sustained high average buy and sell rates. Freighters, charters and gateway infrastructure are operating at near maximum capacity which is continuing the pressure on buy rates and limiting the ability to move additional volume.

Airfreight services revenues and expenses increased 20% and 22%, respectively, during the three months ended June 30, 2021, as compared with the same period in 2020, due to a 37% increase in tonnage offset by 14% and 12% decrease in average sell and buy rates, respectively. Tonnage increased in all regions with the largest increase coming from exports out of North America, North Asia and South Asia compared to low levels of activity in the second quarter of 2020 due to pandemic related closures in the United States. Average sell and buy rates decreased in most regions from the record high rates experienced in 2020 caused by the sudden reduction in available belly space for cargo, with the largest impacts in North America, North Asia and South Asia.

Airfreight services revenues and expenses increased 48% and 49%, respectively, during the six months ended June 30, 2021, as compared with the same period in 2020, due to a 33% increase in tonnage and 12% and 13% increase in average sell and buy rates, respectively. Tonnage increased in all regions with the largest increase coming from exports out of North America, North Asia and South Asia. This was primarily due to low levels of activity in the first half of 2020 in the United States and first quarter of 2020 in China as a result of pandemic related closures. Average sell and buy rates increased in all regions except North America where the sell rate decreased.

These conditions create a high degree of volatility in volumes, average buy rates and sell rates and are expected to continue at least for the remainder of the year as international passenger flights are not expected to return to pre-pandemic levels and additional capacity from freighters is limited. The continued historically average high buy and sell rates have significantly contributed to the growth in our expenses and revenues and financial results in the first half of 2021. These unprecedented operating conditions are not expected to be sustained long-term. We are unable to predict how these uncertainties and any future disruptions will affect our future operations or financial results.

Ocean freight and ocean services:

Ocean freight consolidation, direct ocean forwarding and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues increased 124% and 109%, respectively, while expenses increased 139% and 121%, for the three and six months ended June 30, 2021 as compared with the same periods three and six months ended June 30, 2020. The largest component of our ocean freight and ocean services revenue is derived from ocean freight consolidation, which represented 77% and 63% of ocean freight and ocean services revenue for the six months ended June 30, 2021 and 2020, respectively.

Ocean freight consolidation revenues and expenses increased 177% and 178%, respectively, for the three months ended June 30, 2021 as compared with the same periods in 2020, primarily due to a 109% and 108% increase in average sell and buy rates, respectively, and a 34% increase in containers shipped. Revenues and expenses increased 156% and 157%, respectively, for the six months ended June 2021 as compared with the same periods in 2020, primarily due to a 96% and 95% increase in average sell and buy rates, respectively, and a 32% increase in containers shipped. Demand started increasing in the second half of 2020 and continued to increase through the first half of 2021 due to backlogs in supply chains, low customer inventory levels, and high consumer demand creating a severe imbalance between demand and capacity in particular on exports from North Asia and South Asia. The deficiency in available capacity continues to be affected by congestion at ports due to labor and equipment shortages, which disrupted sailing schedules, and resulted in record high average buy rates. Average sell rates and volumes increased in first half of 2021, compared to low levels of activity in China in the first quarter of 2020 and in North America in the first half of 2020 due to pandemic related closures. These extremely challenging conditions are impacting the ability to secure necessary capacity from ocean carriers, as well as the time and resources required to process shipments and meet the sharply growing demands of customers.

Containers shipped were up in all regions with the largest increase from exports out of North Asia and South Asia. North Asia Ocean freight and ocean services revenues increased 137% and 144%, respectively, while directly related expenses increased 154% and 161%, for the three and six months ended June 30, 2021 primarily due to higher average sell rates and buy rates and increases in containers shipped. South Asia ocean freight and ocean services revenues increased 219% and 169%, respectively, while directly related expenses increased 252% and 191%, respectively, for the three and six months ended June 30, 2021 for the same reasons as North Asia.

Direct ocean freight forwarding revenues increased 27% and 23%, respectively, while expenses increased 34% and 28%, for the three and six months ended June 30, 2021 principally due to higher volumes and increased ancillary services provided primarily in North Asia and Europe at higher rates. Order management revenues increased 46% and 39%, respectively, while expenses increased 50% and 41%, for the three and six months ended June 30, 2021 due to higher volumes.

Most ocean carriers experienced significant increases in market demand starting in the second half of 2020 and we expect this demand to continue through at least the end of 2021. Until port congestion, labor and equipment shortages subside, we believe there will be continued pressure on buy rates. We also expect that pricing volatility will continue as carriers adapt to changes in capacity and market demand and customers react to governmental trade policies. These conditions could result in lower operating income. The historically high average buy and sell rates have significantly contributed to the growth in our expenses and revenues in the first half of 2021. These unprecedented operating conditions are not expected to be sustained long-term.

Customs brokerage and other services:

Customs brokerage and other services revenues increased 51% and 41%, respectively, and expenses increased 63% and 50% for the three and six months ended June 30, 2021, respectively, as compared with the same period in 2020, primarily due to an increase in shipments from existing and new customers, an increase in demand for brokerage services, in part due to Brexit, and higher charges on import services due to port congestion. Road freight, warehousing and distribution services also grew as a result of higher volumes. Slowdowns due to the pandemic related closures affected volumes, particularly in aerospace, automotive, oil and energy and certain portions of the retail sectors in 2020 creating a backlog in supply chains that resulted in higher demand for services in the first half of 2021. Customers continue to value our brokerage services due to changing tariffs and increasing complexity in the declaration process. Customers seek knowledgeable customs brokers with sophisticated computerized capabilities critical to an overall logistics management program that are necessary to rapidly respond to changes in the regulatory and security environment.

North America revenues increased 57% and 44% and directly related expenses increased 78% and 60% for the three and six months ended June 30, 2021, respectively, as compared with the same period for 2020, primarily as a result of higher volumes in customs brokerage and higher charges on import services due to port congestion. Europe revenues increased 57% and 47% and directly related expenses increased 61% and 45% for the three and six months ended June 30, 2021, respectively, as compared with the same period for 2020, primarily due to an increase in demand for brokerage services, in part due to Brexit.

Overhead expenses:

Salaries and related costs increased by 22% and 27% for the three and six months ended June 30, 2021, respectively, as compared with the same period in 2020, principally due to increases in commissions and bonuses earned from higher revenues and operating income.

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

Our management compensation programs have always been incentive-based and performance driven. Bonuses to field and executive management for the six months ended June 30, 2021 were up 65% when compared to the same period in 2020, primarily due to a 96% increase in operating income offset by a reduction made to senior executive management bonus allocations, as well as unused bonus allocations available for future investments in the development of key personnel.

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

Other overhead expenses increased 11% and 5%, respectively, for the three and six months ended June 30, 2021, as compared with the same periods in 2020. The increases in expenses are the result of increases from renting additional space, higher local tax expenses, certain operational expenses and technology related costs. For the six months ended June 30, 2021 increases were partially offset by a significant decrease in travel and entertainment expenses due to travel restrictions. As travel restrictions ease in the future, we expect travel and entertainment expenses to increase. We will continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to explore new areas for profitable growth.

Income tax expense:

Our consolidated effective income tax rate was 23.7% and 24.9%, respectively, for the three and six months ended June 30, 2021 as compared to 26.6% for the same periods in 2020. The three and six months ended June 30, 2021 effective tax rate benefited from increased tax deductions related to share-based compensation and a favorable adjustment to the deferred tax liability for unremitted foreign earnings when compared to the same periods in 2020. The effect of higher average tax rates of our international subsidiaries, when compared to U.S. federal and state tax rates, were partially offset by U.S. foreign tax credits and U.S. income tax deductions for Foreign-derived intangible income (FDII). Some elements of the recorded impacts of the 2017 Tax Act could be impacted by further legislative action as well as additional interpretations and guidance issued by the IRS or Treasury. See Note 3 to the condensed consolidated financial statements for additional information.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates dealing with a multitude of currencies other than the U.S. dollar. This results in our being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or agency relationships have strict currency control regulations, which influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three and six months ended June 30, 2021 and 2020 was insignificant. We had no foreign currency derivatives outstanding at June 30, 2021 and December 31, 2020. For both the three months ended June 30, 2021 and 2020 net foreign currency losses were approximately $4 million.  During the six months ended June 30, 2021 net foreign currency losses were approximately $2 million. During the six months ended June 30, 2020 net foreign currency gains were insignificant.

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

The primary competitive factors in the international logistics industry continue to be price and quality of service, including reliability, responsiveness, expertise, convenience, and scope of operations. We emphasize quality customer service and believe that our prices are competitive with those of others in the industry. Customers regularly solicit bids from competitors in order to improve service, pricing and contractual terms such as seeking longer payment terms, higher or unlimited liability limits and performance penalties. Increased competition and competitors' acceptance of expanded contractual terms coupled with customers’ dissatisfaction with elevated rates, scarce capacity and extended transit times could result in loss of business, reduced revenues and operating income, higher operating costs, higher claims or loss of market share, any of which would damage our results of operations and financial condition.

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

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three and six months ended June 30, 2021 was $30 million and $386 million, respectively, as compared with $187 million and $352 million for the same periods in 2020. The decrease of $157 million for the three months ended June 30, 2021 was primarily due to increases in accounts receivables from growth in revenues and slower collections from customers. The increase of $34 million for the six months ended June 30, 2021  was primarily due to higher airfreight and ocean revenues partially offset by changes in working capital. At June 30, 2021, working capital was $2,500 million, including cash and cash equivalents of $1,674 million. Other than our recorded lease liabilities, we had no long-term obligations or debt at June 30, 2021. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future.

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

Cash used in investing activities for the three and six months ended June 30, 2021 was $6 million and $15 million, respectively, as compared with $22 million and $28 million for the same periods in 2020, primarily for capital expenditures. Capital expenditures in the three and six months ended June 30, 2021 were primarily related to continuing investments in building and leasehold improvements and technology and facilities equipment. Capital expenditures in 2020 included the purchase of a less-than-truckload digital online shipping platform. Total anticipated capital expenditures in 2021 are currently estimated to be $45 million. This includes routine capital expenditures and investments in technology.

Cash from financing activities during the three and six months ended June 30, 2021 was $152 million and $220 million, respectively, as compared with $98 million and $359 million for the same periods in 2020. We use the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to limit the growth in outstanding shares. During the three and six months ended June 30, 2021 we used cash to repurchase 0.5 million and 1.4 million shares of common stock, respectively, compared to 0.4 million and 4.4 million in the same periods in 2020.

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

We maintain international unsecured bank lines of credit. At June 30, 2021, we were contingently liable for $75 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At June 30, 2021, cash and cash equivalent balances of $751 million were held by our non-United States subsidiaries, of which $15 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the six months ended June 30, 2021, would have had the effect of raising operating income by approximately $53 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $43 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the three and six months ended June 30, 2021 and 2020 was insignificant. For both the three months ended June 30, 2021 and 2020 net foreign currency losses were approximately $4 million . During the six months ended June 30, 2021 net foreign currency losses were approximately $2 million. During the six months ended June 30, 2020 net foreign currency gains were insignificant. We had no foreign currency derivatives outstanding at June 30, 2021 and December 31, 2020. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of June 30, 2021, we had approximately $171 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.

Interest Rate Risk

At June 30, 2021, we had cash and cash equivalents of $1,674 million of which $912 million was invested at various short-term market interest rates. Other than our recorded lease liabilities, we had no long-term obligations or debt at June 30, 2021. A hypothetical change in the interest rate of 10 basis points at June 30, 2021 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the second quarter of 2021.

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

Certain enhancements to our system of internal controls have been implemented to strengthen procedures related to the matters discussed in Note 9 to the unaudited consolidated condensed financial statements contained in this report on Form 10-Q.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Expeditors is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on our operations, cash flows or financial position. As of June 30, 2021, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the risk factors under Item 1A Risk Factors in our Annual Report on Form 10-K filed on February 19, 2021. There have been no material changes in Expeditors' risk factors from those disclosed under Item 1A Risk Factors in our annual report on Form 10-K filed on February 19, 2021, except for the following:

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

•currency exchange rates and currency control regulations;

•interest rate fluctuations;

•	changes and uncertainties in governmental policies and inter-governmental disputes, which could result in increased tariff rates, quota restrictions, trade barriers and other types of restrictions;

•changes in and application of international and domestic customs, trade and security regulations;

•wars, strikes, civil unrest, acts of terrorism, and other conflicts;

•changes in labor and other costs including the potential impacts of inflation;

•increased global concerns regarding working conditions and environmental sustainability;

•changes in consumer attitudes regarding goods made in countries other than their own;

•changes in availability of credit; and

•changes in the price and readily available quantities of oil and other petroleum-related products.

Our industry is highly competitive, and failure to compete or respond to customer requirements could damage our business and results of operations.

The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. There are a large number of companies competing in one or more segments of the industry, but the number of firms with a global network that offer a full complement of logistics services is more limited. Nevertheless, many of these competitors have significantly more resources than Expeditors, and are actively pursuing acquisition opportunities and are developing new technologies to gain competitive advantages. Depending on the location of the shipper and the importer, we must compete against both the niche players, larger entities including carriers, and emerging technology companies. The primary competitive factors are price and quality of service. Many larger customers utilize the services of multiple logistics providers. Customers regularly solicit bids from competitors in order to improve service and to secure favorable pricing and contractual terms such as longer payment terms, fixed-price arrangements, higher or unlimited liability limits and performance penalties. Increased competition and competitors' acceptance of expanded contractual terms coupled with customers’ dissatisfaction with elevated rates, scarce capacity and extended transit times could result in loss of business, reduced revenues, reduced margins, higher operating costs or loss of market share, any of which would damage our results of operations, cash flows and financial condition.

Operational Risks

We are dependent on our personnel and any inability to hire, develop or retain our employees may have a negative impact on our operations.

Identifying, recruiting, hiring, training and retaining employees is essential to our ability to operate and deliver our services, ability to grow and ultimately our future profitability. The global pandemic has caused disruptions to our work environment by requiring the majority of employees to work remotely. As the pandemic restrictions ease, we are requiring employees to return to the office. As a result, for those individuals that prefer working remotely, we may experience a higher degree of turnover and lower employee satisfaction in the near future. Further, this could inhibit our ability to identify, recruit and hire new employees. We cannot predict how this may affect employees’ habits, preferences nor the impact it may have on our Company’s culture and our ability to continue to retain and attract talented employees who have become accustomed to a remote work environment.

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

We rely on service providers, such as air, ocean and ground freight carriers, and if they have insufficient capacity available relative to market demand, it may adversely impact our business and operating results.

As a non-asset based provider of global logistics services, Expeditors depends on a variety of asset-based service providers, including air, ocean and ground freight carriers. Our ability to deliver our services depends on service providers’ having sufficient capacity available to purchase. When market demand significantly exceeds available capacity in a given market, which has been increasingly the case for various services and markets since the beginning of the pandemic in 2020, we may not always be able to find acceptable transportation solutions to meet our customers’ needs or the routing and delivery of freight may be subject to delays that are outside of our control. Quality customer service is a key element of the Company’s success, and such challenges in meeting our customers’ needs and requirements may result in loss of business and consequently negatively affect our operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
April 1-30, 2021	—	$—	—	8,877,693
May 1-31, 2021	—	—	—	9,633,363
June 1-30, 2021	500,000	124.94	500,000	9,169,128
Total	500,000	$124.94	500,000	9,169,128

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	Not applicable.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

August 5, 2021	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

August 5, 2021	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer