Form 10-Q
period 2021-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2021-11-04
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

At November 1, 2021, the number of shares outstanding of the issuer’s common stock was 169,403,822.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets:
Current Assets:
Cash and cash equivalents	$1,820,106	$1,527,791
Accounts receivable, less allowance for credit loss of $7,285 at September 30, 2021 and $5,579 at December 31, 2020	3,330,398	1,998,055
Deferred contract costs	841,689	327,448
Other	119,346	110,250
Total current assets	6,111,539	3,963,544
Property and equipment, less accumulated depreciation and amortization of $533,450 at September 30, 2021 and $516,988 at December 31, 2020	491,577	506,425
Operating lease right-of-use assets	448,228	432,723
Goodwill	7,927	7,927
Other assets, net	17,112	16,884
Total assets	$7,076,383	$4,927,503
Liabilities:
Current Liabilities:
Accounts payable	$1,806,977	$1,136,859
Accrued liabilities, primarily salaries and related costs	342,151	257,021
Contract liabilities	977,660	379,722
Current portion of operating lease liabilities	81,362	74,004
Federal, state and foreign income taxes	67,332	45,437
Total current liabilities	3,275,482	1,893,043
Noncurrent portion of operating lease liabilities	374,658	364,185
Deferred federal and state income taxes, net	5,651	7,048
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding: 169,392 shares at September 30, 2021 and 169,294 shares at December 31, 2020	1,694	1,693
Additional paid-in capital	74,925	157,496
Retained earnings	3,463,539	2,600,201
Accumulated other comprehensive loss	(122,800)	(99,753)
Total shareholders’ equity	3,417,358	2,659,637
Noncontrolling interest	3,234	3,590
Total equity	3,420,592	2,663,227
Total liabilities and equity	$7,076,383	$4,927,503

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues:
Airfreight services	$1,628,115	$983,199	$4,477,599	$2,908,451
Ocean freight and ocean services	1,598,597	609,816	3,651,059	1,590,541
Customs brokerage and other services	1,092,549	755,698	2,998,516	2,104,566
Total revenues	4,319,261	2,348,713	11,127,174	6,603,558
Operating Expenses:
Airfreight services	1,244,381	723,340	3,335,253	2,122,205
Ocean freight and ocean services	1,254,334	452,028	2,859,020	1,177,696
Customs brokerage and other services	686,775	438,966	1,837,134	1,204,551
Salaries and related	519,611	373,613	1,452,902	1,110,760
Rent and occupancy	46,730	42,484	137,376	126,383
Depreciation and amortization	12,753	15,851	38,415	42,620
Selling and promotion	4,237	2,945	10,479	14,301
Other	60,803	47,541	170,798	146,416
Total operating expenses	3,829,624	2,096,768	9,841,377	5,944,932
Operating income	489,637	251,945	1,285,797	658,626
Other Income (Expense):
Interest income	2,462	1,504	6,596	8,870
Other, net	733	980	6,382	5,161
Other income, net	3,195	2,484	12,978	14,031
Earnings before income taxes	492,832	254,429	1,298,775	672,657
Income tax expense	132,922	62,710	333,941	173,968
Net earnings	359,910	191,719	964,834	498,689
Less net earnings attributable to the noncontrolling interest	842	412	2,174	1,169
Net earnings attributable to shareholders	$359,068	$191,307	$962,660	$497,520
Diluted earnings attributable to shareholders per share	$2.09	$1.12	$5.61	$2.92
Basic earnings attributable to shareholders per share	$2.12	$1.14	$5.68	$2.96
Weighted average diluted shares outstanding	171,565	170,735	171,549	170,539
Weighted average basic shares outstanding	169,633	168,310	169,398	167,942

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net earnings	$359,910	$191,719	$964,834	$498,689
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of income tax (benefit) expense of ($1,592) and $4,200 for the three months ended September 30, 2021 and 2020 and ($4,764) and $226 for the nine months ended September 30, 2021 and 2020	(16,908)	17,429	(23,946)	(5,010)
Other comprehensive (loss) income	(16,908)	17,429	(23,946)	(5,010)
Comprehensive income	343,002	209,148	940,888	493,679
Less comprehensive income (loss) attributable to the noncontrolling interest	668	(36)	1,275	253
Comprehensive income attributable to shareholders	$342,334	$209,184	$939,613	$493,426

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating Activities:
Net earnings	$359,910	$191,719	$964,834	$498,689
Adjustments to reconcile net earnings to net cash from operating activities:
Provisions for losses on accounts receivable	3,739	398	6,028	4,607
Deferred income tax (benefit) expense	(7,658)	(1,276)	2,343	2,872
Stock compensation expense	15,204	12,297	57,298	45,091
Depreciation and amortization	12,753	15,851	38,415	42,620
Other, net	626	2,919	1,523	3,470
Changes in operating assets and liabilities:
Increase in accounts receivable	(714,300)	(106,065)	(1,377,997)	(274,440)
Increase in accounts payable and accrued liabilities	436,343	94,232	769,525	201,929
Increase in deferred contract costs	(328,932)	(81,486)	(550,572)	(99,887)
Increase in contract liabilities	381,192	91,638	635,286	112,244
Increase (decrease) in income taxes payable, net	33,378	(41,286)	32,022	(10,644)
Increase in other, net	(14,884)	(17,373)	(15,208)	(13,242)
Net cash from operating activities	177,371	161,568	563,497	513,309
Investing Activities:
Purchase of property and equipment	(9,870)	(9,178)	(24,800)	(37,419)
Other, net	(157)	1,174	(53)	963
Net cash from investing activities	(10,027)	(8,004)	(24,853)	(36,456)
Financing Activities:
Proceeds from borrowing on lines of credit, net	7,479	31	7,568	11
Proceeds from issuance of common stock	56,965	121,430	99,433	174,016
Repurchases of common stock	(76,595)	—	(225,064)	(314,225)
Dividends paid	—	—	(98,387)	(86,815)
Payments for taxes related to net share settlement of equity awards	(4)	—	(15,172)	(10,566)
Distribution to noncontrolling interest	(1,631)	—	(1,631)	—
Net cash from financing activities	(13,786)	121,461	(233,253)	(237,579)
Effect of exchange rate changes on cash and cash equivalents	(7,573)	10,030	(13,076)	(4,255)
Change in cash and cash equivalents	145,985	285,055	292,315	235,019
Cash and cash equivalents at beginning of period	1,674,121	1,180,455	1,527,791	1,230,491
Cash and cash equivalents at end of period	$1,820,106	$1,465,510	$1,820,106	$1,465,510
Taxes Paid:
Income taxes	$104,617	$106,434	$295,153	$180,242

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Common Stock
For the three months ended September 30, 2021 and 2020	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at June 30, 2021	169,169	$1,692	$79,357	$3,104,471	$(106,066)	$3,079,454	$4,197	$3,083,651
Shares issued under employee stock plans	836	8	56,953	—	—	56,961	—	56,961
Shares repurchased under provisions of stock repurchase plan	(613)	(6)	(76,589)	—	—	(76,595)	—	(76,595)
Stock compensation expense	—	—	15,204	—	—	15,204	—	15,204
Net earnings	—	—	—	359,068	—	359,068	842	359,910
Other comprehensive income loss	—	—	—	—	(16,734)	(16,734)	(174)	(16,908)
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,631)	(1,631)
Balance at September 30, 2021	169,392	$1,694	$74,925	$3,463,539	$(122,800)	$3,417,358	$3,234	$3,420,592

Balance at June 30, 2020	166,816	$1,668	$12,221	$2,298,387	$(153,158)	$2,159,118	$2,480	$2,161,598
Shares issued under employee stock plans	2,415	24	121,406	—	—	121,430	—	121,430
Stock compensation expense	—	—	12,297	—	—	12,297	—	12,297
Net earnings	—	—	—	191,307	—	191,307	412	191,719
Other comprehensive income loss	—	—	—	—	17,877	17,877	(448)	17,429
Balance at September 30, 2020	169,231	$1,692	$145,924	$2,489,694	$(135,281)	$2,502,029	$2,444	$2,504,473

	Common Stock
For the nine months ended September 30, 2021 and 2020	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2020	169,294	$1,693	$157,496	$2,600,201	$(99,753)	$2,659,637	$3,590	$2,663,227
Shares issued under employee stock plans	2,136	21	84,240	—	—	84,261	—	84,261
Shares repurchased under provisions of stock repurchase plans	(2,038)	(20)	(225,044)	—	—	(225,064)	—	(225,064)
Stock compensation expense	—	—	57,298	—	—	57,298	—	57,298
Net earnings	—	—	—	962,660	—	962,660	2,174	964,834
Other comprehensive income (loss)	—	—	—	—	(23,047)	(23,047)	(899)	(23,946)
Dividends paid ($0.58)	—	—	935	(99,322)	—	(98,387)	—	(98,387)
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,631)	(1,631)
Balance at September 30, 2021	169,392	$1,694	$74,925	$3,463,539	$(122,800)	$3,417,358	$3,234	$3,420,592

Balance at December 31, 2019	169,622	$1,696	$3,203	$2,321,316	$(131,187)	$2,195,028	$2,191	$2,197,219
Cumulative effect of accounting change	—	—	—	6,074	—	6,074	—	6,074
Shares issued under employee stock plans	4,009	40	163,410	—	—	163,450	—	163,450
Shares repurchased under provisions of stock repurchase plans	(4,400)	(44)	(66,780)	(247,401)	—	(314,225)	—	(314,225)
Stock compensation expense	—	—	45,091	—	—	45,091	—	45,091
Net earnings	—	—	—	497,520	—	497,520	1,169	498,689
Other comprehensive income (loss)	—	—	—	—	(4,094)	(4,094)	(916)	(5,010)
Dividends paid ($0.52)	—	—	1,000	(87,815)	—	(86,815)	—	(86,815)
Balance at September 30, 2020	169,231	$1,692	$145,924	$2,489,694	$(135,281)	$2,502,029	$2,444	$2,504,473

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

All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for per share data or unless otherwise specified. Certain prior year amounts have been reclassified to conform to the current year presentation, including revisions to correct for immaterial errors. See Note 9 for further information.
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

The Company typically satisfies its performance obligations as services are rendered over time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed over the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one to two month-period and contracts with customers have an original expected duration of less than one year. The Company satisfied nearly all performance obligations for the contract liabilities recorded as of June 30, 2021.
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

The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method leveraging historical credit loss information and including considerations of the current economic environment. Additional allowances may be necessary in the future if changes in economic conditions are significant enough to affect expected credit losses. The Company has recorded an allowance for credit loss in the amounts of $7,285 as of September 30, 2021 and $5,579 as of December 31, 2020. Additions and write-offs have not been significant in the periods presented.
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

During the nine months ended September 30, 2021 and 2020, the Company awarded 307 and 511 restricted stock units (RSUs), respectively. The RSUs were granted at a weighted-average fair value of $113.82 in 2021 and $74.21 in 2020. The RSUs vest annually over 3 years based on continued employment and are settled upon vesting in shares of the Company's common stock on a one-for-one basis. The value of an RSU award is based on the Company's stock price on the date of grant. Additionally, in 2021 and 2020, 13 and 19 fully vested RSUs were granted to non-employee directors, respectively.

The Company also awarded 75 and 95 performance stock units (PSUs) in 2021 and 2020, respectively. Outstanding PSUs include performance conditions to be finally measured in 2021, 2022 and 2023. The final number of PSUs will be determined using an adjustment factor of up to 2 times or down to 0.5 of the targeted PSU grant. If the minimum performance thresholds are not achieved, no shares will be issued. Each PSU will convert to one share of the Company's common stock upon vesting.

The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and 698 and 677 shares were issued in the three and nine months ended September 30, 2021 and 2020, respectively. The fair value of the employee stock purchase rights granted was $28.55 and $23.26 per share in 2021 and 2020, respectively.

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

The 2017 Tax Act included provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. The Company treats BEAT and GILTI as components of current income tax expense. For the three and nine months ended September 30, 2021 and 2020, there was no BEAT expense and GILTI expense was insignificant.

The Company’s consolidated effective income tax rate was 27.0% and 25.7%, respectively, for the three and nine months ended September 30, 2021 as compared to 24.6% and 25.9% for the comparable periods in 2020. Both of the nine-month periods ended September 30, 2021 and 2020 benefited from significant share-based compensation tax deductions which reduced the effective tax rates in those periods. In 2021, these benefits were primarily realized during the three-month period ended June 30, while in 2020, they principally occurred during the three-month period ended September 30.

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

The total amount of the Company’s tax contingencies may increase in 2021. In addition, changes in state, federal, and foreign tax laws, including transfer pricing and changes in interpretations of these laws may increase the Company’s existing tax contingencies. The timing of the resolution of income tax examinations can be highly uncertain, and the amounts ultimately paid including interest and penalties, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts recorded. It is reasonably possible that in the foreseeable future the Company may undergo further audits and examinations by various tax authorities and possibly may reach resolution related to income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to the Company’s contingencies related to positions on tax filings in future years. The estimate of any ultimate tax liability contains assumptions based on experiences, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by the taxing jurisdiction. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the three and nine months ended September 30, 2021 and 2020.

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

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended September 30,
	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2021
Basic earnings attributable to shareholders	$359,068	169,633	$2.12
Effect of dilutive potential common shares	—	1,932	—
Diluted earnings attributable to shareholders	$359,068	171,565	$2.09
2020
Basic earnings attributable to shareholders	$191,307	168,310	$1.14
Effect of dilutive potential common shares	—	2,425	—
Diluted earnings attributable to shareholders	$191,307	170,735	$1.12

	Nine months ended September 30,
	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2021
Basic earnings attributable to shareholders	$962,660	169,398	$5.68
Effect of dilutive potential common shares	—	2,151	—
Diluted earnings attributable to shareholders	$962,660	171,549	$5.61
2020
Basic earnings attributable to shareholders	$497,520	167,942	$2.96
Effect of dilutive potential common shares	—	2,597	—
Diluted earnings attributable to shareholders	$497,520	170,539	$2.92

Substantially all outstanding potential common shares as of September 30, 2021 and 2020 were dilutive.

Note 5. Shareholders' Equity

The Company has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding common stock down to 160,000 shares. During the nine months ended September 30, 2021, 2,038 shares were repurchased at an average price of $110.45 per share, compared to 4,400 shares at an average price of $71.41 per share during the same period in 2020.

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

Subsequent to the end of the third quarter of 2021, on November 1, 2021, the Board of Directors declared a semi-annual dividend of $0.58 per share payable on December 15, 2021 to shareholders of record as of December 1, 2021.

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

Cash and cash equivalents consist of the following:

	September 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$959,848	$959,848	$602,112	$602,112
Corporate commercial paper	795,587	795,643	872,287	872,350
Time deposits	64,671	64,671	53,392	53,392
Total cash and cash equivalents	$1,820,106	$1,820,162	$1,527,791	$1,527,854

The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).

Note 7. Contingencies

The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of September 30, 2021, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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

Financial information regarding the Company’s operations by geographic area is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the three months ended September 30, 2021:
Revenues	$1,134,096	116,404	54,303	1,690,381	538,780	564,810	221,777	(1,290)	4,319,261
Directly related cost of transportation and other expenses[1]	$661,515	63,031	34,216	1,417,283	445,970	389,208	174,733	(466)	3,185,490
Salaries and other operating expenses[2]	$238,943	33,077	14,759	141,109	54,003	126,475	36,598	(830)	644,134
Operating income	$233,638	20,296	5,328	131,989	38,807	49,127	10,446	6	489,637
Identifiable assets at period end	$3,417,496	256,638	110,406	1,558,109	457,615	990,123	328,671	(42,675)	7,076,383
Capital expenditures	$6,001	248	175	435	351	2,254	406	—	9,870
Equity	$2,451,584	93,084	37,087	368,535	129,941	258,805	123,304	(41,748)	3,420,592
For the three months ended September 30, 2020:
Revenues[3]	$686,243	77,414	39,193	795,155	259,069	359,107	133,447	(915)	2,348,713
Directly related cost of transportation and other expenses[1,3]	$379,586	44,196	23,361	632,858	192,175	242,384	100,301	(527)	1,614,334
Salaries and other operating expenses[2]	$197,749	25,325	12,359	81,876	39,926	96,658	28,925	(384)	482,434
Operating income	$108,908	7,893	3,473	80,421	26,968	20,065	4,221	(4)	251,945
Identifiable assets at period end	$2,336,071	163,943	76,173	689,525	231,771	642,124	228,423	(9,476)	4,358,554
Capital expenditures	$4,703	483	180	1,075	665	1,780	292	—	9,178
Equity	$1,791,658	77,915	31,324	246,557	97,564	185,352	110,714	(36,611)	2,504,473

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the nine months ended September 30, 2021:
Revenues[3]	$3,007,053	311,986	146,148	4,208,811	1,306,264	1,576,092	574,469	(3,649)	11,127,174
Directly related cost of transportation and other expenses[1,3]	$1,731,032	175,392	86,868	3,471,453	1,051,133	1,072,973	444,132	(1,576)	8,031,407
Salaries and other operating expenses[2]	$718,762	90,114	41,871	354,841	146,214	359,338	100,899	(2,069)	1,809,970
Operating income	$557,259	46,480	17,409	382,517	108,917	143,781	29,438	(4)	1,285,797
Identifiable assets at period end	$3,417,496	256,638	110,406	1,558,109	457,615	990,123	328,671	(42,675)	7,076,383
Capital expenditures	$11,931	434	300	1,192	1,462	7,908	1,573	—	24,800
Equity	$2,451,584	93,084	37,087	368,535	129,941	258,805	123,304	(41,748)	3,420,592
For the nine months ended September 30, 2020:
Revenues[3]	$1,975,874	232,324	114,637	2,277,027	642,302	1,024,127	340,000	(2,733)	6,603,558
Directly related cost of transportation and other expenses[1,3]	$1,108,164	130,300	69,828	1,792,933	463,690	692,872	248,088	(1,423)	4,504,452
Salaries and other operating expenses[2]	$631,396	74,320	36,220	236,480	109,018	274,269	80,063	(1,286)	1,440,480
Operating income	$236,314	27,704	8,589	247,614	69,594	56,986	11,849	(24)	658,626
Identifiable assets at period end	$2,336,071	163,943	76,173	689,525	231,771	642,124	228,423	(9,476)	4,358,554
Capital expenditures	$28,276	1,692	498	1,785	1,035	3,418	715	—	37,419
Equity	$1,791,658	77,915	31,324	246,557	97,564	185,352	110,714	(36,611)	2,504,473

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

The Company’s consolidated financial results in the three and nine months ended September 30, 2021 and 2020 were each significantly impacted by the effects of the global pandemic in divergent ways. In all quarters of 2021, the Company experienced strong volumes and high average sell and buy rates as a result of imbalances between demand and carrier capacity and continuing effects of disruptions in supply chains originating in measures to combat the pandemic in 2020.

This is in contrast with slower activity in North Asia in the first quarter of 2020 as the pandemic resulted in temporary closures and limited operations in the Company’s China offices. Shipments were also rerouted or delayed by customers and service providers as they were taking their own precautionary measures. This was followed by significant increases in airfreight services revenues and related expenses, in the second and third quarters of 2020, as a result of demand for time-sensitive delivery of technology equipment and medical equipment and supplies from China, which combined with reductions in airfreight supply resulted in significantly higher average buy and sell rates.

These impacts are affecting all of the Company’s geographical segments and most notably the year-over-year comparability of the North Asia segment. For the three months ended September 30, 2021 and 2020, the People's Republic of China, including Hong Kong, represented 32% and 27%, respectively, of the Company’s total revenues and 21% and 26%, respectively, of the total operating income. For the nine months ended September 30, 2021 and 2020, the People's Republic of China, including Hong Kong, represented 30% and 28%, respectively, of the Company’s total revenues and 23% and 30%, respectively, of the total operating income.

Note 9. Correction of Immaterial Errors

Beginning in the first quarter of 2019, the Company made changes to its process and presentation of freight services revenue and directly related transportation operating expenses with the objective that at each reporting level (reporting entity, segment and consolidated level) the gross revenue and associated directly related operating expenses be representative of the location where the services were performed, the operating expenses were incurred and where the revenues were earned. During the second quarter of 2021, management identified and corrected certain immaterial errors in the Company’s historical financial statements primarily related to this process that was utilized through the first quarter of 2021. The process missed an intercompany elimination of revenues and an equal and offsetting amount of directly related transportation expenses, principally impacting airfreight services in North Asia. The errors overstated revenues and directly related transportation operating expenses by equal amounts in the consolidated statements of earnings. The errors had no impact on operating income, net earnings, and earnings per share nor any other financial statement amount. Further, the errors had no impact on the balance sheets, statements of shareholders’ equity, other comprehensive income and cash flows. These errors do not affect any of the metrics used to calculate or evaluate management’s compensation and had no impact on bonuses, commissions, share-based compensation or any other employee remuneration. Historical amounts have been revised and are presented on a comparable basis.

The below tables present the effect of the correction for the following periods:

	Three Months ended September 30, 2020
	As Reported	Adjustments	As Corrected
Revenues:
Airfreight services	$1,093,550	$(110,351)	$983,199
Ocean freight and ocean services	612,858	(3,042)	609,816
Customs brokerage and other services	758,389	(2,691)	755,698
Total revenues[1]	2,464,797	(116,084)	2,348,713

Directly related transportation operating expenses:
Airfreight services	$833,689	$(110,349)	$723,340
Ocean freight and ocean services	455,072	(3,044)	452,028
Customs brokerage and other services	441,657	(2,691)	438,966
Total directly related transportation operating expenses[1]	1,730,418	(116,084)	1,614,334

[1]	The North Asia business segment accounts for 76% of total adjustments.

	Nine Months ended September 30, 2020
	As Reported	Adjustments	As Corrected
Revenues:
Airfreight services	$3,237,179	$(328,728)	$2,908,451
Ocean freight and ocean services	1,597,997	(7,456)	1,590,541
Customs brokerage and other services	2,112,117	(7,551)	2,104,566
Total revenues[1]	6,947,293	(343,735)	6,603,558

Directly related transportation operating expenses:
Airfreight services	$2,450,931	$(328,726)	$2,122,205
Ocean freight and ocean services	1,185,154	(7,458)	1,177,696
Customs brokerage and other services	1,212,102	(7,551)	1,204,551
Total directly related transportation operating expenses[1]	4,848,187	(343,735)	4,504,452

[1]	The North Asia business segment accounts for 76% of total adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

Certain portions of this report on Form 10-Q including the sections entitled "Overview," "Expeditors' Culture and Strategy," "International Trade and Competition," "Seasonality," "Critical Accounting Estimates," "Results of Operations," "Income tax expense," "Currency and Other Risk Factors" and "Liquidity and Capital Resources" contain forward-looking statements. Words such as "will likely result," "expects", "are expected to," "would expect," "would not expect," "will continue," "is anticipated," "estimate," "project," "plan," "believe," "probable," "reasonably possible," "may," "could," "should," "intends," "foreseeable future" and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, the anticipated impact and duration of Novel Coronavirus (COVID-19) pandemic, current supply chain and transportation disruptions, and other characterizations of future events or circumstances are forward-looking statements. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements.  Attention should be given to the risk factors identified and discussed in Part I, Item 1A in the Company's annual report on Form 10-K filed on February 19, 2021. Management believes that these forward-looking statements are reasonable as of this filing date and we do not assume any obligations to update these statements except as required by law.

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

The disruptions on supply chains and transportation caused by the pandemic have significantly affected our business operations and operating results in 2020 and 2021. Continued imbalances between demand and available capacity for all transportation modes have resulted in historically high average buy and sell rates and creates significant challenges for our network to meet our customers’ needs. We expect these disruptive conditions to continue at least through the first half of 2022. As discussed in more detail under “Results of Operations”, there are significant constraints on current capacity for both air freight and ocean freight. This is due to a number of factors, including significantly reduced flight schedules which limited available belly space for cargo, congestion at ports, as well as labor and equipment shortages.  Air freighters and charters, container ships and gateway infrastructure are operating at near maximum capacity.  While we believe these constraints are not long-term in nature, they may impact our current ability to move increased air and ocean volumes in these capacity-constrained regions. We are unable to predict how these uncertainties will affect our future operations or financial results, but these conditions could result in lower operating income. In an effort to protect the health and safety of our employees, we continue to operate under our global business continuity plan that we implemented in the first quarter of 2020. See Part I, Item 1A: “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020 as updated herein under Part II Item 1A for additional details.

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

There is uncertainty as to how new regulatory requirements and increase in oil prices will continue to impact future buy rates. Because fuel is an integral part of carriers' costs and impacts both our buy rates and sell rates, we would expect our revenues and costs to be impacted as carriers adjust rates for the effect of changing fuel prices. To the extent that future fuel prices increase and we are unable to pass through the increases to our customers, this could adversely affect our operating income.

The global economic and trade environments remain uncertain, including the ongoing impacts of the pandemic. We cannot predict the impact of future changes in global trade on our operating results, freight volumes, pricing and other operating costs, including inflationary pressures, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or on changes in competitors' behavior. Additionally, we cannot predict the direct or indirect impact that further changes in consumer purchasing behavior, such as online shopping, could have on our business. In response to governments implementing higher tariffs on imports as well as responses to the pandemic’s disruptions, some customers have begun shifting manufacturing to other countries, which could negatively impact us.

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

Results of Operations

The following table shows the revenues, the directly related cost of transportation and other expenses for our principal services and our overhead expenses for the three and nine months ended September 30, 2021 and 2020, including the respective percentage changes comparing 2021 and 2020.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2021	2020	Percentage change	2021	2020	Percentage change
Airfreight services:
Revenues[1]	$1,628,115	$983,199	66%	$4,477,599	$2,908,451	54%
Expenses[1]	1,244,381	723,340	72	3,335,253	2,122,205	57
Ocean freight services and ocean services:
Revenues[1]	1,598,597	609,816	162	3,651,059	1,590,541	130
Expenses[1]	1,254,334	452,028	177	2,859,020	1,177,696	143
Customs brokerage and other services:
Revenues[1]	1,092,549	755,698	45	2,998,516	2,104,566	42
Expenses[1]	686,775	438,966	56	1,837,134	1,204,551	53
Overhead expenses:
Salaries and related costs	519,611	373,613	39	1,452,902	1,110,760	31
Other	124,523	108,821	14	357,068	329,720	8
Total overhead expenses	644,134	482,434	34	1,809,970	1,440,480	26
Operating income	489,637	251,945	94	1,285,797	658,626	95
Other income, net	3,195	2,484	29	12,978	14,031	(8)
Earnings before income taxes	492,832	254,429	94	1,298,775	672,657	93
Income tax expense	132,922	62,710	112	333,941	173,968	92
Net earnings	359,910	191,719	88	964,834	498,689	93
Less net earnings attributable to the noncontrolling interest	842	412	104	2,174	1,169	86
Net earnings attributable to shareholders	$359,068	$191,307	88%	$962,660	$497,520	93%

1	See Note 9 - Correction of Immaterial Errors to the unaudited condensed consolidated financial statements contained in this report.

Airfreight services:

In 2020 and continuing through the first three quarters of 2021, airfreight services experienced unprecedented events in response to the global pandemic. As a result of travel restrictions and lower passenger demand, airlines significantly reduced flight schedules which limited available belly space for cargo at a time where global demand remained high. Demand grew in the fourth quarter of 2020 and continued to remain high in 2021, amplified by a strong economy and customers converting to air shipments due to disruptions in ocean transportation, placing further constraints on available capacity. These conditions have caused extreme imbalances between carrier capacity and demand, principally on exports out of North Asia and South Asia. In order to execute and meet the transportation needs of our customers we further increased utilization of charter flights and purchased capacity in advance and on the spot market, which resulted in sustained high average buy and sell rates. Freighters, charters and gateway infrastructure are operating at near maximum capacity which is continuing the pressure on buy rates and limiting the ability to move additional volume.

Airfreight services revenues and expenses increased 66% and 72%, respectively, during the three months ended September 30, 2021, as compared with the same period in 2020, due to a 28% increase in tonnage and 32% and 36% increases in average sell and buy rates, respectively. Tonnage increased in all regions with the largest increase coming from exports out of North America and North Asia. Average sell and buy rates increased in most regions.

Airfreight services revenues and expenses increased 54% and 57%, respectively, during the nine months ended September 30, 2021, as compared with the same period in 2020, due to a 32% increase in tonnage and 19% and 21% increase in average sell and buy rates, respectively. Tonnage increased in all regions with the largest increase coming from exports out of North Asia and North America. The increase in tonnage for the nine months ended September 30, 2021 is also affected by low levels of activity in the first half of 2020 in the United States and first quarter of 2020 in China as a result of pandemic related closures. Average sell and buy rates increased in all regions.

These conditions create a high degree of volatility in volumes, average buy rates and sell rates and are expected to continue at least through the first half of 2022, as international passenger flights are not expected to return to pre-pandemic levels, additional capacity from freighters is limited and disruptions in the ocean market continue to impact demand for airfreight. The continued historically average high buy and sell rates have significantly contributed to the growth in our expenses and revenues and financial results in the first three quarters of 2021. These unprecedented operating conditions are not expected to be sustained long-term. We are unable to predict how these uncertainties and any future disruptions will affect our future operations or financial results.

Ocean freight and ocean services:

Ocean freight consolidation, direct ocean forwarding and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues increased 162% and 130%, respectively, while expenses increased 177% and 143%, for the three and nine months ended September 30, 2021 as compared with the same periods in 2020. The largest component of our ocean freight and ocean services revenue is derived from ocean freight consolidation, which represented 80% and 64% of ocean freight and ocean services revenue for the nine months ended September 30, 2021 and 2020, respectively.

Ocean freight consolidation revenues and expenses increased 239% and 235%, respectively, for the three months ended September 30, 2021 as compared with the same periods in 2020, primarily due to a 194% and 190% increase in average sell and buy rates, respectively, and a 15% increase in containers shipped. Revenues and expenses increased 188% and 187%, respectively, for the nine months ended September 30, 2021 as compared with the same period in 2020, primarily due to a 130% and 129% increase in average sell and buy rates, respectively, and a 26% increase in containers shipped. Demand started increasing in the second half of 2020 and continued to increase through the nine months ended September 30, 2021 due to backlogs in supply chains, low customer inventory levels, and high consumer demand creating a severe imbalance between demand and capacity in particular on exports from North Asia and South Asia. The deficiency in available capacity continues to be affected by unprecedented congestion at ports due to labor and equipment shortages, which disrupts sailing schedules, and resulted in record high average buy rates. Average buy rates and sell rates spiked in the third quarter 2021 from already historically high levels due to increased demand in preparation of the holiday season exacerbating the imbalance between demand and available capacity in particular on export out of North Asia and South Asia. Average sell rates and volumes increased in the nine months ended September 30, 2021, compared to low levels of activity in China in the first quarter of 2020 and in North America in the first half of 2020 due to pandemic related closures. These extremely challenging conditions are impacting the ability to secure necessary capacity from ocean carriers, as well as the time and resources required to process shipments and meet the sharply growing demands of customers.

Containers shipped were up in all regions with the largest increase from exports out of North Asia and South Asia. North Asia Ocean freight and ocean services revenues increased 168% and 154%, respectively, while directly related expenses increased 181% and 169%, for the three and nine months ended September 30, 2021 primarily due to higher average sell rates and buy rates and increases in containers shipped. South Asia ocean freight and ocean services revenues increased 268% and 207%, respectively, while directly related expenses increased 310% and 237%, respectively, for the three and nine months ended September 30, 2021 for the same reasons as North Asia.

Direct ocean freight forwarding revenues increased 22%, while expenses increased 27%, for both the three and nine months ended September 30, 2021 principally due to higher volumes and increased ancillary services provided at higher rates. Order management revenues increased 24% and 33%, respectively, while expenses increased 28% and 36%, for the three and nine months ended September 30, 2021 due to higher volumes and higher costs.

Most ocean carriers experienced significant increases in market demand starting in the second half of 2020 and we expect this demand to continue at least through the first half of 2022. Until port congestion, labor and equipment shortages subside, we believe there will be continued pressure on buy rates. We also expect that pricing volatility will continue as carriers adapt to changes in capacity and market demand and customers react to governmental trade policies. These conditions could result in lower operating income. The historically high average buy and sell rates have significantly contributed to the growth in our expenses and revenues in the three and nine months ended September 30, 2021. These unprecedented operating conditions are not expected to be sustained long-term.

Customs brokerage and other services:

Customs brokerage and other services revenues increased 45% and 42%, respectively, and expenses increased 56% and 53% for the three and nine months ended September 30, 2021, respectively, as compared with the same periods in 2020, primarily due to an increase in shipments from existing and new customers, an increase in demand for brokerage services, in part due to Brexit, and higher charges on import services due to port congestion. Road freight, warehousing and distribution services also grew as a result of higher volumes and higher trucking, storage and labor costs. Slowdowns due to the pandemic-related closures affected volumes, particularly in aerospace, automotive, oil and energy and certain portions of the retail sectors in 2020 creating a backlog in supply chains that resulted in higher demand for services in the nine months ended September 30, 2021. Customers continue to value our brokerage services due to changing tariffs and increasing complexity in the declaration process. Customers seek knowledgeable customs brokers with sophisticated computerized capabilities critical to an overall logistics management program that are necessary to rapidly respond to changes in the regulatory and security environment.

North America revenues increased 50% and 46% and directly related expenses increased 75% and 65% for the three and nine months ended September 30, 2021, respectively, as compared with the same periods in 2020, primarily as a result of higher volumes in customs brokerage and higher charges on import services due to port congestion. Europe revenues increased 47% and directly related expenses increased 43% and 45% for the three and nine months ended September 30, 2021, respectively, as compared with the same periods in 2020, primarily due to an increase in demand for brokerage services, in part due to Brexit.

Overhead expenses:

Salaries and related costs increased by 39% and 31% for the three and nine months ended September 30, 2021, respectively, as compared with the same periods in 2020, principally due to increases in commissions and bonuses earned from higher revenues and operating income and a 6% increase in headcount to support growing activity.

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

Our management compensation programs have always been incentive-based and performance driven. Bonuses to field and executive management for the nine months ended September 30, 2021 were up 70% when compared to the same period in 2020, primarily due to a 95% increase in operating income offset by a reduction made to senior executive management bonus allocations, as well as unused bonus allocations available for future investments in the development of key personnel.

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

Other overhead expenses increased 14% and 8%, respectively, for the three and nine months ended September 30, 2021, as compared with the same periods in 2020. The increases in expenses are the result of increases from renting additional space, higher local tax expenses, certain operational expenses and technology related costs. For the nine months ended September 30, 2021 increases were partially offset by a decrease in travel and entertainment expenses due to travel restrictions. As travel restrictions ease in the future, we expect travel and entertainment expenses to increase. We will continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to explore new areas for profitable growth.

Income tax expense:

Our consolidated effective income tax rate was 27.0% and 25.7%, respectively, for the three and nine months ended September 30, 2021 as compared to 24.6% and 25.9% for the same periods in 2020. Both of the nine-month periods ended September 30, 2021 and 2020 benefited from significant share-based compensation tax deductions which reduced the effective tax rates in those periods. In 2021, these benefits were primarily realized during the three-month period ended June 30, while in 2020, they principally occurred during the three-month period ended September 30. Some elements of the recorded impacts of the 2017 Tax Act could be impacted by further legislative action as well as additional interpretations and guidance issued by the IRS or Treasury. See Note 3 to the condensed consolidated financial statements for additional information.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates dealing with a multitude of currencies other than the U.S. dollar. This results in our being exposed to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or agency relationships have strict currency control regulations, which influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three and nine months ended September 30, 2021 and 2020 was insignificant. We had no foreign currency derivatives outstanding at September 30, 2021 and December 31, 2020. For the three months ended September 30, 2021, net foreign currency gains were less than $1 million. For the nine months ended September 30, 2021 net foreign currency losses were approximately $1 million. During both the three and nine months ended September 30, 2020, net foreign currency losses were approximately $9 million.

International air and ocean freight forwarding and customs brokerage are intensely competitive and are expected to remain so for the foreseeable future. There are a large number of entities competing in the international logistics industry, including new technology-based competitors entering the industry, many of which have significantly more resources than us; however, our primary competition is confined to a relatively small number of companies within this group. Expeditors must compete against both the niche players and larger entities. The industry continues to experience consolidations into larger firms striving for stronger and more complete multinational and multi-service networks. This includes certain ocean carriers offering more integrated services directly to shippers. However, regional and local brokers and forwarders remain a competitive force.

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

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three and nine months ended September 30, 2021 was $177 million and $563 million, respectively, as compared with $162 million and $513 million for the same periods in 2020. The increases of $15 million and $50 million for the three months and nine months ended September 30, 2021, respectively, were primarily due to higher net earnings, partially offset by increases in accounts receivables from growth in revenues and slower collections from customers. At September 30, 2021, working capital was $2,836 million, including cash and cash equivalents of $1,820 million. Other than our recorded lease liabilities, we had no long-term obligations or debt at September 30, 2021. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future.

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

Cash used in investing activities for the three and nine months ended September 30, 2021 was $10 million and $25 million, respectively, as compared with $8 million and $36 million for the same periods in 2020, primarily for capital expenditures. Capital expenditures in the three and nine months ended September 30, 2021 were primarily related to continuing investments in building and leasehold improvements and technology and facilities equipment. Capital expenditures in 2020 included the purchase of a less-than-truckload digital online shipping platform. Total anticipated capital expenditures in 2021 are currently estimated to be $40 million. This includes routine capital expenditures and investments in technology.

Cash used in financing activities during the three and nine months ended September 30, 2021 was $14 million and $233 million, respectively, as compared with cash from financing activities of $121 million and cash used in financing activities of $238 million for the same periods in 2020. We use the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to limit the growth in outstanding shares. During the three and nine months ended September 30, 2021 we used cash to repurchase 0.6 million and 2.0 million shares of common stock, respectively, compared to none and 4.4 million in the same periods in 2020.

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

We maintain international unsecured bank lines of credit. At September 30, 2021, we were contingently liable for $70 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

As of September 30, 2021, our contractual obligations are as follows:

		Payments due by period
In thousands	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Contractual Obligations:
Operating leases, including imputed interest	$519,007	98,813	159,391	111,833	148,970
Unconditional purchase obligations	320,316	320,316	—	—	—
Technology, equipment and construction purchase obligations	79,458	32,680	28,741	17,937	100
Total contractual cash obligations	$918,781	451,809	188,132	129,770	149,070

We typically enter into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. We only enter into agreements that management believes we can fulfill. In the regular course of business, we also enter into agreements with service providers to maintain or operate equipment, facilities or software that may be longer than one year. We also regularly have contractual obligations for specific projects related to improvements of our owned or leased facilities and information technology infrastructure.

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At September 30, 2021, cash and cash equivalent balances of $951 million were held by our non-United States subsidiaries, of which $39 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the nine months ended September 30, 2021, would have had the effect of raising operating income by approximately $81 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $67 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the three and nine months ended September 30, 2021 and 2020 was insignificant. For the three months ended September 30, 2021 net foreign currency gains were less than $1 million. For the nine months ended September 30, 2021, net foreign currency losses were approximately $1 million. During both the three and nine months ended September 30, 2020, net foreign currency losses were approximately $9 million. We had no foreign currency derivatives outstanding at September 30, 2021 and December 31, 2020. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of September 30, 2021, we had approximately $165 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.

Interest Rate Risk

At September 30, 2021, we had cash and cash equivalents of $1,820 million of which $860 million was invested at various short-term market interest rates. Other than our recorded lease liabilities, we had no long-term obligations or debt at September 30, 2021. A hypothetical change in the interest rate of 10 basis points at September 30, 2021 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the third quarter of 2021.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Expeditors is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on our operations, cash flows or financial position. As of September 30, 2021, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
July 1-31, 2021	-	$0.00	-	9,890,312
August 1-31, 2021	232,430	121.94	232,430	9,708,090
September 1-30, 2021	380,386	126.85	380,386	9,392,354
Total	612,816	$124.99	612,816	9,392,354

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	Not applicable.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

November 4, 2021	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

November 4, 2021	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer