Form 10-K
period 2021-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2022-03-15
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, based upon the closing price as of the last business day of the most recently completed second fiscal quarter ended June 30, 2021, was approximately $21,309,503,040.

At March 8, 2022, the number of shares outstanding of registrant’s Common Stock was 167,398,064.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s Annual Meeting of Shareholders to be held on May 3, 2022 are incorporated by reference into Part III of this Form 10-K.

Auditor Firm ID: 185                   Auditor Name: KPMG, LLP            Auditor Location: Seattle, WA, USA

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2021

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

PART I

ITEM 1—BUSINESS

Overview

Expeditors International of Washington, Inc. (herein referred to as "Expeditors,” the "Company," "we," "us," "our") provides a full suite of global logistics services, offering customers a seamless international network of people and integrated information systems to support the movement and strategic positioning of goods. As a third-party logistics provider, we purchase cargo space from carriers (such as airlines, ocean shipping lines, and trucking lines) on a volume basis and resell that space to our customers. We do not compete for overnight courier or small parcel business and do not own aircraft or ships.

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

Ocean Freight and Ocean Services: Within ocean services, Expeditors offers three basic services: ocean freight consolidation, direct ocean forwarding, and order management:

Ocean freight consolidation: Expeditors, when acting as an ocean freight consolidator, contracts with ocean shipping carriers to obtain transportation for a fixed number of containers between various points during a specified time period at agreed-upon rates. We handle both full container loads as well as Less-than Container Load (LCL) freight, offering a wider range of shipping options and rates than available with the carriers directly. We also generate fees for ancillary services such as the preparation of documentation to comply with local export and import laws.

3.

Direct ocean forwarding: Expeditors acts as the agent when its customer contracts directly with the ocean carrier, and we may receive a commission from the carrier in addition to customer handling fees and ancillary services.

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

Customs Brokerage and Other Services: Expeditors offers a range of custom solutions, including:

Customs Brokerage and Import Services: Expeditors helps importers clear shipments through customs by preparing required documentation, calculating and paying duties and other taxes on behalf of the importer, arranging for any required inspections by governmental agencies, and import services such as arranging for local pickup, storage and delivery at destinations. Such services can include screening commercial documentation for assessed value, country of origin, application of special trade programs, and classification. Our target market is primarily comprised of customers looking to reduce the number of customs brokers used, those looking to improve compliance and reporting, and those seeking opportunities to participate in special trade programs globally.

Transcon: Expeditors' Transcon consists of multi-modal, intra-continental ground transportation and delivery services and includes value-added, white glove, and time-definite services.

Warehousing and Distribution Services: Expeditors’ services include inventory management, multi-channel order fulfillment, vendor management programs, and other value-added services. Our warehousing services are generally offered globally in multi-client facilities so that customers may benefit from cost savings related to shared space, labor, equipment, and other efficiencies.

Supply Chain Disruptions and Ongoing COVID-19 Impact on our Business

The disruptions on supply chain and transportation continued to significantly affect our business operations and operating results in 2021. Continued imbalances between demand and available capacity for all transportation modes have resulted in historically high average buy and sell rates in 2021 from already record high rates in 2020 and creates significant challenges for our network to meet our customers’ needs. Continued congestion at ports and gateways and equipment and labor shortages have disrupted sailing schedules and limited the ability to increase capacity while demand grew from a rebounding economy. We expect these disruptive market conditions to continue at least through the first half of 2022. As discussed in more detail under “Results of Operations”, there are significant constraints on current capacity for both air freight and ocean freight. This is due to a number of factors, including reduced flight schedules from pre-pandemic levels and new regulations, which limited available belly space for cargo, congestion at ports resulting from labor and equipment shortages and insufficient warehousing space at destinations. Air freighters and charters, container ships and gateway infrastructure are operating at near maximum capacity. While we believe these constraints are not long-term in nature, they impact our current ability to move increased air and ocean volumes in these capacity-constrained regions. We are unable to predict how these uncertainties will affect our future operations or financial results, but these conditions could result in lower operating income. In addition, in an effort to protect the health and safety of our employees, we continue to operate under our global business continuity plan that we implemented in the first quarter of 2020. See Item 1A: “Risk Factors” below for additional details.

Cyber-Attack Impact on our Business

On February 20, 2022, we determined that our company was the subject of a targeted cyber-attack. Upon discovering the incident, we shut down most of our operating systems globally to manage the safety of our overall global systems environment. We had limited ability to conduct operations during this time, including but not limited to arranging for shipments of freight or managing customs and distribution activities for our customers’ shipments. The situation is evolving and while the Company has partially resumed operations, at this time the Company is unable to estimate when it will resume full operations. We are incurring expenses relating to the cyber-attack to investigate and remediate this matter and expect to continue to incur expenses of this nature in the future. The Company expects that the impact of the shutdown and the ongoing impacts of the cyber-attack will have a material adverse impact on its business, revenues, expenses, results of operations, cash flows and reputation. At this early stage, the Company is unable to estimate the ultimate direct and indirect financial impacts of this cyber-attack.

4.

Revenues

The following chart shows our 2021 and 2020 revenues by service type:

The Expeditors Network

Expeditors has approximately 19,000 employees and provides a complete range of global logistics services to a diversified group of customers that vary in size, industry and geographic location. As opportunities for profitable growth arise, we will continue to open new offices where it makes sense to support existing global customers and serve new local markets. As a knowledge-based global provider of logistics services, we have often concluded over the course of our history that it is better to grow organically rather than by acquisition. When we have made acquisitions, it has generally been to obtain technology, increase geographic coverage by acquiring or establishing joint ventures with agents or others within the industry, or gain specialized industry expertise that could be leveraged to benefit our entire network.

Expeditors, including its majority-owned subsidiaries, is organized functionally in geographic operating segments and operates district offices in the regions identified below. Our district offices are defined by geographic boundaries and have been established in locations where Expeditors maintains unilateral control over operations, and where the existence of the parent-subsidiary relationship is maintained by means other than record ownership of voting stock.

Expeditors operates 176 district offices in the following geographic areas of responsibility:

•	Americas (70)
•	North Asia (21)
•	South Asia (16)
•	Europe (45)
•	Middle East, Africa and India (24)

5.

We also maintain branch offices, which are aligned with and dependent upon one district office, where practical benefit is gained by having staff located closer to the customers they are serving. Additionally, we contract with independent agents in locations where we do not have our own offices to provide required services for our existing customers. We have established 36 such relationships worldwide.

At Expeditors, we create our strategy and develop our global products, processes, technology and compliance programs at the corporate level, in order to drive consistency across all levels of the organization. Global consistency and compliance is fundamental to preserving our culture and network of people, processes, technology and locations. We leverage regional and local expertise by staffing our districts principally with local managers and personnel who are from the regions in which they operate and who often have extensive experience in logistics, coupled with a deep understanding of their local market. District offices are responsible for selling and executing Expeditors' products and services directly to customers and are involved in the selection of logistics service providers. Defining our strategy at a global level while executing it at the regional and local levels with customized supply chain solutions enables us to drive consistency and efficiency for our network and customers. We believe that focus on hiring and developing a diverse and talented workforce with an emphasis on exceptional customer service, along with our incentive-based compensation program, enables us to achieve superior financial results and provide for ongoing career advancement opportunities.

Our Culture and Strategy

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

Expeditors’ strategic plan is to achieve long-term, sustainable and profitable growth by focusing on the right markets and, within each market, on the right customers that lead to profitable business growth through the aggressive marketing of our service offerings. Innovative solutions, integrated platforms and data quality are vital to achieving a competitive advantage. Our teams are aligned on the specific markets of these focused priorities; on the targeted accounts within those markets; and on ways that we can continue to differentiate ourselves from our competitors. Our four key strategic initiatives are:

1.	Ensuring that base-line strategies for air, ocean and customs services for every district office and region lead to growth at the relevant market rates, profits and volumes by services.
2.	Growing our business services into and out of Europe, with particular focus on certain defined markets beyond our base-line growth expectations.
3.

Continuing to leverage our long and deeply entrenched presence in China - as well as the reputation that we have with the strategic carriers servicing China - to build a stronger customs brokerage and in-country presence. Our main focus remains on developing and integrating our customs systems, expertise and talent, and making investments that enhance and improve our import brokerage infrastructure and our ability to provide local delivery and support services in China.

4.	Growing our customs brokerage offering in South Asia and India by leveraging our strength and expertise in customs brokerage services and developing critical talent, processes and tools.

Our chief strategy officer continues to oversee all strategy within Expeditors, with a deep focus on exploring new avenues for innovation, differentiation and expansion.

Global Logistics and Supply Chain Technology

Expeditors has long believed that it is a competitive advantage to focus on organic growth and to utilize a single enterprise technology platform designed and built by logistics technology professionals for logistics professionals. Our technology platform is built on principles of innovation, agility, collaboration, performance and consistency across the Expeditors global network to meet diverse and complex global logistics and supply chain needs. The platform is comprised of proprietary, third party and open-source technologies. We utilize a globally-consistent infrastructure supporting both centralized and distributed technology strategies that incorporate security, disaster recovery and high availability.

Expeditors’ technology platform is designed, coded, tested and implemented by the collaborative efforts of our logistics industry and information technology professionals. Internally developing, maintaining and enhancing technology capabilities is in keeping with Expeditors' long-held belief that it not outsource core functions, with information systems being one of those core functions.

We are not dependent on third parties for developing or enhancing our core transportation technology platforms to address our needs or those of our customers. We utilize internally developed and third-party technology to perform our customs brokerage services, to address country and regional specifications. We continuously monitor emerging technologies for potential applicability to our business. Expeditors also believes that having a single, uniform, globally-connected platform driving logistics operations and providing comprehensive visibility and advanced analytics creates greater efficiency and value, particularly as the value of timely data and insights into that data are increasingly important. We are continually enhancing our systems, including significant upgrades to core operating and accounting systems.

6.

Tailored Solutions

As a non-asset-based logistics services provider, we have considerable flexibility to tailor customer-specific solutions by product. By understanding a customer's logistics and supply chain processes, strategies, and objectives, we identify targeted areas of opportunity for improvement, and deploy the right services and solutions for that customer. These services include our core product offerings of transportation, customs clearance, warehousing and distribution, and order management, along with expertise in supply chain analysis and optimization, trade compliance consulting, cargo insurance, cargo security, and solutions for oversized and heavy-lift freight. Our trained professional employees deliver these services across the globe through our network of district offices using a common technology platform, in conjunction with consistent and efficient operational processes that adhere to the highest standards of compliance while focusing on the individual needs of each customer.

Because Expeditors is in the business of optimizing our customers’ freight logistics and supply chains, we focus our sales and engagement strategies on professionals in logistics and supply chain management roles inside of customer organizations. While we drive our sales strategies at a global level, district management of each office is responsible for its own business development, operations, and service execution. We also employ dedicated account management staff who work with existing customers to improve operations and grow new business opportunities.

What Expeditors Ships

The goods that Expeditors handles are generally a function of the products that dominate international trade between any particular origin and destination. These goods include products from diverse industries, including electronics, high technology, healthcare, aerospace and aviation, manufacturing, oil and energy, automotive, retail consumer goods and fashion. In order to meet customers' complex and industry-specific demands, we utilize industry vertical teams throughout our network that focus on providing tailored solutions to different industries. Industry vertical teams work closely with our regional and district resources to grow our business. No single customer accounts for five percent or more of our revenues.

Expeditors' Services in Detail

The following describes in more detail the operations of each of Expeditors’ services:

Airfreight Services

Airfreight services accounted for approximately 41% and 45% of Expeditors' total revenues in 2021 and 2020, respectively. When performing airfreight services, we typically act either as a freight consolidator or as an agent for the airline that carries the shipment. When acting as a freight consolidator, we purchase cargo capacity from airlines on a volume basis and resell that space to our customers at lower rates than they could obtain directly from airlines on an individual shipment. We then issue a House Airway Bill (HAWB) to our customers as the contract of carriage and separately, we receive a Master Airway Bill from the airline when the freight is physically tendered. When moving shipments between points where the nature or volume of business does not facilitate consolidation, we receive and forward individual shipments as the agent of the airline that carries the shipment. Whether acting as a consolidator or agent, we offer our customers expertise for optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with securing capacity during periods of high demand.

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

We estimate that our average airfreight consolidation weighs approximately 3,800 pounds and that a typical consolidation includes merchandise from several shippers. Because shipment by air is relatively expensive compared with ocean transportation, air shipments are generally characterized by a high value-to-weight ratio, the need for rapid delivery, or both.

At the origin, Expeditors typically delivers shipments from one of our warehouses to the airline after consolidating the freight into containers or onto pallets. Normally that shipment will then arrive at the destination distribution point within 48 hours from the point of origin. During periods of high demand, available cargo capacity from the scheduled air carriers can be limited and backlogs of freight shipments may occur. When these conditions exist, we may charter aircraft to meet customer demand. In 2021, as a result of reduced availability in passenger aircraft capacity we greatly increased our usage of chartered aircraft. We expect to continue to utilize chartered aircraft as long as international passenger flights remain insufficient to meet the demand for freight capacity.

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

7.

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

Many passenger air carriers remain highly leveraged and incurred operating losses in 2021. Uncertainty over recovery of demand for passenger air travel compared to pre-pandemic levels and uncertainty related to jet fuel cost may impact air carriers’ operations and financial stability long term. This environment requires that we be selective in determining which carriers to utilize. Carriers' financial results will continue to drive their asset acquisition and deployment strategies, which will impact airfreight pricing and capacity. Most of Expeditors' customers are focused on improving supply-chain efficiency, reducing overall logistics costs by negotiating lower rates and utilizing ocean freight whenever possible. Certain customers are increasingly utilizing airfreight to improve speed to market. We expect these trends to continue in conjunction with carriers' efforts to manage available capacity and the evolution of consumer purchasing behavior, such as online shopping. Changes in available capacity, periods of high demand, or other market disruptions has impacted and could continue to impact our buy and sell rates and challenge our ability to maintain historical unitary profitability.

Ocean Freight and Ocean Services

Ocean freight services accounted for approximately 34% and 24% of Expeditors' total revenues in 2021 and 2020, respectively. We operate Expeditors International Ocean, Inc. (EIO), an Ocean Transportation Intermediary, sometimes referred to as a Non-Vessel Operating Common Carrier (NVOCC), which specializes in ocean freight services in most major trade lanes in the world. EIO also provides service, on a smaller scale, to and from any location where we have an office or an agent. Ocean freight services are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management.

Ocean freight consolidation: As an NVOCC, EIO contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate. EIO provides full container load services to companies that need flexibility and access to vessel capacity that they may not necessarily achieve by dealing directly with the shipping lines. Additionally, EIO supports customers that prefer to supplement their carrier strategy with an NVOCC. EIO also leverages the Expeditors global gateway network for the movement of LCL freight for customers needing to ship smaller consignments via ocean. EIO issues a House Ocean Bill of Lading (HOBL) or a House Seaway Bill to customers as the contract of carriage and receives a separate Master Ocean Bill of Lading (MOBL) when freight is physically tendered. Revenues from fees charged to customers for ancillary services that EIO may provide include the preparation of shipping and customs documentation, packing, crating, insurance services, and the preparation of documentation to comply with local export and import laws. We also charter vessels to support both our customers’ special projects and our container capacity needs.

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

Prior to 2021, many ocean carriers incurred substantial operating losses, and are still highly leveraged with debt. Multiple carrier acquisitions and alliances have occurred, and certain carriers are entering into onshore services as they pursue scale and additional market share in an

8.

effort to improve profitability. Ocean carriers have improved their management of capacity relative to demand in recent years. Currently, demand exceeds capacity in certain lanes. Demand for ocean transportation increased sharply in the second half of 2020 and remained strong in 2021, resulting in severe port congestion and supply chain disruptions, in particular on transpacific and Asia-to-Europe trade lanes. This has created operational challenges for carriers including their ability to maintain sailing schedules. Carriers also face changes in regulatory requirements such as requiring reductions in the sulfur in marine fuel, which are increasing their operating and capital costs. Consequently, when the market goes through seasonal peaks or any sort of disruption and demand exceeds supply, the carriers react by increasing their pricing as quickly as possible to offset their previous losses. This carrier behavior, along with fluctuations in demand, creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.

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

Customs Brokerage and Other Services

Customs brokerage and other services accounted for approximately 25% and 31% of Expeditors' total revenues in 2021 and 2020, respectively. As a customs broker, we assist our customers in clearing shipments through customs by preparing and transmitting required information and documentation, calculating and providing for payment of duties and other taxes on behalf of the importer, arranging required inspections by governmental agencies, and providing import services such as pick up, storage and delivery services at destinations. We provide customs brokerage services in conjunction with transportation services or independently. Expeditors supports regulatory compliance and visibility to the supply chain through process and system controls, technology, and licensed and trained professional oversight. We offer a customized, solutions-based approach to our customers, based on the complexity of their business. Our pricing reflects this complexity and scope, in addition to the number of declarations filed.

We also provide other value-added services within our network, such as warehousing and distribution, Transcon and consulting services. Expeditors' warehousing and distribution services include inventory management, multi-channel order fulfillment, vendor management programs and other industry-specific, value-added services. Our warehousing services are generally offered in facilities utilized by multiple customers so that customers may benefit from cost savings related to shared space, labor, equipment and other efficiencies. Expeditors' Transcon consists of multi-modal, intra-continental ground transportation and delivery services and includes value-added, white glove, and time-definite services. Expeditors responds to customer-driven trade compliance consulting services requests primarily through Tradewin. Fees for these non-transactional services are based upon hourly billing rates and bids for mutually agreed-upon projects.

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

9.

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

To protect our employees, we are committed to maintaining secure business operations globally by following our well-established security standards, maintained and deployed by our Health and Safety team, as well as applicable health and safety laws and regulation. We have mechanisms in place to report accidents, injuries and unsafe working conditions.

As a knowledge-based organization we focus on employees’ professional development through regular performance reviews and training, including mandatory trainings related to compliance; ethics, health and security; specific certifications where required to perform certain duties; supervising skills and development of succession plans of key employees.

Compensation and retention

We reinforce these values with a compensation system that rewards employees for profitably managing the things they can control. This incentive-based compensation system has been in place since we became a publicly traded company. There is no limit to how much a key employee can earn for success. We believe in a “real world” environment where the employees of our operating units are held accountable for the profit implications of their decisions. If these decisions result in operating losses, management generally must make up these losses with future operating profits, in the aggregate, before any cash incentive compensation can be earned. Executive management, in limited circumstances, makes exceptions at the branch operating unit level. At the same time, our policies, processes and relevant training focus on such things as cargo management, risk mitigation, compliance, sound business decisions, accounts receivable collection, cash flow and credit soundness in an attempt to help managers avoid the kinds of errors that might end a career. To retain the services of highly qualified, experienced, and motivated employees, we place considerable emphasis on our incentive-based compensation programs.

Since our business is service based, we believe that employee retention remains critical to our long-term success. To that end and true to our company culture, we have traditionally not laid off employees when we have encountered challenging downturns or economic uncertainty. For example, in 2020 during the early stages of the pandemic, as we witnessed a rapid downturn in our industry, we adopted a “no lay off” policy because we knew business would come back at some point in the future and that we would need these employees to execute and grow our business. In retrospect, we know it was the right thing to do for both our employees and our business as it allowed us to have experienced teams in place to operate during challenging supply chain conditions in 2021.

We evaluate our ability to engage and retain employees by monitoring turnover rates, percentage of positions filled internally, and by regularly conducting employee satisfaction surveys to identify opportunities where we can improve.

Geographically diverse workforce

At December 31, 2021, Expeditors employed approximately 19,000 people, of which approximately 12,000 were employed in international locations. We believe that focus on hiring and developing a diverse and talented workforce coupled with our incentive-based compensation program, enables us to provide exceptional service and superior financial results. We need to leverage regional and local expertise by staffing our districts principally with local managers and personnel who are from the regions in which they operate and who have extensive experience in logistics, coupled with a deep understanding of their local market. This results in a highly talented, inclusive and multi-cultural global workforce that reflects the diverse regions that we serve. Because our business involves shipments between districts and typically touches more than one geographic area, our success requires a high degree of communication and cooperation among our employees globally.

10.

District Managers are key individuals in our Company as sales, operational execution and business and expenditure decisions necessary to service our customers are the responsibility of management at each district. The vast majority of our employees are based in our operational districts, geographically distributed as shown below. We have summarized the number of employees based on individual headcount as of December 31, 2021 as follows:

Employee Count as of December 31,
2021
North America	7,290
Europe	3,930
North Asia	2,430
South Asia	1,680
Middle East, Africa and India	1,510
Latin America	800
Information Systems	1,050
Corporate	380
Total	19,070

Competition

The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. There are a large number of companies competing in one or more segments of the industry, but the number of firms with a global network that offer a full complement of logistics services is more limited. Certain air and ocean carriers are entering into onshore services as they pursue more profitable and less commoditized market segments to provide balance against their incumbent asset-based offerings. Further, there are new technology-based competitors that have entered the industry with substantial capital funding, with the intent to compete on a global level. Some of our competitors have significantly more resources than Expeditors. Depending on the location of the shipper and the importer, Expeditors must compete against both the niche players and larger entities. The industry continues to experience consolidations into larger firms striving for stronger and more complete multinational and multi-service networks. However, regional and local competitors still maintain a strong presence in certain markets.

The primary competitive factors in the global logistics services industry continue to be price and quality of service, including reliability, responsiveness, expertise, convenience and scope of operations. Expeditors emphasizes quality customer service, underscored by a strong commitment to compliance, and believes that our prices are competitive with the prices of others in the industry.

Larger customers utilize the services of multiple logistics providers and implement sophisticated and efficient procedures for the management of their logistics and supply chains by embracing strategies such as just-in-time delivery, network optimization, transportation flow optimization, and process improvement. Accordingly, timely and accurate data integrated into customer service capabilities is a significant factor in attracting and retaining customers.  Expeditors supports our customers in these strategies through digital products that provide quoting, booking, freight tracing and tracking, customized reporting, data analytics, and solution modeling/simulation/optimization. We can further extend support for these customer strategies through our order management and customs brokerage products and related digital solutions. These digital products and solutions can be delivered through Electronic Data Interface (EDI), Application Programming Interfaces (API), and browser-based web applications or mobile applications.

COVID-19 and supply chain disruptions have had a profound impact on a large number of customers across different industries, and many companies are now exploring options to build a strategy around supply chain resiliency, agility, sourcing, and inventory optimization. While our customers’ supply chain strategies may shift as a result of current conditions, we believe that the industry will remain highly competitive with a mix of large, niche, and new entrants, competing aggressively for customers’ business.

Expeditors' management believes that the ability to develop and deliver innovative solutions to meet our customers’ increasingly sophisticated supply chain requirements is a critical factor in our ongoing success. We devote significant resources towards the maintenance and enhancement of technology and digital solutions in order to meet these customer demands. Management believes that our existing systems are competitive with the systems currently in use by other logistics services companies with which we compete.

Unlike many of our competitors, who have tended to grow by merger and acquisition, Expeditors operates fully integrated transportation, customs brokerage, and accounting systems, running on a common hardware platform, in all of our full-service locations. Small and middle-tier competitors, in general, do not have the resources available to develop and integrate these customized systems. Historically, growth through aggressive acquisition has proven to be a challenge for many of our competitors and typically involves the purchase of significant “goodwill.” In contrast, Expeditors has pursued a strategy emphasizing organic growth supplemented by certain strategic acquisitions.

Our ability to attract, retain, and motivate highly qualified personnel with experience in global logistics services is an essential, if not the most important, element of Expeditors' ability to compete in the industry. To this end, we have adopted incentive compensation programs that make

11.

percentages of an operating unit's revenues and operating income available to managers for distribution among key personnel. We believe that these incentive compensation programs, combined with our experienced personnel and our ability to coordinate global marketing and business development efforts, provide a distinct competitive advantage.

Dependence on Service Providers

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

Currency and Inflation

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

Historically, our business has not been adversely affected by inflation. However, in 2021, many countries including the United States experienced higher inflation than in recent years. In 2021 and continuing into 2022, our business has experienced rising labor costs, significant service provider rate increases, higher rent and occupancy and other expenses. Due to the high degree of competition in the marketplace we may not be able to increase our prices to our customers to offset this inflationary pressure, which could lead to an erosion in our margins and operating income in the future. Conversely, raising our prices to keep pace with inflationary pressure may result in a decrease in customer demand.

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

Government Regulations

Transportation and Customs Brokerage

With respect to activities in the air transportation industry in the United States, Expeditors is subject to regulation by the Transportation Security Administration (TSA) of the Department of Homeland Security (DHS) as an indirect air carrier. All United States indirect air carriers must maintain prescribed security procedures and are subject to periodic audits by TSA. Our overseas offices and agents are licensed as airfreight forwarders in their respective countries of operation. Each Expeditors office is licensed, or, in the case of our newer offices, has applied for a license as an airfreight forwarder from the International Air Transport Association (IATA), a voluntary association of airlines and air transport related entities that prescribes specific operating procedures for airfreight forwarders acting as agents for its members. The majority of our airfreight forwarding business is conducted with airlines that are IATA members.

Expeditors is licensed as an Ocean Transportation Intermediary (OTI) (sometimes referred to as an NVOCC) by the Federal Maritime Commission (FMC). The FMC has established specific qualifications for shipping agents, including certain surety bonding requirements. The FMC is also responsible for the economic regulation of OTI/NVOCC activity originating or terminating in the United States. To comply with these economic regulations, vessel operators and NVOCCs, such as EIO, must file tariffs electronically, establishing the rates to be charged for the movement of specified commodities into and out of the United States. The FMC has the power to enforce these regulations by assessing penalties. Expeditors is licensed as a customs broker by the Customs and Border Protection (CBP) agency of DHS, nationally and in each U.S. customs district in which we do business. All United States customs brokers must maintain prescribed records and are subject to periodic audits by CBP. In other jurisdictions in which Expeditors performs customs clearance services, we are licensed by the appropriate governmental

12.

authority where such license is required to perform these services. Expeditors participates in various governmental supply chain security programs, such as the Air Cargo Advance Screening (ACAS), the Customs Trade Partnership Against Terrorism (CTPAT) in the United States, and Authorized Economic Operator (AEO) programs in other countries. Additionally, Expeditors is subject to additional regulatory and licensing requirements in the countries where we operate.

Business operations

We do not believe the current United States and foreign governmental regulations impose significant economic restraint upon our business operations. In general, Expeditors conducts business activities in each country through a wholly or majority-owned subsidiary corporation that is organized and existing under the laws of that country. However, the regulations of foreign governments can impose barriers to our ability to provide the full range of our business activities in a wholly or majority United States-owned subsidiary. For example, foreign ownership of a customs brokerage business is prohibited in some jurisdictions. Less frequently, the ownership of the licenses required for freight forwarding and/or freight consolidation is restricted to local entities. When we encounter this sort of governmental restriction, we work to establish a legal structure that meets the local regulations’ requirements while also providing the substantive operating and economic advantages available in the absence of such regulation. This can be accomplished by creating a joint venture or exclusive agency relationship with a qualified local entity that holds the required license.

The continuing global threats from pandemics, terrorism, cyberattacks, smuggling and wars, and governments’ overriding concern for the safety of passengers and citizens who import and export goods into and out of their respective countries, have resulted in a proliferation of cargo security and other regulations. Many of these regulations are complex and require varying degrees of interpretation. While these regulations have already created a marked difference in the security and other arrangements necessary to move shipments around the globe, regulations are expected to become more stringent in the future. As governments look for ways to tighten border controls and minimize the exposure of their citizens to contagious diseases, criminal elements and potential terror-related incidents, our competitors in the transportation business and we may be required to incorporate security and other procedures within our respective scope of services to a far greater degree than has been required in the past. We believe that increased security and additional requirements may involve further investments in technology and more sophisticated screening procedures being applied to cargo, customers, vendors, and employees. Expeditors' position is that any increased cost of compliance with security regulations will be passed through to beneficiaries of our services.

Environmental

In the United States, we are subject to Federal, state and local provisions regulating the discharge of materials and emissions into the environment or otherwise for the protection of the environment. Similar laws apply in many other jurisdictions in which we operate. Although our current operations have not been significantly affected by compliance with these environmental laws, governments, service providers and customers are becoming increasingly sensitive to environmental issues. We cannot predict what impact future environmental regulations may have on our business.

While government regulation related to climate change is under consideration by various levels of governments internationally and in the United States, Expeditors is committed to continual improvement in reducing the impact of our operations on the environment and assisting our customers in their efforts to reduce their carbon footprint. We have employee-led Green Teams which cover each of our local district offices and are responsible for projects focused on reducing Expeditors' Scope 1 and Scope 2 emissions (as defined by the Greenhouse Gas Protocol, Scope 1 emissions include all direct greenhouse gas emissions; Scope 2 includes indirect greenhouse gas emission from purchased electricity, heat or steam). We have voluntarily disclosed our Scope 1 and Scope 2 emissions data to CDP since 2010. We are also attentive to our Scope 3 emissions (as defined by the Greenhouse Gas Protocol, Scope 3 emissions include all other indirect emissions that occur in a company’s value chain). Therefore, we are a SmartWay and Transporte Limpio Partner company in North America. SmartWay is a voluntary public-private program sponsored by the Environmental Protection Agency (EPA) for tracking, documenting and sharing information about fuel use and freight emissions across supply chains. Transporte Limpio is a similar, voluntary program sponsored by the Mexican government.

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

When acting as an ocean freight consolidator, Expeditors assumes a carrier’s liability for lost or damaged shipments. This legal liability is typically limited by contract to the lower of the value of the goods or the released value (generally between $500 and 667 SDRs per package or customary freight unit unless the customer declares a higher value and pays a surcharge). The ocean carrier that we utilize to make the actual shipment is generally liable to us in the same manner and to the same extent. Generally, we do not assume liability for lost or damaged shipments in our ocean freight forwarding and customs clearance operations.

13.

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

In certain circumstances, Expeditors will assume additional limited liability. We maintain cargo legal liability insurance covering claims for losses attributable to missing or damaged shipments for which we are legally liable. Expeditors also maintains insurance coverage for the property of others that is stored in our warehouse facilities. This insurance coverage is provided by a Vermont, U.S.-based insurance entity wholly owned by Expeditors. The coverage is fronted and re-insured by a global insurance company. The total risk retained by Expeditors in 2021 was $5 million. In addition, we are licensed as an insurance broker through our subsidiary, Expeditors Cargo Insurance Brokers, Inc., and place cargo insurance coverage for other customers.

Information about our Executive Officers

The following table sets forth the names, ages, and positions of current executive officers of our company.

Name	Age	Position
Jeffrey S. Musser	56	President, Chief Executive Officer and Director
Eugene K. Alger	61	President, Global Services
Daniel R. Wall	53	President, Global Products
Richard H. Rostan	65	President, Global Geographies and Operations
Bradley S. Powell	61	Senior Vice President and Chief Financial Officer
Christopher J. McClincy	47	Senior Vice President and Chief Information Officer
Benjamin G. Clark	53	Senior Vice President, Chief Strategy Officer
Jeffrey F. Dickerman	46	Senior Vice President, General Counsel and Corporate Secretary

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

14.

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

COVID-19 was declared as a global health emergency and later declared as a global pandemic by the World Health Organization. As a result, throughout 2020 and 2021 and continuing into 2022, governments have implemented travel restrictions, mandated lockdowns and other precautionary measures that resulted in significant business and supply chain disruptions and has had direct impacts on international trade. This crisis has affected, and is expected to continue affecting, our business in many aspects. Governments have designated our operations as essential business and we activated our business continuity plan to be able to conduct operations. Our facilities and employees are operating under the constraints of special protective measures and many have been working remotely. As discussed in more detail under “Results of Operations”, there are significant constraints on current capacity for both air freight and ocean freight. This is due to a number of factors, including reduced flight schedules from pre-pandemic levels and new regulations, which limited available belly space for cargo, congestion at ports resulting from labor and equipment shortages and insufficient warehousing space at destinations. Air freighters and charters, container ships and gateway infrastructure are operating at near maximum capacity. While we believe these constraints are not long-term in nature, they impact our current ability to move increased air and ocean volumes in these capacity-constrained regions. These freight market conditions have created and continue to create pricing volatility that challenges Expeditors’ ability to maintain historical unitary profitability. Many of our customers are experiencing disruptions in their revenues and cash flows and have incurred higher operating expenses as a result of supply chain cost increases and other inflationary pressures. This has caused some customers to renegotiate contractual terms, increasing our accounts receivable collection and extended liability risks. Such conditions could result in the loss of business and additional credit losses in the future if our customers’ ability to pay deteriorates. Although we are monitoring the situation, we cannot predict for how long, or the ultimate extent to which the pandemic and related precautionary measures may disrupt our operations. Any significant disruption resulting from this on a large scale or over an extended period of time would negatively affect our business and our financial results. The COVID-19 pandemic could also have the effect of heightening many of the other risks described below. Throughout 2021 and into 2022, transportation rates have risen to historically high levels. We believe that as Covid-19 disruptions recede, and passenger air travel rebounds, that port congestion will improve. This will result in additional transportation capacity becoming available. Rates will likely decline as this occurs. On a limited basis, we have entered in to fixed-rate buy agreements to secure space in the air and ocean markets. Future declines of sell rates will negatively affect our operating income and cash flows.

We rely on service providers, such as air, ocean and ground freight carriers, and if they become financially unstable or have reduced capacity to provide service because of COVID-19, it may adversely impact our business and operating results.

As a non-asset-based provider of global logistics services, Expeditors depends on a variety of carriers and other service providers, including air, ocean and ground freight carriers. The quality and profitability of our services depend upon effective selection and oversight of our service providers. During the pandemic, air carriers have been particularly affected having to cancel flights due to travel restrictions resulting in

15.

dramatic drops in revenues, historical losses, high leverage and liquidity challenges. Uncertainty over recovery of demand for passenger air travel, in particular business travel, to pre-pandemic levels means air carriers’ operations and financial stability may be adversely affected long term. Prior to 2021, ocean carriers have incurred significant operating losses are still highly leveraged with debt. Additionally, several industry service providers, including ocean carriers, have consolidated, with the potential for more to occur in the future. COVID-19 places significant stress on our air, ocean and freight ground carriers, as well as other service providers, which may continue to result in reduced carrier capacity or availability, pricing volatility or more limited carrier transportation schedules and other services that we utilize, which could adversely impact our operations and financial results.

Global economic uncertainty impacted trade and could affect demand for our services or the financial stability of our service providers and customers.

The global economy entered a recession as a result of the pandemic, which initially affected trade and negatively affected demand for our services for a period of time, before rebounding in 2021. Future unfavorable economic conditions and high inflation could result in lower freight volumes and adversely affect Expeditors' revenues, operating results and cash flows. These conditions, should they occur for an extended period of time, could adversely affect our customers and service providers. Should our customers’ ability to pay deteriorate, additional credit losses may be incurred.

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

Expeditors primarily provides services to customers engaged in international commerce. Everything that affects international trade has the potential to expand or contract our primary market and adversely impact our operating results. For example, international trade is influenced by:

•	currency exchange rates and currency control regulations;
•	interest rate fluctuations;
•	changes and uncertainties in governmental policies and inter-governmental disputes, which could result in increased tariff rates, quota restrictions, trade barriers and other types of restrictions;
•	changes in and application of international and domestic customs, trade and security regulations;
•	wars, strikes, civil unrest, acts of terrorism, and other conflicts;
•	changes in labor and other costs, including the potential impacts of inflation;
•	increased global concerns regarding working conditions and environmental sustainability;
•	changes in consumer attitudes regarding goods made in countries other than their own;
•	changes in availability of credit; and
•	changes in the price and readily available quantities of oil and other petroleum-related products.

Our industry is highly competitive, and failure to compete or respond to customer requirements could damage our business and results of operations.

The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. There are a large number of companies competing in one or more segments of the industry, but the number of firms with a global network that offer a full complement of logistics services is more limited. Nevertheless, many of these competitors have significantly more resources than Expeditors and are actively pursuing acquisition opportunities and are developing new technologies to gain competitive advantages. Depending on the location of the shipper and the importer, we must compete against niche players, larger entities including carriers, and emerging technology companies. The primary competitive factors are price and quality of service. Many larger customers utilize the services of multiple logistics providers. Customers regularly solicit bids from competitors in order to improve service and to secure favorable pricing and contractual terms such as longer payment terms, fixed-price arrangements, higher or unlimited liability limits and performance penalties. Increased competition and competitors' acceptance of expanded contractual terms coupled with customers’ dissatisfaction with elevated rates, scarce capacity, and extended transit times could result in loss of business, reduced revenues, reduced margins, higher operating costs or loss of market share, any of which would damage our results of operations, cash flows and financial condition.

Operational Risks

We are dependent on our personnel and any inability to hire, develop or retain our key employees may have a negative impact on our operations.

Identifying, recruiting, hiring, training, and retaining employees is essential to our ability to operate and deliver our services, ability to grow and ultimately our future profitability. The global pandemic has caused disruptions to our work environment by requiring the majority of employees to work remotely. As the pandemic restrictions ease, we are requiring employees to return to the office. As a result, for those individuals that prefer working remotely, we may experience a higher degree of turnover and lower employee satisfaction in the near future. Further, this could inhibit our ability to identify, recruit, and hire new employees. We cannot predict how this may affect employees’ habits, preferences nor the

16.

impact it may have on our Company’s culture and our ability to continue to retain and attract talented employees who have become accustomed to a remote work environment. Additionally, we may incur higher compensation-related expense to recruit and retain employees.

We believe that our compensation programs are among the unique characteristics responsible for differentiating our performance from that of many of our competitors. Significant changes to compensation programs or significant declines in our operating income or operating losses could impact our ability to attract and retain key personnel.

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

Expeditors relies heavily and must compete based upon the flexibility and sophistication of the technologies utilized in performing our core businesses. Future results depend on our success in developing competitive and reliable systems to address the needs of our customers and suppliers. Development and maintenance of these systems must be accomplished in a cost-effective manner and support the use of secure protocols, including integration and availability of third-party technology. We are continually enhancing our systems, including significant upgrades to core operating and accounting systems. These efforts are inherently complex and if not managed properly could lead to disruptions in our operations or our ability to remain competitive.

Any significant disruptions to our network and systems continuity could have an adverse impact to our business and financial results.

As Expeditors, our customers and suppliers continue to increase reliance on systems, and as additional features are added, the risks also increase. Any significant disruptions to our global systems or the internet for any reason, which could include equipment or network failures; co-location facility failures; power outages; sabotage; employee error or other actions; cyber-attacks or other security breaches; reliance on third party technology; geo-political activity or natural disasters; all of which could have a material negative effect on our results. In February 2022, we were the subject of a targeted cyber-attack. Upon discovering the incident, we shut down most of our operating systems globally to manage the safety of our overall global systems environment. This shutdown and any such future events will result in loss of revenue; business disruptions (such as the inability to timely process shipments); and significant remediation costs. This cyber-attack could also result in increased vulnerability to attempts of fraud, legal claims and proceedings including potential breach of contract claims, reporting delays or errors; interference with regulatory reporting; an increase in costs to protect our systems and technology; or damage to our reputation.

We rely on service providers, including air, ocean, ground freight carriers and others, and if they have insufficient capacity available relative to market demand, or reduce our capacity allotments, it may adversely impact our business and operating results.

As a non-asset-based provider of global logistics services, Expeditors depends on a variety of carriers and other service providers, including air, ocean and ground freight carriers. Our ability to deliver our services depends on service providers’ having sufficient capacity available to purchase. When market demand significantly exceeds available capacity in a given market, which has been increasingly the case for various services and markets since the beginning of the pandemic in 2020, we may not always be able to find acceptable transportation or other service solutions to meet our customers’ needs or the routing and delivery of freight may be subject to delays that are outside of our control. Quality customer service is a key element of the Company’s success, and such challenges in meeting our customers’ needs and requirements may result in loss of business and consequently negatively affect our operating results.

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

A disruption or failure of Expeditors' systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack, strike, civil unrest, mass population dislocations, pandemic or other catastrophic event could cause delays in providing services or performing other mission-critical functions. Our corporate headquarters and certain other critical business operations are in the Seattle, Washington area, which is near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results. See “Any significant disruptions to our network and systems continuity could have an adverse impact to our business and financial results” above.

17.

We Face Risks Associated with the Handling of Customer Inventory

Under some of our agreements, we maintain the inventory of our customers.  Our failure to properly handle and safeguard such inventory exposes us to unexpected claims and expenses as well as potential harm to our business and reputation.

Our insurance coverage does not cover all potential losses and significant uninsured losses could adversely impact our financial results.

We carry insurance coverage for property damage and other insurable events resulting from certain events such as fire as well as other perils under extended coverage policies. Our insurance coverages contain policy specifications and insured limits customarily carried for similar locations, business activities and markets. We believe we are adequately insured. Certain losses, however, including losses from floods, earthquakes, acts of war, acts of terrorism or riots, cybersecurity events and pandemics, generally are not insured against or not fully insured against because it is not deemed economically feasible or prudent to do so. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our facilities in the future, we could experience a significant loss of assets, including customer inventory, and future operations could be harmed resulting in a loss of revenues or higher claims and operating expenses.

Furthermore, we cannot be sure that the insurance companies will be able to continue to offer products with sufficient coverage at commercially reasonable rates. If we experience a loss that is uninsured or that exceeds insured limits then we could incur additional expenses or a loss of future revenues from a facility that is damaged. Any such losses or higher insurance costs could adversely affect our business.

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

Climate change, including measures to address climate change, could adversely impact our business and financial results.

The long-term effects of climate change are difficult to predict and may be widespread. The impacts of climate change may include physical risks (such as rising sea levels, which could affect port operations or frequency and severity of extreme weather conditions, which could disrupt our operations and damage cargo and our facilities), compliance costs and transition risks (such as increased regulation and taxation to support carbon emissions’ reduction investments), shifts in customer demands (such as customers requiring more fuel efficient transportation modes or transparency to carbon emissions in their supply chains) and other adverse effects. Our non-asset-based model gives us a flexibility and an ability to change locations, modes, and carriers based on evolving operating conditions, however, such impacts may disrupt our operations by adversely affecting our ability to procure services that meet regulatory or customer requirements, depending on the availability of sufficient appropriate logistics solutions.

In addition, the increasing concern over climate change has resulted and may continue to result in more regulations relating to climate change, including regulating greenhouse gas emissions, restrictions on modes of transportation, alternative energy policies and sustainability initiatives, such as the FuelEU Maritime initiative. If legislation or regulations are enacted or promulgated in the United States or in any other jurisdictions in which we operate, that impose more stringent restrictions and requirements than our current legal or regulatory obligations, we may experience disruptions in, or increases in the costs associated with delivering our services, which may negatively affect our operating our results of operations, cash flows and financial condition.

18.

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

Expeditors is subject to income and non-income taxation in the United States (Federal, state and local) as well as many foreign jurisdictions including the People’s Republic of China, including Hong Kong, Taiwan, Vietnam, India, Mexico, Canada, Netherlands and the United Kingdom. In many of these jurisdictions, the tax laws are very complex and are open to different interpretations and application. Tax authorities frequently implement new taxes and change their tax rates and rules, including interpretations of those rules. The timing of the resolution of income and non-income tax examinations can be highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts recorded.

It is reasonably possible that within the next twelve months we will undergo further audits and examinations by various tax authorities and possibly may reach resolution related to income tax examinations covering one or more jurisdictions and years. In recent years, the United States and other foreign governments have made significant changes to tax laws, and more changes are anticipated in future periods. Often, those changes are subject to the issuance of new regulations and interpretations, which adds complexity and uncertainty in calculating tax liabilities. We are regularly under audit by tax authorities, including transfer pricing inquiries. Although we believe our tax estimates are reasonable, the final determination of tax audits, including any potential penalties and interest, could be materially different from our tax provisions and accruals and negatively impact our financial results.

Current economic and political conditions make tax laws and regulations, or their interpretation and application, in any jurisdiction subject to significant change. Changes in tax laws or statutory tax rates, competing tax regimes, variability in the mix of pretax earnings we generate in the U.S, as compared to other countries, or new taxes in the United States or foreign jurisdictions could result in additional tax liabilities, or increased volatility in our effective tax rate and total tax expense.

19.

General Risks

Investigations and litigation could require management time and or incur substantial legal costs or fines, penalties or damages, any of which could adversely impact on our financial results.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 — PROPERTIES

Expeditors’ corporate headquarters are located in Seattle, Washington. We conduct operations in approximately 450 locations worldwide, of which approximately 100 are in the United States and 20 are owned. These owned and leased locations are primarily located close to an airport, ocean port, or on an important border crossing. These facilities are strategically located to cover the geographic areas served by Expeditors. The majority of these facilities contain warehouse facilities. We will from time to time investigate the possibility of building or buying suitable facilities. We believe that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.

ITEM 3 — LEGAL PROCEEDINGS

Expeditors is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on our operations, cash flows or financial position. As of December 31, 2021, the amounts recorded for these claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters, including potential claims resulting from a cyber-attack in February 2022.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Expeditors' common stock trades on The NASDAQ Global Select Market under the symbol EXPD.

There were 623 registered holders of record as of March 8, 2022. This figure does not include a substantially greater number of beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.

The Board of Directors declared semi-annual dividends per share during the two most recent fiscal years as follows:

June 15, 2021	$0.58
December 15, 2021	$0.58
June 15, 2020	$0.52
December 15, 2020	$0.52

20.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
October 1-31, 2021	—	$—	—	9,404,267
November 1-30, 2021	1,834,385	$123.89	1,834,385	7,899,491
December 1-31, 2021	505,969	$123.08	505,969	7,210,353
Total	2,340,354	$123.71	2,340,354	7,210,353

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

21.

The graph below compares Expeditors International of Washington, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the NASDAQ Industrial Transportation index (NQUSB502060T). The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2016 and tracks it through 12/31/2021. Total return assumes reinvestment of dividends in each of the indices indicated.

	12/16	12/17	12/18	12/19	12/20	12/21
Expeditors International of Washington, Inc.	$100.00	$123.91	$131.99	$153.34	$189.30	$269.80
Standard and Poor's 500 Index	100.00	121.82	116.47	153.13	181.29	233.28
NASDAQ Industrial Transportation (NQUSB502060T)	100.00	127.55	116.02	146.11	191.19	241.77

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

22.

ITEM 6 — [RESERVED]

Not applicable.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E f the Securities Exchange Act of 1934, as amended. From time to time, Expeditors or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, presentations, oral statements made with the approval of an authorized executive officer or in various filings made by Expeditors with the Securities and Exchange Commission. Statements including those preceded by, followed by or that include the words or phrases “will”, likely result”, “are expected to”, "would expect", "would not expect", “will continue”, “is anticipated”, “estimate”, “project”, "provisional", "plan", "believe", "probable", "reasonably possible", "may", "could", "should", "intends", "foreseeable future" or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are qualified in their entirety by reference to and are accompanied by the discussion under Risk Factors in Item 1A of certain important factors that could cause actual results to differ materially from such forward-looking statements.

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

23.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Expeditors International of Washington, Inc. provides a full suite of global logistics services. Our services include air and ocean freight consolidation and forwarding, customs brokerage, warehousing and distribution, purchase order management, vendor consolidation, time-definite transportation services, temperature-controlled transit, cargo insurance, specialized cargo monitoring and tracking, and other supply chain solutions. We do not compete for overnight courier or small parcel business. As a non-asset-based carrier, we do not own or operate transportation assets.

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

Customs brokerage and other services involve providing services at destination, such as helping customers clear shipments through customs by preparing and filing required documentation, calculating and providing for payment of duties and other taxes on behalf of customers as well as arranging for any required inspections by governmental agencies, and import services such as arranging for local pick up, storage and delivery at destinations. These are complicated functions requiring technical knowledge of customs rules and regulations in the multitude of countries in which we have offices. We also provide other value-added services at destination, such as warehousing and distribution, time-definitive transportation services and consulting.

24.

We manage our company along five geographic areas of responsibility: Americas; North Asia; South Asia; Europe; and Middle East, Africa and India (MAIR). Each area is divided into sub-regions that are composed of operating units with individual profit and loss responsibility. Our business involves shipments between operating units and typically touches more than one geographic area. The nature of the international logistics business necessitates a high degree of communication and cooperation among operating units. Because of this inter-relationship between operating units, it is very difficult to examine any one geographic area and draw meaningful conclusions as to its contribution to our overall success on a stand-alone basis. The following chart shows revenues by geographic areas of responsibility for the years ended December 31, 2021, 2020 and 2019:

Revenues by Geographic Area
7,000
6,000
5,000
4,000
3,000
2,000
1,000
-
$ (Thousands)
Americas
North Asia
South Asia
Europe
MAIR
2021
2020
2019

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

North Asia is our largest export-oriented region and accounted for 39% of revenues, 44% of directly related cost of transportation and other expenses and 29% of operating income for the year ended December 31, 2021. North Asia's directly related cost of transportation and other expenses are higher than other segments due to the largely export nature of the operations in that region.

25.

Highlights from 2021

In 2021, the COVID-19 pandemic and resulting disruptions on supply chains continued to significantly affect our business operations and financial results, and we expect these disruptive conditions to continue at least through the first half of 2022. The significant impacts are discussed under Item 1 Business and below within Results of operations. The COVID-19 pandemic may continue to impact our business operations and financial operating results, and there is uncertainty in the nature and degree of its continued effects over time. Refer to Risk Factors (Part I, Item 1A) for a discussion of these factors and other risks.

•	Revenues and directly related operating expenses increased 72% and 81%, respectively, from strong growth in all services propelled by high average rates and growth in volumes transacted.
•

Severe imbalances between carrier available capacity and customer demand resulted in record high average buy and sell rates resulting in higher revenues, operating expenses and need for working capital to support the growth.

•

Significant congestion at ocean ports and airport gateways from continued shortages in equipment, labor and warehousing space at destinations and disruptions from COVID-19 precautionary measures, resulted in longer transportation times and created challenging conditions to find availability to meet the growing customer demand.

•	Salaries and related expenses increased 34% as a result of higher incentive compensation from higher operating income.
•	Net earnings to shareholders increased 103% and we returned $710 million to shareholders in common stock repurchases and dividends.

On February 20, 2022, we determined that our company was the subject of a targeted cyber-attack. Upon discovering the incident, we shut down most of our operating systems globally to manage the safety of our entire global systems environment. We had limited ability to conduct operations during this time, including but not limited to arranging for shipments of freight or managing customs and distribution activities for our customers’ shipments. The situation is evolving and while the Company has partially resumed operations, at this time the Company is unable to estimate when it will resume full operations. We are incurring expenses relating to the cyber-attack to investigate and remediate this matter and expect to continue to incur expenses of this nature in the future. The Company expects that the impact of the shutdown and the ongoing impacts of the cyber-attack will have a material adverse impact on its business, revenues, expenses, results of operations, cash flows and reputation. At this early stage, the Company is unable to estimate the ultimate direct and indirect financial impacts of this cyber-attack.

Industry trends, trade conditions and competition

We operate in over 60 countries in the competitive global logistics industry and our activities are closely tied to the global economy. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, laws and policies relating to tariffs, trade restrictions, foreign investment and taxation. Periodically, governments consider a variety of changes to tariffs and trade restrictions and accords. Currently, the United States and China have significantly increased tariffs on certain imports and are engaged in trade negotiations and changes to export regulations and tariffs. In 2020, the United Kingdom and the European Union negotiated the terms of the United Kingdom’s exit from the European Union (Brexit), which were effective on January 1, 2021. We cannot predict the outcome of changes in tariffs, or interpretations, and trade restrictions and accords and the effects they will have on our business. As governments implement higher tariffs on imports, manufacturers may accelerate, to the extent possible, shipments to avoid higher tariffs and, over time, may shift manufacturing to other countries. Doing business in foreign locations also subjects us to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies and inter-governmental disputes concerning international trade, our business may also be negatively affected by political developments and changes in government personnel or policies in the United States and other countries, as well as economic turbulence, political unrest and security concerns in the nations and on the trade shipping lanes in which we conduct business and the future impact that these events may have on international trade, oil prices and security costs.

Our ability to provide services to our customers is highly dependent on good working relationships with a variety of entities, including airlines; ocean carrier lines and ground transportation providers, as well as governmental agencies. We select and engage with best-in-class, compliance-focused, efficiently run, growth-oriented partners, based upon defined value elements and are intentional in our relationship and performance management activity, reinforcing success by awarding service providers who consistently achieve at the highest levels with additional business. We consider our current working relationships with these entities to be satisfactory. However, changes in the financial stability and operating capabilities and capacity of asset-based carriers, capacity allotments available from carriers, governmental regulation or deregulation efforts, modernization of the regulations governing customs brokerage, and/or changes in governmental restrictions, quota restrictions or trade accords could affect our business in unpredictable ways. Many air carriers are experiencing significant cash flow challenges as a result of travel restrictions resulting in cancellation of flights and have received government relief and incurred record operating losses in 2020 and 2021. Uncertainty over recovery of demand for passenger air travel, in particular business travel, compared to pre-pandemic levels may impact air carriers’ operations and financial stability long term. Prior to 2020, many ocean carriers incurred substantial operating losses and are highly leveraged with debt. These conditions have resulted in multiple carrier acquisitions and carrier alliance formations and certain carriers are expanding into onshore services. Carriers also face new regulatory requirements that became effective in 2020 requiring reductions in the sulfur in marine fuel, which are increasing their operating and capital costs. When the market experiences seasonal peaks or any sort of disruption, the carriers often increase their pricing suddenly. This carrier behavior creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.

26.

The global economic and trade environments remain uncertain, including the ongoing impacts of the pandemic. We cannot predict the impact of future changes in global trade on our operating results, freight volumes, pricing, inflation, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or on changes in competitors' behavior. Additionally, we cannot predict the direct or indirect impact that further changes in and purchasing behavior, such as online shopping, could have on our business. In response to governments implementing higher tariffs on imports, as well as responses to the pandemic’s disruptions, some customers have begun shifting manufacturing to other countries which could negatively impact us.

Critical Accounting Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Preparing our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. A summary of our significant accounting policies can be found in Note 1 to the consolidated financial statements in this report. Management believes that the nature of our business is such that there are few complex challenges in accounting for operations. While judgments and estimates are a necessary component of any system of accounting, the use of estimates is limited primarily to accrual of loss contingencies, accrual of various tax liabilities and contingencies, accrual of insurance liabilities for the portion of the related exposure that we have self-insured, and accounts receivable valuation.

These estimates, other than the accrual of loss contingencies and tax liabilities and contingencies, are not highly uncertain and have not historically been subject to significant change. Management believes that the methods utilized in all of these areas are non-aggressive in approach and consistent in application, and that there are limited, if any, alternative accounting principles or methods which could be applied to these transactions. While the use of estimates means that actual future results may be different from those contemplated by the estimates, management believes that alternative principles and methods used for making such estimates would not produce materially different results than those reported.

The outcome of loss contingencies, including legal proceedings and claims and government investigations, brought against us are subject to significant uncertainty. An estimated loss from a contingency, such as a legal proceeding, claim, government investigation or audit, is recorded by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a loss contingency is made if there is at least a reasonable possibility that a significant loss has been incurred. In determining whether a loss should be recorded, management evaluates several factors, including advice from outside legal counsel, in order to estimate the likelihood of an unfavorable outcome and to make a reasonable estimate of the amount of loss or range of reasonably possible loss. Changes in these factors could have a material impact on our financial position, results of operations and operating cash flows for any particular quarter or year.

Accounting for income taxes involves significant estimates and judgments. We are subject to taxation in various states and in many foreign jurisdictions including the People’s Republic of China, including Hong Kong, Taiwan, Vietnam, India, Mexico, Canada, Netherlands and the United Kingdom. Management believes that our tax positions, including intercompany transfer pricing policies, are reasonable and are consistent with established transfer pricing methodologies and norms. We are under, or may be subject to, audit or examination and assessments by the relevant authorities in respect of these particular jurisdictions primarily for 2009 and thereafter. Sometimes audits and examinations result in proposed assessments where the ultimate resolution could result in significant additional tax, penalties and interest payments being required. We establish liabilities when, despite our belief that the tax return positions are appropriate and consistent with tax law, we conclude that we may not be successful in realizing the tax position. In evaluating a tax position, we determine whether it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position and in consultation with qualified tax advisors.

The total amount of our income and non-income tax contingencies may increase in 2022. In addition, changes in state, federal, and foreign tax laws and changes in interpretations of these laws may increase our existing tax contingencies. The timing of the resolution of tax examinations can be highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ significantly from the amounts recorded. It is reasonably possible that within the next 12 months we may undergo further audits and examinations by various tax authorities and it is also possible that we may reach resolution related to income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on tax filings in future years and may increase the amount of tax expense we recognize as well as the potential for penalties and interest being incurred. Our estimate of any ultimate tax liability contains assumptions based on our experience, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by the taxing jurisdiction. Though we believe the estimates and assumptions used to support the evaluation of our tax positions are reasonable, the actual amount of any change could vary significantly depending on the ultimate timing and nature of its resolution.

As discussed in Note 1.G to the consolidated financial statements, earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States. The 2017 Tax Act significantly changed U.S. corporate income tax laws including, among other things, the creation of a territorial tax system. Our effective tax rate is significantly impacted by the mix of pretax earnings that we generate in the U.S. as compared to countries in the rest of the world, and the tax rates in effect in those locations relative to the pre-tax earnings generated in those countries and jurisdictions. We believe it is reasonably possible that many countries and jurisdictions will increase their tax rates or otherwise

27.

implement tax reforms that would be expected to increase the total tax expense that we will incur in those locations. Our effective tax rate will continue to be impacted by any discrete items for events occurring in a future period or future changes in tax regulations and related interpretations.

Results of Operations

This section of this Form 10-K generally discusses year-to-year comparisons between the results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 and see “Correction of immaterial error” note, below.

The following table shows the revenues, the directly related cost of transportation and other expenses for our principal services and our overhead expenses for 2021, 2020 and 2019. The table, chart and the accompanying discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto in Part II, Item 8 of this report.

				Percentage change
In thousands	2021	2020	2019	2021 vs. 2020
Airfreight services:
Revenues[1]	$6,771,402	$4,274,026	$2,740,938	58%
Expenses[1]	5,067,380	3,168,808	1,955,054	60%
Ocean freight and ocean services:
Revenues[1]	5,545,818	2,342,344	2,188,149	137%
Expenses[1]	4,364,160	1,751,850	1,584,240	149%
Customs brokerage and other services:
Revenues[1]	4,206,297	2,968,023	3,013,330	42%
Expenses[1]	2,626,615	1,736,044	1,766,655	51%
Overhead expenses:
Salaries and related costs	2,062,351	1,538,104	1,422,315	34%
Other	493,685	449,150	447,461	10%
Total overhead expenses	2,556,036	1,987,254	1,869,776	29%
Operating income	1,909,326	940,437	766,692	103%
Other income, net	15,290	16,127	29,102	(5)%
Earnings before income taxes	1,924,616	956,564	795,794	101%
Income tax expense	505,771	258,350	203,778	96%
Net earnings	1,418,845	698,214	592,016	103%
Less net earnings attributable to the noncontrolling interest	3,353	2,074	1,621	62%
Net earnings attributable to shareholders	$1,415,492	$696,140	$590,395	103%

1 See Note 11 – Correction of Immaterial Errors to the consolidated financial statements included in Part II, Item 8 of this report.

28.

Revenues by Service
$ (Millions)
$18,000
$16,000
$14,000
$12,000
$10,000
$8,000
$6,000
$4,000
$2,000
$0
$16,523
$6,771
$5,546
$4,206
$9,584
$4,274
$2,342
$2,968
$7,942
$2,741
$2,188
$3,013
2021 Revenues
2020 Revenues
2019 Revenues
Customs
Ocean
Air

Airfreight services:

In 2020 and 2021, airfreight services experienced unprecedented events in response to the global pandemic. As a result of travel restrictions and lower passenger demand, airlines significantly reduced flight schedules which limited available belly space for cargo at a time where global demand remained high. Demand started growing in the second quarter of 2020 and continued to remain high throughout 2021, amplified by a strong economy and customers converting to air shipments due to disruptions in ocean transportation, creating additional competition for limited available capacity. These conditions have caused extreme imbalances between carrier capacity and demand, principally on exports out of North Asia and South Asia. In order to execute and meet the transportation needs of our customers we significantly increased utilization of chartered flights while still routinely purchasing capacity in advance and on the spot market. This resulted in sustained high average buy and sell rates. Freighters, charters and gateway infrastructure are operating at near maximum capacity, which is continuing the pressure on buy rates and limiting the ability to move additional volume.

Airfreight services revenues and expenses increased 58% and 60%, respectively, in 2021, as compared with 2020, due to a 26% increase in tonnage and 28% and 29% increases in average sell and buy rates, respectively. Tonnage increased in all regions, with the largest increase coming from exports out of North America and North Asia, affected also by low levels of activity in the first half of 2020 in the United States and first quarter of 2020 in China as a result of pandemic-related closures. Average sell and buy rates increased in all regions and most significantly on exports out of North Asia and South Asia.

During the fourth quarter of 2021, we experienced record high tonnage and continued high average sell rates and buy rates. Compared to the fourth quarter of 2020, airfreight services revenues and expenses increased 68% and 65%, respectively, due to 53% and 49% increases in average sell and buy rates, respectively, and a 13% increase in tonnage. When compared to the third quarter of 2021, demand for airfreight grew while capacity shortages persisted in particular on exports from North Asia. Airfreight services revenues and expenses increased 41% and 39%, respectively, from the third quarter of 2021 to the fourth quarter of 2021, principally due to 37% and 34% increases in average sell rates and buy rates, respectively, and a 5% increase in tonnage.

29.

These conditions create a high degree of volatility in volumes, average buy rates and sell rates and are expected to continue at least through the first half of 2022, as international passenger flights are not expected to return to pre-pandemic levels, additional capacity from freighters is limited and disruptions in the ocean market continue to impact demand for airfreight. The continued historically high average buy and sell rates have significantly contributed to the growth in our revenues and expenses and financial results in 2021. Should customer demand decrease and rates return to pre-pandemic levels, it will result in a significant decrease in our revenues, expenses and operating income compared to 2021. These unprecedented operating conditions are not expected to be sustained long-term. We are unable to predict how these uncertainties and any other disruptions will affect our future operations or financial results.

Ocean freight and ocean services:

Ocean freight consolidation, direct ocean forwarding, and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues and expenses increased 137% and 149%, respectively, in 2021, as compared with 2020.The largest component of our ocean freight and ocean services revenue is derived from ocean freight consolidation, which represented 82% and 66% of ocean freight and ocean services revenue in 2021 and 2020, respectively.

Ocean freight consolidation revenues and expenses increased 194% and 191%, respectively, in 2021, as compared with 2020, primarily due to 151% and 148% increases in average sell and buy rates, respectively, and a 17% increase in containers shipped. Demand started increasing in the second half of 2020 and continued to increase through the end of 2021, due to backlogs in supply chains, low customer inventory levels, and high customer demand creating a severe imbalance between demand and capacity, in particular on exports from North Asia and South Asia. The deficiency in available capacity continues to be affected by unprecedented congestion at ports due to labor and equipment shortages and insufficient storage at destinations. These factors disrupted sailing schedules and resulted in record high average buy rates. When compared to the fourth quarter of 2020, average buy and sell rates increased 211% and 219%, respectively. When compared to the third quarter of 2021, average buy and sell rates increased 33% and 32%, respectively. These extremely challenging conditions are impacting the ability to secure necessary capacity from ocean carriers, as well as the time and resources required to process shipments and meet the sharply growing demands of customers.

In 2021, containers shipped were up in all regions, with the largest increase from exports out of North Asia and South Asia. The increase in containers shipped were also the result of low levels of activity in China in the first quarter of 2020 and in North America in the first half of 2020 due to pandemic-related closures. In 2021, North Asia and South Asia ocean freight and ocean services revenues increased 213% and 295%, respectively, while directly related expenses increased 209% and 306%, respectively, primarily due to higher average sell and buy rates and increases in containers shipped.

Direct ocean freight forwarding revenues and expenses increased 22% and 27%, respectively, in 2021, principally due to higher volumes and increased charges for ancillary services provided at ports. Order management revenues and expenses increased 31% and 38%, respectively, in 2021, due to higher volumes from new and existing customers and higher costs.

Ocean carriers experienced significant increases in market demand in 2021, and we expect this demand to continue at least through the first half of 2022. However, these unprecedented operating conditions are not expected to be sustained long-term. Until port congestion, labor and equipment shortages subside, we believe there will be continued pressure on buy rates. We also expect that pricing volatility will continue as carriers adapt to changes in capacity, market demand and labor availability and customers react to governmental trade policies. The historically high average buy and sell rates in 2021 have significantly contributed to the growth in our revenues and expenses. Should customer demand or rates decrease from these record levels, or if we are unable to secure sufficient capacity from carriers, it will result in a significant decrease in our revenues, expenses and operating income compared to 2021.

Customs brokerage and other services:

Customs brokerage and other services revenues and expenses increased 42% and 51%, respectively, in 2021, as compared with 2020, primarily due to an increase in shipments from existing and new customers, an increase in demand for brokerage services, in part due to Brexit and import services. Revenues and expenses for import services increased significantly due to record high drayage, storage, delivery, demurrage, and detention costs incurred at destinations caused by port congestion, shortages in warehousing space and delays in retrieving and delivering cargo. Road freight, warehousing and distribution services revenues and expenses also increased as a result of growth in demand and higher trucking, storage and labor costs. Slowdowns due to the pandemic-related closures affected volumes, particularly in aerospace, automotive, oil and energy and certain portions of the retail sectors in 2020 creating a backlog in supply chains that resulted in higher demand for services in 2021. Customers continue to value our brokerage services due to changing tariffs and increasing complexity in the declaration process. Customers seek knowledgeable customs brokers with sophisticated computerized capabilities critical to an overall logistics management program that are necessary to rapidly respond to changes in the regulatory and security environment.

North America revenues and directly related expenses increased 45% and 64%, respectively in 2021, as compared with 2020, primarily as a result of higher volumes in customs brokerage, higher charges on import services. Europe revenues and directly related expenses increased 46% and 43%, respectively in 2021, as compared with 2020, primarily due to an increase in demand for brokerage services, in part due to Brexit.

30.

Overhead expenses:

Salaries and related costs increased 34% in 2021, as compared with 2020, principally due to increases in commissions and bonuses earned from higher revenues and operating income and a 9% increase in headcount to support the growth in our operations.

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

Our management compensation programs have always been incentive-based and performance driven. Bonuses to field and executive management in 2021 were up 80% when compared to the same period in 2020 primarily due a 103% increase in operating income offset by unused bonus allocations available for future investments in the development of key personnel.

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

Other overhead expenses increased 10% in 2021, as compared with 2020. The increases in expenses are the result of certain operational expenses, renting additional space and technology-related costs to support the growth in our operations and higher local tax expenses partially offset by a decrease in travel and entertainment expenses due to travel restrictions. As travel restrictions ease in the future, we expect travel and entertainment expenses to increase. We will continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to explore new areas for profitable growth. In the first quarter of 2022, we are incurring incremental expenses relating to investigating and remediating the cyber-attack and expect to continue to incur such expenses, which will significantly increase our overhead expenses.

Income tax expense:

Our consolidated effective income tax rate was 26.3% in 2021, as compared to 27.0% in 2020. The earnings of our U.S. operations were proportionally higher than that of our international subsidiaries in 2021 which resulted in a benefit to our effective tax rate as average U.S. federal and state tax rates are lower than average tax rates of our international subsidiaries. In 2021 and 2020, we benefited from U.S. Federal tax credits totaling $27.9 million and $16.7 million, respectively principally because of withholding taxes related to our foreign operations, as well as U.S. income tax deductions for foreign-derived intangible income (FDII) of $22.6 million and $10 million, respectively. This was offset by lower benefit from tax deductions for share-based compensation in 2021, principally stock option exercises of our employees, as well as the impact of certain expenses that are no longer deductible under the 2017 Tax Act, including certain executive compensation in excess of amounts allowed.

The tax benefit associated with non-qualified stock option and restricted stock unit grants is recorded when the related compensation expense is recorded (excess tax benefits are recorded upon the exercise of non-qualified stock options and vesting of restricted stock units and performance share units), while the tax benefit received for incentive stock options and employee stock purchase plan shares cannot be anticipated and are therefore recognized if and when a disqualifying disposition occurs. Our effective tax rate is subject to variation and the effective tax rate may be more or less volatile based on the amounts of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on the effective rate is greater when pre-tax income is lower. Total consolidated foreign income tax expense is composed of the income tax expense of our non-U.S. subsidiaries as well as income based withholding taxes paid by our non-U.S. subsidiaries on behalf of its parent for intercompany payments, including the remittance of dividends.

Some elements of the recorded impacts of the 2017 Tax Act could be impacted by further legislative action as well as additional interpretations and guidance issued by the Internal Revenue Service or Treasury. See Note 7 to the consolidated financial statements for additional information.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates transacting in a multitude of currencies other than the U.S. dollar. That exposes us to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or

31.

have agency relationships maintain strict currency control regulations that influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during 2021 and 2020 was insignificant. We had no foreign currency derivatives outstanding at December 31, 2021 and 2020. Net foreign currency losses were approximately $12 million and $25 million for 2021 and 2020, respectively.

Historically, our business has not been adversely affected by inflation. However, in 2021, many countries including the United States experienced higher inflation than in recent years. In 2021 and continuing into 2022, our business has experienced rising labor costs, significant service provider rate increases, higher rent and occupancy and other expenses. Due to the high degree of competition in the marketplace we may not be able to increase our prices to our customers to offset this inflationary pressure, which could lead to an erosion in our margins and operating income in the future. Conversely, raising our prices to keep pace with inflationary pressure may result in a decrease in customer demand. As we are not required to purchase or maintain extensive property and equipment and have not otherwise incurred substantial interest rate-sensitive indebtedness, we currently have limited direct exposure to increased costs resulting from increases in interest rates.

There is uncertainty as to how new regulatory requirements and volatility in oil prices will continue to impact future buy rates. Because fuel is an integral part of carriers' costs and impacts both our buy rates and sell rates, we would expect our revenues and costs to be impacted as carriers adjust rates for the effect of changing fuel prices. To the extent that future fuel prices increase and we are unable to pass through the increase to our customers, fuel price increases could adversely affect our operating income.

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the year ended December 31, 2021 was $868 million, as compared with $655 million for 2020. This $213 million increase is primarily due to increased earnings, partially offset by changes in working capital, principally from excess customer billings over collections when compared to the same period in 2020 as a result of growth in activity and high sell rates in 2021. At December 31, 2021, working capital was $2,909 million, including cash and cash equivalents of $1,729 million. We had no long-term debt at December 31, 2021. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including effects of the cyber-attack, meeting any contingent liabilities related to standby letters of credit and other obligations.

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

Our business historically has been subject to seasonal fluctuations and this is expected to continue in the future. Cash flows fluctuate as a result of this seasonality. Historically, the first quarter shows an excess of customer collections over customer billings. This results in positive cash flow. The increased activity associated with periods of higher demand (typically commencing late second or early third quarter and continuing well into the fourth quarter) causes an excess of customer billings over customer collections. This cyclical growth in customer receivables consumes available cash. However, there is no assurance that this seasonal trend will occur in the future or to what degree it will continue to be impacted in 2022 by the pandemic or the cyber-attack.

Cash used in investing activities for the year ended December 31, 2021 was $37 million, as compared with $46 million in 2020. Capital expenditures were $36 million in 2021 compared to $48 million 2020. Total anticipated capital expenditures in 2022 are currently estimated to be $100 million. This includes routine capital expenditures, upgrades to computer equipment related to the cyber-attack and investments in technology.

Cash used in financing activities for the year ended December 31, 2021 was $614 million as compared with $331 million in 2020. We have a Discretionary Stock Repurchase Plan under which management is allowed to repurchase shares to reduce the issued and outstanding stock to 160 million shares of common stock. We used the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to reduce issued and outstanding shares. During 2021 and 2020, we used cash to repurchase 4.4 million shares of common stock at an average price of $117.54 per share and 4.6 million shares of common stock at an average price of $72.26 per share, respectively. In addition, during 2021 and 2020, we paid cash dividends of $1.16 and $1.04 per share, respectively.

32.

We follow established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. Historically, our investment portfolio has not been adversely impacted by disruptions occurring in the credit markets. However, there can be no assurance that our investment portfolio will not be adversely affected in the future.

We cannot predict what further impact ongoing uncertainties in the global economy, political uncertainty nor the COVID-19 pandemic may have on our operating results, freight volumes, pricing, amounts advanced on behalf of our customers, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or changes in competitors' behavior. The Company expects that the impact of the shutdown and the ongoing impacts of the cyber-attack will have a material adverse impact on its business, revenues, expenses, results of operations, cash flows and reputation. At this early stage, the Company is unable to estimate the ultimate direct and indirect financial impacts of this cyber-attack.

We maintain international unsecured bank lines of credit for short-term working capital purposes. A few of these credit lines are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks issuing the credit line. At December 31, 2021, borrowings under these credit lines were not significant and we were contingently liable for $67 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

We have lease arrangements primarily for office and warehouse space in all districts where we conduct business. At of December 31, 2021, we had fixed lease payment obligations of $531 million, with $97 million payable within 12 months.

We typically enter into unconditional purchase obligations with asset-based providers (generally short-term in nature) reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. We only enter into agreements that management believes we can fulfill. In the regular course of business, we also enter into agreements with service providers to maintain or operate equipment, facilities or software that can be longer than one year. We also regularly have contractual obligations for specific projects related to improvements of our owned or leased facilities and information technology infrastructure. Purchase obligations outstanding as of December 31, 2021 totaled $300 million.

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At December 31, 2021, cash and cash equivalent balances of $923 million were held by our non-United States subsidiaries, of which $42 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

As of December 31, 2021, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(2) of SEC Regulation S-K.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the year ended December 31, 2021, would have had the effect of raising operating income by approximately $120 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $98 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity

33.

throughout the year ended December 31, 2021, was insignificant. Net foreign currency losses were approximately $12 million and $25 million in 2021 and 2020, respectively. We had no foreign currency derivatives outstanding at December 31, 2021 and 2020. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of December 31, 2021, we had $237 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.

Interest Rate Risk

At December 31, 2021, we had cash and cash equivalents of $1,729 million, of which $487 million was invested at various short-term market interest rates. We had no long-term debt at December 31, 2021. A hypothetical change in the interest rate of 10 basis points at December 31, 2021 would not have a significant impact on our earnings.

In management’s opinion, there has been no material change in our interest rate risk exposure between 2021 and 2020.

34.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed on the pages listed below, as part of Part II, Item 8 of this report.

35.

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

We are developing a new accounting system, which is being implemented on a worldwide basis over the next several years. This system is expected to improve the efficiency of certain financial and transactional processes and reporting. This transition affects the processes that constitute our internal control over financial reporting and requires testing for operating effectiveness. Starting on February 20, 2022, as a result of a cyber-attack, the Company shut down most of its operating systems globally, including its accounting systems to manage the safety of its entire global systems environment. We are bringing our enterprise systems online and are expecting to implement enhancements to our existing cybersecurity systems and processes beginning in the first quarter of 2022.

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

A system of internal control can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management, including the Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company's internal control over financial reporting, as of December 31, 2021, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2021, which is included on page F-3.

ITEM 9B — OTHER INFORMATION

Not applicable.

36.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

37.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth below or incorporated by reference to information under the caption “Proposal No. 1: Election of Directors” and to the information under the caption “Board Operations" in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 3, 2022. See also Part I - Item 1 – Information about our Executive Officers.

Audit Committee and Audit Committee Financial Expert

Expeditors' Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Robert P. Carlile, James M. Dubois, Brandon S. Pedersen, Liane J. Pelletier and Olivia D. Polius. Expeditors' Board has determined that Robert P. Carlile, Chairman of the Audit Committee, Brandon S. Pedersen, and Olivia D. Polius, are the audit committee financial experts as defined by Item 407(d)(5) of Regulation S-K under the Exchange Act and that each member of the Audit Committee is independent under the NASDAQ independence standards applicable to audit committee members.

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

ITEM 11 — EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to information under the captions “Director Compensation Program” and “Compensation Discussion and Analysis” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 3, 2022.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to information under the captions “Shareholder Engagement & Stock Ownership Information” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 3, 2022.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2021, regarding compensation plans under which equity securities of Expeditors are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3)
Equity Compensation Plans Approved by Security Holders	3,592,463	$44.07	4,349,322
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	3,592,463	$44.07	4,349,322

(1)

Represents shares issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock units and performance stock units that will vest if target levels are achieved under the Omnibus Incentive Plan.

38.

(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units and performance stock units, which have no exercise price.
(3)	Includes 1,782,334 available for issuance under the employee stock purchase plans and 2,566,988 available for future grants of equity awards under the Amended and Restated 2017 Omnibus Incentive Plan.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to information under the captions “Certain Relationships and Related Transactions” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 3, 2022.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to information under the caption “Relationship with Independent Registered Public Accounting Firm” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 3, 2022.

39.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
(a)	1.	FINANCIAL STATEMENTS
		Reports of Independent Registered Public Accounting Firm	F-1 through F-3
		Consolidated Balance Sheets as of December 31, 2021 and 2020	F-4
		Consolidated Statements of Earnings for the Years Ended December 31, 2021, 2020 and 2019	F-5
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019	F-6
		Consolidated Statements of Equity for the Years Ended December 31, 2021, 2020 and 2019	F-7
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019	F-8
		Notes to Consolidated Financial Statements	F-9 through F-23
	2.	FINANCIAL STATEMENT SCHEDULES
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

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of Expeditors is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)	Form of Employment Agreement executed by Jeffrey S. Musser, Expeditors' President and Chief Executive Officer. See Exhibit 10.23.
(2)	Form of Employment Agreement executed by Expeditors' Chief Financial Officer. See Exhibit 10.25.
(3)	General Form of Executive Employment Agreement. See Exhibit 10.27.
(4)	Expeditors' 2008 Executive Incentive Compensation Plan. See Exhibit 10.35.
(5)	Expeditors' 2002 Amended and Restated Employee Stock Purchase Plan. See Exhibit 10.42.
(7)	Expeditors' 2011 Stock Option Plan. See Exhibit 10.57.
(8)	Form of Stock Option Agreement used in connection with options granted under Expeditors' 2011 Stock Option Plan. See Exhibit 10.58.
(9)	Expeditors' 2012 Stock Option Plan. See Exhibit 10.59.
(10)	Form of Stock Option Agreement used in connection with options granted under Expeditors' 2012 Stock Option Plan. See Exhibit 10.60.
(11)	Expeditors' 2013 Stock Option Plan. See Exhibit 10.61.
(12)	Form of Stock Option Agreement used in connection with options granted under Expeditors' 2013 Stock Option Plan. See Exhibit 10.62.
(13)	Expeditors' 2014 Stock Option Plan. See Exhibit 10.63.
(14)	Form of Stock Option Agreement used in connection with options granted under Expeditors; 2014 Stock Option Plan. See Exhibit 10.64.
(15)	Expeditors' 2015 Stock Option Plan. See Exhibit 10.65.
(16)	Form of Stock Option Agreement used in connection with options granted under Expeditors' 2015 Stock Option Plan. See Exhibit 10.66.
(17)	Expeditors' 2016 Stock Option Plan. See Exhibit 10.67.
(18)	Form of Stock Option Agreement used in connection with options granted under Expeditors' 2016 Stock Option Plan. See Exhibit 10.68.
(19)	Expeditors' Amended and Restated 2017 Omnibus Incentive Plan. See Exhibit 10.69
(20)

Form of Executive Restricted Stock Unit Award Agreement used in connection with executive restricted stock units granted under Expeditors' Amended and Restated 2017 Omnibus Incentive Stock Plan. See Exhibit 10.69

(21)	Form of Performance Share Award Agreement used in connection with performance share units granted under Expeditors' Amended and Restated 2017 Omnibus Incentive Stock Plan. See Exhibit 10.69

40.

(22)	Form of Performance Share Award Agreement used in connection with performance share units granted under Expeditors' Amended and Restated 2017 Omnibus Incentive Stock Plan. See Exhibit 10.69
(b)	EXHIBITS

Exhibit Number	Exhibit

3.1	Expeditors' Restated Articles of Incorporation and the Articles of Amendment as amended. (Incorporated by reference to Exhibit 3.1 to Form 10-K, filed on or about February 23, 2018.)

3.2	Expeditors' Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to Form 8-K, filed on or about August 4, 2020.)

4.1	Description of Registrant’s Securities. (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2019, filed on or about February 21, 2020.)

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

41.

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

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from the Company’s Yearly Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL

ITEM 16 — FORM 10-K SUMMARY

None.

42.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2022

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

By:	/s/ Bradley S. Powell
Bradley S. Powell
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2022.

Signature	Title

/s/ Jeffrey S. Musser	President, Chief Executive Officer and Director
(Jeffrey S. Musser)	(Principal Executive Officer)

/s/ Bradley S. Powell	Senior Vice President and Chief Financial Officer
(Bradley S. Powell)	(Principal Financial and Accounting Officer)

/s/ Robert R. Wright	Chairman of the Board and Director
(Robert R. Wright)

/s/ Glenn M. Alger	Director
(Glenn M. Alger)

/s/ Robert P. Carlile	Director
(Robert P. Carlile)

/s/ James M. DuBois	Director
(James M. DuBois)

/s/ Mark A. Emmert	Director
(Mark A. Emmert)

/s/ Diane H. Gulyas	Director
(Diane H. Gulyas)

/s/ Brandon S. Pedersen	Director
(Brandon S. Pedersen)

/s/ Liane J. Pelletier	Director
(Liane J. Pelletier)

/s/ Olivia D. Polius	Director
(Olivia D. Polius)

43.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

COMPRISING ITEM 8

ANNUAL REPORT ON FORM 10-K

TO SECURITIES AND EXCHANGE COMMISSION FOR THE

YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

44.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Expeditors International of Washington, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We identified the assessment of certain gross unrecognized tax benefits as a critical audit matter. Complex auditor judgment was required in evaluating the Company’s interpretation of tax law and its estimate of the ultimate resolution of tax positions.

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
March 15, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Expeditors International of Washington, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Expeditors International of Washington, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 15, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Seattle, Washington
March 15, 2022

Consolidated Balance Sheets

In thousands, except per share data

December 31,	2021	2020
Assets:
Current Assets:
Cash and cash equivalents	$1,728,692	$1,527,791
Accounts receivable, net	3,810,286	1,998,055
Deferred contract costs	987,266	327,448
Other	108,801	110,250
Total current assets	6,635,045	3,963,544
Property and equipment, net	487,870	506,425
Operating lease right-of-use assets	459,158	432,723
Goodwill	7,927	7,927
Deferred federal and state income taxes, net	729	—
Other assets, net	19,200	16,884
Total assets	$7,609,929	$4,927,503
Liabilities:
Current Liabilities:
Accounts payable	$2,012,461	$1,136,859
Accrued expenses, primarily salaries and related costs	403,625	257,021
Contract liabilities	1,142,026	379,722
Current portion of operating lease liabilities	82,019	74,004
Federal, state and foreign income taxes	86,166	45,437
Total current liabilities	3,726,297	1,893,043
Noncurrent portion of operating lease liabilities	385,641	364,185
Deferred federal and state income taxes, net	—	7,048
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, par value $0.01 per share, authorized 2,000 shares; none issued	—	—
Common stock, par value $0.01 per share, authorized 640,000. Issued and outstanding: 167,210 shares and 169,294 shares at December 31, 2021 and 2020, respectively	1,672	1,693
Additional paid-in capital	3,160	157,496
Retained earnings	3,620,008	2,600,201
Accumulated other comprehensive loss	(130,414)	(99,753)
Total shareholders’ equity	3,494,426	2,659,637
Noncontrolling interest	3,565	3,590
Total equity	3,497,991	2,663,227
Total liabilities and equity	$7,609,929	$4,927,503

See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings

In thousands, except per share data

Years ended December 31,	2021	2020	2019
Revenues:
Airfreight services	$6,771,402	$4,274,026	$2,740,938
Ocean freight and ocean services	5,545,818	2,342,344	2,188,149
Customs brokerage and other services	4,206,297	2,968,023	3,013,330
Total revenues	16,523,517	9,584,393	7,942,417
Operating Expenses:
Airfreight services	5,067,380	3,168,808	1,955,054
Ocean freight and ocean services	4,364,160	1,751,850	1,584,240
Customs brokerage and other services	2,626,615	1,736,044	1,766,655
Salaries and related costs	2,062,351	1,538,104	1,422,315
Rent and occupancy costs	186,287	169,863	166,182
Depreciation and amortization	51,312	56,959	50,950
Selling and promotion	16,026	18,436	44,002
Other	240,060	203,892	186,327
Total operating expenses	14,614,191	8,643,956	7,175,725
Operating income	1,909,326	940,437	766,692
Other Income (Expense):
Interest income	8,807	10,415	22,803
Other, net	6,483	5,712	6,299
Other income, net	15,290	16,127	29,102
Earnings before income taxes	1,924,616	956,564	795,794
Income tax expense	505,771	258,350	203,778
Net earnings	1,418,845	698,214	592,016
Less net earnings attributable to the noncontrolling interest	3,353	2,074	1,621
Net earnings attributable to shareholders	$1,415,492	$696,140	$590,395
Diluted earnings attributable to shareholders per share	$8.27	$4.07	$3.39
Basic earnings attributable to shareholders per share	$8.37	$4.14	$3.45
Weighted average diluted shares outstanding	171,250	170,896	174,209
Weighted average basic shares outstanding	169,145	168,333	170,899

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

In thousands

Years ended December 31,	2021	2020	2019
Net earnings	$1,418,845	$698,214	$592,016
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (benefit) expense of ($5,275) in 2021, $4,254 in 2020, and $25,731 in 2019	(32,408)	30,759	(26,553)
Reclassification adjustment for foreign currency realized losses, net of tax of $145 in 2019	—	—	535
Other comprehensive (loss) income	(32,408)	30,759	(26,018)
Comprehensive income	1,386,437	728,973	565,998
Less comprehensive income attributable to the noncontrolling interest	1,606	1,399	1,309
Comprehensive income attributable to shareholders	$1,384,831	$727,574	$564,689

See accompanying notes to consolidated financial statements.

Consolidated Statements of Equity

In thousands, except per share data

Years ended December 31, 2021, 2020 and 2019

	Common Stock
	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2018	171,582	$1,716	$1,896	$2,088,707	$(105,481)	$1,986,838	$882	$1,987,720
Shares issued under employee stock plans	3,377	34	141,537	—	—	141,571	—	141,571
Shares repurchased under provisions of stock repurchase plan	(5,337)	(54)	(202,176)	(186,830)	—	(389,060)	—	(389,060)
Stock compensation expense	—	—	61,543	—	—	61,543	—	61,543
Net earnings	—	—	—	590,395	—	590,395	1,621	592,016
Other comprehensive loss	—	—	—	—	(25,706)	(25,706)	(312)	(26,018)
Dividends paid ($1.00)	—	—	403	(170,956)	—	(170,553)	—	(170,553)
Balance at December 31, 2019	169,622	1,696	3,203	2,321,316	(131,187)	2,195,028	2,191	2,197,219
Cumulative adjustment for adoption of new accounting pronouncement	—	—	—	6,074	—	6,074	—	6,074
Shares issued under employee stock plans	4,272	43	175,736	—	—	175,779	—	175,779
Shares repurchased under provisions of stock repurchase plan	(4,600)	(46)	(84,941)	(247,400)	—	(332,387)	—	(332,387)
Stock compensation expense	—	—	62,498	—	—	62,498	—	62,498
Net earnings	—	—	—	696,140	—	696,140	2,074	698,214
Other comprehensive income (loss)	—	—	—	—	31,434	31,434	(675)	30,759
Dividends paid ($1.04)	—	—	1,000	(175,929)	—	(174,929)	—	(174,929)
Balance at December 31, 2020	169,294	1,693	157,496	2,600,201	(99,753)	2,659,637	3,590	2,663,227
Shares issued under employee stock plans	2,294	23	90,910	—	—	90,933	—	90,933
Shares repurchased under provisions of stock repurchase plan	(4,378)	(44)	(315,565)	(198,985)	—	(514,594)	—	(514,594)
Stock compensation expense	—	—	69,385	—	—	69,385	—	69,385
Net earnings	—	—	—	1,415,492	—	1,415,492	3,353	1,418,845
Other comprehensive loss	—	—	—	—	(30,661)	(30,661)	(1,747)	(32,408)
Dividends paid ($1.16)	—	—	934	(196,700)	—	(195,766)	—	(195,766)
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,631)	(1,631)
Balance at December 31, 2021	167,210	$1,672	$3,160	$3,620,008	$(130,414)	$3,494,426	$3,565	$3,497,991

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

In thousands

Years ended December 31,	2021	2020	2019
Operating Activities:
Net earnings	$1,418,845	$698,214	$592,016
Adjustments to reconcile net earnings to net cash from operating activities:
Provisions for losses (recoveries) on accounts receivable	7,540	5,584	(1)
Deferred income tax (benefit) expense	(3,690)	8,371	4,482
Stock compensation expense	69,385	62,498	61,543
Depreciation and amortization	51,312	56,959	50,950
Other, net	3,790	3,960	941
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,869,827)	(647,193)	265,919
Increase (decrease) in accounts payable and accrued expenses	1,041,805	430,452	(182,233)
(Increase) decrease in deferred contract costs	(700,273)	(189,447)	28,811
Increase (decrease) in contract liabilities	803,837	217,699	(37,097)
Increase (decrease) in income taxes payable, net	57,867	8,502	(18,472)
(Increase) decrease in other, net	(12,097)	(630)	4,830
Net cash from operating activities	868,494	654,969	771,689
Investing Activities:
Purchase of property and equipment	(36,247)	(47,543)	(47,022)
Other, net	(398)	1,516	1,007
Net cash from investing activities	(36,645)	(46,027)	(46,015)
Financing Activities:
Proceeds from borrowing on lines of credit, net	7,512	43	246
Proceeds from issuance of common stock	106,105	186,345	148,245
Repurchases of common stock	(514,594)	(332,387)	(389,060)
Dividends paid	(195,766)	(174,929)	(170,553)
Payments for taxes related to net share settlement of equity awards	(15,172)	(10,566)	(6,674)
Distribution to noncontrolling interest	(1,631)	—	—
Net cash from financing activities	(613,546)	(331,494)	(417,796)
Effect of exchange rate changes on cash and cash equivalents	(17,402)	19,852	(1,122)
Change in cash and cash equivalents	200,901	297,300	306,756
Cash and cash equivalents at beginning of period	1,527,791	1,230,491	923,735
Cash and cash equivalents at end of period	$1,728,692	$1,527,791	$1,230,491
Supplemental Cash Flow Information:
Cash paid for income taxes	$442,549	$239,849	$222,083

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  |  Basis of Presentation

Expeditors International of Washington, Inc. (the "Company”) is a non-asset-based provider of global logistics services operating through a worldwide network of offices and exclusive or non-exclusive agents. The Company’s customers include retailing and wholesaling, electronics, high technology, industrial and manufacturing companies around the world.

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

All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for per share data or unless otherwise specified. Certain prior year amounts have been reclassified to conform to the current year presentation, including revisions to correct for immaterial errors. See Note 11 for further information.

B.  |  Cash Equivalents

All highly liquid investments with a maturity of three months or less at date of purchase are considered to be cash equivalents.

C.  |  Accounts Receivable

Effective January 1, 2020, the Company adopted a new accounting standard update related to the measurement of credit losses on financial instruments. The Company determined that this new guidance is applicable to its accounts receivable, which are short term and for which the Company has not historically experienced significant credit losses. The adoption had an immaterial effect on the Company’s consolidated financial statements and disclosures. The Company adopted this standard using the modified retrospective transition method resulting in a $6 million adjustment to the opening balance of retained earnings and an $8 million reduction to the opening balance of allowance for credit loss. Under this new standard, the valuation allowance reduces a financial asset’s balance for credit losses expected to be incurred over the assets contractual term. The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method leveraging historical credit loss information and including considerations of the current economic environment. Additional allowances may be necessary in the future if changes in economic conditions are significant enough to affect expected credit losses.  The Company has recorded an allowance for credit loss in the amounts of $6,686 and $5,579 as of December 31, 2021 and 2020, respectively. Additions and write-offs have not been significant in the periods presented.

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

For the years ended December 31, 2021 and 2020, the Company performed the required goodwill annual impairment test during the fourth quarter and determined that no impairment had occurred.

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

Additionally, the Company elected to apply the short-term lease exemption for leases with a non-cancelable period of twelve months or less and has chosen not to separate non-lease components from lease components and instead to account for each as a single lease component.

F.  |  Revenues and Revenue Recognition

The Company provides global logistics services, including air and ocean freight consolidation and forwarding, customs brokerage, warehousing and distribution, purchase order management, vendor consolidation, time-definite transportation services, temperature-controlled transit, cargo insurance, specialized cargo monitoring and tracking and other logistics solutions. As a non-asset-based carrier, the Company does not own transportation assets.

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

The Tax Cuts and Jobs Act (2017 Tax Act) significantly changed U.S. corporate income tax laws, including among other things, the creation of a territorial tax system. The 2017 Tax Act includes provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. The Company treats BEAT and GILTI as discrete adjustments as components of current income tax expense.

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

J.  |  Foreign Currency

Foreign currency amounts attributable to foreign operations have been translated into U.S. dollars using year-end exchange rates for assets and liabilities, historical rates for equity, and weighted average rates for revenues and expenses. Currency fluctuations are a normal operating factor in the conduct of the Company’s business and foreign exchange transaction gains and losses are included in revenues and operating expenses. Also, the Company is exposed to foreign currency exchange fluctuations on monetary assets and liabilities denominated in currencies that are not the local functional currency. Foreign exchange gains and losses on such balances are recognized in net earnings within customs brokerage and other services costs. Net foreign currency losses in 2021, 2020 and 2019 were $11,806, $25,398 and $9,251, respectively.

The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure. Accordingly, the Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely. Such hedging activity during 2021, 2020 and 2019 was insignificant. The Company had no foreign currency derivatives outstanding at December 31, 2021 and 2020.

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

Accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments, net of related income tax effects, as of December 31, 2021 and 2020.

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

M.  |  Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company uses estimates primarily in the following areas: accounts receivable valuation, accrual of costs related to ancillary services the Company provides, self-insured liabilities, accrual of various income and non-income tax liabilities including estimates associated with the 2017 Tax Act, accrual of loss contingencies, the allocation of the purchase price in a business combination, calculation of share-based compensation expense and estimates related to determining the lease term and discount rate when measuring ROU assets and lease liabilities. Actual results could be materially different from the estimated provisions and accruals recorded.

NOTE 2.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, other than cash, consist primarily of cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying value of these financial instruments approximates their fair value.

Cash and cash equivalents consist of the following:

	December 31, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents:
Cash and overnight deposits	$1,241,565	$1,241,565	$602,112	$602,112
Corporate commercial paper	423,261	423,279	872,287	872,350
Time deposits	63,866	63,866	53,392	53,392
Total cash and cash equivalents	$1,728,692	$1,728,710	$1,527,791	$1,527,854

The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).
NOTE 3.	PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

	2021	2020
Land	$147,310	$150,030
Buildings and leasehold improvements	494,797	492,747
Furniture, fixtures, equipment and purchased software	382,676	379,344
Construction in progress	4,764	1,292
Property and equipment, at cost	1,029,547	1,023,413
Less accumulated depreciation and amortization	541,677	516,988
Property and equipment, net	$487,870	$506,425

NOTE 4.	LEASES

The Company enters into lease agreements primarily for office and warehouse space in all districts where it conducts business. As of December 31, 2021, all of the Company's leases are operating leases. Lease terms are either on a month-to-month basis or terminate at various times through 2040. The Company also has two long-term operating lease arrangements to use land, for which the usage rights were entirely prepaid. Usage rights for those arrangements are recognized in rent expense over the lease terms up to 2057.

Lease cost for the twelve months ended December 31, 2021, 2020, and 2019 is recorded under rent and occupancy expenses in the consolidated statements of earnings and is comprised of the following:

	2021	2020	2019
Operating lease cost	$98,219	$91,436	$81,912
Variable lease cost	39,607	26,857	25,843
Total lease cost	$137,826	$118,293	$107,755

Variable lease cost includes short-term lease expenses, which are insignificant.

Maturities of lease liabilities as of December 31, 2021 are as follows:

2022	$97,047
2023	89,583
2024	73,346
2025	66,112
2026	51,708
Thereafter	153,090
Total minimum lease payments	530,886
Less imputed interest	63,226
Lease liability	$467,660

The weighted-average remaining lease term and weighted-average discount rate are as follows:

	2021	2020
Weighted-average remaining lease term (in years)	7.45	7.86
Weighted-average discount rate	3.71%	4.08%

Other information related to the Company's operating leases are as follows:

	2021	2020	2019
Right-of-use assets obtained in exchange for new operating lease liabilities	$117,409	$109,515	$103,788
Cash paid for amounts included in the measurement of lease liabilities	$95,804	$90,101	$79,040

NOTE 5.	SHAREHOLDERS’ EQUITY

A.  |  Stock Repurchase Plans

The Company has a Discretionary Stock Repurchase Plan, originally approved by the Board of Directors in November 2001 and amended from time to time, under which management as of December 31, 2021 is authorized to repurchase shares down to 160,000 shares of common stock outstanding.

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

Cumulative shares repurchased since inception of the plans were 122,969.

B.  |  Omnibus Incentive Plan

On May 5, 2020, the shareholders approved the Company's Amended and Restated 2017 Omnibus Incentive Plan (Amended 2017 Plan), which made available 5,500 shares of the Company's common stock in aggregate to be issued under any award type allowed by the Amended 2017 Plan. The RSUs granted in 2021, 2020 and 2019 generally vest annually over three years based on continued employment and are settled upon vesting in shares of the Company's common stock on a one-for-one basis.

The Amended 2017 Plan also provides for annual equity awards to non-employee directors. The Amended 2017 Plan provides for an annual grant of equity awards to each participant with a fair market value that may not exceed $600, or $800 with respect to the Chairman of the Board. Restricted shares granted to non-employee directors in 2021, 2020 and 2019 vest at the time of grant and there were no unvested restricted shares as of December 31, 2021. In 2021, 12 fully vested RSUs with a weighted average grant date fair value per share of $113.82 were granted to non-employee directors.

The following table summarizes information about RSUs and restricted shares:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2020	965	$73.92
RSUs granted	327	$113.82
RSUs vested	(477)	$74.16
RSUs forfeited	(21)	$83.42
Outstanding at December 31, 2021	794	$89.74

In 2021, 2020 and 2019, the Company also awarded 75, 95 and 96 PSUs, respectively, under the Amended 2017 Plan. Outstanding PSUs include performance conditions to be finally measured based on financial results at December 31, 2021, 2022 and 2023. The final number of PSUs will be determined using an adjustment factor of up to 2 times or down to 0.5 of the targeted PSU grant, depending on the degree of achievement of the designated performance targets. If the minimum performance thresholds are not achieved, no shares will be issued. Each PSU will convert to one share of the Company's common stock upon vesting.

At December 31, 2021, there were 173 shares of PSUs unvested at target levels, with a weighted-average grant date fair value of $90.77. At December 31, 2021, 200 PSUs with a grant date fair value of $75.73 became vested based on satisfaction of performance goals but had not settled.

RSUs and PSUs granted under the Amended 2017 Plan have dividend equivalent rights, which entitle holders of RSUs and PSUs to the same dividend value per share as holders of common stock. Dividend equivalent rights are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs and are accumulated and paid in shares when the underlying awards vest.

At December 31, 2021, there are approximately 2,567 shares available for grant under the Amended 2017 Plan.

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

C.  |  Stock Option Plans

Historically, the Company granted stock options under stock option plans approved annually by shareholders. Those plans generally allowed for the grant of qualified and non-qualified grants and outstanding options expire no more than ten years from the date of grant.  Stock options were last granted in 2016 under the Company's 2016 stock option plan and all options were fully vested as of December 31, 2020. No additional shares can be granted under any of the Company's stock option plans other than the Amended 2017 Plan.

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

The following table summarizes information about stock options:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at December 31, 2020	3,553	$44.49
Options granted	—	$—
Options exercised	(1,220)	$45.28
Options forfeited	—	$—
Options canceled	(4)	$51.32
Outstanding at December 31, 2021	2,329	$44.07	2.95	$210,128
Exercisable at December 31, 2021	2,329	$44.07	2.95	$210,128

D.  |  Stock Purchase Plan

In May 2002, the shareholders approved the Company’s 2002 Employee Stock Purchase Plan (the 2002 Plan), which became effective August 1, 2002. As last amended in May 2019, the Company’s 2002 Plan provides for 15,305 shares of the Company’s common stock to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year. The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of (1) 85% of the fair market value of the Company’s stock on the last trading day in July or (2) 85% of the fair market value of the Company’s stock on the first trading day in August of the preceding year. A total of 13,523 shares have been issued under the 2002 Plan since inception and $33,073 has been withheld from employees at December 31, 2021 in connection with the plan year ending July 31, 2022.

E.  |  Share-Based Compensation Expense

The fair value of employee stock purchase rights granted under the 2002 Plan is estimated on the date of grant using the Black-Scholes Model with the following assumptions:

	For the years ended December 31,
	2021	2020	2019
Dividend yield	1.10%	1.40%	1.40%
Volatility	20%	32%	23%
Risk-free interest rates	0.08%	0.15%	1.96%
Expected life (years)	1	1	1
Weighted average fair value	$28.55	$23.26	$17.03

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

The compensation expense for employee RSUs and PSUs is based on the fair market value of the Company’s share of common stock on the date of grant. RSUs and PSUs awarded in 2021, 2020 and 2019 were granted at a weighted-average grant date fair value of $113.82, $74.00 and $75.73, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was approximately $82 million, $117 million and $79 million, respectively.

As of December 31, 2021, the total unrecognized compensation cost related to stock awards is $52 million and the weighted average period over which that cost is expected to be recognized is 1.6 years.

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

	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2021
Basic earnings attributable to shareholders	$1,415,492	169,145	$8.37
Effect of dilutive potential common shares	—	2,105	—
Diluted earnings attributable to shareholders	$1,415,492	171,250	$8.27
2020
Basic earnings attributable to shareholders	$696,140	168,333	$4.14
Effect of dilutive potential common shares	—	2,563	—
Diluted earnings attributable to shareholders	$696,140	170,896	$4.07
2019
Basic earnings attributable to shareholders	$590,395	170,899	$3.45
Effect of dilutive potential common shares	—	3,310	—
Diluted earnings attributable to shareholders	$590,395	174,209	$3.39

Substantially all outstanding potential common shares in 2021, 2020 and 2019 were dilutive.

NOTE 7.	INCOME TAXES

Income tax expense (benefit) includes the following components:

	Federal	State	Foreign	Total
2021
Current	$126,840	$54,484	$328,137	$509,461
Deferred	(3,981)	291	—	(3,690)
	$122,859	$54,775	$328,137	$505,771
2020
Current	$37,551	$18,432	$193,996	$249,979
Deferred	8,440	(69)	—	8,371
	$45,991	$18,363	$193,996	$258,350
2019
Current	$35,324	$13,711	$150,261	$199,296
Deferred	3,149	1,333	—	4,482
	$38,473	$15,044	$150,261	$203,778

The components of earnings before income taxes are as follows:

	2021	2020	2019
United States	$823,009	$325,009	$327,878
Foreign	1,101,607	631,555	467,916
	$1,924,616	$956,564	$795,794

Income tax expense differs from amounts computed by applying the United States Federal income tax rate of 21% when compared to earnings before income taxes as a result of the following:

	2021	2020	2019
Computed “expected” tax expense	$404,169	$200,879	$167,117
Increase (decrease) in income taxes resulting from:
Effect of foreign taxes	46,644	48,584	26,599
State income taxes, net of Federal income tax benefit	43,272	14,507	11,885
Nondeductible executive compensation	8,981	4,324	2,838
Stock compensation expense, net	(6,238)	(8,461)	(2,689)
Other, net	8,943	(1,483)	(1,972)
	$505,771	$258,350	$203,778

The Company's effective tax rate in 2021, 2020 and 2019 benefited from significant share-based compensation deductions. In 2021, 2020 and 2019, the Company also benefited from U.S. Federal tax credits totaling $27.9 million, $16.7 million and $15.7 million, respectively, principally because of withholding taxes related to the Company's foreign operations, as well as U.S. income tax deductions for Foreign-derived intangible income (FDII) of $22.6 million, $10.0 million and $9.0 million, respectively. These amounts were partially offset by the effect of higher foreign tax rates of the Company's international subsidiaries, when compared to the U.S. Federal income tax rate of 21%, as well as certain expenses that are no longer deductible under the 2017 Tax Act, including certain executive compensation in excess of amounts allowed. The Company treats BEAT and GILTI as components of current income tax expense. For the years 2021, 2020 and 2019, there was no BEAT expense and GILTI expense was insignificant. In 2019, the Company received state income tax refunds totaling approximately $4 million.

The tax effects of temporary differences and tax credits that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

Years ended December 31,	2021	2020
Deferred Tax Assets:
Deductible stock compensation expense, net	$11,291	$14,265
Operating lease liabilities	67,065	52,223
Accrued third party obligations, deductible for taxes upon economic performance	6,504	6,242
Excess of financial statement over tax depreciation	9,182	8,123
Foreign currency translation adjustments	8,729	4,604
Retained liability for cargo claims	1,430	1,128
Provision for credit losses on accounts receivable	2,168	954
Total gross deferred tax assets	106,369	87,539
Deferred Tax Liabilities:
Unremitted foreign earnings, net of related foreign tax credits	41,560	43,805
Operating lease assets	64,080	49,865
Deferred contract costs	—	917
Total gross deferred tax liabilities	105,640	94,587
Net deferred tax (liabilities) assets	$729	$(7,048)

Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of December 31, 2021 and 2020.

The Company is subject to taxation in various states and many foreign jurisdictions including the People’s Republic of China, including Hong Kong, Taiwan, Vietnam, India, Mexico, Canada, Netherlands and the United Kingdom. The Company believes that its tax positions, including intercompany transfer pricing policies, are reasonable and consistent with established transfer pricing methodologies and norms. The Company is under, or may be subject to, audit or examination and assessments by the relevant authorities in respect to these and any other jurisdictions primarily for years 2009 and thereafter. Sometimes audits result in proposed assessments where the ultimate resolution could result in significant additional tax, penalties and interest payments being required. The Company establishes liabilities when, despite its belief that the tax return positions are appropriate and consistent with tax law, it concludes that it may not be successful in realizing the tax position. In evaluating a tax position, the Company determines whether it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position and in consultation with qualified tax advisors.

The total amount of the Company’s tax contingencies may increase in 2022. In addition, changes in state, federal, and foreign tax laws and changes, including transfer pricing and changes in interpretations of these laws may increase the Company’s existing tax contingencies. The timing of the resolution of income tax examinations can be highly uncertain, and the amounts ultimately paid including interest and penalties, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts recorded. It is reasonably possible that within the next twelve months the Company may undergo further audits and examinations by various tax authorities and possibly may reach resolution related to income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to the Company’s contingencies related to positions on tax filings in future years. The estimate of any ultimate tax liability contains assumptions based on experiences, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by the taxing jurisdiction. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the years ended December 31, 2021, 2020 and 2019.
NOTE 8.	COMMITMENTS

A.  |  Unconditional Purchase Obligations

The Company enters into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. Historically, the Company has met these obligations in the normal course of business within one year. In the regular course of business, the Company also enters into agreements with service providers to maintain or operate equipment, facilities or software that can be longer than one year. We also regularly have contractual obligations for specific projects related to improvements of our owned or leased facilities and information technology infrastructure. Purchase obligations outstanding as of December 31, 2021 totaled $300 million.

B.  |  Employee Benefits

The Company has employee savings plans under which the Company provides a discretionary matching contribution. In 2021, 2020 and 2019, the Company’s contributions under the plans were $22,587, $20,713, and $19,624, respectively.

C.  |  Credit Arrangements

Certain of the Company’s foreign subsidiaries maintain bank lines of credit for short-term working capital purposes. A few of these credit lines are supported by standby letters of credit issued by a United States bank, or guarantees issued by the Company to the foreign banks issuing the credit line. At December 31, 2021, borrowings under these credit lines were not significant and the Company was contingently liable for approximately $67,296 under outstanding standby letters of credit and guarantees. At December 31, 2021, the Company was in compliance with all restrictive covenants of these credit lines and the associated credit facilities.

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

The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of December 31, 2021, the amounts recorded for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters, including potential claims resulting from a cyber-attack in February 2022.

NOTE 10.	BUSINESS SEGMENT INFORMATION

Financial information regarding 2021, 2020 and 2019 operations by the Company’s designated geographic areas is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIM-INATIONS	CONSOL-IDATED
2021
Revenues[3]	$4,344,825	440,226	209,161	6,363,054	2,046,569	2,258,911	865,509	(4,738)	16,523,517
Directly related cost of transportation and other expenses [1,3]	$2,491,947	245,842	125,940	5,295,612	1,666,792	1,558,705	675,303	(1,986)	12,058,155
Salaries and other operating expenses [2]	$1,019,236	123,147	57,779	515,703	204,574	494,760	143,581	(2,744)	2,556,036
Operating income	$833,642	71,237	25,442	551,739	175,203	205,446	46,625	(8)	1,909,326
Identifiable assets at period end	$3,699,748	265,872	122,327	1,587,659	572,980	1,089,963	350,843	(79,463)	7,609,929
Capital expenditures	$19,527	983	471	1,786	2,057	9,507	1,916	—	36,247
Depreciation and amortization	$29,826	1,780	1,079	5,047	1,965	9,228	2,387	—	51,312
Equity	$2,599,804	111,952	41,743	224,765	140,129	294,348	123,598	(38,348)	3,497,991
2020
Revenues[3]	$2,776,537	325,878	156,163	3,425,510	961,989	1,455,746	486,331	(3,761)	9,584,393
Directly related cost of transportation and other expenses [1,3]	$1,568,452	190,326	93,249	2,744,264	711,004	992,357	359,002	(1,952)	6,656,702
Salaries and other operating expenses [2]	$877,117	100,687	48,114	332,978	149,269	375,900	104,968	(1,779)	1,987,254
Operating income	$330,968	34,865	14,800	348,268	101,716	87,489	22,361	(30)	940,437
Identifiable assets at period end	$2,532,324	186,204	85,085	876,856	272,106	752,589	240,984	(18,645)	4,927,503
Capital expenditures	$31,604	1,886	564	2,202	2,264	6,394	2,629	—	47,543
Depreciation and amortization	$37,081	1,946	1,194	4,961	1,876	8,029	1,872	—	56,959
Equity	$1,928,945	67,243	32,273	241,155	121,411	196,637	114,369	(38,806)	2,663,227
2019
Revenues [3]	$2,720,923	345,800	151,972	2,323,959	725,039	1,239,026	439,064	(3,366)	7,942,417
Directly related cost of transportation and other expenses [1,3]	$1,537,671	203,764	89,067	1,800,065	526,506	843,325	307,574	(2,023)	5,305,949
Salaries and other operating expenses [2]	$859,946	101,654	55,512	271,594	127,478	342,073	112,844	(1,325)	1,869,776
Operating income	$323,306	40,382	7,393	252,300	71,055	53,628	18,646	(18)	766,692
Identifiable assets at period end	$1,978,307	153,813	72,677	538,526	178,336	551,576	219,953	(1,304)	3,691,884
Capital expenditures	$28,666	2,353	1,556	1,767	1,558	9,231	1,891	—	47,022
Depreciation and amortization	$31,049	1,881	1,489	5,263	1,912	7,398	1,958	—	50,950
Equity	$1,521,059	65,100	29,148	247,725	94,727	159,308	114,726	(34,574)	2,197,219

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

[3]	See Note 11 – Correction of Immaterial Errors.

Other than the United States, only the People’s Republic of China, including Hong Kong, represented more than 10% of the Company’s total revenue, total operating income, total identifiable assets or equity in any period presented as noted in the table below.

	2021	2020	2019
Revenues[1]	31%	29%	25%
Operating income	22%	29%	27%
Identifiable assets at year end	17%	14%	12%
Equity	4%	6%	9%
[1] See Note 11 – Correction of Immaterial Errors

NOTE 11.	CORRECTION OF IMMATERIAL ERRORS

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

The below table presents the effect of the correction for the following periods:

	Year ended December 31, 2020			Year ended December 31, 2019
	As reported	Adjustments	As corrected	As reported	Adjustments	As corrected
Revenues:
Airfreight services	$4,784,402	$510,376	$4,274,026	$2,929,882	$188,944	$2,740,938
Ocean freight and ocean services	2,353,247	10,903	2,342,344	2,217,554	29,405	2,188,149
Customs brokerage and other services	2,978,832	10,809	2,968,023	3,027,990	14,660	3,013,330
Total revenues[1]	10,116,481	532,088	9,584,393	8,175,426	233,009	7,942,417
Directly related transportation operating expenses:
Airfreight services	3,679,185	510,377	3,168,808	2,143,999	188,945	1,955,054
Ocean freight and ocean services	1,762,754	10,904	1,751,850	1,613,646	29,406	1,584,240
Customs brokerage and other services	1,746,851	10,807	1,736,044	1,781,313	14,658	1,766,655
Total directly related transportation operating expenses[1]	$7,188,790	$532,088	$6,656,702	$5,538,958	$233,009	$5,305,949

[1]	The North Asia business segment accounts for 78% and 73% of total adjustments, respectively.

NOTE 12.	SUBSEQUENT EVENT

On February 20, 2022, management determined that the Company was the subject of a targeted cyber-attack. Upon discovering the incident, the Company shut down most of its operating systems globally to manage the safety of its overall global systems environment. The Company had limited ability to conduct operations during this time, including but not limited to arranging for shipments of freight or managing customs and distribution activities for our customers’ shipments. The situation is evolving and while the Company has partially resumed operations, at this time the Company is unable to estimate when it will resume full operations. The Company is incurring expenses relating to the cyber-attack to investigate and remediate this matter and expects to continue to incur expenses of this nature in the future. The Company expects that the impact of the shutdown and the ongoing impacts of the cyber-attack will have a material adverse impact on its business, revenues, expenses, results of operations, cash flows and reputation. At this early stage, the Company is unable to estimate the ultimate direct and indirect financial impacts of this cyber-attack.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

ANNUAL REPORT

ON

FORM 10-K

FOR FISCAL YEAR ENDED

December 31, 2021

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

EXHIBITS

Exhibit Number	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Yearly Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL