Form 10-Q
period 2022-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2022-05-09
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

At May 5, 2022, the number of shares outstanding of the issuer’s common stock was 167,753,884.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets:
Current Assets:
Cash and cash equivalents	$2,139,626	$1,728,692
Accounts receivable, less allowance for credit loss of $5,677 at March 31, 2022 and $6,686 at December 31, 2021	3,934,856	3,810,286
Deferred contract costs	817,435	987,266
Other	70,812	108,801
Total current assets	6,962,729	6,635,045
Property and equipment, less accumulated depreciation and amortization of $553,048 at March 31, 2022 and $541,677 at December 31, 2021	504,125	487,870
Operating lease right-of-use assets	458,637	459,158
Goodwill	7,927	7,927
Deferred federal and state income taxes, net	5,573	729
Other assets, net	17,002	19,200
Total assets	$7,955,993	$7,609,929
Liabilities:
Current Liabilities:
Accounts payable	$1,980,439	$2,012,461
Accrued liabilities, primarily salaries and related costs	607,882	403,625
Contract liabilities	952,370	1,142,026
Current portion of operating lease liabilities	85,076	82,019
Federal, state and foreign income taxes	96,205	86,166
Total current liabilities	3,721,972	3,726,297
Noncurrent portion of operating lease liabilities	384,690	385,641
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding: 167,477 shares at March 31, 2022 and 167,210 shares at December 31, 2021	1,675	1,672
Additional paid-in capital	13,343	3,160
Retained earnings	3,965,803	3,620,008
Accumulated other comprehensive loss	(137,429)	(130,414)
Total shareholders’ equity	3,843,392	3,494,426
Noncontrolling interest	5,939	3,565
Total equity	3,849,331	3,497,991
Total liabilities and equity	$7,955,993	$7,609,929

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2022	2021
Revenues:
Airfreight services	$1,598,555	$1,325,915
Ocean freight and ocean services	1,976,246	953,912
Customs brokerage and other services	1,089,497	918,993
Total revenues	4,664,298	3,198,820
Operating Expenses:
Airfreight services	1,142,546	954,544
Ocean freight and ocean services	1,600,243	742,435
Customs brokerage and other services	773,322	550,305
Salaries and related	538,940	452,105
Rent and occupancy	50,928	45,280
Depreciation and amortization	12,975	12,987
Selling and promotion	4,048	3,070
Other	79,536	52,579
Total operating expenses	4,202,538	2,813,305
Operating income	461,760	385,515
Other Income (Expense):
Interest income	1,892	1,946
Other, net	7,527	3,000
Other income, net	9,419	4,946
Earnings before income taxes	471,179	390,461
Income tax expense	121,699	102,511
Net earnings	349,480	287,950
Less net earnings attributable to the noncontrolling interest	3,371	730
Net earnings attributable to shareholders	$346,109	$287,220
Diluted earnings attributable to shareholders per share	$2.05	$1.67
Basic earnings attributable to shareholders per share	$2.07	$1.70
Weighted average diluted shares outstanding	169,216	171,551
Weighted average basic shares outstanding	167,499	169,214

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021
Net earnings	$349,480	$287,950
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of income tax benefit of $1,500 and $3,393 for the three months ended March 31, 2022 and 2021	(8,012)	(16,197)
Other comprehensive loss	(8,012)	(16,197)
Comprehensive income	341,468	271,753
Less comprehensive income attributable to the noncontrolling interest	2,374	266
Comprehensive income attributable to shareholders	$339,094	$271,487

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021
Operating Activities:
Net earnings	$349,480	$287,950
Adjustments to reconcile net earnings to net cash from operating activities:
(Recoveries) provisions for losses on accounts receivable	(416)	1,199
Deferred income tax (benefit) expense	(3,236)	8,151
Stock compensation expense	11,603	11,185
Depreciation and amortization	12,975	12,987
Other, net	455	551
Changes in operating assets and liabilities:
Increase in accounts receivable	(132,348)	(252,914)
Increase in accounts payable and accrued liabilities	140,191	233,238
Decrease (increase) in deferred contract costs	173,930	(71,258)
(Decrease) increase in contract liabilities	(193,357)	79,590
Increase in income taxes payable, net	46,259	46,638
Decrease (increase) in other, net	8,410	(1,488)
Net cash from operating activities	413,946	355,829
Investing Activities:
Purchase of property and equipment	(14,412)	(8,391)
Other, net	79	(34)
Net cash from investing activities	(14,333)	(8,425)
Financing Activities:
Proceeds from borrowing on lines of credit, net	19,490	(85)
Proceeds from issuance of common stock	5,751	19,757
Repurchases of common stock	—	(85,997)
Payments for taxes related to net share settlement of equity awards	(7,482)	(1,275)
Net cash from financing activities	17,759	(67,600)
Effect of exchange rate changes on cash and cash equivalents	(6,438)	(14,202)
Change in cash and cash equivalents	410,934	265,602
Cash and cash equivalents at beginning of period	1,728,692	1,527,791
Cash and cash equivalents at end of period	$2,139,626	$1,793,393
Taxes Paid:
Income taxes	$77,960	$46,607

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Common Stock
For the three months ended March 31, 2022 and 2021	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2021	167,210	$1,672	$3,160	$3,620,008	$(130,414)	$3,494,426	$3,565	$3,497,991
Shares issued under employee stock plans	267	3	(1,734)	—	—	(1,731)	—	(1,731)
Stock compensation expense	—	—	11,603	—	—	11,603	—	11,603
Net earnings	—	—	—	346,109	—	346,109	3,371	349,480
Other comprehensive income loss	—	—	—	—	(7,015)	(7,015)	(997)	(8,012)
Dividends paid	—	—	314	(314)	—	—	—	—
Balance at March 31, 2022	167,477	$1,675	$13,343	$3,965,803	$(137,429)	$3,843,392	$5,939	$3,849,331

Balance at December 31, 2020	169,294	$1,693	$157,496	$2,600,201	$(99,753)	$2,659,637	$3,590	$2,663,227
Shares issued under employee stock plans	439	4	18,478	—	—	18,482	—	18,482
Shares repurchased under provisions of stock repurchase plan	(925)	(9)	(85,988)	—	—	(85,997)	—	(85,997)
Stock compensation expense	—	—	11,185	—	—	11,185	—	11,185
Net earnings	—	—	—	287,220	—	287,220	730	287,950
Other comprehensive income loss	—	—	—	—	(15,733)	(15,733)	(464)	(16,197)
Dividends paid	—	—	98	(98)	—	—	—	—
Balance at March 31, 2021	168,808	$1,688	$101,269	$2,887,323	$(115,486)	$2,874,794	$3,856	$2,878,650

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

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 15, 2022.

All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for per share data or unless otherwise specified. Certain prior year amounts have been reclassified to conform to the current year presentation, including revisions to correct for immaterial errors as previously disclosed in the Company’s second quarter results on Form 10-Q filed on August 5, 2021 and in the 2021 Form 10-K.
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

The Company typically satisfies its performance obligations as services are rendered over time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed over the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one to two month-period and contracts with customers have an original expected duration of less than one year. The Company satisfied nearly all performance obligations for the contract liabilities recorded as of December 31, 2021.

The Company evaluates whether amounts billed to customers should be reported as gross or net basis. Generally, revenue is recorded on a gross basis when the Company is primarily responsible for fulfilling the promise to provide the services, when it assumes the risk of loss, when it has discretion in setting the prices for the services to the customers, and when the Company has the ability to direct the use of the services provided by the third party. When revenue is recorded on a net basis, the amounts earned are determined using a fixed fee, a per unit of activity fee or a combination thereof. For revenues earned in other capacities, for instance, when we do not issue a HAWB, a HOBL or a House Seaway Bill or otherwise act solely as an agent for the shipper, only the commissions and fees earned for such services are included in revenues. In these transactions, the Company is not a principal and report only commissions and fees earned in revenue.
C.	Leases

The Company determines if an arrangement is a lease at inception. Right-of-use (ROU) assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. All ROU assets and lease liabilities are recognized at the commencement date at the present value of lease payments over the lease term. ROU assets are adjusted for lease incentives and initial direct costs. The lease term includes renewal options exercisable at the Company's sole discretion when the Company is reasonably certain to exercise that option. As the Company's leases generally do not have an implicit rate, the Company uses an estimated incremental borrowing rate based on market information available at the commencement date to determine the present value. Certain of our leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. The Company excludes variable payments from ROU assets and lease liabilities to the extent not considered fixed, and instead expenses variable payments as incurred. Lease expense is recognized on a straight-line basis over the lease term and is included in rent and occupancy expenses in the condensed consolidated statement of earnings.
D.	Accounts Receivable

The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method leveraging historical credit loss information and including considerations of the current economic environment. Additional allowances may be necessary in the future if changes in economic conditions are significant enough to affect expected credit losses. The Company has recorded an allowance for credit loss in the amounts of $5,677 as of March 31, 2022 and $6,686 as of December 31, 2021. Additions and write-offs have not been significant in the periods presented.
E.	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company uses estimates primarily in the following areas: accounts receivable valuation, accrual of costs related to ancillary services the Company performs, typically at the destination location, self-insured liabilities, accrual of various tax liabilities including estimates associated with the U.S. enacted Tax Cuts and Jobs Act (the 2017 Tax Act), accrual of loss contingencies, including estimates for potential claims as a result of the downtime caused by the cyber-attack, calculation of share-based compensation expense and estimates related to determining the lease term and discount rate when measuring ROU assets and lease liabilities. In the first quarter of 2022, ancillary services include additional estimated costs for demurrage charges incurred as a result of downtime caused by the cyber-attack. See Note 8 for further information on estimates related to the cyber-attack. Actual results could be materially different from the estimated provisions and accruals recorded.
F.	Share-Based Compensation

The Company has historically granted the majority of its share-based awards during the second quarter of each fiscal year. The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are historically made in the third quarter of each fiscal year. The Company recognizes stock compensation expense based on the fair value of awards granted to employees and directors under the Company’s Amended and Restated 2017 Omnibus Plan and employee stock purchase rights plans. This expense, adjusted for expected performance and forfeitures, is recognized in net earnings on a straight-line basis over the service periods as salaries and related costs on the condensed consolidated statements of earnings. Restricted stock units (RSUs) and performance share units (PSUs) awarded to certain employees meeting specific retirement eligibility criteria at the time of grant are expensed immediately as there is no substantive service period associated with those awards.

Note 2. Income Taxes

During 2020 and 2021, the Internal Revenue Service (IRS) and the U.S. Department of Treasury (Treasury) issued additional guidelines and clarifying regulations related to the implementation of the 2017 Tax Act. It is possible that additional guidance could be issued in future periods. As this guidance is issued, the Company will evaluate the information to determine whether any additional adjustments to its tax provisions are required.

The 2017 Tax Act included provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. The Company treats BEAT and GILTI as components of current income tax expense. For the three months ended March 31, 2022, and 2021, there was no BEAT expense and GILTI expense was insignificant. The Company’s consolidated effective income tax rate was 25.8%, for the three months ended March 31, 2022, as compared to 26.3% for the comparable period in 2021. Both periods benefited from U.S. income tax deductions for Foreign-derived intangible income (FDII).

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

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended March 31,
	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2022
Basic earnings attributable to shareholders	$346,109	167,499	$2.07
Effect of dilutive potential common shares	—	1,717	—
Diluted earnings attributable to shareholders	$346,109	169,216	$2.05
2021
Basic earnings attributable to shareholders	$287,220	169,214	$1.70
Effect of dilutive potential common shares	—	2,337	—
Diluted earnings attributable to shareholders	$287,220	171,551	$1.67

Substantially all outstanding potential common shares as of March 31, 2022 and 2021 were dilutive.

Note 4. Shareholders' Equity

The Company has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding common stock down to 160,000 shares. On May 2, 2022, the Board of Directors amended the plan to further authorize repurchases down to 150,000 shares. This authorization has no expiration date. During the three months ended March 31, 2022, there were no shares repurchased, compared to 925 shares at an average price of $92.98 per share during the same period in 2021.

Accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments, net of related income tax effects, for all the periods presented.

Subsequent to the end of the first quarter of 2022, on May 2, 2022, the Board of Directors declared a semi-annual dividend of $0.67 per share payable on June 15, 2022 to shareholders of record as of June 1, 2022.

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

Cash and cash equivalents consist of the following:

	March 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$2,080,077	$2,080,077	$1,241,565	$1,241,565
Corporate commercial paper	—	—	423,261	423,279
Time deposits	59,548	59,548	63,866	63,866
Total cash and cash equivalents	$2,139,626	$2,139,626	$1,728,692	$1,728,710

The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).

Note 6. Contingencies

The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of March 31, 2022, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters, including potential claims resulting from the downtime caused by the cyber-attack, see further information in Note 8.

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

Financial information regarding the Company’s operations by geographic area is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the three months ended March 31, 2022:
Revenues	$1,241,224	104,610	57,707	1,769,016	646,329	575,791	270,681	(1,060)	4,664,298
Directly related cost of transportation and other expenses[1]	$763,423	64,232	33,857	1,480,093	538,883	417,620	218,100	(97)	3,516,111
Salaries and other operating expenses[2]	$333,649	24,869	13,101	123,113	45,329	109,269	38,042	(945)	686,427
Operating income	$144,152	15,509	10,749	165,810	62,117	48,902	14,539	(18)	461,760
Identifiable assets at period end	$4,199,798	283,674	147,391	1,329,469	591,672	1,076,451	358,722	(31,184)	7,955,993
Capital expenditures	$9,477	1,078	109	531	290	2,058	869	—	14,412
Equity	$2,753,888	108,208	52,188	337,802	189,168	317,436	133,250	(42,609)	3,849,331
For the three months ended March 31, 2021:
Revenues[3]	$875,390	94,117	44,864	1,209,048	349,766	466,333	160,506	(1,204)	3,198,820
Directly related cost of transportation and other expenses[1,3]	$502,635	53,050	26,700	967,529	269,944	306,909	121,109	(592)	2,247,284
Salaries and other operating expenses[2]	$238,698	25,737	12,377	106,920	43,165	109,455	30,275	(606)	566,021
Operating income	$134,057	15,330	5,787	134,599	36,657	49,969	9,122	(6)	385,515
Identifiable assets at period end	$2,747,984	194,050	93,072	988,954	331,271	853,944	265,495	(19,773)	5,454,997
Capital expenditures	$3,025	122	53	357	579	3,554	701	—	8,391
Equity	$1,985,265	73,066	32,632	342,233	148,293	218,198	121,040	(42,077)	2,878,650

1Directly related cost of transportation and other expenses totals operating expenses from airfreight services, ocean freight and ocean services and customs brokerage and other services as shown in the condensed consolidated statements of earnings.

2Salaries and other operating expenses totals salaries and related, rent and occupancy, depreciation and amortization, selling and promotion and other as shown in the condensed consolidated statements of earnings.

3See Note 1 A, Summary of Significant Accounting Policies.

Note 8. Cyber-Attack

On February 20, 2022, management determined that the Company was the subject of a targeted cyber-attack. Upon discovering the incident, the Company shut down most of its connectivity, operating and accounting systems globally to manage the safety of its overall global systems environment, and initiated its cybersecurity incident response plan. The Company's security teams, supplemented by commercial cybersecurity experts and in collaboration with law enforcement, worked to remediate this cyber-attack. The Company undertook extensive efforts to identify, contain, eradicate and methodically recover from this attack as rapidly as possible. The Company had limited ability to conduct operations for a period of approximately three weeks including but not limited to arranging for shipments of freight or managing customs and distribution activities for its customers’ shipments and performing accounting functions. The Company’s teams worked to maintain its business operations and minimize the impact on its employees, customers and operating partners, including regulatory agencies. While the Company continues to navigate the residual effects and incorporate learnings from the cyber-attack, its core systems are now being utilized to deliver services.

In the first quarter the Company incurred, as a result of its inability to timely process and move shipments through ports, approximately $40 million in incremental demurrage charges, where the Company has direct liability for this obligation. These costs are recorded in customs brokerage and other services expenses.

Additionally, in the first quarter, the Company incurred investigation, recovery, and remediation expenses, including costs to recover its operational and accounting systems and to enhance cybersecurity protections. These costs are primarily comprised of various consulting services including cybersecurity experts, outside legal advisors, and other IT professional expenses. The Company also recorded estimated liabilities for potential shipment-related claims. Total amounts recorded for these items were approximately $20 million and are recorded in other operating expenses. The Company does not expect to incur significant capital expenditures as a result of the cyber-attack.

The Company may incur additional expenses which could include third-party expenses, incremental information services costs, legal fees, or indemnities to customers or business partners. When the Company’s operating systems were down, many customers worked with other providers to meet their logistics needs, resulting in lower shipment volumes in the first quarter for which the financial impact on revenues and operating income cannot be quantified. Such costs and the ongoing impacts from the downtime caused by the cyber-attack could have a further material adverse impact on the Company’s business, revenues, expenses, results of operations, cash flows and reputation. The Company is unable to estimate the ultimate direct and indirect financial impacts of this cyber-attack.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements Under Private Securities Litigation Reform Act Of 1995; Certain Cautionary Statements

Certain portions of this report on Form 10-Q including the sections entitled "Overview," "Highlights from First Quarter 2022," "Industry Trends, Trade Conditions and Competition," "Seasonality," "Critical Accounting Estimates," "Results of Operations," "Income tax expense," "Currency and Other Risk Factors" and "Liquidity and Capital Resources" contain forward-looking statements. Words such as "will likely result," "expects", "are expected to," "would expect," "would not expect," "will continue," "is anticipated," "estimate," "project," "plan," "believe," "probable," "reasonably possible," "may," "could," "should," "intends," "foreseeable future" or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, the anticipated impact and duration of the Novel Coronavirus (COVID-19) pandemic, current supply chain and transportation disruptions, ongoing impacts of the cyber-attack and other characterizations of future events or circumstances are forward-looking statements. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements.  Attention should be given to the risk factors identified and discussed in Part I, Item 1A in the 2021 10-K and in Part II, Item 1A in this report. Management believes that these forward-looking statements are reasonable as of this filing date and we do not assume any obligations to update these statements except as required by law.

Overview

Expeditors International of Washington, Inc. (herein referred to as "Expeditors," the "Company," "we," "us," "our") provides a full suite of global logistics services. Our services include air and ocean freight consolidation and forwarding, customs brokerage, purchase order management, vendor consolidation, time-definite transportation services, temperature-controlled transit, cargo insurance, specialized cargo monitoring and tracking, and other supply chain solutions. We do not compete for overnight courier or small parcel business. As a non-asset based carrier, we do not own or operate transportation assets.

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

Customs brokerage and other services involve providing services at destination, such as helping customers clear shipments through customs by preparing and filing required documentation, calculating, and providing for payment of duties and other taxes on behalf of customers as well as arranging for any required inspections by governmental agencies, and import services such as arranging for local pick up, storage and delivery at destination. These are complicated functions requiring technical knowledge of customs rules and regulations in the multitude of countries in which we have offices. We also provide other value-added services at destination, such as warehousing and distribution, time-definitive transportation services and consulting.

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

The mix of services varies by segment based primarily on the import or export orientation of local operations in each of our regions. In accordance with our revenue recognition policy (see Note 1. B to the condensed consolidated financial statements in this report), almost all freight revenue and related expenses are recorded at origin and shipment profits are split between origin and destination offices by recording a commission fee or profit share of revenue at the destination.

Highlights from First Quarter 2022

On February 20, 2022, we determined that our company was the subject of a targeted cyber-attack. Upon discovering the incident, we shut down most of our connectivity, operating and accounting systems globally to manage the safety of our entire global systems environment We had limited ability to conduct operations for a period of approximately three weeks, including but not limited to arranging for shipments of freight or managing customs and distribution activities for our customers’ shipments. While we methodically integrated our systems back into our global operations, our districts worked to maintain our business operations and minimize the impact on our employees, customers, and service providers. While we continue to navigate residual effects and incorporate learnings from the cyber-attack, our core systems are now being utilized to deliver our services. Beyond the loss of revenue and additional expenses incurred in the first quarter, the future impacts of the cyber-attack cannot be estimated. The potential loss of customers, revenues or higher costs could have a material adverse impact on our business, revenues, expenses, results of operations, cash flows and reputation.

In the first quarter of 2022 the COVID-19 pandemic, including the effect of recent lockdowns in China and resulting disruptions on supply chains, continued to significantly affect our business operations and financial results, and we expect these disruptive conditions to continue through the end of 2022. The COVID-19 pandemic may continue to impact our business operations and financial operating results, and there is uncertainty in the nature and degree of its continued effects over time.

The significant impacts are discussed within “Results of Operations” and the financial highlights below.

•	Revenues and directly related operating expenses increased 46% and 56%, respectively, primarily from high average buy and sell rates.
•	Severe imbalances between carrier available capacity and customer demand resulted in continued high average buy and sell rates resulting in higher revenues and operating expenses.
•

Significant congestion at ocean ports and airport gateways from continued shortages in equipment, labor and warehousing space at destinations and disruptions from COVID-19 precautionary measures, resulted in longer transportation times and created challenging conditions to find availability to meet customer demand.

•	Volumes transacted in all services were down, impacted by the downtime caused by the cyber-attack.
•	We recorded $60 million in estimated expenses from the cyber-attack including $40 million in customs brokerage and other services expenses.
•	Net earnings to shareholders increased 21% and operating cash flows improved 16%.

Industry Trends, Trade Conditions and Competition

We operate in over 60 countries in the competitive global logistics industry and our activities are closely tied to the global economy. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, laws and policies relating to tariffs, trade restrictions, foreign investment and taxation. Periodically, governments consider a variety of changes to tariffs and trade restrictions and accords. Currently, the United States and China have significantly increased tariffs on certain imports and are engaged in trade negotiations and changes to export regulations and tariffs. We cannot predict the outcome of changes in tariffs, or interpretations, and trade restrictions and accords and the effects they will have on our business. As governments implement higher tariffs on imports, manufacturers may accelerate, to the extent possible, shipments to avoid higher tariffs and, over time, may shift manufacturing to other countries. Doing business in foreign locations also subjects us to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies and inter-governmental disputes concerning international trade, our business may also be negatively affected by political developments and changes in government personnel or policies in the United States and other countries, as well as economic turbulence, political unrest and security concerns in the nations and on the trade shipping lanes in which we conduct business and the future impact that these events may have on international trade, oil prices and security costs. We do not have employees, assets, or operations in Russia or Ukraine. Any shipment activity is conducted with independent agents in those countries and is inconsequential to the Company.

Our ability to provide services to our customers is highly dependent on good working relationships with a variety of entities, including airlines, ocean carrier lines and ground transportation providers, as well as governmental agencies. We select and engage with best-in-class, compliance-focused, efficiently run, growth-oriented partners, based upon defined value elements and are intentional in our relationship and performance management activity, reinforcing success by awarding service providers who consistently achieve at the highest levels with additional business. We consider our current working relationships with these entities to be satisfactory. However, changes in the financial stability and operating capabilities and capacity of asset-based carriers, capacity allotments available from carriers, governmental regulation or deregulation efforts, modernization of the regulations governing customs brokerage, and/or changes in governmental restrictions, quota restrictions or trade accords could affect our business in unpredictable ways. Many air carriers are experiencing significant cash flow challenges as a result of travel restrictions resulting in cancellation of flights and have received government relief and incurred record operating losses in 2020 and 2021. Uncertainty over recovery of demand for passenger air travel, in particular business travel, compared to pre-pandemic levels may impact air carriers’ operations and financial stability long term. When the market experiences seasonal peaks or any sort of disruption, the carriers often increase their pricing suddenly. This carrier behavior creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.

The global economic and trade environments remain uncertain, including the ongoing impacts of the pandemic, higher inflation and oil prices and the conflict in Ukraine. We cannot predict the impact of future changes in global trade on our operating results, freight volumes, pricing, inflation, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or on changes in competitors' behavior. Additionally, we cannot predict the direct or indirect impact that further changes in and purchasing behavior, such as online shopping, could have on our business. In response to governments implementing higher tariffs on imports, as well as responses to the pandemic’s disruptions, some customers have begun shifting manufacturing to other countries which could negatively impact us.

Seasonality

Historically, our operating results have been subject to seasonal demand trends with the first quarter being the weakest and the third and fourth quarters being the strongest; however, there is no assurance that this seasonal trend will occur in the future or to what degree it will be impacted in 2022 by the downtime caused by the cyber-attack and the continued effects of the pandemic. This historical pattern has been the result of, or influenced by, numerous factors, including weather patterns, national holidays, consumer demand, new product launches, economic conditions, pandemics, governmental policies and inter-governmental disputes and a myriad of other similar and subtle forces. In addition, this historical quarterly trend has been influenced by the growth and diversification of our international network and service offerings.

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

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments. We base our estimates on historical experience and on assumptions that we believe are reasonable. Our critical accounting estimates are discussed in Part II, Item 7,

"Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our annual report on Form 10-K for the year ended December 31, 2021, filed on March 15, 2022 to the critical accounting estimates previously disclosed in that report.

Results of Operations

The following table shows the revenues, the directly related cost of transportation and other expenses for our principal services and our overhead expenses for the three months ended March 31, 2022 and 2021, including the respective percentage changes comparing 2022 and 2021.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended March 31,
(in thousands)	2022	2021	Percentage change
Airfreight services:
Revenues[1]	$1,598,555	$1,325,915	21%
Expenses[1]	1,142,546	954,544	20
Ocean freight services and ocean services:
Revenues[1]	1,976,246	953,912	107
Expenses[1]	1,600,243	742,435	116
Customs brokerage and other services:
Revenues[1]	1,089,497	918,993	19
Expenses[1]	773,322	550,305	41
Overhead expenses:
Salaries and related costs	538,940	452,105	19
Other	147,487	113,916	29
Total overhead expenses	686,427	566,021	21
Operating income	461,760	385,515	20
Other income, net	9,419	4,946	90
Earnings before income taxes	471,179	390,461	21
Income tax expense	121,699	102,511	19
Net earnings	349,480	287,950	21
Less net earnings attributable to the noncontrolling interest	3,371	730	362
Net earnings attributable to shareholders	$346,109	$287,220	21%

1   See Note 1A – Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements contained in this report

Airfreight services:

In the first quarter of 2022 airfreight services continued to experience extreme imbalances between carrier capacity and demand, principally on exports out of North Asia and South Asia. Continued restrictions from the pandemic, such as lockdowns in China, have resulted in airlines not increasing flight schedules to pre-pandemic levels, which limited available belly space for cargo at a time where global demand remained high relative to available capacity. Additionally, capacity was further limited due to the conflict in Ukraine and the related route restrictions in Asia and Europe lanes and sanctions on Russian carriers. Demand remained high in the first quarter of 2022, as customers continued converting to air shipments due to ongoing disruptions in ocean transportation, placing further constraints on available capacity, which resulted in sustained high average buy and sell rates. In order to execute and meet the transportation needs of our customers, we continued utilization of charter flights and purchased capacity in advance and on the spot market. Freighters, charters and gateway infrastructure are operating at near maximum capacity which is continuing the pressure on buy rates and limiting the ability to move additional volume. Though we continued to process air shipments during the downtime caused by the cyber-attack, it did negatively affect our volumes in the second half of the quarter.

Airfreight services revenues and expenses increased 21% and 20%, respectively, during the three months ended March 31, 2022, as compared with the same period in 2021, due to 50% and 47% increases in average sell and buy rates, respectively partially offset by an 18% decrease in tonnage. Average sell and buy rates increased due to imbalances between demand and available capacity and increased fuel costs as jet fuel pricing doubled compared to the first quarter 2021. Tonnage decreased in all regions due to the downtime caused by the cyber-attack with the largest decreases coming from exports out of North Asia and North America. Average sell and buy rates increased in all regions.

These conditions create a high degree of volatility in average buy rates and sell rates, including the impact of rising jet fuel costs, and are expected to continue at least through the end of 2022. Furthermore, international passenger flights are not expected to return to pre-pandemic levels, additional capacity from freighters is limited and disruptions in the ocean market continue to impact demand for airfreight. The continued historically high average buy and sell rates have significantly contributed to the growth in our revenues, expenses and operating income compared to the first quarter of 2021. Should customer demand decrease and rates return to pre-pandemic levels, it will result in a significant decrease in our revenues, expenses and operating income compared to 2021. These unprecedented operating conditions are not expected to be sustained long-term. We are unable to predict how these uncertainties, potential loss of business as a result of the downtime caused by the cyber-attack, and any future disruptions will affect our future operations or financial results.

Ocean freight and ocean services:

Ocean freight consolidation, direct ocean forwarding and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues and expenses increased 107% and 116%, respectively for the three months ended March 31, 2022 as compared with the same period in 2021. The largest component of our ocean freight and ocean services revenue is derived from ocean freight consolidation, which represented 88% and 76% of ocean freight and ocean services revenue for the three months ended March 31, 2022 and 2021, respectively.

Ocean freight consolidation revenues and expenses both increased 137% for the three months ended March 31, 2022, as compared with the same period in 2021, primarily due to 145% and 144% increases in average sell and buy rates, respectively, and a 3% decrease in containers shipped. Demand remained strong in the first quarter of 2022 due to continued backlogs in supply chains, low customer inventory levels, and high consumer demand creating a severe imbalance between demand and available capacity in particular on exports from North Asia and South Asia. The deficiency in available capacity continues to be affected by congestion at ports due to labor and equipment shortages, which disrupts sailing schedules, and resulted in record high average buy rates. These extremely challenging conditions are impacting the ability to secure necessary capacity from ocean carriers, as well as the time and resources required to process shipments and meet the demands of customers.

Containers shipped were lower in North Asia and North America as a result of difficulties in securing additional capacity from carriers and were also affected by the downtime caused by the cyber-attack. North Asia ocean freight and ocean services revenues increased 95%, while directly related expenses increased 100% for the three months ended March 31, 2022 primarily due to higher average sell rates and buy rates. South Asia ocean freight and ocean services revenues increased 149%, while directly related expenses increased 166%, respectively, for the three months ended March 31, 2022 for the same reasons as North Asia and also due to a 3% increase in containers shipped.

Direct ocean freight forwarding revenues increased 8%, while expenses increased 12%, for the three months ended March 31, 2022 principally due to higher volumes and increased ancillary services provided at higher rates. Order management revenues increased 12%, while expenses increased 30% for the three months ended March 31, 2022 due to higher costs. Our ability to provide order management services in the first quarter 2022 was significantly affected by limited system connectivity during the downtime caused by the cyber-attack.

Ocean carriers continued to experience strong market demand relative to available capacity in the first quarter of 2022. Until port congestion, labor and equipment shortages subside, we expect current delays will continue through the end of 2022. Additionally, COVID 19-related restrictions in China are resulting in additional vessels being anchored in ports, which will result in further capacity reduction and longer dwell times at destination. We believe there will be continued pressure on buy rates. We also expect that pricing volatility will continue as carriers adapt to changes in capacity, market demand, labor availability and increases in fuel prices and customers react to governmental trade policies. The historically high average buy and sell rates have significantly contributed to the growth in our revenues and expenses in the three months ended March 31, 2022. Should customer demand or rates decrease from these levels, or if we are unable to secure sufficient capacity from carriers, it will result in a significant decrease in our revenues, expenses and operating income.

Customs brokerage and other services:

Customs brokerage and other services revenues increased 19% and expenses increased 41% for the three months ended March 31, 2022, respectively, as compared with the same periods in 2021, primarily due to higher charges on import services due to port congestion and costs related to the downtime caused by the cyber-attack. Revenues and expenses for import services increased significantly due to record high drayage, storage, delivery, demurrage, and detention costs incurred at destinations caused by port congestion, shortages in warehousing space and delays in retrieving and delivering cargo. Road freight, warehousing and distribution services also grew as a result of higher volumes and higher trucking, storage and labor costs. Additionally, in the first quarter 2022, as a result of our inability to timely process and move shipments through ports during the downtime, we directly incurred approximately $40 million in incremental demurrage charges. While customers continue to value our brokerage services due to changing tariffs and increasing complexity in the declaration process we cannot predict the effect of potential loss of business as a result of the downtime caused by the cyber-attack. Customers continue to seek knowledgeable customs brokers with sophisticated computerized capabilities critical to an overall logistics management program that are necessary to rapidly respond to changes in the regulatory and security environment.

North America revenues increased 29% and directly related expenses increased 57% for the three months ended March 31, 2022, respectively, as compared with the same periods in 2021, primarily as a result of higher charges on import services due to port congestion and $33 million in demurrage charges related to the downtime caused by the cyber-attack.

Overhead expenses:

Salaries and related costs increased by 19% for the three months ended March 31, 2022, respectively, as compared with the same period in 2021, principally due to increases in commissions and bonuses earned from higher revenues and operating income and a 10% increase in headcount to support growing activity.

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

Our management compensation programs have always been incentive-based and performance driven. Total bonuses to field and executive management for the three months ended March 31, 2022 were up 29% when compared to the same period in 2021, primarily due to a 20% increase in operating income and higher bonuses to field personnel.

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

Other overhead expenses increased 29% for the three months ended March 31, 2022, as compared with the same period in 2021 primarily as a result of $20 million incremental costs incurred in relation with the cyber-attack in the first quarter of 2022. These costs comprised of various consulting services including cybersecurity experts, outside legal advisors, and other IT professional expenses; and estimated liabilities for potential shipment-related claims. The remaining increases are the result of certain operational expenses, renting additional space and technology related costs to support the growth in our operations and higher local tax expenses. As we continue to recover from the cyber-attack, assess its effect on our systems and operations and deploy additional protection technologies and processes we expect to incur additional incremental charges in 2022. We will also continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to explore new areas for profitable growth.

Income tax expense:

Our consolidated effective income tax rate was 25.8% for the three months ended March 31, 2022 as compared to 26.3% for the same period in 2021. For the three-months ended March 31, 2022 and 2021, there was no BEAT expense and GILTI expense was insignificant. Both periods benefited from U.S. income tax deductions for FDII. Some elements of the recorded impacts of the 2017 Tax Act could be impacted by further legislative action as well as additional interpretations and guidance issued by the IRS or Treasury.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates transacting in a multitude of currencies other than the U.S. dollar. That exposes us to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or have agency relationships have strict currency control regulations that influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three months ended March 31, 2022 and 2021 was insignificant. We had no foreign currency derivatives outstanding at March 31, 2022 and December 31, 2021. For the three months ended March 31, 2022 and 2021 net foreign currency gains were approximately $2 million and $3 million, respectively.

Historically, our business has not been adversely affected by inflation. However, starting in 2021, many countries including the United States experienced higher inflation than in recent years. In 2021 and continuing into 2022, our business has experienced rising labor costs, significant service provider rate increases, higher rent and occupancy and other expenses. Due to the high degree of competition in the marketplace we may not be able to increase our prices to our customers to offset this inflationary pressure, which could lead to an erosion in our margins and operating income in the future. Conversely, raising our prices to keep pace with inflationary pressure may result in a decrease in customer demand. As we are not required to purchase or maintain extensive property and equipment and have not otherwise incurred substantial interest rate-sensitive indebtedness, we currently have limited direct exposure to increased costs resulting from increases in interest rates.

There is uncertainty as to how new regulatory requirements and sharp increases in oil prices are expected to continue to impact future buy rates. Because fuel is an integral part of carriers' costs and impacts both our buy rates and sell rates, we would expect our revenues and costs to be impacted as carriers adjust rates for the effect of changing fuel prices. To the extent that future fuel prices increase and we are unable to pass through the increase to our customers, fuel price increases could adversely affect our operating income.

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three months ended March 31, 2022 was $414 million as compared with $356 million for the same period in 2021. The increase of $58 million for the three months ended March 31 2022 was primarily due to higher net earnings. At March 31, 2022, working capital was $3,241 million, including cash and cash equivalents of $2,140 million. Other than our recorded lease liabilities, we had no long-term obligations or debt at March 31, 2022. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including effects of the downtime caused by the cyber-attack, meeting any contingent liabilities related to standby letters of credit and other obligations.

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

However, there is no assurance that this seasonal trend will occur in the future or to what degree it will continue to be impacted in 2022 by the pandemic and the downtime caused by the cyber-attack.

Cash used in investing activities for the three months ended March 31, 2022 was $14 million as compared with $8 million for the same period in 2021, primarily for capital expenditures. Capital expenditures in the three months ended March 31, 2022 were primarily related to continuing investments in building and leasehold improvements and technology and facilities equipment. In the first quarter of 2022 we spent $3 million on capital expenditures for technology equipment and software in relation with the remediation effort for the cyber-attack. Total anticipated capital expenditures in 2022 are currently estimated to be $100 million.

Cash used in financing activities during the three months ended March 31, 2022 was $18 million as compared with cash from financing activities of $68 million for the same period in 2021. We use the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to limit the growth in outstanding shares. During the three months ended March 31, 2021, we used cash to repurchase 0.9 million shares of common stock compared to none in 2022.

We follow established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. Historically, our investment portfolio has not been adversely impacted by disruptions occurring in the credit markets. However, there can be no assurance that our investment portfolio will not be adversely affected in the future.

We cannot predict what further impact growing uncertainties in the global economy, political uncertainty, increase in oil prices, nor the pandemic may have on our operating results, freight volumes, pricing, amounts advanced on behalf of our customers, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or on changes in competitors' behavior. Beyond the loss of revenue and additional expenses incurred in the first quarter, the future impacts of the cyber-attack cannot be estimated. The potential loss of customers, revenue or higher costs could have a material adverse impact on its business, revenues, expenses, results of operations, cash flows and reputation. We are unable to estimate the ultimate direct and indirect financial impacts of this cyber-attack.

We maintain international unsecured bank lines of credit for short-term working capital purposes. A few of these credit lines are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks issuing the credit line. At March 31, 2022, borrowings under these credit lines were not significant and we were contingently liable for $76 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At March 31, 2022, cash and cash equivalent balances of $1,030 million were held by our non-United States subsidiaries, of which $13 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the three months ended March 31, 2022, would have had the effect of raising operating income by approximately $35 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $29 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the three months ended March 31, 2022 and 2021 was insignificant. During the three months ended March 31, 2022 and 2021 net foreign currency gains were approximately of $2 million and $3 million, respectively. We had no foreign currency derivatives outstanding at March 31, 2022 and December 31, 2021. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of March 31, 2022, we had approximately $178 million of net unsettled intercompany transactions. In the regular course of business, the majority of intercompany billings are resolved within 30 days.

Interest Rate Risk

At March 31, 2022, we had cash and cash equivalents of $2,140 million of which $60 million was invested at various short-term market interest rates. Other than our recorded lease liabilities, we had no long-term obligations or debt at March 31, 2022. A hypothetical change in the interest rate of 10 basis points at March 31, 2022 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the first quarter of 2022.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than related to the cyber-attack as discussed below.

With respect to the cyber-attack that is discussed in Note 8 to the condensed consolidated financial statements in this report, starting on February 20, 2022, we shut down most of our operating systems globally, including our accounting information systems, to manage the safety of our entire global systems environment. We engaged third-party cybersecurity experts to investigate and assist in the remediation. The Board of Directors was regularly apprised of, and directors with experience in cybersecurity participated in, the critical investigation and remediation activities. Subsequently, we restored and strengthened the security of our systems and networks and enhanced the continuous monitoring of the entire information security environment. Additionally, we have implemented various improvements to our network and processes to mitigate the risk of recurrence and severity of such incidents in the future.

During the disruption caused by the cyber-attack, we deployed interim procedures and controls to maintain our systems of internal control over financial reporting. As a result of this cyber-attack and based on information known at this date, management determined that our disclosure controls and procedures were effective and the cyber-attack did not materially affect, nor was it reasonably likely to affect the effectiveness of the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Expeditors is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on our operations, cash flows or financial position. As of March 31, 2022, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters including potential claims resulting from the downtime caused by the cyber-attack in February 2022, see further information in Note 8 in the condensed consolidated financial statements in this report.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the risk factors under Item 1A Risk Factors in our Annual Report on Form 10-K filed on March 15, 2022. There have been no material changes in Expeditors' risk factors from those disclosed under Item 1A Risk Factors in our annual report on Form 10-K filed on March 15, 2022, except for the following:

Global economic uncertainty impacted trade and could affect demand for our services or the financial stability of our service providers and customers.

The global economy entered a recession as a result of the pandemic, which initially affected trade and negatively affected demand for our services for a period of time, before rebounding in 2021. Future unfavorable economic conditions, high inflation and increasing geopolitical risks, such as the conflict in Ukraine, could result in lower freight volumes and adversely affect Expeditors' revenues, operating results and cash flows. These conditions, should they occur for an extended period of time, could adversely affect our customers and service providers. Should our customers’ ability to pay deteriorate, additional credit losses may be incurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
Jan 1-31, 2022	-	-	-	7,217,867
February 1-28, 2022	-	-	-	7,351,653
March 1-31, 2022	-	-	-	7,476,547
Total	-		-	7,476,547

In November 2001, Expeditors' Board of Directors authorized a Discretionary Stock Repurchase Plan for the purpose of repurchasing our common stock in the open market to reduce the issued and outstanding stock down to 200 million shares. Subsequently, the Board of Directors has from time to time increased the amount of our common stock that may be repurchased. The Board of Directors last authorized repurchases from 160 million shares of common stock down to 150 million on May 2, 2022. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	Not applicable.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

May 9, 2022	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

May 9, 2022	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer