Form 10-Q
period 2022-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2022-08-04
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

At August 1, 2022, the number of shares outstanding of the issuer’s common stock was 163,595,482.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets:
Current Assets:
Cash and cash equivalents	$1,976,971	$1,728,692
Accounts receivable, less allowance for credit loss of $7,636 at June 30, 2022 and $6,686 at December 31, 2021	3,469,833	3,810,286
Deferred contract costs	745,577	987,266
Other	137,768	108,801
Total current assets	6,330,149	6,635,045
Property and equipment, less accumulated depreciation and amortization of $554,252 at June 30, 2022 and $541,677 at December 31, 2021	495,328	487,870
Operating lease right-of-use assets	491,630	459,158
Goodwill	7,927	7,927
Deferred federal and state income taxes, net	19,413	729
Other assets, net	16,695	19,200
Total assets	$7,361,142	$7,609,929
Liabilities:
Current Liabilities:
Accounts payable	1,914,979	2,012,461
Accrued liabilities, primarily salaries and related costs	473,644	403,625
Contract liabilities	867,467	1,142,026
Current portion of operating lease liabilities	88,112	82,019
Federal, state and foreign income taxes	66,864	86,166
Total current liabilities	3,411,066	3,726,297
Noncurrent portion of operating lease liabilities	414,813	385,641
Commitments and contingencies	—	—
Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding: 162,931 shares at June 30, 2022 and 167,210 shares at December 31, 2021	1,629	1,672
Additional paid-in capital	137	3,160
Retained earnings	3,717,316	3,620,008
Accumulated other comprehensive loss	(193,834)	(130,414)
Total shareholders’ equity	3,525,248	3,494,426
Noncontrolling interest	10,015	3,565
Total equity	3,535,263	3,497,991
Total liabilities and equity	$7,361,142	$7,609,929

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:
Airfreight services	$1,602,566	$1,523,569	$3,201,121	$2,849,484
Ocean freight and ocean services	1,759,646	1,098,550	3,735,892	2,052,462
Customs brokerage and other services	1,241,100	986,974	2,330,597	1,905,967
Total revenues	4,603,312	3,609,093	9,267,610	6,807,913
Operating Expenses:
Airfreight services	1,212,503	1,136,328	2,355,049	2,090,872
Ocean freight and ocean services	1,402,365	862,251	3,002,608	1,604,686
Customs brokerage and other services	826,080	600,054	1,599,402	1,150,359
Salaries and related	508,222	481,186	1,047,162	933,291
Rent and occupancy	51,598	45,366	102,526	90,646
Depreciation and amortization	14,254	12,675	27,229	25,662
Selling and promotion	5,887	3,172	9,935	6,242
Other	76,421	57,416	155,957	109,995
Total operating expenses	4,097,330	3,198,448	8,299,868	6,011,753
Operating income	505,982	410,645	967,742	796,160
Other Income (Expense):
Interest income	2,720	2,188	4,612	4,134
Other, net	106	2,649	7,633	5,649
Other income, net	2,826	4,837	12,245	9,783
Earnings before income taxes	508,808	415,482	979,987	805,943
Income tax expense	126,582	98,508	248,281	201,019
Net earnings	382,226	316,974	731,706	604,924
Less net earnings attributable to the noncontrolling interest	4,421	602	7,792	1,332
Net earnings attributable to shareholders	$377,805	$316,372	$723,914	$603,592
Diluted earnings attributable to shareholders per share	$2.27	$1.84	$4.31	$3.52
Basic earnings attributable to shareholders per share	$2.29	$1.87	$4.35	$3.57
Weighted average diluted shares outstanding	166,474	171,677	167,980	171,660
Weighted average basic shares outstanding	165,092	169,210	166,423	169,140

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net earnings	$382,226	$316,974	$731,706	$604,924
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of income tax (benefit) expense of $(6,281) and $221 for the three months ended June 30, 2022 and 2021 and $(7,781) and $(3,172) for the six months ended June 30, 2022 and 2021.	(56,750)	9,159	(64,762)	(7,038)
Other comprehensive (loss) income	(56,750)	9,159	(64,762)	(7,038)
Comprehensive income	325,476	326,133	666,944	597,886
Less comprehensive income attributable to the noncontrolling interest	4,076	341	6,450	607
Comprehensive income attributable to shareholders	$321,400	$325,792	$660,494	$597,279

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating Activities:
Net earnings	$382,226	$316,974	$731,706	$604,924
Adjustments to reconcile net earnings to net cash from operating activities:
Provisions for losses on accounts receivable	4,763	1,090	4,347	2,289
Deferred income tax (benefit) expense	(8,622)	1,850	(11,858)	10,001
Stock compensation expense	25,518	30,909	37,121	42,094
Depreciation and amortization	14,254	12,675	27,229	25,662
Other, net	(1,746)	346	(1,291)	897
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	378,291	(410,783)	245,943	(663,697)
(Decrease) increase in accounts payable and accrued expenses	(133,171)	99,944	7,020	333,182
Decrease (increase) in deferred contract costs	37,138	(150,382)	211,068	(221,640)
(Decrease) increase in contract liabilities	(45,574)	174,504	(238,931)	254,094
Decrease in income taxes payable, net	(93,430)	(47,994)	(47,171)	(1,356)
(Increase) decrease in other, net	(1,001)	1,164	7,409	(324)
Net cash from operating activities	558,646	30,297	972,592	386,126
Investing Activities:
Purchase of property and equipment	(38,158)	(6,539)	(52,570)	(14,930)
Other, net	(134)	138	(55)	104
Net cash from investing activities	(38,292)	(6,401)	(52,625)	(14,826)
Financing Activities:
Proceeds from borrowing on lines of credit, net	28,571	174	48,061	89
Proceeds from issuance of common stock	5,682	22,711	11,433	42,468
Repurchases of common stock	(549,065)	(62,472)	(549,065)	(148,469)
Dividends paid	(109,828)	(98,387)	(109,828)	(98,387)
Payments for taxes related to net share settlement of equity awards	(11,851)	(13,893)	(19,333)	(15,168)
Net cash from financing activities	(636,491)	(151,867)	(618,732)	(219,467)
Effect of exchange rate changes on cash and cash equivalents	(46,518)	8,699	(52,956)	(5,503)
Change in cash and cash equivalents	(162,655)	(119,272)	248,279	146,330
Cash and cash equivalents at beginning of period	2,139,626	1,793,393	1,728,692	1,527,791
Cash and cash equivalents at end of period	$1,976,971	$1,674,121	$1,976,971	$1,674,121
Taxes Paid:
Income taxes	$236,791	$143,959	$314,751	$190,536

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Common Stock
For the three months ended June 30, 2022 and 2021	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at March 31, 2022	167,477	$1,675	$13,343	$3,965,803	$(137,429)	$3,843,392	$5,939	$3,849,331
Shares issued under employee stock plans, net of tax withholding for net settlement	454	4	(6,173)	—	—	(6,169)	—	(6,169)
Shares repurchased under provisions of stock repurchase plan	(5,000)	(50)	(33,401)	(515,614)	—	(549,065)	—	(549,065)
Stock compensation expense	—	—	25,518	—	—	25,518	—	25,518
Net earnings	—	—	—	377,805	—	377,805	4,421	382,226
Other comprehensive income (loss)	—	—	—	—	(56,405)	(56,405)	(345)	(56,750)
Dividends and dividend equivalents paid	—	—	850	(110,678)	—	(109,828)	—	(109,828)
Balance at June 30, 2022	162,931	$1,629	$137	$3,717,316	$(193,834)	$3,525,248	$10,015	$3,535,263

Balance at March 31, 2021	168,808	$1,688	$101,269	$2,887,323	$(115,486)	$2,874,794	$3,856	$2,878,650
Shares issued under employee stock plans, net of tax withholding for net settlement	861	9	8,809	—	—	8,818	—	8,818
Shares repurchased under provisions of stock repurchase plan	(500)	(5)	(62,467)	—	—	(62,472)	—	(62,472)
Stock compensation expense	—	—	30,909	—	—	30,909	—	30,909
Net earnings	—	—	—	316,372	—	316,372	602	316,974
Other comprehensive income (loss)	—	—	—	—	9,420	9,420	(261)	9,159
Dividends and dividend equivalents paid	—	—	837	(99,224)	—	(98,387)	—	(98,387)
Balance at June 30, 2021	169,169	$1,692	$79,357	$3,104,471	$(106,066)	$3,079,454	$4,197	$3,083,651

	Common Stock
For the six months ended June 30, 2022 and 2021	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2021	167,210	$1,672	$3,160	$3,620,008	$(130,414)	$3,494,426	$3,565	$3,497,991
Shares issued under employee stock plans, net of tax withholding for net settlement	721	7	(7,907)	—	—	(7,900)	—	(7,900)
Shares repurchased under provisions of stock repurchase plans	(5,000)	(50)	(33,401)	(515,614)	—	(549,065)	—	(549,065)
Stock compensation expense	—	—	37,121	—	—	37,121	—	37,121
Net earnings	—	—	—	723,914	—	723,914	7,792	731,706
Other comprehensive income (loss)	—	—	—	—	(63,420)	(63,420)	(1,342)	(64,762)
Dividends and dividend equivalents paid	—	—	1,164	(110,992)	—	(109,828)	—	(109,828)
Balance at June 30, 2022	162,931	$1,629	$137	$3,717,316	$(193,834)	$3,525,248	$10,015	$3,535,263

Balance at December 31, 2020	169,294	$1,693	$157,496	$2,600,201	$(99,753)	$2,659,637	$3,590	$2,663,227
Shares issued under employee stock plans, net of tax withholding for net settlement	1,300	13	27,287	—	—	27,300	—	27,300
Shares repurchased under provisions of stock repurchase plans	(1,425)	(14)	(148,455)	—	—	(148,469)	—	(148,469)
Stock compensation expense	—	—	42,094	—	—	42,094	—	42,094
Net earnings	—	—	—	603,592	—	603,592	1,332	604,924
Other comprehensive income (loss)	—	—	—	—	(6,313)	(6,313)	(725)	(7,038)
Dividends and dividend equivalents paid	—	—	935	(99,322)	—	(98,387)	—	(98,387)
Balance at June 30, 2021	169,169	$1,692	$79,357	$3,104,471	$(106,066)	$3,079,454	$4,197	$3,083,651

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

All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for per share data or unless otherwise specified. Certain prior year amounts have been reclassified to conform to the current year presentation, including revisions to the condensed consolidated statements of cash flows.
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

The Company typically satisfies its performance obligations as services are rendered over time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed over the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one to two month-period and contracts with customers have an original expected duration of less than one year. The Company satisfied nearly all performance obligations for the contract liabilities recorded as of March 31, 2022.

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

The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method leveraging historical credit loss information and including considerations of the current economic environment. Additional allowances may be necessary in the future if changes in economic conditions are significant enough to affect expected credit losses. The Company has recorded an allowance for credit loss in the amounts of $7,636 as of June 30, 2022 and $6,686 as of December 31, 2021. Additions and write-offs have not been significant in the periods presented.
E.	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company uses estimates primarily in the following areas: accounts receivable valuation, accrual of costs related to ancillary services the Company performs, typically at the destination location, self-insured liabilities, accrual of various tax liabilities including estimates associated with the U.S. enacted Tax Cuts and Jobs Act (the 2017 Tax Act), accrual of loss contingencies, including estimates for potential claims as a result of the downtime caused by the cyber-attack, calculation of share-based compensation expense and estimates related to determining the lease term and discount rate when measuring ROU assets and lease liabilities. In 2022, ancillary services include additional estimated costs for demurrage charges incurred as a result of downtime caused by the cyber-attack. See Note 9 for further information on estimates related to the cyber-attack. Actual results could be materially different from the estimated provisions and accruals recorded.

Note 2. Share-Based Compensation

The Company has historically granted the majority of its share-based awards during the second quarter of each fiscal year.

In the second quarter of 2022 and 2021, the Company awarded 345 and 307 restricted stock units (RSUs), respectively. The RSUs were granted at a weighted-average fair value of $102.65 in 2022 and $113.82 in 2021. The RSUs vest annually over 3 years based on continued employment and are settled upon vesting in shares of the Company's common stock on a one-for-one basis. The value of an RSU award is based on the Company's stock price on the date of grant. Additionally, in the second quarter of 2022 and 2021, 16 and 13 fully vested RSUs were granted to non-employee directors, respectively.

The Company also awarded 84 and 75 performance stock units (PSUs) in the second quarter of 2022 and 2021, respectively. Outstanding PSUs include performance conditions to be finally measured in 2022, 2023 and 2024. The final number of PSUs will be determined using an adjustment factor of up to 2 times or down to 0.5 of the targeted PSU grant. If the minimum performance thresholds are not achieved, no shares will be issued. Each PSU will convert to one share of the Company's common stock upon vesting.

The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year. No shares were issued in the three and six months ended June 30, 2022 and 2021, respectively.

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

The 2017 Tax Act included provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. The Company treats BEAT and GILTI as components of current income tax expense. For the three and six months ended June 2022 and 2021, there was no BEAT expense and GILTI expense was insignificant. The Company’s consolidated effective income tax rate was 24.9% and 25.3% for the three and six months ended June 30, 2022, as compared to 23.7% and 24.9%, respectively, for the same periods in 2021. The three months ended June 30, 2021 benefited from relatively higher deductions for share-based compensation. Both periods benefited from U.S. income tax deductions for Foreign-derived intangible income (FDII).

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

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended June 30,
	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2022
Basic earnings attributable to shareholders	$377,805	165,092	$2.29
Effect of dilutive potential common shares	—	1,382	—
Diluted earnings attributable to shareholders	$377,805	166,474	$2.27
2021
Basic earnings attributable to shareholders	$316,372	169,210	$1.87
Effect of dilutive potential common shares	—	2,467	—
Diluted earnings attributable to shareholders	$316,372	171,677	$1.84

	Six months ended June 30,
	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2022
Basic earnings attributable to shareholders	$723,914	$166,423	$4.35
Effect of dilutive potential common shares	$—	$1,557	—
Diluted earnings attributable to shareholders	$723,914	167,980	$4.31
2021
Basic earnings attributable to shareholders	$603,592	$169,140	$3.57
Effect of dilutive potential common shares	$—	$2,520	—
Diluted earnings attributable to shareholders	$603,592	171,660	$3.52

For the three months and six-months ended June 30, 2022, 945 potential common shares were excluded from the computation of diluted earnings per share because the effect would have been antidilutive. Substantially all outstanding potential common shares for the comparative periods in 2021 were dilutive.

Note 5. Shareholders' Equity

The Company has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding common stock down to 150,000 shares. On May 2, 2022, the Board of Directors amended the plan to further authorize repurchases down to from the previous number of 160,000 to 150,000 shares. This authorization has no expiration date. During the six months ended June 30, 2022, there were 5,000 shares repurchased at an average price of $109.81 per share, compared to 1,425 shares at an average price of $104.20 per share during the same periods in 2021.

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

Cash and cash equivalents consist of the following:

	June 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$1,246,933	$1,246,933	$1,241,565	$1,241,565
Corporate commercial paper	695,194	695,423	423,261	423,279
Time deposits	34,844	34,844	63,866	63,866
Total cash and cash equivalents	$1,976,971	$1,977,200	$1,728,692	$1,728,710

The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).

Note 7. Contingencies

The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of June 30, 2022, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters, including potential claims resulting from the downtime caused by the cyber-attack, see further information in Note 9.

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

Financial information regarding the Company’s operations by geographic area is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the three months ended June 30, 2022:
Revenues	$1,265,363	144,988	66,136	1,582,475	611,246	658,307	275,948	(1,151)	4,603,312
Directly related cost of transportation and other expenses[1]	$797,179	85,806	43,298	1,323,354	507,473	464,399	220,162	(723)	3,440,948
Salaries and other operating expenses[2]	$314,726	31,308	14,496	104,896	38,728	115,394	37,258	(424)	656,382
Operating income	$153,458	27,874	8,342	154,225	65,045	78,514	18,528	(4)	505,982
Identifiable assets at period end	$3,681,137	304,799	144,303	1,275,808	554,166	1,081,246	365,532	(45,849)	7,361,142
Capital expenditures	$26,394	1,038	177	766	436	7,666	1,681	—	38,158
Equity	$2,435,088	127,428	54,762	307,453	217,437	297,572	134,388	(38,865)	3,535,263
For the three months ended June 30, 2021:
Revenues	$997,567	101,465	46,981	1,309,382	417,718	544,949	192,186	(1,155)	3,609,093
Directly related cost of transportation and other expenses[1]	$566,882	59,311	25,952	1,086,641	335,219	376,856	148,290	(518)	2,598,633
Salaries and other operating expenses[2]	$241,121	31,300	14,735	106,812	49,046	123,408	34,026	(633)	599,815
Operating income	$189,564	10,854	6,294	115,929	33,453	44,685	9,870	(4)	410,645
Identifiable assets at period end	$2,972,363	196,558	102,296	1,114,475	377,370	929,706	291,406	(31,003)	5,953,171
Capital expenditures	$2,905	64	72	400	532	2,100	466	—	6,539
Equity	$2,163,114	80,802	36,316	318,111	146,583	255,006	128,148	(44,429)	3,083,651

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the six months ended June 30, 2022:
Revenues	$2,506,587	249,598	123,843	3,351,491	1,257,575	1,234,098	546,629	(2,211)	9,267,610
Directly related cost of transportation and other expenses[1]	$1,560,602	150,038	77,155	2,803,447	1,046,356	882,019	438,262	(820)	6,957,059
Salaries and other operating expenses[2]	$648,375	56,177	27,597	228,009	84,057	224,663	75,300	(1,369)	1,342,809
Operating income	$297,610	43,383	19,091	320,035	127,162	127,416	33,067	(22)	967,742
Identifiable assets at period end	$3,681,137	304,799	144,303	1,275,808	554,166	1,081,246	365,532	(45,849)	7,361,142
Capital expenditures	$35,871	2,116	286	1,297	726	9,724	2,550	—	52,570
Equity	$2,435,088	127,428	54,762	307,453	217,437	297,572	134,388	(38,865)	3,535,263
For the six months ended June 30, 2021:
Revenues	$1,872,957	195,582	91,845	2,518,430	767,484	1,011,282	352,692	(2,359)	6,807,913
Directly related cost of transportation and other expenses[1]	$1,069,517	112,361	52,652	2,054,170	605,163	683,765	269,399	(1,110)	4,845,917
Salaries and other operating expenses[2]	$479,819	57,037	27,112	213,732	92,211	232,863	64,301	(1,239)	1,165,836
Operating income	$323,621	26,184	12,081	250,528	70,110	94,654	18,992	(10)	796,160
Identifiable assets at period end	$2,972,363	196,558	102,296	1,114,475	377,370	929,706	291,406	(31,003)	5,953,171
Capital expenditures	$5,930	186	125	757	1,111	5,654	1,167	—	14,930
Equity	$2,163,114	80,802	36,316	318,111	146,583	255,006	128,148	(44,429)	3,083,651

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

Note 9. Cyber-Attack

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

For the three and six months ended June 30, 2022, the Company incurred, as a result of its inability to timely process and move shipments through ports during the downtime, approximately $22 million and $62 million, respectively, in incremental demurrage charges where the Company has direct liability for this obligation. These costs are recorded in customs brokerage and other services expenses. The Company is seeking recovery of the incremental demurrage charges it has incurred from service providers and ports.  Any recoveries would be recorded in the period that they are realized.

Additionally, principally in the first quarter, the Company incurred investigation, recovery, and remediation expenses, including costs to recover its operational and accounting systems and to enhance cybersecurity protections. These costs are primarily comprised of various consulting services including cybersecurity experts, outside legal advisors, and other IT professional expenses. The Company also recorded estimated liabilities for potential shipment-related claims. For the three and six months ended June 30, 2022, respectively, the total amounts recorded for these items were approximately $6 million and $26 million and are recorded in other operating expenses. The Company does not expect to incur significant capital expenditures as a result of the cyber-attack.

The Company may incur additional expenses which could include third-party expenses, incremental information services costs, legal fees, or indemnities to customers or business partners. When the Company’s operating systems were down, many customers worked with other providers to meet their logistics needs, resulting in lower shipment volumes in the first quarter and to a lesser extent in the second quarter for which the financial impact on revenues and operating income cannot be quantified. Such costs and the ongoing impacts from the downtime caused by the cyber-attack could have a further material adverse impact on the Company’s business, revenues, expenses, results of operations, cash flows and reputation. The Company is unable to estimate the ultimate direct and indirect financial impacts of this cyber-attack.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements Under Private Securities Litigation Reform Act Of 1995; Certain Cautionary Statements

Certain portions of this report on Form 10-Q including the sections entitled "Overview," "Highlights from Second Quarter 2022," "Industry Trends, Trade Conditions and Competition," "Seasonality," "Critical Accounting Estimates," "Results of Operations," "Income tax expense," "Currency and Other Risk Factors" and "Liquidity and Capital Resources" contain forward-looking statements. Words such as "will likely result," "expects", "are expected to," "would expect," "would not expect," "will continue," "is anticipated," "estimate," "project," "plan," "believe," "probable," "reasonably possible," "may," "could," "should," "intends," "foreseeable future" or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, the anticipated impact and duration of the Novel Coronavirus (COVID-19) pandemic, current supply chain and transportation disruptions, ongoing impacts of the cyber-attack and other characterizations of future events or circumstances are forward-looking statements. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements.  Attention should be given to the risk factors identified and discussed in Part I, Item 1A in the Company’s annual report on Form 10-K filed on March 15, 2022 and in Part II, Item 1A in this report. Management believes that these forward-looking statements are reasonable as of this filing date and we do not assume any obligations to update these statements except as required by law.

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

Highlights from Second Quarter 2022

In the first quarter of 2022, our company was the subject of a targeted cyber-attack which resulted in having to shut down most of our connectivity, operating and accounting systems globally to manage the safety of our entire global systems environment. We had limited ability to conduct operations for a period of approximately three weeks, including but not limited to arranging for shipments of freight or managing customs and distribution activities for our customers’ shipments. While we continued to navigate residual effects and incorporate learnings from the cyber-attack, our core systems were utilized to deliver our services throughout the second quarter. Beyond the loss of revenue and additional expenses incurred in the first half of the year, the future impacts of the cyber-attack cannot be estimated. The potential loss of customers, revenues or higher costs could have a material adverse impact on our business, revenues, expenses, results of operations, cash flows and reputation.

In the second quarter of 2022, the COVID-19 pandemic, including the effect of lockdowns in China and resulting disruptions on supply chains, continued to significantly affect our business operations and financial results, and we expect these disruptive conditions to continue through the end of 2022. The COVID-19 pandemic may continue to impact our business operations and financial operating results, and there is uncertainty in the nature and degree of its continued effects over time.

The significant impacts are discussed within “Results of Operations” and the financial highlights below.

•	Revenues and directly related operating expenses increased 26% and 38%, respectively, primarily from high average buy and sell rates.
•

Continued tight available capacity from carriers and continued congestion at ocean ports from shortages in equipment, labor and warehousing space at destinations and disruptions from COVID-19 precautionary measures resulted in high average buy and sell rates, in addition to higher fuel prices.

•

Volumes transacted in most services were down, as a result from lockdowns in China, softening customer demand and also due to a gradual return of customers from the downtime caused by the cyber-attack.

•

We recorded an additional $28 million in estimated expenses from the cyber-attack including $22 million in customs brokerage and other services expenses, bringing total cyber-attack related expenses to $88 million for the first half of the year.

•	Net earnings to shareholders increased 19%, operating cash flows were $559 million and we returned $659 million to shareholders in common stock repurchases and dividends.

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

The global economic and trade environments remain uncertain, including the ongoing impacts of the pandemic, higher inflation and oil prices and the conflict in Ukraine. In the second quarter, we saw a slowdown in the global economy and a softening of customer demand resulting in modest declines in average buy and sell rates compared to the previous quarter. Until port congestion, labor, truck and equipment shortages and COVID 19-related restrictions subside, we expect a continued high level of volatility in average buy and sell rates. We also expect that pricing volatility will continue as carriers adapt to changing fuel prices and react to governmental trade policies and other regulations. Additionally, we cannot predict the direct or indirect impact that further changes in and purchasing behavior, such as online shopping, could have on our business. In response to governments implementing higher tariffs on imports, as well as responses to the pandemic’s disruptions, some customers have begun shifting manufacturing to other countries which could negatively impact us.

Seasonality

Historically, our operating results have been subject to seasonal demand trends with the first quarter being the weakest and the third and fourth quarters being the strongest; however, there is no assurance that this seasonal trend will occur in the future or to what degree it will be impacted in 2022 by the downtime caused by the cyber-attack, impacts of a slowing economy and the continued effects of the pandemic. This historical pattern has been the result of, or influenced by, numerous factors, including weather patterns, national holidays, consumer demand, new product launches, just-in-time inventory models, economic conditions, pandemics, governmental policies and inter-governmental disputes and a myriad of other similar and subtle forces. In addition, this historical quarterly trend has been influenced by the growth and diversification of our international network and service offerings.

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

Results of Operations

The following table shows the revenues, the directly related cost of transportation and other expenses for our principal services and our overhead expenses for the three and six months ended June 30, 2022 and 2021, including the respective percentage changes comparing 2022 and 2021.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2022	2021	Percentage change	2022	2021	Percentage change
Airfreight services:
Revenues	$1,602,566	$1,523,569	5%	$3,201,121	$2,849,484	12%
Expenses	1,212,503	1,136,328	7	2,355,049	2,090,872	13
Ocean freight services and ocean services:
Revenues	1,759,646	1,098,550	60	3,735,892	2,052,462	82
Expenses	1,402,365	862,251	63	3,002,608	1,604,686	87
Customs brokerage and other services:
Revenues	1,241,100	986,974	26	2,330,597	1,905,967	22
Expenses	826,080	600,054	38	1,599,402	1,150,359	39
Overhead expenses:
Salaries and related costs	508,222	481,186	6	1,047,162	933,291	12
Other	148,160	118,629	25	295,647	232,545	27
Total overhead expenses	656,382	599,815	9	1,342,809	1,165,836	15
Operating income	505,982	410,645	23	967,742	796,160	22
Other income, net	2,826	4,837	(42)	12,245	9,783	25
Earnings before income taxes	508,808	415,482	22	979,987	805,943	22
Income tax expense	126,582	98,508	28	248,281	201,019	24
Net earnings	382,226	316,974	21	731,706	604,924	21
Less net earnings attributable to the noncontrolling interest	4,421	602	634	7,792	1,332	485
Net earnings attributable to shareholders	$377,805	$316,372	19%	$723,914	$603,592	20%

Airfreight services:

In the second quarter of 2022 airfreight services continued to experience carrier capacity challenges, principally on exports out of North Asia and South Asia. Continued restrictions from the pandemic, such as lockdowns in China, have resulted in airlines not increasing passenger flight schedules to pre-pandemic levels, which limited available belly space for cargo. Additionally, capacity was further limited due to the conflict in Ukraine and the related route restrictions in Asia and Europe lanes and sanctions on Russian carriers. Demand softened in the second quarter of 2022 but remained high relative to available capacity compared to pre-pandemic levels, which resulted in sustained high average buy and sell rates. In order to execute and meet the transportation needs of our customers, we continued to purchase capacity in advance and on the spot market. Though we continued to process air shipments on a limited basis during the downtime caused by the cyber-attack, volumes were negatively affected. Subsequent to the downtime in March, our volumes began to recover as customers gradually returned. As a result of softening demand and lingering impacts from the cyber-attack in 2022 and compared to strong volumes in the same period in 2021 as a result of customers converting to air shipments due to ocean ports congestion, volumes were lower in the first half of 2022.

Airfreight services revenues and expenses increased 5% and 7%, respectively, during the three months ended June 30, 2022, as compared with the same period in 2021, due to 26% and 28% increases in average sell and buy rates, respectively, partially offset by a 17% decrease in tonnage. Airfreight services revenues and expenses increased 12% and 13%, respectively, during the six months ended June 30, 2022, as compared with the same period in 2021, due to 37% and 36% increases in average sell and buy rates, respectively, partially offset by an 20% decrease in tonnage. Average sell rates increased as a result of increased buy rates due to tightness in available capacity relative to demand and increased fuel costs. Average sell and buy rates increased in all regions with most significant increases on exports out of North Asia and South Asia. Tonnage decreased in almost all regions due to COVID-19 related lockdowns in China, softening demand and downtime caused by the cyber-attack with the largest decreases coming from exports out of North Asia.

These conditions including the impact of rising jet fuel costs create a high degree of volatility in average buy rates and sell rates and are expected to continue at least through the end of 2022. Furthermore, international passenger flights are not expected to return to pre-pandemic levels, capacity from freighters is limited and disruptions in the ocean market may continue to impact demand for airfreight. The continued historically high average buy and sell rates have significantly contributed to the growth in our revenues, expenses and operating income compared to 2021. Should customer demand decrease further and rates return to pre-pandemic levels, it will result in a significant decrease in our revenues, expenses and operating income compared to 2021. These unprecedented operating conditions are not expected to be sustained long-term. We are unable to predict how these uncertainties, potential loss of business as a result of the downtime caused by the cyber-attack, and any future disruptions will affect our future operations or financial results.

Ocean freight and ocean services:

Ocean freight consolidation, direct ocean forwarding, and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues increased 60% and 82%, respectively, while expenses increased 63% and 87%, respectively for the three and six months ended June 30, 2022 as compared with the same periods in 2021. The largest component of our ocean freight and ocean services revenue is derived from ocean freight consolidation, which represented 86% and 87% of ocean freight and ocean services revenue for the six months ended June 30, 2022 and 2021, respectively.

Ocean freight consolidation revenues and expenses increased 76% and 75%, respectively, for the three months ended June 30, 2022, as compared with the same period in 2021, primarily due to 98% and 97% increases in average sell and buy rates, respectively, partially offset by an 11% decrease in containers shipped. Ocean freight consolidation revenues and expenses increased 104% and 103%, respectively, for the six months ended June 30, 2022, as compared with the same period in 2021, primarily due to 120% and 118% increases in average sell and buy rates, respectively, partially offset by 7% decrease in containers shipped. Rising fuel prices, congestion at ports due to labor, truck and equipment shortages and disrupted sailing schedules resulted in historically high average buy rates in the first half of 2022. These challenging conditions are impacting the ability to secure necessary capacity from ocean carriers, as well as the time and resources required to process shipments and meet the demands of customers.

In the second quarter, containers shipped were lower in all regions, most significantly in North Asia as a result of COVID-19 related lockdowns in China, a softening demand partially caused by a buildup of retail inventories in the United States and a slowdown in the global economy. Additionally for the six months ended June 30, 2022, containers shipped were affected by difficulties in securing additional capacity from carriers due to shortages in capacity, primarily in the first quarter. North Asia ocean freight and ocean services revenues increased 53% and 74%, respectively, while directly related expenses increased 54% and 77% for the three and six months ended June 30, 2022 primarily due to higher average sell rates and buy rates. South Asia ocean freight and ocean services revenues increased 93% and 117%, respectively, while directly related expenses increased 99% and 128%, respectively, for the three and six months ended June 30, 2022 for the same reasons as North Asia.

Direct ocean freight forwarding revenues increased 4% and 6%, respectively, while expenses increased 3% and 7%, for the three and six months ended June 30, 2022 principally due to increased ancillary services provided at higher rates. Order management revenues and expenses remained flat for the three months ended June 30, 2022, while increasing 6% and 14%, respectively, for the  six months ended June 30, 2022, mainly due to higher costs. Our ability to provide order management services in the first quarter 2022 was significantly affected by limited system connectivity during the downtime caused by the cyber-attack.

Although global economic conditions are slowing, we expect ocean carriers to continue to manage available capacity. Until port congestion, labor, truck and equipment shortages and COVID 19-related restrictions subside, we expect a high level of volatility in average buy and sell rates. We also expect that pricing volatility will continue as carriers adapt to increases in fuel prices and customers react to governmental trade policies and other regulations. The historically high average buy and sell rates have significantly contributed to the growth in our revenues and expenses in the six months ended June 30, 2022. Should customer demand or rates decrease from these levels, or if we are unable to secure sufficient capacity from carriers, it will result in a significant decrease in our revenues, expenses and operating income.

Customs brokerage and other services:

Customs brokerage and other services revenues increased 26% and 22%, respectively, and expenses increased 38% and 39%, for the three and six months ended June 30, 2022, respectively, as compared with the same periods in 2021, primarily due to higher charges on import services due to port congestion and costs related to the downtime caused by the cyber-attack. Revenues and expenses for import services increased significantly due to record high drayage, storage, delivery, demurrage, and detention costs incurred at destinations caused by port congestion, shortages in warehousing space and delays in retrieving and delivering cargo. Road freight, warehousing and distribution services also grew as a result of higher volumes and higher trucking, storage and labor costs. Additionally, as a result of our inability to timely process and move shipments through ports during the downtime, we directly incurred approximately $22 million and $62 million in incremental demurrage charges for the three and six months ended June 30, 2022, respectively. While customers continue to value our brokerage services due to changing tariffs and increasing complexity in the declaration process, we cannot predict the effect of potential loss of business as a result of the downtime caused by the cyber-attack, as customers opt to using multiple customs brokerage service providers to reduce their risk. Customers continue to seek knowledgeable customs brokers with sophisticated computerized capabilities critical to an overall logistics management program that are necessary to rapidly respond to changes in the regulatory and security environment.

North America revenues increased 34% and 32%, respectively, and directly related expenses increased 55% and 56% for the three and six months ended June 30, 2022, respectively, as compared with the same periods in 2021, primarily as a result of higher charges on import services due to port congestion and $22 million and $62 million, respectively in demurrage charges related to the downtime caused by the cyber-attack.

Overhead expenses:

Salaries and related costs increased by 6% and 12% for the three and six months ended June 30, 2022, respectively, as compared with the same period in 2021, principally due to increases in commissions and bonuses earned from higher revenues and operating income and a 9% increase in headcount during both periods to support increased complexity and disruptions in global supply chains.

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

Our management compensation programs have always been incentive-based and performance driven. Total bonuses to field and executive management for the six months ended June 30, 2022 were up 17% when compared to the same period in 2021, primarily due to an increase in operating income.

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

Other overhead expenses increased 25% and 27% for the three and six months ended June 30, 2022, respectively, as compared with the same period in 2021. We incurred $6 million and $26 million, respectively, of incremental costs in relation with the cyber-attack in the three and six months ended June 30, 2022. These costs comprised of various consulting services including cybersecurity experts, outside legal advisors, and other IT professional expenses; and estimated liabilities for potential shipment-related claims. The remaining increases are the result of certain operational expenses, renting additional space, bad debt, higher claims and technology related costs to support the growth in our operations and higher local tax expenses. As we continue to recover from the cyber-attack, assess its effect on our systems and operations and deploy additional protection technologies and processes we expect to incur additional incremental charges in 2022. We will also continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to explore new areas for profitable growth.

Income tax expense:

Our consolidated effective income tax rate was 24.9% and 25.3% for the three and six months ended June 30, 2022, as compared to 23.7% and 24.9%, respectively, for the same periods in 2021. The three months ended June 30, 2021 benefited from relatively higher deductions for share-based compensation. For the three and six months ended June 30, 2022 and 2021, there was no BEAT expense and GILTI expense was insignificant. Both periods benefited from U.S. income tax deductions for FDII. Some elements of the recorded impacts of the 2017 Tax Act could be impacted by further legislative action as well as additional interpretations and guidance issued by the IRS or Treasury.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates transacting in a multitude of currencies other than the U.S. dollar. That exposes us to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or have agency relationships have strict currency control regulations that influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three and six months ended June 30, 2022, and 2021 was insignificant. We had no foreign currency derivatives outstanding at June 30, 2022 and December 31, 2021. For the three months ended June 30, 2022, net foreign currency gains were approximately $6 million compared to net foreign currency losses of approximately $4 million in the same period in 2021. During the six months ended June 30, 2022, net foreign currency gains were approximately $8 million compared to net foreign currency losses of approximately $2 million in the same period in 2021.

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

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three and six months ended June 30, 2022 was $559 million and $973 million as compared with $30 million and $386 million for the same periods in 2021. The increase of $529 million for the three months ended June 30, 2022, was primarily due to collection of accounts receivable and higher net earnings. At June 30, 2022, working capital was $2,919 million, including cash and cash equivalents of $1,977 million. Other than our recorded lease liabilities, we had no long-term obligations or debt at June 30, 2022. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including effects of the downtime caused by the cyber-attack, meeting any contingent liabilities related to standby letters of credit and other obligations.

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

Our business historically has been subject to seasonal fluctuations, and this is expected to continue in the future. Cash flows fluctuate as a result of this seasonality. Historically, the first quarter shows an excess of customer collections over customer billings. This results in positive cash flow. The increased activity associated with periods of higher demand (typically commencing late second or early third quarter and continuing well into the fourth quarter) causes an excess of customer billings over customer collections. This cyclical growth in customer receivables consumes available cash. However, there is no assurance that this seasonal trend will occur in the future or to what degree it will continue to be impacted in 2022 by the pandemic, the downtime caused by the cyber-attack and the impacts of the slowing down economy.

Cash used in investing activities for the three and six months ended June 30, 2022 was $38 million and $53 million as compared with $6 million and $15 million for the same period in 2021, primarily for capital expenditures. Capital expenditures in the three and six months ended June 30, 2022 were primarily related to continuing investments in building and leasehold improvements and technology and facilities equipment. In the first quarter of 2022 we spent $3 million on capital expenditures for technology equipment and software in relation with the remediation effort for the cyber-attack. Total anticipated capital expenditures in 2022 are currently estimated to be $80 million.

Cash used in financing activities during the three and six months ended June 30, 2022 was $636 million and $619 million as compared with cash from financing activities of $152 million and $220 million for the same period in 2021. We use the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to reduce, or limit the growth of outstanding shares. During the three and six months ended June 30, 2022, we used cash to repurchase 5 million shares of common stock compared to 0.5 million and 1.4 million, respectively, during the same periods in 2021.

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

We maintain international unsecured bank lines of credit for short-term working capital purposes. A few of these credit lines are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks issuing the credit line. At June 30, 2022, borrowings under these credit lines were $54 million and we were contingently liable for $72 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At June 30, 2022, cash and cash equivalent balances of $1,032 million were held by our non-United States subsidiaries, of which $11 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the six months ended June 30, 2022, would have had the effect of raising operating income by approximately $75 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $61 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the three and six months ended June 30, 2022, and 2021 was insignificant. During the three months ended June 30, 2022, net foreign currency gains were approximately $6 million compared to foreign currency losses of approximately $4 million during the same period in 2021. During the six months ended June 30, 2022, net foreign currency gains were approximately $8 million compared to foreign currency losses of approximately $2 million during the same period in 2021. We had no foreign currency derivatives outstanding at June 30, 2022 and December 31, 2021. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of June 30, 2022, we had approximately $120 million of net unsettled intercompany transactions. In the regular course of business, the majority of intercompany billings are resolved within 30 days.

Interest Rate Risk

At June 30, 2022, we had cash and cash equivalents of $1,977 million of which $730 million was invested at various short-term market interest rates. Other than our recorded lease liabilities, we had no long-term obligations or debt at June 30, 2022. A hypothetical change in the interest rate of 10 basis points at June 30, 2022 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the second quarter of 2022.

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

With respect to the cyber-attack that is discussed in Note 9 to the condensed consolidated financial statements in this report, starting on February 20, 2022, we shut down most of our operating systems globally, including our accounting information systems, to manage the safety of our entire global systems environment. We engaged third-party cybersecurity experts to investigate and assist in the remediation. Our Board of Directors was regularly apprised of, and directors with experience in cybersecurity participated in, the critical investigation and remediation activities. Subsequently, we restored and strengthened the security of our systems and networks and enhanced the continuous monitoring of the entire information security environment. Additionally, we have implemented various improvements to our network and processes to mitigate the risk of recurrence and severity of such incidents in the future.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Expeditors is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on our operations, cash flows or financial position. As of June 30, 2022, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters including potential claims resulting from the downtime caused by the cyber-attack in February 2022, see further information in Note 9 in the condensed consolidated financial statements in this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
April 1-30, 2022	-	-	-	7,557
May 1-31, 2022	4,000	$110.24	4,000	13,923
June 1-30, 2022	1,000	108.10	1,000	12,931
Total	5,000	$109.81	5,000	12,931

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	Not applicable.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

August 4, 2022	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

August 4, 2022	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer