Form 10-Q
period 2022-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2022-11-08
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

At November 4, 2022, the number of shares outstanding of the issuer’s common stock was 159,136,384.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets:
Current Assets:
Cash and cash equivalents	$2,154,534	$1,728,692
Accounts receivable, less allowance for credit loss of $9,760 at September 30, 2022 and $6,686 at December 31, 2021	2,748,322	3,810,286
Deferred contract costs	499,935	987,266
Other	184,765	108,801
Total current assets	5,587,556	6,635,045
Property and equipment, less accumulated depreciation and amortization of $548,585 at September 30, 2022 and $541,677 at December 31, 2021	480,941	487,870
Operating lease right-of-use assets	486,980	459,158
Goodwill	7,927	7,927
Deferred federal and state income taxes, net	27,295	729
Other assets, net	16,827	19,200
Total assets	$6,607,526	$7,609,929
Liabilities:
Current Liabilities:
Accounts payable	1,544,757	2,012,461
Accrued liabilities, primarily salaries and related costs	404,207	403,625
Contract liabilities	594,244	1,142,026
Current portion of operating lease liabilities	88,535	82,019
Federal, state and foreign income taxes	74,507	86,166
Total current liabilities	2,706,250	3,726,297
Noncurrent portion of operating lease liabilities	409,883	385,641
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding: 159,128 shares at September 30, 2022 and 167,210 shares at December 31, 2021	1,591	1,672
Additional paid-in capital	118	3,160
Retained earnings	3,738,600	3,620,008
Accumulated other comprehensive loss	(258,129)	(130,414)
Total shareholders’ equity	3,482,180	3,494,426
Noncontrolling interest	9,213	3,565
Total equity	3,491,393	3,497,991
Total liabilities and equity	$6,607,526	$7,609,929

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Airfreight services	$1,480,955	$1,628,115	$4,682,076	$4,477,599
Ocean freight and ocean services	1,684,579	1,598,597	5,420,471	3,651,059
Customs brokerage and other services	1,196,612	1,092,549	3,527,209	2,998,516
Total revenues	4,362,146	4,319,261	13,629,756	11,127,174
Operating Expenses:
Airfreight services	1,104,812	1,244,381	3,459,861	3,335,253
Ocean freight and ocean services	1,343,355	1,254,334	4,345,963	2,859,020
Customs brokerage and other services	746,106	686,775	2,345,508	1,837,134
Salaries and related	499,341	519,611	1,546,503	1,452,902
Rent and occupancy	52,715	46,730	155,241	137,376
Depreciation and amortization	15,187	12,753	42,416	38,415
Selling and promotion	6,239	4,237	16,174	10,479
Other	67,468	60,803	223,425	170,798
Total operating expenses	3,835,223	3,829,624	12,135,091	9,841,377
Operating income	526,923	489,637	1,494,665	1,285,797
Other Income (Expense):
Interest income	7,835	2,462	12,447	6,596
Other, net	98	733	7,731	6,382
Other income, net	7,933	3,195	20,178	12,978
Earnings before income taxes	534,856	492,832	1,514,843	1,298,775
Income tax expense	120,694	132,922	368,975	333,941
Net earnings	414,162	359,910	1,145,868	964,834
Less net (losses) earnings attributable to the noncontrolling interest	(47)	842	7,745	2,174
Net earnings attributable to shareholders	$414,209	$359,068	$1,138,123	$962,660
Diluted earnings attributable to shareholders per share	$2.54	$2.09	$6.84	$5.61
Basic earnings attributable to shareholders per share	$2.56	$2.12	$6.90	$5.68
Weighted average diluted shares outstanding	163,250	171,565	166,398	171,549
Weighted average basic shares outstanding	162,029	169,633	164,944	169,398

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net earnings	$414,162	$359,910	$1,145,868	$964,834
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of income tax benefit of $5,648 and $1,592 for the three months ended September 30, 2022 and 2021 and $13,429 and $4,764 for the nine months ended September 30, 2022 and 2021	(64,507)	(16,908)	(129,269)	(23,946)
Other comprehensive loss	(64,507)	(16,908)	(129,269)	(23,946)
Comprehensive income	349,655	343,002	1,016,599	940,888
Less comprehensive (loss) income attributable to the noncontrolling interest	(259)	668	6,191	1,275
Comprehensive income attributable to shareholders	$349,914	$342,334	$1,010,408	$939,613

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating Activities:
Net earnings	$414,162	$359,910	$1,145,868	$964,834
Adjustments to reconcile net earnings to net cash from operating activities:
Provisions for losses on accounts receivable	5,570	3,739	9,917	6,028
Deferred income tax (benefit) expense	(3,070)	(7,658)	(14,928)	2,343
Stock compensation expense	14,175	15,204	51,296	57,298
Depreciation and amortization	15,187	12,753	42,416	38,415
Other, net	1,435	626	144	1,523
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	634,421	(714,300)	880,364	(1,377,997)
(Decrease) increase in accounts payable and accrued expenses	(350,922)	436,343	(343,902)	769,525
Decrease (increase) in deferred contract costs	226,087	(328,932)	437,155	(550,572)
(Decrease) increase in contract liabilities	(249,895)	381,192	(488,826)	635,286
(Decrease) increase in income taxes payable, net	(31,397)	33,378	(78,568)	32,022
(Increase) decrease in other, net	(5,369)	(14,884)	2,040	(15,208)
Net cash from operating activities	670,384	177,371	1,642,976	563,497
Investing Activities:
Purchase of property and equipment	(15,928)	(9,870)	(68,498)	(24,800)
Other, net	(590)	(157)	(645)	(53)
Net cash from investing activities	(16,518)	(10,027)	(69,143)	(24,853)
Financing Activities:
Payments from borrowing on lines of credit	(21,117)	(1,045)	(29,601)	(2,570)
Proceeds from borrowing on lines of credit	—	8,524	56,545	10,138
Proceeds from issuance of common stock	61,885	56,965	73,318	99,433
Repurchases of common stock	(469,041)	(76,595)	(1,018,106)	(225,064)
Dividends paid	—	—	(109,828)	(98,387)
Payments for taxes related to net share settlement of equity awards	—	(4)	(19,333)	(15,172)
Distribution to noncontrolling interest	(543)	(1,631)	(543)	(1,631)
Net cash from financing activities	(428,816)	(13,786)	(1,047,548)	(233,253)
Effect of exchange rate changes on cash and cash equivalents	(47,487)	(7,573)	(100,443)	(13,076)
Change in cash and cash equivalents	177,563	145,985	425,842	292,315
Cash and cash equivalents at beginning of period	1,976,971	1,674,121	1,728,692	1,527,791
Cash and cash equivalents at end of period	$2,154,534	$1,820,106	$2,154,534	$1,820,106
Taxes Paid:
Income taxes	$150,960	$104,617	$465,711	$295,153

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Common Stock
For the three months ended September 30, 2022 and 2021	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at June 30, 2022	162,931	$1,629	$137	$3,717,316	$(193,834)	$3,525,248	$10,015	$3,535,263
Shares issued under employee stock plans, net of tax withholding for net settlement	726	7	61,877	—	—	61,884	—	61,884
Shares repurchased under provisions of stock repurchase plan	(4,529)	(45)	(76,071)	(392,925)	—	(469,041)	—	(469,041)
Stock compensation expense	—	—	14,175	—	—	14,175	—	14,175
Net earnings	—	—	—	414,209	—	414,209	(47)	414,162
Other comprehensive loss	—	—	—	—	(64,295)	(64,295)	(212)	(64,507)
Dividends and dividend equivalents paid	—	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(543)	(543)
Balance at September 30, 2022	159,128	$1,591	$118	$3,738,600	$(258,129)	$3,482,180	$9,213	$3,491,393

Balance at June 30, 2021	169,169	$1,692	$79,357	$3,104,471	$(106,066)	$3,079,454	$4,197	$3,083,651
Shares issued under employee stock plans, net of tax withholding for net settlement	836	8	56,953	—	—	56,961	—	56,961
Shares repurchased under provisions of stock repurchase plan	(613)	(6)	(76,589)	—	—	(76,595)	—	(76,595)
Stock compensation expense	—	—	15,204	—	—	15,204	—	15,204
Net earnings	—	—	—	359,068	—	359,068	842	359,910
Other comprehensive loss	—	—	—	—	(16,734)	(16,734)	(174)	(16,908)
Dividends and dividend equivalents paid	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,631)	(1,631)
Balance at September 30, 2021	169,392	$1,694	$74,925	$3,463,539	$(122,800)	$3,417,358	$3,234	$3,420,592

	Common Stock
For the nine months ended September 30, 2022 and 2021	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2021	167,210	$1,672	$3,160	$3,620,008	$(130,414)	$3,494,426	$3,565	$3,497,991
Shares issued under employee stock plans, net of tax withholding for net settlement	1,447	14	53,970	—	—	53,984	—	53,984
Shares repurchased under provisions of stock repurchase plans	(9,529)	(95)	(109,472)	(908,539)	—	(1,018,106)	—	(1,018,106)
Stock compensation expense	—	—	51,296	—	—	51,296	—	51,296
Net earnings	—	—	—	1,138,123	—	1,138,123	7,745	1,145,868
Other comprehensive loss	—	—	—	—	(127,715)	(127,715)	(1,554)	(129,269)
Dividends and dividend equivalents paid	—	—	1,164	(110,992)	—	(109,828)	—	(109,828)
Distribution to noncontrolling interest	—	—	—	—	—	—	(543)	(543)
Balance at September 30, 2022	159,128	$1,591	$118	$3,738,600	$(258,129)	$3,482,180	$9,213	$3,491,393

Balance at December 31, 2020	169,294	$1,693	$157,496	$2,600,201	$(99,753)	$2,659,637	$3,590	$2,663,227
Shares issued under employee stock plans, net of tax withholding for net settlement	2,136	21	84,240	—	—	84,261	—	84,261
Shares repurchased under provisions of stock repurchase plans	(2,038)	(20)	(225,044)	—	—	(225,064)	—	(225,064)
Stock compensation expense	—	—	57,298	—	—	57,298	—	57,298
Net earnings	—	—	—	962,660	—	962,660	2,174	964,834
Other comprehensive loss	—	—	—	—	(23,047)	(23,047)	(899)	(23,946)
Dividends and dividend equivalents paid	—	—	935	(99,322)	—	(98,387)	—	(98,387)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,631)	(1,631)
Balance at September 30, 2021	169,392	$1,694	$74,925	$3,463,539	$(122,800)	$3,417,358	$3,234	$3,420,592

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

The Company typically satisfies its performance obligations as services are rendered over time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed over the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one to two month-period and contracts with customers have an original expected duration of less than one year. The Company satisfied nearly all performance obligations for the contract liabilities recorded as of June 30, 2022.

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

The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method that uses historical credit loss information and considers the current economic environment. Additional allowances may be necessary in the future if changes in economic conditions are significant enough to affect expected credit losses. The Company has recorded an allowance for credit loss in the amounts of $9,760 as of September 30, 2022 and $6,686 as of December 31, 2021. Additions and write-offs have not been significant in the periods presented.
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

In the nine months ended September 30, 2022 and 2021, the Company awarded 345 and 307 restricted stock units (RSUs), respectively. The RSUs were granted at a weighted-average fair value of $102.65 in 2022 and $113.82 in 2021. The RSUs vest annually over 3 years based on continued employment and are settled upon vesting in shares of the Company's common stock on a one-for-one basis. The value of an RSU award is based on the Company's stock price on the date of grant. Additionally, in 2022 and 2021, 16 and 13 fully vested restricted share awards were granted to non-employee directors, respectively.

The Company also awarded 84 and 75 performance stock units (PSUs) in 2022 and 2021, respectively. Outstanding PSUs include performance conditions to be finally measured in 2022, 2023 and 2024. The final number of PSUs will be determined using an adjustment factor of up to 2 times or down to .5 of the targeted PSU grant. If the minimum performance thresholds are not achieved, no shares will be issued. Each PSU will convert to 1 share of the Company's common stock upon vesting.

The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and 650 and 698 shares were issued in the three and nine months ended September 30, 2022 and 2021, respectively. The fair value of the employee stock purchase rights granted was $27.07 and $28.55 per share in 2022 and 2021, respectively.

The Company recognizes stock compensation expense based on the fair value of awards granted to employees and directors under the Company’s Amended and Restated 2017 Omnibus Plan and employee stock purchase rights plan. This expense, adjusted for expected performance and forfeitures, is recognized in net earnings on a straight-line basis over the service periods as salaries and related costs on the condensed consolidated statements of earnings. RSUs and PSUs awarded to certain employees meeting specific retirement eligibility criteria at the time of grant are expensed immediately as there is no substantive service period associated with those awards.

Note 3. Income Taxes

During 2020 and 2021, the Internal Revenue Service (IRS) and the U.S. Department of Treasury (Treasury) issued additional guidelines and clarifying regulations related to the implementation of the 2017 Tax Act. It is possible that additional guidance issued by the U.S, IRS and Treasury could be issued in future periods. As this guidance is issued, or as other changes in tax regulations occur in the U.S. or other jurisdictions, the Company will evaluate the information to determine whether any additional adjustments to its tax provisions or disclosures are required.

The 2017 Tax Act included provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. The Company treats BEAT and GILTI as components of current income tax expense. For the three and nine months ended September 30, 2022 and 2021, there was no BEAT expense and GILTI expense was insignificant. The Company’s consolidated effective income tax rate was 22.6% and 24.4% for the three and nine months ended September 30, 2022, as compared to 27.0% and 25.7%, respectively, for the same periods in 2021. Both periods in 2022 benefited from U.S. income tax deductions for Foreign-derived intangible income (FDII).

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

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended September 30,
	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2022
Basic earnings attributable to shareholders	$414,209	162,029	$2.56
Effect of dilutive potential common shares	—	1,221	—
Diluted earnings attributable to shareholders	$414,209	163,250	$2.54
2021
Basic earnings attributable to shareholders	$359,068	169,633	$2.12
Effect of dilutive potential common shares	—	1,932	—
Diluted earnings attributable to shareholders	$359,068	171,565	$2.09

	Nine months ended September 30,
	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2022
Basic earnings attributable to shareholders	$1,138,123	$164,944	$6.90
Effect of dilutive potential common shares	$—	$1,454	—
Diluted earnings attributable to shareholders	$1,138,123	166,398	$6.84
2021
Basic earnings attributable to shareholders	$962,660	$169,398	$5.68
Effect of dilutive potential common shares	$—	$2,151	—
Diluted earnings attributable to shareholders	$962,660	171,549	$5.61

For the three and nine months ended September 30, 2022, 976 potential common shares were excluded from the computation of diluted earnings per share because the effect would have been antidilutive. Substantially all outstanding potential common shares for the comparative periods in 2021 were dilutive.

Note 5. Shareholders' Equity

The Company has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding common stock down to 150,000 shares.

On May 2, 2022, the Board of Directors amended the plan to further authorize repurchases down to from the previous number of 160,000 to 150,000 shares. This authorization has no expiration date. During the nine months ended September 30, 2022, there were 9,529 shares repurchased at an average price of $106.84 per share, compared to 2,038 shares at an average price of $110.45 per share during the same periods in 2021.

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

Subsequent to the end of the third quarter of 2022, on November 7, 2022, the Board of Directors declared a semi-annual dividend of $0.67 per share payable on December 15, 2022 to shareholders of record as of December 1, 2022.

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

Cash and cash equivalents consist of the following:

	September 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$1,169,248	$1,169,248	$1,241,565	$1,241,565
Corporate commercial paper	952,613	953,391	423,261	423,279
Time deposits	32,673	32,673	63,866	63,866
Total cash and cash equivalents	$2,154,534	$2,155,312	$1,728,692	$1,728,710

The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).

Note 7. Contingencies

The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of September 30, 2022, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters, including potential claims resulting from the downtime caused by the cyber-attack, see further information in Note 9.

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

Financial information regarding the Company’s operations by geographic area is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the three months ended September 30, 2022:
Revenues	$1,244,515	140,622	68,057	1,489,331	518,780	637,411	264,518	(1,088)	4,362,146
Directly related cost of transportation and other expenses[1]	$742,826	80,116	41,638	1,250,872	416,817	453,248	209,248	(492)	3,194,273
Salaries and other operating expenses[2]	$314,442	30,151	15,057	98,758	37,577	109,308	36,181	(524)	640,950
Operating income	$187,247	30,355	11,362	139,701	64,386	74,855	19,089	(72)	526,923
Identifiable assets at period end	$3,553,279	272,527	137,472	915,895	421,148	1,020,756	322,160	(35,711)	6,607,526
Capital expenditures	$9,278	556	419	581	426	3,619	1,049	—	15,928
Equity	$2,430,632	129,346	59,494	304,496	180,855	289,595	140,147	(43,172)	3,491,393
For the three months ended September 30, 2021:
Revenues	$1,134,096	116,404	54,303	1,690,381	538,780	564,810	221,777	(1,290)	4,319,261
Directly related cost of transportation and other expenses[1]	$661,515	63,031	34,216	1,417,283	445,970	389,208	174,733	(466)	3,185,490
Salaries and other operating expenses[2]	$238,943	33,077	14,759	141,109	54,003	126,475	36,598	(830)	644,134
Operating income	$233,638	20,296	5,328	131,989	38,807	49,127	10,446	6	489,637
Identifiable assets at period end	$3,417,496	256,638	110,406	1,558,109	457,615	990,123	328,671	(42,675)	7,076,383
Capital expenditures	$6,001	248	175	435	351	2,254	406	—	9,870
Equity	$2,451,584	93,084	37,087	368,535	129,941	258,805	123,304	(41,748)	3,420,592

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the nine months ended September 30, 2022:
Revenues	$3,751,102	390,220	191,900	4,840,822	1,776,355	1,871,509	811,147	(3,299)	13,629,756
Directly related cost of transportation and other expenses[1]	$2,303,428	230,154	118,793	4,054,319	1,463,173	1,335,267	647,510	(1,312)	10,151,332
Salaries and other operating expenses[2]	$962,817	86,328	42,654	326,767	121,634	333,971	111,481	(1,893)	1,983,759
Operating income	$484,857	73,738	30,453	459,736	191,548	202,271	52,156	(94)	1,494,665
Identifiable assets at period end	$3,553,279	272,527	137,472	915,895	421,148	1,020,756	322,160	(35,711)	6,607,526
Capital expenditures	$45,149	2,672	705	1,878	1,152	13,343	3,599	—	68,498
Equity	$2,430,632	129,346	59,494	304,496	180,855	289,595	140,147	(43,172)	3,491,393
For the nine months ended September 30, 2021:
Revenues	$3,007,053	311,986	146,148	4,208,811	1,306,264	1,576,092	574,469	(3,649)	11,127,174
Directly related cost of transportation and other expenses[1]	$1,731,032	175,392	86,868	3,471,453	1,051,133	1,072,973	444,132	(1,576)	8,031,407
Salaries and other operating expenses[2]	$718,762	90,114	41,871	354,841	146,214	359,338	100,899	(2,069)	1,809,970
Operating income	$557,259	46,480	17,409	382,517	108,917	143,781	29,438	(4)	1,285,797
Identifiable assets at period end	$3,417,496	256,638	110,406	1,558,109	457,615	990,123	328,671	(42,675)	7,076,383
Capital expenditures	$11,931	434	300	1,192	1,462	7,908	1,573	—	24,800
Equity	$2,451,584	93,084	37,087	368,535	129,941	258,805	123,304	(41,748)	3,420,592

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

Note 9. Cyber-Attack

On February 20, 2022, management determined that the Company was the subject of a targeted cyber-attack. Upon discovering the incident, the Company shut down most of its connectivity, operating and accounting systems globally to manage the safety of its overall global systems environment, and initiated its cybersecurity incident response plan. The Company's security teams, supplemented by commercial cybersecurity experts and in collaboration with law enforcement, worked to remediate this cyber-attack. The Company undertook extensive efforts to identify, contain, eradicate and methodically recover from this attack as rapidly as possible. The Company had limited ability to conduct operations for a period of approximately three weeks including but not limited to arranging for shipments of freight or managing customs and distribution activities for its customers’ shipments and performing accounting functions. The Company’s teams worked to maintain its business operations and minimize the impact on its employees, customers and operating partners, including regulatory agencies. The Company continues to navigate the residual effects and incorporate learnings from the cyber-attack.

For the nine-month period ended September 30, 2022, the Company has incurred, as a result of its inability to timely process and move shipments through ports during the downtime, approximately $55 million in incremental demurrage charges where the Company has direct liability for this obligation. These costs are recorded in customs brokerage and other services expenses. During the three months ended September 30, 2022, the Company revised earlier estimates of these costs downward by $7 million. The Company is seeking recovery of the incremental demurrage charges it has incurred from service providers and ports. Any recoveries would be recorded in the period that they are realized.

Additionally, principally in the first quarter, the Company incurred investigation, recovery, and remediation expenses, including costs to recover its operational and accounting systems and to enhance cybersecurity protections. These costs are primarily comprised of various consulting services including cybersecurity experts, outside legal advisors, and other IT professional expenses. The Company also recorded estimated liabilities for potential shipment-related claims. For the nine-month period ended September 30, 2022, the total amount recorded for these items were approximately $15 million and is recorded in other operating expenses. During the three months ended September 30, 2022, the Company revised earlier estimates of these costs downward by $11 million. The Company does not expect to incur significant capital expenditures as a result of the cyber-attack.

The Company may incur additional expenses which could include third-party expenses, increased information services costs, or indemnities to customers. When the Company’s operating systems were down, many customers worked with other providers to meet their logistics needs, resulting in lower shipment volumes in the first quarter and to a lesser extent in the second quarter for which the financial impact on revenues and operating income cannot be quantified. Such costs and the ongoing impacts from the downtime caused by the cyber-attack are not expected to have further material adverse impact on the Company’s business. The Company is unable to estimate the ultimate direct and indirect financial impacts of this cyber-attack.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements Under Private Securities Litigation Reform Act Of 1995; Certain Cautionary Statements

Certain portions of this report on Form 10-Q including the sections entitled "Overview," "Highlights from Third Quarter 2022," "Industry Trends, Trade Conditions and Competition," "Seasonality," "Critical Accounting Estimates," "Results of Operations," "Income tax expense," "Currency and Other Risk Factors" and "Liquidity and Capital Resources" contain forward-looking statements. Words such as "will likely result," "expects", "are expected to," "would expect," "would not expect," "will continue," "is anticipated," "estimate," "project," "plan," "believe," "probable," "reasonably possible," "may," "could," "should," "intends," "foreseeable future" or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, signs of a slowing economy and drop in demand, the uneven lifting of the Novel Coronavirus (COVID-19) pandemic restrictions around the world, current supply chain and transportation disruptions and other characterizations of future events or circumstances are forward-looking statements. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements.  Attention should be given to the risk factors identified and discussed in Part I, Item 1A in the Company’s annual report on Form 10-K filed on March 15, 2022 and in Part II, Item 1A in this report. Management believes that these forward-looking statements are reasonable as of this filing date and we do not assume any obligations to update these statements except as required by law.

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

Highlights from Third Quarter 2022

In the first quarter of 2022, our company was the subject of a targeted cyber-attack which resulted in having to shut down most of our connectivity, operating and accounting systems globally to manage the safety of our entire global systems environment. We had limited ability to conduct operations for a period of approximately three weeks, including but not limited to arranging for shipments of freight or managing customs and distribution activities for our customers’ shipments. While we continued to navigate residual effects and incorporate learnings from the cyber-attack, our core systems were utilized to deliver our services throughout the second and third quarter. Beyond the loss of revenue and additional expenses incurred in the first half of the year, we do not expect to have further material adverse impact on the Company’s business.

In the third quarter of 2022, the COVID-19 pandemic, including the effect of ongoing quarantine requirements in China and resulting disruptions on supply chains, continued to affect our business operations and financial results. Although we believe these disruptive conditions have diminished, we expect them to continue to some degree at least through 2022.

The significant impacts are discussed within “Results of Operations” and the financial highlights below.

•	Volumes transacted in most services were down due to softening customer demand from a slowdown in the global economy and retail customers’ inventory build-up earlier in the year.
•

Average buy and sell rates, while still higher than historical levels and higher than the third quarter of 2021, have continued declining as imbalances between available capacity for transportation and demand and major port congestion have eased.

•

As a result of volume and rate trends above, airfreight revenues and expenses were down compared to prior year and previous quarters in 2022, while the year-over-year growth in ocean freight and customs brokerage and other services significantly slowed in the third quarter of 2022 compared to previous quarters.

•

Continuing shortages in equipment, labor and warehousing space at destinations and disruptions from COVID-19 precautionary measures, in addition to higher inflation and fuel prices, resulted in ongoing pressure on pricing of services at origin and destination.

•	Net earnings to shareholders increased 15%, operating cash flows were $670 million and we returned $469 million to shareholders in common stock repurchases.

Industry Trends, Trade Conditions and Competition

We operate in over 60 countries in the competitive global logistics industry, and our activities are closely tied to the global economy. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, laws and policies relating to tariffs, trade restrictions, foreign investment, and taxation. Periodically, governments consider a variety of changes to tariffs and impose trade restrictions and accords. Currently, the United States and China have increased concerns affecting certain imports and exports and have implemented additional tariffs.  We cannot predict the outcome of changes in tariffs, interpretations, trade restrictions and accords and the effects they will have on our business. As governments implement restrictions on imports and exports, manufacturers may change sourcing patterns to the extent possible and, over time, may shift manufacturing to other countries. Doing business in foreign locations also subjects us to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies and inter-governmental disputes concerning international trade, our business may also be negatively affected by political developments and changes in government personnel or policies in the United States and other countries, as well as economic turbulence, political unrest and security concerns in the nations and on the trade shipping lanes in which we conduct business and the future impact that these events may have on international trade, oil prices and security costs. We do not have employees, assets, or operations in Russia or Ukraine. Any shipment activity is conducted with independent agents in those countries and is inconsequential to the Company.

Our ability to provide services to our customers is highly dependent on good working relationships with a variety of entities, including airlines, ocean carrier lines and ground transportation providers, as well as governmental agencies. We select and engage with best-in-class, compliance-focused, efficiently run, growth-oriented partners, based upon defined value elements and are intentional in our relationship and performance management activity, reinforcing success by awarding service providers who consistently achieve at the highest levels with additional business. We consider our current working relationships with these entities to be satisfactory. However, changes in the financial stability and operating capabilities and capacity of asset-based carriers, capacity allotments available from carriers, governmental regulation or deregulation efforts, modernization of the regulations governing customs brokerage, and/or changes in governmental restrictions, quota restrictions or trade accords could affect our business in unpredictable ways. Many air carriers are recovering from significant cash flow challenges and record operating losses incurred in 2020 and 2021 as a result of travel restrictions resulting in cancellation of flights. Uncertainty over recovery of demand for trans-pacific passenger air travel, in particular business travel, compared to pre-pandemic levels may impact air carriers’ operations and financial stability long term. When the market experiences seasonal peaks or any sort of disruption, the carriers often increase their pricing suddenly. This carrier behavior creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.

The global economic and trade environments remain uncertain, including the ongoing impacts of the pandemic, higher inflation and oil prices and the conflict in Ukraine. Starting in the second quarter and continuing in the third quarter, we saw a slowdown in the global economy and a softening of customer demand resulting in declines in average buy and sell rates compared to the previous quarter. Until supply chain congestion, labor, truck, rail and equipment shortages and COVID 19-related restrictions fully subside, we expect a continued high level of volatility in average buy and sell rates. We also expect that pricing volatility will continue as carriers adapt to lower demand, changing fuel prices and react to governmental trade policies and other regulations. Additionally, we cannot predict the direct or indirect impact that further changes in and purchasing behavior, such as online shopping, could have on our business. In response to governments implementing higher tariffs on imports, as well as responses to the pandemic’s disruptions, some customers have begun shifting manufacturing to other countries which could negatively impact us.

Seasonality

Historically, our operating results have been subject to seasonal demand trends with the first quarter being the weakest and the third and fourth quarters being the strongest; however, there is no assurance that this seasonal trend will occur in the future or to what degree it will continue to be impacted in 2022 by the downtime caused by the cyber-attack, impacts of a slowing economy and the continued effects of the pandemic. This historical pattern has been the result of, or influenced by, numerous factors, including weather patterns, national holidays, consumer demand, new product launches, just-in-time inventory models, economic conditions, pandemics, governmental policies and inter-governmental disputes and a myriad of other similar and subtle forces. In addition, this historical quarterly trend has been influenced by the growth and diversification of our international network and service offerings.

A significant portion of our revenues is derived from customers in the retail and technology industries whose shipping patterns are tied closely to consumer demand, and from customers in industries whose shipping patterns are dependent upon just-in-time production schedules. Therefore, the timing of our revenues is, to a large degree, impacted by factors out of our control, such as a sudden change in consumer demand for retail goods, changes in trade tariffs, product launches, disruptions in supply-chains and/or manufacturing production delays. Additionally, many customers ship a significant portion of their goods at or near the end of a quarter and, therefore, we may not learn of a shortfall in revenues until late in a quarter.

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

Results of Operations

The following table shows the revenues, the directly related cost of transportation and other expenses for our principal services and our overhead expenses for the three and nine months ended September 30, 2022 and 2021, including the respective percentage changes comparing 2022 and 2021.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2022	2021	Percentage change	2022	2021	Percentage change
Airfreight services:
Revenues	$1,480,955	$1,628,115	(9)%	$4,682,076	$4,477,599	5%
Expenses	1,104,812	1,244,381	(11)	3,459,861	3,335,253	4
Ocean freight services and ocean services:
Revenues	1,684,579	1,598,597	5	5,420,471	3,651,059	48
Expenses	1,343,355	1,254,334	7	4,345,963	2,859,020	52
Customs brokerage and other services:
Revenues	1,196,612	1,092,549	10	3,527,209	2,998,516	18
Expenses	746,106	686,775	9	2,345,508	1,837,134	28
Overhead expenses:
Salaries and related costs	499,341	519,611	(4)	1,546,503	1,452,902	6
Other	141,609	124,523	14	437,256	357,068	22
Total overhead expenses	640,950	644,134	—	1,983,759	1,809,970	10
Operating income	526,923	489,637	8	1,494,665	1,285,797	16
Other income, net	7,933	3,195	148	20,178	12,978	55
Earnings before income taxes	534,856	492,832	9	1,514,843	1,298,775	17
Income tax expense	120,694	132,922	(9)	368,975	333,941	10
Net earnings	414,162	359,910	15	1,145,868	964,834	19
Less net (losses) earnings attributable to the noncontrolling interest	(47)	842	(106)	7,745	2,174	256
Net earnings attributable to shareholders	$414,209	$359,068	15%	$1,138,123	$962,660	18%

Airfreight services:

In the third quarter of 2022, demand for airfreight services continued to soften but remained high relative to available capacity compared to pre-pandemic levels, which resulted in sustained high average buy and sell rates. Continued restrictions from the pandemic, such as ongoing quarantine requirements in China, have resulted in airlines not increasing passenger flight schedules to pre-pandemic levels, which limited available belly space for cargo. Additionally, capacity was further limited due to the conflict in Ukraine and the related route restrictions in Asia and Europe lanes and sanctions on Russian carriers. In order to execute and meet the transportation needs of our customers, we continued to purchase capacity in advance and on the spot market. Volumes were lower in 2022 as a result of softening demand and compared to strong volumes in the same period in 2021 from customers converting to air shipments due to ocean port congestion.

Airfreight services revenues and expenses decreased 9% and 11%, respectively, during the three months ended September 30, 2022, as compared with the same period in 2021, due to a 13% decrease in tonnage partially offset by 4% and 2% increases in average sell and buy rates, respectively. Tonnage decreased in almost all regions due to softening demand from slowing economies, with the largest decreases coming from exports out of North Asia. Compared to the same quarter in 2021, average sell rates increased as a result of increased buy rates due to imbalances in available capacity relative to demand and increased fuel costs.

Airfreight services revenues and expenses increased 5% and 4%, respectively, during the nine months ended September 30, 2022, as compared with the same period in 2021, due to 25% and 23% increases in average sell and buy rates, respectively, partially offset by a 16% decrease in tonnage. Average sell rates increased as a result of increased buy rates due to imbalances in available capacity relative to demand and increased fuel costs. Average sell and buy rates increased in all regions with most significant increases on exports out of North Asia and South Asia. Tonnage decreased due to COVID-19 related lockdowns in China, softening demand and downtime caused by the cyber-attack with the largest decreases coming from exports out of North Asia and South Asia. Though we continued to process air shipments on a limited basis during the downtime caused by the cyber-attack, our volumes were negatively affected. Subsequent to the downtime in March, our volumes began to recover as customers gradually returned but were negatively affected through the second quarter.

These conditions including the impact of rising jet fuel costs create a high degree of volatility in average buy rates and sell rates and are expected to continue at least through the end of 2022. Furthermore, transpacific passenger flights are not expected to return to pre-pandemic levels and further disruptions in the ocean market may continue to impact demand for airfreight. The continued high average buy and sell rates have significantly contributed to the growth in our revenues, expenses and operating income compared to 2021. These unprecedented operating conditions in 2021 and in the first half of 2022 are not expected to be sustained long-term. Buy rates and sell rates have been declining since the second quarter of 2022. Should customer demand decrease further and rates return to pre-pandemic levels, it will result in a significant decrease in our revenues, expenses and operating income. We are unable to predict how these uncertainties and any future disruptions will affect our future operations or financial results.

Ocean freight and ocean services:

Ocean freight consolidation, direct ocean forwarding, and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues increased 5% and 48%, respectively, while expenses increased 7% and 52%, respectively for the three and nine months ended September 30, 2022 as compared with the same periods in 2021. The largest component of our ocean freight and ocean services revenue is derived from ocean freight consolidation, which represented 86% and 80% of ocean freight and ocean services revenue for the nine months ended September 30, 2022 and 2021, respectively.

Ocean freight consolidation revenues and expenses increased 8% and 9%, respectively, for the three months ended September 30, 2022, as compared with the same period in 2021, primarily due to 20% and 21% increases in average sell and buy rates, respectively, partially offset by a 10% decrease in containers shipped. Ocean freight consolidation revenues and expenses increased 60% and 61%, respectively, for the nine months ended September 30, 2022 as compared with the same period in 2021, primarily due to a 74% increase in both average sell and buy rates, partially offset by an 8% decrease in containers shipped. Rising fuel prices, congestion at ports due to labor, truck and equipment shortages and disrupted sailing schedules resulted in continued high average buy rates in 2022. While the ability to secure necessary capacity from ocean carriers and major port congestions have eased, availability of labor and equipment at ports and rail heads remains challenging in certain locations.

Containers shipped were lower in all regions, most significantly in North Asia as a result of COVID-19 related lockdowns in China.  A slowdown in international trade and a buildup of retail inventories in the United States resulted in softening demand which negatively affected containers shipped compared to historically high volumes in the three and nine months ended September 30, 2021. Europe and Middle East ocean freight and ocean services revenues increased 26% and 47%, respectively, while directly related expenses increased 32% and 54%, respectively, for the three months ended September 30, 2022 primarily due to higher average sell rates and buy rates. North Asia and South Asia ocean freight and ocean services revenues increased 40% and 62%, respectively, while directly related expenses increased 42% and 66%, respectively, for the nine months ended September 30, 2022 primarily due to higher average sell rates and buy rates.

Direct ocean freight forwarding revenues increased 10% and 7%, respectively, while expenses increased 11% and 9%, respectively, for the three and nine months ended September 30, 2022 principally due to increased ancillary services provided at higher rates. Order management revenues decreased 23% and 5%, respectively, while expenses decreased 27% and 2%, respectively, for the three and nine months ended September 30, 2022, mainly due to lower volumes from retail customers, including those that advanced holiday related shipments to the first half of the year, and the impact of downtime and lost customers caused by the cyber-attack. Our ability to provide order management services in the first quarter of 2022 was significantly affected by limited system connectivity during the downtime caused by the cyber-attack.

Although global economic conditions are slowing and sell and buy rates have been declining since the second quarter of 2022, we expect ocean carriers to continue to manage available capacity. Until supply-chain congestion, labor, rail, truck and equipment shortages and COVID 19-related restrictions fully subside, we expect a high level of volatility in average buy and sell rates. We also expect that pricing volatility will continue as carriers adapt to increases in fuel prices and customers react to governmental trade policies and other regulations. The high average buy and sell rates have significantly contributed to the growth in our revenues and expenses in the nine months ended September 30, 2022. Should customer demand or rates further decrease from these levels, or if we are unable to secure sufficient capacity from carriers, it will result in a significant decrease in our revenues, expenses and operating income.

Customs brokerage and other services:

Customs brokerage and other services revenues increased 10% and 18%, respectively, and expenses increased 9% and 28%, for the three and nine months ended September 30, 2022, respectively, as compared with the same periods in 2021, primarily due to higher charges on import services due to supply chain congestion and costs related to the downtime caused by the cyber-attack. Revenues and expenses for import services increased significantly due to high drayage, storage, delivery, demurrage, and detention costs incurred at destinations caused by supply chains congestion, shortages in warehousing space and delays in retrieving and delivering cargo and were partially offset by a decrease in revenue from customs clearance due to fewer shipments. Additionally, as a result of our inability to timely process and move shipments through ports during the cyber-attack downtime, we directly incurred approximately $55 million in incremental demurrage charges for the nine months ended September 30, 2022. Road freight, warehousing and distribution services also grew due to higher volumes and higher trucking, storage and labor costs. While customers continue to value our brokerage services due to changing tariffs and increasing complexity in the declaration process, some customers opt to using multiple customs brokerage service providers to reduce their risk. Customers continue to seek knowledgeable customs brokers with sophisticated computerized capabilities critical to an overall logistics management program that are necessary to rapidly respond to changes in the regulatory and security environment. Additionally, as supply-chains congestion subsides and international trade slows, volumes shipped and pricing could be negatively affected resulting in lower revenues and expenses.

North America revenues increased 13% and 25%, respectively, and directly related expenses increased 13% and 39% for the three and nine months ended September 30, 2022, respectively, as compared with the same periods in 2021, primarily as a result of higher charges on import services due to port congestion. Additionally, $51 million in demurrage charges related to the downtime caused by the cyber-attack also contributed to the increase in expenses for the nine months ended September 30, 2022.

Overhead expenses:

Salaries and related costs increased 6% for the nine months ended September 30, 2022 as compared with the same period in 2021, principally due to increases in commissions and bonuses earned from higher revenues and operating income and a 6% increase in headcount during the same period to support increased complexity and disruptions in global supply chains. During the three months ended September 30, 2022 salaries and related costs decreased 4% due to decreases in bonus expense offset by a 6% increase in headcount during the same period.

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

Our management compensation programs have always been incentive-based and performance driven. Total bonuses to field and executive management for the nine months ended September 30, 2022 were up 4% when compared to the same period in 2021, due to an increase in operating income offset by unused bonus allocations and reductions in bonuses awarded to senior management.

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

Other overhead expenses increased 14% and 22% for the three and nine months ended September 30, 2022, respectively, as compared with the same period in 2021. We incurred $15 million of incremental costs in relation with the cyber-attack in the nine months ended September 30, 2022. These costs comprised of various consulting services including cybersecurity experts, outside legal advisors, and other IT professional expenses; and estimated liabilities for potential shipment-related claims. The remaining increases in other overhead expenses are the result of certain operational expenses, renting additional space, bad debt, higher claims and technology and consulting related costs to support our operations. During the three months ended September 30, 2022, the Company revised earlier estimates of incremental cyber-attack costs downward by $11 million. We expect to continue to enhance the effectiveness and security of our systems and deploy additional protection technologies and processes which will result in increased expenses in the future. We will also continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to explore new areas for profitable growth.

Income tax expense:

Our consolidated effective income tax rate was 22.6% and 24.4% for the three and nine months ended September 30, 2022, as compared to 27.0% and 25.7%, respectively, for the same periods in 2021. Both periods in 2022 benefited from U.S. income tax deductions for FDII. For the three and nine months ended September 30, 2022 and 2021, there was no BEAT expense and GILTI expense was insignificant. Some elements of the recorded impacts of the 2017 Tax Act could be impacted by further legislative action as well as additional interpretations and guidance issued by the U.S. Internal Revenue Service and Department of Treasury.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates transacting in a multitude of currencies other than the U.S. dollar. That exposes us to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or have agency relationships have strict currency control regulations that influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three and nine months ended September 30, 2022 and 2021 was insignificant. We had no foreign currency derivatives outstanding at September 30, 2022 and December 31, 2021. For the three months ended September 30, 2022, net foreign currency gains were approximately $9 million compared to less than $1 million in the same period in 2021. During the nine months ended September 30, 2022, net foreign currency gains were approximately $17 million compared to net foreign currency losses of approximately $1 million in the same period in 2021.

Historically, our business has not been adversely affected by inflation. However, starting in 2021, most countries including the United States experienced higher inflation than in recent years. In 2021 and continuing into 2022, our business has experienced rising labor costs, significant service provider rate increases, higher rent and occupancy and other expenses. Due to the high degree of competition in the marketplace we may not be able to increase our prices to our customers to offset this inflationary pressure, which could lead to an erosion in our margins and operating income in the future. Conversely, raising our prices to keep pace with inflationary pressure may result in a decrease in customer demand. As we are not required to purchase or maintain extensive property and equipment and have not otherwise incurred substantial interest rate-sensitive indebtedness, we currently have limited direct exposure to increased costs resulting from increases in interest rates.

There is uncertainty as to how new regulatory requirements and increases in oil prices are expected to continue to impact future buy rates. Because fuel is an integral part of carriers' costs and impacts both our buy rates and sell rates, we would expect our revenues and costs to be impacted as carriers adjust rates for the effect of changing fuel prices. To the extent that future fuel prices increase and we are unable to pass through the increase to our customers, fuel price increases could adversely affect our operating income.

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three and nine months ended September 30, 2022 was $670 million and $1,643 million, respectively, as compared with $177 million and $563 million for the same periods in 2021. The increase of $493 million for the three months ended September 30, 2022, was primarily due to collection of accounts receivable and higher net earnings. At September 30, 2022, working capital was $2,881 million, including cash and cash equivalents of $2,155 million. Other than our recorded lease liabilities, we had no long-term obligations or debt at September 30, 2022.

Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future meeting any contingent liabilities related to standby letters of credit and other obligations.

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

Cash used in investing activities for the three and nine months ended September 30, 2022 was $17 million and $69 million as compared with $10 million and $25 million for the same periods in 2021, respectively, primarily for capital expenditures. Capital expenditures in the three and nine months ended September 30, 2022 were primarily related to continuing investments in building and leasehold improvements and technology and facilities equipment. In the first quarter of 2022 we spent $3 million on capital expenditures for technology equipment and software in relation with the remediation effort for the cyber-attack. Total anticipated capital expenditures in 2022 are currently estimated to be $80 million.

Cash used in financing activities during the three and nine months ended September 30, 2022 was $429 million and $1,048 million as compared with cash used in financing activities of $14 million and $233 million for the same periods in 2021. We use the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to reduce, or limit the growth of outstanding shares. During the three and nine months ended September 30, 2022, we used cash to repurchase 4.5 million and 9.5 million shares of common stock, respectively, compared to 0.6 million and 2.0 million, respectively, during the same periods in 2021.

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

We maintain international unsecured bank lines of credit for short-term working capital purposes. A few of these credit lines are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks issuing the credit line. At September 30, 2022, borrowings under these credit lines were $31 million and we were contingently liable for $70 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

We have lease arrangements primarily for office and warehouse space in all districts where we conduct business. At of September 30 2022, we had fixed lease payment obligations of $563 million, with $107 million payable within 12 months.

We typically enter into unconditional purchase obligations with asset-based providers (generally short-term in nature) reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. We only enter into agreements that management believes we can fulfill. In the regular course of business, we also enter into agreements with service providers to maintain or operate equipment, facilities or software that can be longer than one year. We also regularly have contractual obligations for specific projects related to improvements of our owned or leased facilities and information technology infrastructure. Purchase obligations outstanding as of September 30, 2022 totaled $336 million.

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At September 30, 2022, cash and cash equivalent balances of $904 million were held by our non-United States subsidiaries, of which $24 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the nine months ended September 30, 2022, would have had the effect of raising operating income by approximately $112 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $92 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the three and nine months ended September 30, 2022 and 2021 was insignificant. For the three months ended September 30, 2022, net foreign currency gains were approximately $9 million compared to less than $1 million during the same period in 2021. During the nine months ended September 30, 2022, net foreign currency gains were approximately $17 million compared to foreign currency losses of approximately $1 million during the same period in 2021. We had no foreign currency derivatives outstanding at September 30, 2022 and December 31, 2021. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of September 30, 2022, we had approximately $175 million of net unsettled intercompany transactions. In the regular course of business, the majority of intercompany billings are resolved within 30 days.

Interest Rate Risk

At September 30, 2022, we had cash and cash equivalents of $2,155 million of which $985 million was invested at various short-term market interest rates. Other than our recorded lease liabilities, we had no long-term obligations or debt at September 30, 2022. A hypothetical change in the interest rate of 10 basis points at September 30, 2022 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the third quarter of 2022.

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

With respect to the cyber-attack that is discussed in Note 9 to the condensed consolidated financial statements in this report, starting on February 20, 2022, we shut down most of our operating systems globally, including our accounting information systems, to manage the safety of our entire global systems environment. We engaged third-party cybersecurity experts to investigate and assist in the remediation. Our Board of Directors was regularly apprised of, and directors with experience in cybersecurity participated in, the critical investigation and remediation activities. Subsequently, we restored and strengthened the security of our systems and networks and enhanced the continuous monitoring of the entire information security environment. Additionally, we have continued to implement various improvements to our network and processes to mitigate the risk of recurrence and severity of such incidents in the future.

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

We are developing a new accounting system, which is being implemented on a worldwide basis over the next several years. This system is expected to improve the efficiency of certain financial and transactional processes and reporting. This transition affects the processes that constitute our internal control over financial reporting and requires testing for operating effectiveness. As a result of the pandemic, many of our employees may work remotely on a temporary basis, as necessary due to local conditions and are able to do so within our established internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Expeditors is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on our operations, cash flows or financial position. As of September 30, 2022, the amounts accrued for these claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters including potential claims resulting from the downtime caused by the cyber-attack in February 2022, see further information in Note 9 in the condensed consolidated financial statements in this report.

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

The global economy entered a recession as a result of the pandemic, which initially affected trade and negatively affected demand for our services for a period of time, before rebounding in 2021. Current and future unfavorable economic conditions, high inflation and increasing geopolitical risks, such as the conflict in Ukraine, could result in lower freight volumes and adversely affect Expeditors' revenues, operating results and cash flows. These conditions, should they occur for an extended period of time, could adversely affect our customers and service providers. Should our customers’ ability to pay deteriorate, additional credit losses may be incurred.

COVID-19 significantly impacted worldwide economic conditions and global trade and may continue to have a disruptive effect on our operations, and the operations of our service providers and our customers, which may further impact our business.

COVID-19 was declared as a global health emergency and later declared as a global pandemic by the World Health Organization. As a result, throughout 2020 and 2021 and continuing into 2022, governments have implemented travel restrictions, mandated lockdowns and other precautionary measures that resulted in significant business and supply chain disruptions and has had direct impacts on international trade. This crisis has largely abated but is expected to continue affecting our business in many aspects. Governments have designated our operations as essential business and we activated our business continuity plan to be able to conduct operations. Our facilities and employees in most parts of the world have returned to normal working conditions. Certain pandemic related constraints continue to impact operations including reduced flight schedules from pre-pandemic levels and new regulations, which limited available belly space for cargo, congestion at ports and railheads resulting from labor and equipment shortages and insufficient warehousing space at destinations. While we believe these constraints are not long-term in nature, they can temporarily impact our ability to move increased air and ocean volumes in these capacity-constrained regions. These freight market conditions have created and continue to create pricing volatility that challenges Expeditors’ ability to maintain historical unitary profitability. Many of our customers are experiencing disruptions in their revenues and cash flows and have incurred higher operating expenses as a result of supply chain cost increases and other inflationary pressures. This has caused some customers to renegotiate contractual terms, increasing our accounts receivable collection and extended liability risks. Such conditions could result in the loss of business and additional credit losses in the future if our customers’ ability to pay deteriorates. Although we are monitoring the situation, we cannot predict for how long, or the ultimate extent to which the pandemic and related precautionary measures may disrupt our operations. Any significant disruption resulting from this on a large scale or over an extended period of time would negatively affect our business and our financial results. Throughout 2021 and into 2022, transportation rates rose to historically high levels. We believe that as Covid-19 disruptions recede, and passenger air travel rebounds, supply chain congestion will continue to improve. This will result in additional transportation capacity becoming available. Rates will likely continue to decline as this occurs. On a limited basis, we have entered in to fixed-rate buy agreements to secure space in the air and ocean markets. Future declines of sell rates will negatively affect our operating income and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
July 1-31, 2022	-	-	-	13,595
August 1-31, 2022	2,158	105.03	2,158	11,484
September 1-30, 2022	2,371	102.23	2,371	9,128
Total	4,529	$103.56	4,529	9,128

In November 2001, Expeditors' Board of Directors authorized a Discretionary Stock Repurchase Plan for the purpose of repurchasing our common stock in the open market to reduce the issued and outstanding stock down to 200 million shares. Subsequently, the Board of Directors has from time to time increased the amount of our common stock that may be repurchased. The Board of Directors last authorized repurchases from 160 million shares of common stock down to 150 million shares of common stock on May 2, 2022. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	Not applicable.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

November 8, 2022	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

November 8, 2022	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer