Form 10-K
period 2022-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2023-03-01
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, based upon the closing price as of the last business day of the most recently completed second fiscal quarter ended June 30, 2022, was approximately $15,790,525,926.

At February 24, 2023, the number of shares outstanding of registrant’s Common Stock was 154,398,044.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s Annual Meeting of Shareholders to be held on May 2, 2023 are incorporated by reference into Part III of this Form 10-K.

Auditor Firm ID: 185 Auditor Name: KPMG, LLP Auditor Location: Seattle, WA, USA

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2022

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

3.

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

Customs Brokerage and Other Services: Expeditors offers a range of custom solutions, including:

Customs Brokerage and Import Services: Expeditors helps customers clear shipments through customs by preparing and filing required documentation, calculating, and providing for payment of duties and other taxes on behalf of the customer as well as arranging for any required inspections by governmental agencies, and import services such as arranging for local pick up, storage and delivery at destinations. Such services can include screening commercial documentation for assessed value, country of origin, application of special trade programs, and classification. Our target market is primarily comprised of customers looking to reduce the number of customs brokers used, those looking to improve compliance and reporting, and those seeking opportunities to participate in special trade programs globally.

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

Supply Chain Disruptions and Ongoing COVID-19 Impact on our Business

In 2022, the COVID-19 pandemic, including the effect of ongoing quarantine requirements in China and resulting disruptions on supply chains continued to affect our business operations and financial results in particular in the first half of 2022. As experienced in the fourth quarter of 2022, these unprecedented operating conditions dissipated as supply chains operations normalized.

Cyber-Attack Impact on our Business

In February 2022, we determined that our Company was the subject of a targeted cyber-attack which resulted in having to shut down most of our connectivity, operating and accounting systems globally to manage the safety of our entire global systems environment, and we initiated our cybersecurity incident response plan. We had limited ability to conduct operations for a period of approximately three weeks, including but not limited to arranging for shipments of freight or managing customs and distribution activities for our customers’ shipments. While we continued to navigate through the residual effects and incorporate learnings from the cyber-attack, our core systems were utilized to deliver our services from the second quarter and on. We do not expect to have further material adverse impact on the Company’s business from this cyber-attack.

4.

Revenues

The following chart shows our 2022 revenues by service type:

The Expeditors Network

Expeditors has approximately 20,000 employees and provides a complete range of global logistics services to a diversified group of customers that vary in size, industry and geographic location. As opportunities for profitable growth arise, we will continue to open new offices where it makes sense to support existing global customers and serve new local markets. As a knowledge-based global provider of logistics services, we have often concluded over the course of our history that it is better to grow organically rather than by acquisition. When we have made acquisitions, it has generally been to obtain technology, increase geographic coverage by acquiring or establishing joint ventures with agents or others within the industry, or gain specialized industry expertise that could be leveraged to benefit our entire network.

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

5.

At Expeditors, we create our strategy and develop our global products, processes, technology and compliance programs at the corporate level, in order to drive consistency across all levels of the organization. Global consistency and compliance are fundamental to preserving our culture and network of people, processes, technology and locations. We leverage regional and local expertise by staffing our districts principally with local managers and personnel who are from the regions in which they operate and who often have extensive experience in logistics, coupled with a deep understanding of their local market. District offices are responsible for selling and executing Expeditors' products and services directly to customers and are involved in the selection of logistics service providers. Defining our strategy at a global level while executing it at the regional and local levels with customized supply chain solutions enables us to drive consistency and efficiency for our network and customers. We believe that focus on hiring and developing a diverse and talented workforce with an emphasis on exceptional customer service, along with our incentive-based compensation program, enables us to achieve superior financial results and provide for ongoing career advancement opportunities.

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

Expeditors’ strategic plan is to achieve long-term, sustainable and profitable growth by focusing on the right markets and, within each market, on the right customers that lead to profitable business growth through the aggressive marketing of our service offerings. Innovative solutions, integrated platforms and data quality are vital to achieving a competitive advantage. Our teams are aligned on the specific markets of these focused priorities; on the targeted accounts within those markets; and on ways that we can continue to differentiate ourselves from our competitors. In 2022, we completed a review of our key strategic initiatives, which include:

1.
Ensuring that base-line strategies for air, ocean and customs services for every district office and region lead to growth at the relevant market rates, profits and volumes by services.
2.
Growing our business services into and out of Europe, with particular focus on certain defined markets beyond our base-line growth expectations.
3.
Growing our customs brokerage offering throughout Asia by leveraging our strength and expertise in customs brokerage services and developing critical talent, processes and tools.

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

Expeditors' Services in Detail

The following describes in more detail the operations of each of Expeditors’ services:

Airfreight Services

Airfreight services accounted for approximately 35% and 41% of Expeditors' total revenues in 2022 and 2021, respectively. When performing airfreight services, we typically act either as a freight consolidator or as an agent for the airline that carries the shipment. When acting as a freight consolidator, we purchase cargo capacity from airlines on a volume basis and resell that space to our customers at lower rates than they could obtain directly from airlines on an individual shipment. We then issue a House Airway Bill (HAWB) to our customers as the contract of carriage and separately, we receive a Master Airway Bill from the airline when the freight is physically tendered. When moving shipments between points where the nature or volume of business does not facilitate consolidation, we receive and forward individual shipments as the agent of the airline that carries the shipment. Whether acting as a consolidator or agent, we offer our customers expertise for optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with securing capacity during periods of high demand.

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

We estimate that our average airfreight consolidation weighs approximately 3,900 pounds and that a typical consolidation includes merchandise from several shippers. Because shipment by air is relatively expensive compared with ocean transportation, air shipments are generally characterized by a high value-to-weight ratio, the need for rapid delivery, or both.

7.

At the origin, Expeditors typically delivers shipments from one of our warehouses to the airline after consolidating the freight into containers or onto pallets. Normally that shipment will then arrive at the destination distribution point within 48 hours from the point of origin. During periods of high demand, available cargo capacity from the scheduled air carriers can be limited and backlogs of freight shipments may occur. When these conditions exist, we may charter aircraft to meet customer demand. In the first half of 2022, as a result of limited availability in passenger aircraft capacity, we utilized chartered aircraft along with commercial capacity. As air travel began to recover in 2022, along with lower demand for air cargo services, we reduced charter activity and anticipate low charter volumes in 2023.

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

Many passenger air carriers continue to recover from significant cash flow challenges and record operating losses incurred in 2020 and 2021. Uncertainty over recovery of demand for transpacific passenger air travel compared to pre-pandemic levels and uncertainty related to jet fuel cost may impact air carriers’ operations and financial stability long term. This environment requires that we be selective in determining which carriers to utilize. Carriers' financial results will continue to drive their asset acquisition and deployment strategies, which will impact airfreight pricing and capacity. Most of Expeditors' customers are focused on improving supply-chain efficiency, reducing overall logistics costs by negotiating lower rates and utilizing ocean freight whenever possible. We expect these trends to continue in conjunction with carriers' efforts to manage available capacity and the evolution of consumer purchasing behavior, such as online shopping. Changes in available capacity, periods of high or low demand, or other market disruptions has impacted and could continue to impact our buy and sell rates and challenge our ability to maintain historical unitary profitability.

Ocean Freight and Ocean Services

Ocean freight services accounted for approximately 38% and 34% of Expeditors' total revenues in 2022 and 2021, respectively. We operate Expeditors International Ocean, Inc. (EIO), an Ocean Transportation Intermediary, sometimes referred to as a Non-Vessel Operating Common Carrier (NVOCC), which specializes in ocean freight services in most major trade lanes in the world. EIO also provides service, on a smaller scale, to and from any location where we have an office or an agent. Ocean freight services are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management.

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

8.

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

Prior to 2021, many ocean carriers incurred substantial operating losses, and are still highly leveraged with debt. Multiple carrier acquisitions and alliances have occurred, and certain carriers are entering into onshore services as they pursue scale and additional market share in an effort to improve profitability. Ocean carriers have improved their management of capacity relative to demand in recent years. Demand for ocean transportation increased sharply in the second half of 2020 and remained strong through the first half of 2022, resulting in severe port congestion and supply chain disruptions, in particular on transpacific and Asia-to-Europe trade lanes. This created operational challenges for carriers including their ability to maintain sailing schedules. Imbalances between available capacity and demand for transportation and port congestion started to ease in the second quarter of 2022. Carriers also face changes in regulatory requirements such as requiring reductions in the sulfur in marine fuel, which are increasing their operating and capital costs. Consequently, when the market goes through seasonal peaks or any sort of disruption and demand exceeds supply, the carriers react by increasing their pricing as quickly as possible to offset their previous losses. This carrier behavior, along with fluctuations in demand, creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.

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

Customs Brokerage and Other Services

Customs brokerage and other services accounted for approximately 27% and 25% of Expeditors' total revenues in 2022 and 2021, respectively. As a customs broker, we assist our customers in clearing shipments through customs by preparing and filing required information and documentation, calculating and providing for payment of duties and other taxes on behalf of the customer, arranging required inspections by governmental agencies, and providing import services such as pick up, storage and delivery services at destinations. We provide customs brokerage services in conjunction with transportation services or independently. Expeditors supports regulatory compliance and visibility to the supply chain through process and system controls, technology, and licensed and trained professional oversight. We offer a customized, solutions-based approach to our customers, based on the complexity of their business. Our pricing reflects this complexity and scope, in addition to the number of declarations filed.

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
•
Training, development and engagement programs that ensure that our employees understand and remain connected to Expeditors culture and strategic initiatives;
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

10.

Since our business is service based, we believe that employee retention remains critical to our long-term success. We evaluate our ability to engage and retain employees by monitoring turnover rates, percentage of positions filled internally, and by regularly conducting employee satisfaction surveys to identify opportunities where we can improve.

Geographically diverse workforce

At December 31, 2022, Expeditors employed approximately 20,000 people, of which approximately 13,000 were employed in international locations. We believe that focus on hiring and developing a diverse and talented workforce coupled with our incentive-based compensation program, enables us to provide exceptional service and superior financial results. We need to leverage regional and local expertise by staffing our districts principally with local managers and personnel who are from the regions in which they operate and who have extensive experience in logistics, coupled with a deep understanding of their local market. This results in a highly talented, inclusive and multi-cultural global workforce that reflects the diverse regions that we serve. Because our business involves shipments between districts and typically touches more than one geographic area, our success requires a high degree of communication and cooperation among our employees globally.

District Managers are key individuals in our Company as sales, operational execution and business and expenditure decisions necessary to service our customers are the responsibility of management at each district. The vast majority of our employees are based in our operational districts, geographically distributed as shown below. We have summarized the number of employees based on individual headcount as of December 31, 2022 as follows:

Employee Count as of December 31,
2022

United States	7,000
Other North America	1,700
Latin America	850
North Asia	2,450
South Asia	1,800
Europe	4,200
Middle East, Africa and India	1,900
Total	19,900

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

11.

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

12.

Seasonality

Historically, our operating results have been subject to seasonal demand trends, with the first quarter being the weakest and the third and fourth quarters being the strongest; however, there is no assurance that this seasonal trend will occur in the future or to what degree it was impacted in 2022 by the downtime caused by the cyber-attack, impacts of a slowing economy and the continued effects of the pandemic. This historical pattern has been the result of, or influenced by, numerous factors, including weather patterns, national holidays, consumer demand, new product launches, just-in-time inventory models, economic conditions, pandemics, governmental policies, and inter-governmental disputes and a myriad of other similar and subtle forces. We cannot accurately forecast many of these factors, nor can we estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns will continue in future periods.

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

Expeditors is licensed as an Ocean Transportation Intermediary (OTI) (sometimes referred to as an NVOCC) by the Federal Maritime Commission (FMC). The FMC has established specific qualifications for shipping agents, including certain surety bonding requirements. The FMC is also responsible for the economic regulation of OTI/NVOCC activity originating or terminating in the United States. To comply with these economic regulations, OTI/NVOCCs, such as Expeditors, must file tariffs electronically, establishing the rates to be charged for the movement of specified commodities into and out of the United States. The FMC has the power to enforce these regulations by assessing penalties.

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

13.

The continuing global threats from pandemics, terrorism, cyber-attacks, smuggling, wars, and governments’ overriding concern for the safety of passengers and citizens who import and export goods into and out of their respective countries, have resulted in a proliferation of cargo security and other regulations. Many of these regulations are complex and require varying degrees of interpretation. While these regulations have already created a marked difference in the security and other arrangements necessary to move shipments around the globe, regulations are expected to become more stringent in the future. As governments look for ways to tighten border controls and minimize the exposure of their citizens to contagious diseases, criminal elements and potential terror-related incidents, our competitors in the transportation business and we may be required to incorporate security and other procedures within our respective scope of services to a far greater degree than has been required in the past. We believe that increased security and additional requirements may involve further investments in technology and more sophisticated screening procedures being applied to cargo, customers, vendors, and employees. Expeditors' position is that any increased cost of compliance with security regulations will be passed through to beneficiaries of our services.

Environmental

In the United States, we are subject to Federal, state, and local laws aimed at protecting the environment, including provisions regulating the discharge of materials and emissions into the environment. Similar laws apply in many other jurisdictions in which we operate. Although our current operations have not been significantly affected by compliance with these environmental laws, an increasing number of governments, service providers and customers are becoming sensitive to environmental issues.

While further government regulation related to climate change is under consideration by various levels of governments internationally and in the United States, Expeditors is committed to systematic efforts to reduce the impact of our operations on the environment and assisting our customers in their efforts to reduce their carbon footprint. We have employee-led Green Teams which cover most of our local district offices and are responsible for projects focused on environmental sustainability, including reducing waste, energy consumption, and Expeditors' Scope 1 and Scope 2 greenhouse gas (GHG) emissions (as defined by the Greenhouse Gas Protocol, Scope 1 emissions include all direct GHG emissions from sources that are owned or controlled by the company; Scope 2 includes indirect GHG emissions from the generation of purchased electricity, heat or steam consumed by the company). We have voluntarily disclosed our Scope 1 and Scope 2 emissions data to CDP since 2010. We are also attentive to our Scope 3 emissions (as defined by the Greenhouse Gas Protocol, Scope 3 emissions include all other indirect GHG emissions that are a consequence of the activities of the company, but occur from sources not owned or controlled by the company).

We cannot predict what impact future environmental regulations may have on our business. We monitor climate-related risks and opportunities through our engagement with our customers and service providers and through our active participation in key initiatives and organizations focused on climate. For example, we are a SmartWay and Transporte Limpio Partner company in North America. SmartWay is a voluntary public-private program sponsored by the U.S. Environmental Protection Agency (EPA) for tracking, documenting, and sharing information about fuel use and freight emissions across supply chains. Transporte Limpio is a similar, voluntary program sponsored by the Mexican government.

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

14.

When providing warehousing and distribution services, our legal liability is limited by contract and tariff to an amount generally equal to the lower of the value of the goods or $0.50 per pound with a maximum of $50 per “lot” — which is defined as the smallest unit that the warehouse is required to track.

We maintain cargo legal liability insurance covering claims for losses attributable to missing or damaged shipments for which we are legally liable. Expeditors also maintains insurance coverage for the property of others that is stored in our warehouse facilities. This insurance coverage is provided by a Vermont, U.S.-based insurance entity wholly owned by Expeditors. The coverage is fronted and re-insured by a global insurance company. The total risk retained by Expeditors in 2022 was $5 million. In addition, we are licensed as an insurance broker through our subsidiary, Expeditors Cargo Insurance Brokers, Inc., and place cargo insurance coverage for other customers. In certain circumstances, Expeditors will assume additional limited liability.

Information about our Executive Officers

The following table sets forth the names, ages, and positions of current executive officers of our company.

Name	Age	Position
Jeffrey S. Musser	57	President, Chief Executive Officer and Director
Daniel R. Wall	54	President, Global Services
Richard H. Rostan	66	President, Global Geographies and Operations
Blake R. Bell	51	President, Global Products
Bradley S. Powell	62	Senior Vice President and Chief Financial Officer
Christopher J. McClincy	48	Senior Vice President and Chief Information Officer
Benjamin G. Clark	54	Senior Vice President, Chief Strategy Officer
Jeffrey F. Dickerman	47	Senior Vice President, General Counsel and Corporate Secretary

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

Daniel R. Wall joined Expeditors in March 1987 and was promoted to District Manager in May 1992 and Global Director-Account Management in March 2002. Mr. Wall was elected Vice President - ECMS in January 2004 and Senior Vice President - Ocean Services in September 2004. In June 2015, Mr. Wall was appointed as President, Global Products. Mr. Wall was appointed as President, Global Services, effective January 1, 2023.

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

Blake R. Bell joined Expeditors in September 1995 and was promoted to District Manager in January 2001. Mr. Bell was elected to Regional Vice President in May 2014, and Senior Vice President of Global Transcon in October 2015. On February 17, 2023, Mr. Bell was promoted as President, Global Products.

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

15.

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

We may be impacted by residual effects of the COVID-19 pandemic or a new and similarly disruptive global health emergency. In early 2020, COVID-19 was declared a global health emergency and later declared a global pandemic by the World Health Organization, prompting governments around the world to mandate lockdowns and other restrictions that had direct impacts on international trade. The COVID-19 pandemic and various government reactions to it contributed to shortages of labor and capacity, and increased costs that continue to impact our operations. While many of the COVID-19 restrictions have been eased or discontinued entirely, various protocols and policies continue to be implemented or contemplated in early 2023, as a resurgence of COVID-19 remains a possibility. There is no guarantee that a continuation or resurgence of COVID-19 or a variant, or a similarly disruptive health emergency, would impact us similar to how COVID-19 has impacted our operations since 2020. Any significant disruption on the scale of the COVID-19 pandemic over an extended period could negatively affect our business and our financial results. Such a disruption could also have the effect of heightening many of the other risks described below.

We rely on service providers, such as air, ocean and ground freight carriers, and if they become financially unstable or have reduced capacity to provide service because of COVID-19 or other factors, it may adversely impact our business and operating results.

As a non-asset-based provider of global logistics services, Expeditors depends on a variety of carriers and other service providers, including air, ocean and ground freight carriers. The quality and profitability of our services depend upon effective selection and oversight of our service providers. During the pandemic, air carriers have been particularly affected having to cancel flights due to travel restrictions resulting in dramatic drops in revenues, historical losses, high leverage and liquidity challenges. Uncertainty over recovery of demand for passenger air travel, in particular business travel, to pre-pandemic levels means air carriers’ operations and financial stability may be adversely affected long term. Additionally, several industry service providers, including ocean carriers, have consolidated, with the potential for more to occur in the future. Disruptions such as COVID-19 place significant stress on our air, ocean and freight ground carriers, as well as other service providers, which may result in reduced carrier capacity or availability, pricing volatility or more limited carrier transportation schedules and other services that we utilize, which could adversely impact our operations and financial results.

16.

Global economic uncertainty impacted trade and could affect demand for our services or the financial stability of our service providers and customers.

The global economy entered a recession as a result of the pandemic, which initially affected trade and negatively affected demand for our services for a period of time, before rebounding in 2021 and continuing into 2022. Future unfavorable economic conditions, rising interest rates and high inflation could result in lower freight volumes, reduced sell rates, higher operating expenses and may adversely affect Expeditors' revenues, operating results and cash flows. These conditions, should they occur for an extended period of time, could adversely affect our customers and service providers. Should our customers’ ability to pay deteriorate, additional credit losses may be incurred.

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
•
changes in labor and other costs, including the impacts of inflation;
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

The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. There are a large number of companies competing in one or more segments of the industry, but the number of firms with a global network that offer a full complement of logistics services is more limited. Nevertheless, many of these competitors have significantly more resources than Expeditors and may pursue acquisition opportunities and are developing new technologies to gain competitive advantages. Depending on the location of the shipper and the importer, we must compete against niche players, larger entities including carriers, and emerging technology companies. The primary competitive factors are price and quality of service. Many larger customers utilize the services of multiple logistics providers. Customers regularly solicit bids from competitors in order to improve service and to secure favorable pricing and contractual terms such as: longer payment terms; fixed-price arrangements; higher or unlimited liability limits; heightened cybersecurity and data privacy obligations; and performance penalties. Increased competition and competitors' acceptance of expanded contractual terms coupled with customers’ dissatisfaction with elevated rates, scarce capacity, and extended transit times could result in loss of business, reduced revenues, reduced margins, higher operating costs or loss of market share, any of which would damage our results of operations, cash flows and financial condition.

17.

Operational Risks

We are dependent on our personnel and any inability to hire, develop or retain our key employees may have a negative impact on our operations.

In the long term, identifying, recruiting, hiring, training, and retaining employees is essential to our ability to operate and deliver our services, ability to grow and ultimately our future profitability. The global pandemic caused disruptions to our work environment by requiring the majority of employees to work remotely during the height of the pandemic. As pandemic restrictions eased, we required employees to return to the office. As a result, for those individuals that prefer working remotely, we may experience a higher degree of turnover of key employees and lower employee satisfaction in the near future. Further, this could inhibit our ability to identify, recruit, and hire new employees over time. We cannot predict how this may affect employees’ habits, preferences nor the impact it may have on our Company’s culture and our ability to continue to retain and attract talented employees who have become accustomed to a remote work environment. Additionally, we may incur higher compensation-related expense to recruit and retain and incur additional significant expense to hire third parties to perform tasks that have historically been performed by our employees.

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

The pandemic caused significant disruptions in global supply chain operations that were further exacerbated by congestion at destination ports and shortages of equipment, labor and warehouse space. In response to these conditions, we hired additional employees in 2021 and 2022 to be able to service customers and navigate through these challenges. Though these disruptions substantially cleared by the fourth quarter of 2022, our number of employees at December 31, 2022, remain at historically high levels.

In the short term, any reductions in our workforce could result in significant additional expenses. Conversely, a failure to reduce compensation expense and other expenses in periods when the business environment does not support our workforce level will result in substantially lower compensation earned by the majority of employees. This may challenge our ability to retain and attract key employees to conduct our business successfully. We cannot predict how management’s responses to these challenges will ultimately impact our Company culture, financial position, results of operations and cash flows nor our ability to successfully attract and retain key employees in the future.

We rely heavily upon the flexibility and sophistication of the technologies used in our core business and failure to properly manage, enhance and update technologies could lead to disruptions in our operations or our ability to remain competitive.

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

As Expeditors, our customers and suppliers continue to increase reliance on systems, and as additional features are added, the risks also increase. Any significant disruptions to our global systems or the internet for any reason, which could include equipment or network failures; co-location facility failures; power outages; sabotage; employee error or other actions; cyber-attacks or other security breaches; reliance on third party technology; geo-political activity or natural disasters; all of which could have a material negative effect on our results. In February 2022, we were the subject of a targeted cyber-attack. Upon discovering the incident, we shut down most of our operating systems globally to manage the safety of our overall global systems environment. This shutdown and any such future events will result in loss of revenue; business disruptions (such as the inability to timely process shipments); and significant remediation costs. This cyber-attack, or any future cyber-attack could also result in increased vulnerability to attempts of fraud, legal claims and proceedings including potential breach of contract claims, reporting delays or errors; interference with regulatory reporting; an increase in costs to protect our systems and technology; or damage to our reputation.

18.

We rely on service providers, including air, ocean, ground freight carriers and others, and if they have insufficient capacity available relative to market demand, or reduce our capacity allotments, it may adversely impact our business and operating results.

As a non-asset-based provider of global logistics services, Expeditors depends on a variety of carriers and other service providers, including air, ocean and ground freight carriers. Our ability to deliver our services depends on service providers having sufficient capacity available to purchase. When market demand significantly exceeds available capacity in a given market, which was the case for various services and markets at the beginning of the pandemic in 2020 and that continued through the first half of 2022, we may not always be able to find acceptable transportation or other service solutions to meet our customers’ needs or the routing and delivery of freight may be subject to delays that are outside of our control. Quality customer service is a key element of the Company’s success, and such challenges in meeting our customers’ needs and requirements may result in loss of business and consequently negatively affect our operating results.

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

We face risks associated with the handling of customer inventory

Under some of our agreements, we maintain the inventory of our customers, some of which may be significant in value. Our failure to properly handle and safeguard such inventory exposes us to potential claims and expenses as well as harm to our business and reputation.

Our insurance coverage does not cover all potential losses and significant uninsured losses could adversely impact our financial results.

We carry insurance coverage for property damage, personal injury and other insurable events resulting from certain events such as fire, accidents, and other perils under extended coverage policies. Our insurance coverages contain policy specifications and insured limits customarily carried for similar locations, business activities and markets. We believe we are adequately insured. Certain losses, however, including losses from floods, earthquakes, acts of war, acts of terrorism or riots, cybersecurity events and pandemics, generally are not insured against or not fully insured against because it is not deemed economically feasible or prudent to do so. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our facilities in the future, we could experience a significant loss of assets, including customer inventory, and future operations could be harmed resulting in a loss of revenues or higher claims and operating expenses.

Furthermore, we cannot be sure that the insurance companies will be able to continue to offer products with sufficient coverage at commercially reasonable rates. If we experience a loss that is uninsured or that exceeds insured limits, then we could incur additional expenses or a loss of future revenues from a facility that is damaged. Any such losses or higher insurance costs could adversely affect our business.

19.

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

Volatile market conditions can create situations where rate increases charged by carriers and other service providers are implemented with little or no advance notice. We often cannot pass these rate increases on to our customers in the same time frame, if at all. As a result, our yields and margins can be negatively impacted.

Climate change, including measures to address climate change, could adversely impact our business and financial results.

The long-term effects of climate change are difficult to predict and may be widespread. The impacts of climate change may include physical risks (such as rising sea levels, which could affect port operations or frequency and severity of extreme weather conditions, which could disrupt our operations and damage cargo and our facilities), compliance costs and transition risks (such as increased regulation and taxation to support carbon emissions reduction investments), shifts in customer demands (such as customers requiring more fuel efficient transportation modes or transparency to carbon emissions in their supply chains) and customer contractual requirements around environmental initiatives and other adverse effects. Our non-asset-based model gives us a flexibility and an ability to change locations, modes, and carriers based on evolving operating conditions, however, such impacts may disrupt our operations by adversely affecting our ability to procure services that meet regulatory or customer requirements, depending on the availability of sufficient appropriate logistics solutions.

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

20.

Failure to consistently and timely comply with these regulations, or the failure, breach or compromise of our policies and procedures or those of our service providers or agents, may result in increased operating costs, damage to our reputation, difficulty in attracting and retaining key personnel, restrictions on operations or fines and penalties.

We operate globally and any inability to safeguard our operations or comply with anti-corruption laws and trade compliance regulations would adversely impact our reputation and business.

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

It is reasonably possible that within the next twelve months we will undergo further audits and examinations by various tax authorities and possibly may reach resolution related to income tax examinations covering one or more jurisdictions and years. In recent years, the United States and other foreign governments have made significant changes to tax laws, and more changes are anticipated in future periods. Often, those changes are subject to the issuance of new regulations and interpretations, which adds complexity and uncertainty in calculating tax liabilities. We are regularly under audit by tax authorities, including transfer pricing inquiries. Although we believe our tax estimates are reasonable, the final determination of tax audits, including any potential penalties and interest, could be materially different from our tax provisions and accruals and negatively impact our financial results. We cannot currently provide an estimate of the range of possible outcomes.

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

21.

We identified a material weakness in our internal control related to an ineffective information technology general control which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price.

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A, during the fourth quarter of 2022, management identified a material weakness in internal control related to certain database changes made to an information technology (IT) system that supports the Company’s financial reporting processes. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2022. Subsequent to the identification of the material weakness and prior to the issuance of these financial statements included in this Form 10-K, the Company (i) performed a lookback review of all direct changes made to the database subject to the control operating ineffectiveness for the full year 2022, and (ii) conducted supplemental procedures and found no evidence of improper changes or changes with direct or consequential impact on internal controls over financial reporting. As a result of identifying this issue, management will be implementing certain enhancements designed to strengthen IT program change management processes and will continue to conduct monthly supplemental lookback review procedures of direct database changes until improvements are fully in place. We expect that such enhancements will be completed prior to the end of 2023. To the extent management is unable to remediate the identified issue timely, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

ITEM 1B — UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 — PROPERTIES

Expeditors’ corporate headquarters are located in Seattle, Washington. We conduct operations in approximately 440 locations worldwide, of which approximately 100 are in the United States and 19 are owned. These owned and leased locations are primarily located close to an airport, ocean port, or on an important border crossing. These facilities are strategically located to cover the geographic areas served by Expeditors. The majority of these facilities contain warehouse facilities. We will from time to time investigate the possibility of building or buying suitable facilities. We believe that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.

ITEM 3 — LEGAL PROCEEDINGS

Expeditors is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on our operations, cash flows or financial position. In 2022, amounts recorded for claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters, including potential claims resulting from a cyber-attack in February 2022.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

22.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Expeditors' common stock trades on The NASDAQ Global Select Market under the symbol EXPD.

There were 600 registered holders of record as of February 24, 2023. This figure does not include a substantially greater number of beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.

The Board of Directors declared semi-annual dividends per share during the two most recent fiscal years as follows:

June 15, 2022	$0.67
December 15, 2022	$0.67
June 15, 2021	$0.58
December 15, 2021	$0.58

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
October 1-31, 2022	—	$—	—	9,134,478
November 1-30, 2022	4,345,240	$113.00	4,345,240	4,901,190
December 1-31, 2022	654,760	$111.14	654,760	4,312,871
Total	5,000,000	$112.76	5,000,000	4,312,871

In November 2001, under a Discretionary Stock Repurchase Plan, Expeditors' Board of Directors authorized the repurchase of our common stock in the open market to reduce the issued and outstanding stock down to 200 million shares. Subsequently, the Board of Directors has from time to time increased the amount of our common stock that may be repurchased. The Board of Directors last authorized repurchases from 150 million shares of common stock down to 140 million on February 20, 2023. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date.

23.

The graph below compares Expeditors International of Washington, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the NASDAQ Industrial Transportation index (NQUSB502060T). The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2017 and tracks it through 12/31/2022. Total return assumes reinvestment of dividends in each of the indices indicated.

	12/17	12/18	12/19	12/20	12/21	12/22
Expeditors International of Washington, Inc.	$100.00	106.52	123.75	152.77	217.73	170.51
Standard and Poor's 500 Index	100.00	95.61	125.70	148.81	191.48	156.77
NASDAQ Industrial Transportation (NQUSB502060T)	100.00	90.96	114.55	149.90	189.54	160.39

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

24.

ITEM 6 — [RESERVED]

Not applicable.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995; CERTAIN CAUTIONARY STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E f the Securities Exchange Act of 1934, as amended. From time to time, Expeditors or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, presentations, oral statements made with the approval of an authorized executive officer or in various filings made by Expeditors with the Securities and Exchange Commission. Statements including those preceded by, followed by or that include the words or phrases “will”, likely result”, “are expected to”, "would expect", "would not expect", “will continue”, “is anticipated”, “estimate”, “project”, "provisional", "plan", "believe", "probable", "reasonably possible", "may", "could", "should", "would", "intends", "foreseeable future" or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are qualified in their entirety by reference to and are accompanied by the discussion under Risk Factors in Item 1A of certain important factors that could cause actual results to differ materially from such forward-looking statements.

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

25.

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

We generate the major portion of our air and ocean freight revenues by purchasing transportation services on a volume basis from direct (asset-based) carriers and then reselling that space to our customers. The rate billed to our customers (the sell rate) is recognized as revenues and the rate we pay to the carrier (the buy rate) is recognized in operating expenses as the directly related cost of transportation and other expenses. By consolidating shipments from multiple customers and concentrating our buying power, we are able to negotiate favorable buy rates from the direct carriers, while at the same time offering lower sell rates than customers would otherwise be able to negotiate themselves.

In most cases we act as an indirect carrier. When acting as an indirect carrier, we issue a House Airway Bill (HAWB), a House Ocean Bill of Lading (HOBL) or a House Seaway Bill to customers as the contract of carriage. In turn, when the freight is physically tendered to a direct carrier, we receive a contract of carriage known as a Master Airway Bill for airfreight shipments and a Master Ocean Bill of Lading (MOBL) for ocean shipments.

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

Our operating units share revenue using the same arms-length pricing methodologies that we use when our offices transact business with independent agents. Certain costs are allocated among the segments based on the relative value of the underlying services, which can include allocation based on actual costs incurred or estimated cost plus a profit margin. Our strategy closely links compensation with operating unit profitability, which includes shared revenues and allocated costs. Therefore, individual success is closely linked to cooperation with other operating units within our network. The mix of services varies by segment based primarily on the import or export orientation of local operations in each of our regions. North Asia is our largest export-oriented region and accounted for 34% of revenues, 39% of directly related cost of transportation and other expenses and 25% of operating income for the year ended December 31, 2022.

26.

Highlights from 2022

•
Revenues and directly related operating expenses increased 3% and 4%, respectively, from higher average buy and sell rates, while operating income and net earnings to shareholders both declined 4% due to higher operating expenses.
•
Operational conditions remained challenging and uncertain in 2022. The COVID-19 pandemic, including the effect of ongoing quarantine requirements in China and resulting disruptions on supply chains, continued to affect our business operations and financial results. Imbalances between carrier available capacity and customer demand that were severe at the beginning of the year gradually eased throughout the year. Congestion at destination ports, shortages in equipment, labor and warehouse space that were significant at the beginning of the year cleared by the fourth quarter.
•
Volumes transacted in most services were down due to softening customer demand and from a slowdown in the global economy and retail customers' inventory build-up early in the year.
•
Average buy and sell rates, while still higher than historical levels, progressively declined throughout the year as imbalances between available capacity for transportation and demand and major port congestion have dissipated.
•
In the first quarter of 2022, our company was the subject of a targeted cyber-attack which resulted in having to shut down most of our connectivity, operating and accounting systems globally to manage the safety of our entire global systems environment. We had limited ability to conduct operations for a period of approximately three weeks, including but not limited to arranging for shipments of freight or managing customs and distribution activities for our customers’ shipments. While we continued to navigate residual effects and incorporate learnings from the cyber-attack, our core systems were utilized to deliver our services from the second quarter and on. We incurred additional expenses of $65 million, net of recoveries, and experienced a loss of revenues that cannot be quantified as a result of this attack.
•
Operating cash flows were $2,130 million and we returned $1,796 million to shareholders through common stock repurchases and dividends.

Industry trends, trade conditions and competition

We operate in over 60 countries in the competitive global logistics industry and our activities are closely tied to the global economy. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, laws and policies relating to tariffs, trade restrictions, foreign investment and taxation. Periodically, governments consider a variety of changes to tariffs and impose trade restrictions and accords. Currently, the United States and China have increased concerns affecting certain imports and exports and have implemented additional tariffs. We cannot predict the outcome of changes in tariffs, or interpretations, and trade restrictions and accords and the effects they will have on our business. As governments implement restrictions on imports and exports, manufacturers may change sourcing patterns, to the extent possible, and, over time, may shift manufacturing to other countries. Doing business in foreign locations also subjects us to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies and inter-governmental disputes concerning international trade, our business may also be negatively affected by political developments and changes in government personnel or policies in the United States and other countries, as well as economic turbulence, political unrest and security concerns in the nations and on the trade shipping lanes in which we conduct business and the future impact that these events may have on international trade, oil prices and security costs. We do not have employees, assets, or operations in Russia or Ukraine. While very limited, any shipment activity is conducted with independent agents in those countries in compliance with all applicable trade sanctions, laws and regulations.

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

27.

The global economic and trade environments remain uncertain, including the potential future impacts of the pandemic, higher inflation and oil prices, rising interest rates and the conflict in Ukraine. Starting in the second quarter and continuing through the fourth quarter, we saw a slowdown in the global economy and a softening of customer demand resulting in declines in average buy and sell rates. As demand softened and pandemic restrictions subsided, port congestion cleared, availability of labor and equipment eased resulting in excess carrier capacity over demand. These conditions could result in further declines in average sell and buy rates in 2023. We also expect that pricing volatility will continue as carriers adapt to lower demand, changing fuel prices and react to governmental trade policies and other regulations. Additionally, we cannot predict the direct or indirect impact that further changes in and purchasing behavior, such as online shopping, could have on our business. In response to governments implementing higher tariffs on imports, as well as responses to the pandemic’s disruptions, some customers have begun shifting manufacturing to other countries which could negatively impact us.

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

The outcome of loss contingencies, including legal proceedings and claims and government investigations, brought against us are subject to significant uncertainty. An estimated loss from a contingency, including a legal or tax proceeding, claim, government investigation or audit, or a customer claim, is recorded by a charge to income if it is probable that an asset has been impaired, or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a loss contingency is made if there is at least a reasonable possibility that a significant loss has been incurred. In determining whether a loss should be recorded, management evaluates several factors, including advice from outside legal counsel and qualified tax advisors, in order to estimate the likelihood of an unfavorable outcome and to make a reasonable estimate of the amount of loss or range of reasonably possible loss. Changes in these factors could have a material impact on our financial position, results of operations and operating cash flows for any particular quarter or year.

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

28.

The total amount of our income and non-income tax contingencies may increase in 2023. In addition, changes in state, federal, and foreign tax laws and changes in interpretations of these laws may increase our existing tax contingencies. The timing of the resolution of tax examinations can be highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ significantly from the amounts recorded. It is reasonably possible that within the next 12 months we may undergo further audits and examinations by various tax authorities, and it is also possible that we may reach resolution related to income tax and non-income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on tax filings in future years and may increase the amount of tax expense we recognize as well as the potential for penalties and interest being incurred. Our estimate of any ultimate tax liability contains assumptions based on our experience, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by the taxing jurisdiction. Though we believe the estimates and assumptions used to support the evaluation of our tax positions are reasonable, the actual amount of any change could vary significantly depending on the ultimate timing and nature of its resolution. We cannot currently provide an estimate of the range of possible outcomes.

As discussed in Note 1.G to the consolidated financial statements, earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States. U.S. corporate income tax laws and regulations include a territorial tax framework and provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries, Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies as well as U.S. income tax deductions for Foreign-derived intangible income (FDII). Our effective tax rate is significantly impacted by the mix of pretax earnings that we generate in the U.S. as compared to countries in the rest of the world, and the tax rates in effect in those locations relative to the pre-tax earnings generated in those countries and jurisdictions. We believe it is reasonably possible that many countries and jurisdictions will increase their tax rates or otherwise implement tax reforms that would be expected to increase the total tax expense that we will incur in those locations. Our effective tax rate will continue to be impacted by any discrete items for events occurring in a future period or future changes in tax regulations and related interpretations.

29.

Results of Operations

This section of this Form 10-K generally discusses year-to-year comparisons between the results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

The following table shows the revenues, the directly related cost of transportation and other expenses for our principal services and our overhead expenses for 2022, 2021 and 2020. The table, chart and the accompanying discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto in Part II, Item 8 of this report.

				Percentage change
In thousands	2022	2021	2020	2022 vs. 2021
Airfreight services:
Revenues	$5,886,886	$6,771,402	$4,274,026	(13)%
Expenses	4,359,726	5,067,380	3,168,808	(14)%
Ocean freight and ocean services:
Revenues	6,544,559	5,545,818	2,342,344	18%
Expenses	5,188,066	4,364,160	1,751,850	19%
Customs brokerage and other services:
Revenues	4,639,839	4,206,297	2,968,023	10%
Expenses	3,029,105	2,626,615	1,736,044	15%
Overhead expenses:
Salaries and related costs	2,056,387	2,062,351	1,538,104	—
Other	613,629	493,685	449,150	24%
Total overhead expenses	2,670,016	2,556,036	1,987,254	4%
Operating income	1,824,371	1,909,326	940,437	(4)%
Other income, net	11,520	15,290	16,127	(25)%
Earnings before income taxes	1,835,891	1,924,616	956,564	(5)%
Income tax expense	475,286	505,771	258,350	(6)%
Net earnings	1,360,605	1,418,845	698,214	(4)%
Less net earnings attributable to the noncontrolling interest	3,206	3,353	2,074	(4)%
Net earnings attributable to shareholders	$1,357,399	$1,415,492	$696,140	(4)%

30.

Revenues by Service
$ (Millions)
$18,000
$16,000
$14,000
$12,000
$10,000
$8,000
$6,000
$4,000
$2,000
$0
$17,071
$5,887
$6,544
$4,640
$16,523
$6,771
$5,546
$4,206
$9,584
$4,274
$2,342
$2,968
2022 Revenues
2021 Revenues
2020 Revenues
Customs
Ocean
Air

Airfreight services:

Airfreight services revenues and expenses decreased 13% and 14%, respectively, in 2022, as compared with 2021, due to a 17% decrease in tonnage offset by 3% increases in both average sell and buy rates, respectively. Volumes were lower in 2022 as a result of softening overall demand and compared to strong volumes in the same period in 2021 from customers converting to air shipments due to ocean port congestion. In 2022, demand for airfreight services softened compared to 2021 but rates remained high as available capacity was limited compared to pre-pandemic levels. Airlines increased passenger flight schedules as restrictions were lifted which added available belly space throughout 2022. Continued restrictions from the pandemic in China and other countries have resulted in airlines not increasing passenger flight schedules to pre-pandemic levels in certain lanes. Additionally, capacity was further limited due to the conflict in Ukraine and the related route restrictions in Asia and Europe lanes and sanctions on Russian carriers. In order to meet the transportation needs of our customers, we continued to purchase capacity in advance and on the spot market in the first half of the year.

31.

Tonnage decreased in almost all regions due to softening demand, pandemic related lockdowns in China and downtime caused by the cyber-attack with the largest decrease coming from exports out of North Asia, South Asia and North America. Though we continued to process air shipments on a limited basis during the downtime caused by the cyber-attack, our volumes were negatively affected. Subsequent to the downtime in March, our volumes began to recover as customers gradually returned but were negatively affected through the second quarter. Average sell and buy rates started declining in the second half of the year and accelerated in the fourth quarter as demand softened from an overall slowdown in the economy and as more cargo capacity on passenger flights became available.

Compared to the fourth quarter of 2021, airfreight services revenues and expenses decreased 47% and 48%, respectively, due to 38% and 37% decreases in average sell and buy rates, respectively, and a 20% decrease in tonnage compared to high demand for airfreight while capacity was constrained in particular on exports from North Asia in 2021. Declines in tonnage and rates were most significant on export out of North Asia and South Asia. As air carriers bring back additional flights, in some cases ahead of passenger demand, supply and demand imbalances may occur, resulting in further pressure on rates.

The continued high average buy and sell rates caused by the pandemic and supply chain disruptions have significantly contributed to the growth in our revenues, expenses and operating income in 2021 and 2022. As experienced in the fourth quarter of 2022, these unprecedented disruptions improved as supply chain operations normalized. Buy rates and sell rates have been declining since the second quarter of 2022 and are expected to further decline in 2023, which could result in further decrease in our revenues, expenses and operating income. We are unable to predict how these uncertainties and any future disruptions will affect our future operations or financial results.

Ocean freight and ocean services:

Ocean freight consolidation, direct ocean forwarding, and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues and expenses increased 18% and 19%, respectively, in 2022, as compared with 2021. The largest component of our ocean freight and ocean services revenue is derived from ocean freight consolidation, which represented 85% and 82% of ocean freight and ocean services revenue in 2022 and 2021, respectively.

Ocean freight consolidation revenues and expenses increased across all regions and were both up 23% in 2022, as compared with 2021, primarily due to 36% and 35% increases in average sell and buy rates, respectively, partially offset by a 10% decrease in containers shipped. For the majority of the year, rising fuel prices, congestion at ports due to labor, truck and equipment shortages and disrupted sailing schedules resulted in continued high average buy rates in 2022. As demand softened, port congestion cleared and shortages of labor and equipment at ports eased, resulting in available capacity from carriers that exceeded demand. This resulted in a sharp decline in average buy rates in the fourth quarter of 2022 and average sell rates declined to adjust to market conditions.

Containers shipped were lower in all regions, most significantly on exports out of North Asia. The slowdown in the economy resulted in softening demand and a buildup of retail inventories that began in the second quarter of 2022 in the United States, negatively affected containers shipped. When compared to the fourth quarter of 2021, ocean freight consolidation revenues and expenses decreased 44% and 46%, respectively, due to 34% and 37% decreases in average buy and sell rates, respectively and a 15% decrease in containers shipped. North Asia ocean freight consolidation revenues and expenses decreased 57% and 59%, respectively, due to a 23% decrease in containers shipped and lower average rates.

Direct ocean freight forwarding revenues and expenses both increased 5% in 2022, principally due to higher volumes and increased ancillary services provided at higher rates. Order management revenues and expenses both decreased 17% in 2022, due to lower volumes from retail customers and the impact of downtime and lost customers caused by the cyber-attack. Our ability to provide order management services in the first quarter of 2022 was significantly affected by limited system connectivity during the downtime caused by the cyber-attack.

As global economic conditions slow, we expect available capacity to exceed demand and continue downward pressure on sell and buy rates in 2023. While supply-chain congestion has cleared, uncertainty remains around labor, rail, truck and equipment shortages and pandemic related restrictions, which could result in volatility in average buy and sell rates. We also expect that pricing volatility will continue as carriers adapt to increases in fuel prices and customers react to governmental trade policies and other regulations. The high average buy and sell rates have significantly contributed to the growth in our revenues and expenses in the first part of 2022. As experienced in the fourth quarter of 2022, these unprecedented disruptions improved as supply chains operations normalized. Buy rates and sell rates have been declining throughout 2022, sharply in the fourth quarter, and are expected to further decline in 2023, which could result in further decrease in our revenues, expenses and operating income.

32.

Customs brokerage and other services:

Customs brokerage and other services revenues and expenses increased 10% and 15%, respectively, in 2022, as compared with 2021, primarily due to higher charges on import services due to supply chain congestion and costs related to the downtime caused by the cyber-attack. Revenues and expenses for import services increased significantly due to high drayage, storage, delivery, demurrage, and detention costs incurred at destinations caused by supply chains congestion, shortages in warehousing space and delays in retrieving and delivering cargo and were partially offset by a decrease in revenue from customs clearance due to fewer shipments. Additionally, as a result of our inability to timely process and move shipments through ports during the cyber-attack downtime, we directly incurred approximately $47 million in incremental demurrage charges in 2022. Road freight, warehousing and distribution services also grew due to higher volumes and higher trucking, storage and labor costs. While customers continue to value our brokerage services due to changing tariffs and increasing complexity in the declaration process, some customers opt to use multiple customs brokerage service providers to reduce their risk. Customers continue to seek knowledgeable customs brokers with sophisticated computerized capabilities critical to an overall logistics management program that are necessary to rapidly respond to changes in the regulatory and security environment. Additionally, as supply-chains congestion subsides and international trade slows, volumes shipped and pricing could be negatively affected resulting in lower revenues and expenses.

North America revenues and directly related expenses increased 16% and 22%, respectively in 2022, as compared with 2021, primarily as a result of higher charges on import services due to port congestion. Additionally, $43 million in demurrage charges related to the downtime caused by the cyber-attack also contributed to the increase in expenses in 2022.

Overhead expenses:

Salaries and related costs were constant in 2022, as compared with 2021, principally due to decreases in bonuses earned from lower operating income and were offset by increases in base salaries and a 4% increase in headcount.

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

Our management compensation programs have always been incentive-based and performance driven. Bonuses to field and executive management in 2022 decreased 9% when compared to the same period in 2021 primarily due a 4% decrease in operating income and by unused bonus allocations and reductions in bonuses awarded to senior management.

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

Other overhead expenses increased 24% in 2022, as compared with 2021. We incurred $18 million of incremental costs in relation with the cyber-attack in 2022. These costs comprised of various consulting services including cybersecurity experts, outside legal advisors, and other IT professional expenses; and estimated liabilities for potential shipment-related claims. The remaining increases in other overhead expenses are the result of certain operational expenses, renting additional space to accommodate changing market conditions, increased technology-related costs and higher local tax expenses, including a non-income tax contingency of $22 million, and an increase in travel and entertainment expenses. We expect to continue to enhance the effectiveness and security of our systems and deploy additional protection technologies and processes which will result in increased expenses in the future. We will also continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to explore new areas for profitable growth.

33.

Other income, net:

Other income and expense is comprised of interest expense, including $22 million on non-income tax contingencies recognized in 2022, and interest income.

Income tax expense:

Our consolidated effective income tax rate was 25.9% in 2022, as compared to 26.3% in 2021. The earnings of our U.S. operations were proportionally higher than that of our international subsidiaries in 2022 which resulted in a benefit to our effective tax rate as average U.S. federal and state tax rates are lower than average tax rates of our international subsidiaries. In 2022 and 2021, we benefited from U.S. Federal tax credits totaling $41.6 million and $27.9 million, respectively principally because of withholding taxes related to our foreign operations, as well as U.S. income tax deductions for foreign-derived intangible income (FDII) of $41.7 million and $22.6 million, respectively. This was offset by a lower benefit from tax deductions for share-based compensation in 2022, principally stock option exercises of our employees, as well as the impact of certain expenses that are not deductible including certain executive compensation in excess of amounts allowed.

Our effective tax rate is subject to variation and the effective tax rate may be more or less volatile based on the amounts of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on the effective rate is greater when pre-tax income is lower. Total consolidated foreign income tax expense is composed of the income tax expense of our non-U.S. subsidiaries as well as income based withholding taxes paid by our non-U.S. subsidiaries on behalf of its parent for intercompany payments, including the remittance of dividends, some of which do not qualify for tax credits under U.S. income tax laws and regulations. The tax benefit associated with non-qualified stock option and restricted stock unit grants is recorded when the related compensation expense is recorded (excess tax benefits are recorded upon the exercise of non-qualified stock options and vesting of restricted stock units and performance share units), while the tax benefit received for employee stock purchase plan shares cannot be anticipated and are therefore recognized if and when a disqualifying disposition occurs.

Some elements of the recorded impacts of enacted tax laws and regulation could be impacted by further legislative action as well as additional interpretations and guidance issued by the Internal Revenue Service or Treasury. See Note 7 to the consolidated financial statements for additional information.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates transacting in a multitude of currencies other than the U.S. dollar. That exposes us to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or have agency relationships maintain strict currency control regulations that influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during 2022 and 2021 was insignificant. We had no foreign currency derivatives outstanding at December 31, 2022 and 2021. Net foreign currency losses were approximately $2 million and $12 million for 2022 and 2021, respectively.

Historically, our business has not been adversely affected by inflation. However, starting in 2021 and continuing in 2022, many countries including the United States experienced higher inflation than in recent years. In 2022 our business has experienced rising labor costs, significant service provider rate increases, higher rent and occupancy and other expenses, which could continue to increase in 2023. Due to the high degree of competition in the marketplace we may not be able to increase our prices to our customers to offset this inflationary pressure, which could lead to an erosion in our margins and operating income in the future. Conversely, raising our prices to keep pace with inflationary pressure may result in a decrease in customer demand. As we are not required to purchase or maintain extensive property and equipment and have not otherwise incurred substantial interest rate-sensitive indebtedness, we currently have limited direct exposure to increased costs resulting from increases in interest rates.

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

34.

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the year ended December 31, 2022 was $2,130 million, as compared with $868 million for 2021. This $1,262 million increase is primarily due to collection of accounts receivable when compared to the same period in 2021. At December 31, 2022, working capital was $2,464 million, including cash and cash equivalents of $2,034 million. Other than our recorded lease liabilities, we had no long-term obligations or debt at December 31, 2022. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

As a customs broker, we make significant cash advances for a select group of our credit-worthy customers. These cash advances are for customer obligations such as the payment of duties and taxes to customs authorities in various countries throughout the world. Increases in duty rates could result in increases in the amounts we advance on behalf of our customers. Cash advances are a “pass through” and are not recorded as a component of revenue and expense. The billings of such advances to customers are accounted for as a direct increase in accounts receivable from the customer and a corresponding increase in accounts payable to governmental customs authorities. As a result of these “pass through” billings, the conventional Days Sales Outstanding or DSO calculation does not directly measure collection efficiency. For customers that meet certain criteria, we have agreed to extend payment terms beyond our customary terms. Our accounts receivable and consequently our customer credit exposure increased as a result of historically high freight rates in 2021 and 2022. Management believes that it has established effective credit control procedures, and historically has experienced relatively insignificant collection problems.

Our business historically has been subject to seasonal fluctuations, and this is expected to continue in the future. Cash flows fluctuate as a result of this seasonality. Historically, the first quarter shows an excess of customer collections over customer billings. This results in positive cash flow. The increased activity associated with periods of higher demand (typically commencing late second or early third quarter and continuing well into the fourth quarter) causes an excess of customer billings over customer collections. This cyclical growth in customer receivables consumes available cash. However, there is no assurance that this seasonal trend will occur in the future or to what degree it will continue to be impacted in 2023 by the softening of the global economy.

Cash used in investing activities for the year ended December 31, 2022 was $88 million, as compared with $37 million in 2021. Capital expenditures were $87 million in 2022 compared to $36 million in 2021. Total anticipated capital expenditures in 2023 are currently estimated to be $100 million. This includes routine capital expenditures, leasehold and building improvements and investments in technology.

Cash used in financing activities for the year ended December 31, 2022 was $1,685 million as compared with $614 million in 2021. We have a Discretionary Stock Repurchase Plan under which management is allowed to repurchase shares to reduce the issued and outstanding stock to 140 million shares of common stock, down from 150 million at December 31, 2022 as authorized by the Board of Directors in February 2023. We used the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to reduce issued and outstanding shares. During 2022 and 2021, we used cash to repurchase 14.5 million shares of common stock at an average price of $108.88 per share and 4.4 million shares of common stock at an average price of $117.54 per share, respectively. In addition, during 2022 and 2021, we paid cash dividends of $1.34 and $1.16 per share, respectively.

We follow established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. Historically, our investment portfolio has not been adversely impacted by disruptions occurring in the credit markets. However, there can be no assurance that our investment portfolio will not be adversely affected in the future.

We cannot predict what further impact ongoing uncertainties in the global economy, inflation, rising interest rates, political uncertainty nor the pandemic may have on our operating results, freight volumes, pricing, amounts advanced on behalf of our customers, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or changes in competitors' behavior. The Company expects that the February 2022 cyber-attack will not have a material adverse impact on its future business, revenues, expenses, results of operations and cash flows.

35.

We maintain international unsecured bank lines of credit for short-term working capital purposes. A few of these credit lines are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks issuing the credit line. At December 31, 2022, borrowings under these credit lines were $58 million and we were contingently liable for $78 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

We have lease arrangements primarily for office and warehouse space in all districts where we conduct business. As of December 31, 2022, we had fixed lease payment obligations of $686 million, with $112 million payable within 12 months.

We typically enter into unconditional purchase obligations with asset-based providers (generally short-term in nature) reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. We only enter into agreements that management believes we can fulfill. In the regular course of business, we also enter into agreements with service providers to maintain or operate equipment, facilities or software that can be longer than one year. We also regularly have contractual obligations for specific projects related to improvements of our owned or leased facilities and information technology infrastructure. Purchase obligations outstanding as of December 31, 2022 totaled $150 million.

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At December 31, 2022, cash and cash equivalent balances of $722 million were held by our non-United States subsidiaries, of which $20 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

As of December 31, 2022, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(2) of SEC Regulation S-K.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the year ended December 31, 2022, would have had the effect of raising operating income by approximately $94 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $77 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the year ended December 31, 2022, was insignificant. Net foreign currency losses were approximately $2 million and $12 million in 2022 and 2021, respectively. We had no foreign currency derivatives outstanding at December 31, 2022 and 2021. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of December 31, 2022, we had $73 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.

36.

Interest Rate Risk

At December 31, 2022, we had cash and cash equivalents of $2,034 million, of which $995 million was invested at various short-term market interest rates. We had no long-term debt at December 31, 2022. A hypothetical change in the interest rate of 10 basis points at December 31, 2022 would not have a significant impact on our earnings.

In management’s opinion, there has been no material change in our interest rate risk exposure between 2022 and 2021.

37.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed on the pages listed below, as part of Part II, Item 8 of this report.

38.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to a material weakness in internal control over financial reporting described below.

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

A system of internal control can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management, including the Chief Executive Officer and Chief Financial Officer, under the oversight of our Board of Directors, evaluated the effectiveness of the Company's internal control over financial reporting, as of December 31, 2022, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In the fourth quarter of 2022, management identified a material weakness in internal control related to certain database changes made to an information technology (IT) system that supports the Company’s financial reporting processes. A control to review and authorize direct changes to databases that support several key operational and accounting systems did not capture the complete population of database changes and, as such did not operate effectively as designed. Management concluded that unauthorized database changes could have gone undetected, could have resulted in errors in the financial statements for the year ended 2022 and could have had a direct or indirect impact on financial reporting controls, as there were no alternate information technology general control (ITGC) or processes operating at a sufficient level of precision that would have timely detected improper -- database changes. Management believes that this control deficiency was a result of IT control processes lacking sufficient precision to support the successful operation of this ITGC and was overly dependent upon interpretation, knowledge and actions of certain individuals with IT expertise performing the control. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. Based on this material weakness, the Company’s management concluded that at December 31, 2022, the Company’s internal control over financial reporting was not effective.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2022, which is included on page F-3.

39.

Remediation

Subsequent to the identification of the material weakness and prior to the issuance of these financial statements on Form 10-K, the Company (i) performed a lookback review of all direct changes made to the database subject to the control operating ineffectiveness for the full year 2022 and (ii) conducted supplemental procedures and found no evidence of improper changes or changes with direct or consequential impact on internal controls over financial reporting. As a result of identifying this issue management will be implementing certain enhancements designed to strengthen IT program change management processes and will continue to conduct monthly supplemental lookback review procedures of direct database changes until improvements are fully in place. We expect that such enhancements will be completed prior to the end of 2023.

Changes in Internal Controls

Except for the material weakness identified during the quarter, as of December 31, 2022, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than related to the cyber-attack as discussed below.

With respect to the cyber-attack that is discussed in Note 11 to the consolidated financial statements in this report, starting on February 20, 2022, we shut down most of our operating systems globally, including our accounting information systems, to manage the safety of our entire global systems environment. We engaged third-party cybersecurity experts to investigate and assist in the remediation. Our Board of Directors was regularly apprised of, and directors with experience in cybersecurity participated in, the critical investigation and remediation activities. Subsequently, we restored and strengthened the security of our systems and networks and enhanced the continuous monitoring of the entire information security environment. Additionally, we have continued to implement various improvements to our network and processes to mitigate the risk of recurrence and severity of such incidents in the future.

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

ITEM 9B — OTHER INFORMATION

Not applicable.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

40.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth below or incorporated by reference to information under the caption “Proposal No. 1: Election of Directors” and to the information under the caption “Board Operations" in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 2, 2023. See also Part I - Item 1 – Information about our Executive Officers.

Audit Committee and Audit Committee Financial Expert

Expeditors' Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Brandon S. Pedersen, James M. Dubois, and Olivia D. Polius. Expeditors' Board has determined that Brandon S. Pedersen, Chair of the Audit Committee, and Olivia D. Polius, are the audit committee financial experts as defined by Item 407(d)(5) of Regulation S-K under the Exchange Act and that each member of the Audit Committee is independent under the NASDAQ independence standards applicable to audit committee members.

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

ITEM 11 — EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to information under the captions “Director Compensation Program” and “Compensation Discussion and Analysis” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 2, 2023.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to information under the captions “Shareholder Engagement & Stock Ownership Information” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 2, 2023.

41.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2022, regarding compensation plans under which equity securities of Expeditors are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3)
Equity Compensation Plans Approved by Security Holders	2,861,347	$44.86	3,172,538
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,861,347	$44.86	3,172,538

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
(3)
Includes 1,131,713 available for issuance under the employee stock purchase plans and 2,040,825 available for future grants of equity awards under the Amended and Restated 2017 Omnibus Incentive Plan.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to information under the captions “Certain Relationships and Related Transactions” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 2, 2023.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to information under the caption “Relationship with Independent Registered Public Accounting Firm” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 2, 2023.

42.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
(a)	1.	FINANCIAL STATEMENTS
		Reports of Independent Registered Public Accounting Firm	F-1 through F-4
		Consolidated Balance Sheets as of December 31, 2022 and 2021	F-5
		Consolidated Statements of Earnings for the Years Ended December 31, 2022, 2021 and 2020	F-6
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020	F-7
		Consolidated Statements of Equity for the Years Ended December 31, 2022, 2021 and 2020	F-8
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020	F-9
		Notes to Consolidated Financial Statements	F-10 through F-24
	2.	FINANCIAL STATEMENT SCHEDULES
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
(6)
Expeditors' 2012 Stock Option Plan. See Exhibit 10.59.
(7)
Form of Stock Option Agreement used in connection with options granted under Expeditors' 2012 Stock Option Plan. See Exhibit 10.60.
(8)
Expeditors' 2013 Stock Option Plan. See Exhibit 10.61.
(9)
Form of Stock Option Agreement used in connection with options granted under Expeditors' 2013 Stock Option Plan. See Exhibit 10.62.
(10)
Expeditors' 2014 Stock Option Plan. See Exhibit 10.63.
(11)
Form of Stock Option Agreement used in connection with options granted under Expeditors; 2014 Stock Option Plan. See Exhibit 10.64.
(12)
Expeditors' 2015 Stock Option Plan. See Exhibit 10.65.
(13)
Form of Stock Option Agreement used in connection with options granted under Expeditors' 2015 Stock Option Plan. See Exhibit 10.66.
(14)
Expeditors' 2016 Stock Option Plan. See Exhibit 10.67.
(15)
Form of Stock Option Agreement used in connection with options granted under Expeditors' 2016 Stock Option Plan. See Exhibit 10.68.
(16)
Expeditors' Amended and Restated 2017 Omnibus Incentive Plan. See Exhibit 10.69
(17)
Form of Executive Restricted Stock Unit Award Agreement used in connection with executive restricted stock units granted under Expeditors' Amended and Restated 2017 Omnibus Incentive Stock Plan. See Exhibit 10.70
(18)
Form of Performance Share Award Agreement used in connection with performance share units granted under Expeditors' Amended and Restated 2017 Omnibus Incentive Stock Plan. See Exhibit 10.72

43.

(b)
EXHIBITS

Exhibit Number	Exhibit

3.1	Expeditors' Restated Articles of Incorporation and the Articles of Amendment as amended. (Incorporated by reference to Exhibit 3.1 to Form 10-K, filed on or about February 23, 2018.)

3.2	Expeditors' Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to Form 8-K, filed on or about November 9, 2022.)

4.1	Description of Registrant’s Securities. (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2019, filed on or about February 21, 2020.)

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

44.

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

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from the Company’s Yearly Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL.

ITEM 16 — FORM 10-K SUMMARY

None.

45.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2023

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

By:	/s/ Bradley S. Powell
Bradley S. Powell
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2023.

Signature	Title

/s/ Jeffrey S. Musser	President, Chief Executive Officer and Director
(Jeffrey S. Musser)	(Principal Executive Officer)

/s/ Bradley S. Powell	Senior Vice President and Chief Financial Officer
(Bradley S. Powell)	(Principal Financial and Accounting Officer)

/s/ Robert P. Carlile	Chairman of the Board and Director
(Robert P. Carlile)

/s/ Glenn M. Alger	Director
(Glenn M. Alger)

/s/ James M. DuBois	Director
(James M. DuBois)

/s/ Mark A. Emmert	Director
(Mark A. Emmert)

/s/ Diane H. Gulyas	Director
(Diane H. Gulyas)

/s/ Brandon S. Pedersen	Director
(Brandon S. Pedersen)

/s/ Liane J. Pelletier	Director
(Liane J. Pelletier)

/s/ Olivia D. Polius	Director
(Olivia D. Polius)

46.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

COMPRISING ITEM 8

ANNUAL REPORT ON FORM 10-K

TO SECURITIES AND EXCHANGE COMMISSION FOR THE

YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

47.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Expeditors International of Washington, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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
March 1, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Expeditors International of Washington, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Expeditors International of Washington, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2023 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in internal control related to certain database changes made to an information technology (IT) system that supports the Company’s financial reporting process has been identified and included in management’s assessment. A control to review and authorize direct changes to databases that support several key operational and accounting systems did not capture the complete population of database changes and, as such did not operate effectively as designed. Management concluded that unauthorized database changes could have gone undetected, could have resulted in errors in the financial statements for the year ended 2022 and could have had a direct or indirect impact on financial reporting controls, as there were no alternate ITGC controls or processes operating at a sufficient level of precision that would have timely detected improper database changes. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP
Seattle, Washington
March 1, 2023

Consolidated Balance Sheets

In thousands, except per share data

December 31,	2022	2021
Assets:
Current Assets:
Cash and cash equivalents	$2,034,131	$1,728,692
Accounts receivable, net	2,107,645	3,810,286
Deferred contract costs	257,545	987,266
Other	118,696	108,801
Total current assets	4,518,017	6,635,045
Property and equipment, net	501,916	487,870
Operating lease right-of-use assets	507,503	459,158
Goodwill	7,927	7,927
Deferred federal and state income taxes, net	37,449	729
Other assets, net	17,622	19,200
Total assets	$5,590,434	$7,609,929
Liabilities:
Current Liabilities:
Accounts payable	$1,108,996	$2,012,461
Accrued expenses, primarily salaries and related costs	479,262	403,625
Contract liabilities	323,101	1,142,026
Current portion of operating lease liabilities	95,621	82,019
Federal, state and foreign income taxes	47,075	86,166
Total current liabilities	2,054,055	3,726,297
Noncurrent portion of operating lease liabilities	422,844	385,641
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, par value $0.01 per share, authorized 2,000 shares; none issued	—	—
Common stock, par value $0.01 per share, authorized 640,000. Issued and outstanding: 154,313 shares and 167,210 shares at December 31, 2022 and 2021, respectively	1,543	1,672
Additional paid-in capital	139	3,160
Retained earnings	3,310,892	3,620,008
Accumulated other comprehensive loss	(202,553)	(130,414)
Total shareholders’ equity	3,110,021	3,494,426
Noncontrolling interest	3,514	3,565
Total equity	3,113,535	3,497,991
Total liabilities and equity	$5,590,434	$7,609,929

See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings

In thousands, except per share data

Years ended December 31,	2022	2021	2020
Revenues:
Airfreight services	$5,886,886	$6,771,402	$4,274,026
Ocean freight and ocean services	6,544,559	5,545,818	2,342,344
Customs brokerage and other services	4,639,839	4,206,297	2,968,023
Total revenues	17,071,284	16,523,517	9,584,393
Operating Expenses:
Airfreight services	4,359,726	5,067,380	3,168,808
Ocean freight and ocean services	5,188,066	4,364,160	1,751,850
Customs brokerage and other services	3,029,105	2,626,615	1,736,044
Salaries and related costs	2,056,387	2,062,351	1,538,104
Rent and occupancy costs	209,532	186,287	169,863
Depreciation and amortization	57,338	51,312	56,959
Selling and promotion	24,293	16,026	18,436
Other	322,466	240,060	203,892
Total operating expenses	15,246,913	14,614,191	8,643,956
Operating income	1,824,371	1,909,326	940,437
Other Income (Expense):
Interest income	25,554	8,807	10,415
Interest expense	(23,277)	(411)	(219)
Other, net	9,243	6,894	5,931
Other income, net	11,520	15,290	16,127
Earnings before income taxes	1,835,891	1,924,616	956,564
Income tax expense	475,286	505,771	258,350
Net earnings	1,360,605	1,418,845	698,214
Less net earnings attributable to the noncontrolling interest	3,206	3,353	2,074
Net earnings attributable to shareholders	$1,357,399	$1,415,492	$696,140
Diluted earnings attributable to shareholders per share	$8.26	$8.27	$4.07
Basic earnings attributable to shareholders per share	$8.33	$8.37	$4.14
Weighted average diluted shares outstanding	164,427	171,250	170,896
Weighted average basic shares outstanding	163,010	169,145	168,333

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

In thousands

Years ended December 31,	2022	2021	2020
Net earnings	$1,360,605	$1,418,845	$698,214
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax (benefit) expense of ($5,037) in 2022, ($5,275) in 2021, and $4,254 in 2020	(73,451)	(32,408)	30,759
Other comprehensive (loss) income	(73,451)	(32,408)	30,759
Comprehensive income	1,287,154	1,386,437	728,973
Less comprehensive income attributable to the noncontrolling interest	1,894	1,606	1,399
Comprehensive income attributable to shareholders	$1,285,260	$1,384,831	$727,574

See accompanying notes to consolidated financial statements.

Consolidated Statements of Equity

In thousands, except per share data

Years ended December 31, 2022, 2021 and 2020

	Common Stock
	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2019	169,622	$1,696	$3,203	$2,321,316	$(131,187)	2,195,028	$2,191	$2,197,219
Cumulative adjustment for adoption of new accounting pronouncement	—	—	—	6,074	—	6,074	—	6,074
Shares issued under employee stock plans	4,272	43	175,736	—	—	175,779	—	175,779
Shares repurchased under provisions of stock repurchase plan	(4,600)	(46)	(84,941)	(247,400)	—	(332,387)	—	(332,387)
Stock compensation expense	—	—	62,498	—	—	62,498	—	62,498
Net earnings	—	—	—	696,140	—	696,140	2,074	698,214
Other comprehensive income (loss)	—	—	—	—	31,434	31,434	(675)	30,759
Dividends and dividend equivalents paid ($1.04)	—	—	1,000	(175,929)	—	(174,929)	—	(174,929)
Balance at December 31, 2020	169,294	1,693	157,496	2,600,201	(99,753)	2,659,637	3,590	2,663,227
Shares issued under employee stock plans	2,294	23	90,910	—	—	90,933	—	90,933
Shares repurchased under provisions of stock repurchase plan	(4,378)	(44)	(315,565)	(198,985)	—	(514,594)	—	(514,594)
Stock compensation expense	—	—	69,385	—	—	69,385	—	69,385
Net earnings	—	—	—	1,415,492	—	1,415,492	3,353	1,418,845
Other comprehensive loss	—	—	—	—	(30,661)	(30,661)	(1,747)	(32,408)
Dividends and dividend equivalents paid ($1.16)	—	—	934	(196,700)	—	(195,766)	—	(195,766)
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,631)	(1,631)
Balance at December 31, 2021	167,210	1,672	3,160	3,620,008	(130,414)	3,494,426	3,565	3,497,991
Shares issued under employee stock plans	1,632	16	61,629	—	—	61,645	—	61,645
Shares repurchased under provisions of stock repurchase plan	(14,529)	(145)	(130,212)	(1,451,551)	—	(1,581,908)	—	(1,581,908)
Stock compensation expense	—	—	64,397	—	—	64,397	—	64,397
Net earnings	—	—	—	1,357,399	—	1,357,399	3,206	1,360,605
Other comprehensive loss	—	—	—	—	(72,139)	(72,139)	(1,312)	(73,451)
Dividends and dividend equivalents paid ($1.34)	—	—	1,165	(214,964)	—	(213,799)	—	(213,799)
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,945)	(1,945)
Balance at December 31, 2022	154,313	$1,543	$139	$3,310,892	$(202,553)	$3,110,021	$3,514	$3,113,535

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

In thousands

Years ended December 31,	2022	2021	2020
Operating Activities:
Net earnings	$1,360,605	$1,418,845	$698,214
Adjustments to reconcile net earnings to net cash from operating activities:
Provisions for losses on accounts receivable	11,050	7,540	5,584
Deferred income tax (benefit) expense	(33,240)	(3,690)	8,371
Stock compensation expense	64,397	69,385	62,498
Depreciation and amortization	57,338	51,312	56,959
Other, net	1,252	3,790	3,960
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	1,592,341	(1,869,827)	(647,193)
(Decrease) increase in accounts payable and accrued expenses	(798,123)	1,041,805	430,452
Decrease (Increase) in deferred contract costs	714,960	(700,273)	(189,447)
(Decrease) increase in contract liabilities	(798,356)	803,837	217,699
(Decrease) increase in income taxes payable, net	(55,129)	57,867	8,502
Decrease (increase) in other, net	12,580	(12,097)	(630)
Net cash from operating activities	2,129,675	868,494	654,969
Investing Activities:
Purchase of property and equipment	(86,824)	(36,247)	(47,543)
Other, net	(890)	(398)	1,516
Net cash from investing activities	(87,714)	(36,645)	(46,027)
Financing Activities:
Proceeds from borrowing on lines of credit	81,756	10,063	257
Payments from borrowing on lines of credit	(30,289)	(2,551)	(214)
Proceeds from issuance of common stock	80,980	106,105	186,345
Repurchases of common stock	(1,581,908)	(514,594)	(332,387)
Dividends paid	(213,799)	(195,766)	(174,929)
Payments for taxes related to net share settlement of equity awards	(19,335)	(15,172)	(10,566)
Distribution to noncontrolling interest	(1,945)	(1,631)	—
Net cash from financing activities	(1,684,540)	(613,546)	(331,494)
Effect of exchange rate changes on cash and cash equivalents	(51,982)	(17,402)	19,852
Change in cash and cash equivalents	305,439	200,901	297,300
Cash and cash equivalents at beginning of period	1,728,692	1,527,791	1,230,491
Cash and cash equivalents at end of period	$2,034,131	$1,728,692	$1,527,791
Supplemental Cash Flow Information:
Cash paid for income taxes	$566,533	$442,549	$239,849

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

All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for per share data or unless otherwise specified. Certain prior year amounts on the consolidated statements of earnings and consolidated statements of cash flows have been reclassified to conform to the current year presentation.

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

The valuation allowance reduces a financial asset’s balance for credit losses expected to be incurred over the assets contractual term. The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method that uses historical credit loss information and considers the current economic environment. Additional allowances may be necessary in the future if changes in economic conditions are significant enough to affect expected credit losses. The Company has recorded an allowance for credit loss in the amounts of $9,466 and $6,686 as of December 31, 2022 and 2021, respectively. Additions and write-offs have not been significant in the periods presented.

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

For the years ended December 31, 2022 and 2021, the Company performed the required goodwill annual impairment test during the fourth quarter and determined that no impairment had occurred.

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

The Company derives its revenues by entering into agreements that are generally comprised of a single performance obligation, which is that freight is shipped for and received by the customer. Each performance obligation is comprised of one or more of the Company’s services. The Company's three principal services are the revenue categories presented in the Consolidated Statements of Earnings: 1) airfreight services, 2) ocean freight and ocean services, and 3) customs brokerage and other services. The most significant drivers of changes in gross revenues and related transportation expenses are volume, sell rates and buy rates. Volume has a similar effect on the change in both gross revenues and related transportation expenses in each of the Company's three primary sources of revenue.

The major portion of the Company's air and ocean freight revenues are generated by purchasing transportation services on a volume basis from direct (asset-based) carriers and then reselling that space to customers on a retail basis. The rate billed to our customers (the sell rate) is recognized as revenues and the rate we pay to the carrier (the buy rate) is recognized in operating expenses as the directly related cost of transportation and other expenses.

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

This method of measurement of progress depicts the pattern of the Company's actual performance under the contracts with the customer. There are no significant judgments involved in measuring the progress of the performance obligations. Amounts allocated to the services for each performance obligation are typically based on standalone selling prices. The Company does not have significant variable consideration in its contracts. Taxes assessed concurrently with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenues.

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

The Company evaluates whether amounts billed to customers should be reported as revenues on a gross or net basis. Generally, revenue is recorded on a gross basis when the Company is primarily responsible for fulfilling the promise to provide the services, when it assumes the risk of loss, when it has discretion in setting the prices for the services to the customers, and when the Company has the ability to direct the use of the services provided by the third party. In most cases the Company acts as an indirect carrier. When acting as an indirect carrier, the Company issues a House Airway Bill (HAWB), a House Ocean Bill of Lading (HOBL) or a House Seaway Bill to customers as the contract of carriage. In turn, when the freight is physically tendered to a direct carrier, the Company receives a contract of carriage known as a Master Airway Bill for airfreight shipments and a Master Ocean Bill of Lading for ocean shipments. When revenue is recorded on a net basis, the amounts earned are determined using a fixed fee, a per unit of activity fee or a combination thereof. For revenues earned in other capacities, for instance, when the Company does not issue a HAWB, a HOBL, or a House Seaway Bill or otherwise act solely as an agent for the shipper, only the commissions and fees earned for such services are included in revenues. In these transactions, the Company is not a principal and report only commissions and fees earned in revenues.

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

The Company uses a two-step approach to recognizing and measuring uncertain income tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating its tax positions and estimating our tax benefits, which may require periodic adjustments and which may not match the ultimate future outcome. The Company recognizes interest expense related to unrecognized tax benefits or underpayment of income taxes in interest expense and recognizes penalties in operating expenses.

U.S. corporate income tax laws and regulations include a territorial tax framework and provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries, Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies as well as U.S. income tax deductions for Foreign-derived intangible income (FDII). The Company treats BEAT and GILTI as discrete adjustments as components of current income tax expense.

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

I. | Stock Plans

The Company maintains several equity incentive plans under which the Company has granted stock options, director restricted stock, restricted stock units (RSUs), performance stock units (PSUs) and employee stock purchase rights to employees or directors. The Company recognizes stock compensation expense based on the fair value of awards granted to employees and directors under the Company’s Amended and Restated 2017 Omnibus Plan and employee stock purchase rights plans. This expense, adjusted for expected performance and forfeitures, is recognized in net earnings on a straight-line basis over the service periods as salaries and related costs on the consolidated statements of earnings. Expense for PSUs is recognized over the service period when it is probable the performance goal will be achieved and based on the most probable outcome of performance conditions at the reporting date. RSUs and PSUs awarded to certain employees meeting specific retirement eligibility criteria at the time of grant are expensed immediately, as there is no substantive service period associated with those awards.

J. | Foreign Currency

Foreign currency amounts attributable to foreign operations have been translated into U.S. dollars using year-end exchange rates for assets and liabilities, historical rates for equity, and weighted average rates for revenues and expenses. Currency fluctuations are a normal operating factor in the conduct of the Company’s business and foreign exchange transaction gains and losses are included in revenues and operating expenses. Also, the Company is exposed to foreign currency exchange fluctuations on monetary assets and liabilities denominated in currencies that are not the local functional currency. Foreign exchange gains and losses on such balances are recognized in net earnings within customs brokerage and other services costs. Net foreign currency losses in 2022, 2021 and 2020 were $1,616, $11,806, and $25,398, respectively.

The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure. Accordingly, the Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely. Such hedging activity during 2022, 2021 and 2020 was insignificant. The Company had no foreign currency derivatives outstanding at December 31, 2022 and 2021.

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

Accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments, net of related income tax effects, as of December 31, 2022 and 2021.

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

M. | Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company uses estimates primarily in the following areas: accounts receivable valuation, accrual of costs related to ancillary services the Company performs, typically at the destination location, self-insured liabilities, accrual of various tax liabilities, accrual of loss contingencies, including estimates for ongoing and potential claims as a result of the downtime caused by the cyber-attack, calculation of share-based compensation expense and estimates related to determining the lease term and discount rate when measuring ROU assets and lease liabilities. See Note 11 for further information on estimates related to the cyber-attack. Actual results could be materially different from the estimated provisions and accruals recorded.

NOTE 2. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, other than cash, consist primarily of cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying value of these financial instruments approximates their fair value.

Cash and cash equivalents consist of the following:

	December 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents:
Cash and overnight deposits	$1,038,903	$1,038,903	$1,241,565	$1,241,565
Corporate commercial paper	977,887	978,325	423,261	423,279
Time deposits and money market funds	17,341	17,341	63,866	63,866
Total cash and cash equivalents	$2,034,131	$2,034,569	$1,728,692	$1,728,710

The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).

NOTE 3. PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

	2022	2021
Land	$139,635	$147,310
Buildings and leasehold improvements	505,525	494,797
Furniture, fixtures, equipment and purchased software	420,485	382,676
Construction in progress	4,029	4,764
Property and equipment, at cost	1,069,674	1,029,547
Less accumulated depreciation and amortization	567,758	541,677
Property and equipment, net	$501,916	$487,870

NOTE 4. LEASES

The Company enters into lease agreements primarily for office and warehouse space in all districts where it conducts business. As of December 31, 2022, all of the Company's leases are operating leases. Lease terms are either on a month-to-month basis or terminate at various times through 2040. The Company also has two long-term operating lease arrangements to use land, for which the usage rights were entirely prepaid. Usage rights for those arrangements are recognized in rent expense over the lease terms up to 2057.

Lease cost is recorded under rent and occupancy expenses in the consolidated statements of earnings and is comprised of the following for the year-ended December 31:

	2022	2021	2020
Operating lease cost	$107,858	$98,219	$91,436
Variable lease cost	47,553	39,607	26,857
Total lease cost	$155,411	$137,826	$118,293

Variable lease cost includes short-term lease expenses, which are insignificant.

Maturities of lease liabilities as of December 31, 2022 are as follows:

2023	$112,010
2024	97,113
2025	88,513
2026	71,776
2027	56,552
Thereafter	159,363
Total minimum lease payments	585,327
Less imputed interest	66,862
Lease liability	$518,465

As of December 31, 2022, the Company had $101 million in operating lease obligations with maturities through 2034 for several office and warehouse locations not included in the lease liabilities, as the lease had not yet commenced.

The weighted-average remaining lease term and weighted-average discount rate are as follows:

	2022	2021
Weighted-average remaining lease term (in years)	7.10	7.45
Weighted-average discount rate	3.63%	3.71%

Other information related to the Company's operating leases are as follows:

	2022	2021	2020
Right-of-use assets obtained in exchange for new operating lease liabilities	$151,654	$117,409	$109,515
Cash paid for amounts included in the measurement of lease liabilities	$106,772	$95,804	$90,101

NOTE 5. SHAREHOLDERS’ EQUITY

A. | Stock Repurchase Plan

The Company has a Discretionary Stock Repurchase Plan, originally approved by the Board of Directors in November 2001 and amended from time to time, under which management as of December 31, 2022 is authorized to repurchase shares down to 150,000 shares of common stock outstanding. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. On February 20, 2023, the Board of Directors amended the plan to further authorize repurchases down to 140,000 shares. This authorization has no expiration date.

Cumulative shares of common stock repurchased since inception of the above plan and a previous now expired plan were 137,498.

B. | Omnibus Incentive Plan

On May 5, 2020, the shareholders approved the Company's Amended and Restated 2017 Omnibus Incentive Plan (Amended 2017 Plan), which made available 5,500 shares of the Company's common stock in aggregate to be issued under any award type allowed by the Amended 2017 Plan. The RSUs granted in 2022, 2021 and 2020 generally vest annually over three years based on continued employment and are settled upon vesting in shares of the Company's common stock on a one-for-one basis.

The Amended 2017 Plan also provides for annual equity awards to non-employee directors. The Amended 2017 Plan provides for an annual grant of equity awards to each participant with a fair market value that may not exceed $600, or $800 with respect to the Chairman of the Board. Restricted shares granted to non-employee directors in 2022, 2021 and 2020 vest at the time of grant and there were no unvested restricted shares as of December 31, 2022. In 2022, 16 fully vested RSUs with a weighted average grant date fair value per share of $102.65 were granted to non-employee directors.

The following table summarizes information about RSUs and restricted shares:

	Number of shares	Weighted average grant date fair value
Nonvested at December 31, 2021	794	$89.74
RSUs granted	372	$102.65
RSUs vested	(439)	$85.37
RSUs forfeited	(20)	$93.24
Nonvested at December 31, 2022	707	$99.09

In 2022, 2021 and 2020, the Company also awarded 84, 75 and 95 PSUs, respectively, under the Amended 2017 Plan. Nonvested PSUs include performance conditions to be finally measured based on financial results at December 31, 2023 and 2024. The final number of PSUs will be determined using an adjustment factor of up to 2 times or down to 0.5 of the targeted PSU grant, depending on the degree of achievement of the designated performance targets. If the minimum performance thresholds are not achieved, no shares will be issued. Each PSU will convert to one share of the Company's common stock upon vesting.

At December 31, 2022, there were 161 shares of nonvested PSUs at target levels, with a weighted-average grant date fair value of $107.58. At December 31, 2022, 197 PSUs with a grant date fair value of $72.90 became vested based on satisfaction of performance goals but had not settled.

RSUs and PSUs granted under the Amended 2017 Plan have dividend equivalent rights, which entitle holders of RSUs and PSUs to the same dividend value per share as holders of common stock. Dividend equivalent rights are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs and are accumulated and paid in shares when the underlying awards is released.

At December 31, 2022, there are approximately 2,041 shares available for grant under the Amended 2017 Plan.

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

C. | Stock Option Plans

Prior to 2017, the Company granted stock options under stock option plans approved annually by shareholders. Those plans generally allowed for the grant of qualified and non-qualified grants and outstanding options expire no more than ten years from the date of grant. All options were fully vested as of December 31, 2020. No additional shares can be granted under any of the Company's stock option plans other than the Amended 2017 Plan.

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

The following table summarizes information about stock options:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at December 31, 2021	2,329	$44.07
Options granted	—	$—
Options exercised	(539)	$41.48
Options canceled	(6)	$41.53
Outstanding at December 31, 2022	1,784	$44.86	2.29	$105,400
Exercisable at December 31, 2022	1,784	$44.86	2.29	$105,400

D. | Stock Purchase Plan

In May 2002, the shareholders approved the Company’s 2002 Employee Stock Purchase Plan (the 2002 Plan), which became effective August 1, 2002. As last amended in May 2019, the Company’s 2002 Plan provides for 15,305 shares of the Company’s common stock to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year. The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of (1) 85% of the fair market value of the Company’s stock on the last trading day in July or (2) 85% of the fair market value of the Company’s stock on the first trading day in August of the preceding year. A total of 14,174 shares have been issued under the 2002 Plan since inception and $32,458 has been withheld from employees at December 31, 2022 in connection with the plan year ending July 31, 2023.

E. | Share-Based Compensation Expense

The fair value of employee stock purchase rights granted under the 2002 Plan is estimated on the date of grant using the Black-Scholes Model with the following assumptions:

	For the years ended December 31,
	2022	2021	2020
Dividend yield	1.30%	1.10%	1.40%
Volatility	29%	20%	32%
Risk-free interest rates	3.02%	0.08%	0.15%
Expected life (years)	1	1	1
Weighted average fair value	$27.07	$28.55	$23.26

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

The compensation expense for employee RSUs and PSUs is based on the fair market value of the Company’s share of common stock on the date of grant. RSUs and PSUs awarded in 2022, 2021 and 2020 were granted at a weighted-average grant date fair value of $102.65, $113.82 and $74.00, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was approximately $34 million, $82 million and $117 million, respectively.

As of December 31, 2022, the total unrecognized compensation cost related to stock awards is $52 million and the weighted average period over which that cost is expected to be recognized is 1.6 years.

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

	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2022
Basic earnings attributable to shareholders	$1,357,399	163,010	$8.33
Effect of dilutive potential common shares	—	1,417	—
Diluted earnings attributable to shareholders	$1,357,399	164,427	$8.26
2021
Basic earnings attributable to shareholders	$1,415,492	169,145	$8.37
Effect of dilutive potential common shares	—	2,105	—
Diluted earnings attributable to shareholders	$1,415,492	171,250	$8.27
2020
Basic earnings attributable to shareholders	$696,140	168,333	$4.14
Effect of dilutive potential common shares	—	2,563	—
Diluted earnings attributable to shareholders	$696,140	170,896	$4.07

In 2022, 1,072 potential common shares were excluded from the computation of diluted earnings per share because the effect would have been antidilutive. Substantially all outstanding potential common shares in 2021 and 2020 were dilutive.

NOTE 7. INCOME TAXES

Income tax expense (benefit) includes the following components:

	Federal	State	Foreign	Total
2022
Current	$149,840	$63,140	$295,546	$508,526
Deferred	(27,904)	(5,336)	—	(33,240)
	$121,936	$57,804	$295,546	$475,286
2021
Current	$126,840	$54,484	$328,137	$509,461
Deferred	(3,981)	291	—	(3,690)
	$122,859	$54,775	$328,137	$505,771
2020
Current	$37,551	$18,432	$193,996	$249,979
Deferred	8,440	(69)	—	8,371
	$45,991	$18,363	$193,996	$258,350

The components of earnings before income taxes are as follows:

	2022	2021	2020
United States	$987,186	$823,009	$325,009
Foreign	848,705	1,101,607	631,555
	$1,835,891	$1,924,616	$956,564

Income tax expense differs from amounts computed by applying the United States Federal income tax rate of 21% when compared to earnings before income taxes as a result of the following:

	2022	2021	2020
Computed “expected” tax expense	$385,537	$404,169	$200,879
Increase (decrease) in income taxes resulting from:
Effect of foreign taxes	32,293	46,644	48,584
State income taxes, net of Federal income tax benefit	45,665	43,272	14,507
Nondeductible executive compensation	8,019	8,981	4,324
Stock compensation expense, net	454	(6,238)	(8,461)
Other, net	3,318	8,943	(1,483)
	$475,286	$505,771	$258,350

In 2022, 2021 and 2020, the Company also benefited from U.S. Federal tax credits totaling $41.6 million, $27.9 million and, $16.7 million, respectively, principally because of withholding taxes related to the Company's foreign operations, as well as U.S. income tax deductions for Foreign-derived intangible income (FDII) of $41.7 million, $22.6 million, and $10.0 million, respectively. The Company's effective tax rate in 2021 and 2020 benefited from significant share-based compensation deductions. These amounts were offset by the effect of higher foreign tax rates of the Company's international subsidiaries, when compared to the U.S. Federal income tax rate of 21%, as well as certain expenses that are no longer deductible under the 2017 Tax Act, including certain executive compensation in excess of amounts allowed. The Company treats BEAT and GILTI as components of current income tax expense. For the years 2022, 2021 and 2020, there was no BEAT expense and GILTI expense was insignificant.

The tax effects of temporary differences and tax credits that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

Years ended December 31,	2022	2021
Deferred Tax Assets:
Deductible stock compensation expense, net	$9,707	$11,291
Operating lease liabilities	72,506	67,065
Capitalized R&D expenses	23,246	—
Accrued third party obligations, deductible for taxes upon economic performance	9,601	6,504
Excess of financial statement over tax depreciation	10,280	9,182
Foreign currency translation adjustments	12,184	8,729
Retained liability for cargo claims	1,592	1,430
Provision for credit losses on accounts receivable	3,550	2,168
Total gross deferred tax assets	142,666	106,369
Deferred Tax Liabilities:
Unremitted foreign earnings, net of related foreign tax credits	36,542	41,560
Operating lease assets	68,675	64,080
Total gross deferred tax liabilities	105,217	105,640
Net deferred tax assets	$37,449	$729

Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of December 31, 2022 and 2021.

The Company is subject to taxation in various states and many foreign jurisdictions including the People’s Republic of China, including Hong Kong, Taiwan, Vietnam, India, Mexico, Canada, Netherlands and the United Kingdom. The Company believes that its tax positions, including intercompany transfer pricing policies, are reasonable and consistent with established transfer pricing methodologies and norms. The Company is under, or may be subject to, audit or examination and assessments by the relevant authorities in respect to these and any other jurisdictions primarily for years 2009 and thereafter. Sometimes audits result in proposed assessments where the ultimate resolution could result in significant additional tax, penalties and interest payments being required. The Company establishes liabilities when, despite its belief that the tax return positions are appropriate and consistent with tax law, it concludes that it may not be successful in realizing the tax position. In evaluating a tax position, the Company determines whether it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position and in consultation with qualified legal and tax advisors.

The total amount of the Company’s tax contingencies may increase in 2023. In addition, changes in state, federal, and foreign tax laws and changes, including transfer pricing and changes in interpretations of these laws may increase the Company’s existing tax contingencies. The timing of the resolution of income tax examinations can be highly uncertain, and the amounts ultimately paid including interest and penalties, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts recorded. It is reasonably possible that within the next twelve months the Company may undergo further audits and examinations by various tax authorities and possibly may reach resolution related to income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to the Company’s contingencies related to positions on tax filings in future years. The estimate of any ultimate tax liability contains assumptions based on experiences, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by the taxing jurisdiction. The Company cannot currently provide an estimate of the range of possible outcomes. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the years ended December 31, 2022, 2021 and 2020.

NOTE 8. COMMITMENTS

A. | Unconditional Purchase Obligations

The Company enters into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. Historically, the Company has met these obligations in the normal course of business within one year. In the regular course of business, the Company also enters into agreements with service providers to maintain or operate equipment, facilities or software that can be longer than one year. We also regularly have contractual obligations for specific projects related to improvements of our owned or leased facilities and information technology infrastructure. Purchase obligations outstanding as of December 31, 2022 totaled $150 million.

B. | Employee Benefits

The Company has employee savings plans under which the Company provides a discretionary matching contribution. In 2022, 2021 and 2020, the Company’s contributions under the plans were $24,774, $22,587, and $20,713, respectively.

C. | Credit Arrangements

Certain of the Company’s foreign subsidiaries maintain bank lines of credit for short-term working capital purposes. A few of these credit lines are supported by standby letters of credit issued by a United States bank, or guarantees issued by the Company to the foreign banks issuing the credit line. At December 31, 2022, borrowings under these credit lines were $57,778 and the Company was contingently liable for approximately $77,528 under outstanding standby letters of credit and guarantees. At December 31, 2022, the Company was in compliance with all restrictive covenants of these credit lines and the associated credit facilities.

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

NOTE 9. CONTINGENCIES

The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. As of December 31, 2022, the Company recorded $22 million in tax contingencies in other operating expenses and $22 million of interest expense in the consolidated statement of earnings, related to a non income tax contingency. Other amounts recorded for claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters, including potential claims resulting from a cyber-attack in February 2022.

NOTE 10. BUSINESS SEGMENT INFORMATION

Financial information regarding 2022, 2021 and 2020 operations by the Company’s designated geographic areas is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMINATIONS	CONSOLIDATED
2022
Revenues	$4,869,364	517,662	257,721	5,810,088	2,144,034	2,471,456	1,005,489	(4,530)	17,071,284
Directly related cost of transportation and other expenses [1]	$2,943,232	310,206	160,273	4,853,902	1,751,187	1,768,102	791,887	(1,892)	12,576,897
Salaries and other operating expenses [2]	$944,050	188,192	72,177	504,805	238,658	573,598	151,069	(2,533)	2,670,016
Operating income [3]	$982,082	19,264	25,271	451,381	154,189	129,756	62,533	(105)	1,824,371
Identifiable assets at period end	$3,070,697	209,516	123,003	675,022	316,777	938,660	283,872	(27,113)	5,590,434
Capital expenditures	$56,411	2,954	937	2,976	1,543	17,868	4,135	—	86,824
Depreciation and amortization	$35,461	1,892	1,123	4,682	1,966	9,640	2,574	—	57,338
Equity	$2,246,417	31,132	56,416	274,703	136,944	263,278	145,269	(40,624)	3,113,535
2021
Revenues	$4,344,825	440,226	209,161	6,363,054	2,046,569	2,258,911	865,509	(4,738)	16,523,517
Directly related cost of transportation and other expenses [1]	$2,491,947	245,842	125,940	5,295,612	1,666,792	1,558,705	675,303	(1,986)	12,058,155
Salaries and other operating expenses [2]	$1,019,236	123,147	57,779	515,703	204,574	494,760	143,581	(2,744)	2,556,036
Operating income	$833,642	71,237	25,442	551,739	175,203	205,446	46,625	(8)	1,909,326
Identifiable assets at period end	$3,699,748	265,872	122,327	1,587,659	572,980	1,089,963	350,843	(79,463)	7,609,929
Capital expenditures	$19,527	983	471	1,786	2,057	9,507	1,916	—	36,247
Depreciation and amortization	$29,826	1,780	1,079	5,047	1,965	9,228	2,387	—	51,312
Equity	$2,599,804	111,952	41,743	224,765	140,129	294,348	123,598	(38,348)	3,497,991
2020
Revenues	$2,776,537	325,878	156,163	3,425,510	961,989	1,455,746	486,331	(3,761)	9,584,393
Directly related cost of transportation and other expenses [1]	$1,568,452	190,326	93,249	2,744,264	711,004	992,357	359,002	(1,952)	6,656,702
Salaries and other operating expenses [2]	$877,117	100,687	48,114	332,978	149,269	375,900	104,968	(1,779)	1,987,254
Operating income	$330,968	34,865	14,800	348,268	101,716	87,489	22,361	(30)	940,437
Identifiable assets at period end	$2,532,324	186,204	85,085	876,856	272,106	752,589	240,984	(18,645)	4,927,503
Capital expenditures	$31,604	1,886	564	2,202	2,264	6,394	2,629	—	47,543
Depreciation and amortization	$37,081	1,946	1,194	4,961	1,876	8,029	1,872	—	56,959
Equity	$1,928,945	67,243	32,273	241,155	121,411	196,637	114,369	(38,806)	2,663,227
1.
Directly related cost of transportation and other expenses totals operating expenses from airfreight services, ocean freight and ocean services and customs brokerage and other services as shown in the consolidated statements of earnings.
2.
Salaries and other operating expenses totals salaries and related, rent and occupancy, depreciation and amortization, selling and promotion and other as shown in the consolidated statements of earnings.
3.
In 2022, Other North America operating income includes charges of $22 million related to non-income tax contingencies.

Other than the United States, only the People’s Republic of China, including Hong Kong, represented more than 10% of the Company’s total revenue, total operating income, total identifiable assets or equity in any period presented as noted in the table below.

	2022	2021	2020
Revenues	27%	31%	29%
Operating income	19%	22%	29%
Identifiable assets at year end	10%	17%	14%
Equity	7%	4%	6%

NOTE 11. CYBER-ATTACK

On February 20, 2022, management determined that the Company was the subject of a targeted cyber-attack. Upon discovering the incident, the Company shut down most of its connectivity, operating and accounting systems globally to manage the safety of its overall global systems environment and initiated its cybersecurity incident response plan. The Company's security teams, supplemented by commercial cybersecurity experts and in collaboration with law enforcement, worked to remediate this cyber-attack. The Company undertook extensive efforts to identify, contain, eradicate and methodically recover from this attack as rapidly as possible. The Company had limited ability to conduct operations for a period of approximately three weeks including but not limited to arranging for shipments of freight or managing customs and distribution activities for its customers’ shipments and performing accounting functions. The Company’s teams worked to maintain its business operations and minimize the impact on its employees, customers and operating partners, including regulatory agencies. The Company continues to incorporate learnings from the cyber-attack.

In 2022 the Company has incurred, as a result of its inability to timely process and move shipments through ports during the downtime, approximately $47 million in incremental demurrage charges, net of recoveries, where the Company has direct liability for this obligation. These costs are recorded in customs brokerage and other services expenses.

Additionally, principally in the first quarter, the Company incurred investigation, recovery, and remediation expenses, including costs to recover its operational and accounting systems and to enhance cybersecurity protections. These costs are primarily comprised of various consulting services including cybersecurity experts, outside legal advisors, and other IT professional expenses. The Company also recorded estimated liabilities for potential shipment-related claims. In 2022, the total amount recorded for these items was approximately $18 million and is recorded in other operating expenses. The Company did not incur significant capital expenditures as a result of the cyber-attack.

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

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

ANNUAL REPORT

ON

FORM 10-K

FOR FISCAL YEAR ENDED

December 31, 2022

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

EXHIBITS

Exhibit Number	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Yearly Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL