Form 10-Q
period 2023-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2023-05-04
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

At April 28, 2023, the number of shares outstanding of the issuer’s common stock was 152,792,181.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets:
Current Assets:
Cash and cash equivalents	$2,350,794	$2,034,131
Accounts receivable, less allowance for credit loss of $8,358 at March 31, 2023 and $9,466 at December 31, 2022	1,604,467	2,107,645
Deferred contract costs	195,670	257,545
Other	106,080	118,696
Total current assets	4,257,011	4,518,017
Property and equipment, less accumulated depreciation and amortization of $577,841 at March 31, 2023 and $567,757 at December 31, 2022	500,482	501,916
Operating lease right-of-use assets	509,019	507,503
Goodwill	7,927	7,927
Deferred federal and state income taxes, net	38,093	37,449
Other assets, net	20,045	17,622
Total assets	$5,332,577	$5,590,434
Liabilities:
Current Liabilities:
Accounts payable	950,907	1,108,996
Accrued liabilities, primarily salaries and related costs	432,816	479,262
Contract liabilities	244,667	323,101
Current portion of operating lease liabilities	98,469	95,621
Federal, state and foreign income taxes	33,197	47,075
Total current liabilities	1,760,056	2,054,055
Noncurrent portion of operating lease liabilities	422,153	422,844
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding: 152,712 shares at March 31, 2023 and 154,313 shares at December 31, 2022	1,527	1,543
Additional paid-in capital	—	139
Retained earnings	3,336,140	3,310,892
Accumulated other comprehensive loss	(190,498)	(202,553)
Total shareholders’ equity	3,147,169	3,110,021
Noncontrolling interest	3,199	3,514
Total equity	3,150,368	3,113,535
Total liabilities and equity	$5,332,577	$5,590,434

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2023	2022
Revenues:
Airfreight services	$904,903	$1,598,555
Ocean freight and ocean services	697,307	1,976,246
Customs brokerage and other services	990,379	1,089,497
Total revenues	2,592,589	4,664,298
Operating Expenses:
Airfreight services	666,022	1,142,546
Ocean freight and ocean services	483,682	1,600,243
Customs brokerage and other services	569,398	773,322
Salaries and related	449,848	538,940
Rent and occupancy	57,632	50,928
Depreciation and amortization	15,261	12,975
Selling and promotion	6,384	4,048
Other	68,393	79,536
Total operating expenses	2,316,620	4,202,538
Operating income	275,969	461,760
Other Income (Expense):
Interest income	18,775	1,892
Interest expense	(2,645)	(503)
Other, net	8,479	8,030
Other income, net	24,609	9,419
Earnings before income taxes	300,578	471,179
Income tax expense	74,580	121,699
Net earnings	225,998	349,480
Less net (losses) earnings attributable to the noncontrolling interest	(13)	3,371
Net earnings attributable to shareholders	$226,011	$346,109
Diluted earnings attributable to shareholders per share	$1.45	$2.05
Basic earnings attributable to shareholders per share	$1.47	$2.07
Weighted average diluted shares outstanding	155,472	169,216
Weighted average basic shares outstanding	154,164	167,499

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended March 31,
	2023	2022
Net earnings	$225,998	$349,480
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of income tax benefits of $4,268 and $1,500 for the three months ended March 31, 2023 and 2022	11,753	(8,012)
Other comprehensive income (loss)	11,753	(8,012)
Comprehensive income	237,751	341,468
Less comprehensive (loss) income attributable to the noncontrolling interest	(315)	2,374
Comprehensive income attributable to shareholders	$238,066	$339,094

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2023	2022
Operating Activities:
Net earnings	$225,998	$349,480
Adjustments to reconcile net earnings to net cash from operating activities:
Provisions for losses (recoveries) on accounts receivable	1,072	(416)
Deferred income tax expense (benefit)	2,036	(3,236)
Stock compensation expense	12,488	11,603
Depreciation and amortization	15,261	12,975
Other, net	1,159	455
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	508,606	(132,348)
(Decrease) increase in accounts payable and accrued liabilities	(202,923)	140,191
Decrease in deferred contract costs	67,621	173,930
Decrease in contract liabilities	(84,447)	(193,357)
Increase in income taxes payable, net	91	46,259
(Increase) decrease in other, net	(550)	8,410
Net cash from operating activities	546,412	413,946
Investing Activities:
Purchase of property and equipment	(10,126)	(14,412)
Other, net	575	79
Net cash from investing activities	(9,551)	(14,333)
Financing Activities:
Payments on borrowings on lines of credit	(26,402)	(3,102)
Proceeds from borrowings on lines of credit	11,495	22,592
Proceeds from issuance of common stock	9,288	5,751
Repurchases of common stock	(213,502)	—
Payments for taxes related to net share settlement of equity awards	(7,445)	(7,482)
Net cash from financing activities	(226,566)	17,759
Effect of exchange rate changes on cash and cash equivalents	6,368	(6,438)
Change in cash and cash equivalents	316,663	410,934
Cash and cash equivalents at beginning of period	2,034,131	1,728,692
Cash and cash equivalents at end of period	$2,350,794	$2,139,626
Taxes Paid:
Income taxes	$70,786	$77,960

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Common Stock
For the three months ended March 31, 2023 and 2022	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2022	154,313	$1,543	$139	$3,310,892	$(202,553)	$3,110,021	$3,514	$3,113,535
Shares issued under employee stock plans, net of tax withholding for net settlement	358	4	1,840	—	—	1,844	—	1,844
Shares repurchased under provisions of stock repurchase plan	(1,959)	(20)	(14,809)	(200,421)	—	(215,250)	—	(215,250)
Stock compensation expense	—	—	12,488	—	—	12,488	—	12,488
Net earnings	—	—	—	226,011	—	226,011	(13)	225,998
Other comprehensive income (loss)	—	—	—	—	12,055	12,055	(302)	11,753
Dividends and dividend equivalents paid	—	—	342	(342)	—	—	—	—
Balance at March 31, 2023	152,712	$1,527	$—	$3,336,140	$(190,498)	$3,147,169	$3,199	$3,150,368

Balance at December 31, 2021	167,210	$1,672	$3,160	$3,620,008	$(130,414)	$3,494,426	$3,565	$3,497,991
Shares issued under employee stock plans, net of tax withholding for net settlement	267	3	(1,734)	—	—	(1,731)	—	(1,731)
Shares repurchased under provisions of stock repurchase plan	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	11,603	—	—	11,603	—	11,603
Net earnings	—	—	—	346,109	—	346,109	3,371	349,480
Other comprehensive loss	—	—	—	—	(7,015)	(7,015)	(997)	(8,012)
Dividends and dividend equivalents paid	—	—	314	(314)	—	—	—	—
Balance at March 31, 2022	167,477	$1,675	$13,343	$3,965,803	$(137,429)	$3,843,392	$5,939	$3,849,331

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

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 1, 2023.

All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for per share data or unless otherwise specified. Certain prior year amounts have been reclassified to conform to the current year presentation, including revisions to the condensed consolidated statement of earnings and condensed consolidated statements of cash flows.

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

The Company typically satisfies its performance obligations as services are rendered over time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed over the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one to two month-period and contracts with customers have an original expected duration of less than one year. The Company satisfied nearly all performance obligations for the contract liabilities recorded as of December 31, 2022.

The Company evaluates whether amounts billed to customers should be reported as revenues on a gross or net basis. Generally, revenue is recorded on a gross basis when the Company is primarily responsible for fulfilling the promise to provide the services, when it assumes the risk of loss, when it has discretion in setting the prices for the services to the customers, and when the Company has the ability to direct the use of the services provided by the third party. When revenue is recorded on a net basis, the amounts earned are determined using a fixed fee, a per unit of activity fee or a combination thereof. For revenues earned in other capacities, for instance, when the Company does not issue a House Airway Bill (HAWB), a House Ocean Bill of Lading (HOBL) or a House Seaway Bill or otherwise act solely as an agent for the shipper, only the commissions and fees earned for such services are included in revenues. In these transactions, the Company is not a principal and reports only the commissions and fees earned in revenues.

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

D.
Accounts Receivable

The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method that uses historical credit loss information and considers the current economic environment. Additional allowances may be necessary in the future if changes in economic conditions are significant enough to affect expected credit losses. The Company has recorded an allowance for credit loss in the amounts of $8,358 as of March 31, 2023 and $9,466 as of December 31, 2022. Additions and write-offs have not been significant in the periods presented.

E.
Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company uses estimates primarily in the following areas: accounts receivable valuation, accrual of costs related to ancillary services the Company performs, typically at the destination location, self-insured liabilities, accrual of various tax liabilities, accrual of loss contingencies, including estimates for ongoing and potential claims as a result of the downtime caused by the cyber-attack in 2022, calculation of share-based compensation expense and estimates related to determining the lease term and discount rate when measuring ROU assets and lease liabilities. See Note 8 for further information on estimates related to the cyber-attack. Actual results could be materially different from the estimated provisions and accruals recorded.

Note 2. Income Taxes

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

The Company’s consolidated effective income tax rate was 24.8% for the three months ended March 31, 2023, as compared to 25.8% to the comparable period in 2022. For the three month periods ended March 31, 2023 and 2022 there was no BEAT expense and GILTI expense was insignificant. Both periods benefited from U.S. income tax deductions for FDII. For the quarter ended March 31, 2023, the Company benefited from higher U.S. Federal tax credits, principally because of withholding taxes related to the Company’s foreign operations compared to the same period in 2022. The impact of the 15% corporate alternative minimum tax based on financial statement income (BMT), which became effective in 2023 in the U.S., under the Inflation Reduction Act for the quarter ended March 31, 2023, was insignificant.

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

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended March 31,
	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2023
Basic earnings attributable to shareholders	$226,011	154,164	$1.47
Effect of dilutive potential common shares	—	1,308	—
Diluted earnings attributable to shareholders	$226,011	155,472	$1.45
2022
Basic earnings attributable to shareholders	$346,109	167,499	$2.07
Effect of dilutive potential common shares	—	1,717	—
Diluted earnings attributable to shareholders	$346,109	169,216	$2.05

Substantially all outstanding potential common shares as of March 31, 2023 and 2022 were dilutive.

Note 4. Shareholders' Equity

The Company has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding common stock. The Board of Directors last amended the plan on February 20, 2023 to authorize repurchases down from 150,000 to 140,000 shares. This authorization has no expiration date. During the three months ended March 31, 2023, there were 1,959 shares repurchased at an average price of $108.98 per share, compared to no shares repurchased during the same period in 2022.

Accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments, net of related income tax effects, for all the periods presented.

Subsequent to the end of the first quarter of 2023, on May 1, 2023, the Board of Directors declared a semi-annual dividend of $.69 per share payable on June 15, 2023 to shareholders of record as of June 1, 2023.

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

Cash and cash equivalents consist of the following:

	March 31, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$1,269,306	$1,269,306	$1,038,903	$1,038,903
Corporate commercial paper	1,052,261	1,054,334	977,887	978,325
Time deposits and money market funds	29,227	29,227	17,341	17,341
Total cash and cash equivalents	$2,350,794	$2,352,867	$2,034,131	$2,034,569

The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).

Note 6. Contingencies

The Company is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal and tax advisors, none of these matters are expected to have a significant effect on the Company's operations, cash flows or financial position. The changes in the amounts recorded for claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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

Financial information regarding the Company’s operations by geographic area is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the three months ended March 31, 2023:
Revenues	$945,494	109,850	54,695	582,421	224,127	534,464	142,703	(1,165)	2,592,589
Directly related cost of transportation and other expenses[1]	$539,957	69,205	32,302	452,342	157,623	372,260	95,949	(536)	1,719,102
Salaries and other operating expenses[2]	$267,683	35,824	19,502	71,140	46,798	127,372	29,832	(633)	597,518
Operating income	$137,854	4,821	2,891	58,939	19,706	34,832	16,922	4	275,969
Identifiable assets at period end	$3,005,502	206,459	119,334	633,970	284,028	844,049	254,458	(15,223)	5,332,577
Capital expenditures	$5,444	469	230	590	167	2,983	243	—	10,126
Equity	$2,284,489	35,977	57,026	317,325	153,321	191,116	154,143	(43,029)	3,150,368
For the three months ended March 31, 2022:
Revenues	$1,241,224	104,610	57,707	1,769,016	646,329	575,791	270,681	(1,060)	4,664,298
Directly related cost of transportation and other expenses[1]	$763,423	64,232	33,857	1,480,093	538,883	417,620	218,100	(97)	3,516,111
Salaries and other operating expenses[2]	$333,649	24,869	13,101	123,113	45,329	109,269	38,042	(945)	686,427
Operating income	$144,152	15,509	10,749	165,810	62,117	48,902	14,539	(18)	461,760
Identifiable assets at period end	$4,199,798	283,674	147,391	1,329,469	591,672	1,076,451	358,722	(31,184)	7,955,993
Capital expenditures	$9,477	1,078	109	531	290	2,058	869		14,412
Equity	$2,753,888	108,208	52,188	337,802	189,168	317,436	133,250	(42,609)	3,849,331

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

Note 8. Cyber-Attack

In the first quarter of 2022, the Company was the subject of a targeted cyber-attack, which resulted in having to shut down most the Company's connectivity, operating and accounting systems globally for a period of approximately three weeks to manage the safety of its overall global systems environment.

In the first quarter of 2022, the Company incurred, as a result of its inability to timely process and move shipments through ports during the downtime, approximately $42 million in incremental demurrage charges, net of recoveries, where the Company has direct liability for this obligation. These costs are recorded in customs brokerage and other services expenses. The Company incurred investigation, recovery, and remediation expenses, including costs to recover its operational and accounting systems and to enhance cybersecurity protections. The Company also recorded estimated liabilities for potential shipment-related claims. In the first quarter of 2022, the total amount recorded for these items was approximately $20 million. Amounts are recorded in other operating expenses.

In the first quarter of 2023, incremental charges recorded related to the cyber-attack were insignificant. Since the cyber-attack, the company incurred cumulative additional expenses of $60 million, net of recoveries and adjustments to prior estimates, and experienced a loss of revenues that cannot be quantified as a result of this attack.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements Under Private Securities Litigation Reform Act Of 1995; Certain Cautionary Statements

Certain portions of this report on Form 10-Q including the sections entitled "Overview," "Highlights from First Quarter 2023," "Industry Trends, Trade Conditions and Competition," "Seasonality," "Critical Accounting Estimates," "Results of Operations," "Income tax expense," "Currency and Other Risk Factors" and "Liquidity and Capital Resources" contain forward-looking statements. Words such as "will likely result," "expects", "are expected to," "would expect," "would not expect," "will continue," "is anticipated," "estimate," "project," "plan," "believe," "probable," "reasonably possible," "may," "could," "should," "would," "intends," "foreseeable future" or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, signs of a slowing economy and drop in demand, future supply chain and transportation disruptions and other characterizations of disruptive events or circumstances are forward-looking statements. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. Attention should be given to the risk factors identified and discussed in Part I, Item 1A in the Company’s annual report on Form 10-K filed on March 1, 2023 and in Part II, Item 1A in this report. Management believes that these forward-looking statements are reasonable as of this filing date and we do not assume any obligations to update these statements except as required by law.

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

The mix of services varies by segment based primarily on the import or export orientation of local operations in each of our regions. In accordance with our revenue recognition policy (see Note 1. B to the condensed consolidated financial statements in this report).

Highlights from First Quarter 2023

The significant impacts are discussed within “Results of Operations” and the financial highlights below.

•
Volumes transacted in most services were down due to softening customer demand from a slowdown in the global economy and international trade as customers’ inventory levels remain high.
•
Average buy and sell rates have continued declining as available capacity for transportation exceeded demand.
•
As a result of volume and rate trends above, revenues and expenses in airfreight and ocean services were significantly down compared to the first and fourth quarter 2022.
•
As port congestion has cleared our customs brokerage and other services benefited from lower costs and a reduction in costs related to the cyber-attack incurred in the first quarter of 2022.
•
Net earnings to shareholders decreased 35%.
•
Cash from operations increased 32% to $546 million and we returned $214 million to shareholders in common stock repurchases.

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

Our ability to provide services to our customers is highly dependent on good working relationships with a variety of entities, including airlines, ocean carrier lines and ground transportation providers, as well as governmental agencies. We select and engage with best-in-class, compliance-focused, efficiently run, growth-oriented partners, based upon defined value elements and are intentional in our relationship and performance management activity, reinforcing success by awarding service providers who consistently achieve at the highest levels with additional business. We consider our current working relationships with these entities to be satisfactory. However, changes in the financial stability and operating capabilities and capacity of asset-based carriers, capacity allotments available from carriers, governmental regulation or deregulation efforts, modernization of the regulations governing customs brokerage, and/or changes in governmental restrictions, quota restrictions or trade accords could affect our business in unpredictable ways. Many air carriers are recovering from significant cash flow challenges and incurred operating losses in 2020 and 2021 as a result of travel restrictions resulting from the cancellation of flights. Uncertainty over recovery of demand for trans-pacific passenger air travel, in particular business travel, compared to pre-pandemic levels may impact air carriers’ operations and financial stability long term. When the market experiences seasonal peaks or any sort of disruption, the carriers often increase their pricing suddenly. This carrier behavior creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.

The global economic and trade environments remain uncertain, including the potential future impacts of a pandemic, higher inflation and oil prices, rising interest rates and the conflict in Ukraine. Starting in the second quarter of 2022 and continuing through the first quarter of 2023, we saw a slowdown in the global economy and a softening of customer demand resulting in declines in average buy and sell rates. As demand softened and pandemic restrictions subsided, port congestions cleared, shortages of labor and equipment eased resulting in excess carrier capacity over demand. These conditions could result in further declines in average sell and buy rates in 2023. We also expect that pricing volatility will continue as carriers adapt to lower demand, changing fuel prices and react to governmental trade policies and other regulations. Additionally, we cannot predict the direct or indirect impact that further changes in and purchasing behavior, such as online shopping, could have on our business. In response to governments implementing higher tariffs on imports, as well as responses to the pandemic’s disruptions, some customers have begun shifting manufacturing to other countries which could negatively impact us.

Seasonality

Historically, our operating results have been subject to seasonal demand trends with the first quarter being the weakest and the third and fourth quarters being the strongest; however, there is no assurance that this seasonal trend will occur in the future or to what degree it will be impacted by a slowing economy. This historical pattern has been the result of, or influenced by, numerous factors, including weather patterns, national holidays, consumer demand, new product launches, just-in-time inventory models, economic conditions, pandemics, governmental policies and inter-governmental disputes and a myriad of other similar and subtle forces. In addition, this historical quarterly trend has been influenced by the growth and diversification of our international network and service offerings.

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

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments. We base our estimates on historical experience and on assumptions that we believe are reasonable. Our critical accounting estimates are discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our annual report on Form 10-K for the year ended December 31, 2022, filed on March 1, 2023 to the critical accounting estimates previously disclosed in that report.

Results of Operations

The following table shows the revenues, the directly related cost of transportation and other expenses for our principal services and our overhead expenses for the three months ended March 31, 2023 and 2022, including the respective percentage changes comparing 2023 and 2022.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended March 31,
(in thousands)	2023	2022	Percentage change
Airfreight services:
Revenues	$904,903	$1,598,555	(43)%
Expenses	666,022	1,142,546	(42)
Ocean freight services and ocean services:
Revenues	697,307	1,976,246	(65)
Expenses	483,682	1,600,243	(70)
Customs brokerage and other services:
Revenues	990,379	1,089,497	(9)
Expenses	569,398	773,322	(26)
Overhead expenses:
Salaries and related costs	449,848	538,940	(17)
Other	147,670	147,487	—
Total overhead expenses	597,518	686,427	(13)
Operating income	275,969	461,760	(40)
Other income, net	24,609	9,419	161
Earnings before income taxes	300,578	471,179	(36)
Income tax expense	74,580	121,699	(39)
Net earnings	225,998	349,480	(35)
Less net (losses) earnings attributable to the noncontrolling interest	(13)	3,371	(100)
Net earnings attributable to shareholders	$226,011	$346,109	(35)%

Airfreight services:

Airfreight services revenues and expenses decreased 43% and 42%, respectively, during the three months ended March 31, 2023, as compared with the same period in 2022, due to 44% and 41% decreases in average sell and buy rates, respectively, and a 6% decrease in tonnage. Average sell rates decreased as a result of lower buy rates driven by declining market rates. Buy rates declined as supply chain congestion cleared, additional belly space capacity became available while demand continued to soften. Volumes were lower in 2023 as a result of softening demand and compared to strong volumes in the same period in 2022, in spite of being negatively affected by the downtime caused by the cyber-attack in 2022, from customers converting to air shipments due to ocean port congestion. Average sell and buy rates decreased in all regions with most significant decreases on exports out of North Asia and South Asia due to excess available capacity over demand. Compared to the fourth quarter 2022, airfreight services revenues and expenses declined 25% and 26%, respectively, due to lower average rates and volumes. As air carriers bring back additional flights, in some cases ahead of passenger demand, supply and demand imbalances may occur, resulting in pressure on rates.

The historically high average buy and sell rates caused by the pandemic and unprecedented supply chain disruptions which contributed to the growth in our revenues, expenses and operating income in 2021 and 2022 have largely dissipated as supply chains operations normalized. Buy rates and sell rates have been declining since the second quarter of 2022 and are expected to further decline in 2023, which could result in further decrease in our revenues, expenses and operating income. We are unable to predict how these uncertainties and any future disruptions will affect our future operations or financial results.

Ocean freight and ocean services:

Ocean freight consolidation, direct ocean forwarding, and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues and expenses decreased 65% and 70%, respectively for the three months ended March 31, 2023 as compared with the same period in 2022. The largest component of our ocean freight and ocean services revenue is derived from ocean freight consolidation, which represented 71% and 88% of ocean freight and ocean services revenue for the three months ended March 31, 2023 and 2022, respectively.

Ocean freight consolidation revenues and expenses decreased 72% and 75%, respectively for the three months ended March 31, 2023, as compared with the same period in 2022, primarily due to 62% and 66% decreases in average sell and buy rates, respectively, and a 26% decrease in containers shipped. Rising fuel prices, congestion at ports due to labor, truck and equipment shortages and disrupted sailing schedules resulted in continued high average buy rates in 2022. As demand softened, port congestion cleared and shortages of labor and equipment at ports eased, resulting in available capacity from carriers that exceeded demand in the first quarter of 2023. This resulted in a sharp decline in average buy rates starting in the fourth quarter of 2022 which continued in the first quarter of 2023. Compared to the fourth quarter 2022, ocean freight consolidation revenues and expenses declined 46% and 49%, respectively, due to lower average rates and volumes. Average sell rates declined to adjust to market conditions. Containers decreased as demand softened, inventories levels remained high and there are uncertainties in the global economy. We also experienced exceptionally high volumes in 2022 from customers transferring from direct carrier shipping due to lack of available capacity, in spite of being negatively affected by the downtime caused by cyber-attack in the first quarter of 2022.

North Asia ocean freight and ocean services revenues and expenses decreased 77% and 81%, respectively for the three months ended March 31, 2023, primarily due to 72% and 75% decreases in average sell and buy rates, respectively, and a 34% decrease in containers shipped. South Asia ocean freight and ocean services revenues and expenses decreased 77% and 81%, respectively for the three months ended March 31, 2023, primarily due to 74% and 77% decreases in average sell and buy rates, respectively, and a 27% decrease in containers shipped.

Direct ocean freight forwarding revenues increased 3%, while expenses decreased 6%, for the three months ended March 31, 2023, principally due to higher ancillary services revenues. As congestion at ports cleared, costs declined. Order management revenues and expenses decreased 41% and 50%, respectively for the three months ended March 31, 2023, due to decreases in volumes from customers as demand softened, retail inventories levels remained high and also due to lost customers caused by the cyber-attack. Our ability to provide order management services in the first quarter 2022 was significantly affected by limited system connectivity during the downtime caused by the cyber-attack.

The historically high average buy and sell rates caused by the pandemic and unprecedented supply chain disruptions which contributed to the growth in our revenues, expenses and operating income in 2021 and 2022 have significantly declined as supply chains operations normalized. Buy rates and sell rates started declining in the second half of 2022, decreased sharply beginning in the fourth quarter of 2022 and through the first quarter of 2023. As global economic conditions slow, we expect available capacity to exceed demand and continue downward pressure on sell and buy rates in 2023. While supply-chain congestion has cleared, uncertainty remains around labor at ocean ports and rail yards which could result in volatility in average buy and sell rates. We also expect that pricing volatility will continue as carriers adapt to volatility in fuel prices and customers react to governmental trade policies and other regulations, which could result in further decrease in our revenues, expenses and operating income.

Customs brokerage and other services:

Customs brokerage and other services revenues decreased 9% and expenses decreased 26% for the three months ended March 31, 2023, respectively, as compared with the same period in 2022, primarily due to declining shipments from a slowdown in the economy and the impact of the cyber-attack which resulted in lower revenues and additional expenses in the first quarter of 2022. Compared to the fourth quarter of 2022, customs brokerage and other services revenues and expenses declined 11% and 17%, respectively, primarily due to lower volumes.

In the first quarter of 2022, as a result of our inability to timely process and move shipments though ports during the downtime caused by the cyber-attack, we directly incurred approximately $42 million in incremental demurrage charges that were not recoverable from the customers. Additionally, import services including charges at ports such as detention, drayage, terminal charges and delivery decreased significantly as congestion at ports cleared compared to high levels in the first quarter of 2022. We expect import services revenues and expenses will decline further in the remainder of 2023.

Road freight, warehousing and distribution services declined also due to lower volumes and decreased trucking, storage and labor costs. While customers continue to value our brokerage services due to changing tariffs and increasing complexity in the declaration process, some customers opt to using multiple customs brokerage service providers to reduce their risk. Customers continue to seek knowledgeable customs brokers with sophisticated computerized capabilities critical to an overall logistics management program that are necessary to rapidly respond to changes in the regulatory and security environment. Additionally, as international trade slows, volumes shipped and pricing could further negatively impact our revenues and expenses.

North America revenues decreased 14% and directly related expenses decreased 34% for the three months ended March 31, 2023, respectively, as compared with the same period in 2022, primarily as a result of declining shipments and significant decrease in detention, drayage, terminal charges and delivery charges including $35 million in incremental demurrage charges related to the downtime caused by the cyber-attack incurred in the first quarter 2022.

Overhead expenses:

Salaries and related costs decreased 17% for the three months ended March 31, 2023 as compared with the same period in 2022, principally due to decreases in commissions and bonuses earned from lower revenues and operating income.

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

Our management compensation programs have always been incentive-based and performance driven. Total bonuses to field and executive management for the three months ended March 31, 2023, decreased 45% when compared to the same period in 2022, due to the decrease in operating income.

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

Other overhead expenses remained flat for the three months ended March 31, 2023, as compared with the same period in 2022 as higher expenses were offset by decreases from costs incurred in 2022 as a result of the cyber-attack. During the three months-ended March 31, 2022 we incurred $20 million of incremental costs in relation with the cyber-attack. This decrease was offset by increases in certain operational expenses from renting additional space, traveling costs, bad debt, increases from investment in technology related costs to support our operations. So long as the economic environment remains uncertain and the congestion in the supply chain experienced in the last two years clears, we will be focused on aligning headcount and our overhead expenses commensurate with our transactional volumes. We expect to continue to enhance the effectiveness and security of our systems and deploy additional protection technologies and processes which will result in increased expenses in the future. We will also continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to explore new areas for profitable growth.

Income tax expense:

The Company’s consolidated effective income tax rate was 24.8% for the three months ended March 31, 2023, as compared to 25.8% to the comparable period in 2022. For the three month periods ended March 31, 2023 and 2022 there was no BEAT expense and GILTI expense was insignificant. Both periods benefited from U.S. income tax deductions for FDII. For the quarter ended March 31, 2023, the Company benefited from higher U.S. Federal tax credits, principally because of withholding taxes related to the Company’s foreign operations compared to the same period in 2022. The impact of the 15% corporate alternative minimum tax based on financial statement income (BMT), which became effective in 2023 in the U.S., under the Inflation Reduction Act for the quarter ended March 31, 2023, was insignificant.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates transacting in a multitude of currencies other than the U.S. dollar. That exposes us to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or have agency relationships maintain strict currency control regulations that influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three months ended March 31, 2023 and 2022 was insignificant. We had no foreign currency derivatives outstanding at March 31, 2023 and December 31, 2022. For the three months ended March 31, 2023, net foreign currency losses were approximately $3 million compared to $2 million net gains in the same period in 2022.

Historically, our business has not been adversely affected by inflation. However, starting in 2021 and continuing in 2022 and 2023, many countries including the United States experienced higher inflation than in recent years. In 2022, our business experienced rising labor costs, significant service provider rate increases, higher rent and occupancy and other expenses. While in the second half of 2022 buy rates for freight transportation capacity started declining, purchase prices for other services and labor costs have continued to increase through the first quarter 2023. Due to the high degree of competition in the marketplace we may not be able to increase our prices to our customers to offset this inflationary pressure, which could lead to an erosion in our margins and operating income in the future. Conversely, raising our prices to keep pace with inflationary pressure may result in a decrease in customer demand. As we are not required to purchase or maintain extensive property and equipment and have not otherwise incurred substantial interest rate-sensitive indebtedness, we currently have limited direct exposure to increased costs resulting from increases in interest rates.

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

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three months ended March 31, 2023 was $546 million as compared with $414 million for the same period in 2022. The increase of $132 million for the three months ended March 31, 2023, was primarily due to the collection of accounts receivable. At March 31, 2023, working capital was $2,497 million, including cash and cash equivalents of $2,351 million. Other than our recorded lease liabilities, we had no long-term obligations or debt at March 31, 2023. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

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

Cash used in investing activities for the three months ended March 31, 2023 was $10 million as compared with $14 million for the same period in 2022, primarily for capital expenditures. Capital expenditures in the three months ended March 31, 2023 were primarily related to continuing investments in building and leasehold improvements and technology and facilities equipment. Total anticipated capital expenditures in 2023 are currently estimated to be $100 million. This includes routine capital expenditures, leasehold and building improvements and investments in technology.

Cash used in financing activities during the three months ended March 31, 2023 was $227 million as compared with cash provided by financing activities of $18 million for the same period in 2022. We use the proceeds from stock option exercises and available cash to repurchase our common stock on the open market to reduce, or limit the growth of outstanding shares. During the three months ended March 31, 2023, we used cash to repurchase 2.0 million shares of common stock compared to none during the same period in 2022.

We follow established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. Historically, our investment portfolio has not been adversely impacted by disruptions occurring in the credit markets. However, there can be no assurance that our investment portfolio will not be adversely affected in the future.

We cannot predict what further impact ongoing uncertainties in the global economy, inflation, rising interest rates, and political uncertainty, may have on our operating results, freight volumes, pricing, amounts advanced on behalf of our customers, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or changes in competitors' behavior.

We maintain international unsecured bank lines of credit for short-term working capital purposes. A few of these credit lines are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks issuing the credit line. At March 31, 2023, borrowings under these credit lines were $44 million and we were contingently liable for $67 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At March 31, 2023, cash and cash equivalent balances of $795 million were held by our non-United States subsidiaries, of which $8 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the three months ended March 31, 2023, would have had the effect of raising operating income by approximately $16 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $13 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the three months ended March 31, 2023 and 2022 was insignificant. For the three months ended March 31, 2023, net foreign currency losses were approximately $3 million compared to $2 million in net gains during the same period in 2022. We had no foreign currency derivatives outstanding at March 31, 2023 and December 31, 2022. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of March 31, 2023, we had approximately $41 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.

Interest Rate Risk

At March 31, 2023, we had cash and cash equivalents of $2,351 million of which $1,082 million was invested at various short-term market interest rates. We had no long-term debt at March 31, 2023. A hypothetical change in the interest rate of 10 basis points at March 31, 2023 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the first quarter of 2023.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, we began implementing certain enhancements designed to strengthen IT program change management processes and we continue to conduct supplemental lookback review procedures of direct database changes until improvements are fully in place. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of 2023.

Changes in Internal Controls

Except for remediation related to the material weakness identified in the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Expeditors is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal and tax advisors, none of these matters are expected to have a significant effect on our operations, cash flows or financial position. As of March 31, 2023, the amounts recorded for claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the risk factors under Item 1A Risk Factors in our Annual Report on Form 10-K filed on March 1, 2023. There have been no material changes in Expeditors' risk factors from those disclosed under Item 1A Risk Factors in our annual report on Form 10-K filed on March 1, 2023, except for the following:

Global economic uncertainty impacted trade and could affect demand for our services or the financial stability of our service providers, customers and financial institutions.

Unfavorable economic conditions, rising interest rates and high inflation could result in lower freight volumes, reduced sell rates, higher operating expenses and may adversely affect Expeditors' revenues, operating results and cash flows. These conditions, should they occur for an extended period of time, could adversely affect our customers, service providers and the stability of financial institutions. Should our customers’ ability to pay deteriorate, additional credit losses may be incurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
Jan 1-31, 2023	-	-	-	4,335
February 1-28, 2023	-	-	-	14,403
March 1-31, 2023	1,959	$108.98	1,959	12,712
Total	1,959	$108.98	1,959	12,712

In November 2001, Expeditors' Board of Directors authorized a Discretionary Stock Repurchase Plan for the purpose of repurchasing our common stock in the open market to reduce the issued and outstanding stock down to 200 million shares. Subsequently, the Board of Directors has from time to time increased the amount of our common stock that may be repurchased. On February 20, 2023, the Board of Directors last authorized repurchases from 150 million shares of common stock down to 140 million shares of common stock. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
Not applicable.
(b)
Not applicable.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

May 4, 2023	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

May 4, 2023	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer