Form 10-Q
period 2023-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2023-08-08
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

At August 3, 2023, the number of shares outstanding of the issuer’s common stock was 147,897,176.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets:
Current Assets:
Cash and cash equivalents	$1,698,587	$2,034,131
Accounts Receivable, less allowance for credit loss of $5,802 at June 30, 2023 and $9,466 at December 31, 2022	1,423,622	2,107,645
Deferred contract costs	175,723	257,545
Other	184,614	118,696
Total current assets	3,482,546	4,518,017
Property and equipment, less accumulated depreciation and amortization of $590,490 at June 30, 2023 and $567,758 at December 31, 2022	494,539	501,916
Operating lease right-of-use assets	514,958	507,503
Goodwill	7,927	7,927
Deferred federal and state income taxes, net	43,550	37,449
Other assets, net	20,520	17,622
Total assets	$4,564,040	$5,590,434
Liabilities:
Current Liabilities:
Accounts payable	815,514	1,108,996
Accrued liabilities, primarily salaries and related costs	422,134	479,262
Contract liabilities	218,561	323,101
Current portion of operating lease liabilities	99,962	95,621
Federal, state and foreign income taxes	22,936	47,075
Total current liabilities	1,579,107	2,054,055
Noncurrent portion of operating lease liabilities	426,829	422,844
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding: 147,222 shares at June 30, 2023 and 154,313 shares at December 31, 2022	1,472	1,543
Additional paid-in capital	—	139
Retained earnings	2,752,461	3,310,892
Accumulated other comprehensive loss	(198,001)	(202,553)
Total shareholders’ equity	2,555,932	3,110,021
Noncontrolling interest	2,172	3,514
Total equity	2,558,104	3,113,535
Total liabilities and equity	$4,564,040	$5,590,434

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues:
Airfreight services	$751,171	$1,602,566	$1,656,074	$3,201,121
Ocean freight and ocean services	593,801	1,759,646	1,291,108	3,735,892
Customs brokerage and other services	894,780	1,241,100	1,885,159	2,330,597
Total revenues	2,239,752	4,603,312	4,832,341	9,267,610
Operating Expenses:
Airfreight services	525,027	1,212,503	1,191,049	2,355,049
Ocean freight and ocean services	405,807	1,402,365	889,489	3,002,608
Customs brokerage and other services	488,349	826,080	1,057,747	1,599,402
Salaries and related	428,558	508,222	878,406	1,047,162
Rent and occupancy	58,205	51,598	115,837	102,526
Depreciation and amortization	15,506	14,254	30,767	27,229
Selling and promotion	6,314	5,887	12,698	9,935
Other	63,489	76,421	131,882	155,957
Total operating expenses	1,991,255	4,097,330	4,307,875	8,299,868
Operating income	248,497	505,982	524,466	967,742
Other Income (Expense):
Interest income	17,792	2,720	36,567	4,612
Interest expense	(395)	(58)	(3,040)	(561)
Other, net	289	164	8,768	8,194
Other income, net	17,686	2,826	42,295	12,245
Earnings before income taxes	266,183	508,808	566,761	979,987
Income tax expense	70,390	126,582	144,970	248,281
Net earnings	195,793	382,226	421,791	731,706
Less net (losses) earnings attributable to the noncontrolling interest	(1,007)	4,421	(1,020)	7,792
Net earnings attributable to shareholders	$196,800	$377,805	$422,811	$723,914
Diluted earnings attributable to shareholders per share	$1.30	$2.27	$2.75	$4.31
Basic earnings attributable to shareholders per share	$1.31	$2.29	$2.78	$4.35
Weighted average diluted shares outstanding	151,563	166,474	153,516	167,980
Weighted average basic shares outstanding	150,435	165,092	152,291	166,423

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net earnings	$195,793	$382,226	$421,791	$731,706
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of income tax benefits of $1,828 and $6,281 for the three months ended June 30, 2023 and 2022 and $6,096 and $7,781 for the six months ended June 30, 2023 and 2022	(7,523)	(56,750)	4,230	(64,762)
Other comprehensive (loss) income	(7,523)	(56,750)	4,230	(64,762)
Comprehensive income	188,270	325,476	426,021	666,944
Less comprehensive (loss) income attributable to the noncontrolling interest	(1,027)	4,076	(1,342)	6,450
Comprehensive income attributable to shareholders	$189,297	$321,400	$427,363	$660,494

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating Activities:
Net earnings	$195,793	$382,226	$421,791	$731,706
Adjustments to reconcile net earnings to net cash from operating activities:
Provisions for (recoveries) losses on accounts receivable	(167)	4,763	905	4,347
Deferred income tax benefit	(3,560)	(8,622)	(1,524)	(11,858)
Stock compensation expense	18,595	25,518	31,083	37,121
Depreciation and amortization	15,506	14,254	30,767	27,229
Other, net	2,564	(1,746)	3,723	(1,291)
Changes in operating assets and liabilities:
Decrease in accounts receivable	174,321	378,291	682,927	245,943
(Decrease) increase in accounts payable and accrued liabilities	(149,986)	(133,171)	(352,909)	7,020
Decrease in deferred contract costs	18,166	37,138	85,787	211,068
Decrease in contract liabilities	(23,803)	(45,574)	(108,250)	(238,931)
Decrease in income taxes payable, net	(93,817)	(93,430)	(93,726)	(47,171)
Decrease (increase) in other, net	4,834	(1,001)	4,284	7,409
Net cash from operating activities	158,446	558,646	704,858	972,592
Investing Activities:
Purchase of property and equipment	(10,481)	(38,158)	(20,607)	(52,570)
Other, net	(794)	(134)	(219)	(55)
Net cash from investing activities	(11,275)	(38,292)	(20,826)	(52,625)
Financing Activities:
Payments on borrowings on lines of credit	(5,743)	(5,382)	(32,145)	(8,484)
Proceeds from borrowings on lines of credit	7,054	33,953	18,549	56,545
Proceeds from issuance of common stock	9,176	5,682	18,464	11,433
Repurchases of common stock	(687,689)	(549,065)	(901,191)	(549,065)
Dividends paid	(102,263)	(109,828)	(102,263)	(109,828)
Payments for taxes related to net share settlement of equity awards	(12,056)	(11,851)	(19,501)	(19,333)
Net cash from financing activities	(791,521)	(636,491)	(1,018,087)	(618,732)
Effect of exchange rate changes on cash and cash equivalents	(7,857)	(46,518)	(1,489)	(52,956)
Change in cash and cash equivalents	(652,207)	(162,655)	(335,544)	248,279
Cash and cash equivalents at beginning of period	2,350,794	2,139,626	2,034,131	1,728,692
Cash and cash equivalents at end of period	$1,698,587	$1,976,971	$1,698,587	$1,976,971
Taxes Paid:
Income taxes	$173,670	$236,791	$244,456	$314,751

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Common Stock
For the three months ended June 30, 2023 and 2022	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at March 31, 2023	152,712	$1,527	$-	$3,336,140	$(190,498)	$3,147,169	$3,199	$3,150,368
Shares issued under employee stock plans, net of tax withholding for net settlement	510	5	(2,886)	—	—	(2,881)	—	(2,881)
Shares repurchased under provisions of stock repurchase plan	(6,000)	(60)	(16,615)	(677,310)	—	(693,985)	—	(693,985)
Stock compensation expense	—	—	18,595	—	—	18,595	—	18,595
Net earnings	—	—	—	196,800	—	196,800	(1,007)	195,793
Other comprehensive loss	—	—	—	—	(7,503)	(7,503)	(20)	(7,523)
Dividends and dividend equivalents paid	—	—	906	(103,169)	—	(102,263)	—	(102,263)
Balance at June 30, 2023	147,222	$1,472	$—	$2,752,461	$(198,001)	$2,555,932	$2,172	$2,558,104

Balance at March 31, 2022	167,477	$1,675	$13,343	$3,965,803	$(137,429)	$3,843,392	$5,939	$3,849,331
Shares issued under employee stock plans, net of tax withholding for net settlement	454	4	(6,173)	—	—	(6,169)	—	(6,169)
Shares repurchased under provisions of stock repurchase plan	(5,000)	(50)	(33,401)	(515,614)	—	(549,065)	—	(549,065)
Stock compensation expense	—	—	25,518	—	—	25,518	—	25,518
Net earnings	—	—	—	377,805	—	377,805	4,421	382,226
Other comprehensive loss	—	—	—	—	(56,405)	(56,405)	(345)	(56,750)
Dividends and dividend equivalents paid	—	—	850	(110,678)	—	(109,828)	—	(109,828)
Balance at June 30, 2022	162,931	$1,629	$137	$3,717,316	$(193,834)	$3,525,248	$10,015	$3,535,263

	Common Stock
For the six months ended June 30, 2023 and 2022	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2022	154,313	$1,543	$139	$3,310,892	$(202,553)	$3,110,021	$3,514	$3,113,535
Shares issued under employee stock plans, net of tax withholding for net settlement	868	9	(1,046)	—	—	(1,037)	—	(1,037)
Shares repurchased under provisions of stock repurchase plans	(7,959)	(80)	(31,424)	(877,731)	—	(909,235)	—	(909,235)
Stock compensation expense	—	—	31,083	—	—	31,083	—	31,083
Net earnings	—	—	—	422,811	—	422,811	(1,020)	421,791
Other comprehensive income (loss)	—	—	—	—	4,552	4,552	(322)	4,230
Dividends and dividend equivalents paid	—	—	1,248	(103,511)	—	(102,263)	—	(102,263)
Balance at June 30, 2023	147,222	$1,472	$—	$2,752,461	$(198,001)	$2,555,932	$2,172	$2,558,104

Balance at December 31, 2021	167,210	1,672	3,160	3,620,008	(130,414)	3,494,426	3,565	3,497,991
Shares issued under employee stock plans, net of tax withholding for net settlement	721	7	(7,907)	—	—	(7,900)	—	(7,900)
Shares repurchased under provisions of stock repurchase plans	(5,000)	(50)	(33,401)	(515,614)	—	(549,065)	—	(549,065)
Stock compensation expense	—	—	37,121	—	—	37,121	—	37,121
Net earnings	—	—	—	723,914	—	723,914	7,792	731,706
Other comprehensive loss	—	—	—	—	(63,420)	(63,420)	(1,342)	(64,762)
Dividends and dividend equivalents paid	—	—	1,164	(110,992)	—	(109,828)	—	(109,828)
Balance at June 30, 2022	162,931	$1,629	$137	$3,717,316	$(193,834)	$3,525,248	$10,015	$3,535,263

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

All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for per share data or unless otherwise specified. Certain prior year amounts have been reclassified to conform to the current year presentation, including revisions to the condensed consolidated statement of earnings to break out the components of other income, net, and the condensed consolidated statements of cash flows to break out the proceeds and payments from borrowings of lines of credit separately.

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

The Company typically satisfies its performance obligations as services are rendered over time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed over the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one to two month-period and contracts with customers have an original expected duration of less than one year. The Company satisfied nearly all performance obligations for the contract liabilities recorded as of March 31, 2023.

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

D.
Accounts Receivable

The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method that uses historical credit loss information and considers the current economic environment. Additional allowances may be necessary in the future if changes in economic conditions are significant enough to affect expected credit losses. The Company has recorded an allowance for credit loss in the amounts of $5,802 as of June 30, 2023 and $9,466 as of December 31, 2022. Additions and write-offs have not been significant in the periods presented.

E.
Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company uses estimates primarily in the following areas: accounts receivable valuation, accrual of costs related to ancillary services the Company performs, typically at the destination location, self-insured liabilities, accrual of various tax liabilities and accrual of loss contingencies, calculation of share-based compensation expense and estimates related to determining the lease term and discount rate when measuring ROU assets and lease liabilities.

Note 2. Share-Based Compensation

The Company has historically granted the majority of its share-based awards during the second quarter of each fiscal year.

In the second quarter of 2023 and 2022, the Company awarded 340 and 345 restricted stock units (RSUs), respectively. The RSUs were granted at a weighted-average fair value of $113.24 in 2023 and $102.65 in 2022. The RSUs vest annually over 3 years based on continued employment and are settled upon vesting in shares of the Company's common stock on a one-for-one basis. The value of an RSU award is based on the Company's stock price on the date of grant. Additionally, in the second quarter of 2023 and 2022, 14 and 16 fully vested RSUs were granted to non-employee directors, respectively.

The Company also awarded 78 and 84 performance stock units (PSUs) in the second quarter of 2023 and 2022, respectively. Outstanding PSUs include performance conditions to be finally measured in 2023, 2024 and 2025. The final number of PSUs will be determined using an adjustment factor of up to 2 times or down to 0.5 of the targeted PSU grant. If the minimum performance thresholds are not achieved, no shares will be issued. Each PSU will convert to one share of the Company's common stock upon vesting.

The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year. No shares were issued in the three and six months ended June 30, 2023 and 2022, respectively.

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

Note 3. Income Taxes

U.S. corporate income tax laws and regulations include a territorial tax framework and provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries, Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies as well as U.S. income tax deductions for Foreign-derived intangible income (FDII). The Company treats GILTI as a discrete adjustment as a component of current income tax expense. Earnings of the Company's foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

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

The total amount of the Company’s tax contingencies may increase in 2023. In addition, changes in state, federal, and foreign tax laws, including transfer pricing and changes in interpretations of these laws, may increase the Company’s existing tax contingencies. The timing of the resolution of income tax examinations can be highly uncertain, and the amounts ultimately paid including interest and penalties, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts recorded. It is reasonably possible that within the next twelve months the Company may undergo further audits and examinations by various tax authorities and possibly may reach resolution related to income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to the Company’s contingencies related to positions on tax filings in future years. The estimate of any ultimate tax liability contains assumptions based on experiences, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by the taxing jurisdiction. The Company cannot currently provide an estimate of the range of possible outcomes.

The Company recognizes interest expense related to unrecognized tax benefits or underpayment of income taxes in interest expense and recognizes penalties in operating expenses.

The Company’s consolidated effective income tax rate was 26.4% and 25.6% for the three and six months ended June 30, 2023, as compared to 24.9% and 25.3% in the comparable periods of 2022. For the three and six months ended June 30, 2023 and 2022, there was no BEAT expense and GILTI expense was insignificant. Both periods benefited from U.S. income tax deductions for FDII. For the quarter ended June 30, 2023, the Company was negatively impacted by higher foreign income tax expense that exceeded available U.S. Federal foreign tax credits, principally from withholding taxes related to the Company’s foreign operations. The impact of the 15% corporate alternative minimum tax based on financial statement income (BMT), which became effective in 2023 in the U.S., under the Inflation Reduction Act for the three and six months ended June 2023, was insignificant. Some elements of the recorded impacts of the Inflation Reduction Act could be impacted by further legislative action as well as additional interpretations and guidance issued by the Internal Revenue Service or Treasury which could impact the estimates of the amounts recorded for BMT in the future.

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

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended June 30,
	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2023
Basic earnings attributable to shareholders	$196,800	150,435	$1.31
Effect of dilutive potential common shares	—	1,128	—
Diluted earnings attributable to shareholders	$196,800	151,563	$1.30
2022
Basic earnings attributable to shareholders	$377,805	165,092	$2.29
Effect of dilutive potential common shares	—	1,382	—
Diluted earnings attributable to shareholders	$377,805	166,474	$2.27

	Six months ended June 30,
	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2023
Basic earnings attributable to shareholders	$422,811	152,291	$2.78
Effect of dilutive potential common shares	—	1,225	—
Diluted earnings attributable to shareholders	$422,811	153,516	$2.75
2022
Basic earnings attributable to shareholders	$723,914	166,423	$4.35
Effect of dilutive potential common shares	—	1,557	—
Diluted earnings attributable to shareholders	$723,914	167,980	$4.31

Substantially all outstanding potential common shares as of June 30, 2023 were dilutive. For the three and six months ended June 30, 2022, 945 potential shares were excluded from the computation of diluted earnings per share because the effect would have been antidilutive.

Note 5. Shareholders' Equity

The Company has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding common stock. The Board of Directors last amended the plan on February 20, 2023 to authorize repurchases down from 150,000 to 140,000 shares. This authorization has no expiration date. During the six months ended June 30, 2023, there were 7,959 shares repurchased at an average price of $113.23 per share, compared to 5,000 shares repurchased at an average price of $109.81 during the same period in 2022.

Accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments, net of related income tax effects, for all the periods presented.

On May 1, 2023, the Board of Directors declared a semi-annual dividend of $.69 per share payable on June 15, 2023 to shareholders of record as of June 1, 2023. On May 2, 2022, the Board of Directors declared a semi-annual dividend of $.67 per share payable on June 15, 2022 to shareholders of record as of June 1, 2022.

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

Cash and cash equivalents consist of the following:

	June 30, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$906,927	$906,927	$1,038,903	$1,038,903
Corporate commercial paper	769,027	769,964	977,887	978,325
Time deposits and money market funds	22,633	22,633	17,341	17,341
Total cash and cash equivalents	$1,698,587	$1,699,524	$2,034,131	$2,034,569

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

Financial information regarding the Company’s operations by geographic area is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the three months ended June 30, 2023:
Revenues	$805,948	110,255	49,972	510,027	199,868	440,916	123,972	(1,206)	2,239,752
Directly related cost of transportation and other expenses[1]	$426,121	69,108	29,428	387,973	134,477	288,808	83,890	(623)	1,419,182
Salaries and other operating expenses[2]	$256,277	34,793	16,265	68,290	44,048	125,196	27,820	(616)	572,073
Operating income	$123,550	6,354	4,279	53,764	21,343	26,912	12,262	33	248,497
Identifiable assets at period end	$2,553,553	192,362	115,458	495,229	213,026	748,449	258,849	(12,886)	4,564,040
Capital expenditures	$6,623	161	46	352	168	2,336	795	—	10,481
Equity	$1,873,220	45,252	59,289	220,638	93,476	146,174	158,133	(38,078)	2,558,104
For the three months ended June 30, 2022:
Revenues	$1,265,363	144,988	66,136	1,582,475	611,246	658,307	275,948	(1,151)	4,603,312
Directly related cost of transportation and other expenses[1]	$797,179	85,806	43,298	1,323,354	507,473	464,399	220,162	(723)	3,440,948
Salaries and other operating expenses[2]	$314,726	31,308	14,496	104,896	38,728	115,394	37,258	(424)	656,382
Operating income	$153,458	27,874	8,342	154,225	65,045	78,514	18,528	(4)	505,982
Identifiable assets at period end	$3,681,137	304,799	144,303	1,275,808	554,166	1,081,246	365,532	(45,849)	7,361,142
Capital expenditures	$26,394	1,038	177	766	436	7,666	1,681	—	38,158
Equity	$2,435,088	127,428	54,762	307,453	217,437	297,572	134,388	(38,865)	3,535,263

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the six months ended June 30, 2023:
Revenues	$1,751,442	220,105	104,667	1,092,448	423,995	975,380	266,675	(2,371)	4,832,341
Directly related cost of transportation and other expenses[1]	$966,078	138,313	61,730	840,315	292,100	661,068	179,839	(1,159)	3,138,284
Salaries and other operating expenses[2]	$523,960	70,617	35,767	139,430	90,846	252,568	57,652	(1,249)	1,169,591
Operating income	$261,404	11,175	7,170	112,703	41,049	61,744	29,184	37	524,466
Identifiable assets at period end	$2,553,553	192,362	115,458	495,229	213,026	748,449	258,849	(12,886)	4,564,040
Capital expenditures	$12,067	630	276	942	335	5,319	1,038	—	20,607
Equity	$1,873,220	45,252	59,289	220,638	93,476	146,174	158,133	(38,078)	2,558,104
For the six months ended June 30, 2022:
Revenues	$2,506,587	249,598	123,843	3,351,491	1,257,575	1,234,098	546,629	(2,211)	9,267,610
Directly related cost of transportation and other expenses[1]	$1,560,602	150,038	77,155	2,803,447	1,046,356	882,019	438,262	(820)	6,957,059
Salaries and other operating expenses[2]	$648,375	56,177	27,597	228,009	84,057	224,663	75,300	(1,369)	1,342,809
Operating income	$297,610	43,383	19,091	320,035	127,162	127,416	33,067	(22)	967,742
Identifiable assets at period end	$3,681,137	304,799	144,303	1,275,808	554,166	1,081,246	365,532	(45,849)	7,361,142
Capital expenditures	$35,871	2,116	286	1,297	726	9,724	2,550	—	52,570
Equity	$2,435,088	127,428	54,762	307,453	217,437	297,572	134,388	(38,865)	3,535,263

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

For the three and six months ended June 30, 2022, the Company incurred, as a result of its inability to timely process and move shipments through ports during the downtime, approximately $20 million and $62 million in incremental demurrage charges, net of recoveries, where the Company has direct liability for this obligation. These costs are recorded in customs brokerage and other services expenses. The Company incurred investigation, recovery, and remediation expenses, including costs to recover its operational and accounting systems and to enhance cybersecurity protections. The Company also recorded estimated liabilities for potential shipment-related claims. For the three and six months ended June 30, 2022, the total amount recorded for these items was approximately $6 million and $26 million. Amounts are recorded in other operating expenses.

In the first and second quarter of 2023, incremental charges recorded related to the cyber-attack were insignificant. Since the cyber-attack, the company incurred cumulative additional expenses of $60 million, net of recoveries and adjustments to prior estimates, and experienced a loss of revenues that cannot be quantified as a result of this attack.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements Under Private Securities Litigation Reform Act Of 1995; Certain Cautionary Statements

Certain portions of this report on Form 10-Q including the sections entitled "Overview," "Summary of Second Quarter 2023," "Industry Trends, Trade Conditions and Competition," "Seasonality," "Critical Accounting Estimates," "Results of Operations," "Income tax expense," "Currency and Other Risk Factors" and "Liquidity and Capital Resources" contain forward-looking statements. Words such as "will likely result," "expects", "are expected to," "would expect," "would not expect," "will continue," "is anticipated," "estimate," "project," "plan," "believe," "probable," "reasonably possible," "may," "could," "should," "would," "intends," "foreseeable future" or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, signs of a slowing economy and drop in demand, future supply chain and transportation disruptions and other characterizations of disruptive events or circumstances are forward-looking statements. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. Attention should be given to the risk factors identified and discussed in Part I, Item 1A in the Company’s annual report on Form 10-K filed on March 1, 2023 and in Part II, Item 1A in this report. Management believes that these forward-looking statements are reasonable as of this filing date and we do not assume any obligations to update these statements except as required by law.

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

Summary of Second Quarter 2023

The significant impacts are discussed within “Results of Operations” and summarized below.

•
Volumes transacted in most services were down due to continued softening customer demand from a slowdown in the global economy and international trade as customers’ inventory levels remain high.
•
Average buy and sell rates have continued declining as available capacity for transportation exceeded demand.
•
As a result of volume and rate trends above, revenues and expenses in airfreight and ocean services were significantly down compared to both the first quarter of 2023 and second quarter of 2022.
•
As port congestion has cleared our customs brokerage and other services benefited from lower costs and a reduction in costs related to the cyber-attack incurred in the second quarter of 2022.
•
Net earnings to shareholders decreased 13% from the first quarter 2023 and 48% from the second quarter of 2022.
•
Cash from operations was $158 million and we returned $790 million to shareholders in common stock repurchases and dividends.

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

The global economic and trade environments remain uncertain, including higher inflation and oil prices, rising interest rates and the conflict in Ukraine. Starting in the second quarter of 2022 and continuing through the first half of 2023, we saw a slowdown in the global economy and a softening of customer demand resulting in declines in average buy and sell rates. As demand softened and port congestions cleared, shortages of labor and equipment eased resulting in excess carrier capacity over demand. These conditions could result in further declines in average sell and buy rates in 2023. We also expect that pricing volatility will continue as carriers adapt to lower demand, changing fuel prices and react to governmental trade policies and other regulations. Additionally, we cannot predict the direct or indirect impact that further changes in and purchasing behavior, such as online shopping, could have on our business. Some customers have begun shifting manufacturing to other countries in response to governments implementing higher tariffs on imports, to reduce their supply chain risks, and in response to pandemic disruptions, which could negatively impact us.

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

Results of Operations

The following table shows the revenues, the directly related cost of transportation and other expenses for our principal services and our overhead expenses for the three and six months ended June 30, 2023 and 2022, including the respective percentage changes comparing 2023 and 2022.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2023	2022	Percentage change	2023	2022	Percentage change
Airfreight services:
Revenues	$751,171	$1,602,566	(53)%	$1,656,074	$3,201,121	(48)%
Expenses	525,027	1,212,503	(57)	1,191,049	2,355,049	(49)
Ocean freight services and ocean services:
Revenues	593,801	1,759,646	(66)	1,291,108	3,735,892	(65)
Expenses	405,807	1,402,365	(71)	889,489	3,002,608	(70)
Customs brokerage and other services:
Revenues	894,780	1,241,100	(28)	1,885,159	2,330,597	(19)
Expenses	488,349	826,080	(41)	1,057,747	1,599,402	(34)
Overhead expenses:
Salaries and related costs	428,558	508,222	(16)	878,406	1,047,162	(16)
Other	143,514	148,160	(3)	291,184	295,647	(2)
Total overhead expenses	572,072	656,382	(13)	1,169,590	1,342,809	(13)
Operating income	248,497	505,982	(51)	524,466	967,742	(46)
Other income, net	17,686	2,826	526	42,295	12,245	245
Earnings before income taxes	266,183	508,808	(48)	566,761	979,987	(42)
Income tax expense	70,390	126,582	(44)	144,970	248,281	(42)
Net earnings	195,793	382,226	(49)	421,791	731,706	(42)
Less net (losses) earnings attributable to the noncontrolling interest	(1,007)	4,421	(123)	(1,020)	7,792	(113)
Net earnings attributable to shareholders	$196,800	$377,805	(48)%	$422,811	$723,914	(42)%

Airfreight services:

Airfreight services revenues and expenses decreased 53% and 57%, respectively, during the three months ended June 30, 2023, as compared with the same period in 2022, due to 49% and 52% decreases in average sell and buy rates, respectively, and a 15% decrease in tonnage. Airfreight services revenues and expenses decreased 48% and 49%, respectively, during the six months ended June 30, 2023, as compared with the same period in 2022, due to 46% decreases in both average sell and buy rates and an 11% decrease in tonnage. Average sell rates decreased as a result of lower buy rates driven by declining market rates. Buy rates declined as supply chain congestion cleared, shippers are shifting back to using ocean shipments and available capacity now exceeds pre-pandemic levels while demand continued to soften. Volumes were lower in 2023 as a result of softening demand and uncertainty in the economy.

Average sell and buy rates decreased in all regions with most significant decreases on exports out of North Asia and South Asia in the first half of 2023 due to excess available capacity over demand. Tonnage decreased in almost all regions due to softening demand with the largest decrease coming from exports out of North Asia, declining 22% and 20% during the three and six months ended June 30, 2023, respectively. Compared to the first quarter 2023, airfreight services revenues and expenses declined 17% and 21%, respectively, primarily due to lower average rates. Air carriers continue to add flights to meet growing passenger travel demand and freighter capacity remains high creating a supply and demand imbalance which results in continued pressure on rates.

The historically high average buy and sell rates caused by the pandemic and unprecedented supply chain disruptions which contributed to the growth in our revenues, expenses and operating income in 2021 and 2022 have largely dissipated as supply chains operations normalized. Buy rates and sell rates have been declining since the second quarter of 2022 and are expected to further decline in 2023. Additionally, uncertainty in the economy including inflationary pressure and rising interest rates together with the attractiveness of declining ocean transportation rates are expected to continue to negatively affect demand for airfreight services which could further reduce our volumes. These conditions could result in further decrease in our revenues, expenses and operating income. We are unable to predict how these uncertainties and any future disruptions will affect our future operations or financial results.

Ocean freight and ocean services:

Ocean freight consolidation, direct ocean forwarding, and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues decreased 66% and 65%, respectively, while expenses decreased 71% and 70%, respectively, for the three and six months ended June 30, 2023 as compared with the same period in 2022. The largest component of our ocean freight and ocean services revenue is derived from ocean freight consolidation, which represented 68% and 87% of ocean freight and ocean services revenue for the six months ended June 30, 2023 and 2022, respectively.

Ocean freight consolidation revenues and expenses decreased 74% and 77%, respectively for the three months ended June 30, 2023, as compared with the same period in 2022, primarily due to 71% and 73% decreases in average sell and buy rates, respectively, and a 13% decrease in containers shipped. Ocean freight consolidation revenues and expenses decreased 73% and 76%, respectively, for the six months ended June 30, 2023, as compared with the same period in 2022, primarily due to 66% and 70% decreases in average sell and buy rates, respectively, and a 19% decrease in containers shipped. High fuel prices, congestion at ports due to labor, truck and equipment shortages and disrupted sailing schedules resulted in high average buy rates in the first half of 2022.

Starting in the second half of 2022, as demand softened, port congestion cleared and shortages of labor and equipment at ports eased, this resulted in available capacity from carriers that exceeded demand. These factors drove a sharp decline in average buy rates starting in the fourth quarter of 2022 which continued through the first half of 2023. Compared to the first quarter 2023, ocean freight consolidation revenues and expenses decreased 21% and 20%, respectively, due to declining average rates. Average sell and buy rates decreased to adjust to market conditions. Containers shipped decreased as compared to 2022 as demand softened, customer inventory levels remained high and there are uncertainties in the global economy. We also experienced exceptionally high volumes in 2022 from customers transferring from direct carrier shipping due to lack of available capacity.

North Asia ocean freight and ocean services revenues decreased 75% and 76%, respectively, while directly related expenses decreased 78% and 79%, respectively, for the three and six months ended June 30, 2023, primarily due to decreases in average sell and buy rates, and decreases in containers shipped of 14% and 24%, respectively. South Asia ocean freight and ocean services revenues decreased 79% and 78%, respectively, while directly related expenses decreased 83% and 82% for the three and six months ended June 30, 2023, primarily due to decreases in average sell and buy rates, and decreases in containers shipped of 21% and 24%, respectively.

Direct ocean freight forwarding revenues decreased 6% and 1%, respectively, while expenses decreased 12% and 8%, for the three and six months ended June 30, 2023, principally due to lower volumes and decreases in ancillary services costs. As congestion at ports cleared, costs declined. Order management revenues decreased 32% and 36% while expenses decreased 36% and 43%, respectively for the three and six months ended June 30, 2023, due to decreases in volumes from customers as demand softened, retail inventory levels remained high and also due to lost customers caused by the cyber-attack. Our ability to provide order management services in the first half of 2022 was significantly affected by limited system connectivity during the downtime caused by the cyber-attack.

The historically high average buy and sell rates caused by the pandemic and unprecedented supply chain disruptions which contributed to the growth in our revenues, expenses and operating income in 2021 and 2022 have significantly declined as supply chains operations normalized. Buy rates and sell rates started declining in the second half of 2022, decreased sharply beginning in the fourth quarter of 2022 and through the first half of 2023. As global economic conditions slow and carriers add capacity, we expect available capacity to exceed demand and further depress sell and buy rates in 2023. We also expect that pricing volatility will continue as carriers adapt to fluctuations in fuel prices and customers react to governmental trade policies and other regulations, which could result in further decrease in our revenues, expenses and operating income.

Customs brokerage and other services:

Customs brokerage and other services revenues decreased 28% and 19% and expenses decreased 41% and 34% for the three and six months ended June 30, 2023, respectively, as compared with the same periods in 2022, primarily due to declining shipments from a slowdown in the economy. Expenses also decreased due to the impact of the cyber-attack which resulted in additional expenses in the first half of 2022. Compared to the first quarter of 2023, customs brokerage and other services revenues and expenses declined 10% and 14%, respectively, primarily due to lower volumes.

During the three and six months ended 2022, as a result of our inability to timely process and move shipments though ports during the downtime caused by the cyber-attack, we directly incurred approximately $20 million and $62 million, respectively, in incremental demurrage charges that were not recoverable from the customers. Additionally, import services including charges at ports such as detention, drayage, terminal charges and delivery decreased significantly in 2023 as congestion at ports cleared compared to high levels in the first half of 2022. We expect import services revenues and expenses will decline further in the remainder of 2023.

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

North America revenues decreased 34% and 25%, respectively, and directly related expenses decreased 51% and 43%, respectively, for the three and six months ended June 30, 2023, as compared with the same period in 2022, primarily as a result of declining shipments and significant decrease in detention, drayage, terminal charges and delivery charges including $21 million and $58 million, respectively, in incremental demurrage charges related to the downtime caused by the cyber-attack incurred.

Overhead expenses:

Salaries and related costs decreased 16% for both the three and six months ended June 30, 2023, as compared with the same periods in 2022, principally due to decreases in commissions and bonuses earned from lower revenues and operating income, coupled with a 4% decrease in headcount.

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

Our management compensation programs have always been incentive-based and performance driven. Total bonuses to field and executive management for the six months ended June 30, 2023, decreased 42% when compared to the same period in 2022, primarily due to the decrease in operating income.

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

Other overhead expenses decreased 3% and 2% for the three and six months ended June 30, 2023, as compared with the same periods in 2022 as higher expenses were offset by decreases from costs incurred in 2022 as a result of the cyber-attack and lower bad debt expense. During the three and six months ended June 30, 2022 we incurred $6 million and $26 million, respectively, of incremental costs in relation with the cyber-attack. These costs were insignificant in 2023. These decreases were offset by increases in certain operational expenses from renting additional space, travel costs and increases from investment in technology-related costs to support our operations. So long as the economic environment remains uncertain, we will be focused on aligning headcount and our overhead expenses commensurate with our transactional volumes. We expect to continue to enhance the effectiveness and security of our systems and deploy additional protection technologies and processes which will result in increased expenses in the future. We will also continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to explore new areas for profitable growth.

Income tax expense:

The Company’s consolidated effective income tax rate was 26.4% and 25.6% for the three and six months ended June 30, 2023, as compared to 24.9% and 25.3% in the comparable periods of 2022. For the three and six months ended June 30, 2023 and 2022, there was no BEAT expense and GILTI expense was insignificant. Both periods benefited from U.S. income tax deductions for FDII. For the quarter ended June 30, 2023, the Company was negatively impacted by higher foreign income tax expense that exceeded available U.S. Federal foreign tax credits, principally from withholding taxes related to the Company’s foreign operations. The impact of the 15% corporate alternative minimum tax based on financial statement income (BMT), which became effective in 2023 in the U.S., under the Inflation Reduction Act for the three and six months ended June 2023, was insignificant. Some elements of the recorded impacts of the Inflation Reduction Act could be impacted by further legislative action as well as additional interpretations and guidance issued by the Internal Revenue Service or Treasury which could impact the estimates of the amounts recorded for BMT in the future.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates transacting in a multitude of currencies other than the U.S. dollar. That exposes us to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or have agency relationships maintain strict currency control regulations that influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three and six months ended June 30, 2023 and 2022 was insignificant. We had no foreign currency derivatives outstanding at June 30, 2023 and December 31, 2022. For the three months ended June 30, 2023, net foreign currency losses were approximately $3 million compared to net foreign currency gains of $6 million in the same period in 2022. During the six months ended June 30, 2023, net foreign currency losses were approximately $6 million compared to net foreign currency gains of approximately $8 million in the same period in 2022.

Historically, our business has not been adversely affected by inflation. However, starting in 2021 and continuing in 2022 and 2023, many countries including the United States experienced increasing levels of inflation. In 2022, our business experienced rising labor costs, significant service provider rate increases, higher rent and occupancy and other expenses. While buy rates for freight transportation capacity started declining in the second half of 2022, purchase prices for labor and other expenditures have continued to increase through the first half of 2023. Due to the high degree of competition in the marketplace we may not be able to increase our prices to our customers to offset this inflationary pressure, which could lead to an erosion in our margins and operating income in the future. Conversely, raising our prices to keep pace with inflationary pressure may result in a decrease in customer demand. As we are not required to purchase or maintain extensive property and equipment and have not otherwise incurred substantial interest rate-sensitive indebtedness, we currently have limited direct exposure to increased costs resulting from increases in interest rates.

There is uncertainty as to how future regulatory requirements and volatility in oil prices will continue to impact future buy rates. Because fuel is an integral part of carriers' costs and impacts both our buy rates and sell rates, we would expect our revenues and costs to be impacted as carriers adjust rates for the effect of changing fuel prices. To the extent that future fuel prices increase, and we are unable to pass through the increase to our customers, fuel price increases could adversely affect our operating income.

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three and six months ended June 30, 2023 was $158 million and $705 million as compared with $559 million and $973 million for the same periods in 2022. The decreases of $400 million and $268 million for the three and six months ended June 30, 2023, respectively, were primarily due to lower income and changes to working capital attributable to a slowdown in operations and declining sell and buy rates. At June 30, 2023, working capital was $1,903 million, including cash and cash equivalents of $1,699 million. Other than our recorded lease liabilities, we had no long-term obligations or debt at June 30, 2023. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

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

Cash used in investing activities for the three and six months ended June 30, 2023 was $11 million and $21 million as compared with $38 million and $53 million for the same periods in 2022, primarily for capital expenditures. Capital expenditures in the three and six months ended June 30, 2023 were primarily related to continuing investments in building and leasehold improvements and technology and facilities equipment. Total anticipated capital expenditures in 2023 are currently estimated to be $70 million. This includes routine capital expenditures, leasehold and building improvements and investments in technology.

Cash used in financing activities during the three and six months ended June 30, 2023 was $792 million and $1,018 million as compared with $636 million and $619 million for the same periods in 2022. We use the proceeds from stock option exercises and available cash to repurchase our common stock on the open market to reduce outstanding shares. During the three and six months ended June 30, 2023, we used cash to repurchase 6 million and 8 million shares, respectively, of common stock compared to 5 million shares of common stock during the three and six months ended June 30, 2022.

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

We maintain international unsecured bank lines of credit for short-term working capital purposes. A few of these credit lines are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks issuing the credit line. At June 30, 2023, borrowings under these credit lines were $45 million and we were contingently liable for $68 million from standby letters of credit and guarantees. The standby letters of credit and guarantees relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At June 30, 2023, cash and cash equivalent balances of $583 million were held by our non-United States subsidiaries, of which $6 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the six months ended June 30, 2023, would have had the effect of raising operating income by approximately $30 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $24 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the three and six months ended June 30, 2023 and 2022 was insignificant. For the three months ended June 30, 2023, net foreign currency losses were approximately $3 million compared to approximately $6 million of net gains during the same period in 2022. During the six months ended June 30, 2023 net foreign currency losses were approximately $6 million compared to net foreign currency gains of approximately $8 million during the same period in 2022. We had no foreign currency derivatives outstanding at June 30, 2023 and December 31, 2022. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of June 30, 2023, we had approximately $37 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.

Interest Rate Risk

At June 30, 2023, we had cash and cash equivalents of $1,699 million of which $792 million was invested at various short-term market interest rates. We had no long-term debt at June 30, 2023. A hypothetical change in the interest rate of 10 basis points at June 30, 2023 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the second quarter of 2023.

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

Changes in Internal Controls

Except for on-going remediation related to the material weakness identified in the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Expeditors is involved in claims, lawsuits, government investigations and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal and tax advisors, none of these matters are expected to have a significant effect on our operations, cash flows or financial position. As of June 30, 2023, the amounts recorded for claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
April 1-30, 2023	-	-	-	12,793
May 1-31, 2023	5,000	$114.42	5,000	8,171
June 1-30, 2023	1,000	115.57	1,000	7,222
Total	6,000	$114.61	6,000	7,222

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
Not applicable.
(b)
Not applicable.
(c)
During the quarterly period ended June 30, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

August 8, 2023	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

August 8, 2023	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer