Form 10-Q
period 2023-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2023-11-08
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

At November 3, 2023, the number of shares outstanding of the issuer’s common stock was 145,389,371.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets:
Current Assets:
Cash and cash equivalents	$1,639,428	$2,034,131
Accounts Receivable, less allowance for credit loss of $5,724 at September 30, 2023 and $9,466 at December 31, 2022	1,458,983	2,107,645
Deferred contract costs	223,768	257,545
Other	189,737	118,696
Total current assets	3,511,916	4,518,017
Property and equipment, less accumulated depreciation and amortization of $579,961 at September 30, 2023 and $567,758 at December 31, 2022	480,924	501,916
Operating lease right-of-use assets	506,981	507,503
Goodwill	7,927	7,927
Deferred federal and state income taxes, net	50,796	37,449
Other assets, net	19,577	17,622
Total assets	$4,578,121	$5,590,434
Liabilities:
Current Liabilities:
Accounts payable	846,461	1,108,996
Accrued liabilities, primarily salaries and related costs	423,685	479,262
Contract liabilities	283,797	323,101
Current portion of operating lease liabilities	99,876	95,621
Federal, state and foreign income taxes	13,226	47,075
Total current liabilities	1,667,045	2,054,055
Noncurrent portion of operating lease liabilities	419,602	422,844
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding: 145,386 shares at September 30, 2023 and 154,313 shares at December 31, 2022	1,454	1,543
Additional paid-in capital	—	139
Retained earnings	2,701,386	3,310,892
Accumulated other comprehensive loss	(213,060)	(202,553)
Total shareholders’ equity	2,489,780	3,110,021
Noncontrolling interest	1,694	3,514
Total equity	2,491,474	3,113,535
Total liabilities and equity	$4,578,121	$5,590,434

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues:
Airfreight services	$724,331	$1,480,955	$2,380,405	$4,682,076
Ocean freight and ocean services	560,281	1,684,579	1,851,389	5,420,471
Customs brokerage and other services	905,389	1,196,612	2,790,548	3,527,209
Total revenues	2,190,001	4,362,146	7,022,342	13,629,756
Operating Expenses:
Airfreight services	516,519	1,104,812	1,707,568	3,459,861
Ocean freight and ocean services	387,670	1,343,355	1,277,159	4,345,963
Customs brokerage and other services	497,922	746,106	1,555,669	2,345,508
Salaries and related	412,505	499,341	1,290,911	1,546,503
Rent and occupancy	58,387	52,715	174,224	155,241
Depreciation and amortization	15,607	15,187	46,374	42,416
Selling and promotion	6,149	6,239	18,847	16,174
Other	79,173	67,468	211,055	223,425
Total operating expenses	1,973,932	3,835,223	6,281,807	12,135,091
Operating income	216,069	526,923	740,535	1,494,665
Other Income (Expense):
Interest income	17,156	7,835	53,723	12,447
Interest expense	(1,601)	(470)	(4,641)	(1,031)
Other, net	267	568	9,035	8,762
Other income, net	15,822	7,933	58,117	20,178
Earnings before income taxes	231,891	534,856	798,652	1,514,843
Income tax expense	61,048	120,694	206,018	368,975
Net earnings	170,843	414,162	592,634	1,145,868
Less net (losses) earnings attributable to the noncontrolling interest	(510)	(47)	(1,530)	7,745
Net earnings attributable to shareholders	$171,353	$414,209	$594,164	$1,138,123
Diluted earnings attributable to shareholders per share	$1.16	$2.54	$3.92	$6.84
Basic earnings attributable to shareholders per share	$1.16	$2.56	$3.95	$6.90
Weighted average diluted shares outstanding	148,001	163,250	151,619	166,398
Weighted average basic shares outstanding	147,099	162,029	150,543	164,944

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net earnings	$170,843	$414,162	$592,634	$1,145,868
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of income tax benefits of $928 and $5,648 for the three months ended September 30, 2023 and 2022 and $7,025 and $13,429 for the nine months ended September 30, 2023 and 2022	(15,027)	(64,507)	(10,797)	(129,269)
Other comprehensive loss	(15,027)	(64,507)	(10,797)	(129,269)
Comprehensive income	155,816	349,655	581,837	1,016,599
Less comprehensive (loss) income attributable to the noncontrolling interest	(478)	(259)	(1,820)	6,191
Comprehensive income attributable to shareholders	$156,294	$349,914	$583,657	$1,010,408

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating Activities:
Net earnings	$170,843	$414,162	$592,634	$1,145,868
Adjustments to reconcile net earnings to net cash from operating activities:
Provisions for losses on accounts receivable	1,411	5,570	2,316	9,917
Deferred income tax benefit	(6,418)	(3,070)	(7,942)	(14,928)
Stock compensation expense	15,879	14,175	46,962	51,296
Depreciation and amortization	15,607	15,187	46,374	42,416
Other, net	2,673	1,435	6,396	144
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(53,722)	634,421	629,205	880,364
Increase (decrease) in accounts payable and accrued liabilities	40,919	(350,922)	(311,990)	(343,902)
(Increase) decrease in deferred contract costs	(56,917)	226,087	28,870	437,155
Increase (decrease) in contract liabilities	74,701	(249,895)	(33,549)	(488,826)
Decrease in income taxes payable, net	(4,017)	(31,397)	(97,743)	(78,568)
(Increase) decrease in other, net	(10,979)	(5,369)	(6,695)	2,040
Net cash from operating activities	189,980	670,384	894,838	1,642,976
Investing Activities:
Purchase of property and equipment	(7,993)	(15,928)	(28,600)	(68,498)
Other, net	10	(590)	(209)	(645)
Net cash from investing activities	(7,983)	(16,518)	(28,809)	(69,143)
Financing Activities:
Payments on borrowings on lines of credit	(1,491)	(21,117)	(33,636)	(29,601)
Proceeds from borrowings on lines of credit	8,404	—	26,953	56,545
Proceeds from issuance of common stock	61,841	61,885	80,305	73,318
Repurchases of common stock	(298,103)	(469,041)	(1,199,294)	(1,018,106)
Dividends paid	—	—	(102,263)	(109,828)
Payments for taxes related to net share settlement of equity awards	—	—	(19,501)	(19,333)
Distribution to noncontrolling interest	—	(543)	—	(543)
Net cash from financing activities	(229,349)	(428,816)	(1,247,436)	(1,047,548)
Effect of exchange rate changes on cash and cash equivalents	(11,807)	(47,487)	(13,296)	(100,443)
Change in cash and cash equivalents	(59,159)	177,563	(394,703)	425,842
Cash and cash equivalents at beginning of period	1,698,587	1,976,971	2,034,131	1,728,692
Cash and cash equivalents at end of period	$1,639,428	$2,154,534	$1,639,428	$2,154,534
Taxes Paid:
Income taxes	$61,603	$150,960	$306,059	$465,711

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Common Stock
For the three months ended September 30, 2023 and 2022	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at June 30, 2023	147,222	$1,472	$-	$2,752,461	$(198,001)	$2,555,932	$2,172	$2,558,104
Shares issued under employee stock plans, net of tax withholding for net settlement	727	7	61,834	—	—	61,841	—	61,841
Shares repurchased under provisions of stock repurchase plan	(2,563)	(25)	(77,713)	(222,428)	—	(300,166)	—	(300,166)
Stock compensation expense	—	—	15,879	—	—	15,879	—	15,879
Net earnings	—	—	—	171,353	—	171,353	(510)	170,843
Other comprehensive (loss) income	—	—	—	—	(15,059)	(15,059)	32	(15,027)
Balance at September 30, 2023	145,386	$1,454	$—	$2,701,386	$(213,060)	$2,489,780	$1,694	$2,491,474

Balance at June 30, 2022	162,931	$1,629	$137	$3,717,316	$(193,834)	$3,525,248	$10,015	$3,535,263
Shares issued under employee stock plans, net of tax withholding for net settlement	726	7	61,877	—	—	61,884	—	61,884
Shares repurchased under provisions of stock repurchase plan	(4,529)	(45)	(76,071)	(392,925)	—	(469,041)	—	(469,041)
Stock compensation expense	—	—	14,175	—	—	14,175	—	14,175
Net earnings	—	—	—	414,209	—	414,209	(47)	414,162
Other comprehensive loss	—	—	—	—	(64,295)	(64,295)	(212)	(64,507)
Distribution to noncontrolling interest	—	—	—	—	—	—	(543)	(543)
Balance at September 30, 2022	159,128	$1,591	$118	$3,738,600	$(258,129)	$3,482,180	$9,213	$3,491,393

	Common Stock
For the nine months ended September 30, 2023 and 2022	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2022	154,313	$1,543	$139	$3,310,892	$(202,553)	$3,110,021	$3,514	$3,113,535
Shares issued under employee stock plans, net of tax withholding for net settlement	1,595	16	60,788	—	—	60,804	—	60,804
Shares repurchased under provisions of stock repurchase plans	(10,522)	(105)	(109,137)	(1,100,159)	—	(1,209,401)	—	(1,209,401)
Stock compensation expense	—	—	46,962	—	—	46,962	—	46,962
Net earnings	—	—	—	594,164	—	594,164	(1,530)	592,634
Other comprehensive loss	—	—	—	—	(10,507)	(10,507)	(290)	(10,797)
Dividends and dividend equivalents paid	—	—	1,248	(103,511)	—	(102,263)	—	(102,263)
Balance at September 30, 2023	145,386	$1,454	$—	$2,701,386	$(213,060)	$2,489,780	$1,694	$2,491,474

Balance at December 31, 2021	167,210	$1,672	$3,160	$3,620,008	$(130,414)	$3,494,426	$3,565	$3,497,991
Shares issued under employee stock plans, net of tax withholding for net settlement	1,447	14	53,970	—	—	53,984	—	53,984
Shares repurchased under provisions of stock repurchase plans	(9,529)	(95)	(109,472)	(908,539)	—	(1,018,106)	—	(1,018,106)
Stock compensation expense	—	—	51,296	—	—	51,296	—	51,296
Net earnings	—	—	—	1,138,123	—	1,138,123	7,745	1,145,868
Other comprehensive loss	—	—	—	—	(127,715)	(127,715)	(1,554)	(129,269)
Dividends and dividend equivalents paid	—	—	1,164	(110,992)	—	(109,828)	—	(109,828)
Distribution to noncontrolling interest	—	—	—	—	—	—	(543)	(543)
Balance at September 30, 2022	159,128	$1,591	$118	$3,738,600	$(258,129)	$3,482,180	$9,213	$3,491,393

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

All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for per share data or unless otherwise specified. Certain prior year amounts have been reclassified to conform to the current year presentation, including revisions to the condensed consolidated statement of earnings to break out the components of other income, net.

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

The Company typically satisfies its performance obligations as services are rendered over time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed over the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one to two month-period and contracts with customers have an original expected duration of less than one year. The Company satisfied nearly all performance obligations for the contract liabilities recorded as of June 30, 2023.

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

D.
Accounts Receivable

The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method that uses historical credit loss information and considers the current economic environment. Additional allowances may be necessary in the future if changes in economic conditions are significant enough to affect expected credit losses. The Company has recorded an allowance for credit loss in the amounts of $5,724 as of September 30, 2023 and $9,466 as of December 31, 2022. Additions and write-offs have not been significant in the periods presented.

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

In the nine months ended September 30, 2023 and 2022, the Company awarded 342 and 345 restricted stock units (RSUs), respectively. The RSUs were granted at a weighted-average fair value of $113.29 in 2023 and $102.65 in 2022. The RSUs typically vest annually over 3 years based on continued employment and are settled upon vesting in shares of the Company's common stock on a one-for-one basis. The value of an RSU award is based on the Company's stock price on the date of grant. Additionally, in 2023 and 2022, 14 and 16 fully vested restricted shares were granted to non-employee directors, respectively.

The Company also awarded 78 and 84 performance stock units (PSUs) in 2023 and 2022, respectively. The PSUs were granted at a weighted-average fair value of $113.24 in 2023 and $102.65 in 2022. Outstanding PSUs include performance conditions to be finally measured at the end of 2023, 2024 and 2025. The final number of PSUs will be determined using an adjustment factor of up to 2 times or down to 0.5 of the targeted PSU grant. If the minimum performance thresholds are not achieved, no shares will be issued. Each PSU will convert to one share of the Company's common stock upon vesting.

The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and 640 and 650 shares were issued in the three and nine months ended September 30, 2023 and 2022, respectively. The fair value of the employee stock purchase rights granted was $31.56 and 27.07 per share in 2023 and 2022, respectively.

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

The Company is subject to taxation in various states and many foreign jurisdictions including the People’s Republic of China, including Hong Kong, Taiwan, Vietnam, India, Mexico, Brazil, Canada, Netherlands and the United Kingdom. The Company believes that its tax positions, including intercompany transfer pricing policies, are reasonable and consistent with established transfer pricing methodologies and norms. The Company is under, or may be subject to, audit or examination and assessments by the relevant authorities in respect to these and any other jurisdictions primarily for years 2009 and thereafter. Sometimes audits result in proposed assessments where the ultimate resolution could result in significant additional tax, penalties and interest payments being required. The Company establishes liabilities when, despite its belief that the tax filing positions are appropriate and consistent with tax law, it concludes that it may not be successful in realizing the tax position. In evaluating a tax position, the Company determines whether it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position and in consultation with qualified legal and tax advisors.

The total amount of the Company’s tax contingencies may increase in 2023. In addition, changes in state, federal, and foreign tax laws, including transfer pricing and changes in interpretations of these laws, may increase the Company’s existing tax contingencies. The timing of the resolution of income tax examinations can be highly uncertain, and the amounts ultimately paid including interest and penalties, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts recorded. It is reasonably possible that within the next twelve months the Company or its subsidiaries will undergo further audits and examinations by various tax authorities and possibly may reach resolution related to income tax and indirect tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to the Company’s contingencies related to positions on tax filings in future years. The estimate of any ultimate tax liability contains assumptions based on experiences, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by the taxing jurisdiction. The Company cannot currently provide an estimate of the range of possible outcomes.

The Company recognizes interest expense related to unrecognized tax benefits or underpayment of income taxes in interest expense and recognizes penalties in operating expenses.

The Company’s consolidated effective income tax rate was 26.3% and 25.8% for the three and nine months ended September 30, 2023, as compared to 22.6% and 24.4% in the comparable periods of 2022. For the three and nine months ended September 30, 2023 and 2022, there was no BEAT expense and GILTI expense was insignificant. All periods benefited from U.S. income tax deductions for FDII as well as available U.S. Federal foreign tax credits principally from withholding taxes related to the Company’s foreign operations. Proportionately, the 2022 benefits from FDII and foreign tax credits exceeded the 2023 amounts recorded for the first nine months of the year. The Company has no liability as of September 30, 2023, for the 15% corporate alternative minimum tax based on financial statement income (BMT), which became effective in 2023 in the U.S., under the Inflation Reduction Act. Some elements of the recorded impacts of the Inflation Reduction Act could be impacted by further legislative action as well as additional interpretations and guidance issued by the Internal Revenue Service or Treasury which could impact the estimates of the amounts the Company would be required to record for BMT in the future.

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

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended September 30,
	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2023
Basic earnings attributable to shareholders	$171,353	147,099	$1.16
Effect of dilutive potential common shares	—	902	—
Diluted earnings attributable to shareholders	$171,353	148,001	$1.16
2022
Basic earnings attributable to shareholders	$414,209	162,029	$2.56
Effect of dilutive potential common shares	—	1,221	—
Diluted earnings attributable to shareholders	$414,209	163,250	$2.54

	Nine months ended September 30,
	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2023
Basic earnings attributable to shareholders	$594,164	150,543	$3.95
Effect of dilutive potential common shares	—	1,076	—
Diluted earnings attributable to shareholders	$594,164	151,619	$3.92
2022
Basic earnings attributable to shareholders	$1,138,123	164,944	$6.90
Effect of dilutive potential common shares	—	1,454	—
Diluted earnings attributable to shareholders	$1,138,123	166,398	$6.84

For the three and nine months ended September 30, 2023, 818 potential common shares were excluded from the computation of diluted earnings per share because the effect would have been antidilutive. For the three and nine months ended September 30, 2022, 976 potential common shares were excluded from the computation of diluted earnings per share because the effect would have been antidilutive.

Note 5. Shareholders' Equity

The Company has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding common stock. The Board of Directors last amended the plan on February 20, 2023 to authorize repurchases down from 150,000 to 140,000 shares. This authorization has no expiration date. During the nine months ended September 30, 2023, there were 10,522 shares repurchased at an average price of $113.97 per share, compared to 9,529 shares repurchased at an average price of $106.84 during the same period in 2022.

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

Subsequent to the end of the third quarter of 2023, on November 6, 2023, the Board of Directors declared a semi-annual dividend of $0.69 per share payable on December 15, 2023 to shareholders of record as of December 1, 2023.

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

Cash and cash equivalents consist of the following:

	September 30, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$669,854	$669,854	$1,038,903	$1,038,903
Corporate commercial paper	906,505	907,645	977,887	978,325
Time deposits and money market funds	63,069	63,069	17,341	17,341
Total cash and cash equivalents	$1,639,428	$1,640,568	$2,034,131	$2,034,569

The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).

Note 7. Contingencies

The Company is involved in claims, lawsuits, government investigations, income and indirect tax audits and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal and tax advisors, none of these matters are expected to have a material effect on the Company's operations, cash flows or financial position. The changes in the amounts recorded for claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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

Financial information regarding the Company’s operations by geographic area is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the three months ended September 30, 2023:
Revenues	$784,503	106,293	47,327	515,340	207,006	410,904	119,849	(1,221)	2,190,001
Directly related cost of transportation and other expenses[1]	$421,432	63,671	28,409	398,681	145,292	263,524	81,643	(541)	1,402,111
Salaries and other operating expenses[2]	$261,323	38,275	16,405	66,546	42,138	120,436	27,351	(653)	571,821
Operating income	$101,748	4,347	2,513	50,113	19,576	26,944	10,855	(27)	216,069
Identifiable assets at period end	$2,572,404	200,711	110,708	512,746	217,018	726,729	260,619	(22,814)	4,578,121
Capital expenditures	$3,762	302	84	168	409	1,369	1,899	—	7,993
Equity	$1,797,123	46,264	54,096	225,229	91,712	154,617	161,882	(39,449)	2,491,474
For the three months ended September 30, 2022:
Revenues	$1,244,515	140,622	68,057	1,489,331	518,780	637,411	264,518	(1,088)	4,362,146
Directly related cost of transportation and other expenses[1]	$742,826	80,116	41,638	1,250,872	416,817	453,248	209,248	(492)	3,194,273
Salaries and other operating expenses[2]	$314,442	30,151	15,057	98,758	37,577	109,308	36,181	(524)	640,950
Operating income	$187,247	30,355	11,362	139,701	64,386	74,855	19,089	(72)	526,923
Identifiable assets at period end	$3,553,279	272,527	137,472	915,895	421,148	1,020,756	322,160	(35,711)	6,607,526
Capital expenditures	$9,278	556	419	581	426	3,619	1,049	—	15,928
Equity	$2,430,632	129,346	59,494	304,496	180,855	289,595	140,147	(43,172)	3,491,393

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the nine months ended September 30, 2023:
Revenues	$2,535,945	326,398	151,994	1,607,788	631,001	1,386,284	386,524	(3,592)	7,022,342
Directly related cost of transportation and other expenses[1]	$1,387,511	201,984	90,139	1,238,996	437,392	924,592	261,482	(1,700)	4,540,396
Salaries and other operating expenses[2]	$785,282	108,892	52,172	205,976	132,984	373,004	85,003	(1,902)	1,741,411
Operating income	$363,152	15,522	9,683	162,816	60,625	88,688	40,039	10	740,535
Identifiable assets at period end	$2,572,404	200,711	110,708	512,746	217,018	726,729	260,619	(22,814)	4,578,121
Capital expenditures	$15,829	932	360	1,110	744	6,688	2,937	—	28,600
Equity	$1,797,123	46,264	54,096	225,229	91,712	154,617	161,882	(39,449)	2,491,474
For the nine months ended September 30, 2022:
Revenues	$3,751,102	390,220	191,900	4,840,822	1,776,355	1,871,509	811,147	(3,299)	13,629,756
Directly related cost of transportation and other expenses[1]	$2,303,428	230,154	118,793	4,054,319	1,463,173	1,335,267	647,510	(1,312)	10,151,332
Salaries and other operating expenses[2]	$962,817	86,328	42,654	326,767	121,634	333,971	111,481	(1,893)	1,983,759
Operating income	$484,857	73,738	30,453	459,736	191,548	202,271	52,156	(94)	1,494,665
Identifiable assets at period end	$3,553,279	272,527	137,472	915,895	421,148	1,020,756	322,160	(35,711)	6,607,526
Capital expenditures	$45,149	2,672	705	1,878	1,152	13,343	3,599	—	68,498
Equity	$2,430,632	129,346	59,494	304,496	180,855	289,595	140,147	(43,172)	3,491,393

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

For the nine months ended September 30, 2022, the Company incurred, as a result of its inability to timely process and move shipments through ports during the downtime, approximately $55 million in estimated incremental demurrage charges, net of recoveries, where the Company has direct liability for this obligation. In the third quarter of 2022, the Company revised earlier estimates of these costs downward by $7 million. These costs are recorded in customs brokerage and other services expenses.

The Company incurred investigation, recovery, and remediation expenses, including costs to recover its operational and accounting systems and to enhance cybersecurity protections. The Company also recorded estimated liabilities for potential shipment-related claims. For the nine months ended September 30, 2022, the total amount recorded for estimated potential shipment-related claims was approximately $15 million. In the third quarter of 2022 the Company reduced the estimated liability for claims by approximately $11 million. These costs are recorded in other operating expenses.

In the first three quarters of 2023, incremental charges recorded related to the cyber-attack were insignificant. Since the cyber-attack, the company incurred cumulative additional expenses of $59 million, net of recoveries and adjustments to prior estimates, and experienced a loss of revenues that cannot be quantified as a result of this attack.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements Under Private Securities Litigation Reform Act Of 1995; Certain Cautionary Statements

Certain portions of this report on Form 10-Q including the sections entitled "Overview," "Summary of Third Quarter 2023," "Industry Trends, Trade Conditions and Competition," "Seasonality," "Critical Accounting Estimates," "Results of Operations," "Income tax expense," "Currency and Other Risk Factors" and "Liquidity and Capital Resources" contain forward-looking statements. Words such as "will likely result," "expects", "are expected to," "would expect," "would not expect," "will continue," "is anticipated," "estimate," "project," "plan," "believe," "probable," "reasonably possible," "may," "could," "should," "would," "intends," "foreseeable future" or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, signs of a slowing economy and drop in demand, future supply chain and transportation disruptions and other characterizations of disruptive events or circumstances are forward-looking statements. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. Attention should be given to the risk factors identified and discussed in Part I, Item 1A in the Company’s annual report on Form 10-K filed on March 1, 2023 and in Part II, Item 1A in this report. Management believes that these forward-looking statements are reasonable as of this filing date and we do not assume any obligations to update these statements except as required by law.

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

Summary of Third Quarter 2023

The significant impacts are discussed within “Results of Operations” and summarized below.

•
Volumes transacted in all services were down due to continued softening customer demand from a slowdown in the global economy and international trade as customers’ inventory levels remain high.
•
Average buy and sell rates have continued declining as available capacity for transportation exceeded demand.
•
As a result of volume and rate trends above, revenues and expenses in airfreight and ocean services were significantly down compared to the third quarter of 2022 and lower than the first two quarters of 2023.
•
As port congestion has cleared our customs brokerage and other services benefited from lower costs.
•
Net earnings to shareholders decreased 13% from the second quarter 2023 and 59% from the third quarter of 2022.
•
Cash from operations was $190 million and we returned $298 million to shareholders in common stock repurchases.

Industry Trends, Trade Conditions and Competition

We operate in over 60 countries in the competitive global logistics industry and our activities are closely tied to the global economy. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, laws and policies relating to tariffs, trade restrictions, foreign investment and taxation. Periodically, governments consider a variety of changes to tariffs and impose trade restrictions and accords. Currently, the United States and China have increased concerns affecting certain imports and exports and have implemented additional tariffs. We cannot predict the outcome of changes in tariffs, or interpretations, and trade restrictions and accords and the effects they will have on our business. As governments implement restrictions on imports and exports, manufacturers may change sourcing patterns, to the extent possible, and, over time, may shift manufacturing to other countries. Doing business in foreign locations also subjects us to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies and inter-governmental disputes concerning international trade, our business may also be negatively affected by political developments and changes in government personnel or policies in the United States and other countries, as well as economic turbulence, political unrest and security concerns in the nations and on the trade shipping lanes in which we conduct business and the future impact that these events may have on international trade, oil prices and security costs. We do not have employees, assets, or operations in Russia, Ukraine, Israel, the Gaza Strip or the West Bank. While limited, any shipment activity is conducted with independent agents in those countries in compliance with all applicable trade sanctions, laws and regulations.

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

The global economic and trade environments remain uncertain, including higher inflation and oil prices, rising interest rates and the conflicts in the Middle East and Ukraine. Starting in the second quarter of 2022 and continuing through the first nine months of 2023, we saw a slowdown in the global economy and a softening of customer demand resulting in declines in average buy and sell rates. As demand softened and port congestions cleared, shortages of labor and equipment eased resulting in excess carrier capacity over demand. These conditions could result in further declines in average sell and buy rates in 2023. We also expect that pricing volatility will continue as carriers adapt to lower demand, changing fuel prices and react to governmental trade policies and other regulations. Additionally, we cannot predict the direct or indirect impact that further changes in and purchasing behavior, such as online shopping, could have on our business. Some customers have begun shifting manufacturing to other countries in response to governments implementing higher tariffs on imports, to reduce their supply chain risks, and in response to pandemic disruptions or geopolitical risks, which could negatively impact us.

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

Results of Operations

The following table shows the revenues, the directly related cost of transportation and other expenses for our principal services and our overhead expenses for the three and nine months ended September 30, 2023 and 2022, including the respective percentage changes comparing 2023 and 2022.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2023	2022	Percentage change	2023	2022	Percentage change
Airfreight services:
Revenues	$724,331	$1,480,955	(51)%	$2,380,405	$4,682,076	(49)%
Expenses	516,519	1,104,812	(53)	1,707,568	3,459,861	(51)
Ocean freight services and ocean services:
Revenues	560,281	1,684,579	(67)	1,851,389	5,420,471	(66)
Expenses	387,670	1,343,355	(71)	1,277,159	4,345,963	(71)
Customs brokerage and other services:
Revenues	905,389	1,196,612	(24)	2,790,548	3,527,209	(21)
Expenses	497,922	746,106	(33)	1,555,669	2,345,508	(34)
Overhead expenses:
Salaries and related costs	412,505	499,341	(17)	1,290,911	1,546,503	(17)
Other	159,316	141,609	13	450,500	437,256	3
Total overhead expenses	571,821	640,950	(11)	1,741,411	1,983,759	(12)
Operating income	216,069	526,923	(59)	740,535	1,494,665	(50)
Other income, net	15,822	7,933	99	58,117	20,178	188
Earnings before income taxes	231,891	534,856	(57)	798,652	1,514,843	(47)
Income tax expense	61,048	120,694	(49)	206,018	368,975	(44)
Net earnings	170,843	414,162	(59)	592,634	1,145,868	(48)
Less net (losses) earnings attributable to the noncontrolling interest	(510)	(47)	985	(1,530)	7,745	(120)
Net earnings attributable to shareholders	$171,353	$414,209	(59)%	$594,164	$1,138,123	(48)%

Airfreight services:

Airfreight services revenues and expenses decreased 51% and 53%, respectively, during the three months ended September 30, 2023, as compared with the same period in 2022, due to 48% and 49% decreases in average sell and buy rates, respectively, and a 14% decrease in tonnage. Airfreight services revenues and expenses decreased 49% and 51%, respectively, during the nine months ended September 30, 2023, as compared with the same period in 2022, due to 47% decreases in both average sell and buy rates and an 12% decrease in tonnage. Average sell rates decreased as a result of lower buy rates driven by declining market rates. Buy rates declined as supply chain congestion cleared, shippers are shifting back to using ocean shipments and available capacity exceeds pre-pandemic levels while demand continued to soften. Volumes were lower in 2023 as a result of softening demand and uncertainty in the economy.

Average sell and buy rates decreased in all regions with most significant decreases on exports out of North Asia, South Asia and Middle East, Africa and India during the three and nine months ended September 30, 2023 due to excess available capacity over demand. Tonnage decreased in almost all regions due to softening demand with the largest decrease coming from exports out of North Asia and North America. North Asia tonnage declined 18% and 20% and North America tonnage declined 17% and 9% during the three and nine months ended September 30, 2023, respectively. Compared to the second quarter 2023, airfreight services revenues and expenses declined 4% and 2%, respectively, primarily due to lower average rates partially offset by a 5% increase in tonnage. Air carriers continue to add flights to meet strong passenger travel demand and freighter capacity remains high creating a supply and demand imbalance which results in continued pressure on rates.

The historically high average buy and sell rates caused by the pandemic and unprecedented supply chain disruptions which contributed to the growth in our revenues, expenses and operating income in 2021 and 2022 have dissipated as supply chains operations normalized. Buy rates and sell rates have been declining since the second quarter of 2022 and could further decline in 2023 if capacity remains higher than demand. Additionally, uncertainty in the economy including inflationary pressure and rising interest rates together with the attractiveness of declining ocean transportation rates are expected to continue to negatively affect demand for airfreight services which could further reduce our volumes. These conditions could result in further decrease in our revenues, expenses and operating income. We are unable to predict how these uncertainties and any future disruptions will affect our future operations or financial results.

Ocean freight and ocean services:

Ocean freight consolidation, direct ocean forwarding, and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues decreased 67% and 66%, respectively, while expenses decreased 71% for the three and nine months ended September 30, 2023 as compared with the same periods in 2022. The largest component of our ocean freight and ocean services revenue is derived from ocean freight consolidation, which represented 66% and 86% of ocean freight and ocean services revenue for the nine months ended September 30, 2023 and 2022, respectively.

Ocean freight consolidation revenues and expenses decreased 76% and 78%, respectively for the three months ended September 30, 2023, as compared with the same period in 2022, primarily due to 72% and 74% decreases in average sell and buy rates, respectively, and a 15% decrease in containers shipped. Ocean freight consolidation revenues and expenses decreased 74% and 77%, respectively, for the nine months ended September 30, 2023, as compared with the same period in 2022, primarily due to 68% and 71% decreases in average sell and buy rates, respectively, and an 18% decrease in containers shipped. High fuel prices, congestion at ports due to labor, truck and equipment shortages and disrupted sailing schedules resulted in high average buy rates in the first three quarters of 2022.

Starting in the second half of 2022, as demand softened, port congestion cleared and shortages of labor and equipment at ports eased, this resulted in available capacity from carriers that exceeded demand. These factors drove a sharp decline in average buy rates starting in the fourth quarter of 2022 which continued through the first nine months of 2023. Compared to the second quarter 2023, ocean freight consolidation revenues and expenses decreased 12% and 10%, respectively, due to declining average rates. Average sell and buy rates decreased to adjust to market conditions. Containers shipped decreased as compared to 2022 as demand softened, customer inventory levels remained high and there are uncertainties in the global economy. We also experienced exceptionally high ocean freight consolidation volumes in 2022 from customers transferring from direct carrier shipping due to lack of available capacity. In 2023 customers have reverted back to utilizing direct carrier shipping as capacity became available.

North Asia ocean freight and ocean services revenues decreased 73% and 75%, respectively, while directly related expenses decreased 76% and 79%, respectively, for the three and nine months ended September 30, 2023, primarily due to decreases in average sell and buy rates, and decreases in containers shipped of 17% and 22%, respectively. South Asia ocean freight and ocean services revenues decreased 72% and 76%, respectively, while directly related expenses decreased 76% and 80% for the three and nine months ended September 30, 2023, primarily due to decreases in average sell and buy rates, and decreases in containers shipped of 17% and 21%, respectively.

Direct ocean freight forwarding revenues decreased 13% and 6%, respectively, while expenses decreased 18% and 12%, for the three and nine months ended September 30, 2023, principally due to lower volumes and decreases in ancillary services costs. As congestion at ports cleared, costs declined. Order management revenues decreased 9% and 28% while expenses decreased 12% and 34%, respectively for the three and nine months ended September 30, 2023, due to decreases in volumes from customers as demand softened, retail inventory levels remained high and also due to lost customers caused by the cyber-attack. Our ability to provide order management services in the first half of 2022 was significantly affected by limited system connectivity during the downtime caused by the cyber-attack.

The historically high average buy and sell rates caused by the pandemic and unprecedented supply chain disruptions which contributed to the growth in our revenues, expenses and operating income in 2021 and 2022 have significantly declined as supply chains operations normalized. Buy rates and sell rates started declining in the second half of 2022, decreased sharply beginning in the fourth quarter of 2022 and through the first nine months of 2023. As global economic conditions remain uncertain and carriers add new vessels, available capacity may continue to exceed demand and may further depress sell and buy rates for the remainder of 2023 and into 2024. We also expect that pricing volatility will continue as carriers adapt to fluctuations in fuel prices and manage available capacity. As customers seek lower pricing and react to governmental trade policies and other regulations, this could result in further decreases in our revenues and operating income.

Customs brokerage and other services:

Customs brokerage and other services revenues decreased 24% and 21% and expenses decreased 33% and 34% for the three and nine months ended September 30, 2023, respectively, as compared with the same periods in 2022, primarily due to declining shipments from a slowdown in the economy. Expenses also decreased for the nine months ended September 30, 2023 due to the impact of the cyber-attack which resulted in additional expenses in the first half of 2022.

During the nine months ended 2022, as a result of our inability to timely process and move shipments though ports during the downtime caused by the cyber-attack, we directly incurred approximately $55 million in incremental demurrage charges that were not recoverable from customers. Additionally, import services including charges at ports such as detention, drayage, terminal and delivery charges decreased significantly in 2023 as congestion at ports cleared compared to high levels in the first half of 2022. Import services revenues and expenses could decline further in the remainder of 2023.

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

North America revenues decreased 31% and 27%, respectively, and directly related expenses decreased 43%, respectively, for the three and nine months ended September 30, 2023, as compared with the same period in 2022, primarily as a result of declining shipments and significant decrease in detention, drayage, terminal and delivery charges. Additionally, $51 million in demurrage charges related to the downtime caused by the cyber-attack also contributed to higher expenses for the nine months ended September 30, 2022.

Overhead expenses:

Salaries and related costs decreased 17% for both the three and nine months ended September 30, 2023, as compared with the same periods in 2022, principally due to decreases in commissions and bonuses earned from lower revenues and operating income. While headcount decreased 8% in 2023, base salaries and benefits remained flat primarily due to inflationary conditions.

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

Our management compensation programs have always been incentive-based and performance driven. Total bonuses to field and executive management for the nine months ended September 30, 2023, decreased 43% when compared to the same period in 2022, primarily due to the decrease in operating income.

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

Other overhead expenses increased 13%, or $18 million for the three months ended September 30, 2023, as compared with the same period in 2022. This increase in 2023, is primarily a result of $14 million in expenses related to indirect tax and other contingencies compared to a recovery of $11 million in the third quarter 2022 of costs incurred earlier in the year as a result of the cyber-attack. For the nine months ended September 30, 2023, other overhead expenses increased 3%, or $13 million due to increases in certain operational expenses including renting additional space, investments in technology, and the $14 million expense related to indirect tax and other contingencies incurred in 2023 compared to $15 million in incremental costs in 2022 related to the cyber-attack.

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

Income tax expense:

Our consolidated effective income tax rate was 26.3% and 25.8% for the three and nine months ended September 30, 2023, as compared to 22.6% and 24.4% in the comparable periods of 2022. For the three and nine months ended September 30, 2023 and 2022, there was no BEAT expense and GILTI expense was insignificant. All periods benefited from U.S. income tax deductions for FDII as well as available U.S. Federal foreign tax credits principally from withholding taxes related to our foreign operations. Proportionately, the 2022 benefits from FDII and foreign tax credits exceeded the 2023 amounts recorded for the first nine months of the year. We have no liability as of September 30, 2023, for the 15% corporate alternative minimum tax based on financial statement income (BMT), which became effective in 2023 in the U.S., under the Inflation Reduction Act. Some elements of the recorded impacts of the Inflation Reduction Act could be impacted by further legislative action as well as additional interpretations and guidance issued by the Internal Revenue Service or Treasury which could impact the estimates of the amounts we would be required to record for BMT in the future.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates transacting in a multitude of currencies other than the U.S. dollar. That exposes us to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or have agency relationships maintain strict currency control regulations that influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three and nine months ended September 30, 2023 and 2022 was insignificant. We had no foreign currency derivatives outstanding at September 30, 2023 and December 31, 2022. For the three months ended September 30, 2023, net foreign currency losses were less than $1 million compared to net foreign currency gains of approximately $9 million in the same period in 2022. During the nine months ended September 30, 2023, net foreign currency losses were approximately $6 million compared to net foreign currency gains of approximately $17 million in the same period in 2022.

Historically, our business has not been adversely affected by inflation. However, starting in 2021 and continuing in 2022 and 2023, many countries including the United States experienced increasing levels of inflation. In 2022, our business experienced rising labor costs, significant service provider rate increases, higher rent and occupancy and other expenses. While buy rates for freight transportation capacity started declining in the second half of 2022, purchase prices for labor and other expenditures have continued to increase throughout 2023. Due to the high degree of competition in the marketplace we may not be able to increase our prices to our customers to offset this inflationary pressure, which could lead to an erosion in our margins and operating income in the future. Conversely, raising our prices to keep pace with inflationary pressure may result in a decrease in volume and customer demand for our services. As we are not required to purchase or maintain extensive property and equipment and have not otherwise incurred substantial interest rate-sensitive indebtedness, we currently have limited direct exposure to increased costs resulting from increases in interest rates.

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

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three and nine months ended September 30, 2023 was $190 million and $895 million as compared with $670 million and $1,643 million for the same periods in 2022. The decreases of $480 million and $748 million for the three and nine months ended September 30, 2023, respectively, were primarily due to lower net earnings and changes to working capital attributable to a slowdown in operations and declining sell and buy rates. At September 30, 2023, working capital was $1,845 million, including cash and cash equivalents of $1,639 million. Other than our recorded lease liabilities, we had no long-term obligations or debt at September 30, 2023. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

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

Cash used in investing activities for the three and nine months ended September 30, 2023 was $8 million and $29 million as compared with $17 million and $69 million for the same periods in 2022, primarily for capital expenditures. Capital expenditures in the three and nine months ended September 30, 2023 were primarily related to continuing investments in building and leasehold improvements and technology and facilities equipment. Total anticipated capital expenditures in 2023 are currently estimated to be $45 million. This includes routine capital expenditures, leasehold and building improvements and investments in technology.

Cash used in financing activities during the three and nine months ended September 30, 2023 was $229 million and $1,247 million as compared with $429 million and $1,048 million for the same periods in 2022. We use the proceeds from stock option exercises and available cash to repurchase our common stock on the open market to reduce outstanding shares. During the three and nine months ended September 30, 2023, we used cash to repurchase 2.6 million and 10.5 million shares of common stock, respectively, compared to 4.5 million and 9.5 million shares of common stock during the same periods in 2022.

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

We maintain international unsecured bank lines of credit for short-term working capital purposes. A few of these credit lines are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks issuing the credit line. At September 30, 2023, borrowings under these credit lines were $50 million and we were contingently liable for $66 million from standby letters of credit and guarantees. The standby letters of credit and guarantees primarily relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

We have lease arrangements primarily for office and warehouse space in all districts where we conduct business. As of September 30, 2023, we had fixed lease payment obligations of $670 million, with $127 million payable within 12 months.

We typically enter into unconditional purchase obligations with asset-based providers (generally short-term in nature) reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. We only enter into agreements that management believes we can fulfill. In the regular course of business, we also enter into agreements with service providers to maintain or operate equipment, facilities or software that can be longer than one year. We also regularly have contractual obligations for specific projects related to improvements of our owned or leased facilities and information technology infrastructure. Purchase obligations outstanding as of September 30, 2023 totaled $117 million.

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At September 30, 2023, cash and cash equivalent balances of $602 million were held by our non-United States subsidiaries, of which $6 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the nine months ended September 30, 2023, would have had the effect of raising operating income by approximately $43 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $35 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the three and nine months ended September 30, 2023 and 2022 was insignificant. For the three months ended September 30, 2023, net foreign currency losses were less than $1 million compared to approximately $9 million of net gains during the same period in 2022. During the nine months ended September 30, 2023 net foreign currency losses were approximately $6 million compared to net foreign currency gains of approximately $17 million during the same period in 2022. We had no foreign currency derivatives outstanding at September 30, 2023 and December 31, 2022. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of September 30, 2023, we had approximately $48 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.

Interest Rate Risk

At September 30, 2023, we had cash and cash equivalents of $1,639 million of which $970 million was invested at various short-term market interest rates. We had no long-term debt at September 30, 2023. A hypothetical change in the interest rate of 10 basis points at September 30, 2023 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the third quarter of 2023.

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

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, we are implementing certain enhancements designed to strengthen IT program change management processes. We continue to conduct supplemental review procedures around direct database changes until the improvements are fully in place. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The remediation of this material weakness may be completed prior to the end of 2023.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Expeditors is involved in claims, lawsuits, government investigations, income and indirect tax audits and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal and tax advisors, none of these matters are expected to have a material effect on our operations, cash flows or financial position. As of September 30, 2023, the amounts recorded for claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
July 1-31, 2023	-	-	-	7,896
August 1-31, 2023	731	$116.22	731	7,549
September 1-30, 2023	1,832	116.32	1,832	5,386
Total	2,563	$116.29	2,563	5,386

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
Not applicable.
(b)
Not applicable.
(c)
During the quarterly period ended September 30, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

November 8, 2023	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

November 8, 2023	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer