Form 10-K
period 2023-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2024-02-23
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41871

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1069248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1015 Third Avenue, Seattle, Washington	98104
(Address of principal executive offices)	(Zip Code)

(206) 674-3400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	EXPD	New York Stock Exchange

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, based upon the closing price as of the last business day of the most recently completed second fiscal quarter ended June 30, 2023, was approximately $17,717,749,906.

At February 16, 2024, the number of shares outstanding of registrant’s Common Stock was 143,899,291.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s Annual Meeting of Shareholders to be held on May 7, 2024 are incorporated by reference into Part III of this Form 10-K.

Auditor Firm ID: 185 Auditor Name: KPMG, LLP Auditor Location: Seattle, WA, USA

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2023

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

3.

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

Transcon: Expeditors' Transcon consists of intra-continental ground transportation, including time-definite less-than-truck and full-truck solutions.

Warehousing and Distribution Services: Expeditors’ services include inventory management, multi-channel order fulfillment, vendor managed inventory programs, and other value-added services. Our warehousing services are generally offered globally in multi-client facilities so that customers may benefit from cost savings related to shared space, labor, equipment, and other efficiencies.

4.

Revenues

The following chart shows our 2023 revenues by service type:

The Expeditors Network

Expeditors has approximately 18,000 employees and provides a complete range of global logistics services to a diversified group of customers that vary in size, industry and geographic location. As opportunities for profitable growth arise, we will continue to open new offices where it makes sense to support existing global customers and serve new local markets. As a knowledge-based global provider of logistics services, we have often concluded over the course of our history that it is better to grow organically rather than by acquisition. When we have made acquisitions, it has generally been to obtain technology or gain specialized industry expertise that could be leveraged to benefit our entire network.

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

5.

At Expeditors, we create our strategy and develop our global products and services; processes; technology; and compliance programs at the corporate level, in order to drive consistency across all levels of the organization. Global consistency and compliance are fundamental to preserving our culture and network of people, processes, technology and locations. We leverage regional and local expertise by staffing our districts principally with local managers and personnel who are from the regions in which they operate and who often have extensive experience in logistics, coupled with a deep understanding of their local market. District offices are responsible for selling and executing Expeditors' products and services directly to customers and are involved in the selection of logistics service providers. Defining our strategy at a global level while executing it at the regional and local levels with customized supply chain solutions enables us to drive consistency and efficiency for our network and customers. We believe that focus on hiring and developing a diverse and talented workforce with an emphasis on exceptional customer service, along with our incentive-based compensation program, enables us to achieve superior financial results and provide for ongoing career advancement opportunities.

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

Expeditors’ strategic plan is to achieve long-term, sustainable and profitable growth by focusing on the right markets and, within each market, on the right customers that lead to profitable business growth through the aggressive marketing of our service offerings. Innovative solutions, integrated platforms and data quality are vital to achieving a competitive advantage. Our teams are aligned on the specific markets of these focused priorities; on the targeted accounts within those markets; and on ways that we can continue to differentiate ourselves from our competitors. Our key strategic initiatives include:

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

We are not dependent on third parties for developing or enhancing our core transportation technology platforms to address our needs or those of our customers. We utilize internally developed and third-party solutions to perform our customs brokerage services, to address country and regional specifications. We continuously monitor emerging technologies for potential applicability to our business. Expeditors also believes that having a single, uniform, globally-connected platform driving logistics operations and providing comprehensive visibility and advanced analytics creates greater efficiency and value, particularly as the value of timely data and insights into that data are increasingly important. We are continually enhancing our systems, including meaningful upgrades to core operating and accounting systems.

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

Expeditors' Services in Detail

The following describes in more detail the operations of each of Expeditors’ services:

Airfreight Services

Airfreight services accounted for approximately 35% of Expeditors' total revenues in 2023 and 2022. When performing airfreight services, we typically act either as a freight consolidator or as an agent for the airline that carries the shipment. When acting as a freight consolidator, we purchase cargo capacity from airlines on a volume basis and resell that space to our customers at lower rates than they could obtain directly from airlines on an individual shipment. We then issue a House Airway Bill (HAWB) to our customers as the contract of carriage and separately, we receive a Master Airway Bill from the airline when the freight is physically tendered. When moving shipments between points where the nature or volume of business does not facilitate consolidation, we receive and forward individual shipments as the agent of the airline that carries the shipment. Whether acting as a consolidator or agent, we offer our customers expertise for optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with securing capacity during periods of high demand.

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

We estimate that our average airfreight consolidation weighs approximately 3,600 pounds and that a typical consolidation includes merchandise from several shippers. Because shipment by air is relatively expensive compared with ocean transportation, air shipments are generally characterized by a high value-to-weight ratio, the need for rapid delivery, or both.

At the origin, Expeditors typically delivers shipments from one of our warehouses to the airline after consolidating the freight into containers or onto pallets. Normally that shipment will then arrive at the destination distribution point within 48-72 hours from the point of origin. During periods of high demand, available cargo capacity from the scheduled air carriers can be limited and backlogs of freight shipments may occur. When these conditions exist, we may charter aircraft to meet customer demand.

7.

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

Our airfreight revenues less directly related costs of transportation and other expenses for a consolidated shipment include the differential between the rate that the airline charges Expeditors and the rate that we, in turn, charge our customers, in addition to commissions that the airline pays us and fees that we charge our customers for ancillary services. Such ancillary services we provide include preparation of shipping and customs documentation, packing, crating, insurance services, and the preparation of documentation to comply with local export laws.

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

Ocean Freight and Ocean Services

Ocean freight services accounted for approximately 25% and 38% of Expeditors' total revenues in 2023 and 2022, respectively. We operate Expeditors International Ocean, Inc. (EIO), an Ocean Transportation Intermediary, sometimes referred to as a Non-Vessel Operating Common Carrier (NVOCC), which specializes in ocean freight services in most major trade lanes in the world. EIO also provides service, on a smaller scale, to and from any location where we have an office or an agent. Ocean freight services are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management.

Ocean freight consolidation: As an NVOCC, EIO contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate. EIO provides full container load services to companies that need flexibility and access to vessel capacity that they may not necessarily achieve by dealing directly with the shipping lines. Additionally, EIO supports customers that prefer to supplement their carrier strategy with an NVOCC. EIO also leverages the Expeditors global gateway network for the movement of LCL freight for customers needing to ship smaller consignments via ocean. EIO issues a House Ocean Bill of Lading (HOBL) or a House Sea Waybill to customers as the contract of carriage and receives a separate Master Ocean Bill of Lading (MOBL) when freight is physically tendered. Revenues from fees charged to customers for ancillary services that EIO may provide include the preparation of shipping and customs documentation, packing, crating, insurance services, and the preparation of documentation to comply with local export and import laws. We also charter vessels to support both our customers’ special projects and our container capacity needs.

8.

Direct ocean forwarding: When the customer contracts directly with the ocean carrier, EIO acts as an agent of the customer and derives its revenues from commissions paid by the ocean carrier and handling fees paid by the customer. In such arrangements, EIO does not issue a HOBL or House Sea Waybill. Rather, the carrier issues a MOBL directly to the customer who employs EIO to create documentation, manage shipment information and arrange various services to facilitate the shipment of goods. The MOBL shows the customer as the shipper.

Order management: Order management provides services that manage consolidation of goods at origin, supplier performance, carrier allocation, carrier performance, container management, document management, delivery management and Order/SKU visibility through our web-based portal. Customers have the ability to monitor and report against near real-time status of orders from the date of creation through final delivery. Item quantities, required ship dates, required delivery dates, commodity descriptions, estimated vs. actual ex-factory dates, container utilization, document creation and visibility are many of the managed functions that are visible and reportable via our web-based portal. Order management is available for various modes of transportation, including ocean, air, truck and rail. Order management revenues are derived from services provided to the shipper, as well as management fees associated with managing order execution against customer specific rules. One basic function of order management involves arranging cargo from many suppliers in a particular origin and “consolidating” these shipments into the fewest possible number of containers to maximize space utilization and minimize cost. Through origin consolidation, customers can reduce the number of containers shipped by putting more product in larger and fewer containers.

Multiple carrier acquisitions and alliances have occurred, and certain carriers are entering into onshore services as they pursue scale and additional market share in an effort to improve profitability. Ocean carriers have improved their management of capacity relative to demand in recent years. Carriers also face changes in regulatory requirements such as requiring reductions in the sulfur in marine fuel and the EU emissions trading system, which are increasing their operating and capital costs. Consequently, when the market goes through seasonal peaks or significant disruption and demand exceeds supply, the carriers react by increasing their pricing as quickly as possible. This carrier behavior, along with fluctuations in demand, creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.

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

Customs Brokerage and Other Services

Customs brokerage and other services accounted for approximately 40% and 27% of Expeditors' total revenues in 2023 and 2022, respectively. As a customs broker, we assist our customers in clearing shipments through customs by preparing and filing required information and documentation, calculating and providing for payment of duties and other taxes on behalf of the customer, arranging required inspections by governmental agencies, and providing import services such as pick up, storage and delivery services, including value-added services, at destinations. We provide customs brokerage services in conjunction with transportation services or independently. Expeditors supports regulatory compliance and visibility to the supply chain through process and system controls, technology, and licensed and trained professional oversight. We offer a customized, solutions-based approach to our customers, based on the complexity of their business. Our pricing reflects this complexity and scope, in addition to the number of declarations filed.

We also provide other value-added services within our network, such as warehousing and distribution, Transcon and consulting services. Expeditors' warehousing and distribution services include inventory management, multi-channel order fulfillment, vendor managed inventory programs, and other industry-specific, value-added services. Our warehousing services are generally offered in facilities utilized by multiple customers so that customers may benefit from cost savings related to shared space, labor, equipment and other efficiencies. Expeditors' Transcon consists of intra-continental ground transportation, including time-definite less-than-truck and full-truck solutions. Expeditors responds to customer-driven trade compliance consulting services requests primarily through Tradewin. Fees for these non-transactional services are based upon hourly billing rates and bids for mutually agreed-upon projects.

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

Compensation and retention

We reinforce these values with a compensation system that rewards employees for profitably managing the things they can control. This incentive-based compensation system has been in place since we became a publicly traded company. There is no limit to how much a key employee can earn for success. We believe in a “real world” environment where the employees of our operating units are held accountable for the profit implications of their decisions. If these decisions result in operating losses, management generally must make up these losses with future operating profits, in the aggregate, before any cash incentive compensation can be earned. Executive management, in limited circumstances, makes exceptions at the district operating unit level. At the same time, our policies, processes and relevant training focus on such things as cargo management, risk mitigation, compliance, sound business decisions, accounts receivable collection, cash flow and credit soundness in an attempt to help managers avoid the kinds of errors that might end a career. To retain the services of highly qualified, experienced, and motivated employees, we place considerable emphasis on our incentive-based compensation programs.

10.

Since our business is service based, we believe that employee retention remains critical to our long-term success. We evaluate our ability to engage and retain employees by monitoring turnover rates, percentage of positions filled internally, and by regularly conducting employee satisfaction surveys to identify opportunities where we can improve.

Geographically diverse workforce

At December 31, 2023, Expeditors employed approximately 18,000 people, of which approximately 12,000 were employed in international locations. We believe that focus on hiring and developing a diverse and talented workforce coupled with our incentive-based compensation program, enables us to provide exceptional service and superior financial results. We need to leverage regional and local expertise by staffing our districts principally with local managers and personnel who are from the regions in which they operate and who have extensive experience in logistics, coupled with a deep understanding of their local market. This results in a highly talented, inclusive and multi-cultural global workforce that reflects the diverse regions that we serve. Because our business involves shipments between districts and typically touches more than one geographic area, our success requires a high degree of communication and cooperation among our employees globally.

District Managers are key individuals in our Company, as sales, operational execution and business and expenditure decisions necessary to service our customers are the responsibility of management at each district. The vast majority of our employees are based in our operational districts, geographically distributed as shown below. We have summarized below, the number of employees based on individual headcount as of December 31, 2023, including corporate and information services employees.

Employee Count as of December 31,
2023

United States	6,300
Other North America	1,500
Latin America	700
North Asia	2,250
South Asia	1,650
Europe	3,800
Middle East, Africa and India	1,900
Total	18,100

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

Unlike many of our competitors, who have tended to grow by merger and acquisition, Expeditors operates fully integrated transportation, customs brokerage, and accounting systems, running on a common hardware platform, in all of our districts. Small and middle-tier competitors, in general, do not have the resources available to develop and integrate these customized systems. Historically, growth through aggressive acquisition has proven to be a challenge for many of our competitors and typically involves the purchase of significant “goodwill.” In contrast, Expeditors has pursued a strategy emphasizing organic growth supplemented by certain strategic acquisitions.

Dependence on Service Providers

In addition, our ability to provide services to our customers is highly dependent on good working relationships with a variety of entities, including airlines, ocean carrier lines, ground transportation providers and governmental agencies. The significance of maintaining acceptable working relationships with these entities has gained increased importance as a result of ongoing concerns over terrorism, security, changes in governmental regulations and oversight of international trade. We use a consistent approach in selecting and managing service providers across all of our product offerings, beginning with a rigorous qualification and risk-based diligence process. We select and engage with best-in-class, compliance-focused, efficiently run, growth-oriented partners, based upon defined value elements and are intentional in our relationship and performance management activity, reinforcing success by awarding service providers who consistently achieve at the highest levels with additional business. We consider our current working relationships with these entities to be satisfactory. However, changes in the financial stability and operating capabilities and capacity of asset-based carriers, capacity allotments available from carriers, governmental regulation or deregulation efforts, modernization of the regulations governing customs brokerage, and/or changes in governmental restrictions, quota restrictions or trade accords could affect our business in unpredictable ways.

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

Historically, our business has not been adversely affected by inflation. In 2021 and continuing in 2022 and 2023, many countries including the United States experienced increasing levels of inflation. In 2022, our business experienced rising labor costs, significant service provider rate increases, and higher rent and occupancy and other expenses. While buy rates for freight transportation capacity started declining in the second half of 2022, purchase prices for labor and other expenditures have continued to increase throughout 2023. Due to the high degree of competition in the marketplace we may not be able to increase our prices to our customers to offset this inflationary pressure, which could lead to an erosion in our margins and operating income in the future. Conversely, raising our prices to keep pace with inflationary pressure may result in a decrease in volume and customer demand for our services.

12.

Seasonality

Historically, our operating results have been subject to seasonal demand trends, with the first quarter being the weakest and the third and fourth quarters being the strongest; however, there is no assurance that this seasonal trend will occur in the future or to what degree it was impacted in 2022 by the downtime caused by the cyber-attack and impacts of a slowing economy. This historical pattern has been the result of, or influenced by, numerous factors, including weather patterns, national holidays, consumer demand, new product launches, just-in-time inventory models, economic conditions, pandemics, governmental policies, and inter-governmental disputes and a myriad of other similar and subtle forces. We cannot accurately forecast many of these factors, nor can we estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns will continue in future periods.

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

Expeditors is licensed as a customs broker by the Customs and Border Protection (CBP) agency of DHS, nationally and in each U.S. customs district in which we do business. All United States customs brokers must maintain prescribed records and are subject to periodic audits by CBP. In other jurisdictions in which Expeditors performs customs clearance services, we are licensed by the appropriate governmental authority where such license is required to perform these services. Expeditors participates in various governmental supply chain security programs, such as the Air Cargo Advance Screening (ACAS), the Customs Trade Partnership Against Terrorism (CTPAT) in the United States and Authorized Economic Operator (AEO) programs in other countries. Additionally, Expeditors is subject to additional regulatory and licensing requirements in the countries where we operate.

13.

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

Geopolitical risks, along with the continuing global threats from pandemics, terrorism, cyber-attacks, smuggling, wars, and governments’ overriding concern for the safety of passengers and citizens who import and export goods into and out of their respective countries, have resulted in a proliferation of cargo security and other regulations. Many of these regulations are complex and require varying degrees of interpretation. While these regulations have already created a marked difference in the security and other arrangements necessary to move shipments around the globe, regulations are expected to become more stringent in the future. As governments look for ways to tighten border controls and attempt to mitigate criminal elements and potential terror-related incidents, our competitors in the transportation business and we may be required to incorporate security and other procedures within our respective scope of services to a far greater degree than has been required in the past. We believe that increased security and additional requirements may involve further investments in technology and more sophisticated screening procedures being applied to cargo, customers, vendors, and employees.

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

While further government regulation related to climate change is either under consideration or being implemented by various levels of governments internationally and in the United States, Expeditors is committed to systematic efforts to reduce the impact of our operations on the environment and assisting our customers in their efforts to reduce their carbon footprint. We have employee-led Green Teams which cover most of our local district offices and are responsible for projects focused on environmental sustainability, including reducing waste, energy consumption, and Expeditors' Scope 1 and Scope 2 greenhouse gas (GHG) emissions (as defined by the Greenhouse Gas Protocol, Scope 1 emissions include all direct GHG emissions from sources that are owned or controlled by the company; Scope 2 includes indirect GHG emissions from the generation of purchased electricity, heat or steam consumed by the company). We have voluntarily disclosed our Scope 1 and Scope 2 emissions data to CDP since 2010.

We cannot predict what impact future environmental regulations may have on our business. We monitor climate-related risks and opportunities through our engagement with our customers and service providers and through our active participation in key initiatives and organizations focused on climate. For example, we are a SmartWay partner company in the United States. SmartWay is a voluntary public-private program sponsored by the U.S. Environmental Protection Agency (EPA) for tracking, documenting, and sharing information about fuel use and freight emissions across supply chains.

Cargo and Customs Brokerage Liability

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

14.

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

When providing customs brokerage services, Expeditors does not assume liability for lost or damaged shipments because we do not maintain care, custody, or control over the goods in our capacity as a customs broker. Our liability for customs brokerage services is limited by contract to an amount generally equal to the lower of $50 per customs entry or the amount of brokerage fees paid to Expeditors for the customs entry.

We maintain cargo legal liability insurance covering claims for losses attributable to missing or damaged shipments for which we are legally liable. Expeditors also maintains insurance coverage for the property of others that is stored in our warehouse facilities. This insurance coverage is provided by a Vermont, U.S.-based insurance entity wholly owned by Expeditors. The coverage is fronted and re-insured by a global insurance company. The total risk retained by Expeditors in 2023 was $5 million. In addition, we are licensed as an insurance broker through our subsidiary, Expeditors Cargo Insurance Brokers, Inc., and place cargo insurance coverage for other customers. In certain circumstances, Expeditors will assume additional limited liability.

Information about our Executive Officers

The following table sets forth the names, ages, and positions of current executive officers of our company.

Name	Age	Position
Jeffrey S. Musser	58	President, Chief Executive Officer and Director
Daniel R. Wall	55	President, Global Geographies and Operations
Blake R. Bell	52	President, Global Services
Kelly K. Blacker	52	President, Global Products
Bradley S. Powell	63	Senior Vice President and Chief Financial Officer
Christopher J. McClincy	49	Senior Vice President and Chief Information Officer
Benjamin G. Clark	55	Senior Vice President, Chief Strategy Officer
Jeffrey F. Dickerman	48	Senior Vice President, General Counsel and Corporate Secretary

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

Daniel R. Wall joined Expeditors in March 1987 and was promoted to District Manager in May 1992 and Global Director - Account Management in March 2002. Mr. Wall was elected Vice President – ECMS (Order Management) in January 2004 and Senior Vice President - Ocean Services in September 2004. Mr. Wall was appointed as President, Global Products in June 2015, and as President, Global Services, effective January 1, 2023. In October 2023, Mr. Wall was named President, Global Geographies and Operations, effective January 1, 2024.

Blake R. Bell joined Expeditors in September 1995 and was promoted to District Manager in January 2001. Mr. Bell was elected to Regional Vice President in May 2014, and Senior Vice President of Global Transcon in October 2015. On February 17, 2023, Mr. Bell was promoted as President, Global Products and was appointed as President, Global Products, effective January 1, 2024.

Kelly K. Blacker joined Expeditors in 1994 and was promoted to New York Branch Manager in 2001, Columbus District Manager in 2004, Memphis District Manager in 2007, and Atlanta Gateway Branch Manager in 2011. Ms. Blacker was named Regional Vice President of the U.S. Mid-Atlantic region in 2015, and Senior Vice President of Global Air in May 2020. In November 2023, Ms. Blacker was appointed President, Global Products, effective January 1, 2024.

15.

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

16.

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

Expeditors primarily provides services to customers engaged in international commerce. Everything that affects international trade has the potential to expand or contract our primary markets and adversely impact our operating results. For example, international trade is influenced by:

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

In the long term, identifying, recruiting, hiring, training, and retaining employees is essential to our ability to operate and deliver our services, our ability to grow and ultimately our future profitability. The global pandemic caused disruptions to our work environment by requiring the majority of our employees to work remotely during the height of the pandemic. As pandemic restrictions eased, we required employees to return to the office, while other companies may have maintained fully or partially remote-work policies. As a result of those individuals who prefer working remotely, we may experience a higher degree of turnover of key employees and lower employee satisfaction in the near future. Further, this could inhibit our ability to identify, recruit, and hire new employees over time. We cannot predict how this may affect employees’ habits, preferences nor the impact it may have on our Company’s culture and our ability to continue to retain and attract talented employees who have become accustomed to a remote work environment. Additionally, we may incur higher compensation-related expense to recruit and retain and incur additional significant expense to hire third parties to perform tasks that have historically been performed by our employees.

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

The pandemic caused significant disruptions in global supply chain operations that were further exacerbated by congestion at destination ports and shortages of equipment, labor and warehouse space. In response to these conditions, we hired additional employees in 2021 and 2022 to be able to service customers and navigate through these challenges. Though these disruptions substantially cleared by the fourth quarter of 2022, our number of employees at December 31, 2023, remains high relative to our volumes and our operating income.

In the short term, any reductions in our workforce could result in additional expenses. Conversely, a failure to reduce compensation expense and other expenses in periods when the business environment does not support our workforce level will result in lower compensation earned by the majority of employees. This may challenge our ability to retain and attract key employees to conduct our business successfully. We cannot predict how management’s responses to these challenges will ultimately impact our Company culture, financial position, results of operations and cash flows or our ability to successfully attract and retain key employees in the future.

We rely heavily upon the flexibility and sophistication of the technologies used in our core business and failure to properly manage, enhance and update technologies could lead to disruptions in our operations or our ability to remain competitive.

Expeditors relies heavily and must compete based upon the flexibility and sophistication of the technologies utilized in performing our core businesses. Future results depend on our success in developing competitive and reliable systems to address the needs of our customers and suppliers. Development and maintenance of these systems must be accomplished in a cost-effective manner and support the use of secure protocols, including integration and availability of third-party technology. We are continually enhancing our systems, including meaningful upgrades to core operating and accounting systems. These efforts are inherently complex and, if not managed properly, could lead to disruptions in our operations or our ability to remain competitive.

Any significant disruptions to our network and systems continuity could have an adverse impact to our business and financial results.

As our employees, our customers and suppliers continue to increase reliance on systems, and as additional features are added, the risks also increase. Any significant disruptions to our global systems or the internet for any reason, which could include equipment or network failures; co-location facility failures; power outages; sabotage; employee error or other actions; cyber-attacks or other security breaches; reliance on third party technology; geo-political activity or natural disasters; all of which could have a material negative effect on our results. In February 2022, we were the subject of a targeted cyber-attack. Upon discovering the incident, we shut down most of our operating systems globally to manage the safety of our overall global systems environment. This shutdown and any such future events will result in loss of revenue; business disruptions (such as the inability to timely process shipments); and significant remediation costs. This cyber-attack, or any future cyber-attack could also result in increased vulnerability to attempts of fraud, legal claims and proceedings including potential breach of contract claims, reporting delays or errors; interference with regulatory reporting; an increase in costs to protect our systems and technology; or damage to our reputation.

18.

We rely on service providers, including air, ocean, ground freight carriers and others and if they have insufficient capacity available relative to market demand or have reduced capacity to provide service, it may adversely impact our business and operating results.

As a non-asset-based provider of global logistics services, Expeditors depends on a variety of carriers and other service providers, including air, ocean and ground freight carriers. Our ability to deliver our services depends on service providers having sufficient capacity available to purchase. The quality and profitability of our services depend upon effective selection and oversight of our service providers. During the COVID-19 pandemic, air carriers were particularly affected, having to cancel flights due to travel restrictions resulting in dramatic drops in revenues, historical losses, high leverage and liquidity challenges. When market demand significantly exceeds available capacity in a given market, which was the case for various services and markets at the beginning of the pandemic in 2020 and that continued through the first half of 2022, we may not always be able to find acceptable transportation or other service solutions to meet our customers’ needs, or the routing and delivery of freight may be subject to delays that are outside of our control. Quality customer service is a key element of the Company’s success, and such challenges in meeting our customers’ needs and requirements may result in loss of business. Major disruptions to carriers’ operations, such as caused by a global health emergency, could place significant stress on our air, ocean and freight ground carriers, as well as other service providers, which may result in reduced carrier capacity or availability, pricing volatility or more limited carrier transportation schedules and other services that we utilize, which could adversely impact our operations and financial results.

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

Any disruption of our business caused by a catastrophic event could harm our ability to conduct normal business operations and impact our operating results.

A disruption or failure of Expeditors' systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack, strike, civil unrest, mass population dislocation, pandemic or other catastrophic event could cause delays in providing services or performing other mission-critical functions. Our corporate headquarters and certain other critical business operations are in the Puget Sound area of Washington, which is near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results. See “Any significant disruptions to our network and systems continuity could have an adverse impact to our business and financial results” above.

We face risks associated with the handling of customer inventory.

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

19.

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

The long-term effects of climate change are difficult to predict and may be widespread. The impacts of climate change may include physical risks (such as rising sea levels, which could affect port operations or frequency and severity of extreme weather conditions, which could disrupt our operations and damage cargo and our facilities), compliance costs and transition risks (such as increased regulation and taxation to support carbon emissions reduction investments), shifts in customer demands (such as customers requiring more fuel efficient transportation modes or transparency to carbon emissions in their supply chains) and customer contractual requirements around environmental initiatives and other adverse effects. Our non-asset-based model gives us a flexibility and an ability to change locations, modes, and carriers based on evolving operating conditions. However, such impacts may disrupt our operations by adversely affecting our ability to procure services that meet regulatory or customer requirements, depending on the availability of sufficient appropriate logistics solutions.

In addition, the increasing concern over climate change has resulted and may continue to result in more regulations relating to climate change, including regulating greenhouse gas emissions, restrictions on modes of transportation, alternative energy policies and sustainability initiatives, such as the FuelEU Maritime initiative or the EU Emissions Trading System. If, in the United States or in any other jurisdictions in which we operate, legislation or regulations are enacted or promulgated that impose more stringent restrictions and requirements than our current legal or regulatory obligations, we may experience disruptions in, or increases in the costs associated with delivering our services, which may negatively affect our operating our results of operations, cash flows and financial condition.

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

20.

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

A material portion of Expeditors' revenues and operating income comes from operations conducted outside the United States. To maintain a global service network, we may be required to operate in hostile locations and in dangerous situations. Doing business in foreign locations also subjects us to a variety of risks and considerations not normally encountered by domestic enterprises.

In addition, we operate in parts of the world where common business practices could constitute violations of the anti-corruption laws, rules, regulations and decrees of the United States and of other countries in which we conduct business, including the U.S. Foreign Corrupt Practices Act as well as trade and exchange control laws, or laws, regulations and Executive Orders imposing embargoes and sanctions; and anti-boycott laws and regulations. Compliance with these laws, rules, regulations and decrees is dependent on our employees, service providers, agents, third party brokers and customers, whose individual actions could violate these laws, rules, regulations and decrees. Failure to comply could result in substantial penalties and additional expenses, damage to our reputation and restrictions on our ability to conduct business.

We are subject to taxation in multiple jurisdictions, and although we believe our tax estimates are reasonable, any adverse determinations in tax audits could negatively impact our financial results.

Expeditors is subject to income and non-income taxation in the United States (Federal, state and local) as well as many foreign jurisdictions including the People’s Republic of China, including Hong Kong, Taiwan, Vietnam, India, Mexico, Canada, Netherlands and the United Kingdom. In many of these jurisdictions, the tax laws are very complex and are open to different interpretations and application. Tax authorities frequently implement new taxes and change their tax rates and rules, including interpretations of those rules. The Organization for Economic Cooperation and Development (OECD) reached agreement among various countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two proposals. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of these legislative changes could impact our effective tax rate and tax liabilities. Given the numerous proposed tax law changes and the uncertainty regarding such proposed legislative changes, the impact of Pillar Two cannot be determined at this time.

The timing of the resolution of income and non-income tax examinations can be highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities, which may differ from the amounts recorded. It is reasonably possible that within the next twelve months we will undergo further audits and examinations by various tax authorities and possibly may reach resolution related to income tax examinations covering one or more jurisdictions and years. In recent years, the United States and other foreign governments have made significant changes to tax laws, and more changes are anticipated in future periods. Often, those changes are subject to the issuance of new regulations and interpretations, which adds complexity and uncertainty in calculating tax liabilities.

We are regularly under audit by tax authorities, including transfer pricing inquiries. The Indian tax authority (ITA) has asserted that additional tax applies principally related to transfer pricing and transactions between and amongst the Company and its Indian subsidiary and the applicability to an Indian service tax applicable to ocean and air imports and exports. We believe that ITA’s positions are without merit, and we are defending our position vigorously in Indian courts. If these matters are adversely resolved, we would recognize significant additional tax expense including interest and penalties. Although we believe our tax estimates are reasonable, the final determination of tax audits, including any potential penalties and interest, could be materially different from our tax provisions and accruals and negatively impact our financial results. We cannot currently provide an estimate of the range of possible outcomes.

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

21.

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

Global health emergencies on the scale of the COVID-19 pandemic may significantly impact worldwide economic conditions and global trade and can have a disruptive effect on our operations, and the operations of our service providers and our customers, which may impact our business.

We may be impacted by a global health emergency, similar to the scale of what we experienced during the COVID-19 pandemic. Significant global health emergencies may prompt governments around the world to mandate lockdowns and implement other restrictions that can have a direct impact on international trade. Such government restrictions may contribute to shortages of both labor and capacity and increase costs that impact our operations. Any significant global health emergency on the scale of the COVID- 19 pandemic could negatively affect our business and our financial results. Such a disruptions could also have the effect of heightening many of the other risks described above.

We identified a material weakness in our internal control over financial reporting related to an ineffective information technology general control which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price.

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A, during the fourth quarter of 2022, management identified a material weakness in internal control related to certain database changes made to an information technology (IT) system that supports the Company’s financial reporting processes. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2022 and 2023. As a result of identifying this issue, management will continue to implement certain enhancements designed to strengthen IT program change management processes. We expect that necessary enhancements will be completed prior to the end of 2024. However, to the extent management is unable to remediate the identified issue, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

Actions of activist investors could disrupt our business.

Public companies have been the target of activist investors. In the event that a third party, such as an activist investor, proposes to change our governance policies, board of directors, or other aspects of our operations or strategy, our review and consideration of such proposals may create a significant distraction for our management and employees. This could negatively impact our ability to execute various strategic initiatives and may require management to expend significant time and resources responding to such proposals. Such proposals may also create uncertainties with respect to our financial position and operations and may adversely affect our ability to attract and retain key employees.

ITEM 1B — UNRESOLVED STAFF COMMENTS

Not applicable.

22.

ITEM 1C — CYBERSECURITY

Risk Management and Strategy

We and our customers and suppliers have an increasing reliance on our technology systems and infrastructure. We aim to safeguard the digital infrastructure of Expeditors, enabling the highest levels of customer service while managing and minimizing risk and maintaining global compliance. The cybersecurity and risk management program within Expeditors is defined through strategy, execution, management, and oversight, with continual assessments to verify the program’s overall effectiveness.

Identifying and assessing cybersecurity risks and threats is integrated into our overall enterprise risk management program. Our Enterprise Cybersecurity Committee defines the strategy, prioritizes, and sets the expectations for execution of the cybersecurity program, leveraging an industry-standard cybersecurity framework, the National Institute of Standards and Technology cybersecurity framework (NIST CSF).

Our Cybersecurity and Risk Management program (CSRM) is designed around but not limited to five key pillars:

(i)
strategic development and continuous iteration of a risk strategy in line with our information services and business goals;
(ii)
engineering and architecture of cybersecurity preventative and response solutions and capabilities;
(iii)
governance, risk, and compliance defining policies, standards, and systems of control and measurement in line with industry best practices and regulatory requirements;
(iv)
cybersecurity operations designed to prepare, identify, contain, eradicate, and recover from cyber-related incidents; and
(v)
identity and access management defining global practices for access, authentication, and authorization to technology systems.

Our Cybersecurity and Information Services (IS) department executes and measures the delivery of the cybersecurity program and incorporates the program into the governance and internal controls framework for our Company. We engage third parties such as consultants, auditors and specialists to support, evaluate, and improve the program, and utilize cybersecurity technologies and services to prevent, identify, detect, respond, and recover from cybersecurity threats and incidents. We also maintain a third party security program to identify, prioritize, assess, mitigate and remediate third party risks, which is part of our overall cybersecurity risk management framework.

In February 2022, we determined that our Company was the subject of a targeted cyber-attack which resulted in having to shut down most of our connectivity, operating and accounting systems globally to manage the safety of our entire global systems environment, and we initiated our cybersecurity incident response plan. We had limited ability to conduct operations for a period of approximately three weeks, including but not limited to arranging for shipments of freight or managing customs and distribution activities for our customers’ shipments. While we continue to incorporate learnings from the cyber-attack, we do not expect to have a further material adverse impact on the Company’s business from this cyber-attack. Since the cyber-attack, we have accelerated investments in our CSRM program, strengthened the security of our systems and networks and enhanced continued monitoring of the known information security environment. We also added a Chief Information Security Officer (CISO) to our IS leadership.

Governance

Our Board of Directors provides direct oversight of and evaluates our CSRM at least annually. The Board’s oversight is led by James Dubois, former CISO and Chief Information Officer (CIO) with the Microsoft Corporation, who communicates with cybersecurity leadership throughout the year. The Board is provided updates via our Enterprise Risk Management program quarterly, while meeting with the CISO at least annually.

Our Enterprise Risk Management Committee includes a cross-functional team including the Chief Executive Officer, CIO, Chief Financial Officer and the General Counsel as members who are well versed in risk management. In addition, the Enterprise Cybersecurity Committee includes the CIO, CISO, and Vice Presidents who have the relevant risk management and cybersecurity expertise. The Cybersecurity and Information Services department is led by the CISO and includes cyber professionals who have the relevant cybersecurity expertise. The CISO reports to the CIO and has over 20 years of experience, a graduate degree and several certifications in the field of cybersecurity. Material risks are managed and monitored by persons or committees with relevant expertise and experience.

23.

The Company maintains a Cybersecurity incident response team and a Business Continuity Plan and has a well-established incident reporting protocol to inform management, the Board of Directors or third parties.

ITEM 2 — PROPERTIES

Expeditors’ corporate headquarters are located in Seattle, Washington. We conduct operations in approximately 440 locations worldwide, of which approximately 105 are in the United States and 19 are owned. These owned and leased locations are primarily located close to an airport, ocean port, or on an important border crossing. These facilities are strategically located to cover the geographic areas served by Expeditors. The majority of these facilities contain warehouse facilities. We will from time to time investigate the possibility of building or buying suitable facilities. We believe that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.

ITEM 3 — LEGAL PROCEEDINGS

Expeditors is involved in claims, lawsuits, government investigations, income and indirect tax audits and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a material effect on our operations, cash flows or financial position. In 2023, amounts recorded for claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

24.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Expeditors' common stock trades on the New York Stock Exchange under the symbol EXPD.

There were 574 registered holders of record as of February 16, 2024. This figure does not include a substantially greater number of beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.

The Board of Directors declared semi-annual dividends per share during the two most recent fiscal years as follows:

June 15, 2023	$0.69
December 15, 2023	$0.69
June 15, 2022	$0.67
December 15, 2022	$0.67

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
October 1-31, 2023	—	$—	—	5,389
November 1-30, 2023	1,131	$118.90	1,131	4,803
December 1-31, 2023	493	$119.94	493	3,866
Total	1,624	$119.22	1,624	3,866

In November 2001, under a Discretionary Stock Repurchase Plan, Expeditors' Board of Directors authorized the repurchase of our common stock in the open market to reduce the issued and outstanding stock down to 200 million shares. Subsequently, the Board of Directors has from time to time increased the amount of our common stock that may be repurchased. The Board of Directors last authorized repurchases from 140 million shares of common stock, as of December 31, 2023, down to 130 million on February 19, 2024. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date.

25.

The graph below compares Expeditors International of Washington, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Industrial Transportation index (NQUSB502060T) and the Dow Jones Transportation Average as a replacement for the NASDAQ Industrial Transportation index. The Company is making the modification as a result of having transferred the listing of its common stock to the New York Stock Exchange from the Nasdaq Stock Market on November 21, 2023. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2018 and tracks it through 12/31/2023. Total return assumes reinvestment of dividends in each of the indices indicated.

	12/18	12/19	12/20	12/21	12/22	12/23
Expeditors International of Washington, Inc.	$100.00	116.18	143.42	204.41	160.07	198.29
Standard and Poor's 500 Index	100.00	131.47	155.65	200.29	163.98	207.04
NASDAQ Industrial Transportation (NQUSB502060T)	100.00	125.94	164.80	208.39	176.34	211.72
Dow Jones Transportation Average	100.00	120.83	140.80	187.56	154.50	186.15

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

26.

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

27.

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

In most cases we act as an indirect carrier. When acting as an indirect carrier, we issue a House Airway Bill (HAWB), a House Ocean Bill of Lading (HOBL) or a House Sea Waybill to customers as the contract of carriage. In turn, when the freight is physically tendered to a direct carrier, we receive a contract of carriage known as a Master Airway Bill for airfreight shipments and a Master Ocean Bill of Lading (MOBL) for ocean shipments.

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

28.

We manage our company along five geographic areas of responsibility: Americas; North Asia; South Asia; Europe; and Middle East, Africa and India (MAIR). Each area is divided into sub-regions that are composed of operating units with individual profit and loss responsibility. Our business involves shipments between operating units and typically touches more than one geographic area. The nature of the international logistics business necessitates a high degree of communication and cooperation among operating units. Because of this inter-relationship between operating units, it is very difficult to examine any one geographic area and draw meaningful conclusions as to its contribution to our overall success on a stand-alone basis. The following chart shows revenues by geographic areas of responsibility for the years ended December 31, 2023, 2022 and 2021:

Revenues by Geographic Area
7,000
6,000
5,000
4,000
3,000
2,000
1,000
-
$ (Thousands)
Americas
North Asia
South Asia
Europe
MAIR
2023
2022
2021

Our operating units share revenue using the same arms-length pricing methodologies that we use when our offices transact business with independent agents. Certain costs are allocated among the segments based on the relative value of the underlying services, which can include allocation based on actual costs incurred or estimated cost plus a profit margin. Our strategy closely links compensation with operating unit profitability, which includes shared revenues and allocated costs. Therefore, individual success is closely linked to cooperation with other operating units within our network. The mix of services varies by segment based primarily on the import or export orientation of local operations in each of our regions. North Asia is our largest export-oriented region and accounted for 23% of revenues, 28% of directly related cost of transportation and other expenses and 22% of operating income for the year ended December 31, 2023.

29.

Summary of 2023

•
Volumes transacted in all services were down due to continued softening customer demand from a slowdown in the global economy and international trade as customers' inventory levels remained high.
•
Average buy and sell rates declined through most of the year, as available capacity for transportation exceeded demand.
•
As a result of volume and rate trends above, revenues and expenses in airfreight and ocean services were significantly down compared to 2022 and 2021, particularly affecting revenues in our North Asia region.
•
As port congestion has cleared our customs brokerage and other services revenues declined significantly but operating results benefited from lower costs and a reduction in costs related to the cyber-attack incurred in 2022.
•
Net earnings to shareholders decreased 45%.
•
Operating cash flows were $1,053 million and we returned $1,595 million to shareholders through common stock repurchases and dividends.

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

The global economic and trade environments remain uncertain, including higher inflation and oil prices, high interest rates and the conflicts in the Middle East and Ukraine. Starting in the second quarter of 2002 and continuing throughout 2023, we saw a slowdown in the global economy and a softening of customer demand resulting in declines in average buy and sell rates. As demand softened and port congestion cleared, availability of labor and equipment eased resulting in excess carrier capacity over demand. We also expect that pricing volatility will continue as carriers adapt to lower demand, changing fuel prices, security risks and react to governmental trade policies and other regulations. Additionally, we cannot predict the direct or indirect impact that further changes in and purchasing behavior, such as online shopping, could have on our business. Some customers have begun shifting manufacturing to other countries in response to governments implementing higher tariffs on imports, to reduce their supply chain risks, and in response to pandemic disruptions, or geopolitical risks, which could negatively impact us.

30.

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

31.

The total amount of our income and non-income tax contingencies may increase in 2024. In addition, changes in state, federal, and foreign tax laws and changes in interpretations of these laws may increase our existing tax contingencies. The timing of the resolution of tax examinations can be highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ significantly from the amounts recorded. It is reasonably possible that within the next 12 months we may undergo further audits and examinations by various tax authorities, and it is also possible that we may reach resolution related to income tax and non-income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on tax filings in future years and may increase the amount of tax expense we recognize as well as the potential for penalties and interest being incurred. Our estimate of any ultimate tax liability contains assumptions based on our experience, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by the taxing jurisdiction. Though we believe the estimates and assumptions used to support the evaluation of our tax positions are reasonable, the actual amount of any change could vary significantly depending on the ultimate timing and nature of its resolution. We cannot currently provide an estimate of the range of possible outcomes.

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

32.

Results of Operations

This section of this Form 10-K generally discusses year-to-year comparisons between the results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

The following table shows the revenues, the directly related cost of transportation and other expenses for our principal services and our overhead expenses for 2023, 2022 and 2021. The table, chart and the accompanying discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto in Part II, Item 8 of this report.

				Percentage change
In thousands	2023	2022	2021	2023 vs. 2022
Airfreight services:
Revenues	$3,246,527	$5,886,886	$6,771,402	(45)%
Expenses	2,347,293	4,359,726	5,067,380	(46)%
Ocean freight and ocean services:
Revenues	2,363,243	6,544,559	5,545,818	(64)%
Expenses	1,634,947	5,188,066	4,364,160	(68)%
Customs brokerage and other services:
Revenues	3,690,340	4,639,839	4,206,297	(20)%
Expenses	2,071,760	3,029,105	2,626,615	(32)%
Overhead expenses:
Salaries and related costs	1,700,516	2,056,387	2,062,351	(17)%
Other	605,661	613,629	493,685	(1)%
Total overhead expenses	2,306,177	2,670,016	2,556,036	(14)%
Operating income	939,933	1,824,371	1,909,326	(48)%
Other income, net	75,095	11,520	15,290	552%
Earnings before income taxes	1,015,028	1,835,891	1,924,616	(45)%
Income tax expense	263,249	475,286	505,771	(45)%
Net earnings	751,779	1,360,605	1,418,845	(45)%
Less net (losses) earnings attributable to the noncontrolling interest	(1,104)	3,206	3,353	(134)%
Net earnings attributable to shareholders	$752,883	$1,357,399	$1,415,492	(45)%

33.

Revenues by Service
$ (Millions)
$18,000
$16,000
$14,000
$12,000
$10,000
$8,000
$6,000
$4,000
$2,000
$0
$9,300
$3,247
$2,363
$3,690
$17,071
$5,887
$6,544
$4,640
$16,523
$6,771
$5,546
$4,206
2023 Revenues
2022 Revenues
2021 Revenues
Customs & Other
Ocean
Air

Airfreight services:

Airfreight services revenues and expenses decreased 45% and 46%, respectively, in 2023, as compared with 2022, due to 43% decreases in both average sell and buy rates and a 10% decrease in tonnage. Average sell rates decreased as a result of lower buy rates driven by declining market rates. Buy rates declined as supply chain congestion cleared, shippers have shifted back to using ocean shipments and available capacity exceeds pre-pandemic levels while demand continued to soften. Volumes were lower in 2023 as a result of softening demand and uncertainty in the economy.

Average sell and buy rates decreased in all regions in 2023, as compared with 2022 with most significant decreases on exports out of North Asia and South Asia due to excess available capacity over demand. Tonnage decreased in almost all regions due to softening demand with the largest decrease coming from exports out of North Asia, down 17% and North America, down 8%. In 2023 air carriers added flights to meet strong passenger travel demand and freighter capacity remains high creating a supply and demand imbalance which resulted in continued pressure on rates.

The historically high average buy and sell rates caused by the pandemic and unprecedented supply chain disruptions which contributed to the growth in our revenues, expenses and operating income in 2021 and 2022 have cleared as supply chain operations normalized. Buy rates and sell rates have been declining since the second quarter of 2022 and continued to decline for the first three quarters of 2023. Rates stabilized in the fourth quarter of 2023 due to an increase in seasonal demand. Additionally, uncertainty in the economy including the impacts of inflation and interest rates together with the attractiveness of declining ocean transportation rates are expected to continue to negatively affect demand for airfreight services which could further reduce our volumes. These conditions could result in further decreases in our revenues, expenses and operating income. We are unable to predict how these uncertainties and any future disruptions will affect our operations or financial results prospectively.

34.

Ocean freight and ocean services:

Ocean freight consolidation, direct ocean forwarding, and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues and expenses decreased 64% and 68%, respectively, in 2023, as compared with 2022. The largest component of our ocean freight and ocean services revenue is derived from ocean freight consolidation, which represented 65% and 85% of ocean freight and ocean services revenue in 2023 and 2022, respectively.

In 2023 ocean freight consolidation revenues and expenses decreased across all regions by 73% and 75% respectively, as compared with 2022, primarily due to 67% and 70% decreases in average sell and buy rates, respectively, and a 16% decrease in containers shipped. High fuel prices, congestion at ports due to labor, truck and equipment shortages and disrupted sailing schedules resulted in high average buy rates in 2022. Starting in the second half of 2022, as demand softened, port congestion cleared and shortages of labor and equipment at ports eased, this resulted in available capacity from carriers that exceeded demand. These factors drove a decline in average buy rates starting in the fourth quarter of 2022, which continued throughout most of 2023. Containers shipped decreased as compared to 2022 as demand softened, customer inventory levels remained high and there are uncertainties in the global economy. We also experienced exceptionally high ocean freight consolidation volumes in 2022 from customers transferring from direct carrier shipping due to lack of available capacity. In 2023 customers have reverted back to utilizing direct carrier shipping as capacity became available.

Containers shipped were lower in all regions, most significantly on exports out of North Asia. North Asia ocean services revenues and expenses decreased 73% and 76%, respectively, due to a 19% decrease in containers shipped and lower average rates.

Direct ocean freight forwarding revenues and expenses decreased 8% and 12%, respectively in 2023, principally due to declining volumes and lower ancillary services provided at lower rates. Order management revenues and expenses decreased 21% and 26%, respectively in 2023, due to lower volumes from retail customers and also due to loss of customers caused by the cyber-attack. Our ability to provide order management services in the first quarter of 2022 was significantly affected by limited system connectivity during the downtime caused by the cyber-attack.

The historically high average buy and sell rates caused by the pandemic and unprecedented supply chain disruptions which contributed to the growth in our revenues, expenses and operating income in 2021 and 2022 have significantly declined as supply chain operations normalized. Buy rates and sell rates started declining in the second half of 2022, decreased sharply beginning in the fourth quarter of 2022 and throughout 2023. As global economic conditions remain uncertain and carriers add new vessels, available capacity may continue to exceed demand and may further depress sell and buy rates into 2024. We also expect that pricing volatility will continue as carriers adapt to fluctuations in fuel prices, new regulations, security risks and manage available capacity. As customers seek lower pricing and react to governmental trade policies and other regulations, this could result in further decreases in our revenues and operating income.

Customs brokerage and other services:

Customs brokerage and other services revenues and expenses decreased 20% and 32%, respectively, in 2023 as compared with 2022, primarily due to declining shipments from a slowdown in the economy. Expenses also decreased due to the impact of the cyber-attack which resulted in additional expenses in the first half of 2022.

In 2022, as a result of our inability to timely process and move shipments though ports during the downtime caused by the cyber-attack, we directly incurred approximately $47 million in incremental demurrage charges that were not recoverable from the customers. Additionally, import services including charges at ports such as detention, drayage, terminal charges and delivery decreased significantly in 2023 as congestion at ports cleared compared to high levels in the first half of 2022.

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

North America revenues and expenses decreased 27% and 41%, respectively, in 2023 as compared with 2022, primarily as a result of declining shipments and significant decrease in detention, drayage, terminal charges and delivery charges. Additionally, $43 million in demurrage charges related to the downtime caused by the cyber-attack also contributed to the increase in expenses in 2022.

35.

Overhead expenses:

Salaries and related costs decreased 17% in 2023, as compared with 2022, principally due to decreases in commissions and bonuses earned from lower revenues and operating income. While headcount decreased 9% in 2023, base salaries and benefits increased 1% primarily due to inflationary conditions.

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

Our management compensation programs have always been incentive-based and performance driven. Bonuses to field and executive management in 2023 decreased 43% when compared to the same period in 2022 primarily due to a 48% decrease in operating income and reduced bonus payouts to senior management in 2022.

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

Other overhead expenses decreased 1% in 2023, as compared with 2022. We incurred $18 million of incremental costs in relation with the cyber-attack and $22 million related to a non-income tax contingency in 2022. In 2023 rent and occupancy costs were higher due to leasing additional space, depreciation expense increased related to software and leasehold improvements, and higher technology-related costs.

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

Other income, net:

The increase in other income and expense is primarily the result of higher interest income due to higher interest rates and lower interest expense due to $22 million interest on non-income tax contingencies recognized in 2022.

Income tax expense:

Our consolidated effective income tax rate was 25.9% in both 2023 and 2022. In 2023 and 2022, we benefited from U.S. Federal tax credits totaling $24 million and $42 million, respectively principally because of withholding taxes related to our foreign operations, as well as U.S. income tax benefits for FDII of $16 million and $42 million, respectively. These amounts were offset by the effect of higher foreign tax rates of the Company's international subsidiaries, when compared to the U.S. Federal income tax rate of 21%, as well as certain expenses that are no longer deductible under the 2017 Tax Act, including certain executive compensation in excess of amounts allowed.

36.

Our effective tax rate is subject to variation and the effective tax rate may be more or less volatile based on the amounts of pre-tax income. For example, the impact of discrete items and non-deductible expenses on the effective rate is greater when pre-tax income is lower. Total consolidated foreign income tax expense is composed of the income tax expense of our non-U.S. subsidiaries as well as income based withholding taxes paid by our non-U.S. subsidiaries on behalf of its parent for intercompany payments, including the remittance of dividends, some of which do not qualify for tax credits under U.S. income tax laws and regulations. The tax benefit associated with non-qualified stock option and restricted stock unit grants is recorded when the related compensation expense is recorded (excess tax benefits are recorded upon the exercise of non-qualified stock options and vesting of restricted stock units and performance share units), while the tax benefit received for employee stock purchase plan shares cannot be anticipated and are therefore recognized if and when a disqualifying disposition occurs.

Some elements of the recorded impacts of enacted tax laws and regulation could be impacted by further legislative action as well as additional interpretations and guidance issued by the Internal Revenue Service or Treasury in the U.S. and by similar governmental bodies in jurisdictions outside of the U.S. See Note 7 to the consolidated financial statements for additional information.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates transacting in a multitude of currencies other than the U.S. dollar. That exposes us to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or have agency relationships maintain strict currency control regulations that influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during 2023 and 2022 was insignificant. We had no foreign currency derivatives outstanding at December 31, 2023 and 2022. Net foreign currency losses were approximately $15 million and $2 million for 2023 and 2022, respectively.

Historically, our business has not been adversely affected by inflation. In 2021 and continuing in 2022 and 2023, many countries including the United States experienced increasing levels of inflation. In 2022 our business experienced rising labor costs, significant service provider rate increases, and higher rent and occupancy and other expenses. While buy rates for freight transportation capacity started declining in the second half of 2022, purchase prices for labor and other expenditures have continued to increase throughout 2023. Due to the high degree of competition in the marketplace we may not be able to increase our prices to our customers to offset this inflationary pressure, which could lead to an erosion in our margins and operating income in the future. Conversely, raising our prices to keep pace with inflationary pressure may result in a decrease in volume and customer demand for our services. As we are not required to purchase or maintain extensive property and equipment and have not otherwise incurred substantial interest rate-sensitive indebtedness, we currently have limited direct exposure to increased costs resulting from increases in interest rates.

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

37.

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the year ended December 31, 2023 was $1,053 million, as compared with $2,130 million for 2022. This $1,077 million decrease is primarily due to lower net earnings and changes to working capital attributable to a slowdown in operations and declining sell and buy rates. At December 31, 2023, working capital was $1,731 million, including cash and cash equivalents of $1,513 million. Other than our recorded lease liabilities, we had no long-term obligations or debt at December 31, 2023. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

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

Our business historically has been subject to seasonal fluctuations, and this is expected to continue in the future. Cash flows fluctuate as a result of this seasonality. Historically, the first quarter shows an excess of customer collections over customer billings. This results in positive cash flow. The increased activity associated with periods of higher demand (typically commencing late second or early third quarter and continuing well into the fourth quarter) causes an excess of customer billings over customer collections. This cyclical growth in customer receivables consumes available cash. However, there is no assurance that this seasonal trend will occur in the future or to what degree it will continue to be impacted in 2024 by the softening of the global economy.

Cash used in investing activities for the year ended December 31, 2023 was $39 million, as compared with $88 million in 2022. Capital expenditures were $39 million in 2023 compared to $87 million in 2022. Total anticipated capital expenditures in 2024 are currently estimated to be $100 million. This includes routine capital expenditures, leasehold and building improvements and investments in technology.

Cash used in financing activities for the year ended December 31, 2023 was $1,537 million as compared with $1,685 million in 2022. We have a Discretionary Stock Repurchase Plan under which management is allowed to repurchase shares to reduce the issued and outstanding stock to 130 million shares of common stock, down from 140 million at December 31, 2023, as authorized by the Board of Directors in February 2024. We used the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to reduce issued and outstanding shares. During 2023 and 2022, we used cash to repurchase 12.1 million shares of common stock at an average price of $114.68 per share and 14.5 million shares of common stock at an average price of $108.88 per share, respectively. In addition, during 2023 and 2022, we paid cash dividends of $1.38 and $1.34 per share, respectively.

We follow established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. Historically, our investment portfolio has not been adversely impacted by disruptions occurring in the credit markets. However, there can be no assurance that our investment portfolio will not be adversely affected in the future.

We cannot predict what further impact ongoing uncertainties in the global economy, inflation, high interest rates, and political and geopolitical uncertainties may have on our operating results, freight volumes, pricing, amounts advanced on behalf of our customers, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or changes in competitors' behavior.

38.

We maintain international unsecured bank lines of credit for short-term working capital purposes. A few of these credit lines are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks issuing the credit line. At December 31, 2023, borrowings under these credit lines were $53 million and we were contingently liable for $87 million from standby letters of credit and guarantees. The standby letters of credit and guarantees primarily relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

We have lease arrangements primarily for office and warehouse space in all districts where we conduct business. As of December 31, 2023, we had fixed lease payment obligations of $695 million, with $126 million payable within 12 months.

We typically enter into unconditional purchase obligations with asset-based providers (generally short-term in nature) reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. We only enter into agreements that management believes we can fulfill. In the regular course of business, we also enter into agreements with service providers to maintain or operate equipment, facilities or software that can be longer than one year. We also regularly have contractual obligations for specific projects related to improvements of our owned or leased facilities and information technology infrastructure. Purchase obligations outstanding as of December 31, 2023 totaled $90 million.

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At December 31, 2023, cash and cash equivalent balances of $500 million were held by our non-United States subsidiaries, of which $3 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

As of December 31, 2023, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(2) of SEC Regulation S-K.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the year ended December 31, 2023, would have had the effect of raising operating income by approximately $54 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $44 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the year ended December 31, 2023, was insignificant. Net foreign currency losses were approximately $15 million and $2 million in 2023 and 2022, respectively. We had no foreign currency derivatives outstanding at December 31, 2023 and 2022. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of December 31, 2023, we had $82 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.

39.

Interest Rate Risk

At December 31, 2023, we had cash and cash equivalents of $1,513 million, of which $912 million was invested at various short-term market interest rates. We had no long-term debt at December 31, 2023. A hypothetical change in the interest rate of 10 basis points at December 31, 2023 would not have a significant impact on our earnings.

In management’s opinion, there has been no material change in our interest rate risk exposure between 2023 and 2022.

40.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed on the pages listed below, as part of Part II, Item 8 of this report.

41.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023, due to material weaknesses in internal control over financial reporting described below.

In light of the material weaknesses described below, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, under the oversight of our Board of Directors, evaluated the effectiveness of the Company's internal control over financial reporting, as of December 31, 2023, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management concluded that unauthorized changes to custom databases could have gone undetected as a control to review and authorize direct changes to databases that support several key operational and accounting systems excluded certain database changes from review, and as such did not operate effectively as designed. In addition, the system logic used to record direct database changes excluded certain changes from being captured within the change logs used as the basis for population of the manual review. These control deficiencies related to personnel without specific training and experience to fulfill internal control responsibilities related to information technology general controls over custom databases resulting in an ineffective information and communication process that identifies and assesses the source of and controls necessary to ensure the reliability of information used in financial reporting. As a consequence of these control deficiencies, the Company concluded that it did not effectively design, implement and operate process-level controls across its financial reporting processes.

The control deficiencies did not result in any identified misstatements to the consolidated financial statements, and there were no changes to previously released financial results. The control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2023.

42.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears on page F-3 of this Annual Report on Form 10-K.

Remediation

With respect to the material weaknesses identified, management with the oversight of the Audit Committee of the Board of Directors, has taken steps to remediate such material weaknesses, including:

•
Increasing the number of qualified personnel involved in the remediation process and the design and implementation of IT controls;
•
Performing supplemental procedures and implementing certain enhancements designed to strengthen IT program change management processes;
•
Conducting supplemental review procedures for direct database changes until the improvements are fully in place and operating;
•
Improving entity wide risk assessments conducted to identify relevant process risk points, IT systems and the information used in the operation of controls; and
•
Conducting additional training relative to information technology in the operation of controls.

These material weaknesses will not be considered fully remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that necessary enhancements and remediation of these material weaknesses will be completed in 2024.

Changes in Internal Controls

Except for on-going remediation related to the material weaknesses noted above, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

43.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth below or incorporated by reference to information under the caption “Proposal No. 1: Election of Directors” and to the information under the caption “Board Operations" in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 2024. See also Part I - Item 1 – Information about our Executive Officers.

Audit Committee and Audit Committee Financial Expert

Expeditors' Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Brandon S. Pedersen, James M. Dubois, and Olivia D. Polius. Expeditors' Board has determined that Brandon S. Pedersen, Chair of the Audit Committee, and Olivia D. Polius, are the audit committee financial experts as defined by Item 407(d)(5) of Regulation S-K under the Exchange Act and that each member of the Audit Committee is independent under the NYSE independence standards applicable to audit committee members.

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

ITEM 11 — EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to information under the captions “Director Compensation Program” and “Compensation Discussion and Analysis” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 2024.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to information under the captions “Shareholder Engagement & Stock Ownership Information” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 2024.

44.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2023, regarding compensation plans under which equity securities of Expeditors are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3)
Equity Compensation Plans Approved by Security Holders	2,000,916	$46.46	2,068,819
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,000,916	$46.46	2,068,819

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
(3)
Includes 491,466 available for issuance under the employee stock purchase plan and 1,577,353 available for future grants of equity awards under the Amended and Restated 2017 Omnibus Incentive Plan.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to information under the captions “Certain Relationships and Related Transactions” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 2024.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to information under the caption “Relationship with Independent Registered Public Accounting Firm” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 7, 2024.

45.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
(a)	1.	FINANCIAL STATEMENTS
		Reports of Independent Registered Public Accounting Firm	F-1 through F-4
		Consolidated Balance Sheets as of December 31, 2023 and 2022	F-5
		Consolidated Statements of Earnings for the Years Ended December 31, 2023, 2022 and 2021	F-6
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021	F-7
		Consolidated Statements of Equity for the Years Ended December 31, 2023, 2022 and 2021	F-8
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021	F-9
		Notes to Consolidated Financial Statements	F-10 through F-24
	2.	FINANCIAL STATEMENT SCHEDULES
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
(6)
Expeditors' 2013 Stock Option Plan. See Exhibit 10.61.
(7)
Form of Stock Option Agreement used in connection with options granted under Expeditors' 2013 Stock Option Plan. See Exhibit 10.62.
(8)
Expeditors' 2014 Stock Option Plan. See Exhibit 10.63.
(9)
Form of Stock Option Agreement used in connection with options granted under Expeditors; 2014 Stock Option Plan. See Exhibit 10.64.
(10)
Expeditors' 2015 Stock Option Plan. See Exhibit 10.65.
(11)
Form of Stock Option Agreement used in connection with options granted under Expeditors' 2015 Stock Option Plan. See Exhibit 10.66.
(12)
Expeditors' 2016 Stock Option Plan. See Exhibit 10.67.
(13)
Form of Stock Option Agreement used in connection with options granted under Expeditors' 2016 Stock Option Plan. See Exhibit 10.68.
(14)
Expeditors' Amended and Restated 2017 Omnibus Incentive Plan. See Exhibit 10.69
(15)
Form of Executive Restricted Stock Unit Award Agreement used in connection with executive restricted stock units granted under Expeditors' Amended and Restated 2017 Omnibus Incentive Stock Plan. See Exhibit 10.70
(16)
Form of Performance Share Award Agreement used in connection with performance share units granted under Expeditors' Amended and Restated 2017 Omnibus Incentive Stock Plan. See Exhibit 10.72
(17)
Incentive Compensation Recovery Policy

46.

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

47.

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

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Incentive Compensation Recovery Policy

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Yearly Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL.

ITEM 16 — FORM 10-K SUMMARY

None.

48.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2024

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

By:	/s/ Bradley S. Powell
Bradley S. Powell
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2024.

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

49.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

COMPRISING ITEM 8

ANNUAL REPORT ON FORM 10-K

TO SECURITIES AND EXCHANGE COMMISSION FOR THE

YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

50.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Expeditors International of Washington, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2024 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We identified the assessment of certain gross unrecognized tax benefits as a critical audit matter. Complex auditor judgement was required in evaluating the Company’s interpretation of tax law and its estimate of the ultimate resolution of tax positions.

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
February 23, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Expeditors International of Washington, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Expeditors International of Washington, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2024 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to unauthorized changes to custom databases could have gone undetected as a control to review and authorize direct changes to databases that support several key operational and accounting systems excluded certain database changes from review, and as such did not operate effectively as designed. In addition, the system logic used to record direct database changes excluded certain changes from being captured within the change logs used as the basis for population of the manual review. These control deficiencies related to personnel without specific training and experience to fulfill internal control responsibilities related to information technology general controls over custom databases resulting in an ineffective information and communication process that identifies and assesses the source of and controls necessary to ensure the reliability of information used in financial reporting. As a consequence of these control deficiencies, the Company concluded that it did not effectively design, implement and operate process-level controls across its financial reporting processes. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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

/s/ KPMG LLP
Seattle, Washington
February 23, 2024

Consolidated Balance Sheets

In thousands, except per share data

December 31,	2023	2022
Assets:
Current Assets:
Cash and cash equivalents	$1,512,883	$2,034,131
Accounts receivable, net	1,532,599	2,107,645
Deferred contract costs	218,807	257,545
Other	170,907	118,696
Total current assets	3,435,196	4,518,017
Property and equipment, net	479,225	501,916
Operating lease right-of-use assets	516,280	507,503
Goodwill	7,927	7,927
Deferred federal and state income taxes, net	63,690	37,449
Other assets, net	21,491	17,622
Total assets	$4,523,809	$5,590,434
Liabilities:
Current Liabilities:
Accounts payable	$860,856	$1,108,996
Accrued expenses, primarily salaries and related costs	447,336	479,262
Contract liabilities	280,909	323,101
Current portion of operating lease liabilities	99,749	95,621
Federal, state and foreign income taxes	15,562	47,075
Total current liabilities	1,704,412	2,054,055
Noncurrent portion of operating lease liabilities	427,984	422,844
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, par value $0.01 per share, authorized 2,000 shares; none issued	—	—
Common stock, par value $0.01 per share, authorized 640,000. Issued and outstanding: 143,866 shares and 154,313 shares at December 31, 2023 and 2022, respectively	1,439	1,543
Additional paid-in capital	—	139
Retained earnings	2,580,968	3,310,892
Accumulated other comprehensive loss	(192,057)	(202,553)
Total shareholders’ equity	2,390,350	3,110,021
Noncontrolling interest	1,063	3,514
Total equity	2,391,413	3,113,535
Total liabilities and equity	$4,523,809	$5,590,434

See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings

In thousands, except per share data

Years ended December 31,	2023	2022	2021
Revenues:
Airfreight services	$3,246,527	$5,886,886	$6,771,402
Ocean freight and ocean services	2,363,243	6,544,559	5,545,818
Customs brokerage and other services	3,690,340	4,639,839	4,206,297
Total revenues	9,300,110	17,071,284	16,523,517
Operating Expenses:
Airfreight services	2,347,293	4,359,726	5,067,380
Ocean freight and ocean services	1,634,947	5,188,066	4,364,160
Customs brokerage and other services	2,071,760	3,029,105	2,626,615
Salaries and related costs	1,700,516	2,056,387	2,062,351
Rent and occupancy costs	232,358	209,532	186,287
Depreciation and amortization	67,760	57,338	51,312
Selling and promotion	27,913	24,293	16,026
Other	277,630	322,466	240,060
Total operating expenses	8,360,177	15,246,913	14,614,191
Operating income	939,933	1,824,371	1,909,326
Other Income (Expense):
Interest income	70,451	25,554	8,807
Interest expense	(4,800)	(23,277)	(411)
Other, net	9,444	9,243	6,894
Other income, net	75,095	11,520	15,290
Earnings before income taxes	1,015,028	1,835,891	1,924,616
Income tax expense	263,249	475,286	505,771
Net earnings	751,779	1,360,605	1,418,845
Less net (losses) earnings attributable to the noncontrolling interest	(1,104)	3,206	3,353
Net earnings attributable to shareholders	$752,883	$1,357,399	$1,415,492
Diluted earnings attributable to shareholders per share	$5.01	$8.26	$8.27
Basic earnings attributable to shareholders per share	$5.05	$8.33	$8.37
Weighted average diluted shares outstanding	150,186	164,427	171,250
Weighted average basic shares outstanding	149,141	163,010	169,145

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

In thousands

Years ended December 31,	2023	2022	2021
Net earnings	$751,779	$1,360,605	$1,418,845
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax benefit of $5,205 in 2023, $5,037 in 2022, and $5,275 in 2021	10,238	(73,451)	(32,408)
Other comprehensive income (loss)	10,238	(73,451)	(32,408)
Comprehensive income	762,017	1,287,154	1,386,437
Less comprehensive (loss) income attributable to the noncontrolling interest	(1,362)	1,894	1,606
Comprehensive income attributable to shareholders	$763,379	$1,285,260	$1,384,831

See accompanying notes to consolidated financial statements.

Consolidated Statements of Equity

In thousands, except per share data

Years ended December 31, 2023, 2022 and 2021

	Common Stock
	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2020	169,294	1,693	157,496	2,600,201	(99,753)	2,659,637	3,590	$2,663,227
Shares issued under employee stock plans	2,294	23	90,910	—	—	90,933	—	90,933
Shares repurchased under provisions of stock repurchase plan	(4,378)	(44)	(315,565)	(198,985)	—	(514,594)	—	(514,594)
Stock compensation expense	—	—	69,385	—	—	69,385	—	69,385
Net earnings	—	—	—	1,415,492	—	1,415,492	3,353	1,418,845
Other comprehensive loss	—	—	—	—	(30,661)	(30,661)	(1,747)	(32,408)
Dividends and dividend equivalents paid ($1.16)	—	—	934	(196,700)	—	(195,766)	—	(195,766)
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,631)	(1,631)
Balance at December 31, 2021	167,210	1,672	3,160	3,620,008	(130,414)	3,494,426	3,565	3,497,991
Shares issued under employee stock plans	1,632	16	61,629	—	—	61,645	—	61,645
Shares repurchased under provisions of stock repurchase plan	(14,529)	(145)	(130,212)	(1,451,551)	—	(1,581,908)	—	(1,581,908)
Stock compensation expense	—	—	64,397	—	—	64,397	—	64,397
Net earnings	—	—	—	1,357,399	—	1,357,399	3,206	1,360,605
Other comprehensive loss	—	—	—	—	(72,139)	(72,139)	(1,312)	(73,451)
Dividends and dividend equivalents paid ($1.34)	—	—	1,165	(214,964)	—	(213,799)	—	(213,799)
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,945)	(1,945)
Balance at December 31, 2022	154,313	1,543	139	3,310,892	(202,553)	3,110,021	3,514	3,113,535
Shares issued under employee stock plans	1,699	17	65,366	—	—	65,383	—	65,383
Shares repurchased under provisions of stock repurchase plan	(12,146)	(121)	(125,153)	(1,279,529)	—	(1,404,803)	—	(1,404,803)
Stock compensation expense	—	—	58,399	—	—	58,399	—	58,399
Net earnings (losses)	—	—	—	752,883	—	752,883	(1,104)	751,779
Other comprehensive income (loss)	—	—	—	—	10,496	10,496	(258)	10,238
Dividends and dividend equivalents paid ($1.38)	—	—	1,249	(203,278)	—	(202,029)	—	(202,029)
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,089)	(1,089)
Balance at December 31, 2023	143,866	$1,439	$-	$2,580,968	$(192,057)	$2,390,350	$1,063	$2,391,413

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

In thousands

Years ended December 31,	2023	2022	2021
Operating Activities:
Net earnings	$751,779	$1,360,605	$1,418,845
Adjustments to reconcile net earnings to net cash from operating activities:
Provisions for losses on accounts receivable	3,943	11,050	7,540
Deferred income tax benefit	(22,916)	(33,240)	(3,690)
Stock compensation expense	58,399	64,397	69,385
Depreciation and amortization	67,760	57,338	51,312
Other, net	8,461	1,252	3,790
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	573,724	1,592,341	(1,869,827)
(Decrease) increase in accounts payable and accrued expenses	(300,345)	(798,123)	1,041,805
Decrease (increase) in deferred contract costs	36,952	714,960	(700,273)
(Decrease) increase in contract liabilities	(40,076)	(798,356)	803,837
(Decrease) increase in income taxes payable, net	(77,298)	(55,129)	57,867
(Increase) decrease in other, net	(7,192)	12,580	(12,097)
Net cash from operating activities	1,053,191	2,129,675	868,494
Investing Activities:
Purchase of property and equipment	(39,314)	(86,824)	(36,247)
Other, net	(119)	(890)	(398)
Net cash from investing activities	(39,433)	(87,714)	(36,645)
Financing Activities:
Proceeds from borrowing on lines of credit	32,199	81,756	10,063
Payments on borrowing on lines of credit	(38,143)	(30,289)	(2,551)
Proceeds from issuance of common stock	84,889	80,980	106,105
Repurchases of common stock	(1,392,886)	(1,581,908)	(514,594)
Dividends paid	(202,029)	(213,799)	(195,766)
Payments for taxes related to net share settlement of equity awards	(19,506)	(19,335)	(15,172)
Distribution to noncontrolling interest	(1,089)	(1,945)	(1,631)
Net cash from financing activities	(1,536,565)	(1,684,540)	(613,546)
Effect of exchange rate changes on cash and cash equivalents	1,559	(51,982)	(17,402)
Change in cash and cash equivalents	(521,248)	305,439	200,901
Cash and cash equivalents at beginning of period	2,034,131	1,728,692	1,527,791
Cash and cash equivalents at end of period	$1,512,883	$2,034,131	$1,728,692
Supplemental Cash Flow Information:
Cash paid for income taxes	$356,380	$566,533	$442,549

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

C. | Accounts Receivable

A valuation allowance reduces the accounts receivable balance for credit losses expected to be incurred over the assets' contractual term. The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method that uses historical credit loss information and considers the current economic environment. Additional allowances may be necessary in the future if changes in economic conditions are significant enough to affect expected credit losses. The Company has recorded an allowance for credit loss in the amounts of $6,550 and $9,466 as of December 31, 2023 and 2022, respectively. Additions and write-offs have not been significant in the periods presented.

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

For the years ended December 31, 2023 and 2022, the Company performed the required goodwill annual impairment test during the fourth quarter and determined that no impairment had occurred.

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

The Company evaluates whether amounts billed to customers should be reported as revenues on a gross or net basis. Generally, revenue is recorded on a gross basis when the Company is primarily responsible for fulfilling the promise to provide the services, when it assumes the risk of loss, when it has discretion in setting the prices for the services to the customers, and when the Company has the ability to direct the use of the services provided by the third party. In most cases the Company acts as an indirect carrier. When acting as an indirect carrier, the Company issues a House Airway Bill (HAWB), a House Ocean Bill of Lading (HOBL) or a House Sea Waybill to customers as the contract of carriage. In turn, when the freight is physically tendered to a direct carrier, the Company receives a contract of carriage known as a Master Airway Bill for airfreight shipments and a Master Ocean Bill of Lading for ocean shipments. When revenue is recorded on a net basis, the amounts earned are determined using a fixed fee, a per unit of activity fee or a combination thereof. For revenues earned in other capacities, for instance, when the Company does not issue a HAWB, a HOBL, or a House Sea Waybill or otherwise act solely as an agent for the shipper, only the commissions and fees earned for such services are included in revenues. In these transactions, the Company is not a principal and report only commissions and fees earned in revenues.

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

J. | Foreign Currency

Foreign currency amounts attributable to foreign operations have been translated into U.S. dollars using year-end exchange rates for assets and liabilities, historical rates for equity, and weighted average rates for revenues and expenses. Currency fluctuations are a normal operating factor in the conduct of the Company’s business and foreign exchange transaction gains and losses are included in revenues and operating expenses. Also, the Company is exposed to foreign currency exchange fluctuations on monetary assets and liabilities denominated in currencies that are not the local functional currency. Foreign exchange gains and losses on such balances are recognized in net earnings within customs brokerage and other services costs. Net foreign currency losses in 2023, 2022 and 2021 were $14,943, $1,616, and $11,806, respectively.

The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure. Accordingly, the Company enters into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely. Such hedging activity during 2023, 2022 and 2021 was insignificant. The Company had no foreign currency derivatives outstanding at December 31, 2023 and 2022.

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

Accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments, net of related income tax effects, as of December 31, 2023 and 2022.

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

M. | Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company uses estimates primarily in the following areas: accounts receivable valuation, accrual of costs related to ancillary services the Company performs, typically at the destination location, self-insured liabilities, accrual of various tax liabilities, accrual of loss contingencies, calculation of share-based compensation expense and estimates related to determining the lease term and discount rate when measuring ROU assets and lease liabilities.

N. | Recent Accounting Pronouncements

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update (ASU) which makes improvements to reportable segment disclosures, by requiring, among other things, the disclosure in interim periods about a reportable segment’s profit or loss and assets that are currently required annually, and disclosures of significant segment expenses and profit and loss measures provided to the chief operating decision maker. The ASU does not change how the Company identifies its operating segments. The Company expects to adopt this standard effective January 1, 2024 in its 2024 annual report on Form 10-K and for interim periods starting on January 1, 2025, including retrospective presentation to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this ASU on its segment disclosures and expects no impact on its consolidated financial statements, cash flows and financial condition.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued an ASU which expands income tax disclosures by requiring the disclosure, on an annual basis, of a tabular rate reconciliation using both percentages and currency amounts, broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, disclosure is required of income taxes paid, net of refunds received, disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. This standard will become effective for the Company on January 1, 2025. The Company may apply this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company expects this ASU to only impact its disclosures with no impacts to its consolidated financial statements, cash flows and financial condition.

NOTE 2. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, other than cash, consist primarily of cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying value of these financial instruments approximates their fair value.

Cash and cash equivalents consist of the following:

	December 31, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents:
Cash and overnight deposits	$601,207	$601,207	$1,038,903	$1,038,903
Corporate commercial paper	854,929	856,033	977,887	978,325
Time deposits and money market funds	56,747	56,747	17,341	17,341
Total cash and cash equivalents	$1,512,883	$1,513,987	$2,034,131	$2,034,569

The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).

NOTE 3. PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

	2023	2022
Land	$143,068	$139,635
Buildings and leasehold improvements	519,129	505,525
Furniture, fixtures, equipment and purchased software	412,195	420,485
Construction in progress	2,306	4,029
Property and equipment, at cost	1,076,698	1,069,674
Less accumulated depreciation and amortization	597,473	567,758
Property and equipment, net	$479,225	$501,916

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

Lease cost is recorded under rent and occupancy expenses in the consolidated statements of earnings and is comprised of the following for the year-ended December 31:

	2023	2022	2021
Operating lease cost	$123,411	$107,858	$98,219
Variable lease cost	50,508	47,553	39,607
Total lease cost	$173,919	$155,411	$137,826

Variable lease cost includes short-term lease expenses, which are insignificant.

Maturities of lease liabilities as of December 31, 2023 are as follows:

2024	$119,565
2025	112,117
2026	93,952
2027	73,521
2028	55,430
Thereafter	150,445
Total minimum lease payments	605,030
Less imputed interest	77,297
Lease liability	$527,733

As of December 31, 2023, the Company had $90 million in operating lease obligations with maturities through 2034 for several office and warehouse locations not included in the lease liabilities, as the lease had not yet commenced.

The weighted-average remaining lease term and weighted-average discount rate are as follows:

	2023	2022
Weighted-average remaining lease term (in years)	6.68	7.10
Weighted-average discount rate	4.34%	3.63%

Other information related to the Company's operating leases are as follows:

	2023	2022	2021
Right-of-use assets obtained in exchange for new operating lease liabilities	$105,888	$151,654	$117,409
Cash paid for amounts included in the measurement of lease liabilities	$120,793	$106,772	$95,804

NOTE 5. SHAREHOLDERS’ EQUITY

A. | Stock Repurchase Plan

The Company has a Discretionary Stock Repurchase Plan, originally approved by the Board of Directors in November 2001 and amended from time to time, under which management as of December 31, 2023 is authorized to repurchase shares down to 140,000 shares of common stock outstanding. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. On February 19, 2024, the Board of Directors amended the plan to further authorize repurchases down to 130,000 shares. This authorization has no expiration date.

Cumulative shares of common stock repurchased since inception of the above plan and a previous now expired plan were 149,644.

B. | Omnibus Incentive Plan

On May 5, 2020, the shareholders approved the Company's Amended and Restated 2017 Omnibus Incentive Plan (Amended 2017 Plan), which made available 5,500 shares of the Company's common stock in aggregate to be issued under any award type allowed by the Amended 2017 Plan. The RSUs granted in 2023, 2022 and 2021 generally vest annually over three years based on continued employment and are settled upon vesting in shares of the Company's common stock on a one-for-one basis.

The Amended 2017 Plan also provides for annual equity awards to non-employee directors. The Amended 2017 Plan provides for an annual grant of equity awards to each participant with a fair market value that may not exceed $600, or $800 with respect to the Chairman of the Board. Restricted shares granted to non-employee directors in 2023, 2022 and 2021 vest at the time of grant and there were no unvested restricted shares as of December 31, 2023. In 2023, 14 fully vested restricted shares with a weighted average grant date fair value per share of $113.24 were granted to non-employee directors.

The following table summarizes information about RSUs and restricted shares:

	Number of shares	Weighted average grant date fair value
Nonvested at December 31, 2022	707	$99.09
RSUs granted	365	$113.28
RSUs vested	(410)	$94.54
RSUs forfeited	(20)	$105.11
Nonvested at December 31, 2023	642	$109.78

In 2023, 2022 and 2021, the Company also awarded 78, 84 and 75 PSUs, respectively, under the Amended 2017 Plan. Nonvested PSUs include performance conditions to be finally measured based on financial results at December 31, 2024 and 2025. The final number of PSUs will be determined using an adjustment factor of up to 2 times or down to 0.5 of the targeted PSU grant, depending on the degree of achievement of the designated performance targets. If the minimum performance thresholds are not achieved, no shares will be issued. Each PSU will convert to one share of the Company's common stock upon vesting.

At December 31, 2023, there were 164 shares of nonvested PSUs at target levels, with a weighted-average grant date fair value of $113.54. At December 31, 2023, 114 PSUs with a grant date fair value of $113.71 became vested based on satisfaction of performance goals but had not settled.

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

At December 31, 2023, there are approximately 1,577 shares available for grant under the Amended 2017 Plan.

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

The following table summarizes information about stock options:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at December 31, 2022	1,784	$44.86
Options granted	—	$—
Options exercised	(640)	$42.15
Options canceled	(9)	$35.39
Outstanding at December 31, 2023	1,135	$46.46	1.66	$91,645
Exercisable at December 31, 2023	1,135	$46.46	1.66	$91,645

D. | Stock Purchase Plan

In May 2002, the shareholders approved the Company’s 2002 Employee Stock Purchase Plan (the 2002 Plan), which became effective August 1, 2002. As last amended in May 2019, the Company’s 2002 Plan provides for 15,305 shares of the Company’s common stock to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year. The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of (1) 85% of the fair market value of the Company’s stock on the last trading day in July or (2) 85% of the fair market value of the Company’s stock on the first trading day in August of the preceding year. A total of 14,814 shares have been issued under the 2002 Plan since inception and $25,125 has been withheld from employees at December 31, 2023 in connection with the plan year ending July 31, 2024.

E. | Share-Based Compensation Expense

The fair value of employee stock purchase rights granted under the 2002 Plan is estimated on the date of grant using the Black-Scholes Model with the following assumptions:

	For the years ended December 31,
	2023	2022	2021
Dividend yield	1.20%	1.30%	1.10%
Volatility	28%	29%	20%
Risk-free interest rates	5.37%	3.02%	0.08%
Expected life (years)	1	1	1
Weighted average fair value	$31.56	$27.07	$28.55

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

The compensation expense for employee RSUs and PSUs is based on the fair market value of the Company’s share of common stock on the date of grant. RSUs and PSUs awarded in 2023, 2022 and 2021 were granted at a weighted-average grant date fair value of $113.28, $102.65 and $113.82, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was approximately $46 million, $34 million and $82 million, respectively.

As of December 31, 2023, the total unrecognized compensation cost related to stock awards is $53 million and the weighted average period over which that cost is expected to be recognized is 1.7 years.

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

	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2023
Basic earnings attributable to shareholders	$752,883	149,141	$5.05
Effect of dilutive potential common shares	—	1,045	—
Diluted earnings attributable to shareholders	$752,883	150,186	$5.01
2022
Basic earnings attributable to shareholders	$1,357,399	163,010	$8.33
Effect of dilutive potential common shares	—	1,417	—
Diluted earnings attributable to shareholders	$1,357,399	164,427	$8.26
2021
Basic earnings attributable to shareholders	$1,415,492	169,145	$8.37
Effect of dilutive potential common shares	—	2,105	—
Diluted earnings attributable to shareholders	$1,415,492	171,250	$8.27

Potential common shares of 771 and 1,072 were excluded from the computation of diluted earnings per share because the effect would have been antidilutive in 2023 and 2022, respectively. Substantially all outstanding potential common shares in 2021 were dilutive.

NOTE 7. INCOME TAXES

Income tax expense (benefit) includes the following components:

	Federal	State	Foreign	Total
2023
Current	$87,461	$24,481	$174,223	$286,165
Deferred	(20,795)	(2,121)	—	(22,916)
	$66,666	$22,360	$174,223	$263,249
2022
Current	$149,840	$63,140	$295,546	$508,526
Deferred	(27,904)	(5,336)	—	(33,240)
	$121,936	$57,804	$295,546	$475,286
2021
Current	$126,840	$54,484	$328,137	$509,461
Deferred	(3,981)	291	—	(3,690)
	$122,859	$54,775	$328,137	$505,771

The components of earnings before income taxes are as follows:

	2023	2022	2021
United States	$512,682	$987,186	$823,009
Foreign	502,346	848,705	1,101,607
	$1,015,028	$1,835,891	$1,924,616

Income tax expense differs from amounts computed by applying the United States Federal income tax rate of 21% when compared to earnings before income taxes as a result of the following:

	2023	2022	2021
Computed “expected” tax expense	$213,156	$385,537	$404,169
Increase (decrease) in income taxes resulting from:
Effect of foreign taxes	27,711	32,293	46,644
State income taxes, net of Federal income tax benefit	17,665	45,665	43,272
Nondeductible executive compensation	4,965	8,019	8,981
Stock compensation expense, net	(1,321)	454	(6,238)
Other, net	1,073	3,318	8,943
	$263,249	$475,286	$505,771

In 2023, 2022 and 2021, the Company also benefited from U.S. Federal tax credits totaling $24.1 million, $41.6 million, and $27.9 million, respectively, principally because of withholding taxes related to the Company's foreign operations, as well as U.S. income tax benefits for FDII of $16.2 million, $41.7 million, and $22.6 million, respectively. The Company's effective tax rate in 2021 benefited from significant share-based compensation deductions. These amounts were offset by the effect of higher foreign tax rates of the Company's international subsidiaries, when compared to the U.S. Federal income tax rate of 21%, as well as certain expenses that are no longer deductible under the 2017 Tax Act, including certain executive compensation in excess of amounts allowed. For the years 2023, 2022 and 2021, there was no BEAT expense and GILTI expense was insignificant.

The tax effects of temporary differences and tax credits that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

Years ended December 31,	2023	2022
Deferred Tax Assets:
Deductible stock compensation expense, net	$7,199	$9,707
Operating lease liabilities	75,659	72,506
Capitalized R&D expenses	39,723	23,246
Accrued third party obligations, deductible for taxes upon economic performance	10,878	9,601
Excess of financial statement over tax depreciation	12,532	10,280
Foreign currency translation adjustments	15,400	12,184
Retained liability for cargo claims	1,040	1,592
Provision for credit losses on accounts receivable	856	3,550
Total gross deferred tax assets	163,287	142,666
Deferred Tax Liabilities:
Unremitted foreign earnings, net of related foreign tax credits	28,275	36,542
Operating lease assets	71,322	68,675
Total gross deferred tax liabilities	99,597	105,217
Net deferred tax assets	$63,690	$37,449

Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of December 31, 2023 and 2022.

The Company is subject to taxation in various states and many foreign jurisdictions including the People’s Republic of China, including Hong Kong, Taiwan, Vietnam, India, Mexico, Brazil, Canada, Netherlands and the United Kingdom. The Company believes that its tax positions, including intercompany transfer pricing policies, are reasonable and consistent with established transfer pricing methodologies and norms. The Company is under, or may be subject to, audit or examination and assessments by the relevant authorities in respect to these and any other jurisdictions primarily for years 2009 and thereafter. Sometimes audits result in proposed assessments where the ultimate resolution could result in significant additional tax, penalties and interest payments being required. The Indian tax authority (ITA) has asserted that additional tax applies principally related to transfer pricing and transactions between and amongst the Company and its Indian subsidiary and the applicability to an Indian service tax applicable to ocean and air imports and exports. We believe that ITA’s positions are without merit, we are defending our position vigorously in Indian courts. If these matters are adversely resolved, we would recognize significant additional tax expense, including interest and penalties. The Company establishes liabilities when, despite its belief that the tax filing positions are appropriate and consistent with tax law, it concludes that it may not be successful in realizing the tax position. In evaluating a tax position, the Company determines whether it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position and in consultation with qualified legal and tax advisors.

The total amount of the Company’s tax contingencies may increase in 2024. In addition, changes in state, federal, and foreign tax laws, including transfer pricing and changes in interpretations of these laws may increase the Company’s existing tax contingencies. The timing of the resolution of income tax examinations can be highly uncertain, and the amounts ultimately paid including interest and penalties, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts recorded. It is reasonably possible that within the next twelve months the Company or its subsidiaries will undergo further audits and examinations by various tax authorities and possibly may reach resolution related to income tax and indirect tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to the Company’s contingencies related to positions on tax filings in future years. The estimate of any ultimate tax liability contains assumptions based on experiences, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by the taxing jurisdiction. The Company cannot currently provide an estimate of the range of possible outcomes. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the years ended December 31, 2023, 2022, and 2021. The Company has no liability as of December 31, 2023, for the 15% corporate alternative minimum tax based on financial statement income (BMT), which became effective in 2023 in the U.S. under the Inflation Reduction Act. Some elements of the Inflation Reduction Act could be impacted by further legislative action or Treasury which could impact the estimates of the amounts the Company would record for BMT in the future. Additionally, some elements of the recorded impacts of enacted tax laws and regulation could be impacted by further legislative action as well as additional interpretations and guidance issued by the Internal Revenue Service or Treasury in the U.S. and by similar governmental bodies in jurisdictions outside of the U.S.

NOTE 8. COMMITMENTS

A. | Unconditional Purchase Obligations

The Company enters into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. Historically, the Company has met these obligations in the normal course of business within one year. In the regular course of business, the Company also enters into agreements with service providers to maintain or operate equipment, facilities or software that can be longer than one year. We also regularly have contractual obligations for specific projects related to improvements of our owned or leased facilities and information technology infrastructure. Purchase obligations outstanding as of December 31, 2023 totaled $90 million.

B. | Employee Benefits

The Company has employee savings plans under which the Company provides a discretionary matching contribution. In 2023, 2022 and 2021, the Company’s contributions under the plans were $24,241, $24,774 and $22,587, respectively.

C. | Credit Arrangements

Certain of the Company’s foreign subsidiaries maintain bank lines of credit for short-term working capital purposes. A few of these credit lines are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks issuing the credit line. At December 31, 2023, and 2022 borrowings under these credit lines were $53,068 and $57,778, respectively. At December 31, 2023, the Company was contingently liable for approximately $87,393 under outstanding standby letters of credit and guarantees. At December 31, 2023, the Company was in compliance with all restrictive covenants of these credit lines and the associated credit facilities.

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

NOTE 9. CONTINGENCIES

The Company is involved in claims, lawsuits, government investigations, income and indirect tax audits and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a material effect on the Company's operations, cash flows or financial position. In 2022, the Company recorded $22 million in tax contingencies in other operating expenses and $22 million of interest expense in the consolidated statement of earnings, related to a non-income tax contingency. Other amounts recorded for claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

NOTE 10. BUSINESS SEGMENT INFORMATION

Financial information regarding 2023, 2022 and 2021 operations by the Company’s designated geographic areas is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMINATIONS	CONSOLIDATED
2023
Revenues	$3,311,327	436,331	197,344	2,180,808	865,261	1,808,624	505,194	(4,779)	9,300,110
Directly related cost of transportation and other expenses [1]	$1,809,526	270,080	117,376	1,700,025	612,606	1,200,753	345,873	(2,239)	6,054,000
Salaries and other operating expenses [2]	$1,037,997	143,237	69,595	273,074	175,770	493,335	115,710	(2,541)	2,306,177
Operating income	$463,804	23,014	10,373	207,709	76,885	114,536	43,611	1	939,933
Identifiable assets at period end	$2,595,576	174,509	109,380	449,529	237,470	721,259	256,199	(20,113)	4,523,809
Capital expenditures	$23,845	1,247	442	1,534	971	7,830	3,445	—	39,314
Depreciation and amortization	$44,039	1,879	1,123	4,597	1,940	11,313	2,869	—	67,760
Equity	$1,774,874	19,222	54,581	158,329	103,573	167,141	154,038	(40,345)	2,391,413
2022
Revenues	$4,869,364	517,662	257,721	5,810,088	2,144,034	2,471,456	1,005,489	(4,530)	17,071,284
Directly related cost of transportation and other expenses [1]	$2,943,232	310,206	160,273	4,853,902	1,751,187	1,768,102	791,887	(1,892)	12,576,897
Salaries and other operating expenses [2]	$944,050	188,192	72,177	504,805	238,658	573,598	151,069	(2,533)	2,670,016
Operating income [3]	$982,082	19,264	25,271	451,381	154,189	129,756	62,533	(105)	1,824,371
Identifiable assets at period end	$3,070,697	209,516	123,003	675,022	316,777	938,660	283,872	(27,113)	5,590,434
Capital expenditures	$56,411	2,954	937	2,976	1,543	17,868	4,135	—	86,824
Depreciation and amortization	$35,461	1,892	1,123	4,682	1,966	9,640	2,574	—	57,338
Equity	$2,246,417	31,132	56,416	274,703	136,944	263,278	145,269	(40,624)	3,113,535
2021
Revenues	$4,344,825	440,226	209,161	6,363,054	2,046,569	2,258,911	865,509	(4,738)	16,523,517
Directly related cost of transportation and other expenses [1]	$2,491,947	245,842	125,940	5,295,612	1,666,792	1,558,705	675,303	(1,986)	12,058,155
Salaries and other operating expenses [2]	$1,019,236	123,147	57,779	515,703	204,574	494,760	143,581	(2,744)	2,556,036
Operating income	$833,642	71,237	25,442	551,739	175,203	205,446	46,625	(8)	1,909,326
Identifiable assets at period end	$3,699,748	265,872	122,327	1,587,659	572,980	1,089,963	350,843	(79,463)	7,609,929
Capital expenditures	$19,527	983	471	1,786	2,057	9,507	1,916	—	36,247
Depreciation and amortization	$29,826	1,780	1,079	5,047	1,965	9,228	2,387	—	51,312
Equity	$2,599,804	111,952	41,743	224,765	140,129	294,348	123,598	(38,348)	3,497,991
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

	2023	2022	2021
Revenues	18%	27%	31%
Operating income	17%	19%	22%
Identifiable assets at year end	8%	10%	17%
Equity	5%	7%	4%

NOTE 11. CYBER-ATTACK

In the first quarter of 2022, the Company was the subject of a targeted cyber-attack, which resulted in having to shut down most of its connectivity, operating and accounting systems globally for a period of approximately three weeks to manage the safety of its overall global systems environment.

In 2022 the Company incurred, as a result of its inability to timely process and move shipments through ports during the downtime, approximately $47 million in estimated incremental demurrage charges, net of recoveries, where the Company has direct liability for this obligation. These costs are recorded in customs brokerage and other services expenses.

The Company incurred investigation, recovery, and remediation expenses, including costs to recover its operational and accounting systems and to enhance cybersecurity protections. The Company also recorded estimated liabilities for potential shipment-related claims. In 2022, the total amount recorded for estimated potential shipment-related claims was approximately $18 million. These costs are recorded in other operating expenses.

In 2023, incremental charges recorded related to the cyber-attack were insignificant. Since the cyber-attack, the company incurred cumulative additional expenses of $59 million, net of recoveries and adjustments to prior estimates, and experienced a loss of revenues that cannot be quantified as a result of this attack.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

ANNUAL REPORT

ON

FORM 10-K

FOR FISCAL YEAR ENDED

December 31, 2023

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

EXHIBITS

Exhibit Number	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Incentive Compensation Recovery Policy

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Yearly Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL