Form 10-Q
period 2024-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2024-05-09
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41871

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1069248
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1015 Third Avenue, Seattle, Washington	98104
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (206) 674-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	EXPD	New York Stock Exchange

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

At May 3, 2024, the number of shares outstanding of the issuer’s common stock was 141,252,246.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets:
Current Assets:
Cash and cash equivalents	$1,370,456	$1,512,883
Accounts receivable, less allowance for credit loss of $6,382 at March 31, 2024 and $6,550 at December 31, 2023	1,572,356	1,532,599
Deferred contract costs	277,771	218,807
Other	153,111	170,907
Total current assets	3,373,694	3,435,196
Property and equipment, less accumulated depreciation and amortization of $604,458 at March 31, 2024 and $597,473 at December 31, 2023	470,055	479,225
Operating lease right-of-use assets	551,682	516,280
Goodwill	7,927	7,927
Deferred federal and state income taxes, net	64,408	63,690
Other assets, net	20,502	21,491
Total assets	$4,488,268	$4,523,809
Liabilities:
Current Liabilities:
Accounts payable	927,129	860,856
Accrued liabilities, primarily salaries and related costs	433,599	447,336
Contract liabilities	344,552	280,909
Current portion of operating lease liabilities	100,673	99,749
Federal, state and foreign income taxes	20,388	15,562
Total current liabilities	1,826,341	1,704,412
Noncurrent portion of operating lease liabilities	464,262	427,984
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding: 141,119 shares at March 31, 2024 and 143,866 shares at December 31, 2023	1,411	1,439
Additional paid-in capital	—	—
Retained earnings	2,401,525	2,580,968
Accumulated other comprehensive loss	(207,474)	(192,057)
Total shareholders’ equity	2,195,462	2,390,350
Noncontrolling interest	2,203	1,063
Total equity	2,197,665	2,391,413
Total liabilities and equity	$4,488,268	$4,523,809

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2024	2023
Revenues:
Airfreight services	$759,374	$904,903
Ocean freight and ocean services	570,786	697,307
Customs brokerage and other services	876,518	990,379
Total revenues	2,206,678	2,592,589
Operating Expenses:
Airfreight services	537,591	666,022
Ocean freight and ocean services	413,983	483,682
Customs brokerage and other services	481,706	569,398
Salaries and related	413,162	449,848
Rent and occupancy	61,252	57,632
Depreciation and amortization	15,161	15,261
Selling and promotion	6,779	6,384
Other	62,268	68,393
Total operating expenses	1,991,902	2,316,620
Operating income	214,776	275,969
Other Income (Expense):
Interest income	14,878	18,775
Other, net	3,528	5,834
Other income, net	18,406	24,609
Earnings before income taxes	233,182	300,578
Income tax expense	62,782	74,580
Net earnings	170,400	225,998
Less net earnings (losses) attributable to the noncontrolling interest	1,248	(13)
Net earnings attributable to shareholders	$169,152	$226,011
Diluted earnings attributable to shareholders per share	$1.17	$1.45
Basic earnings attributable to shareholders per share	$1.18	$1.47
Weighted average diluted shares outstanding	144,125	155,472
Weighted average basic shares outstanding	143,194	154,164

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended March 31,
	2024	2023
Net earnings	$170,400	$225,998
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of income tax benefits of $3,013 and $4,268 for the three months ended March 31, 2024 and 2023	(15,525)	11,753
Other comprehensive (loss) income	(15,525)	11,753
Comprehensive income	154,875	237,751
Less comprehensive income (loss) attributable to the noncontrolling interest	1,140	(315)
Comprehensive income attributable to shareholders	$153,735	$238,066

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2024	2023
Operating Activities:
Net earnings	$170,400	$225,998
Adjustments to reconcile net earnings to net cash from operating activities:
Provisions for losses on accounts receivable	394	1,072
Deferred income tax expense	2,294	2,036
Stock compensation expense	12,372	12,488
Depreciation and amortization	15,161	15,261
Other, net	1,985	1,159
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(60,542)	508,606
Increase (decrease) in accounts payable and accrued liabilities	83,591	(202,923)
(Increase) decrease in deferred contract costs	(64,062)	67,621
Increase (decrease) in contract liabilities	69,308	(84,447)
Decrease in income taxes payable, net	22,686	91
Increase (decrease) in other, net	3,317	(550)
Net cash from operating activities	256,904	546,412
Investing Activities:
Purchase of property and equipment	(10,181)	(10,126)
Other, net	97	575
Net cash from investing activities	(10,084)	(9,551)
Financing Activities:
Proceeds from borrowings on lines of credit	44	11,495
Payments on borrowings on lines of credit	(17,286)	(26,402)
Proceeds from issuance of common stock	8,029	9,288
Repurchases of common stock	(360,524)	(213,502)
Payments for taxes related to net share settlement of equity awards	(5,185)	(7,445)
Net cash from financing activities	(374,922)	(226,566)
Effect of exchange rate changes on cash and cash equivalents	(14,325)	6,368
Change in cash and cash equivalents	(142,427)	316,663
Cash and cash equivalents at beginning of period	1,512,883	2,034,131
Cash and cash equivalents at end of period	$1,370,456	$2,350,794
Taxes Paid:
Income taxes	$36,864	$70,786

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Common Stock
For the three months ended March 31, 2024 and 2023	Shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity	Noncontrolling interest	Total equity
Balance at December 31, 2023	143,866	1,439	-	2,580,968	(192,057)	2,390,350	1,063	2,391,413
Shares issued under employee stock plans, net of tax withholding for net settlement	253	2	2,842	—	—	2,844	—	2,844
Shares repurchased under provisions of stock repurchase plan	(3,000)	(30)	(15,508)	(348,301)	—	(363,839)	—	(363,839)
Stock compensation expense	—	—	12,372	—	—	12,372	—	12,372
Net earnings	—	—	—	169,152	—	169,152	1,248	170,400
Other comprehensive loss	—	—	—	—	(15,417)	(15,417)	(108)	(15,525)
Dividends and dividend equivalents paid	—	—	294	(294)	—	—	—	—
Balance at March 31, 2024	141,119	1,411	—	2,401,525	(207,474)	2,195,462	2,203	2,197,665

Balance at December 31, 2022	154,313	1,543	139	3,310,892	(202,553)	3,110,021	3,514	3,113,535
Shares issued under employee stock plans, net of tax withholding for net settlement	358	4	1,840	—	—	1,844	—	1,844
Shares repurchased under provisions of stock repurchase plan	(1,959)	(20)	(14,809)	(200,421)	—	(215,250)	—	(215,250)
Stock compensation expense	—	—	12,488	—	—	12,488	—	12,488
Net earnings (loss)	—	—	—	226,011	—	226,011	(13)	225,998
Other comprehensive income (loss)	—	—	—	—	12,055	12,055	(302)	11,753
Dividends and dividend equivalents paid	—	—	342	(342)	—	—	—	—
Balance at March 31, 2023	152,712	$1,527	$—	$3,336,140	$(190,498)	$3,147,169	$3,199	$3,150,368

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

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K as filed with the Securities and Exchange Commission on February 23, 2024.

All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for per share data or unless otherwise specified. Certain prior year amounts have been reclassified to conform to the current year presentation of other income (expense) in the condensed consolidated statement of earnings.

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

The Company typically satisfies its performance obligations as services are rendered over time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed over the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one to two month-period and contracts with customers have an original expected duration of less than one year. The Company satisfied nearly all performance obligations for the contract liabilities recorded as of December 31, 2023.

The Company evaluates whether amounts billed to customers should be reported as revenues on a gross or net basis. Generally, revenue is recorded on a gross basis when the Company is primarily responsible for fulfilling the promise to provide the services, when it assumes the risk of loss, when it has discretion in setting the prices for the services to the customers, and when the Company has the ability to direct the use of the services provided by the third party. When revenue is recorded on a net basis, the amounts earned are determined using a fixed fee, a per unit of activity fee or a combination thereof. For revenues earned in other capacities, for instance, when the Company does not issue a House Airway Bill (HAWB), a House Ocean Bill of Lading (HOBL) or a House Sea Waybill or otherwise act solely as an agent for the shipper, only the commissions and fees earned for such services are included in revenues. In these transactions, the Company is not a principal and reports only the commissions and fees earned in revenues.

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

D.
Accounts Receivable

The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method that uses historical credit loss information and considers the current economic environment. Additional allowances may be necessary in the future if changes in economic conditions are significant enough to affect expected credit losses. The Company has recorded an allowance for credit loss in the amounts of $6,382 as of March 31, 2024 and $6,550 as of December 31, 2023. Additions and write-offs have not been significant in the periods presented.

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

F. Recent Accounting Pronouncements

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update (ASU) which makes improvements to reportable segment disclosures, by requiring, among other things, the disclosure in interim periods about a reportable segment’s profit or loss and assets that are currently required annually, and disclosures of significant segment expenses and profit and loss measures provided to the chief operating decision maker. The ASU does not change how the Company identifies its operating segments. The Company expects to adopt this standard in its 2024 annual report on Form 10-K and for interim periods starting on January 1, 2025, including retrospective presentation to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this ASU on its segment disclosures and expects no impact on its consolidated financial statements, cash flows and financial condition.

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

The Company’s consolidated effective income tax rate was 26.9% for the three months ended March 31, 2024, as compared to 24.8% in the comparable period of 2023. For the three months ended March 31, 2024, and 2023, there was no BEAT expense and GILTI expense was insignificant. Though both periods benefited from U.S. income tax deductions for FDII as well as available U.S. Federal foreign tax credits principally from withholding taxes related to our foreign operations, the Company was negatively impacted by higher foreign income tax expense that exceeded available U.S. Federal foreign tax credits in the three months ended March 31, 2024, when compared to the same period in the prior year. The Company has no liability as of March 31, 2024, for the 15% corporate alternative minimum tax based on financial statement income (BMT), which became effective in 2023 in the U.S., under the Inflation Reduction Act. Some elements of the recorded impacts of the Inflation Reduction Act could be impacted by further legislative action as well as additional interpretations and guidance issued by the Internal Revenue Service or Treasury which could impact the estimates of the amounts the Company would be required to record for BMT in the future.

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

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended March 31,
	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2024
Basic earnings attributable to shareholders	$169,152	143,194	$1.18
Effect of dilutive potential common shares	—	931	—
Diluted earnings attributable to shareholders	$169,152	144,125	$1.17
2023
Basic earnings attributable to shareholders	$226,011	154,164	$1.47
Effect of dilutive potential common shares	—	1,308	—
Diluted earnings attributable to shareholders	$226,011	155,472	$1.45

Substantially all outstanding potential common shares as of March 31, 2024 and 2023 were dilutive.

Note 4. Shareholders' Equity

The Company has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding common stock. The Board of Directors last amended the plan on February 19, 2024 to authorize repurchases down from 140,000 to 130,000 shares. This authorization has no expiration date. During the three months ended March 31, 2024, there were 3,000 shares repurchased at an average price of $120.17 per share, compared to 1,959 shares repurchased at an average price of $108.98 during the same period in 2023.

Accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments, net of related income tax effects, for all the periods presented.

Subsequent to the end of the first quarter of 2024, on May 6, 2024, the Board of Directors declared a semi-annual dividend of $.73 per share payable on June 17, 2024 to shareholders of record as of June 3, 2024.

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

Cash and cash equivalents consist of the following:

	March 31, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$651,078	$651,078	$601,207	$601,207
Corporate commercial paper	660,933	661,574	854,929	856,033
Time deposits and money market funds	58,445	58,445	56,747	56,747
Total cash and cash equivalents	$1,370,456	$1,371,097	$1,512,883	$1,513,987

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

Financial information regarding the Company’s operations by geographic area is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the three months ended March 31, 2024:
Revenues	$751,543	106,850	44,492	544,941	227,719	398,317	134,106	(1,290)	2,206,678
Directly related cost of transportation and other expenses[1]	$403,949	66,710	24,464	426,474	164,024	254,519	93,792	(652)	1,433,280
Salaries and other operating expenses[2]	$255,708	33,084	16,764	67,260	40,912	117,088	28,464	(658)	558,622
Operating income	$91,886	7,056	3,264	51,207	22,783	26,710	11,850	20	214,776
Identifiable assets at period end	$2,424,540	177,571	105,151	504,704	265,621	755,569	284,325	(29,213)	4,488,268
Capital expenditures	$5,528	1,399	153	282	144	2,218	457	—	10,181
Equity	$1,531,497	26,143	55,173	185,824	118,194	162,346	160,237	(41,749)	2,197,665
For the three months ended March 31, 2023:
Revenues	$945,494	109,850	54,695	582,421	224,127	534,464	142,703	(1,165)	2,592,589
Directly related cost of transportation and other expenses[1]	$539,957	69,205	32,302	452,342	157,623	372,260	95,949	(536)	1,719,102
Salaries and other operating expenses[2]	$267,683	35,824	19,502	71,140	46,798	127,372	29,832	(633)	597,518
Operating income	$137,854	4,821	2,891	58,939	19,706	34,832	16,922	4	275,969
Identifiable assets at period end	$3,005,502	206,459	119,334	633,970	284,028	844,049	254,458	(15,223)	5,332,577
Capital expenditures	$5,444	469	230	590	167	2,983	243	—	10,126
Equity	$2,284,489	35,977	57,026	317,325	153,321	191,116	154,143	(43,029)	3,150,368

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements Under Private Securities Litigation Reform Act Of 1995; Certain Cautionary Statements

Certain portions of this report on Form 10-Q including the sections entitled "Overview," "Summary of First Quarter 2024," "Industry Trends, Trade Conditions and Competition," "Seasonality," "Critical Accounting Estimates," "Results of Operations," "Income tax expense," "Currency and Other Risk Factors" and "Liquidity and Capital Resources" contain forward-looking statements. Words such as "will likely result," "expects", "are expected to," "would expect," "would not expect," "will continue," "is anticipated," "estimate," "project," "plan," "believe," "probable," "reasonably possible," "may," "could," "should," "would," "intends," "foreseeable future" or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, signs of a slowing economy and drop in demand, future supply chain and transportation disruptions and other characterizations of disruptive events or circumstances are forward-looking statements. In addition, forward-looking statements are subject to certain risks and uncertainties, including risks associated with tax audits and other contingencies, that could cause actual results to differ materially from our historical experience and our present expectations or projections. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. Attention should be given to the risk factors identified and discussed in Part I, Item 1A in the Company’s annual report on Form 10-K filed on February 23, 2024 and in Part II, Item 1A in this report. Management believes that these forward-looking statements are reasonable as of this filing date and we do not assume any obligations to update these statements except as required by law.

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

Summary of First Quarter 2024

The significant impacts are discussed within “Results of Operations” and summarized below.

•
Volumes transacted in airfreight and ocean freight services were up compared to a slow first quarter in 2023.
•
Average buy and sell rates are lower than in the first quarter of 2023 as available capacity for transportation continues to exceed demand.
•
As a result of rate trends above, revenues and expenses in airfreight and ocean services were significantly down compared to the first quarter of 2023.
•
Net earnings to shareholders decreased 25% from the first quarter of 2023 and increased 7% from the fourth quarter of 2023.
•
Cash from operations was $257 million and we returned $361 million to shareholders in common stock repurchases.

Industry Trends, Trade Conditions and Competition

We operate in over 60 countries in the competitive global logistics industry and our activities are closely tied to the global economy. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, laws and policies relating to tariffs, trade restrictions, foreign investment and taxation. Periodically, governments consider a variety of changes to tariffs and impose trade restrictions and accords. Currently, the United States and China have increased concerns affecting certain imports and exports and are considering additional tariffs. We cannot predict the outcome of changes in tariffs, or interpretations, and trade restrictions and accords and the effects they will have on our business. As governments implement restrictions on imports and exports, manufacturers may change sourcing patterns, to the extent possible, and, over time, may shift manufacturing to other countries. Doing business in foreign locations also subjects us to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies and inter-governmental disputes concerning international trade, our business may also be negatively affected by political developments and changes in government personnel or policies in the United States and other countries, as well as economic turbulence, political unrest and security concerns in the nations and on the trade shipping lanes in which we conduct business and the future impact that these events may have on international trade, oil prices and security costs. We do not have employees, assets, or operations in Russia, Ukraine, Israel, the Gaza Strip or the West Bank. While limited, any shipment activity is conducted with independent agents in those countries in compliance with all applicable trade sanctions, laws and regulations.

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

The global economic and trade environments remain uncertain, including inflation remaining higher than historical levels, greater volatility in oil prices, high interest rates and the conflicts in the Middle East and Ukraine. Starting in the second quarter of 2022 and continuing through most of 2023, we saw a slowdown in the global economy and a softening of customer demand resulting in declines in average buy and sell rates. As demand remains soft, available transportation capacity continues to exceed demand. These conditions could result in further declines in average sell and buy rates in 2024. We also expect that pricing volatility will continue as carriers adapt to lower demand, changing fuel prices, security risks and react to governmental trade policies and other regulations. Additionally, we cannot predict the direct or indirect impact that further changes in and purchasing behavior, such as online shopping, could have on our business. Some customers have begun shifting manufacturing to other countries in response to governments implementing higher tariffs on imports, to reduce their supply chain risks, and in response to pandemic disruptions or geopolitical risks, which could negatively impact us.

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

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments. We base our estimates on historical experience and on assumptions that we believe are reasonable. Our critical accounting estimates are discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our annual report on Form 10-K for the year ended December 31, 2023, filed on February 23, 2024 to the critical accounting estimates previously disclosed in that report.

Results of Operations

The following table shows the revenues, the directly related cost of transportation and other expenses for our principal services and our overhead expenses for the three months ended March 31, 2024 and 2023, including the respective percentage changes comparing 2024 and 2023.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended March 31,
(in thousands)	2024	2023	Percentage change
Airfreight services:
Revenues	$759,374	$904,903	(16)%
Expenses	537,591	666,022	(19)
Ocean freight services and ocean services:
Revenues	570,786	697,307	(18)
Expenses	413,983	483,682	(14)
Customs brokerage and other services:
Revenues	876,518	990,379	(11)
Expenses	481,706	569,398	(15)
Overhead expenses:
Salaries and related costs	413,162	449,848	(8)
Other	145,460	147,670	(1)
Total overhead expenses	558,622	597,518	(7)
Operating income	214,776	275,969	(22)
Other income, net	18,406	24,609	(25)
Earnings before income taxes	233,182	300,578	(22)
Income tax expense	62,782	74,580	(16)
Net earnings	170,400	225,998	(25)
Less net earnings (losses) attributable to the noncontrolling interest	1,248	(13)
Net earnings attributable to shareholders	$169,152	$226,011	(25)%

Airfreight services:

Airfreight services revenues and expenses decreased 16% and 19%, respectively, during the three months ended March 31, 2024, as compared with the same period in 2023, due to 22% and 24% decreases in average sell and buy rates, respectively, offset by a 4% increase in tonnage. Average sell rates decreased as a result of lower buy rates driven by declining market rates. Buy rates declined due to residual impacts from supply chain congestion in the first quarter of 2023 and as available capacity continues to exceed demand. Tonnage improved in 2024 as a result of increased market demand compared to a slow first quarter in 2023.

Average sell and buy rates decreased in almost all regions with most significant decreases on exports out of North America, South Asia and Europe during the three months ended March 31, 2024 due to excess available capacity over demand. The tonnage increase was driven by exports out of South Asia, Europe and India.

Buy rates and sell rates stabilized in the fourth quarter of 2023 as compared to 2021 and 2022 as supply chain operations normalized. However, seasonal demand, impact from disruptions in the ocean market due to security concerns and variable demand for airfreight capacity from e-commerce business cause volatility in average buy rates on certain lanes. Additionally, continued uncertainty in the economy including the impacts of inflation and interest rates together with the attractive ocean transportation rates are expected to continue to negatively affect demand for airfreight services which could reduce our volumes or average sell rates. These conditions could result in further decreases in our revenues, expenses and operating income. We are unable to predict how these uncertainties and any future disruptions will affect our operations or financial results prospectively.

Ocean freight and ocean services:

Ocean freight consolidation, direct ocean forwarding, and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues and expense decreased 18% and 14%, respectively, for the three months ended March 31, 2024 as compared with the same period in 2023. The largest component of our ocean freight and ocean services revenue is derived from ocean freight consolidation, which represented 65% and 71% of ocean freight and ocean services revenue for the three months ended March 31, 2024 and 2023, respectively.

Ocean freight consolidation revenues and expenses decreased 25% and 18%, respectively for the three months ended March 31, 2024, as compared with the same period in 2023, primarily due to 26% and 20% decreases in average sell and buy rates, respectively, offset by a 2% increase in containers shipped. Revenue and expense per container decreased as a result of excess capacity as demand remained soft due to uncertainty in the economy. As supply chain congestion cleared and excess available capacity exceeded demand, average buy rates continued to decline throughout 2023. Sell rate reductions exceeded buy rate declines in all regions to adjust to market conditions. Demand is expected to remain soft which could result in lower buy and sell rates.

North Asia ocean freight and ocean services revenues and expenses increased 4% and 11%, respectively, for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to a 7% increase in containers shipped.

Direct ocean freight forwarding revenues and expenses decreased 12% and 11%, respectively, for the three months ended March 31, 2024, principally due to lower volumes and lower rates for ancillary services in the United States. Order management revenues and expenses increased 17% and 16%, respectively, for the three months ended March 31, 2024, due to increases in volumes from new and existing customers.

Buy rates and sell rates started declining in the second half of 2022, decreased sharply beginning in the fourth quarter of 2022 and through 2023. As global economic conditions remain uncertain and carriers add new vessels, available capacity may continue to exceed demand and may depress sell and buy rates into 2024. We also expect that pricing volatility will continue as carriers adapt to fluctuations in fuel prices, new regulations, security risks and manage available capacity. As customers seek lower pricing and react to governmental trade policies and other regulations, this could result in further decreases in our revenues and operating income.

Customs brokerage and other services:

Customs brokerage and other services revenues decreased 11% and expenses decreased 15% for the three months ended March 31, 2024, respectively, as compared with the same period in 2023, primarily due to declining demand for ancillary services, principally in North America.

Import services including charges at ports such as detention, drayage, terminal charges and delivery decreased significantly as compared to the first quarter of 2023 that still had residual effects from the supply chain congestion. Road freight, warehousing and distribution services also declined due to lower volumes and decreased trucking, storage and labor costs. While customers continue to value our brokerage services due to changing tariffs and increasing complexity in the declaration process, some customers are opting to use multiple customs brokerage service providers to reduce their risk. Customers continue to seek knowledgeable customs brokers with sophisticated computerized capabilities critical to an overall logistics management program that are necessary to rapidly respond to changes in the regulatory and security environment. Should international trade slow, volumes shipped and pricing could further negatively impact our revenues and expenses.

Overhead expenses:

Salaries and related costs decreased 8% for the three months ended March 31, 2024, as compared with the same period in 2023, principally due to decreases in commissions and bonuses earned from lower revenues and operating income and a 7% decrease in headcount, partially offset by increases in base salaries.

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

Our management compensation programs have always been incentive-based and performance driven. Total bonuses to field and executive management for the three months ended March 31, 2024, decreased 22% when compared to the same period in 2023, primarily due to the 22% decrease in operating income.

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

Other overhead expenses decreased 1%, or $2 million for the three months ended March 31, 2024, as compared with the same period in 2023 as increases in rent and technology related expenses were offset by $7 million in lower indirect taxes.

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

Income tax expense:

Our consolidated effective income tax rate was 26.9% for the three months ended March 31, 2024, as compared to 24.8% in the comparable period of 2023. For the three months ended March 31, 2024, and 2023, there was no BEAT expense and GILTI expense was insignificant. Though both periods benefited from U.S. income tax deductions for FDII as well as available U.S. Federal foreign tax credits principally from withholding taxes related to our foreign operations, we were negatively impacted by higher foreign income tax expense that exceeded available U.S. Federal foreign tax credits in the three months ended March 31, 2024, when compared to the same period in the prior year. We have no liability as of March 31, 2024, for the 15% corporate alternative minimum tax based on financial statement income (BMT), which became effective in 2023 in the U.S., under the Inflation Reduction Act. Some elements of the recorded impacts of the Inflation Reduction Act could be impacted by further legislative action as well as additional interpretations and guidance issued by the Internal Revenue Service or Treasury which could impact the estimates of the amounts we would be required to record for BMT in the future.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates transacting in a multitude of currencies other than the U.S. dollar. That exposes us to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or have agency relationships maintain strict currency control regulations that influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three months ended March 31, 2024 and 2023 was insignificant. We had no foreign currency derivatives outstanding at March 31, 2024 and December 31, 2023. For the three months ended March 31, 2024, net foreign currency gains were approximately $7 million compared to net foreign currency losses of approximately $3 million in the same period in 2023.

Historically, our business has not been adversely affected by inflation. Beginning in 2021 and continuing through 2024, many countries including the United States experienced increasing levels of inflation. As a result our business continues to experience rising labor costs, service provider rate increases, higher rent and occupancy and other expenses. While buy rates for freight transportation capacity started declining in the second half of 2022, purchase prices for labor and other expenditures have continued to increase. Due to the high degree of competition in the marketplace we may not be able to increase our prices to our customers to offset this inflationary pressure, which could lead to an erosion in our margins and operating income in the future. Conversely, raising our prices to keep pace with inflationary pressure may result in a decrease in volume and customer demand for our services. As we are not required to purchase or maintain extensive property and equipment and have not otherwise incurred substantial interest rate-sensitive indebtedness, we currently have limited direct exposure to increased costs resulting from increases in interest rates.

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

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three months ended March 31, 2024 was $257 million as compared with $546 million for the same period in 2023. The decrease of $289 million for the three months ended March 31, 2024, was primarily due to lower net earnings and changes in working capital, principally as a result of the excess of customer collections over customer billings in the first quarter of 2023. At March 31, 2024, working capital was $1,547 million, including cash and cash equivalents of $1,370 million. Other than our recorded lease liabilities, we had no long-term obligations or debt at March 31, 2024. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

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

Cash used in investing activities for the three months ended March 31, 2024 and 2023 was $10 million, primarily for capital expenditures. Capital expenditures in the three months ended March 31, 2024 were primarily related to continuing investments in building and leasehold improvements and technology and facilities equipment. Total anticipated capital expenditures in 2024 are currently estimated to be $100 million. This includes routine capital expenditures, leasehold and building improvements and investments in technology.

Cash used in financing activities during the three months ended March 31, 2024 was $375 million as compared with $227 million for the same period in 2023. We use the proceeds from stock option exercises and available cash to repurchase our common stock on the open market to reduce outstanding shares. During the three months ended March 31, 2024, we used cash to repurchase 3.0 million shares of common stock, compared to 2.0 million shares of common stock during the same period in 2023.

We follow established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. Historically, our investment portfolio has not been adversely impacted by disruptions occurring in the credit markets. However, there can be no assurance that our investment portfolio will not be adversely affected in the future.

We cannot predict what further impact ongoing uncertainties in the global economy, inflation, rising interest rates, and political conflicts and uncertainty, may have on our operating results, freight volumes, pricing, amounts advanced on behalf of our customers, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or changes in competitors' behavior.

We maintain international unsecured bank lines of credit for short-term working capital purposes. A few of these credit lines are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks issuing the credit line. At March 31, 2024, borrowings under these credit lines were $35 million and we were contingently liable for $85 million from standby letters of credit and guarantees. The standby letters of credit and guarantees primarily relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At March 31, 2024, cash and cash equivalent balances of $573 million were held by our non-United States subsidiaries, of which $12 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks are primarily related to foreign exchange risk and changes in short-term interest rates. The potential impact of our exposure to these risks is presented below:

Foreign Exchange Risk

We conduct business in many different countries and currencies. Our business often results in billings issued in a country and currency that differs from that where the expenses related to the service are incurred. In the ordinary course of business, we create numerous intercompany transactions and may have receivables, payables and currencies that are not denominated in the local functional currency. This brings foreign exchange risk to our earnings. The principal foreign exchange risks to which Expeditors is exposed include Chinese Yuan, Indian Rupee, Euro, Mexican Peso, Canadian Dollar and British Pound.

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the three months ended March 31, 2024, would have had the effect of raising operating income by approximately $14 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $11 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the three months ended March 31, 2024 and 2023 was insignificant. For the three months ended March 31, 2024, net foreign currency gains were approximately $7 million compared to approximately $3 million of net losses during the same period in 2023. We had no foreign currency derivatives outstanding at March 31, 2024 and December 31, 2023. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of March 31, 2024, we had approximately $62 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.

Interest Rate Risk

At March 31, 2024, we had cash and cash equivalents of $1,370 million of which $719 million was invested at various short-term market interest rates. We had no long-term debt at March 31, 2024. A hypothetical change in the interest rate of 10 basis points at March 31, 2024 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the first quarter of 2024.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

In light of the material weaknesses, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, we have taken steps to remediate the identified material weaknesses, including:

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

The material weaknesses will not be considered fully remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that necessary enhancements and remediation of these material weaknesses will be completed in 2024.

Changes in Internal Controls

Except for on-going remediation related to the material weaknesses, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Expeditors is involved in claims, lawsuits, government investigations, income and indirect tax audits and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal and tax advisors, none of these matters are expected to have a material effect on our operations, cash flows or financial position. As of March 31, 2024, the amounts recorded for claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the risk factors under Item 1A Risk Factors in our Annual Report on Form 10-K filed on February 23, 2024. There have been no material changes in Expeditors' risk factors from those disclosed under Item 1A Risk Factors in our annual report on Form 10-K filed on February 23, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
January 1-31, 2024	-	-	-	3,888
February 1-29, 2024	992	$118.11	992	13,122
March 1-31, 2024	2,008	121.19	2,008	11,119
Total	3,000	$120.17	3,000	11,119

In November 2001, Expeditors' Board of Directors authorized a Discretionary Stock Repurchase Plan for the purpose of repurchasing our common stock in the open market to reduce the issued and outstanding stock down to 200 million outstanding shares. Subsequently, the Board of Directors has from time to time increased the amount of our common stock that may be repurchased. On February 19, 2024, the Board of Directors last authorized repurchases from 140 million shares of common stock down to 130 million outstanding shares of common stock. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
Not applicable.
(b)
Not applicable.
(c)
During the quarterly period ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

May 9, 2024	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

May 9, 2024	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer