Form 10-Q
period 2024-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2024-08-08
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41871

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1069248
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Sterling Plaza 2, 3rd Floor 3545 Factoria Blvd. SE Bellevue, Washington	98006
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (206) 674-3400

1015 Third Avenue, Seattle, Washington 98104

Former name, former address and former fiscal year, if changed since last report

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

At August 5, 2024, the number of shares outstanding of the issuer’s common stock was 141,127,864.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets:
Current Assets:
Cash and cash equivalents	$1,271,853	$1,512,883
Accounts receivable, less allowance for credit loss of $6,966 at June 30, 2024 and $6,550 at December 31, 2023	1,843,894	1,532,599
Deferred contract costs	395,241	218,807
Other	185,766	170,907
Total current assets	3,696,754	3,435,196
Property and equipment, less accumulated depreciation and amortization of $608,860 at June 30, 2024 and $597,473 at December 31, 2023	461,494	479,225
Operating lease right-of-use assets	537,114	516,280
Goodwill	7,927	7,927
Deferred federal and state income taxes, net	69,646	63,690
Other assets, net	15,406	21,491
Total assets	$4,788,341	$4,523,809
Liabilities:
Current Liabilities:
Accounts payable	1,073,476	860,856
Accrued liabilities, primarily salaries and related costs	486,989	447,336
Contract liabilities	474,507	280,909
Current portion of operating lease liabilities	104,042	99,749
Federal, state and foreign income taxes	21,904	15,562
Total current liabilities	2,160,918	1,704,412
Noncurrent portion of operating lease liabilities	448,996	427,984
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding: 140,633 shares at June 30, 2024 and 143,866 shares at December 31, 2023	1,406	1,439
Additional paid-in capital	7,732	—
Retained earnings	2,385,740	2,580,968
Accumulated other comprehensive loss	(218,457)	(192,057)
Total shareholders’ equity	2,176,421	2,390,350
Noncontrolling interest	2,006	1,063
Total equity	2,178,427	2,391,413
Total liabilities and equity	$4,788,341	$4,523,809

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues:
Airfreight services	$860,323	$751,171	$1,619,697	$1,656,074
Ocean freight and ocean services	651,675	593,801	1,222,461	1,291,108
Customs brokerage and other services	927,003	894,780	1,803,521	1,885,159
Total revenues	2,439,001	2,239,752	4,645,679	4,832,341
Operating Expenses:
Airfreight services	645,168	525,027	1,182,759	1,191,049
Ocean freight and ocean services	478,121	405,807	892,104	889,489
Customs brokerage and other services	516,119	488,349	997,825	1,057,747
Salaries and related	426,431	428,558	839,593	878,406
Rent and occupancy	59,597	58,205	120,849	115,837
Depreciation and amortization	14,979	15,506	30,140	30,767
Selling and promotion	7,998	6,314	14,777	12,698
Other	66,669	63,489	128,937	131,882
Total operating expenses	2,215,082	1,991,255	4,206,984	4,307,875
Operating income	223,919	248,497	438,695	524,466
Other Income (Expense):
Interest income	11,904	17,792	26,782	36,567
Other, net	98	(106)	3,626	5,728
Other income, net	12,002	17,686	30,408	42,295
Earnings before income taxes	235,921	266,183	469,103	566,761
Income tax expense	60,770	70,390	123,552	144,970
Net earnings	175,151	195,793	345,551	421,791
Less net (losses) earnings attributable to the noncontrolling interest	(318)	(1,007)	930	(1,020)
Net earnings attributable to shareholders	$175,469	$196,800	$344,621	$422,811
Diluted earnings attributable to shareholders per share	$1.24	$1.30	$2.41	$2.75
Basic earnings attributable to shareholders per share	$1.24	$1.31	$2.43	$2.78
Weighted average diluted shares outstanding	141,716	151,563	142,928	153,516
Weighted average basic shares outstanding	141,013	150,435	142,104	152,291

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net earnings	$175,151	$195,793	$345,551	$421,791
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of income tax expense (benefit) of $1,474 and $(1,828) for the three months ended June 30, 2024 and 2023 and $(1,540) and $(6,096) for the six months ended June 30, 2024 and 2023	(10,862)	(7,523)	(26,387)	4,230
Other comprehensive (loss) income	(10,862)	(7,523)	(26,387)	4,230
Comprehensive income	164,289	188,270	319,164	426,021
Less comprehensive (loss) income attributable to the noncontrolling interest	(197)	(1,027)	943	(1,342)
Comprehensive income attributable to shareholders	$164,486	$189,297	$318,221	$427,363

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating Activities:
Net earnings	$175,151	$195,793	345,551	$421,791
Adjustments to reconcile net earnings to net cash from operating activities:
Provisions for losses (recoveries) on accounts receivable	1,644	(167)	2,038	905
Deferred income tax benefit	(6,917)	(3,560)	(4,623)	(1,524)
Stock compensation expense	25,704	18,595	38,076	31,083
Depreciation and amortization	14,979	15,506	30,140	30,767
Other, net	1,885	2,564	3,870	3,723
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(286,085)	174,321	(346,627)	682,927
Increase (decrease) in accounts payable and accrued liabilities	211,692	(149,986)	295,283	(352,909)
(Increase) decrease in deferred contract costs	(122,258)	18,166	(186,320)	85,787
Increase (decrease) in contract liabilities	135,067	(23,803)	204,375	(108,250)
Decrease in income taxes payable, net	(29,854)	(93,817)	(7,168)	(93,726)
Increase in other, net	5,761	4,834	9,078	4,284
Net cash from operating activities	126,769	158,446	383,673	704,858
Investing Activities:
Purchase of property and equipment	(7,943)	(10,481)	(18,124)	(20,607)
Other, net	66	(794)	163	(219)
Net cash from investing activities	(7,877)	(11,275)	(17,961)	(20,826)
Financing Activities:
Proceeds from borrowings on lines of credit	4,082	7,054	4,126	18,549
Payments on borrowings on lines of credit	(2,823)	(5,743)	(20,109)	(32,145)
Proceeds from issuance of common stock	6,449	9,176	14,478	18,464
Repurchases of common stock	(102,300)	(687,689)	(462,824)	(901,191)
Dividends paid	(102,638)	(102,263)	(102,638)	(102,263)
Payments for taxes related to net share settlement of equity awards	(10,163)	(12,056)	(15,348)	(19,501)
Net cash from financing activities	(207,393)	(791,521)	(582,315)	(1,018,087)
Effect of exchange rate changes on cash and cash equivalents	(10,102)	(7,857)	(24,427)	(1,489)
Change in cash and cash equivalents	(98,603)	(652,207)	(241,030)	(335,544)
Cash and cash equivalents at beginning of period	1,370,456	2,350,794	1,512,883	2,034,131
Cash and cash equivalents at end of period	$1,271,853	$1,698,587	$1,271,853	$1,698,587
Taxes Paid:
Income taxes	$96,739	$173,670	$133,603	$244,456

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Total Shareholders' Equity, Beginning of Period	$2,195,462	$3,147,169	$2,390,350	$3,110,021
Common Stock Par Value
Beginning of period	1,411	1,527	1,439	1,543
Shares issued under employee stock plans, net	4	5	6	9
Shares repurchased under provisions of stock repurchase plan	(9)	(60)	(39)	(80)
End of period	1,406	1,472	1,406	1,472
Additional Paid-In Capital
Beginning of period	—	—	—	139
Shares issued under employee stock plans, net	(3,719)	(2,886)	(877)	(1,046)
Shares repurchased under provisions of stock repurchase plan	(14,986)	(16,615)	(30,494)	(31,424)
Stock compensation expense	25,704	18,595	38,076	31,083
Dividend equivalents paid	733	906	1,027	1,248
End of period	7,732	—	7,732	—
Retained Earnings
Beginning of period	2,401,525	3,336,140	2,580,968	3,310,892
Shares repurchased under provisions of stock repurchase plan	(87,883)	(677,310)	(436,184)	(877,731)
Net earnings	175,469	196,800	344,621	422,811
Dividend and dividend equivalents paid	(103,371)	(103,169)	(103,665)	(103,511)
End of period	2,385,740	2,752,461	2,385,740	2,752,461
Accumulated Other Comprehensive Loss
Beginning of period	(207,474)	(190,498)	(192,057)	(202,553)
Other comprehensive income (loss)	(10,983)	(7,503)	(26,400)	4,552
End of period	(218,457)	(198,001)	(218,457)	(198,001)
Total Shareholders' Equity
End of period	2,176,421	2,555,932	2,176,421	2,555,932
Noncontrolling Interest
Beginning of period	2,203	3,199	1,063	3,514
Net (losses) earnings	(318)	(1,007)	930	(1,020)
Other comprehensive income (loss)	121	(20)	13	(322)
End of period	2,006	2,172	2,006	2,172
Total Equity
End of period	$2,178,427	$2,558,104	$2,178,427	$2,558,104
Common Shares Outstanding
Beginning of period	141,119	152,712	143,866	154,313
Shares issued under employee stock plans, net	389	510	642	868
Shares repurchased under provisions of stock repurchase plan	(875)	(6,000)	(3,875)	(7,959)
End of period	140,633	147,222	140,633	147,222

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

The Company typically satisfies its performance obligations as services are rendered over time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed over the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one to two month-period and contracts with customers have an original expected duration of less than one year. The Company satisfied nearly all performance obligations for the contract liabilities recorded as of March 31, 2024.

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

D.
Accounts Receivable

The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method that uses historical credit loss information and considers the current economic environment. Additional allowances may be necessary in the future if changes in economic conditions are significant enough to affect expected credit losses. The Company has recorded an allowance for credit loss in the amounts of $6,966 as of June 30, 2024 and $6,550 as of December 31, 2023. Additions and write-offs have not been significant in the periods presented.

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

Improvements to Income Tax Disclosures

In December 2023, the FASB issued an ASU which expands income tax disclosures by requiring the disclosure, on an annual basis, of a tabular rate reconciliation using both percentages and currency amounts, broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, disclosure is required of income taxes paid, net of refunds received, disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. This standard will become effective for the Company on January 1, 2025. The Company may apply this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. The Company expects this ASU to only impact its disclosures with no impacts to its consolidated financial statements, cash flows and financial condition.

Note 2. Share-Based Compensation

The Company has historically granted the majority of its share-based awards during the second quarter of each fiscal year.

In the second quarter of 2024 and 2023, the Company awarded 334 and 340 restricted stock units (RSUs), respectively. The RSUs were granted at a weighted-average fair value of $114.90 in 2024 and $113.24 in 2023. The RSUs vest annually over 3 years based on continued employment and are settled upon vesting in shares of the Company's common stock on a one-for-one basis. The value of an RSU award is based on the Company's stock price on the date of grant. Additionally, in the second quarter of both 2024 and 2023, 14 fully vested restricted stock awards were granted to non-employee directors, respectively.

The Company also awarded 78 performance stock units (PSUs) in the second quarter of both 2024 and 2023, respectively. Outstanding PSUs include performance conditions to be finally measured in 2024, 2025 and 2026. The final number of PSUs will be determined using an adjustment factor of up to 2 times or down to 0.5 of the targeted PSU grant. If the minimum performance thresholds are not achieved, no shares will be issued. Each PSU will convert to one share of the Company's common stock upon vesting.

The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year. No shares were issued in the three and six months ended June 30, 2024 and 2023, respectively.

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

The Company’s consolidated effective income tax rate was 25.8% and 26.3% for the three and six months ended June 30, 2024, as compared to 26.4% and 25.6% in the comparable periods of 2023. For the three and six months ended June 30, 2024, and 2023, there was no BEAT expense and GILTI expense was insignificant. All periods benefited from U.S. income tax deductions for FDII as well as available U.S. Federal foreign tax credits principally from withholding taxes related to our foreign operations. The Company has no liability as of June 30, 2024, for the 15% corporate alternative minimum tax based on financial statement income (BMT), which became effective in 2023 in the U.S., under the Inflation Reduction Act. Some elements of the recorded impacts of the Inflation Reduction Act could be impacted by further legislative action as well as additional interpretations and guidance issued by the Internal Revenue Service or Treasury which could impact the estimates of the amounts the Company would be required to record for BMT in the future.

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

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended June 30,
	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2024
Basic earnings attributable to shareholders	$175,469	141,013	$1.24
Effect of dilutive potential common shares	—	703	—
Diluted earnings attributable to shareholders	$175,469	141,716	$1.24
2023
Basic earnings attributable to shareholders	$196,800	150,435	$1.31
Effect of dilutive potential common shares	—	1,128	—
Diluted earnings attributable to shareholders	196,800	151,563	$1.30

	Six months ended June 30,
	Net earnings attributable to shareholders	Weighted average shares	Earnings per share
2024
Basic earnings attributable to shareholders	$344,621	142,104	$2.43
Effect of dilutive potential common shares	—	824	—
Diluted earnings attributable to shareholders	$344,621	142,928	$2.41
2023
Basic earnings attributable to shareholders	$422,811	152,291	$2.78
Effect of dilutive potential common shares	—	1,225	—
Diluted earnings attributable to shareholders	$422,811	153,516	$2.75

Substantially all outstanding potential common shares as of June 30, 2024 and 2023 were dilutive.

Note 5. Shareholders' Equity

The Company has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding common stock. The Board of Directors last amended the plan on February 19, 2024 to authorize repurchases down from 140,000 to 130,000 shares. This authorization has no expiration date. During the six months ended June 30, 2024, there were 3,875 shares repurchased at an average price of $119.43 per share, compared to 7,959 shares repurchased at an average price of $113.23 during the same period in 2023.

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

Cash and cash equivalents consist of the following:

	June 30, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$635,945	$635,945	$601,207	$601,207
Corporate commercial paper	578,575	579,065	854,929	856,033
Time deposits and money market funds	57,333	57,333	56,747	56,747
Total cash and cash equivalents	$1,271,853	$1,272,343	$1,512,883	$1,513,987

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

Financial information regarding the Company’s operations by geographic area is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the three months ended June 30, 2024:
Revenues	$779,170	110,723	45,314	637,351	287,943	409,455	170,349	(1,304)	2,439,001
Directly related cost of transportation and other expenses[1]	$423,102	65,374	24,640	512,146	223,238	262,451	128,949	(492)	1,639,408
Salaries and other operating expenses[2]	$263,675	34,339	14,551	70,762	43,084	119,713	30,352	(802)	575,674
Operating income	$92,393	11,010	6,123	54,443	21,621	27,291	11,048	(10)	223,919
Identifiable assets at period end	$2,566,053	173,764	93,967	626,892	336,598	738,068	284,672	(31,673)	4,788,341
Capital expenditures	$2,948	575	129	355	1,955	1,094	887	—	7,943
Equity	$1,546,936	32,700	41,135	163,913	129,886	151,165	153,155	(40,463)	2,178,427
For the three months ended June 30, 2023:
Revenues	$805,948	110,255	49,972	510,027	199,868	440,916	123,972	(1,206)	2,239,752
Directly related cost of transportation and other expenses[1]	$426,121	69,108	29,428	387,973	134,477	288,808	83,890	(623)	1,419,182
Salaries and other operating expenses[2]	$256,277	34,793	16,265	68,290	44,048	125,196	27,820	(616)	572,073
Operating income	$123,550	6,354	4,279	53,764	21,343	26,912	12,262	33	248,497
Identifiable assets at period end	$2,553,553	192,362	115,458	495,229	213,026	748,449	258,849	(12,886)	4,564,040
Capital expenditures	$6,623	161	46	352	168	2,336	795	—	10,481
Equity	$1,873,220	45,252	59,289	220,638	93,476	146,174	158,133	(38,078)	2,558,104

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the six months ended June 30, 2024:
Revenues	$1,530,713	217,573	89,806	1,182,292	515,662	807,772	304,455	(2,594)	4,645,679
Directly related cost of transportation and other expenses[1]	$827,051	132,084	49,104	938,620	387,262	516,970	222,741	(1,144)	3,072,688
Salaries and other operating expenses[2]	$519,383	67,423	31,315	138,022	83,996	236,801	58,816	(1,460)	1,134,296
Operating income	$184,279	18,066	9,387	105,650	44,404	54,001	22,898	10	438,695
Identifiable assets at period end	$2,566,053	173,764	93,967	626,892	336,598	738,068	284,672	(31,673)	4,788,341
Capital expenditures	$8,476	1,974	282	637	2,099	3,312	1,344	—	18,124
Equity	$1,546,936	32,700	41,135	163,913	129,886	151,165	153,155	(40,463)	2,178,427
For the six months ended June 30, 2023:
Revenues	$1,751,442	220,105	104,667	1,092,448	423,995	975,380	266,675	(2,371)	4,832,341
Directly related cost of transportation and other expenses[1]	$966,078	138,313	61,730	840,315	292,100	661,068	179,839	(1,159)	3,138,284
Salaries and other operating expenses[2]	$523,960	70,617	35,767	139,430	90,846	252,568	57,652	(1,249)	1,169,591
Operating income	$261,404	11,175	7,170	112,703	41,049	61,744	29,184	37	524,466
Identifiable assets at period end	$2,553,553	192,362	115,458	495,229	213,026	748,449	258,849	(12,886)	4,564,040
Capital expenditures	$12,067	630	276	942	335	5,319	1,038	—	20,607
Equity	$1,873,220	45,252	59,289	220,638	93,476	146,174	158,133	(38,078)	2,558,104

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements Under Private Securities Litigation Reform Act Of 1995; Certain Cautionary Statements

Certain portions of this report on Form 10-Q including the sections entitled "Overview," "Summary of Second Quarter 2024," "Industry Trends, Trade Conditions and Competition," "Seasonality," "Critical Accounting Estimates," "Results of Operations," "Income tax expense," "Currency and Other Risk Factors" and "Liquidity and Capital Resources" contain forward-looking statements. Words such as "will likely result," "expects", "are expected to," "would expect," "would not expect," "will continue," "is anticipated," "estimate," "project," "plan," "believe," "probable," "reasonably possible," "may," "could," "should," "would," "intends," "foreseeable future" or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, signs of a slowing economy and drop in demand, future supply chain and transportation disruptions and other characterizations of disruptive events or circumstances are forward-looking statements. In addition, forward-looking statements are subject to certain risks and uncertainties, including risks associated with tax audits and other contingencies, that could cause actual results to differ materially from our historical experience and our present expectations or projections. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. Attention should be given to the risk factors identified and discussed in Part I, Item 1A in the Company’s annual report on Form 10-K filed on February 23, 2024 and in Part II, Item 1A in this report. Management believes that these forward-looking statements are reasonable as of this filing date and we do not assume any obligations to update these statements except as required by law.

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

Summary of Second Quarter 2024

The significant impacts are discussed within “Results of Operations” and summarized below.

•
Air and ocean average buy rates increased sharply out of Asia in the second quarter of 2024 due to capacity constraints from longer ocean transit time, resulting from the Red Sea disruptions, and e-commerce business demand on airfreight. Overall average buy rate increases outpaced average sell rate changes, negatively affecting profitability.
•
Volumes transacted in airfreight were up 15% compared to a slow second quarter in 2023 and to some extent from shippers shifting from ocean transportation.
•
Ocean containers shipped declined 3% primarily due to declines on exports from North Asia partially due to ports congestion and capacity constraints.
•
As a result of the rates and volumes noted above, revenues and expenses in airfreight and ocean services were up compared to the second quarter of 2023, while margins and operating income declined.
•
Net earnings to shareholders decreased 18% from the second quarter of 2023 and increased 4% from the first quarter of 2024.
•
Cash from operations was $127 million and we returned $205 million to shareholders in common stock repurchases and dividends.

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

The global economic and trade environments remain uncertain, including inflation remaining higher than historical levels, greater volatility in oil prices, high interest rates and the conflicts in the Middle East and Ukraine. In the second quarter of 2024, we saw capacity constraints on exports out of Asia resulting in increases in average buy and sell rates. However, if demand remains soft, if disruptions in the Red Sea improve, then additional ocean transportation capacity will become available. These conditions could result in declines in average sell and buy rates. We also expect that pricing volatility will continue as carriers adapt to lower demand, changing fuel prices, security risks and react to governmental trade policies and other regulations. Additionally, we cannot predict the direct or indirect impact that further changes in purchasing behavior, such as the evolution of international direct e-commerce platforms, could have on our business. Some customers have begun shifting manufacturing to other countries in response to governments implementing higher tariffs on imports, to reduce their supply chain risks, and in response to pandemic disruptions or geopolitical risks, which could negatively impact us.

Seasonality

Historically, our operating results have been subject to seasonal demand trends with the first quarter being the weakest and the third and fourth quarters being the strongest; however, there is no assurance that this seasonal trend will occur in the future or to what degree it will be impacted by an uncertain economy. This historical pattern has been the result of, or influenced by, numerous factors, including weather patterns, national holidays, consumer demand, new product launches, just-in-time inventory models, economic conditions, pandemics, governmental policies and inter-governmental disputes and a myriad of other similar and subtle forces.

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

Results of Operations

The following table shows the revenues, the directly related cost of transportation and other expenses for our principal services and our overhead expenses for the three and six months ended June 30, 2024 and 2023, including the respective percentage changes comparing 2024 and 2023.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2024	2023	Percentage change	2024	2023	Percentage change
Airfreight services:
Revenues	$860,323	$751,171	15%	$1,619,697	$1,656,074	(2)%
Expenses	645,168	525,027	23	1,182,759	1,191,049	(1)
Ocean freight services and ocean services:
Revenues	651,675	593,801	10	1,222,461	1,291,108	(5)
Expenses	478,121	405,807	18	892,104	889,489	—
Customs brokerage and other services:
Revenues	927,003	894,780	4	1,803,521	1,885,159	(4)
Expenses	516,119	488,349	6	997,825	1,057,747	(6)
Overhead expenses:
Salaries and related costs	426,431	428,558	—	839,593	878,406	(4)
Other	149,243	143,514	4	294,703	291,184	1
Total overhead expenses	575,674	572,072	1	1,134,296	1,169,590	(3)
Operating income	223,919	248,497	(10)	438,695	524,466	(16)
Other income, net	12,002	17,686	(32)	30,408	42,295	(28)
Earnings before income taxes	235,921	266,183	(11)	469,103	566,761	(17)
Income tax expense	60,770	70,390	(14)	123,552	144,970	(15)
Net earnings	175,151	195,793	(11)	345,551	421,791	(18)
Less net (losses) earnings attributable to the noncontrolling interest	(318)	(1,007)	(68)	930	(1,020)	(191)
Net earnings attributable to shareholders	$175,469	$196,800	(11)%	$344,621	$422,811	(18)%

Airfreight services:

Airfreight services revenues and expenses increased 15% and 23%, respectively, during the three months ended June 30, 2024, as compared with the same period in 2023, due to 2% and 9% increases in average sell and buy rates, respectively, and a 15% increase in tonnage. Average sell rates increases were outpaced by rapidly increasing buy rates resulting from capacity constraints in Asia.

Airfreight services revenues and expenses decreased 2% and 1%, respectively, during the six months ended June 30, 2024, as compared with the same period in 2023, due to 11% and 9% decreases in average sell and buy rates, respectively, offset by a 10% increase in tonnage. Average sell rates decreased during the six months ended June 30, 2024 as a result of lower buy rates. Buy rates declined from still high rates in the first quarter of 2023 due to residual impacts from supply chain congestion and continued to decline until stabilizing in the fourth quarter of 2023.

Tonnage improved for the three and six months in 2024 as a result of increased market demand compared to a slow first half of 2023 and some transportation shifting in the second quarter of 2024 from ocean shipping due to the conflicts in the Middle East.

Average buy rates increased during the three months ended June 30, 2024 on exports out of North Asia due to high demand from international direct e-commerce. Average buy rates also increased on exports out of South Asia and India as demand for airfreight grew from manufacturing relocations in that region and shippers shifting to airfreight due to longer transits in ocean as a result of the conflicts in the Middle East. Average sell and buy rates decreased during the three months and six months ended June 30, 2024 on exports out of North America and Europe due to excess available capacity over slower demand and still high buy rates in the first quarter of 2023. Tonnage increased in all regions during the three and six months ended June 30, 2024, respectively, with the largest increases coming from exports out of North Asia, South Asia and Europe.

Seasonal changes in demand, impact from disruptions in the ocean market due to security concerns and variable demand for airfreight capacity from e-commerce business cause volatility in average buy rates on certain lanes. Additionally, continued uncertainty in the economy including the impacts of inflation and interest rates could negatively affect demand for airfreight services which could reduce our volumes and average sell rates. These conditions could result in further decreases in our revenues, expenses and operating income. We are unable to predict how these uncertainties and any future disruptions will affect our operations or financial results prospectively.

Ocean freight and ocean services:

Ocean freight consolidation, direct ocean forwarding, and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues and expense increased 10% and 18%, respectively, for the three months ended June 30, 2024 as compared with the same periods in 2023. Ocean freight and ocean services revenues decreased 5% while expenses remained flat for the six months ended June 30, 2024 as compared with the same periods in 2023.The largest component of our ocean freight and ocean services revenue is derived from ocean freight consolidation, which represented 66% and 68% of ocean freight and ocean services revenue for the six months ended June 30, 2024 and 2023, respectively.

Ocean freight consolidation revenues and expenses increased 13% and 22%, respectively for the three months ended June 30, 2024, as compared with the same period in 2023, primarily due to 16% and 25% increases in average sell and buy rates, respectively, offset by a 3% decline in containers shipped. Average buy rates per container increased due to longer transit times, congestion and capacity issues caused by the disruptions in the Red Sea and outpaced average sell rates increases. Ocean freight consolidation revenues decreased 8% while expenses remained flat for the six months ended June 30, 2024, as compared with the same period in 2023, primarily due to an 8% decrease in average sell rates while average buy rates and containers shipped remained flat. As supply chain congestion cleared and excess available capacity exceeded demand, average buy rates declined throughout 2023. Overall, average sell rate reductions exceeded buy rate declines driven by North America and Europe in response to market conditions. We expect carrier capacity to grow more than customer demand for the remainder of the year which could result in lower buy and sell rates. If utilization of the Red Sea passage returns to historical levels, additional capacity will become available as a result of shorter transit times which will put additional pressure on pricing.

North Asia and South Asia ocean freight and ocean services revenues increased 28% and 45% and expenses increased 34% and 63%, respectively, for the three months ended June 30, 2024, compared to the same period in 2023. North Asia and South Asia ocean freight and ocean services revenues increased 15% and 20% and expenses increased 22% and 31%, respectively, for the six months ended June 30, 2024, compared to the same periods in 2023. Increases were primarily due to higher average sell and buy rates due to the factors above.

North America and Europe ocean freight and ocean services revenues decreased 16% and 19% and expenses decreased 14% and 20%, respectively, for the three months ended June 30, 2024, compared to the same period in 2023. North America and Europe ocean freight and ocean services revenues decreased 24% and 31% and expenses decreased 22% and 33%, respectively, for the six months ended June 30, 2024, compared to the same period in 2023. Decreases were primarily due to lower average sell and buy rates.

Order management revenues increased 20% and 19%, respectively, and expenses increased 22% and 19%, respectively, for the three and six months ended June 30, 2024, due to increases in volumes from new and existing customers. Direct ocean freight forwarding revenues decreased 4% while expenses remained flat for the three months ended June 30, 2024, principally due to lower volumes and lower rates for ancillary services in the United States. Direct ocean freight forwarding revenues and expenses decreased 8% and 6%, respectively, for the six months ended June 30, 2024.

Global economic conditions remain uncertain. Further, carriers are adding new vessels which will increase capacity. In addition, if the conflicts in the Middle East improve, additional capacity will become available due to shorter transit times. These conditions could depress sell and buy rates. We expect that pricing volatility will continue as carriers adapt to fluctuations in fuel prices, new regulations, security risks and manage available capacity. As customers seek lower pricing and react to governmental trade policies and other regulations, this could result in further decreases in our revenues and operating income.

Customs brokerage and other services:

Customs brokerage and other services revenues increased 4% and expenses increased 6% for the three months ended June 30, 2024, respectively, as compared with the same period in 2023, primarily due to increases in customs clearances and road freight shipments, principally in North America.

Customs brokerage and other services revenues decreased 4% and expenses decreased 6% for the six months ended June 30, 2024, respectively, as compared with the same period in 2023, primarily due to lower volumes for local drayage and storage and warehouse and distribution services in the first quarter of 2024, principally in North America. Import services, including charges at ports such as detention, drayage, terminal charges and delivery, decreased significantly in the first quarter 2024 as compared to the first quarter of 2023 that still had residual effects from the supply chain congestion. Road freight, warehousing and distribution services also declined in the first quarter of 2024 due to lower volumes and decreased trucking, storage and labor costs.

While customers continue to value our brokerage services due to changing tariffs and increasing complexity in the declaration process, some customers are opting to use back up customs brokerage service providers as a risk reduction strategy. Customers continue to seek knowledgeable customs brokers with sophisticated computerized capabilities critical to an overall logistics management program that are necessary to rapidly respond to changes in the regulatory and security environment. Should international trade slow, volumes shipped and pricing could further negatively impact our revenues and expenses.

Overhead expenses:

Salaries and related costs remained flat for the three months ended June 30, 2024, but decreased 4% for the six months ended June 30, 2024, as compared with the same periods in 2023. Decreases in commissions and bonuses earned from lower revenues and operating income and a 4% decrease in headcount were partially offset by increases in salaries.

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

Our management compensation programs have always been incentive-based and performance driven. Total bonuses to field and executive management for the six months ended June 30, 2024, decreased 15% when compared to the same periods in 2023, primarily due to the 16% decrease in operating income.

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

Other overhead expenses increased 4% and 1% for the three and six months ended June 30, 2024, as compared with the same periods in 2023 due to higher rental expenses, bad debt and technology related expenses.

So long as the economic environment remains uncertain, we will be focused on aligning operational headcount and our overhead expenses commensurate with our transactional volumes. We expect to continue to enhance the effectiveness and security of our systems and deploy additional protection technologies and processes which will result in increased expenses in the future. We will also continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to explore new areas for profitable growth.

Income tax expense:

Our consolidated effective income tax rate was 25.8% and 26.3% for the three and six months ended June 30, 2024, as compared to 26.4% and 25.6% in the comparable periods of 2023. For the three and six months ended June 30, 2024, and 2023, there was no BEAT expense and GILTI expense was insignificant. All periods benefited from U.S. income tax deductions for FDII as well as available U.S. Federal foreign tax credits principally from withholding taxes related to our foreign operations. We have no liability as of June 30, 2024, for the 15% corporate alternative minimum tax based on financial statement income (BMT), which became effective in 2023 in the U.S., under the Inflation Reduction Act. Some elements of the recorded impacts of the Inflation Reduction Act could be impacted by further legislative action as well as additional interpretations and guidance issued by the Internal Revenue Service or Treasury which could impact the estimates of the amounts the Company would be required to record for BMT in the future.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates transacting in a multitude of currencies other than the U.S. dollar. That exposes us to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or have agency relationships maintain strict currency control regulations that influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three and six months ended June 30, 2024 and 2023 was insignificant. We had no foreign currency derivatives outstanding at June 30, 2024 and December 31, 2023. For the three months ended June 30, 2024, net foreign currency gains were approximately $5 million compared to net foreign currency losses of approximately $3 million in the same period in 2023. During the six months ended June 30, 2024, net foreign currency gains were approximately $12 million compared to net foreign currency losses of approximately $6 million in the same period in 2023.

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

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three and six months ended June 30, 2024 was $127 million and $384 million as compared with $158 million and $705 million for the same period in 2023. The decreases of $31 million and $321 million for the three and six months ended June 30, 2024, were primarily due to lower net earnings and changes in working capital. At June 30, 2024, working capital was $1,536 million, including cash and cash equivalents of $1,272 million. Other than our recorded lease liabilities, we had no long-term obligations or debt at June 30, 2024. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

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

Our business historically has been subject to seasonal fluctuations, and this is expected to continue in the future. Cash flows fluctuate as a result of this seasonality. Historically, the first quarter shows an excess of customer collections over customer billings. This results in positive cash flow. The increased activity associated with periods of higher demand (typically commencing late second or early third quarter and continuing well into the fourth quarter) causes an excess of customer billings over customer collections. This cyclical growth in customer receivables consumes available cash. However, there is no assurance that this seasonal trend will occur in the future or to what degree it will continue to be impacted in 2024 by an uncertain global economy.

Cash used in investing activities for the three and six months ended June 30, 2024 was $8 million and $18 million as compared with $11 million and $21 million for the same periods in 2023, primarily for capital expenditures. Capital expenditures in the three and six months ended June 30, 2024 were primarily related to continuing investments in building and leasehold improvements and technology and facilities equipment. Total anticipated capital expenditures in 2024 are currently estimated to be $60 million. This includes routine capital expenditures, leasehold and building improvements and investments in technology.

Cash used in financing activities during the three and six months ended June 30, 2024 was $207 million and $582 million as compared with $792 million and $1,018 million for the same period in 2023. We use the proceeds from stock option exercises and available cash to repurchase our common stock on the open market to reduce outstanding shares. During the three and six months ended June 30, 2024, we used cash to repurchase 0.9 million and 3.9 million shares of common stock, compared to 6.0 million and 8.0 million shares of common stock during the same period in 2023.

We follow established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. Historically, our investment portfolio has not been adversely impacted by disruptions occurring in the credit markets. However, there can be no assurance that our investment portfolio will not be adversely affected in the future.

We cannot predict what further impact ongoing uncertainties in the global economy, inflation, future interest rates, and political conflicts and uncertainty, may have on our operating results, freight volumes, pricing, amounts advanced on behalf of our customers, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or changes in competitors' behavior.

We maintain international unsecured bank lines of credit for short-term working capital purposes. A few of these credit lines are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks issuing the credit line. At June 30, 2024, borrowings under these credit lines were $36 million and we were contingently liable for $95 million from standby letters of credit and guarantees. The standby letters of credit and guarantees primarily relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At June 30, 2024, cash and cash equivalent balances of $572 million were held by our non-United States subsidiaries, of which $2 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the six months ended June 30, 2024, would have had the effect of raising operating income by approximately $29 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $24 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the three and six months ended June 30, 2024 and 2023 was insignificant. For the three and six months ended June 30, 2024 and 2023, net foreign currency gains were approximately $5 million and $12 million compared to approximately $3 million and $6 million of net losses during the same periods in 2023. We had no foreign currency derivatives outstanding at June 30, 2024 and December 31, 2023. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of June 30, 2024, we had approximately $58 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.

Interest Rate Risk

At June 30, 2024, we had cash and cash equivalents of $1,272 million of which $636 million was invested at various short-term market interest rates. We had no long-term debt at June 30, 2024. A hypothetical change in the interest rate of 10 basis points at June 30, 2024 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the second quarter of 2024.

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

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, we have taken steps to remediate the identified material weaknesses, including:

•
Increased the number of qualified personnel involved in the remediation process and the design and implementation of IT controls;
•
Performed supplemental procedures and implemented certain enhancements designed to strengthen IT program change management processes;
•
Continuing to perform supplemental review procedures for direct database changes;
•
Completed an entity wide risk assessments to identify relevant process risk points, IT systems and the information used in the operation of controls; and
•
Completed additional training relative to information technology in the operation of controls.

Based on testing completed this quarter, the steps described above are designed and operating effectively, however, the material weaknesses will not be considered fully remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through additional testing, that these controls are operating effectively. We expect that full remediation of these material weaknesses will be completed in 2024.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Expeditors is involved in claims, lawsuits, government investigations, income and indirect tax audits and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal and tax advisors, none of these matters are expected to have a material effect on our operations, cash flows or financial position. As of June 30, 2024, the amounts recorded for claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the risk factors under Item 1A Risk Factors in our Annual Report on Form 10-K filed on February 23, 2024. There have been no material changes in Expeditors' risk factors from those disclosed under Item 1A Risk Factors in our annual report on Form 10-K filed on February 23, 2024, except for the following:

Operational Risks

We face risks associated with the handling, transporting, and storing of customer inventory, including high value commodities.

Under some of our agreements, we maintain and transport the inventory of our customers, some of which may be high value in nature. Our failure to properly handle and safeguard such inventory exposes us to potential claims and expenses as well as harm to our business and reputation.

Our insurance coverage does not cover all potential losses and significant uninsured losses could adversely impact our financial results.

We carry insurance coverage for property damage, personal injury and other insurable events resulting from certain events such as fire, accidents, and other perils under extended coverage policies. Our insurance coverages contain policy specifications and insured limits customarily carried for similar locations, business activities and markets. We believe we are adequately insured. Certain losses, however, including losses from floods, earthquakes, acts of war, acts of terrorism or riots, cybersecurity events and pandemics, generally are not insured against or not fully insured against because it is not deemed economically feasible or prudent to do so. In some instances, the value of our customers’ goods stored in a single facility or contained in a single shipment may be high in nature and may exceed our general property damage insurance policy limits. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our facilities in the future, we could experience a significant loss of assets, including customer inventory (inclusive of high value commodities), and future operations could be harmed resulting in a loss of revenues or higher claims and operating expenses.

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

General Risks

We identified a material weakness in our internal control over financial reporting related to an ineffective information technology general control which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price.

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A, during the fourth quarter of 2022, management identified a material weakness in internal control related to certain database changes made to an information technology (IT) system that supports the Company’s financial reporting processes. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2022 and 2023. As a result of identifying this issue, management implemented certain enhancements designed to strengthen IT program change management processes in 2024. Management has concluded that the necessary enhancements to controls have been implemented and are designed and operating effectively as of June 30, 2024. However, the material weaknesses will not be considered fully remediated, until the applicable controls operate for a sufficient period of time and management has concluded through additional testing that these controls are operating effectively. To the extent management is unable to ultimately conclude that the identified issues have been remediated, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
April 1-30, 2024	-	-	-	11,115
May 1-31, 2024	875	$116.88	875	10,601
June 1-30, 2024	-	-	-	10,633
Total	875	$116.88	875	10,633

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
Not applicable.
(b)
Not applicable.
(c)
During the quarterly period ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

Aug 8, 2024	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

Aug 8, 2024	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer