Form 10-Q
period 2024-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2024-11-05
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

At November 1, 2024, the number of shares outstanding of the issuer’s common stock was 139,975,871.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets:
Current Assets:
Cash and cash equivalents	$1,293,173	$1,512,883
Accounts receivable, less allowance for credit loss of $5,903 at September 30, 2024 and $6,550 at December 31, 2023	2,176,959	1,532,599
Deferred contract costs	431,640	218,807
Other	181,273	170,907
Total current assets	4,083,045	3,435,196
Property and equipment, less accumulated depreciation and amortization of $624,562 at September 30, 2024 and $597,473 at December 31, 2023	468,594	479,225
Operating lease right-of-use assets	525,810	516,280
Goodwill	7,927	7,927
Deferred federal and state income taxes, net	69,789	63,690
Other assets, net	15,752	21,491
Total assets	$5,170,917	$4,523,809
Liabilities:
Current Liabilities:
Accounts payable	1,240,174	860,856
Accrued liabilities, primarily salaries and related costs	470,723	447,336
Contract liabilities	532,289	280,909
Current portion of operating lease liabilities	106,832	99,749
Federal, state and foreign income taxes	25,728	15,562
Total current liabilities	2,375,746	1,704,412
Noncurrent portion of operating lease liabilities	436,001	427,984
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding: 139,971 at September 30, 2024 and 143,866 at December 31, 2023	1,400	1,439
Additional paid-in capital	4,307	—
Retained earnings	2,540,978	2,580,968
Accumulated other comprehensive loss	(189,978)	(192,057)
Total shareholders’ equity	2,356,707	2,390,350
Noncontrolling interest	2,463	1,063
Total equity	2,359,170	2,391,413
Total liabilities and equity	$5,170,917	$4,523,809

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Airfreight services	$986,950	$724,331	$2,606,647	$2,380,405
Ocean freight and ocean services	1,017,618	560,281	2,240,079	1,851,389
Customs brokerage and other services	995,563	905,389	2,799,084	2,790,548
Total revenues	3,000,131	2,190,001	7,645,810	7,022,342
Operating Expenses:
Airfreight services	740,356	516,519	1,923,115	1,707,568
Ocean freight and ocean services	783,827	387,670	1,675,931	1,277,159
Customs brokerage and other services	569,781	497,922	1,567,606	1,555,669
Salaries and related	450,308	412,505	1,289,901	1,290,911
Rent and occupancy	61,024	58,387	181,873	174,224
Depreciation and amortization	15,774	15,607	45,914	46,374
Selling and promotion	7,589	6,149	22,366	18,847
Other	69,948	79,173	198,885	211,055
Total operating expenses	2,698,607	1,973,932	6,905,591	6,281,807
Operating income	301,524	216,069	740,219	740,535
Other Income (Expense):
Interest income	9,917	17,156	36,699	53,723
Other, net	973	(1,334)	4,599	4,394
Other income, net	10,890	15,822	41,298	58,117
Earnings before income taxes	312,414	231,891	781,517	798,652
Income tax expense	82,488	61,048	206,040	206,018
Net earnings	229,926	170,843	575,477	592,634
Less net earnings (losses) attributable to the noncontrolling interest	352	(510)	1,282	(1,530)
Net earnings attributable to shareholders	$229,574	$171,353	$574,195	$594,164
Diluted earnings attributable to shareholders per share	$1.63	$1.16	$4.04	$3.92
Basic earnings attributable to shareholders per share	$1.63	$1.16	$4.06	$3.95
Weighted average diluted shares outstanding	141,027	148,001	142,288	151,619
Weighted average basic shares outstanding	140,417	147,099	141,540	150,543

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net earnings	$229,926	$170,843	$575,477	$592,634
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of income tax expense (benefit) of $930 and $(928) for the three months ended September 30, 2024 and 2023 and $(610) and $(7,025) for the nine months ended September 30, 2024 and 2023	28,584	(15,027)	2,197	(10,797)
Other comprehensive income (loss)	28,584	(15,027)	2,197	(10,797)
Comprehensive income	258,510	155,816	577,674	581,837
Less comprehensive income (loss) attributable to the noncontrolling interest	457	(478)	1,400	(1,820)
Comprehensive income attributable to shareholders	$258,053	$156,294	$576,274	$583,657

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating Activities:
Net earnings	$229,926	$170,843	575,477	$592,634
Adjustments to reconcile net earnings to net cash from operating activities:
Provisions for (recoveries) losses on accounts receivable	(582)	1,411	1,456	2,316
Deferred income tax benefit	(1,057)	(6,418)	(5,680)	(7,942)
Stock compensation expense	9,760	15,879	47,836	46,962
Depreciation and amortization	15,774	15,607	45,914	46,374
Other, net	162	2,673	4,032	6,396
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(301,167)	(53,722)	(647,794)	629,205
Increase (decrease) in accounts payable and accrued liabilities	107,535	40,919	402,818	(311,990)
(Increase) decrease in deferred contract costs	(30,657)	(56,917)	(216,977)	28,870
Increase (decrease) in contract liabilities	50,527	74,701	254,902	(33,549)
Increase (decrease) in income taxes payable, net	20,331	(4,017)	13,163	(97,743)
Increase in other, net	(10,580)	(10,979)	(1,502)	(6,695)
Net cash from operating activities	89,972	189,980	473,645	894,838
Investing Activities:
Purchase of property and equipment	(12,291)	(7,993)	(30,415)	(28,600)
Other, net	(225)	10	(62)	(209)
Net cash from investing activities	(12,516)	(7,983)	(30,477)	(28,809)
Financing Activities:
Proceeds from borrowings on lines of credit	10,636	8,404	14,762	26,953
Payments on borrowings on lines of credit	(191)	(1,491)	(20,300)	(33,636)
Proceeds from issuance of common stock	53,256	61,841	67,734	80,305
Repurchases of common stock	(140,031)	(298,103)	(602,855)	(1,199,294)
Dividends paid	—	—	(102,638)	(102,263)
Payments for taxes related to net share settlement of equity awards	—	—	(15,348)	(19,501)
Net cash from financing activities	(76,330)	(229,349)	(658,645)	(1,247,436)
Effect of exchange rate changes on cash and cash equivalents	20,194	(11,807)	(4,233)	(13,296)
Change in cash and cash equivalents	21,320	(59,159)	(219,710)	(394,703)
Cash and cash equivalents at beginning of period	1,271,853	1,698,587	1,512,883	2,034,131
Cash and cash equivalents at end of period	$1,293,173	$1,639,428	$1,293,173	$1,639,428
Taxes Paid:
Income taxes	$63,046	$61,603	$196,649	$306,059

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Total Shareholders' Equity, Beginning of Period	$2,176,421	$2,555,932	$2,390,350	$3,110,021
Common Stock Par Value
Beginning of period	1,406	1,472	1,439	1,543
Shares issued under employee stock plans, net	6	7	12	16
Shares repurchased under provisions of stock repurchase plan	(12)	(25)	(51)	(105)
End of period	1,400	1,454	1,400	1,454
Additional Paid-In Capital
Beginning of period	7,732	—	—	139
Shares issued under employee stock plans, net	53,251	61,834	52,374	60,788
Shares repurchased under provisions of stock repurchase plan	(66,436)	(77,713)	(96,930)	(109,137)
Stock compensation expense	9,760	15,879	47,836	46,962
Dividend equivalents paid	—	—	1,027	1,248
End of period	4,307	—	4,307	—
Retained Earnings
Beginning of period	2,385,740	2,752,461	2,580,968	3,310,892
Shares repurchased under provisions of stock repurchase plan	(74,336)	(222,428)	(510,520)	(1,100,159)
Net earnings	229,574	171,353	574,195	594,164
Dividend and dividend equivalents paid	—	—	(103,665)	(103,511)
End of period	2,540,978	2,701,386	2,540,978	2,701,386
Accumulated Other Comprehensive Loss
Beginning of period	(218,457)	(198,001)	(192,057)	(202,553)
Other comprehensive income (loss)	28,479	(15,059)	2,079	(10,507)
End of period	(189,978)	(213,060)	(189,978)	(213,060)
Total Shareholders' Equity
End of period	2,356,707	2,489,780	2,356,707	2,489,780
Noncontrolling Interest
Beginning of period	2,006	2,172	1,063	3,514
Net earnings (losses)	352	(510)	1,282	(1,530)
Other comprehensive income (loss)	105	32	118	(290)
End of period	2,463	1,694	2,463	1,694
Total Equity
End of period	$2,359,170	$2,491,474	$2,359,170	$2,491,474
Common Shares Outstanding
Beginning of period	140,633	147,222	143,866	154,313
Shares issued under employee stock plans, net	520	727	1,162	1,595
Shares repurchased under provisions of stock repurchase plan	(1,182)	(2,563)	(5,057)	(10,522)
End of period	139,971	145,386	139,971	145,386

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note 1. Summary of Significant Accounting Policies

A.
Basis of Presentation

Expeditors International of Washington, Inc. (the Company) is a non-asset based provider of global logistics services operating through a worldwide network of offices and exclusive or non-exclusive agents. The Company’s customers include retailing and wholesaling, electronics, healthcare, technology, industrial and manufacturing companies around the world.

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

The Company typically satisfies its performance obligations as services are rendered over time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed over the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one to two month-period and contracts with customers have an original expected duration of less than one year. The Company satisfied nearly all performance obligations for the contract liabilities recorded as of June 30, 2024.

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

D.
Accounts Receivable

The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method that uses historical credit loss information and considers the current economic environment. Additional allowances may be necessary in the future if changes in economic conditions are significant enough to affect expected credit losses. The Company has recorded an allowance for credit loss in the amounts of $5,903 as of September 30, 2024 and $6,550 as of December 31, 2023. Additions and write-offs have not been significant in the periods presented.

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

In the nine months ended September 30, 2024 and 2023, the Company awarded 334 and 342 restricted stock units (RSUs), respectively. The RSUs were granted at a weighted-average fair value of $114.90 in 2024 and $113.29 in 2023. The RSUs vest annually over 3 years based on continued employment and are settled upon vesting in shares of the Company's common stock on a one-for-one basis. The value of an RSU award is based on the Company's stock price on the date of grant. Additionally, in both 2024 and 2023, 14 fully vested restricted stock awards were granted to non-employee directors, respectively.

The Company also awarded 78 performance stock units (PSUs) in both 2024 and 2023. The PSUs were granted at a weighted-average fair value of $114.90 in 2024 and $113.24 in 2023. Outstanding PSUs include performance conditions to be finally measured in 2024, 2025 and 2026. The final number of PSUs will be determined using an adjustment factor of up to 2 times or down to 0.5 of the targeted PSU grant. If the minimum performance thresholds are not achieved, no shares will be issued. Each PSU will convert to one share of the Company's common stock upon vesting.

The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and 487 and 640 shares were issued in the three and nine months ended September 30, 2024 and 2023, respectively. The fair value of the employee stock purchase rights granted was $27.97 and $31.56 per share in 2024 and 2023, respectively.

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

The Company recognizes interest expense related to unrecognized tax benefits or underpayment of income taxes in interest expense, included in other income (expense) and recognizes penalties in other operating expenses.

The Company’s consolidated effective income tax rate was 26.4% for both the three and nine months ended September 30, 2024, as compared to 26.3% and 25.8% in the comparable periods of 2023. For the three and nine months ended September 30, 2024, and 2023, there was no BEAT expense and GILTI expense was insignificant. All periods benefited from U.S. income tax deductions for FDII as well as available U.S. Federal foreign tax credits principally from withholding taxes related to our foreign operations. The Company has no liability as of September 30, 2024, for the 15% corporate alternative minimum tax based on financial statement income (BMT), which became effective in 2023 in the U.S., under the Inflation Reduction Act. Some elements of the recorded impacts of the Inflation Reduction Act could be impacted by further legislative action as well as additional interpretations and guidance issued by the Internal Revenue Service or Treasury which could impact the estimates of the amounts the Company would be required to record for BMT in the future.

Note 4. Basic and Diluted Earnings per Share

Diluted earnings attributable to shareholders per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential shares represent outstanding stock options, including purchase options under the Company's employee stock purchase plan, and unvested RSUs. Basic earnings attributable to shareholders per share is calculated using the weighted average number of common shares outstanding without taking into consideration dilutive potential common shares outstanding.

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net earnings attributable to shareholders	$229,574	171,353	574,195	$594,164
Denominator:
Weighted-average basic shares outstanding	140,417	147,099	141,540	150,543
Effect of dilutive share-based awards	610	902	748	1,076
Weighted-average diluted shares	141,027	148,001	142,288	151,619
Basic earnings per share	$1.63	$1.16	$4.06	$3.95
Diluted earnings per share	$1.63	$1.16	$4.04	$3.92

For the three and nine months ended September 30, 2024, 729 potential common shares were excluded from the computation of diluted earnings per share because the effect would have been antidilutive. For the three and nine months ended September 30, 2023, 818 potential common shares were excluded from the computation of diluted earnings per share because the effect would have been antidilutive.

Note 5. Shareholders' Equity

The Company has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding common stock. The Board of Directors last amended the plan on February 19, 2024 to authorize repurchases down from 140,000 to 130,000 shares. This authorization has no expiration date. During the nine months ended September 30, 2024, there were 5,057 shares repurchased at an average price of $119.21 per share, compared to 10,522 shares repurchased at an average price of $113.97 during the same period in 2023.

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

Subsequent to the end of the third quarter of 2024, on November 4, 2024, the Board of Directors declared a semi-annual dividend of $0.73 per share payable on December 16, 2024 to shareholders of record as of December 2, 2024.

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

Cash and cash equivalents consist of the following:

	September 30, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$679,063	$679,063	$601,207	$601,207
Corporate commercial paper	542,625	543,240	854,929	856,033
Time deposits and money market funds	71,485	71,485	56,747	56,747
Total cash and cash equivalents	$1,293,173	$1,293,788	$1,512,883	$1,513,987

The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).

Note 7. Contingencies

The Company is involved in claims, lawsuits, government investigations, income, transfer pricing and indirect tax audits and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal and tax advisors, none of these matters are expected to have a material effect on the Company's operations, cash flows or financial position. The changes in the amounts recorded for claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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

Financial information regarding the Company’s operations by geographic area is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the three months ended September 30, 2024:
Revenues	$854,679	114,264	61,981	914,417	445,308	433,660	177,145	(1,323)	3,000,131
Directly related cost of transportation and other expenses[1]	$443,930	67,626	38,973	763,781	369,905	279,235	131,098	(584)	2,093,964
Salaries and other operating expenses[2]	$253,452	35,261	18,605	86,566	51,307	126,917	33,283	(748)	604,643
Operating income	$157,297	11,377	4,403	64,070	24,096	27,508	12,764	9	301,524
Identifiable assets at period end	$2,611,417	192,370	108,985	727,724	376,283	863,840	319,627	(29,329)	5,170,917
Capital expenditures	$9,299	198	101	296	839	1,548	10	—	12,291
Equity	$1,628,893	35,825	42,670	221,519	124,387	182,515	164,665	(41,304)	2,359,170
For the three months ended September 30, 2023:
Revenues	$784,503	106,293	47,327	515,340	207,006	410,904	119,849	(1,221)	2,190,001
Directly related cost of transportation and other expenses[1]	$421,432	63,671	28,409	398,681	145,292	263,524	81,643	(541)	1,402,111
Salaries and other operating expenses[2]	$261,323	38,275	16,405	66,546	42,138	120,436	27,351	(653)	571,821
Operating income	$101,748	4,347	2,513	50,113	19,576	26,944	10,855	(27)	216,069
Identifiable assets at period end	$2,572,404	200,711	110,708	512,746	217,018	726,729	260,619	(22,814)	4,578,121
Capital expenditures	$3,762	302	84	168	409	1,369	1,899	—	7,993
Equity	$1,797,123	46,264	54,096	225,229	91,712	154,617	161,882	(39,449)	2,491,474

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the nine months ended September 30, 2024:
Revenues	$2,385,392	331,837	151,787	2,096,709	960,970	1,241,432	481,600	(3,917)	7,645,810
Directly related cost of transportation and other expenses[1]	$1,270,981	199,710	88,077	1,702,401	757,167	796,205	353,839	(1,728)	5,166,652
Salaries and other operating expenses[2]	$772,835	102,684	49,920	224,588	135,303	363,718	92,099	(2,208)	1,738,939
Operating income	$341,576	29,443	13,790	169,720	68,500	81,509	35,662	19	740,219
Identifiable assets at period end	$2,611,417	192,370	108,985	727,724	376,283	863,840	319,627	(29,329)	5,170,917
Capital expenditures	$17,775	2,172	383	933	2,938	4,860	1,354	—	30,415
Equity	$1,628,893	35,825	42,670	221,519	124,387	182,515	164,665	(41,304)	2,359,170
For the nine months ended September 30, 2023:
Revenues	$2,535,945	326,398	151,994	1,607,788	631,001	1,386,284	386,524	(3,592)	7,022,342
Directly related cost of transportation and other expenses[1]	$1,387,511	201,984	90,139	1,238,996	437,392	924,592	261,482	(1,700)	4,540,396
Salaries and other operating expenses[2]	$785,282	108,892	52,172	205,976	132,984	373,004	85,003	(1,902)	1,741,411
Operating income	$363,152	15,522	9,683	162,816	60,625	88,688	40,039	10	740,535
Identifiable assets at period end	$2,572,404	200,711	110,708	512,746	217,018	726,729	260,619	(22,814)	4,578,121
Capital expenditures	$15,829	932	360	1,110	744	6,688	2,937	—	28,600
Equity	$1,797,123	46,264	54,096	225,229	91,712	154,617	161,882	(39,449)	2,491,474

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements Under Private Securities Litigation Reform Act Of 1995; Certain Cautionary Statements

Certain portions of this report on Form 10-Q including the sections entitled "Overview," "Summary of Third Quarter 2024," "Industry Trends, Trade Conditions and Competition," "Seasonality," "Critical Accounting Estimates," "Results of Operations," "Income tax expense," "Currency and Other Risk Factors" and "Liquidity and Capital Resources" contain forward-looking statements. Words such as "will likely result," "expects", "are expected to," "would expect," "would not expect," "will continue," "is anticipated," "estimate," "project," "plan," "believe," "probable," "reasonably possible," "may," "could," "should," "would," "intends," "foreseeable future" or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, signs of a slowing economy and drop in demand, future supply chain and transportation disruptions and other characterizations of disruptive events or circumstances are forward-looking statements. In addition, forward-looking statements are subject to certain risks and uncertainties, including risks associated with tax audits and other contingencies, that could cause actual results to differ materially from our historical experience and our present expectations or projections. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. Attention should be given to the risk factors identified and discussed in Part I, Item 1A in the Company’s annual report on Form 10-K filed on February 23, 2024 and in Part II, Item 1A in this report. Management believes that these forward-looking statements are reasonable as of this filing date and we do not assume any obligations to update these statements except as required by law.

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

Summary of Third Quarter 2024

The significant impacts are discussed within “Results of Operations” and summarized below.

•
Strong demand for ocean transportation as importers front loaded shipments in anticipation of potential labor disruptions at US East and Gulf Coast ports resulted in higher volumes and sharp increases in average buy and sell rates compared to the third quarter of 2023 and the first half of 2024.
•
Demand for airfreight out of Asia remained high in the third quarter of 2024 due in part to continued capacity constraints from longer ocean transit times, resulting from the Red Sea disruptions, and e-commerce business demand on airfreight capacity. This resulted in growth in volumes and increases in overall average buy and sell rates.
•
Ocean containers shipped increased 12% and airfreight tonnage was up 19% compared to a slow third quarter in 2023.
•
As a result of the rates and volumes noted above, revenues and expenses in all our services performed well. Operating income increased 40% from the third quarter of 2023 and 35% from the second quarter of 2024.
•
Net earnings to shareholders increased 34% from the third quarter of 2023 and 31% from the second quarter of 2024.
•
Cash from operations was $90 million, down from $190 million from the third quarter 2023. This decrease in cash from operations was driven by a significant investment in working capital to finance our growth in the third quarter of 2024.
•
We returned $140 million to shareholders in common stock repurchases.

Industry Trends, Trade Conditions and Competition

We operate in over 60 countries in the competitive global logistics industry and our activities are closely tied to the global economy. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, laws and policies relating to tariffs, trade restrictions, foreign investment and taxation. Periodically, governments consider a variety of changes to tariffs and impose trade restrictions and accords. Currently, the United States and China have increased concerns affecting certain imports and exports and are considering additional tariffs. We cannot predict the outcome of changes in tariffs, or interpretations, and trade restrictions and accords and the effects they will have on our business. As governments implement restrictions on imports and exports, manufacturers may change sourcing patterns, to the extent possible, and, over time, may shift manufacturing to other countries. Doing business in foreign locations also subjects us to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies and inter-governmental disputes concerning international trade, our business may also be negatively affected by political developments and changes in government personnel or policies in the United States and other countries, as well as economic turbulence, political unrest and security concerns in the nations and on the trade shipping lanes in which we conduct business and the future impact that these events may have on international trade, oil prices and security costs. We do not have employees, assets, or operations in Russia, Ukraine, Israel, the Gaza Strip or the West Bank. While limited, any shipment activity is conducted with independent agents in those countries in compliance with all applicable trade sanctions, laws and regulations. We have a branch and employees in Lebanon but no significant assets.

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

The global economic and trade environments remain uncertain, including inflation remaining higher than historical levels, greater volatility in oil prices, high interest rates and the conflicts in the Middle East and Ukraine. Starting in the second quarter of 2024, we saw capacity constraints on exports out of Asia resulting in increases in average buy and sell rates. However, if demand softens or safe passage through the Red Sea resumes, then additional ocean transportation capacity will become available. These conditions could result in declines in average sell and buy rates. We also expect that pricing volatility will continue as carriers adapt to lower demand, changing fuel prices, security risks and react to governmental trade policies and other regulations. Additionally, we cannot predict the direct or indirect impact that further changes in purchasing behavior, such as the evolution of international direct e-commerce platforms, could have on our business. Some customers have begun shifting manufacturing to other countries in response to governments implementing higher tariffs on imports, to reduce their supply chain risks, and in response to pandemic disruptions or geopolitical risks, which could negatively impact us.

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

Results of Operations

The following table shows the revenues, the directly related cost of transportation and other expenses for our principal services and our overhead expenses for the three and nine months ended September 30, 2024 and 2023, including the respective percentage changes comparing 2024 and 2023.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2024	2023	Percentage change	2024	2023	Percentage change
Airfreight services:
Revenues	$986,950	$724,331	36%	$2,606,647	$2,380,405	10%
Expenses	740,356	516,519	43	1,923,115	1,707,568	13
Ocean freight services and ocean services:
Revenues	1,017,618	560,281	82	2,240,079	1,851,389	21
Expenses	783,827	387,670	102	1,675,931	1,277,159	31
Customs brokerage and other services:
Revenues	995,563	905,389	10	2,799,084	2,790,548	—
Expenses	569,781	497,922	14	1,567,606	1,555,669	1
Overhead expenses:
Salaries and related costs	450,308	412,505	9	1,289,901	1,290,911	—
Other	154,335	159,316	(3)	449,038	450,500	—
Total overhead expenses	604,643	571,821	6	1,738,939	1,741,411	—
Operating income	301,524	216,069	40	740,219	740,535	—
Other income, net	10,890	15,822	(31)	41,298	58,117	(29)
Earnings before income taxes	312,414	231,891	35	781,517	798,652	(2)
Income tax expense	82,488	61,048	35	206,040	206,018	—
Net earnings	229,926	170,843	35	575,477	592,634	(3)
Less net earnings (losses) attributable to the noncontrolling interest	352	(510)	(169)	1,282	(1,530)	(184)
Net earnings attributable to shareholders	$229,574	$171,353	34%	$574,195	$594,164	(3)%

Airfreight services:

Airfreight services revenues and expenses increased 36% and 43%, respectively, during the three months ended September 30, 2024, as compared with the same period in 2023, due to 20% and 25% increases in average sell and buy rates, respectively, and a 19% increase in tonnage.

Airfreight services revenues increased 10% during the nine months ended September 30, 2024, as compared with the same period in 2023, mainly due to a 13% increase in tonnage partially offset by a 2% decrease in average sell rates. Airfreight services costs increased 13% primarily due to a 13% increase in tonnage and 1% increase in average buy rates. Average sell rates increased in North Asia, South Asia and Middle East, Africa and India as a result of higher buy rates while they decreased in North America and Europe as a result of lower buy rates.

Tonnage increased during the three and nine months ended September 30,2024, as compared with the same periods in 2023, as a result of increased market demand primarily in healthcare and technology sectors compared to a slow first nine months in 2023 and some transportation shifting from ocean shipping in the second and third quarter of 2024 due to the conflicts in the Middle East. Tonnage increased in all regions during the three and nine months ended September 30, 2024.

Average sell and buy rates increased during the three and nine months ended September 30, 2024 on exports out of North Asia due to high demand from international direct e-commerce. Average buy rates also increased on exports out of South Asia and India as demand for airfreight grew from manufacturing relocations in that region and shippers shifting to airfreight due to longer transits in ocean as a result of the conflicts in the Middle East. Average sell and buy rates decreased during the three months and nine months ended September 30, 2024 on exports out of North America and Europe due to excess available capacity over slower demand and still high buy rates in the first quarter of 2023.

Seasonal changes in demand, impact from disruptions in the ocean market due to security and port congestion concerns and variable demand for airfreight capacity from direct e-commerce business cause volatility in average buy rates on certain lanes. Additionally, continued uncertainty in the economy including the impacts of geopolitical concerns could negatively affect demand for airfreight services which could reduce our volumes and average sell rates. These conditions could result in decreases in our revenues, expenses and operating income. We are unable to predict how these uncertainties and any future disruptions will affect our operations or financial results prospectively.

Ocean freight and ocean services:

Ocean freight consolidation, direct ocean forwarding, and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues and expense increased 82% and 102%, respectively, for the three months ended September 30, 2024 as compared with the same period in 2023. Ocean freight and ocean services revenues and expense increased 21% and 31%, respectively, for the nine months ended September 30, 2024 as compared with the same period in 2023.The largest component of our ocean freight and ocean services revenue is derived from ocean freight consolidation, which represented 70% and 66% of ocean freight and ocean services revenue for the nine months ended September 30, 2024 and 2023, respectively.

Ocean freight consolidation revenues and expenses increased 125% and 142%, respectively, for the three months ended September 30, 2024, as compared with the same period in 2023, primarily due to 101% and 115% increases in average sell and buy rates, and a 12% increase in containers shipped. Average buy rates per container increased due to strong demand and longer transit times, congestion and capacity issues caused by the disruptions in the Red Sea. Importers front loaded shipments creating a peak in demand starting in June 2024 in anticipation of potential US East and Gulf Coast ports disruptions and factoring in longer transit times. These conditions boosted volumes and caused sharp increases in buy rates in the third quarter of 2024.

Ocean freight consolidation revenues and expenses increased 29% and 41% for the nine months ended September 30, 2024, as compared with the same period in 2023, primarily due to increases of 24% in average sell rates and 35% in average buy rates. Overall, the sharp rise in average buy and sell rates in the third quarter offset declines in the first half of the year. Containers shipped increased 4%. We expect carrier capacity to grow more than customer demand in the near term and average buy and sell rates to decline as a result. If safe passage through the Red Sea resumes, additional capacity will become available as a result of shorter transit times, which will put additional pressure on pricing.

North Asia and South Asia ocean freight and ocean services revenues increased 135% and 164% and expenses increased 161% and 210%, respectively, for the three months ended September 30, 2024, compared to the same period in 2023. North Asia and South Asia ocean freight and ocean services revenues increased 55% and 68% and expenses increased 68% and 91%, respectively, for the nine months ended September 30, 2024, compared to the same periods in 2023. Increases were primarily due to higher average sell and buy rates due to the factors above.

North America ocean freight and ocean services revenues increased 7% primarily due to higher revenues on imports while expenses decreased 24% due to lower buy rates on exports and a 1% decline in containers shipped, for the three months ended September 30, 2024, compared to the same period in 2023. North America and Europe ocean freight and ocean services revenues decreased 14% and 21%, respectively, and expenses decreased 23% for both for the nine months ended September 30, 2024, compared to 2023. Decreases were primarily due to lower average sell and buy rate and declines in container shipped.

Order management revenues increased 35% and 25%, respectively, and expenses increased 40% and 27%, respectively, for the three and nine months ended September 30, 2024, due to increases in volumes from new and existing customers. Direct ocean freight forwarding revenues and expenses increased 2% and 6%, respectively, for the three months ended September 30, 2024. Direct ocean freight forwarding revenues and expenses decreased 5% and 2%, respectively, for the nine months ended September 30, 2024 principally due to lower volumes and lower rates for ancillary services in the United States.

Global economic conditions remain uncertain. Further, carriers are adding new vessels which will increase capacity. In addition, if safe passage through the Red Sea resumes, additional capacity will become available due to shorter transit times. These conditions could depress sell and buy rates. We expect that pricing volatility will continue as carriers adapt to fluctuations in fuel prices, new regulations, security risks and manage available capacity. As customers seek lower pricing and react to governmental trade policies and other regulations, this could result in further decreases in our revenues and operating income.

Customs brokerage and other services:

Customs brokerage and other services revenues increased 10% and expenses increased 14% for the three months ended September 30, 2024, respectively, as compared with the same period in 2023, primarily due to increases in customs clearances, import services and road freight from higher shipment volumes, principally in North America.

Customs brokerage and other services revenues remained flat while expenses increased 1% for the nine months ended September 30, 2024, respectively, as compared with the same period in 2023, primarily as increases in customs clearances and road freight shipments were offset by lower volumes for local drayage and storage and warehouse and distribution services, principally in North America. Import services, including charges at ports such as detention, drayage, terminal charges and delivery, decreased significantly in the first quarter 2024 as compared to the first quarter of 2023 that still had residual effects from the supply chain congestion. Road freight, warehousing and distribution services also declined in the first quarter of 2024 due to lower volumes and decreased trucking, storage and labor costs.

While customers continue to value our brokerage services due to changing tariffs and increasing complexity in the declaration process, some customers are opting to use back up customs brokerage service providers as a risk reduction strategy. Customers continue to seek knowledgeable customs brokers with sophisticated computerized capabilities critical to an overall logistics management program that are necessary to rapidly respond to changes in the regulatory and security environment. Should international trade slow, volumes shipped and pricing could negatively impact our revenues and expenses.

Overhead expenses:

Salaries and related costs increased 9% for the three months ended September 30, 2024 as compared with the same period in 2023 principally due to increases in commissions and bonuses earned from higher revenues and operating income while headcount remained flat. During the nine months ended September 30, 2024, salaries and related costs remained flat, consistent with operating income and headcount.

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

Our management compensation programs have always been incentive-based and performance driven. Total bonuses to field and executive management for the nine months ended September 30, 2024, decreased 1% when compared to the same periods in 2023, primarily due to operating income remaining flat.

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

Other overhead expenses decreased 3% or $5 million for the three months ended September 30, 2024, as compared with the same period in 2023. This decrease in 2024 is primarily the result of a $14 million decrease in expenses related to indirect tax contingencies, partially offset by higher rental expenses, travel and technology related expenses. For the nine months ended September 30, 2024, other overhead expense remained flat compared to the same period in 2023 as higher rental expenses, travel and technology related expenses were offset by a $21 million decrease in expenses related to indirect tax contingencies.

So long as the economic environment remains uncertain, we will be focused on aligning operational headcount and our overhead expenses commensurate with our transactional volumes. We expect to continue to enhance security and internal controls over our technology and systems and plan to deploy additional solutions which will result in increased expenses in the future. We will also continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to explore new areas for profitable growth.

Income tax expense:

Our consolidated effective income tax rate was 26.4% for both the three and nine months ended September 30, 2024, as compared to 26.3% and 25.8% in the comparable periods of 2023. For the three and nine months ended September 30, 2024, and 2023, there was no BEAT expense and GILTI expense was insignificant. All periods benefited from U.S. income tax deductions for FDII as well as available U.S. Federal foreign tax credits principally from withholding taxes related to our foreign operations. We have no liability as of September 30, 2024, for the 15% corporate alternative minimum tax based on financial statement income (BMT), which became effective in 2023 in the U.S., under the Inflation Reduction Act. Some elements of the recorded impacts of the Inflation Reduction Act could be impacted by further legislative action as well as additional interpretations and guidance issued by the Internal Revenue Service or Treasury which could impact the estimates of the amounts the Company would be required to record for BMT in the future.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates transacting in a multitude of currencies other than the U.S. dollar. That exposes us to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or have agency relationships maintain strict currency control regulations that influence our ability to hedge foreign currency exposure. We try to compensate for these exposures by accelerating international currency settlements among our offices and agents. We may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. Any such hedging activity during the three and nine months ended September 30, 2024 and 2023 was insignificant. We had no foreign currency derivatives outstanding at September 30, 2024 and December 31, 2023. For the three months ended September 30, 2024, net foreign currency losses were approximately $11 million compared to net foreign currency losses of less than $1 million in the same period in 2023. During the nine months ended September 30, 2024, net foreign currency gains were less than $1 million compared to net foreign currency losses of approximately $6 million in the same period in 2023.

Historically, our business has not been adversely affected by inflation. Beginning in 2021 and continuing through 2024, many countries including the United States experienced increasing levels of inflation. As a result, our business continues to experience rising labor costs, service provider rate increases, higher rent and occupancy and other expenses. While buy rates for freight transportation capacity started declining in the second half of 2022, purchase prices for labor and other expenditures have continued to increase. Due to the high degree of competition in the marketplace we may not be able to increase our prices to our customers to offset this inflationary pressure, which could lead to an erosion in our margins and operating income in the future. Conversely, raising our prices to keep pace with inflationary pressure may result in a decrease in volume and customer demand for our services. As we are not required to purchase or maintain extensive property and equipment and have not otherwise incurred substantial interest rate-sensitive indebtedness, we currently have limited direct exposure to increased costs resulting from increases in interest rates.

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

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three and nine months ended September 30, 2024 was $90 million and $474 million as compared with $190 million and $895 million for the same period in 2023. The decreases of $100 million and $421 million for the three and nine months ended September 30, 2024, were primarily due to changes in working capital. At September 30, 2024, working capital was $1,707 million, including cash and cash equivalents of $1,293 million. Other than our recorded lease liabilities, we had no long-term obligations or debt at September 30, 2024. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

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

Cash used in investing activities for the three and nine months ended September 30, 2024 was $13 million and $30 million as compared with $8 million and $29 million for the same periods in 2023, primarily for capital expenditures. Capital expenditures in the three and nine months ended September 30, 2024 were primarily related to continuing investments in building and leasehold improvements and technology and facilities equipment. Total anticipated capital expenditures in 2024 are currently estimated to be $50 million. This includes routine capital expenditures, leasehold and building improvements and investments in technology.

Cash used in financing activities during the three and nine months ended September 30, 2024 was $76 million and $659 million as compared with $229 million and $1,247 million for the same period in 2023. We use the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to reduce outstanding shares. During both the three and nine months ended September 30, 2024, we used cash to repurchase 1.2 million and 5.1 million shares of common stock, compared to 2.6 million and 10.5 million shares of common stock during the same periods in 2023.

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

We maintain international unsecured bank lines of credit for short-term working capital purposes. A few of these credit lines are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks issuing the credit line. At September 30, 2024, borrowings under these credit lines were $48 million and we were contingently liable for $87 million from standby letters of credit and guarantees. The standby letters of credit and guarantees primarily relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

We have lease arrangements primarily for office and warehouse space in all districts where we conduct business. As of September 30, 2024, we had fixed lease payment obligations of $699 million, with $141 million payable within 12 months.

We typically enter into unconditional purchase obligations with asset-based providers (generally short-term in nature) reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. We only enter into agreements that management believes we can fulfill. In the regular course of business, we also enter into agreements with service providers to maintain or operate equipment, facilities or software that can be longer than one year. We also regularly have contractual obligations for specific projects related to improvements of our owned or leased facilities and information technology infrastructure. Purchase obligations outstanding as of September 30, 2024 totaled $217 million.

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls. At September 30, 2024, cash and cash equivalent balances of $635 million were held by our non-United States subsidiaries, of which $4 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the nine months ended September 30, 2024, would have had the effect of raising operating income by approximately $45 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $37 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

We currently do not use derivative financial instruments to manage foreign currency risk and only enter into foreign currency hedging transactions in limited locations where regulatory or commercial limitations restrict our ability to move money freely. Any such hedging activity throughout the three and nine months ended September 30, 2024 and 2023 was insignificant. For the three months ended September 30, 2024, net foreign currency losses were approximately $11 million compared to less than $1 million of net losses during the same period in 2023. During the nine months ended September 30, 2024 net foreign currency gains were less than $1 million compared to net foreign currency losses of approximately $6 million during the same period in 2023. We had no foreign currency derivatives outstanding at September 30, 2024 and December 31, 2023. We instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of September 30, 2024, we had approximately $87 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.

Interest Rate Risk

At September 30, 2024, we had cash and cash equivalents of $1,293 million of which $614 million was invested at various short-term market interest rates. We had no long-term debt at September 30, 2024. A hypothetical change in the interest rate of 10 basis points at September 30, 2024 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the third quarter of 2024.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses in internal control over financial reporting as described below.

Management concluded that unauthorized changes to databases and related applications could have gone undetected as controls to review and authorize direct changes that support several key operational and accounting systems excluded certain changes from review or were not captured, and as such were either not designed properly or did not operate effectively as designed. In addition, the system logic used to record direct changes excluded certain changes from being captured for review. These control deficiencies related to personnel without specific training and experience to fulfill internal control responsibilities related to information technology general controls over systems and processes resulting in an ineffective design of controls necessary to ensure the reliability of information used in financial reporting. As a consequence of these control deficiencies, the Company concluded that it did not effectively design, implement and operate process-level controls across its financial reporting processes.

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

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, we continue to take steps to remediate the material weaknesses, including:

•
Adding qualified personnel involved in the remediation process and the design and implementation of IT controls;
•
Continuing to conduct our entity wide risk assessment to identify relevant process risk points, IT systems and the information used in the operation of controls;
•
Continuing to engage third-party experts to assist with our entity wide risk assessment, assess control design, support the remediation process and train personnel to fulfill internal control responsibilities;
•
Continuing to implement certain enhancements designed to strengthen IT change management processes;
•
Implementing certain enhancements designed to strengthen IT logical access processes;
•
Continuing to perform supplemental review procedures for direct database changes; and
•
Continuing to train personnel relative to information technology in the operation of controls.

As described in our last quarterly report, certain steps were completed but as we continued our remediation process and review, we identified additional controls that were not designed or operated appropriately that relate to the above-described material weaknesses. The material weaknesses will not be considered fully remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through additional testing, that these controls are operating effectively. At this time, we are not able to estimate when full remediation of these material weaknesses will be completed.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Expeditors is involved in claims, lawsuits, government investigations, income, transfer pricing and indirect tax audits and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal and tax advisors, none of these matters are expected to have a material effect on our operations, cash flows or financial position. As of September 30, 2024, the amounts recorded for claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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

General Risks

We identified material weaknesses in our internal control over financial reporting related to ineffective information technology general controls which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price.

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A, during the fourth quarter of 2022, management identified material weaknesses in internal control related to certain database changes made to information technology (IT) systems that support the Company’s financial reporting processes. As management continued the remediation process and reviews, we identified additional IT controls that were not designed or operated appropriately that relate to these material weaknesses. Management concluded that unauthorized changes to databases and related applications could have gone undetected as controls to review and authorize direct changes that support several key operational and accounting systems excluded certain changes from review or were not captured, and as such were either not designed properly or did not operate effectively as designed. In addition, the system logic used to record direct changes excluded certain changes from being captured for review. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2022 and 2023 and as of the date of this report. At this time, we are not able to estimate when full remediation of these material weaknesses will be completed. The material weaknesses will not be considered fully remediated, until the applicable controls operate for a sufficient period of time and management has concluded through additional testing that these controls are operating effectively. To the extent management is unable to ultimately conclude that the identified issues have been remediated, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
July 1-31, 2024	-	-	-	11,126
August 1-31, 2024	1,182	$118.47	1,182	9,964
September 1-30, 2024	-	-	-	9,971
Total	1,182	$118.47	1,182	9,971

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
Not applicable.
(b)
Not applicable.
(c)
During the quarterly period ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

November 5, 2024	/s/ JEFFREY S. MUSSER
Jeffrey S. Musser, President, Chief Executive Officer and Director

November 5, 2024	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer