Form 10-K
period 2024-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2025-02-21
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41871

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1069248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Sterling Plaza 2, 3rd Floor 3545 Factoria Blvd. SE, Bellevue, Washington	98006
(Address of principal executive offices)	(Zip Code)

(206) 674-3400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	EXPD	New York Stock Exchange

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, based upon the closing price as of the last business day of the most recently completed second fiscal quarter ended June 30, 2024, was approximately $17,435,031,444.

At February 18, 2025, the number of shares outstanding of registrant’s Common Stock was 138,032,017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s Annual Meeting of Shareholders to be held on May 6, 2025 are incorporated by reference into Part III of this Form 10-K.

Auditor Firm ID: 185 Auditor Name: KPMG, LLP Auditor Location: Seattle, WA, USA

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2024

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

PART I

ITEM 1—BUSINESS

Overview

Expeditors International of Washington, Inc. (herein referred to as "Expeditors,” the "Company," "we," "us," "our") provides a full suite of global logistics services, offering customers access to an international network of people and integrated information systems to support the movement and strategic positioning of goods. As a third-party logistics provider, we purchase cargo space from carriers (such as airlines, ocean shipping lines, and trucking lines) on a volume basis and resell that space to our customers. We do not compete for overnight courier or small parcel business and do not own aircraft or ships.

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

3.

Ocean Freight and Ocean Services: Within ocean services, Expeditors offers three basic services: ocean freight consolidation, direct ocean forwarding, and order management:

Ocean freight consolidation: Expeditors, when acting as an ocean freight consolidator, contracts with ocean shipping carriers to obtain transportation for an allocation of containers between various points during a specified time period at agreed-upon rates. We handle both full container loads as well as Less-than Container Load (LCL) freight, offering a wide range of shipping options and rates. We also generate fees for ancillary services such as the preparation of documentation to comply with local export and import laws.

Direct ocean forwarding: Expeditors acts as the agent when its customer contracts directly with the ocean carrier. We receive fees for customer handling and ancillary services and may also receive a commission from the carrier.

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

4.

Revenues

The following chart shows our 2024 revenues by service type:

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

Expeditors operates 172 district offices in the following geographic areas of responsibility:

•
Americas (70)
•
North Asia (17)
•
South Asia (16)
•
Europe (45)
•
Middle East, Africa and India (24)

5.

We also maintain branch offices, which are aligned with and dependent upon one district office, where practical benefit is gained by having staff located closer to the customers they are serving. Additionally, we contract with independent agents in locations where we do not have our own offices to provide required services for our existing customers. We have established 35 such relationships worldwide.

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

1.
Ensuring that base-line strategies for air, ocean and customs services for every district office and region lead to growth at sustainable and competitive market rates, profits and volumes by services.
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

6.

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

Expeditors' Services in Detail

The following describes in more detail the operations of each of Expeditors’ services:

Airfreight Services

Airfreight services accounted for approximately 34% and 35% of Expeditors' total revenues in 2024 and 2023, respectively. When performing airfreight services, we typically act either as a freight consolidator or as an agent for the airline that carries the shipment. When acting as a freight consolidator, we purchase cargo capacity from airlines on a volume basis and resell that space to our customers at lower rates than they could obtain directly from airlines on an individual shipment. We then issue a House Airway Bill (HAWB) to our customers as the contract of carriage and separately, we receive a Master Airway Bill from the airline when the freight is physically tendered. When moving shipments between points where the nature or volume of business does not facilitate consolidation, we receive and forward individual shipments as the agent of the airline that carries the shipment. Whether acting as a consolidator or agent, we offer our customers expertise for optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with securing capacity during periods of high demand.

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

7.

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

Our airfreight revenues less directly related costs of transportation and other expenses for a consolidated shipment include the differential between the rate that the airline charges Expeditors and the rate that we, in turn, charge our customers, in addition to fees that we charge our customers for ancillary services. Such ancillary services we provide include preparation of shipping and customs documentation, packing, crating, insurance services, and the preparation of documentation to comply with local export laws.

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

Ocean Freight and Ocean Services

Ocean freight services accounted for approximately 30% and 25% of Expeditors' total revenues in 2024 and 2023, respectively. We operate Expeditors International Ocean, Inc. (EIO), an Ocean Transportation Intermediary, sometimes referred to as a Non-Vessel Operating Common Carrier (NVOCC), which specializes in ocean freight services in most major trade lanes in the world. EIO provides service to and from any location where we have an office or an agent. Ocean freight services are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management.

Ocean freight consolidation: As an NVOCC, EIO contracts with ocean shipping lines to obtain transportation for an allocation of containers between various points during a specified time period at an agreed rate. EIO provides full container load services to companies that need access to vessel capacity and flexibility via multiple sailing and service options. Additionally, EIO supports customers that prefer to supplement their carrier strategy with an NVOCC. EIO also leverages the Expeditors global gateway network for the movement of LCL freight for customers needing to ship smaller consignments via ocean. EIO issues a House Ocean Bill of Lading (HOBL) or a House Sea Waybill to customers as the contract of carriage and receives a separate Master Ocean Bill of Lading (MOBL) from the contracted shipping line when freight is physically tendered. Revenues from fees charged to customers for ancillary services that EIO may provide include the preparation of shipping and customs documentation, booking arrangements, packing, crating, insurance services, and the preparation of documentation to comply with local export and import laws. We also charter vessels to support our customers’ special projects needs.

Direct ocean forwarding: When the customer contracts directly with the ocean carrier, EIO acts as an agent of the customer and derives its revenues from handling fees paid by the customer and, in some cases, commissions paid by the carrier. In such arrangements, EIO does not issue a HOBL or House Sea Waybill. Rather, the carrier issues a MOBL directly to the customer who employs EIO to create documentation, manage shipment information and arrange various services to facilitate the shipment of goods. The MOBL shows the customer as the shipper or consignee.

8.

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

Multiple carrier acquisitions and alliances have occurred, and certain carriers are entering into onshore services as they pursue scale and additional market share in an effort to improve profitability. Ocean carriers have improved their management of capacity relative to demand in recent years. Carriers also face changes in regulatory requirements such as requiring reductions in the sulfur in marine fuel and the EU emissions trading system, which are increasing their operating and capital costs. Consequently, when the market goes through seasonal peaks or significant disruption and demand exceeds supply, the carriers react by increasing their pricing. This carrier behavior, along with fluctuations in demand, creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.

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

We offer our customers multiple sailing options and services globally to meet their changing needs. With fewer global carriers than in the past, maintaining close relationships with our carrier partners allows us to meet our customers’ space requirements throughout the year, including during peak periods.

Customs Brokerage and Other Services

Customs brokerage and other services accounted for approximately 36% and 40% of Expeditors' total revenues in 2024 and 2023, respectively. As a customs broker, we assist our customers in clearing shipments through customs by preparing and filing required information and documentation, calculating and providing for payment of duties and other taxes on behalf of the customer, arranging required inspections by governmental agencies, and providing import services such as pick up, storage and delivery services, including value-added services, at destinations. We provide customs brokerage services in conjunction with transportation services or independently. Expeditors supports regulatory compliance and visibility to the supply chain through process and system controls, technology, and licensed and trained professional oversight. We offer a customized, solutions-based approach to our customers, based on the complexity of their business. Our pricing reflects this complexity and scope, in addition to the number of declarations filed.

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

Geographically diverse workforce

At December 31, 2024, Expeditors employed more than 18,000 people, of which approximately 12,000 were employed in international locations. We believe that focus on hiring and developing a diverse and talented workforce coupled with our incentive-based compensation program, enables us to provide exceptional service and superior financial results. We need to leverage regional and local expertise by staffing our districts principally with local managers and personnel who are from the regions in which they operate and who have extensive experience in logistics, coupled with a deep understanding of their local market. This results in a highly talented, inclusive and multi-cultural global workforce that reflects the diverse regions that we serve. Because our business involves shipments between districts and typically touches more than one geographic area, our success requires a high degree of communication and cooperation among our employees globally.

District Managers are key individuals in our Company, as sales, operational execution and business and expenditure decisions necessary to service our customers are the responsibility of management at each district. The vast majority of our employees are based in our operational districts, geographically distributed as shown below. We have summarized below, the number of employees based on individual headcount as of December 31, 2024, including corporate and information services employees.

Employee Count as of December 31,
2024

United States	6,350
Other North America	1,550
Latin America	750
North Asia	2,250
South Asia	1,750
Europe	3,850
Middle East, Africa and India	1,900
Total	18,400

Competition

The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. There are a large number of companies competing in one or more segments of the industry, but the number of firms with a global network that offer a full complement of logistics services is more limited. Certain air and ocean carriers periodically enter into onshore services as they pursue more profitable and less commoditized market segments to provide balance against their incumbent asset-based offerings. Further, there are new technology-based competitors that have entered the industry with substantial capital funding, with the intent to compete on a global level. Some of our competitors have significantly more resources than Expeditors. Depending on the location of the shipper and the importer, Expeditors must compete against both the niche players and larger entities. The industry continues to experience consolidations into larger firms striving for stronger and more complete multinational and multi-service networks. However, regional and local competitors still maintain a strong presence in certain markets.

The primary competitive factors in the global logistics services industry continue to be price and quality of service, including reliability, responsiveness, expertise, convenience and scope of operations. Expeditors emphasizes quality customer service, underscored by a strong commitment to compliance, and believes that our prices are market competitive.

Larger customers utilize the services of multiple logistics providers and implement sophisticated and efficient procedures for the management of their logistics and supply chains by embracing strategies such as just-in-time delivery, network optimization, transportation flow optimization, and process improvement. Accordingly, timely and accurate data integrated into customer service capabilities is a significant factor in attracting and retaining customers. Expeditors supports our customers in these strategies through digital products that provide quoting, booking, freight tracing and tracking, customized reporting, data analytics, and solution modeling/simulation/optimization. We can further extend support for these customer strategies through our order management and customs brokerage products and related digital solutions. These digital solutions can be enabled through Electronic Data Interface (EDI), Application Programming Interfaces (API), and browser-based web applications or mobile applications.

11.

Supply chain disruptions stemming from various factors, including geopolitical tensions and port labor disruptions impact our customers across different industries. As a result, many companies explore options to build a strategy around supply chain resiliency, agility, sourcing, and inventory optimization. While our customers’ supply chain strategies may evolve, we believe that the industry will remain highly competitive with a mix of large, niche, and new entrants, competing aggressively for customers’ business.

Expeditors' management believes that the ability to develop and deliver innovative solutions to meet our customers’ increasingly sophisticated supply chain requirements is a critical factor in our ongoing success. We devote significant resources towards the maintenance and enhancement of technology and digital solutions in order to meet these customer demands. Management believes that our existing systems are competitive with the systems currently in use by other logistics services companies with which we compete. We continue to monitor the evolving features and capabilities of new technologies such as artificial intelligence.

Unlike many of our competitors, who have tended to grow by merger and acquisition, Expeditors operates fully integrated transportation, customs brokerage, and accounting systems, running on a common hardware platform, in all districts. Small and middle-tier competitors, in general, do not have the resources available to develop and integrate these customized systems. Historically, growth through aggressive acquisition has proven to be a challenge for many of our competitors and typically involves the purchase of significant “goodwill.” In contrast, Expeditors has pursued a strategy emphasizing organic growth supplemented by select strategic acquisitions.

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

Historically, our business has not been adversely affected by inflation. Beginning in 2021 and continuing into 2024, many countries, including the United States experienced increasing levels of inflation. As a result, our business experienced rising labor costs, significant service provider rate increases, higher rent and occupancy and other expenses. Due to the high degree of competition in the marketplace we may not be able to increase our prices to our customers to offset this inflationary pressure, which could lead to an erosion in our margins and operating income in the future. Conversely, raising our prices to keep pace with inflationary pressure may result in a decrease in volume and customer demand for our services. As we are not required to purchase or maintain extensive property and equipment and have not otherwise incurred substantial interest rate-sensitive indebtedness, we currently have limited direct exposure to increased costs resulting from increases in interest rates.

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

12.

Seasonality

Historically, our operating results have been subject to seasonal demand trends, with the first quarter being the weakest and the third and fourth quarters being the strongest; however, there is no assurance that this seasonal trend will occur in the future or to what degree it will be impacted by an uncertain economy. This historical pattern has been the result of, or influenced by, numerous factors, including weather patterns, national holidays, consumer demand, new product launches, just-in-time inventory models, economic conditions, pandemics, governmental policies, inter-governmental disputes and a myriad of other similar and subtle forces. We cannot accurately forecast many of these factors, nor can we estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns will continue in future periods.

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

Cargo and Customs Brokerage Liability

When acting as an airfreight consolidator, Expeditors assumes a carrier’s liability for lost or damaged shipments. This legal liability is typically limited by contract to the lower of the value of the goods or the released value (26 Special Drawing Rights [SDRs] per kilo unless the customer declares a higher value and pays a surcharge), except in the absence of an appropriate airway bill. The airline that we utilize to make the actual shipment is generally liable to us in the same manner and to the same extent. Generally, when acting solely as the agent of the shipper, we do not assume any contractual liability for loss or damage to shipments tendered to the carrier.

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

We maintain cargo legal liability insurance covering claims for losses attributable to missing or damaged shipments for which we are legally liable. Expeditors also maintains legal liability insurance coverage for the property of others that is stored in our warehouse facilities. This insurance coverage is provided by a Vermont, U.S.-based insurance entity wholly owned by Expeditors. The coverage is fronted and re-insured by a global insurance company. The total risk retained by Expeditors in 2024 was $5 million. In addition, we are licensed as an insurance broker through our subsidiary, Expeditors Cargo Insurance Brokers, Inc., and place cargo insurance coverage for other customers. In certain circumstances, Expeditors will assume additional limited liability.

Information about our Executive Officers

The following table sets forth the names, ages, and positions of current executive officers of our company.

Name	Age	Position
Jeffrey S. Musser	59	President, Chief Executive Officer and Director
Daniel R. Wall	56	President, Global Geographies and Operations
Blake R. Bell	53	President, Global Business Development
Kelly K. Blacker	52	President, Global Products
Bradley S. Powell	64	Senior Vice President and Chief Financial Officer
Courtney A. Hawkins	50	Senior Vice President and Chief Information Officer
Benjamin G. Clark	56	Senior Vice President, Global Enterprise Services and Chief Strategy Officer
Jeffrey F. Dickerman	49	Senior Vice President, General Counsel and Corporate Secretary

Jeffrey S. Musser joined Expeditors in February 1983 and was promoted to District Manager in October 1989. Mr. Musser was elected to Regional Vice President in September 1999, Senior Vice President - Chief Information Officer in January 2005 and to Executive Vice President and Chief Information Officer in May 2009. On December 19, 2013, Mr. Musser was appointed as President and Chief Executive Officer and was elected by the Board of Directors as a director, effective March 1, 2014. On February 17, 2025, Mr. Musser notified the Board of Directors of his plans to retire and step down from the Board of Directors, effective March 31, 2025.

Daniel R. Wall joined Expeditors in March 1987 and was promoted to District Manager in May 1992 and Global Director - Account Management in March 2002. Mr. Wall was elected Vice President – ECMS (Order Management) in January 2004 and Senior Vice President - Ocean Services in September 2004. Mr. Wall was appointed as President, Global Products in June 2015, and as President, Global Services, effective January 1, 2023. In October 2023, Mr. Wall was named President, Global Geographies and Operations, effective January 1, 2024. On February 17, 2025, the Board of Directors elected Mr. Wall to President and Chief Executive Officer effective April 1, 2025. Mr. Wall will be appointed to the Board of Directors.

Blake R. Bell joined Expeditors in September 1995 and was promoted to District Manager in January 2001. Mr. Bell was elected to Regional Vice President in May 2014, and Senior Vice President of Global Transcon in October 2015. On February 17, 2023, Mr. Bell was promoted as President, Global Products and was appointed as President, Global Services, effective January 1, 2024. Effective January 1, 2025, Mr. Bell was appointed President, Global Business Development.

15.

Kelly K. Blacker joined Expeditors in 1994 and was promoted to New York Branch Manager in 2001, Columbus District Manager in 2004, Memphis District Manager in 2007, and Atlanta District Manager in 2011. Ms. Blacker was named Regional Vice President of the U.S. Mid-Atlantic region in 2015, and Senior Vice President of Global Air in May 2020. In November 2023, Ms. Blacker was appointed President, Global Products, effective January 1, 2024.

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

Courtney A. Hawkins joined Expeditors as Senior Vice President and Chief Information Officer in September 2024, having previously served as Senior Vice President of Customer & Retail Technology for Starbucks Corporation since 2023. From 2021 to 2023, Ms. Hawkins served as Chief Technology Officer for Zulily, Inc. From 2014 to 2021, Ms. Hawkins served in various technology vice president roles with NIKE, Inc., Starbucks Corporation, and Nordstrom, Inc.

Benjamin G. Clark joined Expeditors in February 2015 as Senior Vice President and General Counsel, was appointed Corporate Secretary in May 2015 and was appointed to Chief Strategy Officer in January 2020. In January 2025, he was appointed Senior Vice President – Global Enterprise Services and Chief Strategy Officer. From 2002 through 2014, Mr. Clark served as Deputy General Counsel for Celanese Corporation, and in various progressively senior roles within Honeywell International, Inc.

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

16.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations in future periods. The risks described below are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations in future periods.

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

The global logistics services industry is intensely competitive and is expected to remain so for the foreseeable future. There are a large number of companies competing in one or more segments of the industry, but the number of firms with a global network that offer a full complement of logistics services is more limited. Nevertheless, many of these competitors have significantly more resources than Expeditors and may pursue acquisition opportunities and are developing new technologies to gain competitive advantages. Depending on the location of the shipper and the importer, we must compete against niche players, larger entities including carriers, and emerging technology companies. The primary competitive factors are price and quality of service. Many larger customers utilize the services of multiple logistics providers. Customers regularly solicit bids from competitors in order to improve service and to secure favorable pricing and contractual terms such as: longer payment terms; fixed-price arrangements; higher or unlimited liability limits; broad indemnity undertakings; heightened cybersecurity and data privacy obligations; and performance penalties. Increased competition and competitors' acceptance of expanded contractual terms coupled with customers’ dissatisfaction with elevated rates, scarce capacity, and extended transit times could result in loss of business, reduced revenues, reduced margins, higher operating costs or loss of market share, any of which would damage our results of operations, cash flows and financial condition.

17.

Operational Risks

We are dependent on our personnel and any inability to hire, develop or retain our key employees may have a negative impact on our operations.

In the long term, identifying, recruiting, hiring, training, and retaining employees is essential to our ability to operate and deliver our services, our ability to grow and ultimately our future profitability. We require employees to work in the office, while other companies may allow fully or partially remote-work policies. As a result of those individuals who prefer working remotely, we may experience a higher degree of turnover of employees and this could inhibit our ability to identify, recruit, and hire new employees over time. Additionally, we may incur higher compensation-related expense to recruit and retain employees and incur additional significant expense to hire third parties to perform tasks that have historically been performed by our employees.

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

Expeditors relies heavily and must compete based upon the flexibility and sophistication of the technologies utilized in performing our core businesses. Future results depend on our success in developing competitive and reliable systems to address the needs of our customers and suppliers. Development and maintenance of these systems must be accomplished in a cost-effective manner and support the use of secure protocols, including integration and availability of third-party technology. We are continually improving and enhancing our systems and processes, including meaningful upgrades to core operating and accounting systems and remediation of internal control deficiencies. These efforts are inherently complex and, if not managed properly, could lead to disruptions in our operations or our ability to remain competitive.

Any significant disruptions or unapproved third-party access to our network and systems continuity could have an adverse impact to our business and financial results.

As our employees, our customers and suppliers continue to increase reliance on systems, and as additional features are added, the risks also increase. Any significant disruptions or unapproved third-party access to our global systems or the internet for any reason, which could include equipment or network failures; co-location facility failures; power outages; sabotage; government interference, employee error or other actions; cyber-attacks or other security breaches; reliance on third party technology; geo-political activity or natural disasters; all of which could have a material negative effect on our results. In February 2022, we were the subject of a targeted cyber-attack. Upon discovering the incident, we shut down most of our operating systems globally to manage the safety of our overall global systems environment. This shutdown and any such future events are likely to result in loss of revenue; business disruptions (such as the inability to timely process shipments); and significant remediation costs. This cyber-attack, or any future cyber-attack could also result in increased vulnerability to attempts of fraud, legal claims and proceedings including potential breach of contract claims, reporting delays or errors; interference with regulatory reporting; an increase in costs to protect our systems and technology; or damage to our reputation. A future cyber-attack may also result in the destruction or exfiltration of our data as well as that of our customers and service providers.

18.

We rely on service providers, including air, ocean, ground freight carriers and others and if they have insufficient capacity available relative to market demand or have reduced capacity to provide service, it may adversely impact our business and operating results.

As a non-asset-based provider of global logistics services, Expeditors depends on a variety of carriers and other service providers, including air, ocean and ground freight carriers. Our ability to deliver our services depends on service providers having sufficient capacity available to purchase. The quality and profitability of our services depend upon effective selection and oversight of our service providers. When market demand significantly exceeds available capacity in a given market, we may not always be able to find acceptable transportation or other service solutions to meet our customers’ needs, or the routing and delivery of freight may be subject to delays that are outside of our control. Quality customer service is a key element of the Company’s success, and such challenges in meeting our customers’ needs and requirements may result in loss of business. Major disruptions to carriers’ operations, such as caused by a global health emergency, could place significant stress on our air, ocean and freight ground carriers, as well as other service providers, which may result in reduced carrier capacity or availability, pricing volatility or more limited carrier transportation schedules and other services that we utilize, which could adversely impact our operations and financial results.

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

We face risks associated with the handling, transporting, and storing of customer inventory including classified dangerous goods and high value commodities.

Under some of our agreements, we maintain and transport the inventory of our customers, some of which may be classified as dangerous goods or high value in nature. Our failure to properly handle and safeguard such inventory exposes us to potential claims and expenses as well as harm to our business and reputation.

Our insurance coverage does not cover all potential losses and significant uninsured losses could adversely impact our financial results.

We carry insurance coverage for property damage, personal injury and other insurable events resulting from certain events such as fire, accidents, and other perils under extended coverage policies. Our insurance coverages contain policy specifications and insured limits customarily carried for similar locations, business activities and markets. Though we believe we are adequately insured, certain losses, including losses from floods, earthquakes, acts of war, acts of terrorism or riots, cybersecurity events and pandemics, generally are not insured against or not fully insured against because it is not deemed economically feasible or prudent to do so. In some instances, the value of our customers’ goods stored in a single facility or contained in a single shipment may be high in nature and may exceed our general property damage insurance policy limits. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our facilities in the future, we could experience a significant loss of assets, including customer inventory (inclusive of high value commodities), and future operations could be harmed resulting in a loss of revenues or higher claims and operating expenses.

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

The long-term effects of climate change are difficult to predict and may be widespread. The impacts of climate change may include physical risks (such as rising sea levels, which could affect port operations or frequency and severity of extreme weather conditions, which could disrupt our operations and damage cargo and our facilities), compliance costs and transition risks (such as increased regulation and taxation to support carbon emissions reduction investments), shifts in customer demands (such as customers requiring more fuel efficient transportation modes or transparency to carbon emissions in their supply chains) and customer contractual requirements around environmental initiatives (such as greenhouse gas emission reduction target setting) and other adverse effects. Our non-asset-based model gives us a flexibility and an ability to change locations, modes, and carriers based on evolving operating conditions. However, such impacts may disrupt our operations by adversely affecting our ability to procure services that meet regulatory or customer requirements, depending on the availability of sufficient appropriate logistics solutions.

In addition, the increasing concern over climate change has resulted and may continue to result in more regulations relating to climate change, including regulating greenhouse gas emissions, restrictions on modes of transportation, alternative energy policies and sustainability initiatives, such as the FuelEU Maritime initiative or the EU Emissions Trading System. If, in the United States or in any other jurisdictions in which we operate, legislation or regulations are enacted or promulgated that impose more stringent restrictions and requirements than our current legal or regulatory obligations, we may experience disruptions in, or increases in the costs associated with delivering our services, which may negatively affect our results of operations, cash flows and financial condition.

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

The timing of the resolution of income and non-income tax examinations can be highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities, may differ significantly from the amounts recorded. It is reasonably possible that within the next twelve months we will undergo further audits and examinations by various tax authorities and possibly may reach resolution related to income tax examinations covering one or more jurisdictions and years. In recent years, the United States and other foreign governments have made significant changes to tax laws, and more changes are anticipated in future periods. Often, those changes are subject to the issuance of new regulations and interpretations, which adds complexity and uncertainty in calculating tax liabilities.

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

21.

General Risks

Investigations and litigation could require management time and or to incur substantial legal costs or fines, penalties or damages, any of which could adversely impact on our financial results.

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

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A, during the fourth quarter of 2022, management identified material weaknesses in internal control related to certain database changes made to information technology (IT) systems that support the Company’s financial reporting processes. As management continued the remediation process and reviews, we identified additional IT controls that were not designed or operated appropriately that relate to these material weaknesses. Management concluded that unauthorized access and changes to databases and related applications could have gone undetected as controls to review and authorize access and direct changes that support several key operational and accounting systems excluded certain changes from review or were not captured, and as such were either not designed properly or did not operate effectively as designed. In addition, the system logic used to record direct changes excluded certain changes from being captured for review. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2022, 2023 and 2024. We are currently unable to estimate when full remediation of these material weaknesses will be completed. The material weaknesses will not be considered fully remediated, until the applicable controls operate for a sufficient period of time and management has concluded through additional testing that these controls are operating effectively. To the extent management is unable to ultimately conclude that the identified issues have been remediated, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

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

22.

ITEM 1B — UNRESOLVED STAFF COMMENTS

Not applicable.

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

Our Cybersecurity and Information Services (IS) department executes and measures the delivery of the cybersecurity program and incorporates the program into the governance and internal controls framework for our Company. We engage third parties such as consultants, auditors and specialists to support, evaluate, and improve the program, and utilize cybersecurity technologies and services to prevent, identify, detect, respond, and recover from cybersecurity threats and incidents. We also maintain a third party continuous monitoring security program to identify, prioritize, assess, mitigate and remediate third party risks, which is part of our overall cybersecurity risk management framework.

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

23.

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

ITEM 2 — PROPERTIES

Expeditors’ corporate headquarters are located in Bellevue, Washington. We conduct operations in approximately 435 locations worldwide, of which approximately 105 are in the United States and 18 are owned. These owned and leased locations are primarily located close to an airport, ocean port, or on an important border crossing. These facilities are strategically located to cover the geographic areas served by Expeditors. The majority of these facilities contain warehouse facilities. We will from time to time investigate the possibility of building or buying suitable facilities. We believe that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.

ITEM 3 — LEGAL PROCEEDINGS

Expeditors is involved in claims, lawsuits, government investigations, income, transfer pricing and indirect tax audits and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a material effect on our operations, cash flows or financial position. In 2024, amounts recorded for claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

24.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Expeditors' common stock trades on the New York Stock Exchange under the symbol EXPD.

There were 553 registered holders of record as of February 18, 2025. This figure does not include a substantially greater number of beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.

The Board of Directors declared semi-annual dividends per share during the two most recent fiscal years as follows:

June 17, 2024	$0.73
December 16, 2024	$0.73
June 15, 2023	$0.69
December 15, 2023	$0.69

ISSUER PURCHASES OF EQUITY SECURITIES

(shares in thousands)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
October 1-31, 2024	—	$—	—	9,976
November 1-30, 2024	1,022	$119.91	1,022	8,971
December 1-31, 2024	978	$120.39	978	8,003
Total	2,000	$120.14	2,000	8,003

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

25.

The graph below compares Expeditors International of Washington, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the Dow Jones Transportation Average. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2019 and tracks it through 12/31/2024. Total return assumes reinvestment of dividends in each of the indices indicated.

	12/19	12/20	12/21	12/22	12/23	12/24
Expeditors International of Washington, Inc.	$100.00	123.45	175.94	137.78	170.68	150.42
Standard and Poor's 500 Index	100.00	118.39	152.34	124.73	157.48	196.85
Dow Jones Transportation Average	$100.00	116.52	155.22	127.86	154.05	156.33

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

28.

We manage our company along five geographic areas of responsibility: Americas; North Asia; South Asia; Europe; and Middle East, Africa and India (MAIR). Each area is divided into sub-regions that are composed of operating units with individual profit and loss responsibility. Our business involves shipments between operating units and typically touches more than one geographic area. The nature of the international logistics business necessitates a high degree of communication and cooperation among operating units. Because of this inter-relationship between operating units, it is very difficult to examine any one geographic area and draw meaningful conclusions as to its contribution to our overall success on a stand-alone basis. The following chart shows revenues by geographic areas of responsibility for the years ended December 31, 2024, 2023 and 2022:

Revenues by Geographic Area
7,000
6,000
5,000
4,000
3,000
2,000
1,000
-
$ (Thousands)
Americas
North Asia
South Asia
Europe
MAIR
2024
2023
2022

Our operating units share revenue using the same arms-length pricing methodologies that we use when our offices transact business with independent agents. Certain costs are allocated among the segments based on the relative value of the underlying services, which can include allocation based on actual costs incurred or estimated cost plus a profit margin. Our strategy closely links compensation with operating unit profitability, which includes shared revenues and allocated costs. Therefore, individual success is closely linked to cooperation with other operating units within our network. The mix of services varies by segment based primarily on the import or export orientation of local operations in each of our regions. North Asia is our largest export-oriented region and accounted for 28% of revenues, 33% of directly related cost of transportation and other expenses and 23% of operating income for the year ended December 31, 2024.

29.

Summary of 2024

•
Strong demand for ocean transportation combined with longer transit times and capacity issues caused by the disruptions in the Red Sea resulted in significant increases in overall average buy rates and sell rates.
•
Demand for airfreight out of Asia was high due in part to direct e-commerce business demand on airfreight capacity and increased demand in the technology sector. This resulted in growth in volumes and overall increases in buy and sell rates.
•
Ocean containers shipped increased 7%, airfreight tonnage was up 12% and volumes transacted for customs brokerage and other services grew as well, compared to a slow 2023.
•
Cash from operations was $723 million, down from $1,053 million in 2023. This decrease in cash from operations was driven by a significant investment in working capital to finance our growth in the second half of 2024.
•
We returned $1,059 million to shareholders through common stock repurchases and dividends.

Industry trends, trade conditions and competition

We operate in over 60 countries in the competitive global logistics industry and our activities are closely tied to the global economy. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, laws and policies relating to tariffs, trade restrictions, foreign investment, and taxation. Periodically, governments consider various changes to tariffs and impose trade restrictions and accords. The United States has imposed increased tariffs on China, and is considering imposing increased tariffs on imports from Canada, Mexico, and other countries. These measures will likely face retaliatory tariffs from these countries. The potential for further tariff increases and trade restrictions remains high, creating an unpredictable environment for international trade. Additionally, changes to import and export regulations may impact the flow of trade. We cannot predict how changes in tariffs, trade restrictions, and accords will affect our business. As governments impose import and export restrictions, shippers may adjust their sourcing patterns and potentially shift manufacturing to other countries over time. Doing business in foreign locations also subjects us to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies and inter-governmental disputes concerning international trade, our business may also be negatively affected by political developments and changes in government personnel or policies in the United States and other countries, as well as economic turbulence, political unrest and security concerns in the nations and on the trade shipping lanes in which we conduct business and the future impact that these events may have on international trade, oil prices and security costs. We do not have employees, assets, or operations in Russia, Ukraine, Israel, the Gaza Strip or the West Bank. While limited, any shipment activity is conducted with independent agents in those countries in compliance with all applicable trade sanctions, laws and regulations. We have a branch and employees in Lebanon but no significant assets.

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

The global economic and trade environments remain uncertain, including inflation remaining higher than historical levels, volatility in oil prices, high interest rates and the conflicts in the Middle East and Ukraine. In the second and the third quarter of 2024, we saw capacity constraints on exports out of Asia resulting in increases in average buy and sell rates. However, if demand softens or safe passage through the Red Sea resumes, then additional ocean transportation capacity will become available. These conditions could result in declines in average sell and buy rates. We also expect that pricing volatility will continue as carriers adapt to changes in demand, changing fuel prices, security risks and react to governmental trade policies and other regulations. Additionally, we cannot predict the direct or indirect impact that further changes in and purchasing behavior, such as the evolution of international direct e-commerce platforms, could have on our business. Some customers are relocating their manufacturing to other countries to mitigate the impact of higher tariffs on imports, reduce supply chain risks, and address disruptions caused by pandemics and geopolitical issues. These changes could negatively affect our business.

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

31.

The total amount of our income and non-income tax contingencies may increase in 2025. In addition, changes in state, federal, and foreign tax laws including transfer pricing and changes in interpretations of these laws may increase our existing tax contingencies. The timing of the resolution of tax examinations can be highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ significantly from the amounts recorded. It is reasonably possible that within the next twelve months we may undergo further audits and examinations by various tax authorities, and it is also possible that we may reach resolution related to income tax and non-income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on tax filings in future years and may increase the amount of tax expense we recognize as well as the potential for penalties and interest being incurred. Our estimate of any ultimate tax liability contains assumptions based on our experience, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by the taxing jurisdiction. Though we believe the estimates and assumptions used to support the evaluation of our tax positions are reasonable, the actual amount of any change could vary significantly depending on the ultimate timing and nature of its resolution. We cannot currently provide an estimate of the range of possible outcomes.

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

32.

Results of Operations

This section of this Form 10-K generally discusses year-to-year comparisons between the results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

The following table shows the revenues, the directly related cost of transportation and other expenses for our principal services and our overhead expenses for 2024, 2023 and 2022. The table, chart and the accompanying discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto in Part II, Item 8 of this report.

				Percentage change
In thousands	2024	2023	2022	2024 vs. 2023
Airfreight services:
Revenues	$3,669,673	$3,246,527	$5,886,886	13%
Expenses	2,731,552	2,347,293	4,359,726	16%
Ocean freight and ocean services:
Revenues	3,148,514	2,363,243	6,544,559	33%
Expenses	2,356,952	1,634,947	5,188,066	44%
Customs brokerage and other services:
Revenues	3,782,328	3,690,340	4,639,839	2%
Expenses	2,098,214	2,071,760	3,029,105	1%
Overhead expenses:
Salaries and related costs	1,762,654	1,700,516	2,056,387	4%
Other	609,820	605,661	613,629	1%
Total overhead expenses	2,372,474	2,306,177	2,670,016	3%
Operating income	1,041,323	939,933	1,824,371	11%
Other income, net	53,477	75,095	11,520	(29)%
Earnings before income taxes	1,094,800	1,015,028	1,835,891	8%
Income tax expense	283,167	263,249	475,286	8%
Net earnings	811,633	751,779	1,360,605	8%
Less net earnings (losses) attributable to the noncontrolling interest	1,560	(1,104)	3,206	(241)%
Net earnings attributable to shareholders	$810,073	$752,883	$1,357,399	8%

33.

Revenues by Service
$ (Millions)
$18,000
$16,000
$14,000
$12,000
$10,000
$8,000
$6,000
$4,000
$2,000
$0
$10,601
$3,670
$3,149
$3,782
$9,300
$3,247
$2,363
$3,690
$17,071
$5,887
$6,544
$4,640
2024
2023
2022
Customs & Other
Ocean
Air

Airfreight services:

Airfreight services revenues and expenses increased 13% and 16%, respectively, in 2024, as compared with 2023, due to a 12% increase in tonnage and 2% and 5% increase in average sell and buy rates, respectively. Tonnage increased in all regions, with the largest increase coming from exports out of South Asia and North Asia. Average sell rates increased in South Asia, North Asia and MAIR as a result of higher buy rates while they decreased in North America and Europe as a result of lower buy rates. Tonnage increased in all regions as a result of increased market demand driven by the technology sector compared to a soft 2023.

South Asia revenues and expenses increased 66% and 82%, respectively, in 2024 as compared with 2023 due to a 40% increase in tonnage and significant increases in average sell and buy rates. This was driven by elevated demand for airfreight as a result of manufacturing relocations into the region and shippers shifting to airfreight due to the conflicts in the Middle East. North Asia revenues and expenses increased 16% and 17%, respectively, in 2024 as compared with 2023 due to a 9% increase in tonnage driven by demand in technology sectors and higher average sell and buy rates driven by high demand from international direct e-commerce. Average sell and buy rates decreased on exports out of North America and Europe due to excess available capacity relative to soft demand.

Seasonal changes in demand, impact from disruptions in the ocean market due to security and port congestion concerns and variable demand for airfreight capacity from direct e-commerce business cause volatility in average buy rates on certain lanes. Additionally, continued uncertainty in the economy, geopolitical concerns, as well as potential inter-governmental trade disputes and tariff changes could negatively affect demand for airfreight services which could reduce our volumes and average sell rates. These conditions could result in decreases in our revenues, expenses and operating income. We are unable to predict how these uncertainties and any future disruptions will affect our operations or financial results prospectively.

34.

Ocean freight and ocean services:

Ocean freight consolidation, direct ocean forwarding, and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues and expenses increased 33% and 44%, respectively, in 2024, as compared with 2023. The largest component of our ocean freight and ocean services revenue is derived from ocean freight consolidation, which represented 71% and 65% of ocean freight and ocean services revenue in 2024 and 2023, respectively.

In 2024 ocean freight consolidation revenues and expenses increased by 46% and 58% respectively, as compared with 2023, primarily due to 38% and 48% increases in average sell and buy rates, respectively, and a 7% increase in containers shipped. Average buy rates per container increased due to strong demand and longer transit times, congestion and capacity issues caused by the disruptions in the Red Sea. Importers front loaded shipments creating a peak in demand starting in June 2024 in anticipation of potential US East and Gulf Coast ports disruptions, concerns over tariffs and factoring in longer transit times. These conditions boosted volumes and caused sharp increases in buy rates in 2024. We expect the rate declines that started in the fourth quarter of 2024 to continue into at least the first half of 2025 as demand softens and capacity increases as additional vessels are delivered.

Containers shipped were higher in most regions, most significantly on exports out of North Asia and South Asia. North Asia ocean services revenues and expenses increased 66% and 79%, respectively, due to a 7% increase in containers shipped and higher average rates. South Asia ocean services revenues and expenses increased 85% and 109%, respectively, due to a 19% increase in containers shipped and higher average rates due to the factors above.

North America and Europe ocean freight and ocean services revenues decreased 6% and 13%, respectively, and expenses decreased 16% and 15%, respectively, in 2024, compared to 2023. Decreases were primarily due to lower average sell and buy rates and declines in containers shipped partially offset by higher revenues on import shipments.

Order management revenues increased 29% and expenses increased 32% in 2024, due to higher volumes from new and existing customers. Direct ocean freight forwarding revenues decreased 2% while expenses remained flat in 2024, principally due to lower volumes and rates for ancillary services.

Global economic conditions and trade policies remain uncertain. Further, carriers are adding new vessels which will increase capacity. In addition, if safe passage through the Red Sea resumes, additional capacity will become available due to shorter transit times. These conditions could depress sell and buy rates. We expect that pricing volatility will continue as carriers adapt to fluctuations in fuel prices, new regulations, security risks and manage available capacity. As customers seek lower pricing and react to governmental trade policies and other regulations, this could result in decreases in our revenues and operating income.

Customs brokerage and other services:

Customs brokerage and other services revenues and expenses increased 2% and 1%, respectively, in 2024 as compared with 2023, primarily due to increases in customs clearances, import services and road freight from higher shipment volumes, principally in Europe and MAIR offset by decreases in warehousing and distribution primarily in North America.

Import services, including charges at ports such as detention, drayage, terminal charges and delivery, decreased significantly in the first quarter 2024 due to residual effects from the supply chain congestion. Road freight, warehousing and distribution services also declined in the first quarter of 2024 due to lower volumes and decreased trucking, storage and labor costs. With the exception of detention and demurrage, these services rebounded in the second half of 2024.

Europe and MAIR revenues increased 5% and 15%, respectively, and expenses increased 2% and 15%, respectively, in 2024 as compared with 2023, primarily as a result of higher shipment volumes.

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

35.

Overhead expenses:

Salaries and related costs increased 4% in 2024, as compared with 2023, principally due to increases in commissions and bonuses earned from higher revenues and operating income. Base salaries and benefits and headcount both increased 2% in 2024.

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

Our management compensation programs have always been incentive-based and performance driven. Bonuses to field and executive management in 2024 increased 7% when compared to 2023 primarily due to a 11% increase in operating income.

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

Other overhead expenses increased 1% in 2024, as compared with 2023. The increase in 2024 is primarily due to higher rental and occupancy expenses, travel, and technology related expenses partially offset by a $24 million decrease in expenses related to indirect tax and other contingencies and lower depreciation expense.

So long as the economic environment remains uncertain, we will be focused on aligning operational headcount and our overhead expenses commensurate with our transactional volumes. In 2025, we expect to increase spending on: cybersecurity; internal controls over our technology and systems; upgrading our IT infrastructure; and deploying new and enhanced solutions. We will also continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to explore new areas for profitable growth.

Other income, net:

The decrease in other income and expense is primarily the result of lower interest income due to lower invested balances.

Income tax expense:

Our consolidated effective income tax rate was 25.9% in both 2024 and 2023. In 2024 and 2023, we benefited from U.S. Federal tax credits totaling $32.5 million and $24.1 million, respectively principally because of withholding taxes related to our foreign operations, as well as U.S. income tax benefits for FDII of $21.6 million and $16.2 million, respectively. These amounts were offset by the effect of higher foreign tax rates of the Company's international subsidiaries, when compared to the U.S. Federal income tax rate of 21%, as well as certain expenses that are no longer deductible under the 2017 Tax Act, including certain executive compensation in excess of amounts allowed.

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

36.

Some elements of the recorded impacts of enacted tax laws and regulation could be impacted by further legislative action as well as additional interpretations and guidance issued by the Internal Revenue Service or Treasury in the U.S. and by similar governmental bodies in jurisdictions outside of the U.S. See Note 7 to the consolidated financial statements for additional information.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates transacting in a multitude of currencies other than the U.S. dollar. That exposes us to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or have agency relationships maintain strict currency control regulations that influence our ability to hedge foreign currency exposure. Historically, derivative financial instruments have not been used to manage foreign currency risk. In lieu of the use of foreign currency derivatives we instead try to compensate for these exposures by accelerating international currency settlements among our offices and agents. In the future, we may enter into foreign currency hedging transactions where there are regulatory or commercial limitations on our ability to move money freely around the world or the short-term financial outlook in any country is such that hedging is the most time-sensitive way to mitigate short-term exchange losses. We had no foreign currency derivatives outstanding at years ended December 31, 2024 and 2023. Net foreign currency gains were approximately $12 million in 2024, and net foreign currency losses were approximately $15 million in 2023.

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

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the year ended December 31, 2024 was $723 million, as compared with $1,053 million for 2023. This $330 million decrease is primarily due to changes in working capital as we made investments to finance our business growth in the second half of 2024. At December 31, 2024, working capital was $1,593 million, including cash and cash equivalents of $1,148 million. Other than our recorded lease liabilities, we had no long-term obligations or debt at December 31, 2024. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

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

37.

Cash used in investing activities for the year ended December 31, 2024 was $41 million, as compared with $39 million in 2023. Capital expenditures were $40 million in 2024 compared to $39 million in 2023. Capital expenditures in 2024 were primarily related to continuing investments in building and leasehold improvements and technology and facilities equipment. Total anticipated capital expenditures in 2025 are currently estimated to be $50 million. This includes routine capital expenditures, leasehold and building improvements and investments in technology.

Cash used in financing activities for the year ended December 31, 2024 was $1,025 million as compared with $1,537 million in 2023. We have a Discretionary Stock Repurchase Plan under which management is allowed to repurchase shares to reduce the issued and outstanding stock to 130 million shares of common stock, down from 140 million at December 31, 2023, as authorized by the Board of Directors in February 2024. We used the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to reduce outstanding shares. During 2024 and 2023, we used cash to repurchase 7.1 million shares of common stock at an average price of $119.47 per share and 12.1 million shares of common stock at an average price of $114.68 per share, respectively. In addition, during 2024 and 2023, we paid cash dividends of $1.46 and $1.38 per share, respectively.

We follow established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. Historically, our investment portfolio has not been adversely impacted by disruptions occurring in the credit markets. However, there can be no assurance that our investment portfolio will not be adversely affected in the future.

We cannot predict what further impact ongoing uncertainties in the global economy, inflation, future interest rates, and political conflicts and uncertainties may have on our operating results, freight volumes, pricing, amounts advanced on behalf of our customers, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or changes in competitors' behavior.

We maintain international unsecured bank lines of credit for short-term working capital purposes. A few of these credit lines are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks issuing the credit line. At December 31, 2024, borrowings under these credit lines were $31 million and we were contingently liable for $68 million from standby letters of credit and guarantees. The standby letters of credit and guarantees primarily relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

We typically enter into unconditional purchase obligations with asset-based providers (generally short-term in nature) reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. We only enter into agreements that management believes we can fulfill. In the regular course of business, we also enter into agreements with service providers to maintain or operate equipment, facilities or software that can be longer than one year. We also regularly have contractual obligations for specific projects related to improvements of our owned or leased facilities and information technology infrastructure. Purchase obligations outstanding as of December 31, 2024 totaled $160 million.

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to timely repatriate funds from foreign operations may be subject to foreign exchange controls. At December 31, 2024, cash and cash equivalent balances of $509 million were held by our non-United States subsidiaries, of which $3 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

As of December 31, 2024, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(2) of SEC Regulation S-K.

38.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks are primarily related to foreign exchange risk and changes in short-term interest rates. The potential impact of our exposure to these risks is presented below:

Foreign Exchange Risk

We conduct business in many different countries and currencies. Our business often results in billings issued in a country and currency that differs from that where the expenses related to the service are incurred. In the ordinary course of business, we create numerous intercompany transactions and may have receivables, payables and currencies that are not denominated in the local functional currency. This brings foreign exchange risk to our earnings. The principal foreign exchange risks to which Expeditors is exposed include Chinese Yuan, Euro, Mexican Peso, Canadian Dollar, British Pound and Vietnamese Dong.

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the year ended December 31, 2024, would have had the effect of raising operating income by approximately $63 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $52 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

Historically, derivative financial instruments have not been used to manage foreign currency risk. Net foreign currency gains were approximately $12 million in 2024 and net foreign currency losses were $15 million in 2023. In lieu of the use of foreign currency derivatives, we instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of December 31, 2024, we had $153 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.

Interest Rate Risk

At December 31, 2024, we had cash and cash equivalents of $1,148 million, of which $525 million was invested at various short-term market interest rates. We had no long-term debt at December 31, 2024. A hypothetical change in the interest rate of 10 basis points at December 31, 2024 would not have a significant impact on our earnings.

In management’s opinion, there has been no material change in our interest rate risk exposure between 2024 and 2023.

39.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed on the pages listed below, as part of Part II, Item 8 of this report.

40.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024, due to material weaknesses in internal control over financial reporting described below.

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

Management, including the Chief Executive Officer and Chief Financial Officer, under the oversight of our Board of Directors, evaluated the effectiveness of the Company's internal control over financial reporting, as of December 31, 2024, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management concluded that unauthorized access and changes to databases and related applications could have gone undetected as controls to review and authorize access and direct changes that support several key operational and accounting systems excluded certain changes from review, or were not captured, and as such were either not designed properly or did not operate effectively as designed. In addition, the system logic used to record direct changes excluded certain changes from being captured for review. These control deficiencies related to personnel without specific training and experience to fulfill internal control responsibilities related to information technology general controls over systems and processes resulting in an ineffective design of controls necessary to ensure the reliability of information used in financial reporting. As a consequence of these control deficiencies, the Company concluded that it did not effectively design, implement and operate process-level controls across its financial reporting processes.

41.

The control deficiencies did not result in any identified misstatements to the consolidated financial statements, and there were no changes to previously released financial results. The control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2024.

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

Remediation

With respect to the material weaknesses identified, management with the oversight of the Audit Committee of the Board of Directors, has taken steps to remediate such material weaknesses, including:

•
Engaged PwC US Consulting, LLP to assist management with our entity-wide risk assessment, assessment of control design, and remediation process;
•
Continuing to conduct our entity wide risk assessments to identify relevant process risk points, IT systems and the information used in the operation of controls;
•
Continuing to hire additional qualified personnel to support the remediation process and the design and implementation of IT controls;
•
Examining additional third-party developed software solutions that aid in tracking changes to databases and related applications and improve controls over system access and monitoring;
•
Continuing to implement certain enhancements designed to strengthen IT change management and logical access processes; and
•
Continuing to train personnel to fulfill internal control responsibilities relative to information technology.

Certain steps laid out in our 2023 Annual Report on Form 10-K and quarterly reports filed in 2024 were completed, but as we continued our remediation process and review, we identified additional controls that were not designed or operated appropriately that relate to the above-described material weaknesses. These material weaknesses will not be considered fully remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through additional testing, that these controls are operating effectively. Primarily due to the complexities and interdependencies of our internally developed legacy and current systems and time needed to evaluate and implement third-party software solutions, we are currently unable to estimate when full remediation of these material weaknesses will be completed. We will continue to perform supplemental review procedures for direct database changes and perform additional analysis to supplement our existing controls and other procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP.

The Audit Committee has increased oversight of actions being taken by management to remediate and strengthen information technology controls. This oversight includes monthly reports and formal comprehensive presentations at all Audit Committee meetings from the Chief Information Officer, Chief Information Security Officer and Chief Technology Officer.

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

42.

ITEM 9B — OTHER INFORMATION

Not applicable.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth below or incorporated by reference to information under the caption “Proposal No. 1: Election of Directors” and to the information under the caption “Board Operations" in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 6, 2025. See also Part I - Item 1 – Information about our Executive Officers.

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

ITEM 11 — EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to information under the captions “Director Compensation Program” and “Compensation Discussion and Analysis” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 6, 2025.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to information under the captions “Shareholder Engagement & Stock Ownership Information” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 6, 2025.

43.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2024, regarding compensation plans under which equity securities of Expeditors are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3)
Equity Compensation Plans Approved by Security Holders	1,571,408	$47.35	5,247,192
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,571,408	$47.35	5,247,192

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
(3)
Includes 4,004,051 available for issuance under the employee stock purchase plan and 1,243,141 available for future grants of equity awards under the Amended and Restated 2017 Omnibus Incentive Plan.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to information under the captions “Certain Relationships and Related Transactions” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 6, 2025.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to information under the caption “Relationship with Independent Registered Public Accounting Firm” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 6, 2025.

44.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
(a)	1.	FINANCIAL STATEMENTS
		Reports of Independent Registered Public Accounting Firm	F-1 through F-4
		Consolidated Balance Sheets as of December 31, 2024 and 2023	F-5
		Consolidated Statements of Earnings for the Years Ended December 31, 2024, 2023 and 2022	F-6
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022	F-7
		Consolidated Statements of Equity for the Years Ended December 31, 2024, 2023 and 2022	F-8
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022	F-9
		Notes to Consolidated Financial Statements	F-10 through F-26
	2.	FINANCIAL STATEMENT SCHEDULES
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
(6)
Expeditors' 2014 Stock Option Plan. See Exhibit 10.63.
(7)
Form of Stock Option Agreement used in connection with options granted under Expeditors; 2014 Stock Option Plan. See Exhibit 10.64.
(8)
Expeditors' 2015 Stock Option Plan. See Exhibit 10.65.
(9)
Form of Stock Option Agreement used in connection with options granted under Expeditors' 2015 Stock Option Plan. See Exhibit 10.66.
(10)
Expeditors' 2016 Stock Option Plan. See Exhibit 10.67.
(11)
Form of Stock Option Agreement used in connection with options granted under Expeditors' 2016 Stock Option Plan. See Exhibit 10.68.
(12)
Expeditors' Amended and Restated 2017 Omnibus Incentive Plan. See Exhibit 10.69
(13)
Form of Executive Restricted Stock Unit Award Agreement used in connection with executive restricted stock units granted under Expeditors' Amended and Restated 2017 Omnibus Incentive Stock Plan. See Exhibit 10.70
(14)
Form of Performance Share Award Agreement used in connection with performance share units granted under Expeditors' Amended and Restated 2017 Omnibus Incentive Stock Plan. See Exhibit 10.72
(15)
Incentive Compensation Recovery Policy. See Exhibit 97

45.

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

10.42

Expeditors' Amended and Restated 2002 Employee Stock Purchase Plan. (Incorporated by reference to Appendix B of Expeditors' definitive proxy statement pursuant to Regulation 14A filed on March 26, 2024.)

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

46.

10.72

Form of Performance Share Award Agreement used in connection with performance share units granted under Expeditors' Amended and Restated 2017 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.72 to Form 10-Q filed on or about August 7, 2019.)

19.1	Company Trading Standard

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Incentive Compensation Recovery Policy (Incorporated by reference to Exhibit 97 to Form 10-K filed on or about February 23, 2024.)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Yearly Report on Form 10-K for the year ended December 31, 2024, has been formatted in Inline XBRL.

47.

ITEM 16 — FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 21, 2025

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

By:	/s/ Bradley S. Powell
Bradley S. Powell
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2025.

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

48.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

COMPRISING ITEM 8

ANNUAL REPORT ON FORM 10-K

TO SECURITIES AND EXCHANGE COMMISSION FOR THE

YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

49.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Expeditors International of Washington, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2025 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of gross unrecognized tax benefits

As discussed in Note 7 to the consolidated financial statements, the Company is under, or may be subject to, audit or examination and assessments by relevant tax authorities in many jurisdictions. The Company estimates additional tax expense, as well as interest and penalties that could arise from certain tax audits.

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

Seattle, Washington
February 21, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Expeditors International of Washington, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Expeditors International of Washington, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2025 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to unauthorized access and changes to databases and related applications which could have gone undetected as controls to review and authorize access and direct changes that support several key operational and accounting systems excluded certain changes from review, or were not captured, and as such were either not designed properly or did not operate effectively as designed. In addition, the system logic used to record direct changes excluded certain changes from being captured for review. These control deficiencies related to personnel without specific training and experience to fulfill internal control responsibilities related to information technology general controls over systems and processes resulting in an ineffective design of controls necessary to ensure the reliability of information used in financial reporting. As a consequence of these control deficiencies, the Company concluded that it did not effectively design, implement and operate process-level controls across its financial reporting processes. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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

/s/ KPMG LLP
Seattle, Washington
February 21, 2025

Consolidated Balance Sheets

In thousands, except per share data

December 31,	2024	2023
Assets:
Current Assets:
Cash and cash equivalents	$1,148,320	$1,512,883
Accounts receivable, net	1,997,840	1,532,599
Deferred contract costs	349,343	218,807
Other	164,272	170,907
Total current assets	3,659,775	3,435,196
Property and equipment, net	449,404	479,225
Operating lease right-of-use assets	551,652	516,280
Goodwill	7,927	7,927
Deferred federal and state income taxes, net	70,671	63,690
Other assets, net	15,029	21,491
Total assets	$4,754,458	$4,523,809
Liabilities:
Current Liabilities:
Accounts payable	$1,036,749	$860,856
Accrued expenses, primarily salaries and related costs	451,921	447,336
Contract liabilities	441,927	280,909
Current portion of operating lease liabilities	106,736	99,749
Federal, state and foreign income taxes	29,140	15,562
Total current liabilities	2,066,473	1,704,412
Noncurrent portion of operating lease liabilities	462,201	427,984
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, par value $0.01 per share, authorized 2,000 shares; none issued	—	—
Common stock, par value $0.01 per share authorized 640,000. Issued and outstanding: 138,003 shares and 143,866 shares at December 31, 2024 and 2023, respectively	1,380	1,439
Additional paid-in capital	—	—
Retained earnings	2,455,132	2,580,968
Accumulated other comprehensive loss	(233,500)	(192,057)
Total shareholders’ equity	2,223,012	2,390,350
Noncontrolling interest	2,772	1,063
Total equity	2,225,784	2,391,413
Total liabilities and equity	$4,754,458	$4,523,809

See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings

In thousands, except per share data

Years ended December 31,	2024	2023	2022
Revenues:
Airfreight services	$3,669,673	$3,246,527	$5,886,886
Ocean freight and ocean services	3,148,514	2,363,243	6,544,559
Customs brokerage and other services	3,782,328	3,690,340	4,639,839
Total revenues	10,600,515	9,300,110	17,071,284
Operating Expenses:
Airfreight services	2,731,552	2,347,293	4,359,726
Ocean freight and ocean services	2,356,952	1,634,947	5,188,066
Customs brokerage and other services	2,098,214	2,071,760	3,029,105
Salaries and related costs	1,762,654	1,700,516	2,056,387
Rent and occupancy costs	241,013	232,358	209,532
Depreciation and amortization	61,090	67,760	57,338
Selling and promotion	33,331	27,913	24,293
Other	274,386	277,630	322,466
Total operating expenses	9,559,192	8,360,177	15,246,913
Operating income	1,041,323	939,933	1,824,371
Other Income (Expense):
Interest income	46,706	70,451	25,554
Other, net	6,771	4,644	(14,034)
Other income, net	53,477	75,095	11,520
Earnings before income taxes	1,094,800	1,015,028	1,835,891
Income tax expense	283,167	263,249	475,286
Net earnings	811,633	751,779	1,360,605
Less net earnings (losses) attributable to the noncontrolling interest	1,560	(1,104)	3,206
Net earnings attributable to shareholders	$810,073	$752,883	$1,357,399
Diluted earnings attributable to shareholders per share	$5.72	$5.01	$8.26
Basic earnings attributable to shareholders per share	$5.75	$5.05	$8.33
Weighted average diluted shares outstanding	141,722	150,186	164,427
Weighted average basic shares outstanding	140,992	149,141	163,010

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

In thousands

Years ended December 31,	2024	2023	2022
Net earnings	$811,633	$751,779	$1,360,605
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax benefit of $2,573 in 2024, $5,205 in 2023, and $5,037 in 2022	(41,294)	10,238	(73,451)
Other comprehensive (loss) income	(41,294)	10,238	(73,451)
Comprehensive income	770,339	762,017	1,287,154
Less comprehensive income (loss) attributable to the noncontrolling interest	1,709	(1,362)	1,894
Comprehensive income attributable to shareholders	$768,630	$763,379	$1,285,260

See accompanying notes to consolidated financial statements.

Consolidated Statements of Equity

In thousands, except per share data

Years ended December 31,	2024	2023	2022
Total Shareholders' Equity, Beginning of Period	$2,390,350	$3,110,021	$3,494,426
Common Stock Par Value
Beginning of period	1,439	1,543	1,672
Shares issued under employee stock plans, net	12	17	16
Shares repurchased under provisions of stock repurchase plan	(71)	(121)	(145)
End of period	1,380	1,439	1,543
Additional Paid-In Capital
Beginning of period	—	139	3,160
Shares issued under employee stock plans, net	53,897	65,366	61,629
Shares repurchased under provisions of stock repurchase plan	(119,288)	(125,153)	(130,212)
Stock compensation expense	64,364	58,399	64,397
Dividend equivalents paid	1,027	1,249	1,165
End of period	—	—	139
Retained Earnings
Beginning of period	2,580,968	3,310,892	3,620,008
Shares repurchased under provisions of stock repurchase plan	(730,795)	(1,279,529)	(1,451,551)
Net earnings	810,073	752,883	1,357,399
Dividend and dividend equivalents paid ($1.46, $1.38, $1.34)	(205,114)	(203,278)	(214,964)
End of period	2,455,132	2,580,968	3,310,892
Accumulated Other Comprehensive Loss
Beginning of period	(192,057)	(202,553)	(130,414)
Other comprehensive income (loss)	(41,443)	10,496	(72,139)
End of period	(233,500)	(192,057)	(202,553)
Total Shareholders' Equity
End of period	2,223,012	2,390,350	3,110,021
Noncontrolling Interest
Beginning of period	1,063	3,514	3,565
Net earnings (losses)	1,560	(1,104)	3,206
Other comprehensive income (loss)	149	(258)	(1,312)
Distribution to noncontrolling interest	—	(1,089)	(1,945)
End of period	2,772	1,063	3,514
Total Equity
End of period	$2,225,784	$2,391,413	$3,113,535
Common Shares Outstanding
Beginning of period	143,866	154,313	167,210
Shares issued under employee stock plans, net	1,194	1,699	1,632
Shares repurchased under provisions of stock repurchase plan	(7,057)	(12,146)	(14,529)
End of period	138,003	143,866	154,313

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

In thousands

Years ended December 31,	2024	2023	2022
Operating Activities:
Net earnings	$811,633	$751,779	$1,360,605
Adjustments to reconcile net earnings to net cash from operating activities:
Provisions for losses on accounts receivable	3,447	3,943	11,050
Deferred income tax benefit	(5,138)	(22,916)	(33,240)
Stock compensation expense	64,364	58,399	64,397
Depreciation and amortization	61,090	67,760	57,338
Other, net	(3,359)	8,461	1,252
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(531,616)	573,724	1,592,341
Increase (decrease) in accounts payable and accrued expenses	259,310	(300,345)	(798,123)
(Increase) decrease in deferred contract costs	(147,685)	36,952	714,960
Increase (decrease) in contract liabilities	179,553	(40,076)	(798,356)
Increase (decrease) in income taxes payable, net	26,388	(77,298)	(55,129)
Decrease (increase) in other, net	5,374	(7,192)	12,580
Net cash from operating activities	723,361	1,053,191	2,129,675
Investing Activities:
Purchase of property and equipment	(40,466)	(39,314)	(86,824)
Other, net	(57)	(119)	(890)
Net cash from investing activities	(40,523)	(39,433)	(87,714)
Financing Activities:
Proceeds from borrowing on lines of credit	15,000	32,199	81,756
Payments on borrowing on lines of credit	(35,058)	(38,143)	(30,289)
Proceeds from issuance of common stock	69,257	84,889	80,980
Repurchases of common stock	(855,061)	(1,392,886)	(1,581,908)
Dividends paid	(204,087)	(202,029)	(213,799)
Payments for taxes related to net share settlement of equity awards	(15,348)	(19,506)	(19,335)
Distribution to noncontrolling interest	—	(1,089)	(1,945)
Net cash from financing activities	(1,025,297)	(1,536,565)	(1,684,540)
Effect of exchange rate changes on cash and cash equivalents	(22,104)	1,559	(51,982)
Change in cash and cash equivalents	(364,563)	(521,248)	305,439
Cash and cash equivalents at beginning of period	1,512,883	2,034,131	1,728,692
Cash and cash equivalents at end of period	$1,148,320	$1,512,883	$2,034,131
Supplemental Cash Flow Information:
Cash paid for income taxes	$257,170	$356,380	$566,533

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

All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for per share data or unless otherwise specified. Certain prior year amounts have been reclassified to conform to the current year presentation of other income (expense) in the consolidated statement of earnings and in the business segment information note as explained in Note 1 N.

B. | Cash Equivalents

All highly liquid investments with a maturity of three months or less at date of purchase are considered to be cash equivalents.

C. | Accounts Receivable

A valuation allowance reduces the accounts receivable balance for credit losses expected to be incurred over the assets' contractual term. The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method that uses historical credit loss information and considers the current economic environment. Additional allowances may be necessary in the future if changes in economic conditions are significant enough to affect expected credit losses. The Company has recorded an allowance for credit loss in the amounts of $6,878 and $6,550 as of December 31, 2024 and 2023, respectively. Additions and write-offs have not been significant in the periods presented.

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

For the years ended December 31, 2024 and 2023, the Company performed the required goodwill annual impairment test during the fourth quarter and determined that no impairment had occurred.

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

The Company uses a two-step approach to recognizing and measuring uncertain income tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating its tax positions and estimating our tax benefits, which may require periodic adjustments and which may not match the ultimate future outcome. The Company recognizes interest expense related to unrecognized tax benefits or underpayment of income taxes in interest expense included in other income (expense) and recognizes penalties in other operating expenses.

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

J. | Foreign Currency

Foreign currency amounts attributable to foreign operations have been translated into U.S. dollars using year-end exchange rates for assets and liabilities, historical rates for equity, and weighted average rates for revenues and expenses. Currency fluctuations are a normal operating factor in the conduct of the Company’s business and foreign exchange transaction gains and losses are included in revenues and operating expenses. Also, the Company is exposed to foreign currency exchange fluctuations on monetary assets and liabilities denominated in currencies that are not the local functional currency. Foreign exchange gains and losses on such balances are recognized in net earnings within customs brokerage and other services costs. Net foreign currency gains in 2024 were $11,556, and net foreign currency losses in 2023 and 2022 were $14,943, and $1,616, respectively.

The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure. Historically, derivative financial instruments have not been used to manage foreign currency risk. Accordingly, the Company may enter into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely. The Company had no foreign currency derivatives outstanding at December 31, 2024 and 2023.

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

Accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments, net of related income tax effects, as of December 31, 2024 and 2023.

L. | Segment Reporting

The Company is organized functionally in geographic operating segments. Accordingly, management focuses its attention on revenues, directly related cost of transportation and other expenses for each of the Company’s three primary sources of revenues as well as salaries and related costs, other operating expenses, depreciation and amortization, operating income, identifiable assets, capital expenditures, and equity generated in each of these geographical areas when evaluating the effectiveness of geographic management. The President and Chief Executive Officer was determined to be the Chief Operating Decision Maker (CODM), as in his capacity he is responsible for setting company strategies and initiatives, establishing company policies, allocating company resources and assessing the performance of the Company’s business segments. Operating income is the primary measure of business segments' profit or loss that is most consistent with the measurement principles of U.S. GAAP and no items below operating income are allocated to segments. The CODM uses operating income to review financial performance, progress of the Company's strategic initiatives and to determine compensation of segment managers. Transactions among the Company’s various offices are conducted using the same arms-length pricing methodologies the Company uses when its offices transact business with independent agents. Certain costs are allocated among the segments based on the relative value of the underlying services, which can include allocation based on actual costs incurred or estimated cost plus a profit margin. There were no significant changes to allocate or measure expenses used to determine segment profit or loss.

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

N. | Recent Accounting Pronouncements

Improvements to Reportable Segment Disclosures

The Company adopted new improvements to reportable segment disclosures on a retrospective basis for the 2024 annual period, and for interim periods beginning January 1, 2025. The Accounting Standards Update (ASU) requires, among other things, the disclosure in interim periods about a reportable segment’s profit or loss and assets that are currently required annually, and disclosures of significant segment expenses and profit and loss measures provided to the CODM. The ASU does not change how the Company identifies its operating segments. The adoption of this standard resulted in identifying directly related cost of transportation and other expenses and salaries and related costs as significant segment expenses to be disclosed in the business segment information note.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued an ASU which expands income tax disclosures by requiring the disclosure, on an annual basis, of a tabular rate reconciliation using both percentages and currency amounts, broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, disclosure is required of income taxes paid, net of refunds received, disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. This standard will become effective for the Company on January 1, 2025. The Company plans to apply this ASU prospectively by providing the new disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods. The Company expects this ASU to only impact its disclosures with no impacts to its consolidated financial statements, cash flows and financial condition.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued an ASU which requires disaggregated disclosures of certain costs and expenses on the income statement expenses on an annual and interim basis. This standard will become effective for the Company on January 1, 2027 with early adoption permitted. The amendment can be applied either on a prospective or retrospective basis. The Company expects this ASU to only impact its disclosures with no impacts to its consolidated financial statements, cash flows and financial condition.

NOTE 2. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, other than cash, consist primarily of cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying value of these financial instruments approximates their fair value.

Cash and cash equivalents consist of the following:

	December 31, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents:
Cash and overnight deposits	$623,561	$623,561	$601,207	$601,207
Corporate commercial paper	498,185	498,742	854,929	856,033
Time deposits and money market funds	26,574	26,574	56,747	56,747
Total cash and cash equivalents	$1,148,320	$1,148,877	$1,512,883	$1,513,987

The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).

NOTE 3. PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

	2024	2023
Land	$140,421	$143,068
Buildings and leasehold improvements	517,179	519,129
Furniture, fixtures, equipment and purchased software	404,915	412,195
Construction in progress	2,422	2,306
Property and equipment, at cost	1,064,937	1,076,698
Less accumulated depreciation and amortization	615,533	597,473
Property and equipment, net	$449,404	$479,225

NOTE 4. LEASES

The Company enters into lease agreements primarily for office and warehouse space in all districts where it conducts business. As of December 31, 2024, all of the Company's leases are operating leases. Lease terms are either on a month-to-month basis or terminate at various times through 2040. The Company also has two long-term operating lease arrangements to use land, for which the usage rights were entirely prepaid. Usage rights for those arrangements are recognized in rent expense over the lease terms up to 2057.

Lease cost is recorded under rent and occupancy expenses in the consolidated statements of earnings and is comprised of the following for the year-ended December 31:

	2024	2023	2022
Operating lease cost	$131,970	$123,411	$107,858
Variable lease cost	50,614	50,508	47,553
Total lease cost	$182,584	$173,919	$155,411

Variable lease cost includes short-term lease expenses, which are insignificant.

Maturities of lease liabilities as of December 31, 2024 are as follows:

2025	$131,830
2026	117,301
2027	96,323
2028	78,233
2029	63,473
Thereafter	189,450
Total minimum lease payments	676,610
Less imputed interest	107,673
Lease liability	$568,937

The weighted-average remaining lease term and weighted-average discount rate are as follows:

	2024	2023
Weighted-average remaining lease term (in years)	6.79	6.68
Weighted-average discount rate	5.11%	4.34%

Other information related to the Company's operating leases are as follows:

	2024	2023	2022
Right-of-use assets obtained in exchange for new operating lease liabilities	$154,197	$105,888	$151,654
Cash paid for amounts included in the measurement of lease liabilities	$128,481	$120,793	$106,772

NOTE 5. SHAREHOLDERS’ EQUITY

A. | Stock Repurchase Plan

The Company has a Discretionary Stock Repurchase Plan, originally approved by the Board of Directors in November 2001 and amended from time to time, under which management as of December 31, 2024 is authorized to repurchase shares down to 130,000 shares of common stock outstanding. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date.

Cumulative shares of common stock repurchased since inception of the above plan and a previous now expired plan were 156,702.

B. | Omnibus Incentive Plan

On May 5, 2020, the shareholders approved the Company's Amended and Restated 2017 Omnibus Incentive Plan (Amended 2017 Plan), which made available 5,500 shares of the Company's common stock in aggregate to be issued under any award type allowed by the Amended 2017 Plan. The RSUs granted in 2024, 2023 and 2022 generally vest annually over three years based on continued employment and are settled upon vesting in shares of the Company's common stock on a one-for-one basis.

The Amended 2017 Plan also provides for annual equity awards to non-employee directors. The Amended 2017 Plan provides for an annual grant of equity awards to each participant with a fair market value that may not exceed $600, or $800 with respect to the Chairman of the Board. Restricted shares granted to non-employee directors in 2024, 2023 and 2022 vested at the time of grant and there were no unvested restricted shares as of December 31, 2024. In 2024, 14 fully vested restricted shares with a weighted average grant date fair value per share of $114.90 were granted to non-employee directors.

The following table summarizes information about RSUs and restricted shares:

	Number of shares	Weighted average grant date fair value
Nonvested at December 31, 2023	642	$109.78
RSUs granted	357	$114.90
RSUs vested	(323)	$110.01
RSUs forfeited	(22)	$110.86
Nonvested at December 31, 2024	654	$112.36

In 2024, 2023 and 2022, the Company also awarded 78, 78 and 84 PSUs, respectively, under the Amended 2017 Plan. Nonvested PSUs include performance conditions to be finally measured based on financial results at December 31, 2025 and 2026. The final number of PSUs will be determined using an adjustment factor of up to 2 times or down to 0.5 of the targeted PSU grant, depending on the degree of achievement of the designated performance targets. If the minimum performance thresholds are not achieved, no shares will be issued. Each PSU will convert to one share of the Company's common stock upon vesting.

At December 31, 2024, there were 156 shares of nonvested PSUs at target levels, with a weighted-average grant date fair value of $114.08. At December 31, 2024, 10 PSUs with a grant date fair value of $102.65 became vested based on satisfaction of performance goals but had not settled.

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

At December 31, 2024, there are approximately 1,243 shares available for grant under the Amended 2017 Plan.

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

The following table summarizes information about stock options:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at December 31, 2023	1,135	$46.46
Options granted	—
Options exercised	(391)	$44.83
Options canceled	(5)	$42.92
Outstanding at December 31, 2024	739	$47.35	0.94	$46,843
Exercisable at December 31, 2024	739	$47.35	0.94	$46,843

D. | Stock Purchase Plan

In May 2002, the shareholders approved the Company’s 2002 Employee Stock Purchase Plan (the 2002 Plan), which became effective August 1, 2002. As last amended in May 2024, the Company’s 2002 Plan provides for 19,305 shares of the Company’s common stock to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year. The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of (1) 85% of the fair market value of the Company’s stock on the last trading day in July or (2) 85% of the fair market value of the Company’s stock on the first trading day in August of the preceding year. A total of 15,301 shares have been issued under the 2002 Plan since inception and $27,549 has been withheld from employees at December 31, 2024 in connection with the plan year ending July 31, 2025.

E. | Share-Based Compensation Expense

The fair value of employee stock purchase rights granted under the 2002 Plan is estimated on the date of grant using the Black-Scholes Model with the following assumptions:

	For the years ended December 31,
	2024	2023	2022
Dividend yield	1.20%	1.20%	1.30%
Volatility	20%	28%	29%
Risk-free interest rates	4.90%	5.37%	3.02%
Expected life (years)	1	1	1
Weighted average fair value	$27.97	$31.56	$27.07

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

The compensation expense for employee RSUs and PSUs is based on the fair market value of the Company’s share of common stock on the date of grant. RSUs and PSUs awarded in 2024, 2023 and 2022 were granted at a weighted-average grant date fair value of $114.90, $113.28 and $102.65, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was approximately $30 million, $46 million and $34 million, respectively.

As of December 31, 2024, the total unrecognized compensation cost related to stock awards is $52 million and the weighted average period over which that cost is expected to be recognized is 1.7 years.

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

	2024	2023	2022
Numerator:
Net earnings attributable to shareholders	$810,073	$752,883	$1,357,399
Denominator:
Weighted-average basic shares outstanding	140,992	149,141	163,010
Effect of dilutive share-based awards	730	1,045	1,417
Weighted-average diluted shares	141,722	150,186	164,427
Basic earnings per share	$5.75	$5.05	$8.33
Diluted earnings per share	$5.72	$5.01	$8.26

Potential common shares of 696, 771 and 1,072 were excluded from the computation of diluted earnings per share because the effect would have been antidilutive in 2024, 2023 and 2022, respectively.

NOTE 7. TAXES

Income Taxes

Income tax expense (benefit) includes the following components:

	Federal	State	Foreign	Total
2024
Current	$64,040	$35,032	$189,233	$288,305
Deferred	(2,746)	(2,392)	—	(5,138)
	$61,294	$32,640	$189,233	$283,167
2023
Current	$87,461	$24,481	$174,223	$286,165
Deferred	(20,795)	(2,121)	—	(22,916)
	$66,666	$22,360	$174,223	$263,249
2022
Current	$149,840	$63,140	$295,546	$508,526
Deferred	(27,904)	(5,336)	—	(33,240)
	$121,936	$57,804	$295,546	$475,286

The components of earnings before income taxes are as follows:

	2024	2023	2022
United States	$514,125	$512,682	$987,186
Foreign	580,675	502,346	848,705
	$1,094,800	$1,015,028	$1,835,891

Income tax expense differs from amounts computed by applying the United States Federal income tax rate of 21% when compared to earnings before income taxes as a result of the following:

	2024	2023	2022
Computed “expected” tax expense	$229,908	$213,156	$385,537
Increase (decrease) in income taxes resulting from:
Effect of foreign taxes	22,146	27,711	32,293
State income taxes, net of Federal income tax benefit	25,787	17,665	45,665
Nondeductible executive compensation	4,327	4,965	8,019
Stock compensation expense, net	2,215	(1,321)	454
Other, net	(1,216)	1,073	3,318
	$283,167	$263,249	$475,286

In 2024, 2023 and 2022, the Company benefited from U.S. Federal tax credits totaling $32.5 million, $24.1 million, and $41.6 million, respectively, principally because of withholding taxes related to the Company's foreign operations, as well as U.S. income tax benefits for FDII of $21.6 million, $16.2 million, and $41.7 million, respectively. These amounts were offset by the effect of higher foreign tax rates of the Company's international subsidiaries, when compared to the U.S. Federal income tax rate of 21%, as well as certain expenses that are no longer deductible under the 2017 Tax Act, including certain executive compensation in excess of amounts allowed. For the years 2024, 2023 and 2022, there was no BEAT expense and GILTI expense was insignificant.

The tax effects of temporary differences and tax credits that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

Years ended December 31,	2024	2023
Deferred Tax Assets:
Deductible stock compensation expense, net	$6,243	$7,199
Operating lease liabilities	95,895	75,659
Capitalized R&D expenses	54,969	39,723
Accrued third party obligations, deductible for taxes upon economic performance	6,382	10,878
Excess of financial statement over tax depreciation	13,679	12,532
Foreign currency translation adjustments	17,198	15,400
Retained liability for cargo claims	1,391	1,040
Provision for credit losses on accounts receivable	1,672	856
Total gross deferred tax assets	197,429	163,287
Deferred Tax Liabilities:
Unremitted foreign earnings, net of related foreign tax credits	36,583	28,275
Operating lease assets	90,175	71,322
Total gross deferred tax liabilities	126,758	99,597
Net deferred tax assets	$70,671	$63,690

Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of December 31, 2024 and 2023.

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

The total amount of the Company’s tax contingencies may increase in 2025. In addition, changes in state, federal, and foreign tax laws, including transfer pricing and changes in interpretations of these laws may increase the Company’s existing tax contingencies. The timing of the resolution of income tax examinations can be highly uncertain, and the amounts ultimately paid including interest and penalties, if any, upon resolution of the issues raised by the taxing authorities may differ significantly from the amounts recorded. It is reasonably possible that within the next twelve months the Company or its subsidiaries will undergo further audits and examinations by various tax authorities and possibly may reach resolution related to income tax and indirect tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to the Company’s contingencies related to positions on tax filings in future years. The estimate of any ultimate tax liability contains assumptions based on experiences, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by the taxing jurisdiction. The Company cannot currently provide an estimate of the range of possible outcomes. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the years ended December 31, 2024, 2023, and 2022. The Company has no liability as of December 31, 2024, for the 15% corporate alternative minimum tax based on financial statement income (BMT), which became effective in 2023 in the U.S. under the Inflation Reduction Act. For the year ended December 31, 2024, the amount of Pillar Two income tax expense was insignificant. Elements of the recorded impacts of enacted tax laws and regulation could be impacted by further legislative action as well as additional interpretations and guidance issued by the Internal Revenue Service or Treasury in the U.S. and by similar governmental bodies in jurisdictions outside of the U.S.

Other Taxes

The Company is subject to multiple examinations for value added, service, payroll, or other non-income taxes in various jurisdictions. In certain cases, the Company has received assessments from the authorities. Possible losses or range of possible losses associated with these matters are either immaterial or an estimate of the possible loss or range of loss cannot be made at this time. If certain matters or a group of matters were to be decided adversely to the Company, it could result in a charge that might be material to the results of an individual fiscal quarter or year.

NOTE 8. COMMITMENTS

A. | Unconditional Purchase Obligations

The Company enters into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. Historically, the Company has met these obligations in the normal course of business within one year. In the regular course of business, the Company also enters into agreements with service providers to maintain or operate equipment, facilities or software that can be longer than one year. We also regularly have contractual obligations for specific projects related to improvements of our owned or leased facilities and information technology infrastructure. Purchase obligations outstanding as of December 31, 2024 totaled $160 million.

B. | Employee Benefits

The Company has employee savings plans under which the Company provides a discretionary matching contribution. In 2024, 2023 and 2022, the Company’s contributions under the plans were $23,507, $24,241 and $24,774, respectively.

C. | Credit Arrangements

Certain of the Company’s foreign subsidiaries maintain bank lines of credit for short-term working capital purposes. A few of these credit lines are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks issuing the credit line. At December 31, 2024, and 2023 borrowings under these credit lines were $30,660 and $53,068, respectively. At December 31, 2024, the Company was contingently liable for approximately $68,481 under outstanding standby letters of credit and guarantees. At December 31, 2024, the Company was in compliance with all restrictive covenants of these credit lines and the associated credit facilities.

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

NOTE 10. BUSINESS SEGMENT INFORMATION

Financial information regarding 2024, 2023 and 2022 operations by the Company’s designated geographic areas is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMINATIONS	CONSOLIDATED
2024
Revenues	$3,251,998	429,280	214,999	2,934,353	1,391,131	1,700,919	683,191	(5,356)	10,600,515
Directly related cost of transportation and other expenses [1]	$1,733,087	248,425	126,413	2,383,627	1,098,448	1,092,478	506,482	(2,242)	7,186,718
Salaries and related costs	$974,911	79,481	38,337	158,201	106,183	329,757	75,784	-	1,762,654
Other operating expenses[2]	$64,558	59,863	31,454	154,322	84,267	166,119	52,371	(3,134)	609,820
Operating income	$479,442	41,511	18,795	238,203	102,233	112,565	48,554	20	1,041,323
Identifiable assets at period end	$2,565,372	171,872	104,172	582,331	338,759	753,064	270,356	(31,468)	4,754,458
Capital expenditures	$24,249	2,393	487	1,250	4,239	5,977	1,871		40,466
Depreciation and amortization	$36,240	2,120	1,104	5,032	2,016	11,277	3,301		61,090
Equity	$1,500,901	43,155	42,535	228,747	119,823	174,536	156,748	(40,661)	2,225,784
2023
Revenues	$3,311,327	436,331	197,344	2,180,808	865,261	1,808,624	505,194	(4,779)	9,300,110
Directly related cost of transportation and other expenses [1]	$1,809,526	270,080	117,376	1,700,025	612,606	1,200,753	345,873	(2,239)	6,054,000
Salaries and related costs	$946,527	76,398	37,689	145,166	95,895	329,403	69,438	-	1,700,516
Other operating expenses[2]	$91,470	66,839	31,906	127,908	79,875	163,932	46,272	(2,541)	605,661
Operating income	$463,804	23,014	10,373	207,709	76,885	114,536	43,611	1	939,933
Identifiable assets at period end	$2,595,576	174,509	109,380	449,529	237,470	721,259	256,199	(20,113)	4,523,809
Capital expenditures	$23,845	1,247	442	1,534	971	7,830	3,445		39,314
Depreciation and amortization	$44,039	1,879	1,123	4,597	1,940	11,313	2,869		67,760
Equity	$1,774,874	19,222	54,581	158,329	103,573	167,141	154,038	(40,345)	2,391,413
2022
Revenues	$4,869,364	517,662	257,721	5,810,088	2,144,034	2,471,456	1,005,489	(4,530)	17,071,284
Directly related cost of transportation and other expenses [1]	$2,943,232	310,206	160,273	4,853,902	1,751,187	1,768,102	791,887	(1,892)	12,576,897
Salaries and related costs	$1,112,186	82,006	40,594	251,059	132,051	355,772	82,719	-	2,056,387
Other operating expenses[2]	$(168,136)	106,186	31,583	253,746	106,607	217,826	68,350	(2,533)	613,629
Operating income [3]	$982,082	19,264	25,271	451,381	154,189	129,756	62,533	(105)	1,824,371
Identifiable assets at period end	$3,070,697	209,516	123,003	675,022	316,777	938,660	283,872	(27,113)	5,590,434
Capital expenditures	$56,411	2,954	937	2,976	1,543	17,868	4,135		86,824
Depreciation and amortization	$35,461	1,892	1,123	4,682	1,966	9,640	2,574		57,338
Equity	$2,246,417	31,132	56,416	274,703	136,944	263,278	145,269	(40,624)	3,113,535
1.
Directly related cost of transportation and other expenses totals operating expenses from airfreight services, ocean freight and ocean services and customs brokerage and other services as shown in the consolidated statements of earnings.
2.
Other operating expenses totals rent and occupancy, depreciation and amortization, selling and promotion and other as shown in the consolidated statements of earnings.
3.
In 2022, Other North America operating income includes charges of $22 million related to non-income tax contingencies.

Other than the United States, only the People’s Republic of China, including Hong Kong, represented more than 10% of the Company’s total revenue, total operating income, total identifiable assets or equity in any period presented as noted in the table below.

	2024	2023	2022
Revenues	22%	18%	27%
Operating income	17%	17%	19%
Identifiable assets at year end	10%	8%	10%
Equity	9%	5%	7%

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

In 2023 and 2024, incremental charges recorded related to the cyber-attack were insignificant. Since the cyber-attack, the company incurred cumulative additional expenses of $59 million, net of recoveries and adjustments to prior estimates, and experienced a loss of revenues that cannot be quantified as a result of this attack.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

ANNUAL REPORT

ON

FORM 10-K

FOR FISCAL YEAR ENDED

December 31, 2024

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

EXHIBITS

Exhibit Number	Description

19.1	Company Trading Standard

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Yearly Report on Form 10-K for the year ended December 31, 2024, has been formatted in Inline XBRL