Form 10-Q
period 2025-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2025-05-08
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

At May 5, 2025, the number of shares outstanding of the issuer’s common stock was 136,948,055.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets:
Current Assets:
Cash and cash equivalents	$1,318,520	$1,148,320
Accounts receivable, less allowance for credit loss of $6,979 at March 31, 2025 and $6,878 at December 31, 2024	1,904,171	1,997,840
Deferred contract costs	279,843	349,343
Other	138,070	164,272
Total current assets	3,640,604	3,659,775
Property and equipment, less accumulated depreciation and amortization of $630,591 at March 31, 2025 and $615,533 at December 31, 2024	453,696	449,404
Operating lease right-of-use assets	568,790	551,652
Goodwill	7,927	7,927
Deferred federal and state income taxes, net	70,126	70,671
Other assets, net	15,507	15,029
Total assets	$4,756,650	$4,754,458
Liabilities:
Current Liabilities:
Accounts payable	1,047,374	1,036,749
Accrued liabilities, primarily salaries and related costs	440,646	451,921
Contract liabilities	359,508	441,927
Current portion of operating lease liabilities	109,455	106,736
Federal, state and foreign income taxes	33,261	29,140
Total current liabilities	1,990,244	2,066,473
Noncurrent portion of operating lease liabilities	478,903	462,201
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, none issued	—	—
Common stock, par value $0.01 per share. Issued and outstanding: 136,733 at March 31, 2025 and 138,003 at December 31, 2024	1,368	1,380
Additional paid-in capital	—	—
Retained earnings	2,504,222	2,455,132
Accumulated other comprehensive loss	(219,799)	(233,500)
Total shareholders’ equity	2,285,791	2,223,012
Noncontrolling interest	1,712	2,772
Total equity	2,287,503	2,225,784
Total liabilities and equity	$4,756,650	$4,754,458

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2025	2024
Revenues:
Airfreight services	$901,760	$759,374
Ocean freight and ocean services	781,665	570,786
Customs brokerage and other services	982,994	876,518
Total revenues	2,666,419	2,206,678
Operating Expenses:
Airfreight services	648,494	537,591
Ocean freight and ocean services	573,901	413,983
Customs brokerage and other services	554,280	481,706
Salaries and related	457,937	413,162
Rent and occupancy	64,343	61,252
Depreciation and amortization	14,604	15,161
Selling and promotion	8,574	6,779
Other	78,428	62,268
Total operating expenses	2,400,561	1,991,902
Operating income	265,858	214,776
Other Income (Expense):
Interest income	9,184	14,878
Other, net	839	3,528
Other income, net	10,023	18,406
Earnings before income taxes	275,881	233,182
Income tax expense	71,782	62,782
Net earnings	204,099	170,400
Less net earnings attributable to the noncontrolling interest	304	1,248
Net earnings attributable to shareholders	$203,795	$169,152
Diluted earnings attributable to shareholders per share	$1.47	$1.17
Basic earnings attributable to shareholders per share	$1.48	$1.18
Weighted average diluted shares outstanding	138,435	144,125
Weighted average basic shares outstanding	137,833	143,194

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended March 31,
	2025	2024
Net earnings	$204,099	$170,400
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of income tax expense (benefit) of $496 and ($3,013) for the three months ended March 31, 2025 and 2024	13,683	(15,525)
Other comprehensive income (loss)	13,683	(15,525)
Comprehensive income	217,782	154,875
Less comprehensive income attributable to the noncontrolling interest	286	1,140
Comprehensive income attributable to shareholders	$217,496	$153,735

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2025	2024
Operating Activities:
Net earnings	$204,099	$170,400
Adjustments to reconcile net earnings to net cash from operating activities:
Provisions for losses on accounts receivable	761	394
Deferred income tax expense	76	2,294
Stock compensation expense	11,549	12,372
Depreciation and amortization	14,604	15,161
Other, net	2,291	1,985
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	108,149	(60,542)
(Decrease) increase in accounts payable and accrued liabilities	(18,419)	83,591
Decrease (increase) in deferred contract costs	75,973	(64,062)
(Decrease) increase in contract liabilities	(89,288)	69,308
Increase in income taxes payable, net	30,340	22,686
Decrease in other, net	2,487	3,317
Net cash from operating activities	342,622	256,904
Investing Activities:
Purchase of property and equipment	(13,152)	(10,181)
Other, net	156	97
Net cash from investing activities	(12,996)	(10,084)
Financing Activities:
Proceeds from borrowings on lines of credit	430	44
Payments on borrowings on lines of credit	(235)	(17,286)
Proceeds from issuance of common stock	13,043	8,029
Repurchases of common stock	(177,354)	(360,524)
Payments for taxes related to net share settlement of equity awards	(509)	(5,185)
Distribution to noncontrolling interest	(1,346)	—
Net cash from financing activities	(165,971)	(374,922)
Effect of exchange rate changes on cash and cash equivalents	6,545	(14,325)
Change in cash and cash equivalents	170,200	(142,427)
Cash and cash equivalents at beginning of period	1,148,320	1,512,883
Cash and cash equivalents at end of period	$1,318,520	$1,370,456
Taxes Paid:
Income taxes	$40,624	$36,864

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Three months ended March 31,
	2025	2024
Total Shareholders' Equity, Beginning of Period	$2,223,012	$2,390,350
Common Stock Par Value
Beginning of period	1,380	1,439
Shares issued under employee stock plans, net	3	2
Shares repurchased under provisions of stock repurchase plan	(15)	(30)
End of period	1,368	1,411
Additional Paid-In Capital
Beginning of period	—	—
Shares issued under employee stock plans, net	12,531	2,842
Shares repurchased under provisions of stock repurchase plan	(24,124)	(15,508)
Stock compensation expense	11,549	12,372
Dividend equivalents paid	44	294
End of period	—	—
Retained Earnings
Beginning of period	2,455,132	2,580,968
Shares repurchased under provisions of stock repurchase plan	(154,661)	(348,301)
Net earnings	203,795	169,152
Dividend and dividend equivalents paid	(44)	(294)
End of period	2,504,222	2,401,525
Accumulated Other Comprehensive Loss
Beginning of period	(233,500)	(192,057)
Other comprehensive income (loss)	13,701	(15,417)
End of period	(219,799)	(207,474)
Total Shareholders' Equity
End of period	2,285,791	2,195,462
Noncontrolling Interest
Beginning of period	2,772	1,063
Net earnings	304	1,248
Other comprehensive loss	(18)	(108)
Distributions to noncontrolling interest	(1,346)	—
End of period	1,712	2,203
Total Equity
End of period	$2,287,503	$2,197,665
Common Shares Outstanding
Beginning of period	138,003	143,866
Shares issued under employee stock plans, net	282	253
Shares repurchased under provisions of stock repurchase plan	(1,512)	(3,000)
End of period	136,773	141,119

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

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K as filed with the Securities and Exchange Commission on February 21, 2025.

All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for per share data or unless otherwise specified. Certain prior year amounts have been reclassified to conform to the current year presentation in the business segment information note as explained in Note 7.

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

The Company typically satisfies its performance obligations as services are rendered over time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed over the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one to two month-period and contracts with customers have an original expected duration of less than one year. The Company satisfied nearly all performance obligations for the contract liabilities recorded as of December 31, 2024.

The Company evaluates whether amounts billed to customers should be reported as revenues on a gross or net basis. Generally, revenue is recorded on a gross basis when the Company is primarily responsible for fulfilling the promise to provide the services, when it assumes the risk of loss, when it has discretion in setting the prices for the services to the customers, and when the Company has the ability to direct the use of the services provided by the third party. When revenue is recorded on a net basis, the amounts earned are determined using a fixed fee, a per unit of activity fee or a combination thereof. For revenues earned in other capacities, for instance, when the Company does not issue a House Air Waybill (HAWB), a House Ocean Bill of Lading (HOBL) or a House Sea Waybill or otherwise act solely as an agent for the shipper, only the commissions and fees earned for such services are included in revenues. In these transactions, the Company is not a principal and reports only the commissions and fees earned in revenues.

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

D.
Accounts Receivable

The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method that uses historical credit loss information and considers the current economic environment. Additional allowances may be necessary in the future if changes in economic conditions are significant enough to affect expected credit losses. The Company has recorded an allowance for credit loss in the amounts of $6,979 as of March 31, 2025 and $6,878 as of December 31, 2024. Additions and write-offs have not been significant in the periods presented.

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

F. Recent Accounting Pronouncements

Improvements to Reportable Segment Disclosures

The Company adopted new improvements to reportable segment disclosures on a retrospective basis for the 2024 annual period, and for interim periods beginning January 1, 2025. The Accounting Standards Update (ASU) requires, among other things, the disclosure in interim periods about a reportable segment’s profit or loss and assets that are currently required annually, and disclosures of significant segment expenses and profit and loss measures provided to the Chief Operating Decision Maker (CODM). The ASU does not change how the Company identifies its operating segments. The adoption of this standard resulted in identifying directly related cost of transportation and other expenses and salaries and related costs as significant segment expenses disclosed in the business segment information note.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued an ASU which expands income tax disclosures by requiring the disclosure, on an annual basis, of a tabular rate reconciliation using both percentages and currency amounts, broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, disclosure is required of income taxes paid, net of refunds received, disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. This standard became effective for the Company on January 1, 2025 and the Company plans to apply this ASU prospectively by providing the new disclosures beginning with our Annual Report on Form 10-K for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods. The Company expects this ASU to only impact its disclosures with no impacts to its consolidated financial statements, cash flows and financial condition.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued an ASU which requires disaggregated disclosures of certain costs and expenses on the income statement on an annual and interim basis. This standard will become effective for the Company on January 1, 2027 with early adoption permitted. The amendment can be applied either on a prospective or retrospective basis. The Company expects this ASU to only impact its disclosures with no impacts to its consolidated financial statements, cash flows and financial condition.

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

The total amount of the Company’s tax contingencies may increase in 2025. In addition, changes in state, federal, and foreign tax laws, including transfer pricing and changes in interpretations of these laws may increase the Company’s existing tax contingencies. The timing of the resolution of income tax examinations can be highly uncertain, and the amounts ultimately paid including interest and penalties, if any, upon resolution of the issues raised by the taxing authorities may differ significantly from the amounts recorded. It is reasonably possible that within the next twelve months the Company or its subsidiaries will undergo further audits and examinations by various tax authorities and possibly may reach resolution related to income tax and indirect tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to the Company’s contingencies related to positions on tax filings in future years. The estimate of any ultimate tax liability contains assumptions based on experiences, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by the taxing jurisdiction. The Company cannot currently provide an estimate of the range of possible outcomes. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the periods presented. The Company has no liability as of March 31, 2025, for the 15% corporate alternative minimum tax based on financial statement income (BMT), which became effective in 2023 in the U.S. under the Inflation Reduction Act. For the periods ended March 31, 2025 and 2024, the amount of Pillar Two income tax expense was insignificant. Elements of the recorded impacts of enacted tax laws and regulations could be impacted by further legislative action as well as additional interpretations and guidance issued by the Internal Revenue Service or Treasury in the U.S. and by similar governmental bodies in jurisdictions outside of the U.S.

The Company recognizes interest expense related to unrecognized tax benefits or underpayment of income taxes in interest expense, included in other income (expense) and recognizes penalties in other operating expenses.

The Company’s consolidated effective income tax rate was 26.0% for the three months ended March 31, 2025, as compared to 26.9% in the comparable period of 2024. For the three months ended March 31, 2025, and 2024, there was no BEAT expense and GILTI expense was insignificant. All periods benefited from U.S. income tax deductions for FDII as well as available U.S. Federal foreign tax credits principally from withholding taxes related to our foreign operations.

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

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended March 31,
	2025	2024
Numerator:
Net earnings attributable to shareholders	$203,795	169,152
Denominator:
Weighted-average basic shares outstanding	137,833	143,194
Effect of dilutive share-based awards	602	931
Weighted-average diluted shares	138,435	144,125
Basic earnings per share	$1.48	$1.18
Diluted earnings per share	$1.47	$1.17

Substantially all outstanding potential common shares as of March 31, 2025 and 2024 were dilutive.

Note 4. Shareholders' Equity

The Company has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding common stock down to 130,000 shares. This authorization has no expiration date. During the three months ended March 31, 2025, there were 1,512 shares repurchased at an average price of $117.29 per share, compared to 3,000 shares repurchased at an average price of $120.17 during the same period in 2024.

Accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments, net of related income tax effects, for all the periods presented.

Subsequent to the end of the first quarter of 2025, on May 5 2025, the Board of Directors declared a semi-annual dividend of $0.77 per share payable on June 16, 2025 to shareholders of record as of June 2, 2025.

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

Cash and cash equivalents consist of the following:

	March 31, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$611,253	$611,253	$623,561	$623,561
Corporate commercial paper	656,975	658,002	498,185	498,742
Time deposits and money market funds	50,292	50,292	26,574	26,574
Total cash and cash equivalents	$1,318,520	$1,319,547	$1,148,320	$1,148,877

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

Note 7. Business Segment Information

The Company is organized functionally in geographic operating segments. Accordingly, management focuses its attention on revenues, directly related cost of transportation and other expenses for each of the Company’s three primary sources of revenues as well as salaries and related costs, other operating expenses, depreciation and amortization, operating income, identifiable assets, capital expenditures and equity generated in each of these geographical areas when evaluating the effectiveness of geographic management. The President and Chief Executive Officer was determined to be the CODM, as in his capacity he is responsible for setting company strategies and initiatives, establishing company policies, allocating company resources and assessing the performance of the Company’s business segments. Operating income is the primary measure of business segments' profit or loss that is most consistent with the measurement principles of U.S.GAAP and no items below operating income are allocated to segments. The CODM uses operating income to review financial performance, progress of the Company's strategic initiatives and to determine compensation of segment managers. Transactions among the Company’s various offices are conducted using the same arms-length pricing methodologies the Company uses when its offices transact business with independent agents. Certain costs are allocated among the segments based on the relative value of the underlying services, which can include allocation based on actual costs incurred or estimated cost plus a profit margin. There were no significant changes to allocate or measure expenses used to determine segment profit or loss.

Financial information regarding the Company’s operations by geographic area is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the three months ended March 31, 2025:
Revenues	$854,449	116,485	62,389	695,008	364,577	422,795	152,872	(2,156)	2,666,419
Directly related cost of transportation and other expenses[1]	$451,917	73,193	36,435	554,494	281,495	271,716	108,848	(1,423)	1,776,675
Salaries and related costs	$258,089	19,592	10,438	40,361	28,072	81,549	19,836	—	457,937
Other operating expenses[2]	$22,548	14,828	9,914	37,746	23,285	43,359	15,028	(759)	165,949
Operating income	$121,895	8,872	5,602	62,407	31,725	26,171	9,160	26	265,858
Identifiable assets at period end	$2,588,265	177,996	107,290	503,899	348,424	772,342	277,677	(19,243)	4,756,650
Capital expenditures	$8,407	226	225	505	874	1,156	1,759	—	13,152
Depreciation and amortization	$8,938	497	251	1,056	570	2,646	646	—	14,604
Equity	$1,481,145	50,613	46,120	273,084	145,611	169,589	164,036	(42,695)	2,287,503
For the three months ended March 31, 2024:
Revenues	$751,543	106,850	44,492	544,941	227,719	398,317	134,106	(1,290)	2,206,678
Directly related cost of transportation and other expenses[1]	$403,949	66,710	24,464	426,474	164,024	254,519	93,792	(652)	1,433,280
Salaries and related costs	$233,313	18,906	8,847	34,942	22,917	77,572	16,665	—	413,162
Other operating expenses[2]	$22,395	14,178	7,917	32,318	17,995	39,516	11,799	(658)	145,460
Operating income	$91,886	7,056	3,264	51,207	22,783	26,710	11,850	20	214,776
Identifiable assets at period end	$2,424,540	177,571	105,151	504,704	265,621	755,569	284,325	(29,213)	4,488,268
Capital expenditures	$5,528	1,399	153	282	144	2,218	457	—	10,181
Depreciation and amortization	$9,020	497	289	1,093	548	2,970	744	—	15,161
Equity	$1,531,497	26,143	55,173	185,824	118,194	162,346	160,237	(41,749)	2,197,665

1Directly related cost of transportation and other expenses totals operating expenses from airfreight services, ocean freight and ocean services and customs brokerage and other services as shown in the condensed consolidated statements of earnings.

2Other operating expenses totals rent and occupancy, depreciation and amortization, selling and promotion and other as shown in the consolidated statements of earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements Under Private Securities Litigation Reform Act Of 1995; Certain Cautionary Statements

Certain portions of this report on Form 10-Q including the sections entitled "Overview," "Summary of First Quarter 2025," "Industry Trends, Trade Conditions and Competition," "Seasonality," "Critical Accounting Estimates," "Results of Operations," "Income tax expense," "Currency and Other Risk Factors" and "Liquidity and Capital Resources" contain forward-looking statements. Words such as "will likely result," "expects", "are expected to," "would expect," "would not expect," "will continue," "is anticipated," "estimate," "project," "plan," "believe," "probable," "reasonably possible," "may," "could," "should," "would," "intends," "foreseeable future" or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, signs of a slowing economy and drop in demand, future supply chain and transportation disruptions and other characterizations of disruptive events or circumstances are forward-looking statements. In addition, forward-looking statements are subject to certain risks and uncertainties, including risks associated with the impact of tariffs or other government actions on global trade volumes and economies, and tax audits and other contingencies that could cause actual results to differ materially from our historical experience and our present expectations or projections. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. Attention should be given to the risk factors identified and discussed in Part I, Item 1A in the Company’s annual report on Form 10-K filed on February 21, 2025 and in Part II, Item 1A in this report. Management believes that these forward-looking statements are reasonable as of this filing date and we do not assume any obligations to update these statements except as required by law.

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

In most cases, we act as an indirect carrier. When acting as an indirect carrier, we issue a House Air Waybill (HAWB), a House Ocean Bill of Lading (HOBL) or a House Sea Waybill to customers as the contract of carriage. In turn, when the freight is physically tendered to a direct carrier, we receive a contract of carriage known as a Master Air Waybill for airfreight shipments and a Master Ocean Bill of Lading for ocean shipments.

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

We manage our company along geographic areas of responsibility: Americas; North Asia; South Asia; Europe; and Middle East, Africa and India (MAIR). Each area is divided into sub-regions that are composed of operating units with individual profit and loss responsibility. Our business involves shipments between operating units and typically touches more than one geographic area. The nature of the international logistics business necessitates a high degree of communication and cooperation among operating units. Because of this inter-relationship between operating units, it is very difficult to examine any one geographic area and draw meaningful conclusions as to its contribution to our overall success on a stand-alone basis.

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

Summary of First Quarter 2025

The significant impacts are discussed within “Results of Operations” and summarized below.

•
Strong demand for all our services as importers front loaded shipments in anticipation of higher trade tariffs resulted in increased volumes and sustained high sell and buy rates.
•
Ocean containers shipped increased 8% and airfreight tonnage was up 9% compared to a relatively weak first quarter in 2024.
•
As a result of the rates and volumes noted above, revenues and expenses in all our services performed well. Operating income increased 24% and net earnings to shareholders increased 20%, from the first quarter of 2024.
•
Cash from operating activities was $343 million, up from $257 million from the first quarter 2024.
•
We returned $177 million to shareholders in common stock repurchases.

Industry Trends, Trade Conditions and Competition

We operate in over 60 countries in the competitive global logistics industry and our activities are closely tied to the global economy. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, laws and policies relating to tariffs, trade restrictions, foreign investment and taxation. Periodically, governments consider changes to tariffs, impose trade restrictions and accords. Currently, the United States has undertaken a substantial global tariff rebalancing effort resulting in significantly higher tariffs on imports. Increased tariffs on certain sectors for Canada, China, and Mexico took effect in the first quarter of 2025, with reciprocal tariffs by country taking effect in April 2025, which are currently paused for 90 days. The United States has also imposed significantly higher tariffs on goods made in China, which are in effect. These measures have led to threatened or actual retaliatory tariffs and trade actions from several countries, including China, the European Union, and Canada. The potential for further tariff changes and trade restrictions remains high, creating an unpredictable environment for international trade. In addition, the "de minimis exemption", which exempted from tariffs shipments of goods made in China and Hong Kong of less than $800, was terminated on May 2, 2025. Changes in import and export regulations may impact the flow of trade and the global economy. We cannot predict how changes in tariffs and trade restrictions will affect our business. As governments impose import and export restrictions, shippers may adjust their sourcing patterns on a temporary or longer-term basis and potentially shift manufacturing to other countries over time. Additionally, the constant changes in trade regulations since the beginning of 2025 are adding complexity to the customs declarations process, making compliance with regulations increasingly challenging.

Doing business in foreign locations also subjects us to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies and inter-governmental disputes concerning international trade, our business may also be negatively affected by political developments and changes in government personnel or policies in the United States and other countries, as well as economic turbulence, political unrest and security concerns in the nations and on the trade shipping lanes in which we conduct business. The future impact that these events may have on international trade, oil prices and security costs is uncertain. We do not have employees, assets, or operations in Russia, Ukraine, Israel, the Gaza Strip or the West Bank. While limited, any shipment activity is conducted with independent agents in those countries in compliance with all applicable trade sanctions, laws and regulations. We have a branch and employees in Lebanon but no significant assets.

Our ability to provide services to our customers is highly dependent on good working relationships with a variety of entities, including airlines, ocean carrier lines and ground transportation providers, as well as governmental agencies. We select and engage with best-in-class, compliance-focused, efficiently run, growth-oriented partners, based upon defined value elements and are intentional in our relationship and performance management activity. We consider our current working relationships with these entities to be satisfactory. However, changes in the financial stability; operating capabilities, and the capacity of asset-based carriers; capacity allotments available from carriers; governmental regulation or deregulation efforts; modernization of the regulations governing customs brokerage; and/or changes in governmental restrictions, quota restrictions or trade accords could affect our business in unpredictable ways. When the market experiences seasonal peaks or any sort of disruption, the carriers often increase their pricing suddenly. This carrier behavior creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.

The global economic and trade environments remain highly uncertain; including inflation remaining higher than historical levels, volatility in oil prices, high interest rates and the conflicts in the Middle East and Ukraine. In the first quarter of 2025, we saw high demand on exports out of Asia resulting in high average buy and sell rates. However, we believe additional ocean and air transportation capacity will become available if demand softens due to uncertainty in economic and trade regulations, safe passage through the Red Sea resumes, and the revocation of the de minimis tariff exemption for low-value goods made in China and Hong Kong. These conditions could result in declines in average sell and buy rates. We also expect that pricing volatility will continue as carriers adapt to changes in demand, changing fuel prices, available capacity, security risks and react to governmental trade policies and other regulations. Additionally, we cannot predict the direct or indirect impact that further changes in purchasing behavior, such as the evolution of international direct e-commerce platforms, could have on our business. Some customers are relocating manufacturing to other countries to mitigate the impact of higher tariffs on imports, reduce their supply chain risks, address disruptions caused by pandemics and geopolitical issues. These changes could negatively affect our business.

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

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments. We base our estimates on historical experience and on assumptions that we believe are reasonable. Our critical accounting estimates are discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our annual report on Form 10-K for the year ended December 31, 2024, filed on February 21, 2025 to the critical accounting estimates previously disclosed in that report.

Results of Operations

The following table shows the revenues, the directly related cost of transportation and other expenses for our principal services and our overhead expenses for the three months ended March 31, 2025 and 2024, including the respective percentage changes comparing 2025 and 2024.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended March 31,
(in thousands)	2025	2024	Percentage change
Airfreight services:
Revenues	$901,760	$759,374	19%
Expenses	648,494	537,591	21
Ocean freight services and ocean services:
Revenues	781,665	570,786	37
Expenses	573,901	413,983	39
Customs brokerage and other services:
Revenues	982,994	876,518	12
Expenses	554,280	481,706	15
Overhead expenses:
Salaries and related costs	457,937	413,162	11
Other	165,949	145,460	14
Total overhead expenses	623,886	558,622	12
Operating income	265,858	214,776	24
Other income, net	10,023	18,406	(46)
Earnings before income taxes	275,881	233,182	18
Income tax expense	71,782	62,782	14
Net earnings	204,099	170,400	20
Less net earnings attributable to the noncontrolling interest	304	1,248	(76)
Net earnings attributable to shareholders	$203,795	$169,152	20%

Airfreight services:

Airfreight services revenues and expenses increased 19% and 21%, respectively, during the three months ended March 31, 2025, as compared with the same period in 2024, due to 11% and 12% increases in average sell and buy rates, respectively, and a 9% increase in tonnage.

Tonnage increased most significantly on exports out of South Asia and North Asia during the three months ended March 31, 2025, as compared with the same periods in 2024, as a result of increased market demand primarily from technology customers. Tonnage in the first quarter 2025 was elevated as shippers accelerated orders to front load deliveries in anticipation of higher tariffs.

Average sell and buy rates increased during the three months ended March 31, 2025 on exports out of South Asia and MAIR due to elevated demand and limited capacity. The imbalance between demand and capacity is due to sourcing relocations in those regions and was also fueled by higher volumes due to potential tariff increases.

Seasonal changes in demand, impact from disruptions in the ocean market due to security and port congestion concerns, variable demand for airfreight capacity from direct e-commerce business, including the elimination of low-value de minimis exemption on shipments from China could cause volatility in average buy rates on certain lanes. Additionally, geopolitical concerns, inter-governmental trade disputes, new tariffs on imports into the US and retaliatory actions from other countries create uncertainty in the economy and the trade environment. As shippers and carriers react to these volatile conditions, it may negatively affect demand for airfreight services, which could significantly reduce our volumes and average sell and buy rates in the coming quarters. Though we are unable to predict how these uncertainties and any future disruptions will affect our operations or financial results prospectively, these conditions could result in significant decreases in our revenues and operating income.

Ocean freight and ocean services:

Ocean freight consolidation, direct ocean forwarding, and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues and expense increased 37% and 39%, respectively, for the three months ended March 31, 2025 as compared with the same period in 2024. The largest component of our ocean freight and ocean services revenue is derived from ocean freight consolidation, which represented 71% and 65% of ocean freight and ocean services revenue for the three month ended March 31, 2025 and 2024, respectively.

Ocean freight consolidation revenues and expenses increased 50% and 48%, respectively, for the three months ended March 31, 2025, as compared with the same period in 2024, primarily due to 39% and 38% increases in average sell and buy rates, and an 8% increase in containers shipped. Average buy rates per container increased due to strong demand compared to the first quarter of 2024, as importers front loaded deliveries in anticipation of higher tariffs. Rate declines that started in the fourth quarter of 2024 may continue throughout 2025 as demand softens and capacity increases when additional vessels are brought into service.

Containers shipped were higher, most significantly on exports out of North and South Asia. North and South Asia ocean freight and ocean services revenues increased 43% and 73%, and expenses increased 44% and 80%, respectively, for the three months ended March 31, 2025, compared to a relatively weak first quarter in 2024. Increases were primarily due to higher average sell and buy rates and containers shipped due to the factors above. For the three months ended March 31, 2025, North America ocean freight and ocean services revenues increased 22%, compared to the same period in 2024, primarily due to higher revenues on imports driven by higher buy rates on exports while expenses only increased 7%.

Order management revenues and expenses increased 29%, and 32%, respectively, for the three months ended March 31, 2025, compared to the same period in 2024 due to increases in volumes from new customers. Direct ocean freight forwarding revenues and expenses increased 3% and 4%, respectively, for the three months ended March 31, 2025, principally due to higher volumes for ancillary services in the United States.

The global economic and trade environment are increasingly uncertain and dynamic, with increases in trade tariffs and inter-governmental disputes. As shippers and carriers react to these volatile conditions, it may negatively affect demand, which could significantly reduce our volumes and average sell and buy rates in the coming quarters. Further, carriers are adding new vessels which will increase capacity. In addition, if safe passage through the Red Sea resumes, additional capacity will become available due to shorter transit times. Subsequent to March 31, 2025, we are seeing early signs that China to U.S. ocean volumes are declining significantly. While some of those volumes are shifting to other lanes, as customers look to mitigate their exposure to China-specific tariffs, it is too early to know what the overall decline in volumes might be. Speculation regarding additional tariffs may cause more customers to pause or cancel shipments entirely. These conditions could result in significant decreases in our revenues and operating income.

Customs brokerage and other services:

Customs brokerage and other services revenues and expenses increased 12% and 15% for the three months ended March 31, 2025, respectively, as compared with the same period in 2024, primarily due to increases in customs clearances, import services, road freight and warehousing and distribution from higher shipment volumes, principally in North America and Europe. North America and Europe revenues increased 14% and 7%, respectively and expenses increased 16% and 10%, respectively, for the three months ended March 31, 2025, respectively, as compared with the same period in 2024.

Import services, including charges at ports such as detention, drayage, terminal charges and delivery, and road freight services increased significantly in the first quarter of 2025 because of higher volumes from shippers front loading deliveries in anticipation of higher tariffs.

Customers value our brokerage services due to an increasingly dynamic and complex trade environment, and its impact on the declaration process. They seek knowledgeable customs brokers with sophisticated computerized capabilities critical to an overall logistics management program that are necessary to rapidly respond to changes in the regulatory and security environment. Should international trade slow, lower volumes and pricing could significantly reduce our revenues and operating income.

Overhead expenses:

Salaries and related costs increased 11% for the three months ended March 31, 2025 as compared with the same period in 2024, principally due to increased incentive compensation from improved operating results. Base salaries & benefits and headcount both increased 4% in the three months ended March 31, 2025 compared to 2024.

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

Our management compensation programs have always been incentive-based and performance driven. Total bonuses to field and executive management for the three months ended March 31, 2025, increased 31% when compared to the same periods in 2024, primarily due to higher operating income.

Generally, no management bonuses can be paid unless the relevant business unit is profitable. Any operating losses must be offset in their entirety by operating profits before management is eligible for a bonus. Executive management, in limited circumstances, makes exceptions at the branch operating unit level. Since the most significant portion of management compensation comes from the incentive bonus programs, we believe that this cumulative feature is a disincentive to excessive risk taking by our managers. The outcome of any higher risk transactions, such as overriding established credit limits, would be known in a relatively short time frame. Management believes that when the potential and certain impact on the bonus is fully considered in light of the short operating cycle of our services, the potential for short-term gains that could be generated by engaging in risky business practices is sufficiently mitigated to discourage excessive and inappropriate risk taking. Management believes that both the stability and the long-term growth in revenues, operating income and net earnings are a result of the incentives inherent in our compensation programs.

Other overhead expenses increased 14% or $20 million for the three months ended March 31, 2025, as compared with the same period in 2024. This increase is primarily due to technology related expenses along with increased consulting expenses, higher rental and occupancy expenses, and claims partially offset by a $4 million decrease in expenses related to indirect tax contingencies.

We expect to continue to enhance security and internal controls over our technology and systems and plan to deploy additional solutions which will result in increased expenses in the future. We will also continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to drive organic growth.

Income tax expense:

Our consolidated effective income tax rate was 26.0% for the three months ended March 31, 2025, as compared to 26.9% in the comparable period of 2024. For the three months ended March 31, 2025, and 2024, there was no BEAT expense and GILTI expense was insignificant. All periods benefited from U.S. income tax deductions for FDII as well as available U.S. Federal foreign tax credits principally from withholding taxes related to our foreign operations. We have no liability as of March 31, 2025, for the 15% corporate alternative minimum tax based on financial statement income (BMT), which became effective in 2023 in the U.S., under the Inflation Reduction Act. Some elements of the recorded impacts of the Inflation Reduction Act could be impacted by further legislative action as well as additional interpretations and guidance issued by the Internal Revenue Service or Treasury which could impact the estimates of the amounts the Company would be required to record for BMT in the future.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates transacting in a multitude of currencies other than the U.S. dollar. That exposes us to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or have agency relationships maintain strict currency control regulations that influence our ability to hedge foreign currency exposure. Historically, derivative financial instruments have not been used to manage foreign currency risk. In lieu of the use of foreign currency derivatives we instead try to compensate for these exposures by accelerating international currency settlements among our offices and agents. In the future, we may enter into foreign currency hedging transactions to manage our foreign currency risk. There are also regulatory or commercial limitations on our ability to move money freely, which could be impacted by inter-governmental disputes or new trade restrictions. We had no foreign currency derivatives outstanding at March 31, 2025 and December 31, 2024. For the three months ended March 31, 2025, net foreign currency losses were approximately $5 million compared to net foreign currency gains of approximately $7 million in the same period in 2024.

Historically, our business has not been adversely affected by inflation. Beginning in 2021 and continuing through 2024, many countries including the United States experienced increasing levels of inflation. As a result, our business continues to experience rising labor costs, service provider rate increases, higher rent and occupancy and other expenses. Due to the high degree of competition in the marketplace we may not be able to increase our prices to our customers to offset this inflationary pressure, which could lead to an erosion in our margins and operating income in the future. Conversely, raising our prices to keep pace with inflationary pressure may result in a decrease in volume and customer demand for our services. As we are not required to purchase or maintain extensive property and equipment and have not otherwise incurred substantial interest rate-sensitive indebtedness, we currently have limited direct exposure to increased interest expense resulting from increases in interest rates.

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

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three months ended March 31, 2025 was $343 million as compared with $257 million for the same period in 2024. The increase of $86 million for the three months ended March 31, 2025, was primarily due to the collection of accounts receivable and higher net earnings. At March 31, 2025, working capital was $1,650 million, including cash and cash equivalents of $1,319 million. Other than our recorded lease liabilities, we had no long-term obligations or debt at March 31, 2025. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

As a customs broker, we make significant short-term cash advances for a select group of our credit-worthy customers. These cash advances are for customer obligations such as the payment of duties and taxes to customs authorities in various countries throughout the world. Increases in duty rates have resulted in increases in the amounts we advance on behalf of our customers. Given the short time frame until we are reimbursed, we do not expect these outlays to have a significant effect on our liquidity. Cash advances are a “pass through” and are not recorded as a component of revenue and expense, except for fees associated with this service charged to customers. The billings of such advances to customers are accounted for as a direct increase in accounts receivable from the customer and a corresponding increase in accounts payable to governmental customs authorities. As a result of these “pass through” billings, the conventional Days Sales Outstanding or DSO calculation does not directly measure collection efficiency.

For customers that meet certain criteria, we have agreed to extend payment terms beyond our customary terms. Management believes that it has established effective credit control procedures and historically has experienced relatively insignificant collection problems.

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

Cash used in investing activities for the three months ended March 31, 2025 was $13 million as compared with $10 million for the same periods in 2024, primarily for capital expenditures. Capital expenditures in the three months ended March 31, 2025 were primarily related to continuing investments in building and leasehold improvements and technology and facilities equipment. Total anticipated capital expenditures in 2025 are currently estimated to be $50 million. This includes routine capital expenditures, leasehold and building improvements and investments in technology.

Cash used in financing activities during the three months ended March 31, 2025 was $166 million as compared with $375 million for the same period in 2024. We use the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to reduce outstanding shares. During the three months ended March 31, 2025, we used cash to repurchase 1.5 million shares of common stock, compared to 3.0 million shares of common stock during the same periods in 2024.

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

We maintain international unsecured bank lines of credit for short-term working capital purposes. A few of these credit lines are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks issuing the credit line. At March 31, 2025, borrowings under these credit lines were $32 million and we were contingently liable for $72 million from standby letters of credit and guarantees. The standby letters of credit and guarantees primarily relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls,or could be impacted by inter-governmental disputes or new trade restrictions. At March 31, 2025, cash and cash equivalent balances of $561 million were held by our non-United States subsidiaries, of which $11 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks are primarily related to foreign exchange risk and changes in short-term interest rates. The potential impact of our exposure to these risks is presented below:

Foreign Exchange Risk

We conduct business in many different countries and currencies. Our business often results in billings issued in a country and currency that differs from that where the expenses related to the service are incurred. In the ordinary course of business, we create numerous intercompany transactions and may have receivables, payables and currencies that are not denominated in the local functional currency. This brings foreign exchange risk to our earnings. The principal foreign exchange risks to which Expeditors is exposed include Chinese Yuan, Indian Rupee, Euro, Mexican Peso, Canadian Dollar, British Pound and Vietnamese Dong.

Most of our subsidiaries operate in functional currencies other than the U.S. dollar. The translation of foreign subsidiaries' non-US denominated balance sheets and income statements into U.S. dollar for consolidated reporting, results in a cumulative translation adjustment to accumulated other comprehensive loss within shareholders' equity.

Foreign exchange rate translation sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the three months ended March 31, 2025, would have had the effect of raising operating income by approximately $16 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $13 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

Historically, derivative financial instruments have not been used to manage foreign currency risk. For the three months ended March 31, 2025, net foreign currency transactional losses were approximately $5 million compared to net foreign currency transactional gains of approximately $7 million during the same period in 2024. In lieu of the use of foreign currency derivatives, we instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of March 31, 2025, we had approximately $203 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.

Interest Rate Risk

At March 31, 2025, we had cash and cash equivalents of $1,319 million of which $707 million was invested at various short-term market interest rates. We had no long-term debt at March 31, 2025. A hypothetical change in the interest rate of 10 basis points at March 31, 2025 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the first quarter of 2025.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses in internal control over financial reporting described below.

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

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, with respect to the material weaknesses identified, management with the oversight of the Audit Committee of the Board of Directors, has taken steps to remediate such material weaknesses, including:

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

Management, with assistance from PwC Consulting, has made progress on the steps laid out in our 2024 Annual Report on Form 10-K, including hiring additional qualified personnel, purchasing third-party software solutions, developing training programs for information technology personnel and developing management action plans and procedures for identified deficiencies. These material weaknesses will not be considered fully remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through additional testing, that these controls are operating effectively. Primarily due to the complexities and interdependencies of our internally developed legacy and other systems and time needed to evaluate and implement third-party software solutions, we are currently unable to estimate when full remediation of these material weaknesses will be completed. We will continue to perform supplemental review procedures for direct database changes and perform additional analysis to supplement our existing controls and other procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP.

The Audit Committee's oversight of ongoing actions being taken by management to remediate and strengthen information technology controls includes monthly reports and formal comprehensive presentations at all Audit Committee meetings from the Chief Information Officer and Chief Information Security Officer.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Expeditors is involved in claims, lawsuits, government investigations, income, transfer pricing and indirect tax audits and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal and tax advisors, none of these matters are expected to have a material effect on our operations, cash flows or financial position. As of March 31, 2025, the amounts recorded for claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the risk factors under Item 1A Risk Factors in our Annual Report on Form 10-K filed on February 21, 2025. There have been no material changes in Expeditors' risk factors from those disclosed under Item 1A Risk Factors in our annual report on Form 10-K filed on February 21, 2025, except for the following:

Industry Risks

The current volatile international trade environment as a result of intergovernmental disputes, trade actions, increased tariffs and other geo-political risks may adversely impact our business and operating results

The United States has undertaken a substantial global tariff rebalancing effort, resulting in higher tariffs on imports, including significantly higher tariffs on goods made in China. These measures led to threatened or actual retaliatory tariffs on goods made in the United States from several countries, including China, the European Union, and Canada. This created an unpredictable trade environment for shippers to determine if and how to adapt their sourcing patterns given these new and fast-changing regulations. If these conditions result in a significant, short-term or longer-term, decrease or redistribution of international trade volumes, it could negatively affect our business volumes and revenues. Expeditors' activity is particularly exposed to trade volume impacts from trade actions and tariff disputes between China and the United States, as we generated 22% of our revenues and 17% of our operating income in 2024, on exports from China and Hong Kong. Uncertainty and changes to trade volumes, could also affect air and ocean freight carriers because they may adjust capacity and transportation schedules, which could result in volatility in available capacity, and average buy and sell rates, all of which could adversely impact our operations and financial results. Subsequent to March 31, 2025, we are seeing early signs that China to U.S. ocean volumes are declining significantly. While some of those volumes are shifting to other lanes, as customers look to mitigate their exposure to China-specific tariffs, it is too early to know what the overall decline in volumes might be. Speculation regarding additional tariffs may cause more customers to pause or cancel shipments entirely. Many of our customers are subject to the increased tariffs and may experience increased costs of conducting business. This could result in a loss of business, bad debt, or increased expenses in the future, if our customers' ability to pay deteriorates or if customers abandon cargo. Additionally, the increased complexity of trade regulations and customs declaration processes, challenge our ability to be in compliance with such ever-changing regulations and may require us to dedicate additional resources to our customs brokerage operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

(shares in thousands)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
January 1-31, 2025	-	-	-	8,020
February 1-28, 2025	376	$117.41	376	7,753
March 1-31, 2025	1,136	117.25	1,136	6,773
Total	1,512	$117.29	1,512	6,773

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
Not applicable.
(b)
Not applicable.
(c)
During the quarterly period ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
10.24	Form of Employment Agreement executed by Daniel R. Wall, Expeditors' President and Chief Executive Officer dated April 30, 2025 and effective as of April 1, 2025

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

May 8, 2025	/s/ DANIEL R. WALL
Daniel R. Wall, President, Chief Executive Officer and Director

May 8, 2025	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer