Form 10-Q
period 2025-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2025-08-07
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

At August 4, 2025, the number of shares outstanding of the issuer’s common stock was 135,718,520.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets:
Current Assets:
Cash and cash equivalents	$1,156,162	$1,148,320
Accounts receivable, less allowance for credit loss of $7,575 at June 30, 2025 and $6,878 at December 31, 2024	2,005,094	1,997,840
Deferred contract costs	309,371	349,343
Other	180,949	164,272
Total current assets	3,651,576	3,659,775
Property and equipment, less accumulated depreciation and amortization of $651,685 at June 30, 2025 and $615,533 at December 31, 2024	469,714	449,404
Operating lease right-of-use assets	565,367	551,652
Goodwill	7,927	7,927
Deferred federal and state income taxes, net	75,943	70,671
Other assets, net	15,954	15,029
Total assets	$4,786,481	$4,754,458
Liabilities:
Current Liabilities:
Accounts payable	1,118,283	1,036,749
Accrued liabilities, primarily salaries and related costs	468,426	451,921
Contract liabilities	385,414	441,927
Current portion of operating lease liabilities	113,626	106,736
Federal, state and foreign income taxes	30,525	29,140
Total current liabilities	2,116,274	2,066,473
Noncurrent portion of operating lease liabilities	472,924	462,201
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01 per share. Issued and outstanding: 135,134 at June 30, 2025 and 138,003 at December 31, 2024	1,351	1,380
Additional paid-in capital	—	—
Retained earnings	2,380,278	2,455,132
Accumulated other comprehensive loss	(186,275)	(233,500)
Total shareholders’ equity	2,195,354	2,223,012
Noncontrolling interest	1,929	2,772
Total equity	2,197,283	2,225,784
Total liabilities and equity	$4,786,481	$4,754,458

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:
Airfreight services	$951,787	$860,323	$1,853,547	$1,619,697
Ocean freight and ocean services	675,782	651,675	1,457,447	1,222,461
Customs brokerage and other services	1,024,316	927,003	2,007,310	1,803,521
Total revenues	2,651,885	2,439,001	5,318,304	4,645,679
Operating Expenses:
Airfreight services	698,402	645,168	1,346,896	1,182,759
Ocean freight and ocean services	483,475	478,121	1,057,376	892,104
Customs brokerage and other services	571,480	516,119	1,125,760	997,825
Salaries and related	471,336	426,431	929,273	839,593
Rent and occupancy	65,741	59,597	130,084	120,849
Depreciation and amortization	13,847	14,979	28,451	30,140
Selling and promotion	9,928	7,998	18,502	14,777
Other	89,940	66,669	168,368	128,937
Total operating expenses	2,404,149	2,215,082	4,804,710	4,206,984
Operating income	247,736	223,919	513,594	438,695
Other Income (Expense):
Interest income	9,183	11,904	18,367	26,782
Other, net	1,050	98	1,889	3,626
Other income, net	10,233	12,002	20,256	30,408
Earnings before income taxes	257,969	235,921	533,850	469,103
Income tax expense	74,050	60,770	145,832	123,552
Net earnings	183,919	175,151	388,018	345,551
Less net earnings (losses) attributable to the noncontrolling interest	345	(318)	649	930
Net earnings attributable to shareholders	$183,574	$175,469	$387,369	$344,621
Diluted earnings attributable to shareholders per share	$1.34	$1.24	$2.82	$2.41
Basic earnings attributable to shareholders per share	$1.35	$1.24	$2.83	$2.43
Weighted average diluted shares outstanding	136,631	141,716	137,537	142,928
Weighted average basic shares outstanding	136,266	141,013	137,045	142,104

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net earnings	$183,919	$175,151	$388,018	$345,551
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of income tax expense (benefit) of $1,577 and $1,474 for the three months ended June 30, 2025 and 2024 and $2,072 and $(1,540) for the six months ended June 30, 2025 and 2024	33,396	(10,862)	47,079	(26,387)
Other comprehensive income (loss)	33,396	(10,862)	47,079	(26,387)
Comprehensive income	217,315	164,289	435,097	319,164
Less comprehensive income (loss) attributable to the noncontrolling interest	217	(197)	503	943
Comprehensive income attributable to shareholders	$217,098	$164,486	$434,594	$318,221

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating Activities:
Net earnings	$183,919	$175,151	$388,018	$345,551
Adjustments to reconcile net earnings to net cash from operating activities:
Provisions for losses on accounts receivable	1,051	1,644	1,812	2,038
Deferred income tax benefit	(7,523)	(6,917)	(7,447)	(4,623)
Stock compensation expense	27,267	25,704	38,816	38,076
Depreciation and amortization	13,847	14,979	28,451	30,140
Other, net	4,474	1,885	6,765	3,870
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(57,984)	(286,085)	50,165	(346,627)
Increase in accounts payable and accrued liabilities	61,885	211,692	43,466	295,283
(Increase) decrease in deferred contract costs	(21,617)	(122,258)	54,356	(186,320)
Increase (decrease) in contract liabilities	16,961	135,067	(72,327)	204,375
Decrease in income taxes payable, net	(44,668)	(29,854)	(14,328)	(7,168)
Decrease in other, net	1,600	5,761	4,087	9,078
Net cash from operating activities	179,212	126,769	521,834	383,673
Investing Activities:
Purchase of property and equipment	(15,875)	(7,943)	(29,027)	(18,124)
Other, net	24	66	180	163
Net cash from investing activities	(15,851)	(7,877)	(28,847)	(17,961)
Financing Activities:
Proceeds from borrowings on lines of credit	194	4,082	624	4,126
Payments on borrowings on lines of credit	(102)	(2,823)	(337)	(20,109)
Proceeds from issuance of common stock	5,132	6,449	18,175	14,478
Repurchases of common stock	(231,116)	(102,300)	(408,470)	(462,824)
Dividends paid	(104,139)	(102,638)	(104,139)	(102,638)
Payments for taxes related to net share settlement of equity awards	(9,844)	(10,163)	(10,353)	(15,348)
Distribution to noncontrolling interest	—	—	(1,346)	—
Net cash from financing activities	(339,875)	(207,393)	(505,846)	(582,315)
Effect of exchange rate changes on cash and cash equivalents	14,156	(10,102)	20,701	(24,427)
Change in cash and cash equivalents	(162,358)	(98,603)	7,842	(241,030)
Cash and cash equivalents at beginning of period	1,318,520	1,370,456	1,148,320	1,512,883
Cash and cash equivalents at end of period	$1,156,162	$1,271,853	$1,156,162	$1,271,853
Taxes Paid:
Income taxes	$125,277	$96,739	$165,901	$133,603

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Total Shareholders' Equity, Beginning of Period	$2,285,791	$2,195,462	$2,223,012	$2,390,350
Common Stock Par Value
Beginning of period	1,368	1,411	1,380	1,439
Shares issued under employee stock plans, net	3	4	6	6
Shares repurchased under provisions of stock repurchase plan	(20)	(9)	(35)	(39)
End of period	1,351	1,406	1,351	1,406
Additional Paid-In Capital
Beginning of period	—	—	—	—
Shares issued under employee stock plans, net	(4,715)	(3,719)	7,816	(877)
Shares repurchased under provisions of stock repurchase plan	(23,370)	(14,986)	(47,494)	(30,494)
Stock compensation expense	27,267	25,704	38,816	38,076
Dividend equivalents paid	818	733	862	1,027
End of period	—	7,732	—	7,732
Retained Earnings
Beginning of period	2,504,222	2,401,525	2,455,132	2,580,968
Shares repurchased under provisions of stock repurchase plan	(202,560)	(87,883)	(357,221)	(436,184)
Net earnings	183,574	175,469	387,369	344,621
Dividend and dividend equivalents paid	(104,958)	(103,371)	(105,002)	(103,665)
End of period	2,380,278	2,385,740	2,380,278	2,385,740
Accumulated Other Comprehensive Loss
Beginning of period	(219,799)	(207,474)	(233,500)	(192,057)
Other comprehensive income (loss)	33,524	(10,983)	47,225	(26,400)
End of period	(186,275)	(218,457)	(186,275)	(218,457)
Total Shareholders' Equity
End of period	2,195,354	2,176,421	2,195,354	2,176,421
Noncontrolling Interest
Beginning of period	1,712	2,203	2,772	1,063
Net earnings	345	(318)	649	930
Other comprehensive (loss) income	(128)	121	(146)	13
Distributions to noncontrolling interest	—	—	(1,346)	—
End of period	1,929	2,006	1,929	2,006
Total Equity
End of period	$2,197,283	$2,178,427	$2,197,283	$2,178,427
Common Shares Outstanding
Beginning of period	136,773	141,119	138,003	143,866
Shares issued under employee stock plans, net	361	389	643	642
Shares repurchased under provisions of stock repurchase plan	(2,000)	(875)	(3,512)	(3,875)
End of period	135,134	140,633	135,134	140,633

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

All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for per share data or unless otherwise specified. Certain prior year amounts have been reclassified to conform to the current year presentation in the business segment information note as explained in Note 1 F.

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

The Company typically satisfies its performance obligations as services are rendered over time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed over the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one to two month-period and contracts with customers have an original expected duration of less than one year. The Company satisfied nearly all performance obligations for the contract liabilities recorded as of March 31, 2025.

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

D.
Accounts Receivable

The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method that uses historical credit loss information and considers the current economic environment. Additional allowances may be necessary in the future if changes in economic conditions are significant enough to affect expected credit losses. The Company has recorded an allowance for credit loss in the amounts of $7,575 as of June 30, 2025 and $6,878 as of December 31, 2024. Additions and write-offs have not been significant in the periods presented.

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

F. Recent Accounting Pronouncements

Improvements to Reportable Segment Disclosures

The Company adopted new improvements to reportable segment disclosures on a retrospective basis for the 2024 annual period, and for interim periods beginning January 1, 2025. The Accounting Standards Update (ASU) requires, among other things, the disclosure in interim periods about a reportable segment’s profit or loss and assets that are currently required annually, and disclosures of significant segment expenses and profit and loss measures provided to the Chief Operating Decision Maker (CODM). The ASU does not change how the Company identifies its operating segments. The adoption of this standard resulted in identifying directly related cost of transportation and other expenses and salaries and related costs as significant segment expenses disclosed in the business segment information note, including the reclassifications of such prior year amounts.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued an ASU which expands income tax disclosures by requiring the disclosure, on an annual basis, of a tabular rate reconciliation using both percentages and currency amounts, broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, disclosure is required of income taxes paid, net of refunds received, disaggregated by federal, state/local, and foreign and by jurisdiction, if the amount is at least 5% of total income tax payments, net of refunds received. This standard became effective for the Company on January 1, 2025 and the Company plans to apply this ASU prospectively by providing the new disclosures beginning with our Annual Report on Form 10-K for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods. The Company expects this ASU to only impact its disclosures with no impacts to its consolidated financial statements, cash flows and financial condition.

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

In the second quarter of 2025 and 2024, the Company awarded 380 and 334 restricted stock units (RSUs), respectively. The RSUs were granted at a weighted-average fair value of $106.18 in 2025 and $114.90 in 2024, respectively. The RSUs vest annually over 3 years based on continued employment and are settled upon vesting in shares of the Company's common stock on a one-for-one basis. The value of an RSU award is based on the Company's stock price on the date of grant. Additionally, in the second quarter of both 2025 and 2024, 15 fully vested restricted stock awards were granted to non-employee directors.

The Company also awarded 94 and 78 performance stock units (PSUs) in the second quarter of 2025 and 2024, respectively. Outstanding PSUs include performance conditions to be finally measured in 2025, 2026 and 2027. The final number of PSUs will be determined using an adjustment factor of up to 2 times or down to 0.5 of the targeted PSU grant. If the minimum performance thresholds are not achieved, no shares will be issued. Each PSU will convert to one share of the Company's common stock upon vesting.

The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year. No shares were issued in the three and six months ended June 30, 2025 and 2024, respectively.

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

Note 3. Taxes

As of June 30, 2025, U.S. corporate income tax laws and regulations include a territorial tax framework and provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries, Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies as well as U.S. income tax deductions for Foreign-derived intangible income (FDII). The Company treats GILTI as a discrete adjustment as a component of current income tax expense. Earnings of the Company's foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States. The Company recognizes interest expense related to unrecognized tax benefits or underpayment of income taxes in interest expense, included in other income (expense) and recognizes penalties in other operating expenses.

On July 4, 2025, “An Act to Provide for Reconciliation Pursuant to Title II of the H. Con. Res. 14” (the 2025 Tax Act) was enacted. The 2025 Tax Act provides for several corporate tax changes including, but not limited to, restoring full expensing of domestic research and development costs, restoring immediate deductibility of certain capital expenditures, and changes in the computations of U.S. taxation on international earnings. The Company is in the process of evaluating the provisions of the 2025 Tax Act but does not expect that it will have a material impact to consolidated tax expense and cash flows for 2025.

The Company is subject to taxation in various states and many foreign jurisdictions including the People’s Republic of China, including Hong Kong, Taiwan, Vietnam, India, Mexico, Brazil, Canada, Netherlands and the United Kingdom. The Company believes that its tax positions, including intercompany transfer pricing policies, are reasonable and consistent with established transfer pricing methodologies and norms. The Company is under, or may be subject to, audit or examination and assessments by the relevant authorities in respect to these and any other jurisdictions primarily for years 2009 and thereafter. Sometimes audits result in proposed assessments where the ultimate resolution could result in significant additional tax, penalties and interest payments being required. The Indian tax authority (ITA) has asserted that additional income tax applies on transactions between and amongst the Company and its Indian subsidiary, as well as additional service tax applicable to ocean and air imports and exports. We believe that ITA’s positions are without merit and we are defending our position vigorously in Indian courts. If these matters are adversely resolved, we would recognize significant additional tax expense, including interest and penalties. The Company establishes liabilities when, despite its belief that the tax filing positions are appropriate and consistent with tax law, it concludes that it may not be successful in realizing the tax position. In evaluating a tax position, the Company determines whether it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position and in consultation with qualified legal and tax advisors.

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

Elements of the recorded impacts of enacted tax laws and regulations could be impacted by further legislative action as well as additional interpretations and guidance issued by the Internal Revenue Service or Treasury in the U.S. and by similar governmental bodies in jurisdictions outside of the U.S. Such changes could impact the estimates of the amounts the Company has recorded.

The Company’s consolidated effective income tax rate increased to 28.7% and 27.3% for the three and six months ended June 30, 2025, as compared to 25.8% and 26.3% in the comparable periods of 2024, principally from higher foreign tax expense driven by changes in foreign currency exchange rates and certain non-deductible expenses. For the three and six months ended June 30, 2025, and 2024, there was no BEAT expense and GILTI expense was insignificant. All periods benefited from U.S. income tax deductions for FDII as well as available U.S. Federal foreign tax credits principally from withholding taxes related to our foreign operations. The Company has no liability as of June 30, 2025, for the 15% corporate alternative minimum tax based on financial statement income (BMT), which became effective in 2023. For the periods ended June 30, 2025 and 2024, the amount of Pillar Two income tax expense was insignificant.

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

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net earnings attributable to shareholders	$183,574	$175,469	$387,369	$344,621
Denominator:
Weighted-average basic shares outstanding	136,266	141,013	137,045	142,104
Effect of dilutive share-based awards	365	703	492	824
Weighted-average diluted shares	136,631	141,716	137,537	142,928
Basic earnings per share	$1.35	$1.24	$2.83	$2.43
Diluted earnings per share	$1.34	$1.24	$2.82	$2.41

For both the three and six months ended June 30, 2025 and 2024, substantially all outstanding potential common shares were dilutive.

Note 5. Shareholders' Equity

The Company has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding common stock down to 130,000 shares. This authorization has no expiration date. During the six months ended June 30, 2025, there were 3,512 shares repurchased at an average price of $114.31 per share, compared to 3,875 shares repurchased at an average price of $119.43 during the same period in 2024.

Accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments, net of related income tax effects, for all the periods presented.

On May 6, 2025, the Board of Directors declared a semi-annual dividend of $0.77 per share payable on June 16, 2025 to shareholders of record as of June 2, 2025. On May 6, 2024, the Board of Directors declared a semi-annual dividend of $0.73 per share payable on June 17, 2024 to shareholders of record as of June 3, 2024.

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

Cash and cash equivalents consist of the following:

	June 30, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$585,024	$585,024	$623,561	$623,561
Corporate commercial paper	499,476	499,787	498,185	498,742
Time deposits and money market funds	71,662	71,662	26,574	26,574
Total cash and cash equivalents	$1,156,162	$1,156,473	$1,148,320	$1,148,877

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

Note 8. Business Segment Information

The Company is organized functionally in geographic operating segments. Accordingly, when evaluating the effectiveness of geographic segments, management focuses its attention on revenues, directly related cost of transportation and other expenses for each of the Company’s three primary sources of revenues, as well as, salaries and related costs, other operating expenses, depreciation and amortization, operating income, identifiable assets, capital expenditures and equity generated in each of these geographical areas. The President and Chief Executive Officer was determined to be the CODM, as in his capacity he is responsible for setting company strategies and initiatives, establishing company policies, allocating company resources and assessing the performance of the Company’s business segments. Operating income is the primary measure of business segments' profit or loss that is most consistent with the measurement principles of U.S.GAAP and no items below operating income are allocated to segments. The CODM uses operating income to review financial performance, progress of the Company's strategic initiatives and to determine compensation of segment managers. Transactions among the Company’s various offices are conducted using the same arms-length pricing methodologies the Company uses when its offices transact business with independent agents. Certain costs are allocated among the segments based on the relative value of the underlying services, which can include allocation based on actual costs incurred or estimated cost plus a profit margin. There were no significant changes to allocate or measure expenses used to determine segment profit or loss.

Financial information regarding the Company’s operations by geographic area is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the three months ended June 30, 2025:
Revenues	$877,325	108,128	66,904	636,785	359,531	449,712	155,458	(1,958)	2,651,885
Directly related cost of transportation and other expenses[1]	$454,354	67,428	40,945	507,413	277,355	293,878	113,243	(1,259)	1,753,357
Salaries and related costs	$266,018	20,205	11,030	36,686	28,567	88,913	19,917	—	471,336
Other operating expenses[2]	$31,859	16,726	9,745	36,820	28,117	41,878	15,015	(704)	179,456
Operating income	$125,094	3,769	5,184	55,866	25,492	25,043	7,283	5	247,736
Identifiable assets at period end	$2,554,090	186,248	105,069	523,858	354,318	789,514	286,466	(13,082)	4,786,481
Capital expenditures	$6,146	257	274	4,545	1,189	1,928	1,536	—	15,875
Depreciation and amortization	$7,896	499	253	1,176	622	2,791	610	—	13,847
Equity	$1,475,449	57,602	37,810	192,012	119,338	191,551	162,159	(38,638)	2,197,283
For the three months ended June 30, 2024:
Revenues	$779,170	110,723	45,314	637,351	287,943	409,455	170,349	(1,304)	2,439,001
Directly related cost of transportation and other expenses[1]	$423,102	65,374	24,640	512,146	223,238	262,451	128,949	(492)	1,639,408
Salaries and related costs	$238,974	19,976	8,860	35,955	24,463	80,088	18,115	—	426,431
Other operating expenses[2]	$24,701	14,363	5,691	34,807	18,621	39,625	12,237	(802)	149,243
Operating income	$92,393	11,010	6,123	54,443	21,621	27,291	11,048	(10)	223,919
Identifiable assets at period end	$2,566,053	173,764	93,967	626,892	336,598	738,068	284,672	(31,673)	4,788,341
Capital expenditures	$2,948	575	129	355	1,955	1,094	887	—	7,943
Depreciation and amortization	$9,106	535	278	1,098	419	2,784	759	—	14,979
Equity	$1,546,936	32,700	41,135	163,913	129,886	151,165	153,155	(40,463)	2,178,427

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the six months ended June 30, 2025:
Revenues	$1,731,774	224,613	129,293	1,331,793	724,108	872,507	308,330	(4,114)	5,318,304
Directly related cost of transportation and other expenses[1]	$906,271	140,621	77,380	1,061,907	558,850	565,594	222,091	(2,682)	3,530,032
Salaries and related costs	$524,107	39,797	21,468	77,047	56,639	170,462	39,753	—	929,273
Other operating expenses[2]	$54,407	31,554	19,659	74,566	51,402	85,237	30,043	(1,463)	345,405
Operating income	$246,989	12,641	10,786	118,273	57,217	51,214	16,443	31	513,594
Identifiable assets at period end	$2,554,090	186,248	105,069	523,858	354,318	789,514	286,466	(13,082)	4,786,481
Capital expenditures	$14,553	483	499	5,050	2,063	3,084	3,295	—	29,027
Depreciation and amortization	$16,834	996	504	2,232	1,192	5,437	1,256	—	28,451
Equity	$1,475,449	57,602	37,810	192,012	119,338	191,551	162,159	(38,638)	2,197,283
For the six months ended June 30, 2024:
Revenues	$1,530,713	217,573	89,806	1,182,292	515,662	807,772	304,455	(2,594)	4,645,679
Directly related cost of transportation and other expenses[1]	$827,051	132,084	49,104	938,620	387,262	516,970	222,741	(1,144)	3,072,688
Salaries and related costs	$472,287	38,882	17,707	70,897	47,380	157,660	34,780	—	839,593
Other operating expenses[2]	$47,096	28,541	13,608	67,125	36,616	79,141	24,036	(1,460)	294,703
Operating income	$184,279	18,066	9,387	105,650	44,404	54,001	22,898	10	438,695
Identifiable assets at period end	$2,566,053	173,764	93,967	626,892	336,598	738,068	284,672	(31,673)	4,788,341
Capital expenditures	$8,476	1,974	282	637	2,099	3,312	1,344	—	18,124
Depreciation and amortization	$18,126	1,032	567	2,191	967	5,754	1,503	—	30,140
Equity	$1,546,936	32,700	41,135	163,913	129,886	151,165	153,155	(40,463)	2,178,427

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements Under Private Securities Litigation Reform Act Of 1995; Certain Cautionary Statements

Certain portions of this report on Form 10-Q including the sections entitled "Overview," "Summary of Second Quarter 2025," "Industry Trends, Trade Conditions and Competition," "Seasonality," "Critical Accounting Estimates," "Results of Operations," "Income tax expense," "Currency and Other Risk Factors" and "Liquidity and Capital Resources" contain forward-looking statements. Words such as "will likely result," "expects", "are expected to," "would expect," "would not expect," "will continue," "is anticipated," "estimate," "project," "plan," "believe," "probable," "reasonably possible," "may," "could," "should," "would," "intends," "foreseeable future" or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, signs of a slowing economy and drop in demand, future supply chain and transportation disruptions and other characterizations of disruptive events or circumstances are forward-looking statements. In addition, forward-looking statements are subject to certain risks and uncertainties, including risks associated with the impact of tariffs or other government actions on global trade volumes and economies, and tax audits and other contingencies that could cause actual results to differ materially from our historical experience and our present expectations or projections. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. Attention should be given to the risk factors identified and discussed in Part I, Item 1A in the Company’s annual report on Form 10-K filed on February 21, 2025 and in Part II, Item 1A in this report. Management believes that these forward-looking statements are reasonable as of this filing date and we do not assume any obligations to update these statements except as required by law.

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

Summary of Second Quarter 2025

The significant impacts are discussed within “Results of Operations” and summarized below.

•
Strong demand for all our services, in part due to U.S. importers managing shipments in anticipation of higher trade tariffs, which resulted in increased volumes and volatility in average sell and buy rates.
•
Ocean containers shipped and airfreight tonnage both increased 7% compared to a relatively weak second quarter in 2024.
•
Growing complexity in customs brokerage due to the dynamic trade environment has resulted in high demand for our brokerage services resulting in growth in revenues from customs declarations fees, as well as increases in the resources to support that activity.
•
As a result of the rates and volumes noted above, revenues in all our services performed well and expenses increased proportionally.
•
Operating income increased 11% and net earnings to shareholders, which was impacted by a higher effective tax rate, increased 5%, as compared to the second quarter of 2024.
•
Cash from operating activities was $179 million, up from $127 million from the second quarter 2024.
•
We returned $335 million to shareholders in common stock repurchases and dividends.

Industry Trends, Trade Conditions and Competition

We operate in over 60 countries in the competitive global logistics industry and our activities are closely tied to the global economy. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, laws and policies relating to tariffs, trade restrictions, foreign investment and taxation. Periodically, governments consider changes to tariffs, impose trade restrictions and accords. Currently, the United States has undertaken a substantial global trade policies rebalancing effort resulting in significantly higher tariffs on imports. Increased tariffs on certain sectors for Canada, China, and Mexico took effect in the first quarter of 2025. Additionally, reciprocal tariffs on certain countries were expected to take effect in April 2025, but were later postponed to July and are now paused until August 2025, while trade negotiations by country are taking place. The United States has also imposed significantly higher tariffs on goods made in China, which are in effect. These measures have led to threatened or actual retaliatory tariffs and trade actions from several countries, including China and Canada. The potential for further tariff changes and trade restrictions remains high, creating an unpredictable environment for international trade. In addition, the "de minimis exemption", which exempted shipments of goods made in China and Hong Kong of less than $800 from tariffs, was terminated on May 2, 2025. Changes in import and export regulations may further impact the flow of trade and the global economy. We cannot predict how changes in tariffs and trade restrictions will affect our business. As governments impose import and export restrictions, shippers may adjust their sourcing patterns on a temporary or longer-term basis and potentially shift manufacturing to other countries over time. Additionally, the constant changes in trade regulations since the beginning of 2025 are adding complexity to the customs declarations process, making compliance with regulations increasingly challenging.

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

The global economic and trade environments remain highly uncertain; including inflation remaining higher than historical levels, volatility in oil prices, high interest rates and the conflicts in the Middle East and Ukraine. In the first quarter of 2025, we saw high demand on exports out of Asia and continued to see high demand on exports out of South Asia in the second quarter 2025, resulting in high average buy and sell rates where demand exceeded carrier capacity. However, we believe additional ocean and air transportation capacity will become available if demand softens due to uncertainty in economic and trade regulations, safe passage through the Red Sea resumes, and the capacity made available by the revocation of the de minimis tariff exemption for low-value goods made in China and Hong Kong. These conditions could result in declines in average sell and buy rates. We also expect that pricing volatility will continue as carriers adapt to changes in demand, changing fuel prices, available capacity, security risks and react to governmental trade policies and other regulations. Additionally, we cannot predict the direct or indirect impact that further changes in purchasing behavior, such as the evolution of international direct e-commerce platforms, could have on our business. Some customers are relocating manufacturing to other countries to mitigate the impact of higher tariffs on imports, reduce their supply chain risks, address disruptions caused by pandemics and geopolitical issues. These changes could negatively affect our business.

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

Results of Operations

The following table shows the revenues, the directly related cost of transportation and other expenses for our principal services and our overhead expenses for the three and six months ended June 30, 2025 and 2024, including the respective percentage changes comparing 2025 and 2024.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2025	2024	Percentage change	2025	2024	Percentage change
Airfreight services:
Revenues	$951,787	$860,323	11%	$1,853,547	$1,619,697	14%
Expenses	698,402	645,168	8	1,346,896	1,182,759	14
Ocean freight services and ocean services:
Revenues	675,782	651,675	4	1,457,447	1,222,461	19
Expenses	483,475	478,121	1	1,057,376	892,104	19
Customs brokerage and other services:
Revenues	1,024,316	927,003	10	2,007,310	1,803,521	11
Expenses	571,480	516,119	11	1,125,760	997,825	13
Overhead expenses:
Salaries and related costs	471,336	426,431	11	929,273	839,593	11
Other	179,456	149,243	20	345,405	294,703	17
Total overhead expenses	650,792	575,674	13	1,274,678	1,134,296	12
Operating income	247,736	223,919	11	513,594	438,695	17
Other income, net	10,233	12,002	(15)	20,256	30,408	(33)
Earnings before income taxes	257,969	235,921	9	533,850	469,103	14
Income tax expense	74,050	60,770	22	145,832	123,552	18
Net earnings	183,919	175,151	5	388,018	345,551	12
Less net earnings (losses) attributable to the noncontrolling interest	345	(318)	(208)	649	930	(30)
Net earnings attributable to shareholders	$183,574	$175,469	5%	$387,369	$344,621	12%

Airfreight services:

Airfreight services revenues and expenses increased 11% and 8%, respectively, during the three months ended June 30, 2025, as compared with the same periods in 2024, due to a 7% increase in tonnage and 4% and 3% increases in average sell and buy rates, respectively. Airfreight services revenues and expenses both increased 14%, respectively, during the six months ended June 30, 2025, as compared with the same periods in 2024, due to an 8% increase in tonnage and 7% increases in both average sell and buy rates, respectively.

Tonnage increased in most regions during the three and six months ended June 30, 2025, as compared with the same periods in 2024, as a result of increased market demand primarily from technology customers. Tonnage in the first half of 2025 was elevated as shippers accelerated orders to front load deliveries in anticipation of higher tariffs in 2025.

Average sell and buy rates increased during the three and six months ended June 30, 2025 on exports out of South Asia and Europe due to elevated demand and limited capacity. The imbalance between demand and capacity is due to sourcing relocations to South Asia and was also fueled by higher volumes due to potential tariff increases. Average sell and buy rates for North Asia and MAIR exports also increased during the six months ended June 30, 2025, mainly due to strong first-quarter demand in advance of the elimination of the de minimis exemption and increase in tariffs.

Seasonal changes in demand, impact from disruptions in the ocean market due to security concerns, variable demand for airfreight capacity from direct e-commerce business, including the effects of the elimination of low-value de minimis exemption on shipments from China could cause volatility in average buy rates on certain lanes. Additionally, geopolitical concerns, inter-governmental trade disputes, new tariffs on imports into the US and retaliatory actions from other countries create uncertainty in the economy and the trade environment. As shippers and carriers react to these volatile conditions, it may negatively affect demand for airfreight services, which could significantly reduce our volumes and average sell and buy rates in the coming quarters. Though we are unable to predict how these uncertainties and any future disruptions may affect our operations or financial results prospectively, these conditions could result in significant decreases in our revenues and operating income.

Ocean freight and ocean services:

Ocean freight consolidation, direct ocean forwarding, and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues and expense increased 4% and 1%, respectively, for the three months ended June 30, 2025 as compared with the same period in 2024. Ocean freight and ocean services revenues and expense both increased 19%, for the six months ended June 30, 2025 as compared with the same period in 2024. The largest component of our ocean freight and ocean services revenue is derived from ocean freight consolidation, which represented 69% and 66% of ocean freight and ocean services revenue for the six months ended June 30, 2025 and 2024, respectively.

Ocean freight consolidation revenues increased 1% while expenses decreased 2%, respectively, for the three months ended June 30, 2025, as compared with the same period in 2024, primarily due to 6% and 9% decreases in average sell and buy rates, offset by a 7% increase in containers shipped. Ocean freight consolidation revenues and expenses increased 24% and 21%, respectively, for the six months ended June 30, 2025, as compared with the same period in 2024, primarily due to 15% and 13% increases in average sell and buy rates and an 8% increase in containers shipped. The declines in average buy rates and sell rates in the second quarter 2025 are due to a softening demand and an increase in available carrier capacity. This decline could continue for the remainder of 2025 if demand softens and additional vessels are brought into service. For the six months ended June 30, 2025, the average buy and sell rates increased compared to the same period in 2024 due to a sharp decrease in rates in the first quarter of 2024 versus an uptick in the first quarter 2025 resulting from high demand out of Asia in advance of anticipated increases in tariffs.

Containers shipped were higher, most significantly on exports out of South Asia due to shippers managing shipments in anticipation of higher tariffs and relocating sourcing to that region. South Asia ocean freight and ocean services revenues increased 26% and expenses increased 24%, respectively, for the three months ended June 30, 2025 due to a 27% increase in containers shipped. For the six months ended June 30, 2025, South Asia ocean freight and ocean services revenues increased 46% and expenses increased 48%, respectively. Increases were primarily due to higher average sell and buy rates and a 23% increase in containers shipped due to the factors above.

North Asia ocean freight and ocean services revenues and expenses decreased 8% and 10%,respectively, for the three months ended June 30, 2025, while they both increased 16% for the six months ended June 30, 2025. The decreases in the second quarter are due to declining containers shipped and average sell and buy rates compared to a strong first quarter 2025 when customers front loaded shipments out of China in anticipation of higher tariffs. For the three and six months ended June 30, 2025, North America ocean freight and ocean services revenues increased 10% and 16%, compared to the same periods in 2024, primarily due to higher revenues on imports while expenses only increased 8% and 7%.

Order management revenues increased 7%, and 17%, respectively, for the three and six months ended June 30, 2025, and expenses increased 6% and 19% compared to the same periods in 2024 due to increases in volumes from new customers. Direct ocean freight forwarding revenues increased 9% and 6%, respectively, for the three and six months ended June 30, 2025, and expenses increased 11% and 8% principally due to higher volumes and increased ancillary services in the United States.

The global economic and trade environment are increasingly uncertain and dynamic, with increases in trade tariffs and inter-governmental disputes. As shippers and carriers react to these volatile conditions, it may negatively affect demand, which could reduce our volumes and average sell and buy rates in the coming quarters. Further, carriers are adding new vessels which will increase capacity and which may also put downward pressure on rates. Sequentially, ocean containers shipped out of North Asia declined 11% in the second quarter compared to the first quarter of 2025. While some of those volumes are shifting to other lanes, as customers look to mitigate their exposure to U.S./China-specific tariffs, it is too early to know what the overall decline in volumes might be. These conditions could result in significant decreases in our revenues and operating income.

Customs brokerage and other services:

Customs brokerage and other services revenues increased 10% and 11% and expenses increased 11% and 13% for the three and six months ended June 30, 2025, respectively, as compared with the same periods in 2024. These changes are primarily due to increases in customs clearances, import services, road freight and warehousing and distribution from higher shipment volumes, principally from shipments into North America and Europe.

North America and Europe revenues increased 10% and 11% and expenses increased 8% and 16% for the three months ended June 30, 2025, respectively, as compared with the same period in 2024. North America and Europe revenues increased 12% and 9% and expenses increased 12% and 13% for the six months ended June 30, 2025, respectively, as compared with the same period in 2024. Our Other North America segment's expenses were negatively affected by $5 million in net foreign currency losses in the second quarter of 2025 compared to $2 million in net foreign currency gains in 2024 primarily driven by appreciation of the Mexican peso against the US dollar in 2025.

Import services, including charges at ports such as detention, drayage, terminal charges and delivery, and road freight services increased significantly in the first half of 2025 because of higher volumes from shippers front loading deliveries in anticipation of higher tariffs.

Customers value our brokerage services due to an increasingly dynamic and complex trade environment, and its impact on the declaration process. They seek knowledgeable customs brokers with sophisticated systems capabilities critical to an overall logistics management program that are necessary to rapidly respond to changes in the regulatory and security environment. Should international trade slow, lower volumes and pricing could significantly reduce our revenues and operating income.

Overhead expenses:

Salaries and related costs increased 11% for both the three and six months ended June 30, 2025 as compared with the same periods in 2024, principally due to increase in salaries & benefits and incentive compensation from improved operating results. Headcount increased 6% in 2025 compared to 2024 primarily in our operations and information technology. We hired employees in operations to support the added complexity and higher demand for customs brokerage services, primarily in North America, and support the growth in volumes transacted in certain regions such as South Asia, Europe and Latin America. We also continued to hire IT personnel to support essential investments which further strengthens our critical information systems.

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

Our management compensation programs have always been incentive-based and performance driven. Total bonuses to field and executive management for the six months ended June 30, 2025, increased 21% and 16%, respectively, when compared to the same period in 2024, primarily due to higher operating income.

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

Other overhead expenses increased 20% and 17% for the three and six months ended June 30, 2025, respectively, as compared with the same periods in 2024. This increase is primarily due to technology related expenses, increased consulting, higher rental and occupancy expenses, and indirect taxes.

We expect to continue to enhance security and internal controls over our technology and systems and plan to deploy additional solutions which will result in increased expenses in the future. We will also continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to drive organic growth.

Income tax expense:

Our consolidated effective income tax rate increased to 28.7% and 27.3% for the three and six months ended June 30, 2025, as compared to 25.8% and 26.3% in the comparable periods of 2024 principally from higher foreign tax expense driven by changes in foreign currency exchange rates and certain non-deductible expenses. For the three and six months ended June 30, 2025 and 2024, there was no BEAT expense and GILTI expense was insignificant. All periods benefited from U.S. income tax deductions for FDII as well as available U.S. Federal foreign tax credits principally from withholding taxes related to our foreign operations. We have no liability as of June 30, 2025 and December 31, 2024 for the 15% corporate alternative minimum tax based on financial statement income (BMT), which became effective in 2023. For the periods ended June 30, 2025 and 2024, the amount of Pillar Two income tax expense was insignificant.

On July 4, 2025, the 2025 Tax Act was enacted. The Act provides for several corporate tax changes including, but not limited to, restoring full expensing of domestic research and development costs, restoring immediate deductibility of certain capital expenditures, and changes in the computations of U.S. taxation on international earnings. We are in the process of evaluating the provisions of the 2025 Tax Act but do not expect that it will have a material impact to consolidated tax expense and cash flows for 2025. Elements of the enacted tax laws and regulations could be impacted by further legislative action as well as additional interpretations and guidance issued by the Internal Revenue Service or Treasury and by similar governmental bodies in jurisdictions outside of the U.S. Such changes could impact the estimates of the amounts the Company has recorded.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates transacting in a multitude of currencies other than the U.S. dollar. That exposes us to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or have agency relationships maintain strict currency control regulations that influence our ability to hedge foreign currency exposure. Historically, derivative financial instruments have not been used to manage foreign currency risk. In lieu of the use of foreign currency derivatives we instead try to compensate for these exposures by accelerating international currency settlements among our offices and agents. In the future, we may enter into foreign currency hedging transactions to manage our foreign currency risk. There are also regulatory or commercial limitations on our ability to move money freely, which could be impacted by inter-governmental disputes or new trade restrictions. We had no foreign currency derivatives outstanding at June 30, 2025 and December 31, 2024. For the three months ended June 30, 2025, net foreign currency losses were approximately $12 million compared to net foreign currency gains of approximately $5 million in the same period in 2024. During the six months ended June 30, 2025, net foreign currency losses were approximately $17 million compared to net foreign currency gains of approximately $12 million in the same period in 2024.

Historically, our business has not been adversely affected by inflation. Beginning in 2021 and continuing through 2025, many countries including the United States experienced increasing levels of inflation. As a result, our business continues to experience rising labor costs, service provider rate increases, higher rent and occupancy and other expenses. Due to the high degree of competition in the marketplace we may not be able to increase our prices to our customers to offset this inflationary pressure, which could lead to an erosion in our margins and operating income in the future. Conversely, raising our prices to keep pace with inflationary pressure may result in a decrease in volume and customer demand for our services. As we are not required to purchase or maintain extensive property and equipment and have not otherwise incurred substantial interest rate-sensitive indebtedness, we currently have limited direct exposure to increased interest expense resulting from increases in interest rates.

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

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three and six months ended June 30, 2025 was $179 million and $522 million as compared with $127 million and $384 million for the same periods in 2024. The increases of $52 million and $138 million for the three and six months ended June 30, 2025, were primarily due changes in working capital and higher net earnings. At June 30, 2025, working capital was $1,535 million, including cash and cash equivalents of $1,156 million. Other than our recorded lease liabilities, we had no long-term obligations or debt at June 30, 2025. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

As a customs broker, we make significant short-term cash advances for a select group of our credit-worthy customers. These cash advances are for customer obligations such as the payment of duties and taxes to customs authorities in various countries throughout the world. Higher duty rates have resulted in increases in the amounts we advance on behalf of our customers. Given the short time frame until we are reimbursed, we do not expect these outlays to have a significant effect on our liquidity. Cash advances are a “pass through” and are not recorded as a component of revenue and expense, except for fees associated with this service charged to customers. The billings of such advances to customers are accounted for as a direct increase in accounts receivable from the customer and a corresponding increase in accounts payable to governmental customs authorities. As a result of these “pass through” billings, the conventional Days Sales Outstanding or DSO calculation does not directly measure collection efficiency.

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

Cash used in investing activities for the three and six months ended June 30, 2025 was $16 million and $29 million as compared with $8 million and $18 million for the same periods in 2024, primarily for capital expenditures. Capital expenditures in the three and six months ended June 30, 2025 were primarily related to continuing investments in building and leasehold improvements, technology and equipment. Total anticipated capital expenditures in 2025 are currently estimated to be approximately $60 million. This includes routine capital expenditures, leasehold and building improvements and investments in technology.

Cash used in financing activities during the three and six months ended June 30, 2025 was $340 million and $506 million as compared with $207 million and $582 million for the same periods in 2024. We use the proceeds from stock option exercises and available cash to repurchase our common stock on the open market to reduce outstanding shares. During the three and six months ended June 30, 2025, we used cash to repurchase 2.0 million and 3.5 million shares of common stock, compared to 0.9 million and 3.9 million shares of common stock during the same periods in 2024.

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

We maintain international unsecured bank lines of credit for short-term working capital purposes. A few of these credit lines are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks issuing the credit line. At June 30, 2025, borrowings under these credit lines were $34 million and we were contingently liable for $80 million from standby letters of credit and guarantees. The standby letters of credit and guarantees primarily relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls, or could be impacted by inter-governmental disputes or new trade restrictions. At June 30, 2025, cash and cash equivalent balances of $541 million were held by our non-United States subsidiaries, of which $2 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

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

Foreign exchange rate translation sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the six months ended June 30, 2025, would have had the effect of raising operating income by approximately $30 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $24 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

Historically, derivative financial instruments have not been used to manage foreign currency risk. For the three and six months ended June 30, 2025, net foreign currency transactional losses were approximately $12 million and $17 million compared to net foreign currency transactional gains of approximately $5 million and $12 million during the same periods in 2024. In lieu of the use of foreign currency derivatives, we instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of June 30, 2025, we had approximately $123 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.

Interest Rate Risk

At June 30, 2025, we had cash and cash equivalents of $1,156 million of which $571 million was invested at various short-term market interest rates. We had no long-term debt at June 30, 2025. A hypothetical change in the interest rate of 10 basis points at June 30, 2025 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the second quarter of 2025.

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
•
Implementing additional third-party developed software solutions that aid in tracking changes to databases and related applications and improve controls over system access and monitoring;
•
Continuing to implement certain enhancements designed to strengthen IT change management and logical access processes; and
•
Continuing to train personnel to fulfill internal control responsibilities relative to information technology.

Management, with assistance from PwC Consulting, has made progress on the steps laid out in our 2024 Annual Report on Form 10-K, including hiring additional qualified personnel, implementing third-party software solutions, developing training programs for information technology personnel and developing management action plans and procedures for identified deficiencies. These material weaknesses will not be considered fully remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through additional testing, that these controls are operating effectively. Primarily due to the complexities and interdependencies of our internally developed legacy and other systems and time needed to fully implement third-party software solutions, we are currently unable to estimate when remediation of these material weaknesses will be completed. We will continue to perform supplemental review procedures for direct database changes and perform additional analysis to supplement our existing controls and other procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Expeditors is involved in claims, lawsuits, government investigations, income, transfer pricing and indirect tax audits and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal and tax advisors, none of these matters are expected to have a material effect on our operations, cash flows or financial position. As of June 30, 2025, the amounts recorded for claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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

Industry Risks

The current volatile international trade environment as a result of intergovernmental disputes, trade actions, increased tariffs and other geo-political risks may adversely impact our business and operating results.

The United States has undertaken a substantial global tariff rebalancing effort, resulting in higher tariffs on imports, including significantly higher tariffs on goods made in China. These measures led to threatened or actual retaliatory tariffs on goods made in the United States from several countries, including China, the European Union, and Canada. This created an unpredictable trade environment for shippers to determine if and how to adapt their sourcing patterns given these new and fast-changing regulations. If these conditions result in a significant, short-term or longer-term, decrease or redistribution of international trade volumes, it could negatively affect our business volumes and revenues. Expeditors' activity is particularly exposed to trade volume impacts from trade actions and tariff disputes between China and the United States, as we generated 22% of our revenues and 17% of our operating income in 2024, on exports from China and Hong Kong. Uncertainty and changes to trade volumes, could also affect air and ocean freight carriers because they may adjust capacity and transportation schedules, which could result in volatility in available capacity, and average buy and sell rates, all of which could adversely impact our operations and financial results. In the second quarter 2025, our China to U.S. ocean volumes declined sequentially from the first quarter. While some of those volumes are shifting to other lanes, as customers look to mitigate their exposure to China-specific tariffs, it is too early to know what the overall decline in volumes might be. Many of our customers are subject to the increased tariffs and may experience increased costs of conducting business. This could result in a loss of business, bad debt or increased expenses in the future if our customers were to abandon cargo, enter into bankruptcy or insolvency proceedings, or their ability to pay deteriorates. Additionally, the increased complexity of trade regulations and customs declaration processes, challenge our ability to be in compliance with such ever-changing regulations and may require us to dedicate additional resources to our customs brokerage operations.

Government Regulation and Tax Risks

We are subject to taxation in multiple jurisdictions, and although we believe our tax estimates are reasonable, any adverse determinations in tax audits could negatively impact our financial results.

Expeditors is subject to income and non-income taxation in the United States (Federal, state and local) as well as many foreign jurisdictions including the People’s Republic of China, including Hong Kong, Taiwan, Vietnam, India, Mexico, Canada, Netherlands, the United Kingdom and many other jurisdictions. In many of these jurisdictions, the tax laws are very complex and are open to different interpretations and application. Tax authorities frequently implement new taxes, including the 2025 Tax Act enacted in July of 2025 in the U.S, and change their tax rates and rules, including interpretations of those rules. The Organization for Economic Cooperation and Development (OECD) reached agreement among various countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two proposals. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of these legislative changes could impact our effective tax rate and tax liabilities. Given the numerous proposed tax law changes and the uncertainty regarding such proposed legislative changes, the impact of Pillar Two cannot be determined at this time.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

(shares in thousands)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
April 1-30, 2025	-	$-	-	6,787
May 1-31, 2025	2,000	112.05	2,000	5,246
June 1-30, 2025	-	-	-	5,134
Total	2,000	$112.05	2,000	5,134

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
Not applicable.
(b)
Not applicable.
(c)
During the quarterly period ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

August 7, 2025	/s/ DANIEL R. WALL
Daniel R. Wall, President, Chief Executive Officer and Director

August 7, 2025	/s/ BRADLEY S. POWELL
Bradley S. Powell, Senior Vice President and Chief Financial Officer