Form 10-Q
period 2025-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2025-11-06
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41871

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1069248
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3545 Factoria Blvd. SE Sterling Plaza 2, 3rd Floor Bellevue, Washington	98006
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (206) 674-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	EXPD	New York Stock Exchange

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

At November 3, 2025, the number of shares outstanding of the issuer’s common stock was 134,020,931.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets:
Current Assets:
Cash and cash equivalents	$1,190,167	$1,148,320
Accounts receivable, less allowance for credit loss of $7,797 at September 30, 2025 and $6,878 at December 31, 2024	2,045,284	1,997,840
Deferred contract costs	263,491	349,343
Other	175,605	164,272
Total current assets	3,674,547	3,659,775
Property and equipment, less accumulated depreciation and amortization of $647,057 at September 30, 2025 and $615,533 at December 31, 2024	465,006	449,404
Operating lease right-of-use assets	539,486	551,652
Goodwill	7,927	7,927
Deferred federal and state income taxes, net	77,499	70,671
Other assets, net	15,117	15,029
Total assets	$4,779,582	$4,754,458
Liabilities:
Current Liabilities:
Accounts payable	1,146,062	1,036,749
Accrued liabilities, primarily salaries and related costs	427,219	451,921
Contract liabilities	334,541	441,927
Current portion of operating lease liabilities	111,174	106,736
Federal, state and foreign income taxes payable	28,762	29,140
Total current liabilities	2,047,758	2,066,473
Noncurrent portion of operating lease liabilities	449,186	462,201
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01 per share. Issued and outstanding: 134,019 at September 30, 2025 and 138,003 at December 31, 2024	1,340	1,380
Additional paid-in capital	—	—
Retained earnings	2,468,131	2,455,132
Accumulated other comprehensive loss	(189,069)	(233,500)
Total shareholders’ equity	2,280,402	2,223,012
Noncontrolling interest	2,236	2,772
Total equity	2,282,638	2,225,784
Total liabilities and equity	$4,779,582	$4,754,458

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Airfreight services	$1,020,258	$986,950	$2,873,805	$2,606,647
Ocean freight and ocean services	746,120	1,017,618	2,203,567	2,240,079
Customs brokerage and other services	1,128,373	995,563	3,135,683	2,799,084
Total revenues	2,894,751	3,000,131	8,213,055	7,645,810
Operating Expenses:
Airfreight services	766,783	740,356	2,113,679	1,923,115
Ocean freight and ocean services	542,304	783,827	1,599,680	1,675,931
Customs brokerage and other services	630,570	569,781	1,756,330	1,567,606
Salaries and related	490,437	450,308	1,419,710	1,289,901
Rent and occupancy	68,308	61,024	198,392	181,873
Depreciation and amortization	14,248	15,774	42,699	45,914
Selling and promotion	9,657	7,589	28,159	22,366
Other	84,402	69,948	252,770	198,885
Total operating expenses	2,606,709	2,698,607	7,411,419	6,905,591
Operating income	288,042	301,524	801,636	740,219
Other Income:
Interest income	8,491	9,917	26,858	36,699
Other, net	1,640	973	3,529	4,599
Other income, net	10,131	10,890	30,387	41,298
Earnings before income taxes	298,173	312,414	832,023	781,517
Income tax expense	75,095	82,488	220,927	206,040
Net earnings	223,078	229,926	611,096	575,477
Less net earnings attributable to the noncontrolling interest	822	352	1,471	1,282
Net earnings attributable to shareholders	$222,256	$229,574	$609,625	$574,195
Diluted earnings attributable to shareholders per share	$1.64	$1.63	$4.46	$4.04
Basic earnings attributable to shareholders per share	$1.65	$1.63	$4.47	$4.06
Weighted average diluted shares outstanding	135,285	141,027	136,790	142,288
Weighted average basic shares outstanding	134,956	140,417	136,346	141,540

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net earnings	$223,078	$229,926	$611,096	$575,477
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of income tax (benefit) expense of $(214) and $930 for the three months ended September 30, 2025 and 2024 and $1,858 and $(610) for the nine months ended September 30, 2025 and 2024	(2,818)	28,584	44,261	2,197
Other comprehensive (loss) income	(2,818)	28,584	44,261	2,197
Comprehensive income	220,260	258,510	655,357	577,674
Less comprehensive income attributable to the noncontrolling interest	798	457	1,301	1,400
Comprehensive income attributable to shareholders	$219,462	$258,053	$654,056	$576,274

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating Activities:
Net earnings	$223,078	$229,926	$611,096	$575,477
Adjustments to reconcile net earnings to net cash from operating activities:
Provisions for losses (recoveries) on accounts receivable	839	(582)	2,651	1,456
Deferred income tax benefit	(1,565)	(1,057)	(9,012)	(5,680)
Stock compensation expense	18,046	9,760	56,862	47,836
Depreciation and amortization	14,248	15,774	42,699	45,914
Other, net	1,616	162	8,381	4,032
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(37,828)	(301,167)	12,337	(647,794)
(Decrease) increase in accounts payable and accrued liabilities	(16,747)	107,535	26,719	402,818
Decrease (increase) in deferred contract costs	48,449	(30,657)	102,805	(216,977)
(Decrease) increase in contract liabilities	(53,358)	50,527	(125,685)	254,902
Increase in income taxes payable, net	21,740	20,331	7,412	13,163
Increase in other, net	(17,150)	(10,580)	(13,063)	(1,502)
Net cash from operating activities	201,368	89,972	723,202	473,645
Investing Activities:
Purchase of property and equipment	(11,098)	(12,291)	(40,125)	(30,415)
Other, net	924	(225)	1,104	(62)
Net cash from investing activities	(10,174)	(12,516)	(39,021)	(30,477)
Financing Activities:
Proceeds from borrowings on lines of credit	4,717	10,636	5,341	14,762
Payments on borrowings on lines of credit	(2,728)	(191)	(3,065)	(20,300)
Proceeds from issuance of common stock	61,187	53,256	79,362	67,734
Repurchases of common stock	(212,294)	(140,031)	(620,764)	(602,855)
Dividends paid	—	—	(104,139)	(102,638)
Payments for taxes related to net share settlement of equity awards	—	—	(10,353)	(15,348)
Distribution to noncontrolling interest	(491)	—	(1,837)	—
Net cash from financing activities	(149,609)	(76,330)	(655,455)	(658,645)
Effect of exchange rate changes on cash and cash equivalents	(7,580)	20,194	13,121	(4,233)
Change in cash and cash equivalents	34,005	21,320	41,847	(219,710)
Cash and cash equivalents at beginning of period	1,156,162	1,271,853	1,148,320	1,512,883
Cash and cash equivalents at end of period	$1,190,167	$1,293,173	$1,190,167	$1,293,173
Taxes Paid:
Income taxes	$53,528	$63,046	$219,429	$196,649

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Total Shareholders' Equity, Beginning of Period	$2,195,354	$2,176,421	$2,223,012	$2,390,350
Common Stock Par Value
Beginning of period	1,351	1,406	1,380	1,439
Shares issued under employee stock plans, net	7	6	13	12
Shares repurchased	(18)	(12)	(53)	(51)
End of period	1,340	1,400	1,340	1,400
Additional Paid-In Capital
Beginning of period	—	7,732	—	—
Shares issued under employee stock plans, net	61,180	53,251	68,996	52,374
Shares repurchased	(79,226)	(66,436)	(126,720)	(96,930)
Stock compensation expense	18,046	9,760	56,862	47,836
Dividend equivalents paid	—	—	862	1,027
End of period	—	4,307	—	4,307
Retained Earnings
Beginning of period	2,380,278	2,385,740	2,455,132	2,580,968
Shares repurchased	(134,403)	(74,336)	(491,624)	(510,520)
Net earnings	222,256	229,574	609,625	574,195
Dividend and dividend equivalents paid	—	—	(105,002)	(103,665)
End of period	2,468,131	2,540,978	2,468,131	2,540,978
Accumulated Other Comprehensive Loss
Beginning of period	(186,275)	(218,457)	(233,500)	(192,057)
Other comprehensive (loss) income	(2,794)	28,479	44,431	2,079
End of period	(189,069)	(189,978)	(189,069)	(189,978)
Total Shareholders' Equity
End of period	2,280,402	2,356,707	2,280,402	2,356,707
Noncontrolling Interest
Beginning of period	1,929	2,006	2,772	1,063
Net earnings	822	352	1,471	1,282
Other comprehensive (loss) income	(24)	105	(170)	118
Distributions to noncontrolling interest	(491)	—	(1,837)	—
End of period	2,236	2,463	2,236	2,463
Total Equity
End of period	$2,282,638	$2,359,170	$2,282,638	$2,359,170
Common Shares Outstanding
Beginning of period	135,134	140,633	138,003	143,866
Shares issued under employee stock plans, net	659	520	1,302	1,162
Shares repurchased	(1,774)	(1,182)	(5,286)	(5,057)
End of period	134,019	139,971	134,019	139,971

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note 1. Summary of Significant Accounting Policies

A.
Basis of Presentation

Expeditors International of Washington, Inc. (the Company) is a non-asset based provider of global logistics services operating through a worldwide network of offices and exclusive or non-exclusive agents. The Company serves a diverse clientele in the technology sector, including cloud & data center services; hyperscalers, semiconductor; personal computers and compute hardware, and industries such as healthcare, automotive, aviation, aerospace, retail and high fashion worldwide.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K as filed with the Securities and Exchange Commission on February 21, 2025.

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

The Company typically satisfies its performance obligations as services are rendered over time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed over the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one to two month-period and contracts with customers have an original expected duration of less than one year. The Company satisfied nearly all performance obligations for the contract liabilities recorded as of June 30, 2025 and December 31, 2024.

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

D.
Accounts Receivable

The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method that uses historical credit loss information and considers the current economic environment. Additional allowances may be necessary in the future if changes in economic conditions are significant enough to affect expected credit losses. The Company has recorded an allowance for credit loss in the amounts of $7,797 as of September 30, 2025 and $6,878 as of December 31, 2024. Additions and write-offs have not been significant in the periods presented.

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

In the nine months ended September 30, 2025 and 2024, the Company awarded 381 and 334 restricted stock units (RSUs), respectively. The RSUs were granted at a weighted-average fair value of $106.21 in 2025 and $114.90 in 2024, respectively. The RSUs vest annually over 3 years based on continued employment and are settled upon vesting in shares of the Company's common stock on a one-for-one basis. The value of an RSU award is based on the Company's stock price on the date of grant. Additionally, in both 2025 and 2024, 15 fully vested restricted stock awards were granted to non-employee directors.

The Company also awarded 94 and 78 performance stock units (PSUs) in 2025 and 2024, respectively. Outstanding PSUs include performance conditions to be finally measured in 2025, 2026 and 2027. The final number of PSUs will be determined using an adjustment factor of up to 2 times or down to 0.5 of the targeted PSU grant. If the minimum performance thresholds are not achieved, no shares will be issued. Each PSU will convert to one share of the Company's common stock upon vesting.

The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and 583 and 487 shares were issued in the three and nine months ended September 30, 2025 and 2024, respectively. The fair value of the employee stock purchase rights granted was $27.94 and $27.97 per share in 2025 and 2024, respectively.

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

Note 3. Taxes

The Company is subject to taxation in various states and many foreign jurisdictions around the world. The Company believes that its tax positions, including intercompany transfer pricing policies, are reasonable and consistent with established transfer pricing methodologies and norms. The Company is under, or may be subject to, audit or examination and assessments by relevant authorities primarily for years 2009 and thereafter where the ultimate resolution could require significant additional tax, penalties and interest payments. The Indian tax authority (ITA) has asserted that additional income tax applies on transactions between and amongst the Company and its Indian subsidiary, as well as additional service tax applicable to ocean and air imports and exports. We believe that ITA’s positions are without merit and we have thus far been successful in defending our position in Indian courts. However, if these matters are adversely resolved, we would recognize significant additional tax expense, including interest and penalties. The Company establishes liabilities when, despite its belief that the tax filing positions are appropriate and consistent with tax law, it concludes that it may not be successful in realizing the tax position. In evaluating a tax position, the Company determines whether it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position and in consultation with qualified legal and tax advisors.

On July 4, 2025, the United States enacted into law the 2025 Tax Act (officially known as “An Act to Provide for Reconciliation Pursuant to Title II of the H. Con. Res. 14”). The 2025 Tax Act provides for several corporate tax changes including, but not limited to, restoring an election to recognize full expensing of domestic research and development costs, restoring immediate deductibility of certain capital expenditures, and changes to the computations of U.S. taxation on international earnings. The Company is in the process of evaluating the provisions of the 2025 Tax Act, including which elections it may or may not make. While we expect that the 2025 Tax Act may have a positive impact on consolidated tax expense and cash flows, we do not expect it to be material. Elements of the enacted tax laws and regulations could be impacted by further legislative action as well as additional interpretations and guidance issued by the Internal Revenue Service or Treasury and by similar governmental bodies in jurisdictions outside of the U.S. Such changes could impact the estimates of the amounts the Company has recorded.

The Company’s consolidated effective income tax rate was 25.2% and 26.6% for the three and nine months ended September 30, 2025, as compared to 26.4% in both comparable periods of 2024. The decrease during the three months ended September 30, 2025, was principally from an increase in Foreign-derived intangible income (FDII) deductions. All periods benefited from U.S. income tax deductions for FDII as well as available U.S. Federal foreign tax credits principally from withholding taxes related to our foreign operations. The Company has not incurred any significant expenses for any period presented for either the 15% corporate alternative minimum tax, nor for the global minimum tax regime (also known as Pillar Two).

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

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net earnings attributable to shareholders	$222,256	$229,574	$609,625	$574,195
Denominator:
Weighted-average basic shares outstanding	134,956	140,417	136,346	141,540
Effect of dilutive share-based awards	329	610	444	748
Weighted-average diluted shares	135,285	141,027	136,790	142,288
Basic earnings per share	$1.65	$1.63	$4.47	$4.06
Diluted earnings per share	$1.64	$1.63	$4.46	$4.04

For both the three and nine months ended September 30, 2025 and 2024, substantially all outstanding potential common shares were dilutive.

Note 5. Shareholders' Equity

The Company has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding common stock down to 130,000 shares. This authorization has no expiration date. During the nine months ended September 30, 2025, there were 5,286 shares repurchased at an average price of $116.10 per share, compared to 5,057 shares repurchased at an average price of $119.21 during the same period in 2024.

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

Subsequent to the end of the third quarter of 2025, on November 3, 2025, the Board of Directors declared a semi-annual dividend of $0.77 per share payable on December 15, 2025 to shareholders of record as of December 1, 2025.

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

Cash and cash equivalents consist of the following:

	September 30, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$607,945	$607,945	$623,561	$623,561
Corporate commercial paper	539,906	540,338	498,185	498,742
Time deposits and money market funds	42,316	42,316	26,574	26,574
Total cash and cash equivalents	$1,190,167	$1,190,599	$1,148,320	$1,148,877

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

Financial information regarding the Company’s operations by geographic area is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the three months ended September 30, 2025:
Revenues	$928,858	122,842	68,098	721,353	406,104	487,889	161,835	(2,228)	2,894,751
Directly related cost of transportation and other expenses[1]	$478,767	77,749	42,337	584,631	318,614	318,393	120,771	(1,605)	1,939,657
Salaries and related costs	$275,595	21,978	11,162	41,158	29,957	91,301	19,286	—	490,437
Other operating expenses[2]	$29,668	14,941	8,900	38,723	24,478	47,005	13,531	(631)	176,615
Operating income	$144,828	8,174	5,699	56,841	33,055	31,190	8,247	8	288,042
Identifiable assets at period end	$2,580,473	192,957	104,334	463,689	341,607	819,342	292,545	(15,365)	4,779,582
Capital expenditures	$5,619	253	240	812	1,172	1,312	1,690	—	11,098
Depreciation and amortization	$7,818	506	244	1,442	693	2,950	595	—	14,248
Equity	$1,513,585	53,799	41,622	205,772	133,471	264,690	164,295	(94,596)	2,282,638
For the three months ended September 30, 2024:
Revenues	$854,679	114,264	61,981	914,417	445,308	433,660	177,145	(1,323)	3,000,131
Directly related cost of transportation and other expenses[1]	$443,930	67,626	38,973	763,781	369,905	279,235	131,098	(584)	2,093,964
Salaries and related costs	$245,133	20,489	9,824	42,490	29,261	83,728	19,383	—	450,308
Other operating expenses[2]	$8,319	14,772	8,781	44,076	22,046	43,189	13,900	(748)	154,335
Operating income	$157,297	11,377	4,403	64,070	24,096	27,508	12,764	9	301,524
Identifiable assets at period end	$2,611,417	192,370	108,985	727,724	376,283	863,840	319,627	(29,329)	5,170,917
Capital expenditures	$9,299	198	101	296	839	1,548	10	—	12,291
Depreciation and amortization	$8,961	569	279	1,774	502	2,819	870	—	15,774
Equity	$1,628,893	35,825	42,670	221,519	124,387	182,515	164,665	(41,304)	2,359,170

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the nine months ended September 30, 2025:
Revenues	$2,660,632	347,455	197,391	2,053,146	1,130,212	1,360,396	470,165	(6,342)	8,213,055
Directly related cost of transportation and other expenses[1]	$1,385,038	218,370	119,717	1,646,538	877,464	883,987	342,862	(4,287)	5,469,689
Salaries and related costs	$799,702	61,775	32,630	118,205	86,596	261,763	59,039	—	1,419,710
Other operating expenses[2]	$84,075	46,495	28,559	113,289	75,880	132,242	43,574	(2,094)	522,020
Operating income	$391,817	20,815	16,485	175,114	90,272	82,404	24,690	39	801,636
Identifiable assets at period end	$2,580,473	192,957	104,334	463,689	341,607	819,342	292,545	(15,365)	4,779,582
Capital expenditures	$20,172	736	739	5,862	3,235	4,396	4,985	—	40,125
Depreciation and amortization	$24,652	1,502	748	3,674	1,885	8,387	1,851	—	42,699
Equity	$1,513,585	53,799	41,622	205,772	133,471	264,690	164,295	(94,596)	2,282,638
For the nine months ended September 30, 2024:
Revenues	$2,385,392	331,837	151,787	2,096,709	960,970	1,241,432	481,600	(3,917)	7,645,810
Directly related cost of transportation and other expenses[1]	$1,270,981	199,710	88,077	1,702,401	757,167	796,205	353,839	(1,728)	5,166,652
Salaries and related costs	$717,420	59,371	27,531	113,387	76,641	241,388	54,163	—	1,289,901
Other operating expenses[2]	$55,415	43,313	22,389	111,201	58,662	122,330	37,936	(2,208)	449,038
Operating income	$341,576	29,443	13,790	169,720	68,500	81,509	35,662	19	740,219
Identifiable assets at period end	$2,611,417	192,370	108,985	727,724	376,283	863,840	319,627	(29,329)	5,170,917
Capital expenditures	$17,775	2,172	383	933	2,938	4,860	1,354	—	30,415
Depreciation and amortization	$27,087	1,601	846	3,965	1,469	8,573	2,373	—	45,914
Equity	$1,628,893	35,825	42,670	221,519	124,387	182,515	164,665	(41,304)	2,359,170

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements Under Private Securities Litigation Reform Act Of 1995; Certain Cautionary Statements

Certain portions of this report on Form 10-Q including the sections entitled "Overview," "Summary of Third Quarter 2025," "Industry Trends, Trade Conditions and Competition," "Seasonality," "Critical Accounting Estimates," "Results of Operations," "Income tax expense," "Currency and Other Risk Factors" and "Liquidity and Capital Resources" contain forward-looking statements. Words such as "will likely result," "expects", "are expected to," "would expect," "would not expect," "will continue," "is anticipated," "estimate," "project," "plan," "believe," "probable," "reasonably possible," "may," "could," "should," "would," "intends," "foreseeable future" or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, signs of a slowing economy and drop in demand, future supply chain and transportation disruptions and other characterizations of disruptive events or circumstances are forward-looking statements. In addition, forward-looking statements are subject to certain risks and uncertainties, including risks associated with the impact of tariffs or other government actions on global trade volumes and economies, and tax audits and other contingencies that could cause actual results to differ materially from our historical experience and our present expectations or projections. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. Attention should be given to the risk factors identified and discussed in Part I, Item 1A in the Company’s annual report on Form 10-K filed on February 21, 2025 and in Part II, Item 1A in this report. Management believes that these forward-looking statements are reasonable as of this filing date and we do not assume any obligations to update these statements except as required by law.

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

Summary of Third Quarter 2025

The significant impacts are discussed within “Results of Operations” and summarized below.

•
Revenues declined 4% as a significant drop in ocean services was largely offset by growth in our other services.
•
Revenue from ocean freight and other services decreased 27% due to significant decreases in average ocean sell rates and buy rates and a 3% decline in ocean containers shipped. Demand for ocean services declined after U.S. importers accelerated shipments in anticipation of trade tariffs changes earlier in the year.
•
Customs brokerage and other services and airfreight services revenues increased 13% and 3%, respectively.
•
Growing complexity in customs brokerage due to the dynamic trade environment has resulted in high demand for our brokerage services resulting in growth in revenues from customs declarations fees, as well as increases in the resources to support that activity.
•
Airfreight services, road freight and warehousing and distribution services (included with customs brokerage and other services) all benefited from strong demand from our technology customers investing in artificial intelligence infrastructure.
•
Operating income decreased 4% and net earnings to shareholders decreased 3%, as compared to the third quarter of 2024.
•
Earnings per share increased 1% to $1.64.
•
Cash from operating activities was $201 million, up from $90 million in the third quarter of 2024.
•
We returned $212 million to shareholders through common stock repurchases.

Industry Trends, Trade Conditions and Competition

We operate in over 60 countries in the competitive global logistics industry and our activities are closely tied to the global economy. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, laws and policies relating to tariffs, trade restrictions, foreign investment and taxation. Periodically, governments consider changes to tariffs, impose trade restrictions and accords. Currently, the United States Government has undertaken a substantial global trade rebalancing effort resulting in significantly higher tariffs on imports. Increased tariffs on certain sectors for Canada, China, and Mexico took effect in the first quarter of 2025. Additionally, reciprocal tariffs on certain countries were expected to take effect in April 2025, and were later postponed to July and August 2025, while trade negotiations by country were taking place. In the third quarter additional tariffs were imposed on imports from most countries including India, Brazil, and Japan. The United States has also imposed significantly higher tariffs on goods made in China. Additionally, sectoral tariffs on steel, aluminum and their derivative products, as well as investigations were launched on other commodities since the second quarter of 2025. These measures have led to threatened or actual retaliatory tariffs and trade actions from several countries, including China and Canada. The "de minimis" exemption, which exempted goods made in China and Hong Kong of less than $800 in commercial value from tariffs and entry submission, was terminated on May 2, 2025, and expanded to all countries on August 29, 2025. The potential for further tariff changes and trade restrictions remains high, creating an unpredictable environment for international trade. Changes in import and export regulations may further impact the flow of trade and the global economy. We cannot predict how changes in tariffs and trade restrictions will affect our business. As governments impose import and export restrictions, shippers may adjust their sourcing patterns on a temporary or longer-term basis and potentially shift manufacturing to other countries over time. Additionally, the constant changes in trade regulations since the beginning of 2025 are adding complexity to the customs declarations process, making compliance with regulations increasingly challenging.

Doing business in foreign locations also subjects us to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies and inter-governmental disputes concerning international trade, our business may also be negatively affected by political developments and changes in government personnel or policies in the United States and other countries, as well as economic turbulence, political unrest and security concerns in the nations and on the trade shipping routes in which we conduct business. The future impact that these events may have on international trade, oil prices and security costs is uncertain. We do not have employees, assets, or operations in Russia, Ukraine, Israel, the Gaza Strip or the West Bank. While limited, any shipment activity is conducted with independent agents in those countries in compliance with all applicable trade sanctions, laws and regulations. We have a branch and employees in Lebanon but no significant assets.

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

The global economic and trade environments remain highly uncertain; including inflation remaining higher than historical levels, volatility in oil prices, high interest rates and the conflicts in the Middle East and Ukraine. In the first quarter of 2025, we saw high demand on exports out of Asia and continued to see high demand on exports out of South Asia in the second quarter 2025, resulting in high average sell and buy sell rates where demand exceeded carrier capacity. However, softening demand and additional available capacity for ocean freight resulted in declines in ocean sell and buy rates starting in the second quarter. Additional ocean and air transportation capacity will become available if demand softens due to uncertainty in economic and trade regulations and safe passage through the Red Sea resumes. These conditions could result in declines in average sell and buy rates. We also expect that pricing volatility will continue as carriers adapt to changes in demand, changing fuel prices, available capacity, security risks and react to governmental trade policies and other regulations. Additionally, we cannot predict the direct or indirect impact that further changes in purchasing behavior, such as the evolution of international direct e-commerce platforms, could have on our business. Some customers are relocating manufacturing to other countries to mitigate the impact of higher tariffs on imports, reduce their supply chain risks, address disruptions caused by pandemics and geopolitical issues. These changes could negatively affect our business.

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

A significant portion of our revenues is derived from customers in the retail and technology industries whose shipping patterns are tied closely to consumer demand, as well as the scaling of AI infrastructure, and from customers in industries whose shipping patterns are dependent upon just-in-time production schedules. Therefore, the timing of our revenues is, to a large degree, impacted by factors out of our control, such as a sudden change in consumer demand for retail goods, changes in trade tariffs, product launches, disruptions in supply chains and/or manufacturing production delays. Additionally, many customers ship a significant portion of their goods at or near the end of a quarter and, therefore, we may not learn of a shortfall in revenues until late in a quarter.

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

Results of Operations

The following table shows the revenues, directly related cost of transportation and other expenses for our principal services and our overhead expenses for the three and nine months ended September 30, 2025 and 2024, including the respective percentage changes comparing 2025 and 2024.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2025	2024	Percentage change	2025	2024	Percentage change
Airfreight services:
Revenues	$1,020,258	$986,950	3%	$2,873,805	$2,606,647	10%
Expenses	766,783	740,356	4	2,113,679	1,923,115	10
Ocean freight services and ocean services:
Revenues	746,120	1,017,618	(27)	2,203,567	2,240,079	(2)
Expenses	542,304	783,827	(31)	1,599,680	1,675,931	(5)
Customs brokerage and other services:
Revenues	1,128,373	995,563	13	3,135,683	2,799,084	12
Expenses	630,570	569,781	11	1,756,330	1,567,606	12
Overhead expenses:
Salaries and related costs	490,437	450,308	9	1,419,710	1,289,901	10
Other	176,615	154,335	14	522,020	449,038	16
Total overhead expenses	667,052	604,643	10	1,941,730	1,738,939	12
Operating income	288,042	301,524	(4)	801,636	740,219	8
Other income, net	10,131	10,890	(7)	30,387	41,298	(26)
Earnings before income taxes	298,173	312,414	(5)	832,023	781,517	6
Income tax expense	75,095	82,488	(9)	220,927	206,040	7
Net earnings	223,078	229,926	(3)	611,096	575,477	6
Less net earnings attributable to the noncontrolling interest	822	352	134	1,471	1,282	15
Net earnings attributable to shareholders	$222,256	$229,574	(3)%	$609,625	$574,195	6%

Airfreight services:

Airfreight services revenues and expenses increased 3% and 4%, respectively, during the three months ended September 30, 2025, as compared with the same period in 2024, due to a 4% increase in tonnage, partially offset by 2% and 1% decreases in average sell and buy rates, respectively. Airfreight services revenues and expenses both increased 10%, respectively, during the nine months ended September 30, 2025, as compared with the same period in 2024, due to a 6% increase in tonnage and 4% increases in both the average sell and buy rates, respectively.

Tonnage increased on exports from North Asia and South Asia during the three and nine months ended September 30, 2025, as compared with the same periods in 2024, as a result of increased market demand, in part from technology customers investing in artificial intelligence infrastructure.

Average sell and buy rates decreased during the three months ended September 30, 2025 on exports out of North Asia and South Asia. Imbalances between demand and capacity in 2024 and in the first half of 2025 eased in the third quarter of 2025, as additional capacity became available due to a drop in demand from direct e-commerce and fewer shippers accelerating orders in anticipation of higher tariffs. The elimination of the low-value de minimis exemption on shipments from China to the U.S. resulted in a decrease in demand for airfreight, allowing carriers to redistribute capacity to high demand routes, resulting in lower rates. For the nine months ended September 30, 2025, average sell and buy rates increased in North Asia and Europe due to high demand in the first part of the year from shippers accelerating orders in anticipation of higher tariffs on U.S. imports.

Seasonal changes in demand, impact from disruptions in the ocean market due to security concerns and variable demand for airfreight capacity from direct e-commerce business could cause volatility in average buy rates on certain routes. Additionally, geopolitical concerns, inter-governmental trade disputes, new tariffs on imports into the U.S. and retaliatory actions from other countries create uncertainty in the economy and the trade environment. As shippers and carriers react to these volatile conditions, it may negatively affect demand for airfreight services, which could significantly reduce our volumes and average sell and buy rates in the coming quarters. Though we are unable to predict how these uncertainties and any future disruptions may affect our operations or financial results prospectively, these conditions could result in significant decreases in our revenues and operating income.

Ocean freight and ocean services:

Ocean freight and ocean services consists of three basic services: ocean freight consolidation, order management and direct ocean forwarding. Ocean freight and ocean services revenues and expense decreased 27% and 31%, respectively, for the three months ended September 30, 2025 and 2% and 5%, respectively, for the nine months ended September 30, 2025 as compared with the same periods in 2024. The largest component of our ocean freight and ocean services revenue is derived from ocean freight consolidation, which represented 68% and 70% of ocean freight and ocean services revenue for the nine months ended September 30, 2025 and 2024, respectively.

Ocean freight consolidation revenues and expense decreased 35% and 38%, respectively, for the three months ended September 30, 2025, as compared with the same period in 2024, primarily due to 33% and 36% decreases in average sell and buy rates and a 3% decrease in containers shipped primarily from retail customers. Ocean freight consolidation revenues and expenses decreased 5% and 8%, respectively, for the nine months ended September 30, 2025, as compared with the same period in 2024, primarily due to 8% and 11% decreases in average sell and buy rates, offset by a 4% increase in containers shipped. The declines in average buy rates and sell rates are due to a softening demand primarily on exports out of Asia and an increase in available carrier capacity. This decline could continue for the remainder of 2025 and beyond if demand softens and additional vessels are brought into service.

North Asia ocean freight and ocean services revenues decreased 43% and 13%, respectively, and expenses decreased 46% and 16% driven by lower volumes and average rates. Containers shipped out of North Asia region decreased 12% and 3%, respectively for the three and nine months ended September 30, 2025 while they increased for other regions. This was mainly due to customers relocating sourcing out of China to other regions and softening of the retail sector.

South Asia ocean freight and ocean services revenues and expenses decreased 23% and 28%, respectively, for the three months ended September 30, 2025, while they increased 10% and 7%, respectively, for the nine months ended September 30, 2025. The decreases in the third quarter are due to declining average sell and buy rates compared to a strong first half of 2025 when customers front loaded shipments in anticipation of higher tariffs.

Order management revenues and expenses decreased 7%, and 9%, respectively, for the three months ended September 30, 2025, while they both increased 7% respectively, for the nine months ended September 30, 2025, compared to the same periods in 2024 due to loss of volumes in the third quarter, mainly in the North Asia region as customers slowed down ordering or shifted sourcing given the uncertainty of U.S. tariff changes.

Direct ocean freight forwarding revenues increased 3% and 5%, respectively, for the three and nine months ended September 30, 2025, and expenses increased 5% and 7% principally due to higher ancillary services in the United States and Europe.

The global economic and trade environment are increasingly uncertain and dynamic, with increases in trade tariffs and inter-governmental disputes. As shippers and carriers reacted to these volatile conditions, it negatively affected demand, which reduced our volumes and average sell and buy rates. Further, carriers have added new vessels which increased capacity and substantially decreased average sell and buy rates. While some volumes are shifting to other routes and as customers look to mitigate their exposure to U.S./China-specific tariffs, it is too early to know what the overall impact on volumes might be. If safe passage through the Red Sea resumes, additional capacity will become available due to shorter transit times. These conditions could further depress sell and buy rates and cause further decreases in our revenues and operating income.

Customs brokerage and other services:

Customs brokerage and other services revenues increased 13% and 12% and expenses increased 11% and 12% for the three and nine months ended September 30, 2025, respectively, as compared with the same periods in 2024. These changes are primarily due to increases in customs clearances, import services, road freight and warehousing and distribution from higher shipment volumes, principally from shipments into North America and Europe.

North America revenues increased 13% and expenses increased 12% for both three and nine months ended September 30, 2025, respectively, as compared with the same period in 2024. Europe revenues and expenses increased 19% and 20%, respectively, for the three months ended September 30, 2025, and 13% and 16%, respectively, for the nine months ended September 30, 2025, respectively, as compared with the same period in 2024.

Import services, including charges at ports such as detention, drayage, terminal charges and delivery increased significantly in 2025 because of higher volumes in part from shippers front loading deliveries in anticipation of higher tariffs. Road freight and warehousing and distribution services benefited from high demand from our technology customers.

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

Overhead expenses:

Salaries and related costs increased 9% for the three months ended September 30, 2025 as compared with the same periods in 2024, principally due to a 7% increase in headcount, and increases in base salaries and benefits, partially offset by decreases in incentive compensation commensurate with lower operating income. For the nine months ended September 30, 2025 salaries and related costs increased 10%, principally due to a 7% increase in headcount and increases in base salaries and benefits. Headcount increased in 2025 compared to 2024, primarily in our operations and information technology. We hired employees in operations to support the added complexity and higher demand for customs brokerage services, primarily in North America, and support the growth in volumes transacted in certain services and regions such as South Asia, Europe and Latin America. We also continued to hire IT personnel to support essential investments which further strengthens our critical information systems.

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

Our management compensation programs have always been incentive-based and performance driven. Total bonuses to field and executive management for the nine months ended September 30, 2025, increased 10%, respectively, when compared to the same period in 2024, primarily due to higher operating income.

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

Other overhead expenses increased 14% and 16% for the three and nine months ended September 30, 2025, respectively, as compared with the same periods in 2024. This increase is primarily due to technology related expenses, increased consulting, and higher rental and occupancy expenses. Additionally, for the nine months ended September 30, 2025, we incurred higher expenses related to indirect tax contingencies.

We expect to continue to enhance security and internal controls over our technology and systems and plan to deploy additional solutions which will result in increased expenses in the future. We will also continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to drive organic growth.

Income tax expense:

Our consolidated effective income tax rate was 25.2% and 26.6% for the three and nine months ended September 30, 2025, as compared to 26.4% in both comparable periods of 2024. The decrease during the three months ended September 30, 2025 was principally from an increase in Foreign-derived intangible income (FDII) deductions. All periods benefited from U.S. income tax deductions for FDII as well as available U.S. Federal foreign tax credits principally from withholding taxes related to our foreign operations. We have not incurred any significant expenses for any period presented for either the 15% corporate alternative minimum tax, nor for the global minimum tax regime (also known as Pillar Two).

On July 4, 2025, the United States enacted into law the 2025 Tax Act. The 2025 Tax Act provides for several corporate tax changes including, but not limited to, restoring an election to recognize full expensing of domestic research and development costs, restoring immediate deductibility of certain capital expenditures, and changes to the computations of U.S. taxation on international earnings. We are in the process of evaluating the provisions of the 2025 Tax Act, including which elections we may or may not make. While we expect that the 2025 Tax Act may have a positive impact on consolidated tax expense and cash flows, we do not expect it to be material. Elements of the enacted tax laws and regulations could be impacted by further legislative action as well as additional interpretations and guidance issued by the Internal Revenue Service or Treasury and by similar governmental bodies in jurisdictions outside of the U.S. Such changes could impact the estimates of the amounts the Company has recorded.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates transacting in a multitude of currencies other than the U.S. dollar. That exposes us to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or have agency relationships maintain strict currency control regulations that influence our ability to hedge foreign currency exposure. Historically, derivative financial instruments have not been used to manage foreign currency risk. In lieu of the use of foreign currency derivatives we instead try to compensate for these exposures by accelerating international currency settlements among our offices and agents. In the future, we may enter into foreign currency hedging transactions to manage our foreign currency risk. There are also regulatory or commercial limitations on our ability to move money freely, which could be impacted by inter-governmental disputes or new trade restrictions. We had no foreign currency derivatives outstanding at September 30, 2025 and December 31, 2024. For the three months ended September 30, 2025, net foreign currency transactional losses were approximately $3 million compared to net foreign currency losses of approximately $11 million in the same period in 2024. During the nine months ended September 30, 2025, net foreign currency transactional losses were approximately $20 million compared to net foreign currency transactional gains of less than $1 million in the same period in 2024.

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

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three and nine months ended September 30, 2025 was $201 million and $723 million as compared with $90 million and $474 million for the same periods in 2024. The increases of $111 million and $249 million for the three and nine months ended September 30, 2025, were primarily due changes in working capital. At September 30, 2025, working capital was $1,627 million, including cash and cash equivalents of $1,190 million. Other than our recorded lease liabilities, we had no long-term obligations or debt at September 30, 2025. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

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

Cash used in investing activities for the three and nine months ended September 30, 2025 was $10 million and $39 million as compared with $13 million and $30 million for the same periods in 2024, primarily for capital expenditures. Capital expenditures in the three and nine months ended September 30, 2025 were primarily related to continuing investments in building and leasehold improvements, technology and equipment. Total anticipated capital expenditures in 2025 are currently estimated to be approximately $60 million. This includes routine capital expenditures, leasehold and building improvements and investments in technology.

Cash used in financing activities during the three and nine months ended September 30, 2025 was $150 million and $655 million as compared with $76 million and $659 million for the same periods in 2024. We use the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to reduce outstanding shares. During the three and nine months ended September 30, 2025, we used cash to repurchase 1.8 million and 5.3 million shares of common stock, compared to 1.2 million and 5.1 million shares of common stock during the same periods in 2024.

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

We maintain international unsecured bank lines of credit for short-term working capital purposes. A few of these credit lines are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks issuing the credit line. At September 30, 2025, borrowings under these credit lines were $36 million and we were contingently liable for $80 million from standby letters of credit and guarantees. The standby letters of credit and guarantees primarily relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

We have lease arrangements primarily for office and warehouse space in all districts where we conduct business. As of September 30, 2025, we had fixed lease payment obligations of $724 million, with $143 million payable within 12 months.

We typically enter into unconditional purchase obligations with asset-based providers (generally short-term in nature) reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. We only enter into agreements that management believes we can fulfill. In the regular course of business, we also enter into agreements with service providers to maintain or operate equipment, facilities or software that can be longer than one year. We also regularly have contractual obligations for specific projects related to improvements of our owned or leased facilities and information technology infrastructure. Purchase obligations outstanding as of September 30, 2025 totaled $274 million.

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls or could be impacted by inter-governmental disputes or new trade restrictions. At September 30, 2025, cash and cash equivalent balances of $515 million were held by our non-United States subsidiaries, of which $18 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

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

Foreign exchange rate translation sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the nine months ended September 30, 2025, would have had the effect of raising operating income by approximately $46 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $38 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

Historically, derivative financial instruments have not been used to manage foreign currency risk. For the three and nine months ended September 30, 2025, net foreign currency transactional losses were approximately $3 million and $20 million compared to net foreign currency transactional losses of approximately $11 million and gains of less than $1 million during the same periods in 2024. In lieu of the use of foreign currency derivatives, we instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of September 30, 2025, we had approximately $132 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.

Interest Rate Risk

At September 30, 2025, we had cash and cash equivalents of $1,190 million of which $582 million was invested at various short-term market interest rates. We had no long-term debt at September 30, 2025. A hypothetical change in the interest rate of 10 basis points at September 30, 2025 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the third quarter of 2025.

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
•
Maintained a continuous process of ongoing entity wide risk assessments to identify relevant process risk points, IT systems and the information used in the operation of controls;
•
Hired additional qualified personnel to support the remediation process and the design and implementation of IT controls;
•
Implemented additional third-party developed software solutions that aid in tracking changes to databases and related applications and improve controls over system access and monitoring;
•
Implemented certain systems, procedures and controls designed to strengthen IT change management and logical access processes; and
•
Conducted ongoing training of personnel to fulfill internal control responsibilities relative to information technology.

Management believes the implementation of the remediation measures described above have strengthened the overall internal control over financial reporting. At this time, management is not aware of any additional measures that are needed to remediate the material weaknesses, but further testing may identify items which still require management’s attention. These material weaknesses will not be considered fully remediated until the applicable controls operate for a sufficient period and management has concluded, through additional testing, that these controls are operating effectively. Accordingly, management has determined that these material weaknesses have not been fully remediated as of September 30, 2025. We continued to perform certain supplemental review procedures for direct database changes and other procedures to supplement our existing controls to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP. As we continue to evaluate and work to enhance our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify some of the remediation measures described above.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Expeditors is involved in claims, lawsuits, government investigations, income, transfer pricing and indirect tax audits and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal and tax advisors, none of these matters are expected to have a material effect on our operations, cash flows or financial position. As of September 30, 2025, the amounts recorded for claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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

The United States has undertaken a substantial global tariff rebalancing effort, resulting in higher tariffs on imports, including significantly higher tariffs on goods made in China and sectoral tariffs on a range of materials and products. These measures led to threatened or actual retaliatory tariffs on goods made in the United States from several countries, including China and Canada. This created an unpredictable trade environment for shippers to determine if and how to adapt their sourcing patterns given these new and fast-changing regulations. If these conditions result in a significant, short-term or longer-term, decrease or redistribution of international trade volumes, it could negatively affect our business volumes and revenues. Expeditors' activity is particularly exposed to trade volume impacts from trade actions and tariff disputes between China and the United States, as we generated 22% of our revenues and 17% of our operating income in 2024, on exports from China and Hong Kong; these amounts are trending lower in 2025. Uncertainty and changes to trade volumes could also affect air and ocean freight carriers because they may adjust capacity and transportation schedules, which could result in volatility in available capacity, and average sell and sell rates, all of which could adversely impact our operations and financial results. While some of those volumes are shifting to other routes, as customers look to mitigate their exposure to China-specific tariffs, it is too early to know what the overall decline in volumes might be. Many of our customers are subject to the increased tariffs and may experience increased costs of conducting business. This could result in a loss of business, bad debt or increased expenses in the future if our customers were to abandon cargo, enter into bankruptcy or insolvency proceedings, or their ability to pay deteriorates. Additionally, the increased complexity of trade regulations and customs declaration processes challenges our ability to be in compliance with such ever-changing regulations and may require us to dedicate additional resources to our customs brokerage operations.

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

The timing of the resolution of income and non-income tax examinations can be highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities, may differ significantly from the amounts recorded. It is reasonably possible that within the next twelve months we will undergo further audits and examinations by various tax authorities and may reach resolution related to income tax examinations covering one or more jurisdictions and years. In recent years, the United States and other foreign governments have made significant changes to tax laws, and more changes are anticipated in future periods. Often, those changes are subject to the issuance of new regulations and interpretations, which adds complexity and uncertainty in calculating tax liabilities.

We are regularly under audit by tax authorities, including transfer pricing inquiries. The Indian tax authority (ITA) has asserted that additional tax applies principally related to transfer pricing and transactions between and amongst the Company and its Indian subsidiary and the applicability to an Indian service tax applicable to ocean and air imports and exports. We believe that ITA’s positions are without merit, and we have thus far been successful in defending our position vigorously in Indian courts. However, if these matters are adversely resolved, we would recognize significant additional tax expense including interest and penalties. Although we believe our tax estimates are reasonable, the final determination of tax audits, including any potential penalties and interest, could be materially different from our tax provisions and accruals and negatively impact our financial results. We cannot currently provide an estimate of the range of possible outcomes.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

(shares in thousands)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
July 1-31, 2025	-	$-	-	5,719
August 1-31, 2025	1,051	118.77	1,051	4,714
September 1-30, 2025	723	120.94	723	4,019
Total	1,774	$119.65	1,774	4,019

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
Disclosure in lieu of reporting on a Current Report on Form 8-K

Chief Financial Officer & Senior Vice President Employment Agreement

As previously disclosed in a Current Report on the Form 8-K filed with the Securities and Exchange Commission on August 7, 2025, we appointed David Hackett as Senior Vice President and Chief Financial Officer of the Company, effective October 1, 2025.

In connection with this appointment, we entered into an employment agreement with Mr. Hackett (the Employment Agreement) on August 22, 2025, with an effective date of October 1, 2025. Under the terms of the Employment Agreement, Mr. Hackett will receive an annual base salary of $100,000, subject to periodic review and adjustment by the Company’s Board of Directors or its Compensation Committee. Mr. Hackett is also eligible to receive incentive-based compensation as established by the Company’s Board of Directors or its Compensation Committee.

The Employment Agreement also provides for severance benefits in the event of a termination without cause, subject to a release of claims or resignation. The Employment Agreement contains a mandatory six-month non-compete and 12-month non-solicitation provision.

The above summary of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of that Employment Agreement. The Employment Agreement is filed as Exhibit 10.25 to this Quarterly Report on Form 10-Q.

(b)
Not applicable.
(c)
During the quarterly period ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
10.25	Form of Employment Agreement executed by David Hackett, Expeditors' Senior Vice President and Chief Financial Officer dated August 22, 2025 and effective as of October 1, 2025

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

November 6, 2025	/s/ DANIEL R. WALL
Daniel R. Wall, President, Chief Executive Officer and Director

November 6, 2025	/s/ DAVID A. HACKETT
David A. Hackett, Senior Vice President and Chief Financial Officer