Form 10-K
period 2025-12-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2026-02-25
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41871

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1069248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3545 Factoria Blvd. SE Sterling Plaza 2, 3rd Floor, Bellevue, Washington	98006
(Address of principal executive offices)	(Zip Code)

(206) 674-3400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	EXPD	New York Stock Exchange

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, based upon the closing price as of the last business day of the most recently completed second fiscal quarter ended June 30, 2025, was approximately $15,362,848,688.

At February 19, 2026, the number of shares outstanding of registrant’s Common Stock was 133,503,678.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s Annual Meeting of Shareholders to be held on May 5, 2026 are incorporated by reference into Part III of this Form 10-K.

Auditor Firm ID: 185 Auditor Name: KPMG, LLP Auditor Location: Seattle, WA, USA

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2025

2.

Forward-Looking Statements

In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the Company is making readers aware that forward-looking statements, because they relate to future events, are by their very nature subject to many important risk factors that could cause actual results to differ materially from those contained in the forward-looking statements. This Annual Report on Form 10-K contains information that may constitute “forward-looking statements.” For additional information about forward-looking statements and for an identification of risk factors and their potential significance, see “Cautionary Note Regarding Forward-Looking Statements” immediately preceding Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as Item 1A - "Risk Factors" in this report and those risk factors described from time to time in our future reports filed with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they were made. The Company undertakes no obligation to update these statements in light of new information, subsequent events, developments or otherwise, except as required by law.

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

Direct ocean forwarding: Expeditors acts as the agent when its customer contracts directly with the ocean carrier. We receive fees for customer handling and ancillary services.

Order management: Expeditors provides a range of order management services including consolidation of cargo from many suppliers in a particular origin into the fewest possible number of containers, putting more product into larger and fewer containers in order to maximize space, minimize cost and help our customers reduce their carbon footprint. We also give customers visibility to the orders that they are moving, enabling them to ensure that their products get to the right location at the right time.

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

4.

Revenues

The following chart shows our 2025 revenues by service type:

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

Our Culture and Strategy

We believe that our unique culture, at the center of which are our employees, is a critical component to our continued success. As a result, management's focus is on building and maintaining a global corporate culture and an environment where well-trained employees and managers are prepared to identify changes as they develop, to adapt and thrive as major trends emerge.

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

Our chief strategy officer, along with our senior leadership team, continues to oversee all strategy within Expeditors, with a deep focus on exploring new avenues for innovation, differentiation and expansion.

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

Expeditors’ technology platform is designed, coded, tested and implemented by the collaborative efforts of our logistics industry and information technology professionals. Internally developing, maintaining and enhancing technology capabilities is in keeping with Expeditors' long-held belief that it not outsource core functions, with global technology being one of those core functions.

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

We are investing in our technology strategy, which includes intentional and critical consideration of how best to implement a range of technology solutions, including artificial intelligence (AI). Due to the significant complexity and activities required to accommodate our customs brokerage and compliance needs, we have chosen to focus on these areas. While we expect to benefit from increased productivity, we also expect to focus on areas to increase value to our customers, making our operations more effective from an operational performance standpoint. We are also focused on accelerating our development and testing processes for solution delivery.

We are in the early days in the deployment of AI and we continue to work to see where it can be applied most beneficially. We are dedicated to teaching our employees how to best utilize AI technologies, with groups creating their own agents and using tools in various areas of our business to gain efficiency and improve effectiveness. However, because our customer service, expertise, and knowledge of our customers and their specific needs are critical to our success, we do not anticipate altering customer-facing functions with AI solutions. While we see tremendous potential from these investments, we expect their deployment to be ongoing as our organization learns and further develops our skills and use of such technologies.

Tailored Solutions

As a non-asset-based logistics services provider, we have considerable flexibility to tailor customer-specific solutions by product and industry. By understanding a customer's logistics and supply chain processes, strategies, and objectives, we identify targeted areas of opportunity for improvement, and deploy the right solutions for that customer. These solutions include our core product offerings of transportation, customs clearance, warehousing and distribution, and order management, along with expertise in supply chain analysis and optimization, trade compliance consulting, cargo insurance, cargo security, and solutions for oversized and heavy-lift freight. Our trained professional employees deliver these services across the globe through our network of district offices using a common technology platform, in conjunction with consistent and efficient operational processes that adhere to the highest standards of compliance and quality, while focusing on the individual needs of each customer.

Because Expeditors is in the business of optimizing our customers’ supply chains, we focus our sales and engagement strategies on professionals in logistics and supply chain management roles inside of customer organizations. While we drive our sales strategies at a global level, district management of each office is responsible for its own business development, operations, and service execution. We also employ dedicated account management staff who work with existing customers to improve operations and grow new business opportunities.

What Expeditors Ships

The goods that Expeditors handles are generally a function of the products that dominate international trade between any particular origin and destination. These goods include products from diverse industries, including technology; cloud & data center services, hyperscalers, semiconductor, personal computers and compute hardware, and industries such as healthcare, automotive, aviation, aerospace, retail and high fashion.

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

Expeditors' Services in Detail

The following describes in more detail the operations of each of Expeditors’ services:

7.

Airfreight Services

Airfreight services accounted for approximately 36% and 34% of Expeditors' total revenues in 2025 and 2024, respectively. When performing airfreight services, we typically act as a freight consolidator. When acting as a freight consolidator, we purchase cargo capacity from airlines on a volume basis and resell that space to our customers at lower rates than they could obtain directly from airlines on an individual shipment. We then issue a House Airway Bill (HAWB) to our customers as the contract of carriage and separately, we receive a Master Airway Bill from the airline when the freight is physically tendered. When moving shipments between points where the nature or volume of business does not facilitate consolidation, we receive and forward individual shipments directly to the airline that carries the shipment. Whether acting as a consolidator or agent, we offer our customers expertise for optimum routing, familiarity with local business practices, knowledge of export and import documentation and procedures, the ability to arrange for ancillary services, and assistance with securing capacity during periods of high demand.

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

We estimate that our average airfreight consolidation weighs approximately 3,700 pounds and that a typical consolidation includes merchandise from several shippers. Because shipment by air is relatively expensive compared with ocean transportation, air shipments are generally characterized by a high value-to-weight ratio, the need for rapid delivery, or both.

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

Our airfreight revenues less directly related costs of transportation and other expenses for a consolidated shipment capture the differential between the freight rate that the airline charges Expeditors and the rate that we, in turn, charge our customers, in addition to fees that we charge our customers for ancillary services. Such ancillary services we provide include preparation of shipping and customs documentation, packing, crating, insurance services, and the preparation of documentation to comply with local export laws.

Expeditors' management believes that owning aircraft would subject us to undue business risks, including large capital outlays, increased fixed operating expenses, exposure to volatile fuel prices and problems of fully utilizing aircraft. Furthermore, we would be in direct competition with our service providers - the airlines.

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

Most of Expeditors' customers are focused on improving supply-chain efficiency, reducing overall logistics costs by negotiating lower rates and utilizing ocean freight whenever possible. We expect these trends to continue in conjunction with carriers' efforts to manage available capacity and the evolution of consumer purchasing behavior, such as online shopping. Changes in available capacity, periods of high or low demand, or other market disruptions has impacted and could continue to impact our sell and buy rates and challenge our ability to maintain historical unitary profitability.

8.

Ocean Freight and Ocean Services

Ocean freight services accounted for approximately 25% and 30% of Expeditors' total revenues in 2025 and 2024, respectively. We operate Expeditors International Ocean, Inc. (EIO), an Ocean Transportation Intermediary, sometimes referred to as a Non-Vessel Operating Common Carrier (NVOCC), which specializes in ocean freight services in most major trade routes in the world. EIO provides service to and from any location where we have an office or an agent. Ocean freight services are comprised of three basic services: ocean freight consolidation, direct ocean forwarding and order management.

Ocean freight consolidation: As an NVOCC, EIO contracts with ocean shipping lines to obtain transportation for an allocation of containers between various points during a specified time period at an agreed rate. EIO provides full container load services to companies that need access to vessel capacity and flexibility via multiple sailing and service options. Additionally, EIO supports customers that prefer to supplement their carrier strategy with an NVOCC. EIO also leverages the Expeditors global gateway network for the movement of LCL freight for customers needing to ship smaller consignments via ocean. EIO issues a House Ocean Bill of Lading (HOBL) or a House Sea Waybill to customers as the contract of carriage and receives a separate Master Ocean Bill of Lading (MOBL) from the contracted shipping line when freight is physically tendered. Revenues from fees charged to customers for ancillary services that EIO may provide include the preparation of shipping and customs documentation, booking arrangements, management of pick-ups, packing, crating, insurance services, and the preparation of documentation to comply with local export and import laws. We also charter vessels to support our customers’ special projects needs.

Direct ocean forwarding: When the customer contracts directly with the ocean carrier, EIO acts as an agent of the customer and derives its revenues from handling fees paid by the customer. In such arrangements, EIO does not issue a HOBL or House Sea Waybill. Rather, the carrier issues a MOBL directly to the customer who employs EIO to create documentation, manage shipment information and arrange various services to facilitate the shipment of goods. The MOBL shows the customer as the shipper or consignee.

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

Expeditors’ pricing is based on annual and ongoing contract negotiations with our global carrier partners. Our pricing model is flexible. We purchase based on customer needs, and our carrier strategy determines our volume and pricing commitments. Fixed pricing arrangements are entered into for a portion of our forecasted commitments, while spot market pricing arrangements are typically negotiated at the regional and local levels.

When the market goes through seasonal peaks or significant disruption, the carriers react by altering sailings and adjusting their pricing. This carrier behavior, and the subsequent changes in available capacity, along with fluctuations in demand, creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.

We offer our customers multiple sailing options and services globally to meet their changing needs. Maintaining close relationships with our carrier partners allows us to meet our customers’ space needs throughout the year, including during peak periods.

9.

Customs Brokerage and Other Services

Customs brokerage and other services accounted for approximately 39% and 36% of Expeditors' total revenues in 2025 and 2024, respectively. As a customs broker, we assist our customers in clearing shipments through customs by preparing and filing required information and documentation, calculating and providing for payment of duties and other taxes on behalf of the customer, arranging required inspections by governmental agencies, and providing import services such as pick up, storage and delivery services, including value-added services, at destinations. We provide customs brokerage services either in conjunction with transportation services or independently. Expeditors supports regulatory compliance and visibility to the supply chain through process and system controls, technology, and licensed and trained professional oversight. We offer a customized, solutions-based approach to our customers, based on the complexity of their business. Our pricing reflects this complexity and scope, in addition to the number of declarations filed.

We also provide other value-added services within our network, such as warehousing and distribution, Transcon and consulting services. Expeditors' warehousing and distribution services include inventory management, multi-channel order fulfillment, vendor managed inventory programs, and other industry-specific, value-added services. Our warehousing services are generally offered in facilities utilized by multiple customers so that customers may benefit from cost savings related to shared space, labor, equipment and other efficiencies. Within Transcon, Expeditors offers a wide range of services for both the domestic and intra-continental ground cross-border shipping needs of our customers. These services include cross-border ground, time-definite, less-than-truckload, and full truckload. These solutions are supported by our ground network services, a time-definite platform, that provides door-to-door capacity solutions for our customers. Expeditors responds to customer-driven trade compliance consulting services requests primarily through Tradewin. Fees for these non-transactional services are based upon hourly billing rates and bids for mutually agreed-upon projects.

10.

Human Capital Management

Opportunities for employees and positive work environment

Expeditors’ most important asset is its employees. The cornerstone of our company culture is the professional growth and development of our employees. From the inception of our company, management has inherently understood that the elements required for a successful global service organization can only be assured through recruiting, developing and ultimately retaining knowledgeable and experienced personnel. We believe that we must perpetuate a consistent global corporate culture that requires:

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

We believe in creating and maintaining a positive work environment for employees. That commitment is supported by policies designed to promote fairness and equitable treatment and our supervisors and managers are charged with the responsibility of setting positive examples and providing mentoring with a focus on the importance of compliance. Our culture encourages Expeditors leaders to exemplify our core values at all times. We promote equal employment opportunity and have policies that expressly prohibit unacceptable behaviors, including harassment, intimidation or discrimination of any kind based on race, sex, sexual orientation, gender identity, gender expression, marital status, age, color, religion, creed, national origin, disability, veteran status or any other characteristic protected under applicable law.

To protect our employees, we are committed to maintaining secure business operations globally by following our well-established security standards, maintained and deployed by our Health and Safety team, as well as health and safety laws and regulations that may apply to a particular jurisdiction. We have mechanisms in place to report accidents, injuries and unsafe working conditions.

As a knowledge-based organization we focus on employees’ professional development through regular performance reviews and training, including mandatory trainings related to compliance; ethics, health and security; specific certifications where required to perform certain duties; supervising skills and development of succession plans of key employees and leaders.

Compensation and retention

We reinforce these values through a unique compensation system that rewards employees for profitably managing things they can control within our business. This incentive-based compensation system has been in place since we became a publicly traded company. We believe in a “real world” environment where the employees of our operating units are held accountable for the profit implications of their decisions. If these decisions result in operating losses, management generally must make up these losses with future operating profits, in the aggregate, before any cash incentive compensation can be earned. Executive management, in limited circumstances, makes exceptions at the district operating unit level. At the same time, our policies, processes and relevant training focus on such things as cargo management, risk mitigation, compliance, sound business decisions, accounts receivable collection, cash flow and credit soundness in an attempt to help managers avoid the kinds of errors that might end a career. To retain the services of highly qualified, experienced, and motivated employees, we place considerable emphasis on our incentive-based compensation programs and believe they are a true differentiator.

11.

Since our business is service based, we believe that employee retention remains critical to our long-term success. We evaluate our ability to engage and retain employees by monitoring turnover rates, percentage of positions filled internally, and by regularly conducting employee engagement surveys to identify opportunities where we can improve and set improvement plans accordingly.

Geographically diverse workforce

At December 31, 2025, Expeditors employed approximately 20,000 people, of which approximately 13,000 were employed in international locations. We believe that focus on hiring and developing a diverse and talented workforce coupled with our incentive-based compensation program, enables us to provide exceptional service and superior financial results. We leverage regional and local expertise by staffing our districts principally with local managers and personnel who are from the regions in which they operate and who have extensive experience in logistics, coupled with a deep understanding of their local market. This results in a highly talented, inclusive and multi-cultural global workforce that reflects the diverse regions that we serve. Because our business involves shipments between districts and typically touches more than one geographic area, our success requires a high degree of communication and coordination among our employees globally.

District Managers are key individuals in our Company, as sales, operational execution and business decisions necessary to service our customers are the responsibility of management at each district. The vast majority of our employees are based in our operational districts, geographically distributed as shown below. We have summarized below, the number of employees based on individual headcount as of December 31, 2025, including corporate and information services employees.

Employee Count as of December 31,
2025

United States	6,800
Other North America	1,600
Latin America	850
North Asia	2,250
South Asia	1,950
Europe	4,250
Middle East, Africa and India	2,100
Total	19,800

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

12.

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

Supply chain disruptions stemming from various factors, including geopolitical tensions and port labor disruptions impact our customers across different industries. In addition to these factors, recent tariffs and trade policy changes have contributed to supply chain disruptions, prompting many companies to reconsider their sourcing strategies. This environment has accelerated trends towards reshoring and nearshoring.

As a result, many companies seek to mitigate risks and implement strategies around supply chain resiliency, agility, sourcing, and inventory optimization. While our customers’ supply chain strategies may evolve, we believe that the industry will remain highly competitive with a mix of large, niche, and new entrants, competing aggressively for customers’ business.

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

Dependence on Service Providers

In addition, our ability to provide services to our customers is highly dependent on good working relationships with a variety of entities, including airlines, ocean carrier lines, ground transportation providers and governmental agencies. The significance of maintaining acceptable working relationships with these entities has gained increased importance as a result of ongoing concerns over terrorism, security, changes in governmental regulations and oversight of international trade. We use a consistent approach in selecting and managing service providers across all of our product offerings, beginning with a rigorous qualification and risk-based diligence process. We select and engage with best-in-class, compliance-focused, efficiently run, growth-oriented partners, based upon defined value elements and are intentional in our relationship and performance management activity, reinforcing success by awarding service providers who consistently achieve at the highest levels with additional business. We also invest in compliance, training, and certifications to ensure that we maintain trusted partner status with those government agencies with which we work, particularly those with operational and regulatory responsibilities. We consider our current working relationships with these entities to be satisfactory. However, changes in the financial stability and operating capabilities and capacity of asset-based carriers, capacity allotments available from carriers, governmental regulation or deregulation efforts, modernization of the regulations governing customs brokerage, and/or changes in governmental restrictions, quota restrictions or trade accords could affect our business in unpredictable ways.

13.

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

Historically, our business has not been adversely affected by inflation. Beginning in 2021 and continuing through 2025, many countries, including the United States experienced increasing levels of inflation. As a result, our business continues to experience rising labor costs, service provider rate increases, higher rent and occupancy and other expenses. Due to the high degree of competition in the marketplace we may not be able to increase our prices to our customers to offset this inflationary pressure, which could lead to an erosion in our margins and operating income in the future. Conversely, raising our prices to keep pace with inflationary pressure may result in a decrease in volume and customer demand for our services. As we are not required to purchase or maintain extensive property and equipment and have not otherwise incurred substantial interest rate-sensitive indebtedness, we currently have limited direct exposure to increased interest expense resulting from increases in interest rates.

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

14.

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

15.

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

We maintain cargo legal liability insurance covering claims for losses attributable to missing or damaged shipments for which we are legally liable. Expeditors also maintains legal liability insurance coverage for the property of others that is stored in our warehouse facilities. This insurance coverage is provided by a Vermont, U.S.-based insurance entity wholly owned by Expeditors. The coverage is fronted and re-insured by a global insurance company. The total risk retained by Expeditors in 2025 was $5 million. In certain circumstances, Expeditors will assume additional limited liability in certain cases based on proper risk assessment and mitigation programs. Especially where certain material high value cargo claims are made, Expeditors' limitations of liability may be vigorously challenged by customers and their insurers in a court of law. In addition, we are licensed as an insurance broker through our subsidiary, Expeditors Cargo Insurance Brokers, Inc., and place cargo insurance coverage for various customers.

Information about our Executive Officers

The following table sets forth the names, ages, and positions of current executive officers of our company.

Name	Age	Position
Daniel R. Wall	57	President, Chief Executive Officer and Director
Blake R. Bell	54	President, Global Business Development
Kelly K. Blacker	53	President, Global Geographies
David A. Hackett	53	Senior Vice President and Chief Financial Officer
Roberto A. Martinez	45	President, Global Products
Courtney A. Hawkins	51	Senior Vice President and Chief Information Officer
Gabe O. Schoonover	51	Senior Vice President, Global Enterprise Services and Chief Strategy Officer
Jeffrey F. Dickerman	50	Senior Vice President, General Counsel and Corporate Secretary

16.

Daniel R. Wall joined Expeditors in March 1987 and was promoted to District Manager in May 1992 and Global Director - Account Management in March 2002. Mr. Wall was elected Vice President – ECMS (Order Management) in January 2004 and Senior Vice President - Ocean Services in September 2004. Mr. Wall was appointed as President, Global Products in June 2015, and as President, Global Services, effective January 1, 2023. In October 2023, Mr. Wall was named President, Global Geographies and Operations, effective January 1, 2024. On February 17, 2025, the Board of Directors appointed Mr. Wall to President and Chief Executive Officer, effective April 1, 2025. He was also appointed to the Board of Directors, effective April 1, 2025.

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

Kelly K. Blacker joined Expeditors in 1994 and was promoted to New York Branch Manager in 2001, Columbus District Manager in 2004, Memphis District Manager in 2007, and Atlanta District Manager in 2011. Ms. Blacker was named Regional Vice President of the U.S. Mid-Atlantic region in 2015, and Senior Vice President of Global Air in May 2020. In November 2023, Ms. Blacker was appointed President, Global Products, effective January 1, 2024. In March 2025, Ms. Blacker was appointed President, Global Geographies, effective April 1, 2025.

David A. Hackett joined Expeditors in May 2024 as Vice President, Finance. For nearly 16 years, prior to joining Expeditors, Mr. Hackett served in many roles across finance at NIKE, Inc., with seven of these years as a vice president in the finance and strategy function as part of the NIKE Corporate Leadership Team. During his time at NIKE, he led external reporting, was Controller of North America and Vice President of Global Treasury and Financial Risk Management. Prior to NIKE, Mr. Hackett spent nearly nine years in the audit function of a "Big Four" where he was a senior manager and led the audit teams for some of the firm’s largest public clients in the Pacific Northwest. He also obtained his CPA certification in the state of Oregon in 1998. On August 6, 2025, Mr. Hackett was appointed Senior Vice President and Chief Financial Officer, effective October 1, 2025.

Roberto A. Martinez joined Expeditors in 2003 in Customs Brokerage as a Customer Service Representative in Laredo, TX, and became a Management Trainee in Dallas, TX in 2004. After graduating from the Management Trainee program, Mr. Martinez became the District Manager in McAllen, TX and then was promoted to El Paso, TX Distribution Manager in 2011, and then to El Paso, TX District Manager in 2013. Mr. Martinez was named Regional Director of Mexico in 2017, was promoted to Regional Vice President, Mexico and Southern Border in 2019, and then promoted to Senior Vice President of The Americas in October 2023. On April 21, 2025, Mr. Martinez was appointed President, Global Products, effective June 1, 2025.

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

Gabe O. Schoonover joined Expeditors in 1995 in the Air Export warehouse in Denver, CO. Over the next 20 years, Mr. Schoonover was promoted to various roles, including Operations Supervisor, Air Export Supervisor, and District Sales Executive. In 2006, he transitioned to corporate roles, holding managerial positions in Transition & Implementation and Transcon, and was appointed Director of Global Transcon in 2016. In 2018, Mr. Schoonover was named Director of Global Product Systems & Development. He was further promoted to Vice President of Global Product Systems & Development in 2019, and to Vice President of Global Innovation & Development in 2025. In September 2025, Mr. Schoonover was appointed Senior Vice President, Global Enterprise Services & Chief Strategy Officer, effective October 1, 2025.

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

17.

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

The United States has undertaken a substantial global tariff rebalancing effort, resulting in higher tariffs on imports, including significantly higher tariffs on goods made in China and sectoral tariffs on a range of materials and products. These measures led to threatened or actual retaliatory tariffs on goods made in the United States from several countries, including China and Canada. This created an unpredictable trade environment for shippers to determine if and how to adapt their sourcing patterns given these new and fast-changing regulations. If these conditions result in a significant, short-term or longer-term, decrease or redistribution of international trade volumes, it could negatively affect our business volumes and revenues. Expeditors' activity is particularly exposed to trade volume impacts from trade actions and tariff disputes between China and the United States, as we generated 19% and 22% of our revenues and 15% and 17% of our operating income in 2025 and 2024, respectively, on exports from China and Hong Kong. Uncertainty and changes to trade volumes could also affect air and ocean freight carriers because they may adjust capacity and transportation schedules, which could result in volatility in available capacity, and average sell and buy rates, all of which could adversely impact our operations and financial results. While some of those volumes are shifting to other routes, as customers look to mitigate their exposure to China-specific tariffs, it is too early to know what the overall decline in volumes might be. Many of our customers are subject to the increased tariffs and may experience increased costs of conducting business. This could result in a loss of business, bad debt or increased expenses in the future if our customers were to abandon cargo, enter into bankruptcy or insolvency proceedings, or their ability to pay deteriorates. Additionally, the increased complexity of trade regulations and customs declaration processes challenges our ability to be in compliance with such ever-changing regulations and may require us to dedicate additional resources to our customs brokerage operations.

18.

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
•
changes in and application of customs, trade and security regulations;
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

19.

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

Expeditors relies heavily and must compete based upon the flexibility and sophistication of the technologies, including AI, utilized in performing our core businesses. Future results depend on our success in developing competitive and reliable systems to address the needs of our customers and suppliers. Development and maintenance of these systems must be accomplished in a cost-effective manner and support the use of secure protocols, including integration and availability of third-party technology. We are continually improving and enhancing our systems and processes, including meaningful upgrades to core operating and accounting systems. These efforts are inherently complex and, if not managed properly, could lead to disruptions in our operations or our ability to remain competitive.

Any significant disruptions or unapproved third-party access to our network and systems continuity could have an adverse impact to our business and financial results.

As our employees, our customers and suppliers continue to increase reliance on systems, and as additional features are added, the risks also increase. Any significant disruptions or unapproved third-party access to our global systems or the internet for any reason, which could include equipment or network failures; co-location facility failures; power outages; sabotage; government interference, employee error or other actions; cyber-attacks or other security breaches; reliance on third party technology; geo-political activity or natural disasters; all of which could have a material negative effect on our results. Significant disruptions to, or unapproved third‑party access into our networks and systems could materially harm our business and financial results by interrupting critical operations and degrading systems continuity. Potential disruption vectors include equipment or network failures, co‑location facility outages, power interruptions, sabotage, government interference, employee error, cyber‑attacks or other security breaches, dependencies on third‑party technologies, geopolitical events, and natural disasters, any of which could sever connectivity to our global systems or the internet and impede execution of core processes. In such circumstances, we may be compelled to shut down systems to protect the environment, as we did during a cyber-attack in February 2022, leading to lost revenue; shipment‑processing delays and other business interruptions; significant remediation and incremental security costs; heightened exposure to fraud; legal claims (including potential breach‑of‑contract assertions); reporting delays or errors, including interference with regulators. A future cyber-attack may also result in the destruction or exfiltration of our data as well as that of our customers and service providers.

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

20.

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

We face material risks associated with the handling, transporting, and storing of customer inventory including some products classified as hazardous materials, dangerous goods, and/or high value products.

Under some of our agreements, we maintain and transport the inventory of our customers, some of which is classified as hazardous materials, dangerous goods or is high value in nature. Our failure to properly handle and safeguard such inventory exposes us to potential material claims and expenses as well as harm to our business and reputation.

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

21.

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

22.

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

Expeditors is subject to income and non-income taxation in the United States (Federal, state and local) as well as many foreign tax jurisdictions including the People’s Republic of China, including Hong Kong, Taiwan, Vietnam, India, Mexico, Canada, Netherlands and the United Kingdom. In many of these jurisdictions, the tax laws are very complex and are open to different interpretations and applications. Governmental authorities frequently implement new tax laws, including the One, Big, Beautiful Bill Act (Public Law 119-21), (the 2025 Tax Act), enacted in July of 2025 in the U.S., and change their tax rates and rules, including interpretations of those rules. The Organization for Economic Cooperation and Development (OECD) reached agreement among various countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two proposals. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of these legislative changes could impact our effective tax rate and tax liabilities, but we expect the impact to be insignificant because we pay tax at a rate of over 15% in the great majority of countries in which we do business.

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

We are regularly audited by tax authorities, including transfer pricing inquiries. The Indian tax authority (ITA) has asserted that additional tax applies principally related to transfer pricing and transactions between and amongst the Company and its Indian subsidiary and that, an Indian service tax applies to ocean and air imports and exports. We believe that ITA’s positions are without merit, and we have thus far been successful in defending our position in Indian courts. However, if these matters are adversely resolved, we would recognize significant additional tax expense including interest and penalties. Although we believe our tax estimates are reasonable, the final determination of tax audits, including any potential penalties and interest, could be materially different from our tax provisions and accruals and negatively impact our financial results.

Current economic and political conditions make tax laws and regulations, or their interpretation and application, in any jurisdiction subject to significant change. Changes in tax laws or statutory tax rates, competing tax regimes, variability in the mix of pretax earnings we generate in the U.S., as compared to other countries, or new taxes in the United States or foreign jurisdictions could result in additional tax liabilities, or increased volatility in our effective tax rate and total tax expense.

23.

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

We are exposed to risks relating to evaluations of internal control over financial reporting and disclosure controls and procedures.

Management is required to assess the effectiveness of internal control over financial reporting and disclosure controls and procedures. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, we may be unable to record, process and report financial information accurately or timely, which could result in misstatements in our financial statements, subject us to litigation or regulatory investigations, require significant management attention and resources, and adversely affect investor confidence in our financial reporting and our stock price. In addition, uncertainties related to the design and operation of controls over operational and financial systems in connection with further development of our IT systems and processes and could further increase these risks.

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

24.

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

Identifying and assessing cybersecurity risks and threats is integrated into our overall enterprise risk management program. Our Enterprise Cybersecurity Committee defines the strategy, prioritizes, and sets the expectations for execution of the cybersecurity program, leveraging industry-standard cybersecurity frameworks, including the National Institute of Standards and Technology cybersecurity framework (NIST CSF).

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

Our Cybersecurity and Global Technology department executes and measures the delivery of the cybersecurity program and incorporates the program into the governance and internal controls framework for our Company. We engage third parties such as consultants, auditors and specialists to support, evaluate, and improve the program, and utilize cybersecurity technologies and services to prevent, identify, detect, respond, and recover from cybersecurity threats and incidents. We also maintain a third party continuous monitoring security program to identify, prioritize, assess, mitigate and remediate third party risks, which is part of our overall cybersecurity risk management framework.

The Cybersecurity and Risk Management department is structured under the leadership of the Chief Information Security Officer (CISO), supported by two key directors, one overseeing Cybersecurity and the other leading Risk Management. The Cybersecurity function comprises dedicated teams for Security Operations, and Security Engineering & Architecture, which embed technical resilience and “secure by design” principles across enterprise systems. Complementing this function, the Risk Management organization includes Governance, Risk, and Compliance teams that drive a “compliant by design” approach, ensuring alignment with regulatory frameworks, corporate policies, and industry-specific requirements. Together, these functions operate cohesively to safeguard the organization’s digital assets, ensure operational integrity, and deliver a unified risk governance model.

Governance

Our Board of Directors provides direct oversight of and evaluates our cybersecurity and risk management posture at least annually. The Board’s oversight is led by James Dubois, former CISO and Chief Information Officer (CIO) with the Microsoft Corporation, who communicates with cybersecurity leadership throughout the year. The Board is provided updates via our Enterprise Risk Management program quarterly, while meeting with the CISO at least annually.

25.

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

ITEM 2 — PROPERTIES

Expeditors’ corporate headquarters are located in Bellevue, Washington. We conduct operations in approximately 430 locations worldwide, of which approximately 100 are in the United States and 17 are owned. These owned and leased locations are primarily located close to an airport, ocean port, or on an important border crossing. These facilities are strategically located to cover the geographic areas served by Expeditors. The majority of these facilities contain warehouse facilities. We will from time to time investigate the possibility of building or buying suitable facilities. We believe that current leases can be extended and that suitable alternative facilities are available in the vicinity of each present facility should extensions be unavailable at the conclusion of current leases.

ITEM 3 — LEGAL PROCEEDINGS

Expeditors is involved in claims, lawsuits, government investigations, income, transfer pricing and indirect tax audits and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a material effect on our operations, cash flows or financial position. In 2025, amounts recorded for claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

26.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Expeditors' common stock trades on the New York Stock Exchange under the symbol EXPD.

There were 532 registered holders of record as of February 18, 2026. This figure does not include a substantially greater number of beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.

The Board of Directors declared semi-annual dividends per share during the two most recent fiscal years as follows:

June 16, 2025	$0.77
December 15, 2025	$0.77
June 17, 2024	$0.73
December 16, 2024	$0.73

ISSUER PURCHASES OF EQUITY SECURITIES

(shares in thousands)

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
October 1-31, 2025	—	$—	—	4,021
November 1-30, 2025	41	$139.38	41	4,153
December 1-31, 2025	280	$150.97	280	3,884
Total	321	$149.47	321	3,884

1Repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases including through a Rule 10b5-1 plan.

2Average price paid per share includes transaction costs associated with the repurchases.

In November 2001, under a Discretionary Stock Repurchase Plan, Expeditors' Board of Directors authorized the repurchase of our common stock in the open market to reduce the issued and outstanding stock down to 200 million shares. Subsequently, the Board of Directors has from time to time increased the amount of our common stock that may be repurchased. The Board of Directors last authorized repurchases from 140 million shares of common stock, as of December 31, 2023, down to 130 million on February 19, 2024. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. On February 23, 2026, the Board of Directors authorized a new share repurchase program that permits the repurchase of up to $3 billion of the Company's common stock, effective upon the expiration of the current program, which will occur when the outstanding shares of common stock reach 130 million.

27.

The graph below compares Expeditors International of Washington, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the Dow Jones Transportation Average. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2020 and tracks it through 12/31/2025. Total return assumes reinvestment of dividends in each of the indices indicated.

	12/20	12/21	12/22	12/23	12/24	12/25
Expeditors International of Washington, Inc.	100.00	142.52	111.61	138.26	121.85	165.92
Standard and Poor's 500 Index	100.00	128.68	105.36	133.03	166.28	195.98
Dow Jones Transportation Average	100.00	133.21	109.73	132.21	134.16	148.84

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

28.

ITEM 6 — [RESERVED]

Not applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended 2025 contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, Expeditors or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements, including those preceded by, followed by or that include the words or phrases “will likely result”, “are expected to”, "would expect", "would not expect", “will continue”, “is anticipated”, “estimate”, “project”, "provisional", "plan", "believe", "probable", "reasonably possible", "may", "could", "should", "would", "intends", "foreseeable future" or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Such statements are qualified in their entirety by reference to and are accompanied by the discussion under Risk Factors in Item 1A of certain important factors that could cause actual results to differ materially from such forward-looking statements, as well as those risk factors described from time to time in our future reports filed with the Securities and Exchange Commission.

The risks included in Item 1A are not exhaustive. Furthermore, reference is also made to other sections of this report, including but not limited to Business in Item 1, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Quantitative and Qualitative Disclosures About Market Risk in Item 7A, which include additional factors that could adversely impact Expeditors' business and financial performance. Moreover, Expeditors operates in a very competitive, complex and rapidly changing global environment. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all of such risk factors on Expeditors' business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. While management believes that these forward-looking statements are reasonable as and when made, forward-looking statements cannot be relied upon as a prediction or guarantee of actual results. Do not place undue reliance on the forward-looking statements, which speak only as of the date of this report. The Company is under no obligation, and Expeditors expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

29.

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

30.

We manage our company along five geographic areas of responsibility: Americas; North Asia; South Asia; Europe; and Middle East, Africa and India (MAIR). Each area is divided into sub-regions that are composed of operating units with individual profit and loss responsibility. Our business involves shipments between operating units and typically touches more than one geographic area. The nature of the international logistics business necessitates a high degree of communication and cooperation among operating units. Because of this inter-relationship between operating units, it is very difficult to examine any one geographic area and draw meaningful conclusions as to its contribution to our overall success on a stand-alone basis. The following chart shows revenues by geographic areas of responsibility for the years ended December 31, 2025, 2024, and 2023:

Revenues by Geographic Area
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
-
$ (Thousands)
Americas
North Asia
South Asia
Europe
MAIR
2025
2024
2023

Our operating units share revenue using the same arms-length pricing methodologies that we use when our offices transact business with independent agents. Certain costs are allocated among the segments based on the relative value of the underlying services, which can include allocation based on actual costs incurred or estimated cost plus a profit margin. Our strategy closely links compensation with operating unit profitability, which includes shared revenues and allocated costs. Therefore, individual success is closely linked to cooperation with other operating units within our network. The mix of services varies by segment based primarily on the import or export orientation of local operations in each of our regions. North Asia is our largest export-oriented region and accounted for 25% of revenues, 30% of directly related cost of transportation and other expenses and 21% of operating income for the year ended December 31, 2025.

31.

Summary of 2025 versus 2024

•
Revenues increased 4% as strong demand for most of our services was partially offset by a drop in ocean revenues.
•
The dynamic environment of changing trade tariffs throughout 2025 resulted in shifts in trade volumes to different locations and importers and exporters managing timing of shipments in anticipation of higher trade tariffs. As a result, carriers had to adapt to changing demand creating volatility in average sell rates and buy rates.
•
Customs brokerage and other services and airfreight services revenues increased 13% and 9%, respectively.
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
•
Revenue from ocean freight and other services decreased 11% resulting from significant decreases in average ocean sell rates and buy rates due to overall imbalance between demand and available capacity for ocean transportation due to global trade dynamics.
•
Operating income increased 1% and net earnings to shareholders remained flat, while earnings per share increased 4%.
•
Cash from operations was $1.0 billion, up from $723 million in 2024.
•
We returned $875 million to shareholders through common stock repurchases and dividends.

Industry trends, trade conditions and competition

We operate in over 60 countries in the competitive global logistics industry and our activities are closely tied to the global economy. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, laws and policies relating to tariffs, trade restrictions, foreign investment~~,~~ and taxation. Governments periodically consider changes to tariffs, and impose trade restrictions and accords. Currently, the United States Government has undertaken a substantial global trade rebalancing effort resulting in significantly higher tariffs on imports. Increased tariffs on certain sectors for Canada, China, and Mexico took effect in the first quarter of 2025. Additionally, reciprocal tariffs on certain countries were expected to take effect in April 2025, and were later postponed to July and August 2025, while trade negotiations by country were taking place. In the third quarter additional tariffs were imposed on imports from most countries including India, Brazil, and Japan. The United States has also imposed significantly higher tariffs on goods made in China. Additionally, sectoral tariffs on steel, aluminum and their derivative products, as well as investigations were launched on other commodities since the second quarter of 2025. These measures have led to threatened or actual retaliatory tariffs and trade actions from several countries, including China and Canada. The "de minimis" exemption, which exempted goods made in China and Hong Kong of less than $800 in commercial value from tariffs and entry submission, was terminated on May 2, 2025, and expanded to all countries on August 29, 2025. The potential for further tariff changes and trade restrictions remains high, creating an unpredictable environment for international trade. Changes in import and regulations may further impact the flow of trade and the global economy. On February 20, 2026, the United States Supreme Court issued a ruling on certain tariffs imposed in the United States under the International Emergency Economic Powers Act (IEEPA). The ruling invalidates many of the tariffs imposed on imports to the United States in 2025. The decision also allows for potential refunds; however the process to issue any such refunds is uncertain and likely subject to pending formal implementation, collection instructions and Court of International Trade decisions. We are currently assessing the impact this ruling and resulting tariff changes will have on our customs brokerage services, including post-entry activity. This decision could spur new sectoral tariffs in the United States and introduce additional uncertainty with respect to current and future U.S. trade policy and impact global trade flows. We cannot predict how changes in tariffs and trade restrictions will affect our business. Additionally, the constant changes in trade regulations since the beginning of 2025 are adding complexity to the customs declarations process, making compliance with regulations increasingly challenging.

32.

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

The global economic and trade environments remain highly uncertain; including inflation remaining higher than historical levels, volatility in oil prices, high interest rates and the conflicts in the Middle East and Ukraine. In the first quarter of 2025, we saw high demand on exports out of Asia and continued to see high demand on exports out of South Asia in the second quarter 2025, resulting in high average sell and buy rates where demand exceeded carrier capacity. However, softening demand and additional available capacity for ocean freight resulted in declines in ocean sell and buy rates starting in the second quarter. Additional ocean and air transportation capacity will become available as demand softens due to uncertainty in economic and trade regulations and safe passage through the Red Sea resumes. These conditions could result in declines in average sell and buy rates. We also expect that pricing volatility will continue as carriers adapt to changes in demand, changing fuel prices, available capacity, security risks and react to governmental trade policies and other regulations. Additionally, we cannot predict the direct or indirect impact that further changes in purchasing behavior, such as the evolution of international direct e-commerce platforms, could have on our business. Some customers are relocating manufacturing to other countries to mitigate the impact of higher tariffs on imports, reduce their supply chain risks, address disruptions caused by pandemics and geopolitical issues. These changes could negatively affect our business.

Critical Accounting Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Preparing our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies can be found in Note 1 to the consolidated financial statements in this report. Management believes that the nature of our business is such that there are few complex challenges in accounting for operations. While judgments and estimates are a necessary component of any system of accounting, the use of estimates is limited primarily to accrual of loss contingencies, accrual of various tax liabilities and contingencies, accrual of insurance liabilities for the portion of the related exposure that we have self-insured, and accounts receivable valuation.

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

33.

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

Accounting for income taxes involves significant estimates and judgments. We are subject to taxation in various states and in many foreign jurisdictions including the People’s Republic of China, including Hong Kong, Taiwan, Vietnam, India, Mexico, Canada, Netherlands and the United Kingdom. Management believes that our tax positions, including intercompany transfer pricing policies, are reasonable and are consistent with established transfer pricing methodologies and norms. We are under, or may be subject to, audit or examination and assessments by the relevant authorities in respect of these particular jurisdictions primarily for 2005 and thereafter. Sometimes audits and examinations result in proposed assessments where the ultimate resolution could result in significant additional tax, penalties and interest payments being required. We establish liabilities when, despite our belief that the tax return positions are appropriate and consistent with tax law, we conclude that we may not be successful in realizing the tax position. In evaluating a tax position, we determine whether it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position and in consultation with qualified tax advisors.

The total amount of our income and non-income tax contingencies may increase in 2026. In addition, changes in state, federal, and foreign tax laws including transfer pricing and changes in interpretations of these laws may increase our existing tax contingencies. The timing of the resolution of tax examinations can be highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ significantly from the amounts recorded. It is reasonably possible that within the next twelve months we may undergo further audits and examinations by various tax authorities, and it is also possible that we may reach resolution related to income tax and non-income tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to our contingencies related to positions on tax filings in future years and may increase the amount of tax expense we recognize as well as the potential for penalties and interest being incurred. Our estimate of any ultimate tax liability contains assumptions based on our experience, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by the taxing jurisdiction. Though we believe the estimates and assumptions used to support the evaluation of our tax positions are reasonable, the actual amount of any change could vary significantly depending on the ultimate timing and nature of its resolution. We cannot currently provide an estimate of the range of possible outcomes.

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

34.

Results of Operations

This section of this Form 10-K generally discusses year-to-year comparisons between the results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

The following table shows the revenues, directly related cost of transportation and other expenses for our principal services and our overhead expenses for 2025, 2024 and 2023. The table, chart and the accompanying discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto in Part II, Item 8 of this report.

				Percentage change
In thousands	2025	2024	2023	2025 vs. 2024
Airfreight services:
Revenues	$3,982,882	$3,669,673	$3,246,527	9%
Expenses	2,979,993	2,731,552	2,347,293	9%
Ocean freight and ocean services:
Revenues	2,814,960	3,148,514	2,363,243	(11)%
Expenses	2,029,847	2,356,952	1,634,947	(14)%
Customs brokerage and other services:
Revenues	4,271,167	3,782,328	3,690,340	13%
Expenses	2,392,241	2,098,214	2,071,760	14%
Overhead expenses:
Salaries and related costs	1,915,932	1,762,654	1,700,516	9%
Other	698,450	609,820	605,661	15%
Total overhead expenses	2,614,382	2,372,474	2,306,177	10%
Operating income	1,052,546	1,041,323	939,933	1%
Other income, net	41,517	53,477	75,095	(22)%
Earnings before income taxes	1,094,063	1,094,800	1,015,028	—
Income tax expense	282,015	283,167	263,249	—
Net earnings	812,048	811,633	751,779	—
Less net earnings (losses) attributable to the noncontrolling interest	1,716	1,560	(1,104)	10%
Net earnings attributable to shareholders	$810,332	$810,073	$752,883	—

35.

Revenues by Service
$12,000
$10,000
$8,000
$6,000
$4,000
$2,000
$0
$ (Millions)
$11,069
$3,983
$2,815
$4,271
$10,601
$3,670
$3,149
$3,782
$9,300
$3,247
$2,363
$3,690
2025
2024
2023
Customs & Other
Ocean
Air

Airfreight services:

Airfreight services revenues and expenses both increased 9% in 2025, as compared with 2024, due to a 6% increase in tonnage and 2% and 3% increases in average sell and buy rates, respectively. Tonnage increased in all regions, with the largest increases coming from exports out of South Asia and North Asia due to strong demand in the first half of 2025 in anticipation of higher tariffs going into effect and demand from technology customers in the second half of the year. Average sell rates increased most significantly in South Asia and Europe due to shifts in demand and limited capacity in those regions during part of the year, driven by tariff-related trade impacts.

South Asia revenues and expenses increased 20% and 21%, respectively, in 2025 as compared with 2024 due to a 15% increase in tonnage and higher average sell and buy rates. Demand in South Asia remained strong as a result of manufacturing relocations in that region. North Asia revenues and expenses increased 11% and 12%, respectively, in 2025 as compared with 2024 due to a 10% increase in tonnage and higher average sell and buy rates driven by high demand from international direct e-commerce in the first quarter and increased market demand, in part from technology customers investing in artificial intelligence infrastructure. While the elimination of low-value de minimis exemption on shipments from China to the U.S. resulted in a decrease in demand for airfreight in the second half of 2025, the expected downward pressure on average buy rates was largely mitigated by carriers redistributing capacity to other lanes and high demand from the technology sector.

36.

Seasonal changes in demand, impact from disruptions in the ocean market due to security concerns and variable demand for airfreight capacity from direct e-commerce business cause volatility in average buy rates on certain routes. Additionally, geopolitical concerns, inter-governmental trade disputes, new tariffs on imports into the U.S. and retaliatory actions from other countries create uncertainty in the economy and the trade environment. As shippers and carriers react to these volatile conditions, it may negatively affect demand for airfreight services which could significantly reduce our volumes and average sell and buy rates in the future. Though we are unable to predict how these uncertainties and any future disruptions may affect our operations or financial results prospectively, these conditions could result in decreases in our revenues, expenses and operating income.

Ocean freight and ocean services:

Ocean freight consolidation, direct ocean forwarding, and order management are the three basic services that constitute and are collectively referred to as ocean freight and ocean services. Ocean freight and ocean services revenues and expenses decreased 11% and 14%, respectively, in 2025, as compared with 2024. The largest component of our ocean freight and ocean services revenue is derived from ocean freight consolidation, which represented 66% and 71% of ocean freight and ocean services revenue in 2025 and 2024, respectively.

In 2025 ocean freight consolidation revenues and expenses decreased by 17% and 19% respectively, as compared with 2024, primarily due to 18% and 20% decreases in average sell and buy rates, respectively, offset by a 1% increase in containers shipped. Average sell and buy rates dropped by 37% and 39%, respectively, in the second half of 2025 as compared to the same period in the prior year. Average sell and buy rates dropped by 41% and 42% in the fourth quarter as compared to the same period in 2024. The declines in average buy rates and sell rates in the second half of the year are due to a softening demand primarily on exports out of North Asia and an increase in available carrier capacity. Rate declines could continue in 2026 if demand softens and additional vessels are brought into service and passage through the Red Sea resumes.

Containers shipped grew modestly in 2025, up 1% for the full period. Shippers accelerated shipments in the first half of the year in anticipation of tariff changes, but volumes softened from August onward. Declines in North Asia to the United States shipments were mitigated by increases on other routes.

North Asia ocean freight and ocean services revenues and expenses decreased 23% and 26%, respectively, in 2025, compared to 2024 primarily due to 21% and 23% decreases in average sell and buy rates, respectively, and 6% decrease in containers shipped. This was mainly due to customers relocating sourcing out of China to other regions and softening of the retail sector.

Order management revenues and expenses increased 5% and 4%, respectively, in 2025, due to higher volumes from new and existing customers. Direct ocean freight forwarding revenues and expenses increased 4% and 5%, respectively, due to higher forwarding volumes and increased ancillary services, mostly in the United States and South Asia.

The global economic conditions and trade environment are increasingly uncertain and dynamic with increases in trade tariffs and inter-governmental disputes. As shippers and carriers reacted to these volatile conditions, it negatively affected demand, which reduced our volumes and average sell and buy rates. Further, carriers have added new vessels which increased capacity and substantially decreased average sell and buy rates. While some volumes are shifting to other routes and as customers look to mitigate their exposure to U.S./China-specific tariffs, it is too early to know what the overall impact on volumes might be. If safe passage through the Red Sea resumes, additional capacity will become available due to shorter transit times. These conditions could further depress sell and buy rates and cause further decreases in our revenues and operating income, depending on how carriers adapt to conditions and manage available capacity.

Customs brokerage and other services:

Customs brokerage and other services revenues and expenses increased 13% and 14%, respectively, in 2025 as compared with 2024, primarily due to double-digit growth rates in customs clearances, import services, road freight and warehousing and distribution from higher shipment volumes, principally from shipments into North America and Europe.

North America and Europe revenues increased 14% and 13%, respectively, and expenses increased 14% and 15%, respectively, in 2025 as compared with 2024, primarily as a result of higher shipment volumes.

37.

Import services, including charges at ports such as detention, drayage, terminal charges and delivery increased significantly in 2025 because of higher volumes. Road freight and warehousing and distribution services benefited from high demand from our technology customers.

Customers value our brokerage services due to an increasingly dynamic and complex trade environment and its impact on the declaration process. They seek knowledgeable customs brokers with operational capacity and sophisticated systems capabilities critical to an overall logistics management program that are necessary to rapidly respond to changes in the regulatory and security environment. Should international trade slow or there is substantial removal of tariffs, our revenues and operating income could be negatively impacted.

Overhead expenses:

Salaries and related costs increased 9% in 2025, as compared with 2024, principally due to an 8% increase in headcount and increases in base salaries and benefits along with increases in incentive compensation commensurate with higher revenues and operating income. We hired employees in operations to support the added complexity and higher demand for customs brokerage services, primarily in North America, and support the growth in volumes transacted in certain services and regions such as South Asia and Europe. We also continued to hire IT personnel to support essential investments which further strengthens our critical information systems.

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

Our management compensation programs have always been incentive-based and performance driven. Bonuses to field and executive management in 2025 increased 5% when compared to 2024 primarily due to growth in operating income at individual business units.

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

Other overhead expenses increased 15% in 2025, as compared with 2024. The increase in 2025 is primarily due to higher rental and occupancy expenses, technology related expenses as well as consulting, and travel, and indirect taxes.

We expect to continue to enhance security and internal controls over our technology and systems and plan to deploy additional solutions which will result in increased expenses in the future. We will also continue to make important investments in people, processes and technology, as well as to invest in our strategic efforts to drive organic growth.

Other income, net:

The decrease in other income and expense is primarily the result of lower interest income due to a decline in interest rates.

38.

Income tax expense:

Our consolidated effective income tax rate was 25.8% and 25.9% in 2025 and 2024. In 2025 and 2024, we benefited from U.S. Federal tax credits totaling $31.0 million and $32.5 million, respectively principally because of withholding taxes related to our foreign operations, as well as U.S. income tax benefits for FDII of $21.1 million and $21.6 million, respectively. These amounts were offset by the effect of higher foreign tax rates of the Company's international subsidiaries, when compared to the U.S. Federal income tax rate of 21%. We have not incurred any significant expenses for any period presented for either the 15% corporate alternative minimum tax (CAMT) nor for the global minimum tax regime (also known as Pillar Two).

On July 4, 2025, the United States enacted into law the 2025 Tax Act. The 2025 Tax Act provides for several corporate tax changes including, but not limited to, restoring an election to recognize full expensing of domestic research and development costs, restoring immediate deductibility of certain capital expenditures, and changes to the computations of U.S. taxation on international earnings.

Elements of enacted tax laws and regulations could be impacted by further legislative action as well as additional interpretations and guidance issued by the Internal Revenue Service or the U.S. Department of the Treasury and by similar governmental bodies in jurisdictions outside of the U.S. Such changes could impact the estimates of the amounts the Company has recorded.

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

Currency and Other Risk Factors

The nature of our worldwide operations necessitates transacting in a multitude of currencies other than the U.S. dollar. That exposes us to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or have agency relationships maintain strict currency control regulations that influence our ability to hedge foreign currency exposure. Historically, derivative financial instruments have not been used to manage foreign currency risk. In lieu of the use of foreign currency derivatives we instead try to compensate for these exposures by accelerating international currency settlements among our offices and agents. In the future, we may enter into foreign currency hedging transactions to manage our foreign currency risk. There are also regulatory or commercial limitations on our ability to move money freely which could be impacted by inter-governmental disputes or new trade restrictions. We had no foreign currency derivatives outstanding at years ended December 31, 2025 and 2024. Net foreign currency transactional losses were approximately $28 million in 2025, and net foreign currency transactional gains were approximately $12 million in 2024. The net impact of foreign exchange rate fluctuation on the translation of our foreign operations, as included in other comprehensive income, was an income of $49 million in 2025 and a loss of $41 million in 2024, net of taxes.

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

39.

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the year ended December 31, 2025 was $1.0 billion, as compared with $723 million for 2024. This $284 million increase is primarily due to collection of accounts receivable when compared to 2024. At December 31, 2025, working capital was $1,683 million, including cash and cash equivalents of $1,314 million. Other than our recorded lease liabilities, we had no long-term obligations or debt at December 31, 2025. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

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

Cash used in investing activities for the year ended December 31, 2025 was $45 million, as compared with $41 million in 2024. Capital expenditures were $53 million in 2025 compared to $40 million in 2024. Capital expenditures in 2025 were primarily related to continuing investments in building and leasehold improvements and technology and facilities equipment. Total anticipated capital expenditures in 2026 are currently estimated to be approximately $100 million. This includes investments in technology infrastructure, leasehold and building improvements and routine capital expenditures.

Cash used in financing activities during the year ended December 31, 2025 was $802 million as compared with $1,025 million in 2024. We have a Discretionary Stock Repurchase Plan under which management is allowed to repurchase shares to reduce the issued and outstanding stock to 130 million shares of common stock. A new repurchase program has been adopted as authorized by the Board of Directors in February 2026, as described in Part II, Item 5 of this report. We use the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to reduce outstanding shares. During 2025 and 2024, we used cash to repurchase 5.6 million shares of common stock at an average price of $118.01 per share and 7.1 million shares of common stock at an average price of $119.47 per share, respectively. In addition, during 2025 and 2024, we paid cash dividends of $1.54 and $1.46 per share, respectively.

We follow established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. Historically, our investment portfolio has not been adversely impacted by disruptions occurring in the credit markets. However, there can be no assurance that our investment portfolio will not be adversely affected in the future.

We cannot predict what further impact ongoing uncertainties in the global economy, inflation, future interest rates, and political conflicts and uncertainty may have on our operating results, freight volumes, pricing, amounts advanced on behalf of our customers, changes in consumer demand, carrier stability and capacity, customers’ abilities to pay or changes in competitors' behavior.

40.

We maintain international unsecured bank lines of credit for short-term working capital purposes. A few of these credit lines are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks issuing the credit line. At December 31, 2025, borrowings under these credit lines were $30 million and we were contingently liable for $81 million from standby letters of credit and guarantees. The standby letters of credit and guarantees primarily relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

We have lease arrangements primarily for office and warehouse space in all districts where we conduct business. As of December 31, 2025, we had fixed lease payment obligations of $733 million, with $139 million payable within 12 months.

We typically enter into unconditional purchase obligations with asset-based providers (generally short-term in nature) reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. We only enter into agreements that management believes we can fulfill. In the regular course of business, we also enter into agreements with service providers to maintain or operate equipment, facilities or software that can be longer than one year. We also regularly have contractual obligations for specific projects related to improvements of our owned or leased facilities and information technology infrastructure. Purchase obligations outstanding as of December 31, 2025 totaled $192 million.

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls, or could be impacted by inter-governmental disputes or new trade restrictions. At December 31, 2025, cash and cash equivalent balances of $515 million were held by our non-United States subsidiaries, of which $5 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

As of December 31, 2025, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(2) of SEC Regulation S-K.

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

Foreign exchange rate translation sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the year ended December 31, 2025, would have had the effect of raising operating income by approximately $60 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $49 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

41.

Historically, derivative financial instruments have not been used to manage foreign currency risk. Net foreign currency transactional losses were approximately $28 million in 2025 and net foreign currency transactional gains were $12 million in 2024. The net impact of foreign exchange rate fluctuation on the translation of our foreign operations, as included in other comprehensive income, was an income of $49 million in 2025 and a loss of $41 million in 2024, net of taxes. In lieu of the use of foreign currency derivatives, we instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of December 31, 2025, we had approximately $185 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.

Interest Rate Risk

At December 31, 2025, we had cash and cash equivalents of $1,314 million, of which $763 million was invested at various short-term market interest rates. We had no long-term debt at December 31, 2025. A hypothetical change in the interest rate of 10 basis points at December 31, 2025 would not have a significant impact on our earnings.

In management’s opinion, there has been no material change in our interest rate risk exposure between 2025 and 2024.

42.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed on the pages listed below, as part of Part II, Item 8 of this report.

43.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025.

Based upon this evaluation, and as a result of actions taken to remediate the previously reported material weaknesses, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, under the oversight of our Board of Directors, assessed the effectiveness of the Company's internal control over financial reporting, as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Based on this assessment, management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Remediation of Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, we identified material weaknesses in our internal controls over financial reporting in the areas of logical access and change management to certain IT systems.

These control deficiencies related to personnel without specific training and experience to fulfill internal control responsibilities related to information technology general controls over systems and processes resulting in an ineffective design of controls necessary to ensure the reliability of information used in financial reporting.

44.

In light of the previously reported material weaknesses, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. GAAP. The control deficiencies did not result in any identified misstatements to the consolidated financial statements, and there were no changes to previously released financial results.

With respect to the previously reported material weaknesses, management with the oversight of the Audit Committee of the Board of Directors, completed the remediation plan described in our prior filings. Key actions include:

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
•
Implemented additional third-party industry-standard software solutions that aid in tracking changes to databases and related applications and improve controls over system access and monitoring;
•
Implemented systems, procedures, and controls designed to strengthen IT change management and logical access processes; and
•
Conducted ongoing training of personnel to fulfill internal control responsibilities relative to information technology.

Changes in Internal Controls

Except for remediation of the material weaknesses noted above, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

45.

ITEM 9B — OTHER INFORMATION

During the quarter ended December 31, 2025, none of our directors or Section 16 officers adopted, or terminated any Rule 10b5‑1 or non‑Rule 10b5‑1 trading arrangement, as defined in Item 408(a) of Regulation S‑K.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth below or incorporated by reference to information under the caption “Proposal No. 1: Election of Directors” and to the information under the caption “Board Operations" in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 5, 2026. See also Part I - Item 1 – Information about our Executive Officers.

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

ITEM 11 — EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to information under the captions “Director Compensation Program” and “Compensation Discussion and Analysis” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 5, 2026.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to information under the captions “Shareholder Engagement & Stock Ownership Information” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 5, 2026.

46.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2025, regarding compensation plans under which equity securities of Expeditors are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3)
Equity Compensation Plans Approved by Security Holders	1,120,821	$47.35	4,099,757
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,120,821	$47.35	4,099,757

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
(3)
Includes 3,421,226 available for issuance under the employee stock purchase plan and 678,531 available for future grants of equity awards under the Amended and Restated 2017 Omnibus Incentive Plan.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to information under the captions “Certain Relationships and Related Transactions” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 5, 2026.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to information under the caption “Relationship with Independent Registered Public Accounting Firm” in Expeditors' definitive Proxy Statement for its annual meeting of shareholders to be held on May 5, 2026.

47.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
(a)	1.	FINANCIAL STATEMENTS
		Reports of Independent Registered Public Accounting Firm	F-1 through F-4
		Consolidated Balance Sheets as of December 31, 2025 and 2024	F-5
		Consolidated Statements of Earnings for the Years Ended December 31, 2025, 2024 and 2023	F-6
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023	F-7
		Consolidated Statements of Equity for the Years Ended December 31, 2025, 2024 and 2023	F-8
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023	F-9
		Notes to Consolidated Financial Statements	F-10 through F-26
	2.	FINANCIAL STATEMENT SCHEDULES
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

(1)
Form of Employment Agreement executed by Daniel R. Wall, Expeditors' President and Chief Executive Officer. See Exhibit 10.24.
(2)
Form of Employment Agreement executed by Jeffrey S. Musser, Expeditors' former President and Chief Executive Officer. See Exhibit 10.23.
(3)
Form of Employment Agreement executed by Dave A. Hackett, Expeditors' Chief Financial Officer. See Exhibit 10.28.
(4)
Form of Employment Agreement executed by Bradley S. Powell, Expeditors' former Chief Financial Officer. See Exhibit 10.25.
(5)
Form of Employment Agreement (Blake R. Bell). See Exhibit 10.26.
(6)
Form of Employment Agreement (Kelly K. Blacker). See Exhibit 10.27.
(7)
Form of Employment Agreement (Roberto A. Martinez). See Exhibit 10.29.
(8)
Expeditors' 2008 Executive Incentive Compensation Plan. See Exhibit 10.35.
(9)
Expeditors' 2002 Amended and Restated Employee Stock Purchase Plan. See Exhibit 10.42.
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
(13)
Form of Stock Option Agreement used in connection with options granted under Expeditors' 2016 Stock Option Plan. See Exhibit 10.68.
(14)
Expeditors' Amended and Restated 2017 Omnibus Incentive Plan. See Exhibit 10.69
(15)
Form of Executive Restricted Stock Unit Award Agreement used in connection with executive restricted stock units granted under Expeditors' Amended and Restated 2017 Omnibus Incentive Stock Plan. See Exhibit 10.70
(16)
Form of Performance Share Award Agreement used in connection with performance share units granted under Expeditors' Amended and Restated 2017 Omnibus Incentive Stock Plan. See Exhibit 10.72
(17)
Incentive Compensation Recovery Policy. See Exhibit 97

48.

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

10.24

Form of Employment Agreement executed by Daniel R. Wall, Expeditors' President and Chief Executive Officer dated April 30, 2025. (Incorporated by reference to Exhibit 10.24 to Form 10-Q, filed on or about May 8, 2025.)

10.25

Form of Employment Agreement executed by Bradley S. Powell, Expeditors' Chief Financial Officer, dated May 21, 2025. (Incorporated by reference to Exhibit 10.25 to Form 8-K, filed on or about May 21, 2025.)

10.26	Form of Employment Agreement (Blake R. Bell; Incorporated by reference to Exhibit 10.26 to Form 8-K, filed on or about May 21, 2025.

10.27	Form of Employment Agreement (Kelly K. Blacker; Incorporated by reference to Exhibit 10.27 to Form 8-K, filed on or about May 21, 2025.)

10.28

Form of Employment Agreement executed by David A. Hackett, Expeditors' Chief Financial Officer, dated August 22, 2025. (Incorporated by reference to Exhibit 10.25 to Form 10-Q, filed on or about November 6, 2025.)

10.29	Form of Employment Agreement (Roberto A. Martinez; Incorporated by reference to Exhibit 10.29 to Form 8-K, filed on or about February 19, 2026.)

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

49.

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

19.1	Company Trading Standard (Incorporated by reference to Exhibit 19.1 to Form 10-K filed on or about February 21, 2025.)

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Incentive Compensation Recovery Policy (Incorporated by reference to Exhibit 97 to Form 10-K filed on or about February 23, 2024.)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Yearly Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL.

50.

ITEM 16 — FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2026

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

By:	/s/ David A. Hackett
David A. Hackett
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2026.

Signature	Title

/s/ Daniel R. Wall	President, Chief Executive Officer and Director
(Daniel R. Wall)	(Principal Executive Officer)

/s/ David A. Hackett	Senior Vice President and Chief Financial Officer
(David A. Hackett)	(Principal Financial and Accounting Officer)

/s/ Robert P. Carlile	Chairman of the Board and Director
(Robert P. Carlile)

/s/ Glenn M. Alger	Director
(Glenn M. Alger)

/s/ James M. DuBois	Director
(James M. DuBois)

/s/ Mark A. Emmert	Director
(Mark A. Emmert)

/s/ Diane H. Gulyas	Director
(Diane H. Gulyas)

/s/ Brandon S. Pedersen	Director
(Brandon S. Pedersen)

/s/ Liane J. Pelletier	Director
(Liane J. Pelletier)

/s/ Olivia D. Polius February 24, 2026	Director
(Olivia D. Polius)

51.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

COMPRISING ITEM 8

ANNUAL REPORT ON FORM 10-K

TO SECURITIES AND EXCHANGE COMMISSION FOR THE

YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

52.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Expeditors International of Washington, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Expeditors International of Washington, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

•
evaluating the Company’s interpretation of tax laws
•
assessing transfer pricing positions for compliance with applicable laws and regulations
•
inspecting settlement documents with applicable taxing authorities and appeals documents with applicable tax courts
•
assessing the expiration of statutes of limitations
•
comparing historical gross unrecognized tax benefits to actual results upon conclusion of tax audits or expiration of the statute of limitations
•
performing an independent assessment of the Company’s tax positions and comparing the results to the Company’s assessment.

In addition, we assessed the responses received directly from the Company’s external legal counsel regarding tax positions for which they had been engaged.

/s/ KPMG LLP

We have served as the Company's auditor since 1982.

Seattle, Washington
February 25, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Expeditors International of Washington, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Expeditors International of Washington, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2026 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting.Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP
Seattle, Washington
February 25, 2026

Consolidated Balance Sheets

In thousands, except per share data

December 31,	2025	2024
Assets:
Current Assets:
Cash and cash equivalents	$1,314,285	$1,148,320
Accounts receivable, net	2,021,889	1,997,840
Deferred contract costs	283,281	349,343
Other	136,167	164,272
Total current assets	3,755,622	3,659,775
Property and equipment, net	462,122	449,404
Operating lease right-of-use assets	550,162	551,652
Goodwill	7,927	7,927
Deferred income tax asset, net	101,671	70,671
Other assets, net	16,134	15,029
Total assets	$4,893,638	$4,754,458
Liabilities:
Current Liabilities:
Accounts payable	$1,123,429	$1,036,749
Accrued expenses, primarily salaries and related costs	448,055	451,921
Contract liabilities	358,386	441,927
Current portion of operating lease liabilities	110,891	106,736
Federal, state and foreign income taxes payable	32,046	29,140
Total current liabilities	2,072,807	2,066,473
Noncurrent portion of operating lease liabilities	459,698	462,201
Deferred income tax liability, net	3,040	—
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, par value $0.01 per share, authorized 2,000 shares; none issued	—	—
Common stock, par value $0.01 per share authorized 640,000. Issued and outstanding: 133,884 shares and 138,003 shares at December 31, 2025 and 2024, respectively	1,339	1,380
Additional paid-in capital	—	—
Retained earnings	2,538,455	2,455,132
Accumulated other comprehensive loss	(184,161)	(233,500)
Total shareholders’ equity	2,355,633	2,223,012
Noncontrolling interest	2,460	2,772
Total equity	2,358,093	2,225,784
Total liabilities and equity	$4,893,638	$4,754,458

See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings

In thousands, except per share data

Years ended December 31,	2025	2024	2023
Revenues:
Airfreight services	$3,982,882	$3,669,673	$3,246,527
Ocean freight and ocean services	2,814,960	3,148,514	2,363,243
Customs brokerage and other services	4,271,167	3,782,328	3,690,340
Total revenues	11,069,009	10,600,515	9,300,110
Operating Expenses:
Airfreight services	2,979,993	2,731,552	2,347,293
Ocean freight and ocean services	2,029,847	2,356,952	1,634,947
Customs brokerage and other services	2,392,241	2,098,214	2,071,760
Salaries and related costs	1,915,932	1,762,654	1,700,516
Rent and occupancy costs	263,891	241,013	232,358
Depreciation and amortization	56,769	61,090	67,760
Selling and promotion	40,099	33,331	27,913
Other	337,691	274,386	277,630
Total operating expenses	10,016,463	9,559,192	8,360,177
Operating income	1,052,546	1,041,323	939,933
Other Income:
Interest income	35,715	46,706	70,451
Other, net	5,802	6,771	4,644
Other income, net	41,517	53,477	75,095
Earnings before income taxes	1,094,063	1,094,800	1,015,028
Income tax expense	282,015	283,167	263,249
Net earnings	812,048	811,633	751,779
Less net earnings (losses) attributable to the noncontrolling interest	1,716	1,560	(1,104)
Net earnings attributable to shareholders	$810,332	$810,073	$752,883
Diluted earnings attributable to shareholders per share	$5.95	$5.72	$5.01
Basic earnings attributable to shareholders per share	$5.97	$5.75	$5.05
Weighted average diluted shares outstanding	136,249	141,722	150,186
Weighted average basic shares outstanding	135,810	140,992	149,141

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

In thousands

Years ended December 31,	2025	2024	2023
Net earnings	$812,048	$811,633	$751,779
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax expense (benefit) of $1,315 in 2025, ($2,573) in 2024, and ($5,205) in 2023	49,156	(41,294)	10,238
Other comprehensive income (loss), net of tax	49,156	(41,294)	10,238
Comprehensive income	861,204	770,339	762,017
Less comprehensive income (loss) attributable to the noncontrolling interest	1,533	1,709	(1,362)
Comprehensive income attributable to shareholders	$859,671	$768,630	$763,379

See accompanying notes to consolidated financial statements.

Consolidated Statements of Equity

In thousands, except per share data

Years ended December 31,	2025	2024	2023
Total Shareholders' Equity, Beginning of Period	$2,223,012	$2,390,350	$3,110,021
Common Stock Par Value
Beginning of period	1,380	1,439	1,543
Shares issued under employee stock plans, net	15	12	17
Shares repurchased	(56)	(71)	(121)
End of period	1,339	1,380	1,439
Additional Paid-In Capital
Beginning of period	—	—	139
Shares issued under employee stock plans, net	77,809	53,897	65,366
Shares repurchased	(147,903)	(119,288)	(125,153)
Stock compensation expense	69,231	64,364	58,399
Dividend equivalents paid	863	1,027	1,249
End of period	—	—	—
Retained Earnings
Beginning of period	2,455,132	2,580,968	3,310,892
Shares repurchased	(518,709)	(730,795)	(1,279,529)
Net earnings	810,332	810,073	752,883
Dividend and dividend equivalents paid ($1.54, $1.46, $1.38)	(208,300)	(205,114)	(203,278)
End of period	2,538,455	2,455,132	2,580,968
Accumulated Other Comprehensive Loss
Beginning of period	(233,500)	(192,057)	(202,553)
Other comprehensive income (loss)	49,339	(41,443)	10,496
End of period	(184,161)	(233,500)	(192,057)
Total Shareholders' Equity
End of period	2,355,633	2,223,012	2,390,350
Noncontrolling Interest
Beginning of period	2,772	1,063	3,514
Net earnings (losses)	1,716	1,560	(1,104)
Other comprehensive (loss) income	(183)	149	(258)
Distribution to noncontrolling interest	(1,845)	—	(1,089)
End of period	2,460	2,772	1,063
Total Equity
End of period	$2,358,093	$2,225,784	$2,391,413
Common Shares Outstanding
Beginning of period	138,003	143,866	154,313
Shares issued under employee stock plans, net	1,488	1,194	1,699
Shares repurchased	(5,607)	(7,057)	(12,146)
End of period	133,884	138,003	143,866

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

In thousands

Years ended December 31,	2025	2024	2023
Operating Activities:
Net earnings	$812,048	$811,633	$751,779
Adjustments to reconcile net earnings to net cash from operating activities:
Provisions for losses on accounts receivable	3,597	3,447	3,943
Deferred income tax benefit	(13,712)	(5,138)	(22,916)
Stock compensation expense	69,231	64,364	58,399
Depreciation and amortization	56,769	61,090	67,760
Other, net	15,154	(3,359)	8,461
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	41,802	(531,616)	573,724
Increase (decrease) in accounts payable and accrued expenses	20,589	259,310	(300,345)
Decrease (increase) in deferred contract costs	81,152	(147,685)	36,952
(Decrease) increase in contract liabilities	(100,166)	179,553	(40,076)
Increase (decrease) in income taxes payable, net	27,099	26,388	(77,298)
(Increase) decrease in other, net	(7,062)	5,374	(7,192)
Net cash from operating activities	1,006,501	723,361	1,053,191
Investing Activities:
Purchase of property and equipment	(53,101)	(40,466)	(39,314)
Other, net	8,398	(57)	(119)
Net cash from investing activities	(44,703)	(40,523)	(39,433)
Financing Activities:
Proceeds from borrowings on lines of credit	5,590	15,000	32,199
Payments on borrowings on lines of credit	(9,303)	(35,058)	(38,143)
Proceeds from issuance of common stock	88,177	69,257	84,889
Repurchases of common stock	(667,306)	(855,061)	(1,392,886)
Dividends paid	(207,437)	(204,087)	(202,029)
Payments for taxes related to net share settlement of equity awards	(10,353)	(15,348)	(19,506)
Distribution to noncontrolling interest	(1,845)	—	(1,089)
Net cash from financing activities	(802,477)	(1,025,297)	(1,536,565)
Effect of exchange rate changes on cash and cash equivalents	6,644	(22,104)	1,559
Change in cash and cash equivalents	165,965	(364,563)	(521,248)
Cash and cash equivalents at beginning of period	1,148,320	1,512,883	2,034,131
Cash and cash equivalents at end of period	$1,314,285	$1,148,320	$1,512,883
Supplemental Cash Flow Information:
Cash paid for income taxes	$265,035	$257,170	$356,380

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. | Basis of Presentation

Expeditors International of Washington, Inc. (the "Company”) is a non-asset-based provider of global logistics services operating through a worldwide network of offices and exclusive or non-exclusive agents. The Company serves a worldwide, diverse clientele in the technology sector, including cloud & data center services; hyperscalers; semiconductor; personal computers and compute hardware, and industries such as healthcare, automotive, aviation, aerospace, retail and high fashion.

International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, laws and policies relating to tariffs, trade restrictions, foreign investments and taxation. Periodically, governments consider a variety of changes to tariffs and trade restrictions and accords. The Company cannot predict the outcome of ongoing proposals or negotiations, nor can the Company predict the effects adoption of any such proposal will have on the Company’s business. Doing business in foreign locations also subjects the Company to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies and inter-governmental disputes concerning international trade, the Company’s business may also be affected by political developments and changes in government personnel or policies as well as economic turbulence, natural disasters and pandemics, political unrest and security concerns in the nations and on the shipping routes in which it does business and the future impact that these events may have on international trade, oil prices and security costs.

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

C. | Allowance for Credit Losses

A valuation allowance reduces the accounts receivable balance for credit losses expected to be incurred over the assets' contractual term. The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method that uses historical credit loss information and considers the current economic environment. Additional allowances may be necessary in the future if changes in economic conditions are significant enough to affect expected credit losses. The Company has recorded an allowance for credit loss in the amounts of $7,241 and $6,878 as of December 31, 2025 and 2024, respectively. Additions and write-offs have not been significant in the periods presented.

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

Expenditures for maintenance, repairs, and replacements of minor items are charged to expenses as incurred. Major upgrades and improvements that extend the life of the asset are capitalized. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income for the period.

For the years ended December 31, 2025 and 2024, the Company performed the required goodwill annual impairment test during the fourth quarter and determined that no impairment had occurred.

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

J. | Foreign Currency

Foreign currency amounts attributable to foreign operations have been translated into U.S. dollars using year-end exchange rates for assets and liabilities, historical rates for equity, and weighted average rates for revenues and expenses. Currency fluctuations are a normal operating factor in the conduct of the Company’s business and foreign exchange transaction gains and losses are included in revenues and operating expenses. Also, the Company is exposed to foreign currency exchange fluctuations on monetary assets and liabilities denominated in currencies that are not the local functional currency. Foreign exchange gains and losses on such balances are recognized in net earnings within customs brokerage and other services costs. Net foreign currency transactional losses in 2025 were $28,233, net foreign currency transactional gains in 2024 were $11,556, and net foreign currency transactional losses in 2023 were $14,943.

The Company follows a policy of accelerating international currency settlements to manage its foreign exchange exposure. Historically, derivative financial instruments have not been used to manage foreign currency risk. Accordingly, the Company may enter into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on the Company’s ability to move money freely. The Company had no foreign currency derivatives outstanding at December 31, 2025 and 2024.

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

Accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments, net of related income tax effects, as of December 31, 2025 and 2024.

L. | Segment Reporting

The Company is organized functionally in geographic operating segments. Accordingly, when evaluating the operating effectiveness of geographic segments, management focuses its attention on revenues, directly related cost of transportation and other expenses for each of the Company’s three primary sources of revenues as well as salaries and related costs, other operating expenses, depreciation and amortization, operating income, identifiable assets, capital expenditures, and equity generated in each of these geographical areas when evaluating the effectiveness of geographic management. The President and Chief Executive Officer was determined to be the Chief Operating Decision Maker (CODM), as in his capacity he is responsible for setting company strategies and initiatives, establishing company policies, allocating company resources and assessing the performance of the Company’s business segments. Operating income is the primary measure of business segments' profit or loss that is most consistent with the measurement principles of U.S. GAAP and no items below operating income are allocated to segments. The CODM uses operating income to review financial performance, progress of the Company's strategic initiatives and to determine compensation of segment managers. Transactions among the Company’s various offices are conducted using the same arms-length pricing methodologies the Company uses when its offices transact business with independent agents. Certain costs are allocated among the segments based on the relative value of the underlying services, which can include allocation based on actual costs incurred or estimated cost plus a profit margin. There were no significant changes to allocate or measure expenses used to determine segment profit or loss.

M. | Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company uses estimates primarily in the following areas: accounts receivable valuation, measurement of progress towards completion of revenue-related performance obligations, accrual of costs related to ancillary services the Company performs, typically at the destination location, self-insured liabilities, accrual of various tax liabilities, accrual of loss contingencies, calculation of share-based compensation expense and estimates related to determining the lease term and discount rate when measuring ROU assets and lease liabilities.

N. | Recent Accounting Pronouncements

Improvements to Income Tax Disclosures

The Company prospectively adopted the FASB’s ASU No. 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures (ASU 2023-09), for the 2025 annual period beginning January 1, 2025, which requires the disclosure, on an annual basis, of a tabular rate reconciliation using both percentages and currency amounts, broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, disclosure is required of income taxes paid, net of refunds received, disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The Company has applied this ASU prospectively by providing the new disclosures for the period ended December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2025-01 Disaggregation of Income Statement Expenses (Subtopic 220-40) Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (ASU 2025-01) which requires disaggregated disclosures of certain costs and expenses on the income statement on an annual and interim basis. This standard will become effective for the Company on January 1, 2027 with early adoption permitted. The amendment can be applied either on a prospective or retrospective basis. The Company expects this ASU to only impact its disclosures with no impacts to its consolidated financial statements, cash flows and financial condition.

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06 Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40) Intangibles—Goodwill and Other—Internal-Use requires entities to start capitalizing software costs when management has authorized and committed to funding the project, and it is probable that the project will be completed and used as intended. This standard will become effective for the Company on January 1, 2028 with early adoption permitted. The amendment can be applied either on a prospective or retrospective basis. The Company is currently evaluating the impact of the adoption of this ASU.

NOTE 2. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, other than cash, consist primarily of cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying value of these financial instruments approximates their fair value.

Cash and cash equivalents consist of the following:

	December 31, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents:
Cash and overnight deposits	$551,899	$551,899	$623,561	$623,561
Corporate commercial paper	700,978	701,591	498,185	498,742
Time deposits and money market funds	61,408	61,408	26,574	26,574
Total cash and cash equivalents	$1,314,285	$1,314,898	$1,148,320	$1,148,877

The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).

NOTE 3. PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

	2025	2024
Land	$146,824	$140,421
Buildings and leasehold improvements	537,356	517,179
Furniture, fixtures, equipment and purchased software	422,151	404,915
Construction in progress	6,878	2,422
Property and equipment, at cost	1,113,209	1,064,937
Less accumulated depreciation and amortization	651,087	615,533
Property and equipment, net	$462,122	$449,404

NOTE 4. LEASES

The Company enters into lease agreements primarily for office and warehouse space in all districts where it conducts business. As of December 31, 2025, all of the Company's leases are operating leases. Lease terms are either on a month-to-month basis or terminate at various times through 2040. The Company also has two long-term operating lease arrangements to use land, for which the usage rights were entirely prepaid. Usage rights for those arrangements are recognized in rent expense over the lease terms up to 2057.

Lease cost is recorded under rent and occupancy expenses in the consolidated statements of earnings and is comprised of the following for the year-ended December 31:

	2025	2024	2023
Operating lease cost	$145,772	$131,970	$123,411
Variable lease cost	54,074	50,614	50,508
Total lease cost	$199,846	$182,584	$173,919

Variable lease cost includes short-term lease expenses, which are insignificant.

Maturities of lease liabilities as of December 31, 2025 are as follows:

2026	$138,158
2027	118,846
2028	99,454
2029	81,613
2030	66,704
Thereafter	178,115
Total minimum lease payments	682,890
Less imputed interest	112,301
Lease liability	$570,589

As of December 31, 2025, the Company had $51 million in operating lease obligations with maturities through 2036 for several office and warehouse locations not included in the lease liabilities, as the lease had not yet commenced.

The weighted-average remaining lease term and weighted-average discount rate are as follows:

	2025	2024
Weighted-average remaining lease term (in years)	6.56	6.79
Weighted-average discount rate	5.67%	5.11%

Other information related to the Company's operating leases are as follows:

	2025	2024	2023
Right-of-use assets obtained in exchange for new operating lease liabilities	$100,629	$154,197	$105,888
Cash paid for amounts included in the measurement of lease liabilities	$141,784	$128,481	$120,793

NOTE 5. SHAREHOLDERS’ EQUITY

A. | Stock Repurchase Plan

The Company has a Discretionary Stock Repurchase Plan, originally approved by the Board of Directors in November 2001 and amended from time to time, under which management as of December 31, 2025 is authorized to repurchase shares down to 130,000 shares of common stock outstanding. On February 23, 2026, the Board of Directors authorized a new share repurchase program that permits the repurchase of up to $3 billion of the Company's common stock, effective upon the expiration of the current program, which will occur when the outstanding shares of common stock reach 130,000.

Cumulative shares of common stock repurchased since inception of the above plan and a previous now expired plan were 162,309.

B. | Omnibus Incentive Plan

On May 5, 2020, the shareholders approved the Company's Amended and Restated 2017 Omnibus Incentive Plan (Amended 2017 Plan), which made available 5,500 shares of the Company's common stock in aggregate to be issued under any award type allowed by the Amended 2017 Plan. The RSUs granted in 2025, 2024 and 2023 generally vest annually over three years based on continued employment and are settled upon vesting in shares of the Company's common stock on a one-for-one basis.

The Amended 2017 Plan also provides for annual equity awards to non-employee directors. The Amended 2017 Plan provides for an annual grant of equity awards to each participant with a fair market value that may not exceed $600, or $800 with respect to the Chairman of the Board. Restricted shares granted to non-employee directors in 2025, 2024 and 2023 vested at the time of grant and there were no unvested restricted shares as of December 31, 2025. In 2025, 15 fully vested restricted shares with a weighted average grant date fair value per share of $106.18 were granted to non-employee directors.

The following table summarizes information about RSUs and restricted shares:

	Number of shares	Weighted average grant date fair value
Nonvested at December 31, 2024	654	$112.36
RSUs granted	400	$106.24
RSUs vested	(368)	$110.27
RSUs forfeited	(18)	$112.10
Nonvested at December 31, 2025	668	$110.03

In 2025, 2024 and 2023, the Company also awarded 94, 78 and 78 PSUs, respectively, under the Amended 2017 Plan. Nonvested PSUs include performance conditions to be finally measured based on financial results at December 31, 2026 and 2027. The final number of PSUs will be determined using an adjustment factor of up to 2 times or down to 0.5 of the targeted PSU grant, depending on the degree of achievement of the designated performance targets. If the minimum performance thresholds are not achieved, no shares will be issued. Each PSU will convert to one share of the Company's common stock upon vesting.

At December 31, 2025, there were 175 shares of nonvested PSUs at target levels, with a weighted-average grant date fair value of $110.14. At December 31, 2025, 149 PSUs with a grant date fair value of $113.24 became vested based on satisfaction of performance goals but had not settled.

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

At December 31, 2025, there are approximately 679 shares available for grant under the Amended 2017 Plan.

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

C. | Stock Option Plans

Prior to 2017, the Company granted stock options under stock option plans approved annually by shareholders. Those plans generally allowed for the grant of qualified and non-qualified grants and outstanding options expire no more than ten years from the date of grant. All options were fully vested as of December 31, 2020. No additional shares can be granted under any of the Company's stock option plans other than the Amended 2017 Plan and any outstanding options will expire in May 2026 if not exercised by the holder.

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

The following table summarizes information about stock options:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at December 31, 2024	739	$47.35
Options granted	—	$—
Options exercised	(647)	$47.34
Options canceled	—	$—
Outstanding at December 31, 2025	92	$47.39	0.34	$9,353
Exercisable at December 31, 2025	92	$47.39	0.34	$9,353

D. | Stock Purchase Plan

In May 2002, the shareholders approved the Company’s 2002 Employee Stock Purchase Plan (the 2002 Plan), which became effective August 1, 2002. As last amended in May 2024, the Company’s 2002 Plan provides for 19,305 shares of the Company’s common stock to be reserved for issuance upon exercise of purchase rights granted to employees who elect to participate through regular payroll deductions beginning August 1 of each year. The purchase rights are exercisable on July 31 of the following year at a price equal to the lesser of (1) 85% of the fair market value of the Company’s stock on the last trading day in July or (2) 85% of the fair market value of the Company’s stock on the first trading day in August of the preceding year. A total of 15,884 shares have been issued under the 2002 Plan since inception and $28,893 has been withheld from employees at December 31, 2025 in connection with the plan year ending July 31, 2026.

E. | Share-Based Compensation Expense

The fair value of employee stock purchase rights granted under the 2002 Plan is estimated on the date of grant using the Black-Scholes Model with the following assumptions:

	For the years ended December 31,
	2025	2024	2023
Dividend yield	1.40%	1.20%	1.20%
Volatility	26%	20%	28%
Risk-free interest rates	4.08%	4.90%	5.37%
Expected life (years)	1	1	1
Weighted average fair value	$27.94	$27.97	$31.56

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

The compensation expense for employee RSUs and PSUs is based on the fair market value of the Company’s share of common stock on the date of grant. RSUs and PSUs awarded in 2025, 2024 and 2023 were granted at a weighted-average grant date fair value of $106.24, $114.90 and $113.28, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was approximately $50 million, $30 million and $46 million, respectively.

As of December 31, 2025, the total unrecognized compensation cost related to stock awards is $55 million and the weighted average period over which that cost is expected to be recognized is 1.6 years.

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

	2025	2024	2023
Numerator:
Net earnings attributable to shareholders	$810,332	$810,073	$752,883
Denominator:
Weighted-average basic shares outstanding	135,810	140,992	149,141
Effect of dilutive share-based awards	439	730	1,045
Weighted-average diluted shares	$136,249	$141,722	$150,186
Basic earnings per share	$5.97	$5.75	$5.05
Diluted earnings per share	$5.95	$5.72	$5.01

Potential common shares of 308, 696 and 771 were excluded from the computation of diluted earnings per share because the effect would have been antidilutive in 2025, 2024 and 2023, respectively.

NOTE 7. TAXES

Income Taxes

Income tax expense (benefit) includes the following components:

	Federal	State	Foreign	Total
2025
Current	$73,566	$25,520	$196,641	$295,727
Deferred	(11,069)	360	(3,003)	(13,712)
	$62,497	$25,880	$193,638	$282,015
2024
Current	$64,040	$35,032	$189,233	$288,305
Deferred	(2,746)	(2,392)	—	(5,138)
	$61,294	$32,640	$189,233	$283,167
2023
Current	$87,461	$24,481	$174,223	$286,165
Deferred	(20,795)	(2,121)	—	(22,916)
	$66,666	$22,360	$174,223	$263,249

The components of earnings before income taxes are as follows:

	2025	2024	2023
United States	$543,918	$514,125	$512,682
Foreign	550,145	580,675	502,346
	$1,094,063	$1,094,800	$1,015,028

On January 1, 2025, the Company prospectively adopted ASU 2023-09. Following the new ASU required disclosures for the year ended December 31, 2025, the reconciling items between the income tax expense computed by applying the U.S. Federal income tax rate of 21% and reported income tax expense are as follows:

	2025
	Amount	Percent
US federal statutory income tax rate	$229,753	21%
Domestic state and local income taxes, net of federal effect[1]	20,446	1.9%
Foreign tax effects:
People's Republic of China
Statutory tax rate difference between China and United States	3,781	0.3%
Chinese withholding taxes on income to non-residents	12,184	1.0%
Other foreign jurisdictions	65,241	6.0%
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws:
Foreign-derived intangible income	(21,107)	(1.9)%
Other	1,429	0.1%
Tax credits:
Foreign tax credits	(30,056)	(2.7)%
Other	(989)	(0.1)%
Changes in valuation allowances	(96)	—
Nontaxable or nondeductible items	2,858	0.3%
Worldwide changes in unrecognized tax benefits	—	—
Other adjustments	(1,429)	(0.1)%
Effective Tax Rate	$282,015	25.8%

1State taxes in California, Illinois, New York and Pennsylvania made up the majority (greater than 50 percent) of the tax effect in this category.

The components of income taxes paid are as follows:

Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:

2025
Federal	$45,347
State	30,977
Foreign:
People's Republic of China	52,495
Taiwan	17,391
Mexico	15,637
Vietnam	14,431
Other foreign	88,757
Total	$265,035

Prior to the adoption of ASU 2023-09, for the years ending December 2024 and 2023, income tax expense differs from amounts computed by applying the U.S. Federal income tax rate of 21% as a result of the following:

	2024	2023
Computed “expected” tax expense	$229,908	$213,156
Increase (decrease) in income taxes resulting from:
Effect of foreign taxes	22,146	27,711
State income taxes, net of Federal income tax benefit	25,787	17,665
Nondeductible executive compensation	4,327	4,965
Stock compensation expense, net	2,215	(1,321)
Other, net	(1,216)	1,073
	$283,167	$263,249

In 2025, 2024 and 2023, the Company benefited from U.S. Federal tax credits totaling $31.0 million, $32.5 million and $24.1 million, respectively, principally because of withholding taxes related to the Company's foreign operations, as well as U.S. income tax benefits for FDII of $21.1 million, $21.6 million, $16.2 million, respectively. These amounts were offset by the effect of higher foreign tax rates of the Company's international subsidiaries, when compared to the U.S. Federal income tax rate of 21%, as well as certain expenses that are no longer deductible under the 2017 Tax Act, including certain executive compensation in excess of amounts allowed. For the years 2025, 2024, and 2023 there was no BEAT expense and GILTI expense was insignificant.

The tax effects of temporary differences and tax credits that give rise to deferred tax assets and deferred tax liabilities are as follows:

Years ended December 31,	2025	2024
Deferred Tax Assets:
Deductible stock compensation expense, net	$7,737	$6,243
Operating lease liabilities	138,375	95,895
Capitalized R&D expenses	66,563	54,969
Accrued third party obligations, deductible for taxes upon economic performance	17,557	6,382
Excess of financial statement over tax depreciation	14,410	13,679
Foreign currency translation adjustments	15,630	17,198
Retained liability for cargo claims	1,465	1,391
Provision for credit losses on accounts receivable	3,255	1,672
Other	3,826	—
Total gross deferred tax assets	268,818	197,429
Deferred Tax Liabilities:
Unremitted foreign earnings, net of related foreign tax credits	38,507	36,583
Operating lease assets	131,680	90,175
Total gross deferred tax liabilities	170,187	126,758
Net deferred tax assets	$98,631	$70,671

Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of December 31, 2025 and 2024.

On July 4, 2025, the United States enacted into law the 2025 Tax Act which provides for several corporate tax changes including, but not limited to, restoring an election to recognize full expensing of domestic research and development costs, restoring immediate deductibility of certain capital expenditures, and changes to the computations of U.S. taxation on international earnings. The 2025 Tax Act does not have a material impact to consolidated tax expense and cash flows for 2025.

Elements of enacted tax laws and regulations could be impacted by further legislative action as well as additional interpretations and guidance issued by the Internal Revenue Service or the U.S. Department of the Treasury and by similar governmental bodies in jurisdictions outside of the U.S. Such changes could impact the estimates of the amounts the Company has recorded.

The Company is subject to taxation in various states and many foreign jurisdictions around the world. The Company believes that its tax positions, including intercompany transfer pricing policies, are reasonable and consistent with established tax laws and regulations. The Company is under, or may be subject to, audit or examination and assessments by relevant authorities for years 2005 and thereafter where the ultimate resolution could require significant additional tax, penalties and interest payments. The Indian tax authority (ITA) has asserted that additional income tax applies on transactions between and amongst the Company and its Indian subsidiary, as well as additional service tax applicable to ocean and air imports and exports. We believe that ITA’s positions are without merit and we have thus far been successful in defending our position in Indian courts. However, if these matters are adversely resolved, we would recognize significant additional tax expense, including interest and penalties. The Company establishes liabilities when, despite its belief that the tax filing positions are appropriate and consistent with tax law, it concludes that it may not be successful in realizing the tax position. In evaluating a tax position, the Company determines whether it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position and in consultation with qualified legal and tax advisors.

The total amount of the Company’s tax contingencies may increase in the future. In addition, changes in state, federal, and foreign tax laws, including transfer pricing and changes in interpretations of these laws may increase the Company’s tax contingencies. The timing of the resolution of income tax examinations can be highly uncertain, and the amounts ultimately paid including interest and penalties, if any, upon resolution of the issues raised by the taxing authorities may differ significantly from the amounts recorded. It is reasonably possible that within the next twelve months the Company or its subsidiaries will undergo further audits and examinations by various tax authorities and possibly may reach resolution related to income tax and indirect tax examinations in one or more jurisdictions. These assessments or settlements could result in changes to the Company’s contingencies related to positions on tax filings in future years. The estimate of any ultimate tax liability contains assumptions based on experiences, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by the taxing jurisdiction. The Company cannot currently provide an estimate of the range of possible outcomes. Any interest and penalties expensed in relation to the underpayment of income taxes were insignificant for the years ended December 31, 2025, 2024, and 2023. The Company has no liability as of December 31, 2025, for the 15% corporate alternative minimum tax (CAMT), which became effective in 2023 in the U.S. under the Inflation Reduction Act. For the year ended December 31, 2025 and 2024, the amount of Pillar Two income tax expense was insignificant.

Other Taxes

The Company is subject to multiple examinations for value added, service, payroll, or other non-income taxes in various jurisdictions. In certain cases, the Company has received assessments from the authorities. Possible losses or range of possible losses associated with these matters are either immaterial or remote. If certain matters or a group of matters were to be decided adversely to the Company, it could result in a charge that might be material to the results of operations.

NOTE 8. COMMITMENTS

A. | Unconditional Purchase Obligations

The Company enters into short-term unconditional purchase obligations with asset-based providers reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. Historically, the Company has met these obligations in the normal course of business within one year. In the regular course of business, the Company also enters into agreements with service providers to maintain or operate equipment, facilities or software that can be longer than one year. We also regularly have contractual obligations for specific projects related to improvements of our owned or leased facilities and information technology infrastructure. Purchase obligations outstanding as of December 31, 2025 totaled $192 million.

B. | Employee Benefits

The Company has employee savings plans under which the Company provides a discretionary matching contribution. In 2025, 2024 and 2023, the Company’s contributions under the plans were $24,572, $23,507 and $24,241, respectively.

C. | Credit Arrangements

Certain of the Company’s foreign subsidiaries maintain bank lines of credit for short-term working capital purposes. A few of these credit lines are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks issuing the credit line. At December 31, 2025, and 2024 borrowings under these credit lines were $30,263 and $30,660, respectively. At December 31, 2025, the Company was contingently liable for approximately $80,719 under outstanding standby letters of credit and guarantees. At December 31, 2025, the Company was in compliance with all restrictive covenants of these credit lines and the associated credit facilities.

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

NOTE 9. CONTINGENCIES

The Company is involved in claims, lawsuits, government investigations, income, transfer pricing and indirect tax audits and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal advisors, none of these matters are expected to have a material effect on the Company's operations, cash flows or financial position. As of December 31, 2025, amounts recorded for claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

NOTE 10. BUSINESS SEGMENT INFORMATION

Financial information regarding 2025, 2024 and 2023 operations by the Company’s designated geographic areas is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMINATIONS	CONSOLIDATED
2025
Revenues	$3,583,826	470,612	262,439	2,737,513	1,555,189	1,829,248	638,771	(8,589)	11,069,009
Directly related cost of transportation and other expenses [1]	$1,880,586	295,043	158,309	2,210,147	1,214,598	1,183,664	465,596	(5,862)	7,402,081
Salaries and related costs	$1,066,878	83,591	44,769	159,947	118,522	361,448	80,777	-	1,915,932
Other operating expenses[2]	$116,151	62,799	37,548	150,287	102,798	174,995	56,636	(2,764)	698,450
Operating income	$520,211	29,179	21,813	217,132	119,271	109,141	35,762	37	1,052,546
Identifiable assets at period end	$2,681,989	163,328	101,107	460,856	379,262	818,822	299,375	(11,101)	4,893,638
Capital expenditures	$28,391	845	863	6,015	4,437	6,356	6,194	-	53,101
Depreciation and amortization	$32,085	2,001	993	5,076	2,599	11,246	2,769	-	56,769
Equity	$1,574,358	37,914	37,821	219,503	145,078	271,816	167,652	(96,049)	2,358,093
2024
Revenues	$3,251,998	429,280	214,999	2,934,353	1,391,131	1,700,919	683,191	(5,356)	10,600,515
Directly related cost of transportation and other expenses [1]	$1,733,087	248,425	126,413	2,383,627	1,098,448	1,092,478	506,482	(2,242)	7,186,718
Salaries and related costs	$974,911	79,481	38,337	158,201	106,183	329,757	75,784	-	1,762,654
Other operating expenses[2]	$64,558	59,863	31,454	154,322	84,267	166,119	52,371	(3,134)	609,820
Operating income	$479,442	41,511	18,795	238,203	102,233	112,565	48,554	20	1,041,323
Identifiable assets at period end	$2,565,372	171,872	104,172	582,331	338,759	753,064	270,356	(31,468)	4,754,458
Capital expenditures	$24,249	2,393	487	1,250	4,239	5,977	1,871	-	40,466
Depreciation and amortization	$36,240	2,120	1,104	5,032	2,016	11,277	3,301	-	61,090
Equity	$1,500,901	43,155	42,535	228,747	119,823	174,536	156,748	(40,661)	2,225,784
2023
Revenues	$3,311,327	436,331	197,344	2,180,808	865,261	1,808,624	505,194	(4,779)	9,300,110
Directly related cost of transportation and other expenses [1]	$1,809,526	270,080	117,376	1,700,025	612,606	1,200,753	345,873	(2,239)	6,054,000
Salaries and related costs	$946,527	76,398	37,689	145,166	95,895	329,403	69,438	-	1,700,516
Other operating expenses[2]	$91,470	66,839	31,906	127,908	79,875	163,932	46,272	(2,541)	605,661
Operating income	$463,804	23,014	10,373	207,709	76,885	114,536	43,611	1	939,933
Identifiable assets at period end	$2,595,576	174,509	109,380	449,529	237,470	721,259	256,199	(20,113)	4,523,809
Capital expenditures	$23,845	1,247	442	1,534	971	7,830	3,445	-	39,314
Depreciation and amortization	$44,039	1,879	1,123	4,597	1,940	11,313	2,869	-	67,760
Equity	$1,774,874	19,222	54,581	158,329	103,573	167,141	154,038	(40,345)	2,391,413

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

	2025	2024	2023
Revenues	19%	22%	18%
Operating income	15%	17%	17%
Identifiable assets at year end	7%	10%	8%
Equity	8%	9%	5%

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

ANNUAL REPORT

ON

FORM 10-K

FOR FISCAL YEAR ENDED

December 31, 2025

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

EXHIBITS

Exhibit Number	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Yearly Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL