Form 10-Q
period 2026-03-31
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2026-05-06
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

At May 1, 2026, the number of shares outstanding of the issuer’s common stock was 130,791,133.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets:
Current Assets:
Cash and cash equivalents	$1,316,497	$1,314,285
Accounts receivable, less allowance for credit loss of $7,133 at March 31, 2026 and $7,241 at December 31, 2025	2,056,808	2,021,889
Deferred contract costs	179,533	283,281
Other	99,228	136,167
Total current assets	3,652,066	3,755,622
Property and equipment, less accumulated depreciation and amortization of $657,248 at March 31, 2026 and $651,087 at December 31, 2025	457,185	462,122
Operating lease right-of-use assets	544,496	550,162
Goodwill	7,927	7,927
Deferred income tax asset, net	102,872	101,671
Other assets, net	17,134	16,134
Total assets	$4,781,680	$4,893,638
Liabilities:
Current Liabilities:
Accounts payable	1,143,919	1,123,429
Accrued expenses, primarily salaries and related costs	496,370	448,055
Contract liabilities	256,902	358,386
Current portion of operating lease liabilities	113,803	110,891
Federal, state and foreign income taxes payable	30,400	32,046
Total current liabilities	2,041,394	2,072,807
Noncurrent portion of operating lease liabilities	451,178	459,698
Deferred income tax liability, net	2,483	3,040
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01 per share. Issued and outstanding: 132,024 at March 31, 2026 and 133,884 at December 31, 2025	1,320	1,339
Additional paid-in capital	—	—
Retained earnings	2,479,067	2,538,455
Accumulated other comprehensive loss	(196,017)	(184,161)
Total shareholders’ equity	2,284,370	2,355,633
Noncontrolling interest	2,255	2,460
Total equity	2,286,625	2,358,093
Total liabilities and equity	$4,781,680	$4,893,638

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2026	2025
Revenues:
Airfreight services	$1,030,863	$901,760
Ocean freight and ocean services	598,884	781,665
Customs brokerage and other services	1,153,215	982,994
Total revenues	2,782,962	2,666,419
Operating Expenses:
Airfreight services	769,483	648,494
Ocean freight and ocean services	416,021	573,901
Customs brokerage and other services	625,647	554,280
Salaries and related	499,571	457,937
Rent and occupancy	68,456	64,343
Depreciation and amortization	13,875	14,604
Selling and promotion	10,371	8,574
Other	84,710	78,428
Total operating expenses	2,488,134	2,400,561
Operating income	294,828	265,858
Other Income:
Interest income	8,640	9,184
Other, net	3,018	839
Other income, net	11,658	10,023
Earnings before income taxes	306,486	275,881
Income tax expense	76,442	71,782
Net earnings	230,044	204,099
Less net earnings attributable to the noncontrolling interest	434	304
Net earnings attributable to shareholders	$229,610	$203,795
Diluted earnings attributable to shareholders per share	$1.71	$1.47
Basic earnings attributable to shareholders per share	$1.72	$1.48
Weighted average diluted shares outstanding	134,076	138,435
Weighted average basic shares outstanding	133,543	137,833

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended March 31,
	2026	2025
Net earnings	$230,044	$204,099
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	(11,845)	13,683
Other comprehensive (loss) income	(11,845)	13,683
Comprehensive income	218,199	217,782
Less comprehensive income attributable to the noncontrolling interest	445	286
Comprehensive income attributable to shareholders	$217,754	$217,496

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2026	2025
Operating Activities:
Net earnings	$230,044	$204,099
Adjustments to reconcile net earnings to net cash from operating activities:
Provisions for losses on accounts receivable	800	761
Stock compensation expense	12,823	11,549
Depreciation and amortization	13,875	14,604
Other, net	(3,645)	2,367
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(49,513)	108,149
Increase (decrease) in accounts payable and accrued liabilities	68,351	(18,419)
Decrease in deferred contract costs	101,136	75,973
Decrease in contract liabilities	(98,589)	(89,288)
Increase in income taxes payable, net	38,583	30,340
(Increase) decrease in other, net	(4,631)	2,487
Net cash from operating activities	309,234	342,622
Investing Activities:
Purchase of property and equipment	(12,612)	(13,152)
Other, net	130	156
Net cash from investing activities	(12,482)	(12,996)
Financing Activities:
Payments on borrowings from revolving lines of credit, net	(282)	—
Proceeds from borrowings on lines of credit	7,095	430
Payments on borrowings on lines of credit	(3,949)	(235)
Proceeds from issuance of common stock	3,126	13,043
Repurchases of common stock	(287,624)	(177,354)
Payments for taxes related to net share settlement of equity awards	(7,544)	(509)
Distribution to noncontrolling interest	(650)	(1,346)
Net cash from financing activities	(289,828)	(165,971)
Effect of exchange rate changes on cash and cash equivalents	(4,712)	6,545
Change in cash and cash equivalents	2,212	170,200
Cash and cash equivalents at beginning of period	1,314,285	1,148,320
Cash and cash equivalents at end of period	$1,316,497	$1,318,520
Taxes Paid:
Income taxes	$35,517	$40,624

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Three months ended March 31,
	2026	2025
Total Shareholders' Equity, Beginning of Period	$2,355,633	$2,223,012
Common Stock Par Value
Beginning of period	1,339	1,380
Shares issued under employee stock plans, net	1	3
Shares repurchased	(20)	(15)
End of period	1,320	1,368
Additional Paid-In Capital
Beginning of period	—	—
Shares issued under employee stock plans, net	(4,419)	12,531
Shares repurchased	(9,043)	(24,124)
Stock compensation expense	12,823	11,549
Dividend equivalents paid	639	44
End of period	—	—
Retained Earnings
Beginning of period	2,538,455	2,455,132
Shares repurchased	(288,360)	(154,661)
Net earnings	229,610	203,795
Dividend and dividend equivalents paid	(638)	(44)
End of period	2,479,067	2,504,222
Accumulated Other Comprehensive Loss
Beginning of period	(184,161)	(233,500)
Other comprehensive (loss) income	(11,856)	13,701
End of period	(196,017)	(219,799)
Total Shareholders' Equity
End of period	2,284,370	2,285,791
Noncontrolling Interest
Beginning of period	2,460	2,772
Net earnings	434	304
Other comprehensive income (loss)	11	(18)
Distributions to noncontrolling interest	(650)	(1,346)
End of period	2,255	1,712
Total Equity
End of period	$2,286,625	$2,287,503
Common Shares Outstanding
Beginning of period	133,884	138,003
Shares issued under employee stock plans, net	160	282
Shares repurchased	(2,020)	(1,512)
End of period	132,024	136,773

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note 1. Summary of Significant Accounting Policies

A.
Basis of Presentation

Expeditors International of Washington, Inc. (the Company) is a non-asset-based provider of global logistics services operating through a worldwide network of offices and exclusive or non-exclusive agents. The Company serves a diverse clientele in the technology sector - including cloud & data center services; hyperscalers; semiconductor; personal computers and compute hardware - and industries such as healthcare, automotive, aviation, aerospace, retail and high fashion.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K as filed with the Securities and Exchange Commission on February 25, 2026.

All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts in the notes are presented in thousands except for per share data or unless otherwise specified.

B.
Revenue Recognition

The Company derives its revenues by entering into agreements that are generally comprised of a single performance obligation, which is that freight is shipped for and received by the customer. Each performance obligation is comprised of one or more of the Company’s services. The Company's principal services are the revenue categories presented in the condensed consolidated statements of earnings: 1) airfreight services, 2) ocean freight and ocean services, and 3) customs brokerage and other services.

The Company typically satisfies its performance obligations as services are rendered over time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed over the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one to two month-period and contracts with customers have an original expected duration of less than one year. The Company satisfied nearly all performance obligations for the contract liabilities recorded as of December 31, 2025.

The Company evaluates whether amounts billed to customers should be reported as revenues on a gross or net basis. Generally, revenue is recorded on a gross basis when the Company is primarily responsible for fulfilling the promise to provide the services, when it assumes the risk of loss, when it has discretion in setting the prices for the services to the customers, and when the Company has the ability to direct the use of the services provided by the third party. When revenue is recorded on a net basis, the amounts earned are determined using a fixed fee, a per unit of activity fee or a combination thereof. For revenues earned in other capacities, for instance, when the Company does not issue a House Air Waybill (HAWB), a House Ocean Bill of Lading (HOBL) or a House Sea Waybill or otherwise acts solely as an agent for the shipper. In these transactions, the Company is not a principal and reports only the commissions and fees earned in revenues.

C.
Leases

The Company determines if an arrangement is a lease at inception. Right-of-use (ROU) assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. All ROU assets and lease liabilities are recognized at the commencement date at the present value of lease payments over the lease term. ROU assets are adjusted for lease incentives and initial direct costs. The lease term includes renewal options exercisable at the Company's sole discretion when the Company is reasonably certain to exercise that option. As the Company's leases generally do not have an implicit rate, the Company uses an estimated incremental borrowing rate based on market information available at the commencement date to determine the present value. Certain of our leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. The Company excludes variable payments from ROU assets and lease liabilities to the extent not considered fixed, and instead expenses variable payments as incurred. Lease expense is recognized on a straight-line basis over the lease term and is included in rent and occupancy expenses in the condensed consolidated statements of earnings.

Additionally, the Company elected to apply the short-term lease exemption for leases with a non-cancelable period of twelve months or less and has chosen not to separate non-lease components from lease components and instead to account for each as a single lease component.

D.
Accounts Receivable

The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method that uses historical credit loss information and considers the current economic environment. Additional allowances may be necessary in the future if changes in economic conditions are significant enough to affect expected credit losses. The Company has recorded an allowance for credit loss in the amounts of $7,133 as of March 31, 2026 and $7,241 as of December 31, 2025. Additions and write-offs have not been significant in the periods presented.

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

F. Recent Accounting Pronouncements

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses which requires disaggregated disclosures of certain costs and expenses on the income statement on an annual and interim basis. This standard will become effective for the Company for annual periods beginning on January 1, 2027 and for interim periods beginning January 1, 2028, with early adoption permitted. The amendment can be applied either on a prospective or retrospective basis. The Company expects this ASU to only impact its disclosures with no impacts to its consolidated financial statements, cash flows and financial condition.

Intangibles - Goodwill and Other—Internal‑Use Software

In September 2025, the FASB issued ASU 2025‑06, Intangibles—Goodwill and Other—Internal‑Use Software (Subtopic 350‑40): Targeted Improvements to the Accounting for Internal‑Use Software, which removes references to software development project stages and clarifies the threshold for capitalization of internal‑use software costs. The standard is effective for the Company for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Note 2. Taxes

The Company is subject to taxation in various states and many foreign jurisdictions around the world. The Company believes that its tax positions, including intercompany transfer pricing policies, are reasonable and consistent with established transfer pricing methodologies and norms. The Company is under, or may be subject to, audit or examination and assessments by relevant authorities primarily for years 2005 and thereafter where the ultimate resolution could require significant additional tax, penalties and interest payments. The Indian tax authority (ITA) has asserted that additional income tax applies on transactions between and amongst the Company and its Indian subsidiary, as well as additional service tax applicable to ocean and air imports and exports. We believe that ITA’s positions are without merit and we have thus far been successful in defending our position in Indian courts. However, if these matters are adversely resolved, we would recognize significant additional tax expense, including interest and penalties. The Company establishes liabilities when, despite its belief that the tax filing positions are appropriate and consistent with tax law, it concludes that it may not be successful in realizing the tax position. In evaluating a tax position, the Company determines whether it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position and in consultation with qualified legal and tax advisors.

The Company’s consolidated effective income tax rate was 24.9% for the three months ended March 31, 2026, as compared to 26.0% in the comparable period of 2025. The decrease during the three months ended March 31, 2026, was principally from favorable effects of changes in share-based compensation related permanent differences.

All periods benefited from U.S. Federal tax credits principally because of withholding taxes related to our foreign operations, as well as U.S. income tax benefits for Foreign-Derived Deduction-Eligible Income (FDDEI). These benefits were offset by the effect of higher foreign tax rates of the Company's international subsidiaries, when compared to the U.S. Federal income tax rate of 21%.

The Company has not incurred any significant expenses for any period presented for the 15% corporate alternative minimum tax (CAMT) or for the global minimum tax regime (also known as Pillar Two).

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

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended March 31,
	2026	2025
Numerator:
Net earnings attributable to shareholders	$229,610	$203,795
Denominator:
Weighted-average basic shares outstanding	133,543	137,833
Effect of dilutive share-based awards	533	602
Weighted-average diluted shares	134,076	138,435
Basic earnings per share	$1.72	$1.48
Diluted earnings per share	$1.71	$1.47

For the three months ended March 31, 2026 and 2025, substantially all outstanding potential common shares were dilutive.

Note 4. Shareholders' Equity

The Company has a Discretionary Stock Repurchase Plan approved by the Board of Directors that authorizes management to reduce issued and outstanding common stock down to 130,000 shares. This authorization has no expiration date. During the three months ended March 31, 2026, there were 2,020 shares repurchased at an average price of $145.90 per share, compared to 1,512 shares repurchased at an average price of $117.29 during the same period in 2025. On February 23, 2026, the Board of Directors authorized a new share repurchase program that permits the repurchase of up to $3 billion of the Company's common stock, effective upon the expiration of the current program, which will occur when the outstanding shares of common stock reach 130 million. This plan has no expiration date and may be terminated at any time.

Accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments, net of related income tax effects, for all the periods presented.

Subsequent to the end of the first quarter of 2026, on May 4, 2026, the Board of Directors declared a semi-annual dividend of $0.81 per share payable on June 15, 2026 to shareholders of record as of June 1, 2026.

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

Cash and cash equivalents consist of the following:

	March 31, 2026		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
Cash and Cash Equivalents:
Cash and overnight deposits	$543,738	$543,738	$551,899	$551,899
Corporate commercial paper	722,354	723,086	700,978	701,591
Time deposits and money market funds	50,405	50,405	61,408	61,408
Total cash and cash equivalents	$1,316,497	$1,317,229	$1,314,285	$1,314,898

The fair value of corporate commercial paper and time deposits is based on the use of market interest rates for identical or similar assets (Level 2 fair value measurement).

Note 6. Contingencies

The Company is involved in claims, lawsuits, government investigations, income tax, transfer pricing and indirect tax audits and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal and tax advisors, none of these matters are expected to have a material effect on the Company's operations, cash flows or financial position. The changes in the amounts recorded for claims, lawsuits, government investigations and other legal matters are not significant to the Company's operations, cash flows or financial position. At this time, the Company is unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

Note 7. Business Segment Information

The Company is organized functionally in geographic operating segments. Accordingly, when evaluating the effectiveness of geographic segments, management focuses its attention on revenues, directly related cost of transportation and other expenses for each of the Company’s three primary sources of revenues, as well as, salaries and related costs, other operating expenses, depreciation and amortization, operating income, identifiable assets, capital expenditures and equity generated in each of these geographical areas. The President and Chief Executive Officer was determined to be the Chief Operating Decision Maker (CODM), as in his capacity he is responsible for setting company strategies and initiatives, establishing company policies, allocating company resources and assessing the performance of the Company’s business segments. Operating income is the primary measure of business segments' profit or loss that is most consistent with the measurement principles of U.S. GAAP and no items below operating income are allocated to segments. The CODM uses operating income to review financial performance, progress of the Company's strategic initiatives and to determine compensation of segment managers. Transactions among the Company’s various offices are conducted using the same arm's-length pricing methodologies the Company uses when its offices transact business with independent agents. Certain costs are allocated among the segments based on the relative value of the underlying services, which can include allocation based on actual costs incurred or estimated cost plus a profit margin. There were no significant changes to allocate or measure expenses used to determine segment profit or loss.

Financial information regarding the Company’s operations by geographic area is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the three months ended March 31, 2026:
Revenues	$954,577	129,634	58,995	602,916	423,176	448,874	167,158	(2,368)	2,782,962
Directly related cost of transportation and other expenses[1]	$491,134	81,293	33,542	481,724	324,245	282,069	118,772	(1,628)	1,811,151
Salaries and related costs	$282,169	22,992	11,392	36,988	31,677	93,654	20,699	—	499,571
Other operating expenses[2]	$36,527	14,734	8,553	35,125	27,606	42,769	12,823	(725)	177,412
Operating income	$144,747	10,615	5,508	49,079	39,648	30,382	14,864	(15)	294,828
Identifiable assets at period end	$2,567,887	170,840	120,586	439,065	399,901	800,822	295,321	(12,742)	4,781,680
Capital expenditures	$7,568	251	149	800	1,038	2,099	707	—	12,612
Depreciation and amortization	$7,253	500	246	1,342	828	2,915	791	—	13,875
Equity	$1,456,421	47,210	42,610	257,768	161,247	244,451	175,389	(98,471)	2,286,625
For the three months ended March 31, 2025:
Revenues	$854,449	116,485	62,389	695,008	364,577	422,795	152,872	(2,156)	2,666,419
Directly related cost of transportation and other expenses[1]	$451,917	73,193	36,435	554,494	281,495	271,716	108,848	(1,423)	1,776,675
Salaries and related costs	$258,089	19,592	10,438	40,361	28,072	81,549	19,836	—	457,937
Other operating expenses[2]	$22,548	14,828	9,914	37,746	23,285	43,359	15,028	(759)	165,949
Operating income	$121,895	8,872	5,602	62,407	31,725	26,171	9,160	26	265,858
Identifiable assets at period end	$2,588,265	177,996	107,290	503,899	348,424	772,342	277,677	(19,243)	4,756,650
Capital expenditures	$8,407	226	225	505	874	1,156	1,759	—	13,152
Depreciation and amortization	$8,938	497	251	1,056	570	2,646	646	—	14,604
Equity	$1,481,145	50,613	46,120	273,084	145,611	169,589	164,036	(42,695)	2,287,503

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements Under Private Securities Litigation Reform Act Of 1995; Certain Cautionary Statements

Certain portions of this report on Form 10-Q including the sections entitled "Overview," "Summary of First Quarter 2026," "Industry Trends, Trade Conditions and Competition," "Seasonality," "Critical Accounting Estimates," "Results of Operations," "Income tax expense," "Currency and Other Risk Factors" and "Liquidity and Capital Resources" contain forward-looking statements. Words such as "will likely result," "expects", "are expected to," "would expect," "would not expect," "will continue," "is anticipated," "estimate," "project," "provisional," "plan," "believe," "probable," "reasonably possible," "may," "could," "should," "would," "intends," "foreseeable future" or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, signs of a slowing economy and drop in demand, future supply chain and transportation disruptions and other characterizations of disruptive events or circumstances are forward-looking statements. In addition, forward-looking statements are subject to certain risks and uncertainties, including risks associated with the impact of tariffs or other government actions on global trade volumes and economies, and tax audits and other contingencies that could cause actual results to differ materially from our historical experience and our present expectations or projections. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. Attention should be given to the risk factors identified and discussed in Part I, Item 1A in the Company’s annual report on Form 10-K filed on February 25, 2026. Management believes that these forward-looking statements are reasonable as of this filing date and we do not assume any obligations to update these statements except as required by law.

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

We derive our revenues by entering into agreements that are generally comprised of a single performance obligation, which is that freight is shipped for and received by our customer. Each performance obligation is comprised of one or more of the Company's services. We typically satisfy our performance obligations as services are rendered over time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. Our principal services are the revenue categories presented in our financial statements: 1) airfreight services, 2) ocean freight and ocean services, and 3) customs brokerage and other services. The most significant drivers of changes in gross revenues and related transportation expenses are volume, sell rates and buy rates. Volume has a similar effect on the change in both gross revenues and related transportation expenses in each of our three primary sources of revenue.

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

Our operating units share revenue using the same arm's-length pricing methodologies that we use when our offices transact business with independent agents. Certain costs are allocated among the segments based on the relative value of the underlying services, which can include allocation based on actual costs incurred or estimated cost plus a profit margin. Our strategy closely links compensation with operating unit profitability, which includes shared revenues and allocated costs. Therefore, individual success is closely linked to cooperation with other operating units within our network. The mix of services varies by segment based primarily on the import or export orientation of local operations in each of our regions.

Summary of First Quarter 2026

The significant impacts are discussed within “Results of Operations” and summarized below.

•
Revenues increased 4% as strong performance in most services was partially offset by a significant drop in ocean freight services.
•
Customs brokerage and other services revenues increased 17% and airfreight services revenues increased 14%.
•
Revenue from ocean freight and other services decreased 23% due to significant decreases in average ocean sell rates and buy rates and a 4% decline in ocean containers shipped. Demand for ocean services declined after U.S. importers accelerated shipments in anticipation of trade tariffs changes in early 2025.
•
Airfreight services, road freight and warehousing and distribution services (included with customs brokerage and other services) all benefited from continued strong demand from our technology customers investing in artificial intelligence infrastructure.
•
Operating income increased 11% and net earnings to shareholders increased 13%, as compared to the first quarter of 2025.
•
Earnings per share increased 16% to $1.71.
•
Cash from operating activities was $309 million, down from $343 million in the first quarter of 2025.
•
We returned $288 million to shareholders through common stock repurchases.

Industry Trends, Trade Conditions and Competition

We operate in over 60 countries in the competitive global logistics industry and our activities are closely tied to the global economy. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, laws and policies relating to tariffs, trade restrictions, foreign investment and taxation. Governments periodically consider changes to tariffs and impose trade restrictions and accords. Starting in the first quarter of 2025, the United States Government undertook a substantial global trade rebalancing effort resulting in significantly higher tariffs on imports. Throughout 2025 additional tariffs on imports into the United States for certain sectors and many countries became effective. There are currently threatened or actual retaliatory tariffs and trade actions from several countries, including China. On February 20, 2026, the United States Supreme Court issued a ruling on certain tariffs imposed in the United States under the International Emergency

Economic Powers Act (IEEPA). The ruling invalidates many of the tariffs imposed on imports to the United States in 2025, however it does not invalidate sectoral tariffs on steel, aluminum and their derivative products. The decision also allows for potential refunds; in April 2026 U.S. Customs and Border Protection started deploying processes to file refunds requests. We are currently assessing the impact this ruling and the related refund process, as well as resulting tariff changes, will have on our customs brokerage services, including post-entry activity. The decision could also spur new sectoral tariffs in the United States and introduce additional uncertainty with respect to current and future U.S. trade policy and impact global trade flows. We cannot predict how changes in tariffs and trade restrictions will affect our business. Additionally, the constant changes in trade regulations since the beginning of 2025 are adding complexity to the customs declarations process, making compliance with regulations increasingly challenging.

Doing business in foreign locations also subjects us to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies and inter-governmental disputes concerning international trade, our business may also be negatively affected by political developments and changes in government personnel or policies in the United States and other countries, as well as economic turbulence, conflicts, political unrest and security concerns in the nations and on the trade shipping routes in which we conduct business. Starting in late February 2026 the operations of our offices in Qatar, Bahrain, Kuwait, Lebanon, Oman, Saudi Arabia and United Arab Emirates were disrupted by the conflict with Iran and the closure of the Strait of Hormuz. The conflict has affected available airfreight capacity beyond the Middle East, prevented cargo ships from navigating through the Persian Gulf and delayed expected resumption of traffic through the Suez Canal. The impact on capacity and oil prices resulted in air and ocean carriers implementing surcharges in March 2026. The financial impact on our MAIR region operations in the first quarter 2026 is not material and is mitigated by our ability to adjust the routing of our customers' shipments. The future impact that these events may have on international trade, oil prices and security costs is uncertain. We do not have employees, assets, or operations in Russia, Ukraine, Israel, the Gaza Strip or the West Bank. While limited, any shipment activity is conducted with independent agents in those countries in compliance with all applicable trade sanctions, laws and regulations.

Our ability to provide services to our customers is highly dependent on good working relationships with a variety of entities, including airlines, ocean carriers and ground transportation providers, as well as governmental agencies. We select and engage with best-in-class, compliance-focused, efficiently run, growth-oriented partners, based upon defined value elements and are intentional in our relationship and performance management activity. We consider our current working relationships with these entities to be satisfactory. However, changes in the financial stability; operating capabilities, and the capacity of asset-based carriers; capacity allotments available from carriers; governmental regulation or deregulation efforts; modernization of the regulations governing customs brokerage; and/or changes in governmental restrictions, quota restrictions or trade accords could affect our business in unpredictable ways. When the market experiences seasonal peaks or any sort of disruption, the carriers often increase their pricing suddenly. This carrier behavior creates pricing volatility that could impact Expeditors' ability to maintain historical unitary profitability.

The global economic and trade environments remain highly uncertain; including inflation remaining high, increases in oil prices, and the conflicts in the Middle East and Ukraine. In the first quarter of 2025, we saw high demand on exports out of Asia and continued to see high demand on exports out of South Asia in the second quarter 2025, resulting in high average sell and buy rates where demand exceeded carrier capacity. In the first quarter of 2026 we saw excess available capacity compared to demand for ocean freight which continued to put pressure on ocean sell and buy rates. Additional ocean and air transportation capacity will become available as demand softens due to uncertainty in geopolitical, economic conditions and trade regulations. These conditions have resulted in pricing volatility that we expect to continue as carriers adapt to changes in demand, changing fuel prices, available capacity, security risks and react to governmental trade policies and other regulations. Additionally, we cannot predict the direct or indirect impact that further changes in purchasing behavior, such as the evolution of international direct e-commerce platforms, could have on our business. Some customers are relocating manufacturing to other countries to mitigate the impact of higher tariffs on imports, reduce their supply chain risks, address disruptions caused by pandemics and geopolitical issues. These changes could negatively affect our business.

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

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments. We base our estimates on historical experience and on assumptions that we believe are reasonable. Our critical accounting estimates are discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our annual report on Form 10-K for the year ended December 31, 2025, filed on February 25, 2026. There have been no material changes to the critical accounting estimates previously disclosed in that report.

Results of Operations

The following table shows the revenues, directly related cost of transportation and other expenses for our principal services and our overhead expenses for the three months ended March 31, 2026 and 2025, including the respective percentage changes comparing 2026 and 2025.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended March 31,
(in thousands)	2026	2025	Percentage change
Airfreight services:
Revenues	$1,030,863	$901,760	14%
Expenses	769,483	648,494	19
Ocean freight services and ocean services:
Revenues	598,884	781,665	(23)
Expenses	416,021	573,901	(28)
Customs brokerage and other services:
Revenues	1,153,215	982,994	17
Expenses	625,647	554,280	13
Overhead expenses:
Salaries and related costs	499,571	457,937	9
Other	177,412	165,949	7
Total overhead expenses	676,983	623,886	9
Operating income	294,828	265,858	11
Other income, net	11,658	10,023	16
Earnings before income taxes	306,486	275,881	11
Income tax expense	76,442	71,782	6
Net earnings	230,044	204,099	13
Less net earnings attributable to the noncontrolling interest	434	304	43
Net earnings attributable to shareholders	$229,610	$203,795	13%

Airfreight services:

Airfreight services revenues and expenses increased 14% and 19%, respectively, during the three months ended March 31, 2026, as compared with the same period in 2025, due to 9% and 14% increases in average sell and buy rates, respectively, and a 5% increase in tonnage. Tonnage improved in 2026 as a result of increased market demand by the technology sector compared to the first quarter of 2025.

Tonnage increased on exports from North Asia, South Asia and MAIR during the three months ended March 31, 2026, as compared with the same period in 2025, as demand from technology customers remained strong while being partially offset by lower volumes from North America and Europe.

Average sell rates increased during the three months ended March 31, 2026 as compared to the same period in 2025 on exports out of North Asia and Europe as higher carrier buy rates from the fourth quarter of 2025 were passed on to customers in the first quarter of 2026. Average buy rates increased during the three months ended March 31, 2026 compared with the same period in 2025, most significantly on exports out of North Asia and Europe as demand from technology customers remained strong. During the latter part of March and continuing in the first few weeks of the second quarter growth in sell rates has outpaced growth in buy rates amid capacity constraints caused by the conflict in the Middle East.

Seasonal changes in demand, impact from disruptions in the ocean market due to security concerns, jet fuel prices and supply disruptions, and variable demand for airfreight capacity from direct e-commerce business could cause volatility in average buy rates on certain routes. Additionally, geopolitical concerns, the conflict in the Middle East, inter-governmental trade disputes and the dynamic trade environment on imports to the U.S. create uncertainty in the economy. As shippers and carriers react to these volatile conditions, it may negatively affect demand for airfreight services, which could significantly reduce our volumes in the coming quarters. Though we are unable to predict how these uncertainties and any future disruptions may affect our operations or financial results prospectively, these conditions could result in significant decreases in our revenues and operating income.

Ocean freight and ocean services:

Ocean freight and ocean services consists of three basic services: ocean freight consolidation, order management and direct ocean forwarding. Ocean freight and ocean services revenues and expense decreased 23% and 28%, respectively, for the three months ended March 31, 2026, as compared with the same period in 2025. The largest component of our ocean freight and ocean services revenue is derived from ocean freight consolidation, which represented 60% and 71% of ocean freight and ocean services revenue for the three months ended March 31, 2026 and 2025, respectively.

Ocean freight consolidation revenues and expense decreased 35% and 37%, respectively, for the three months ended March 31, 2026, as compared with the same period in 2025, primarily due to 33% and 32% decreases in average sell and buy rates and a 4% decrease in containers shipped. Containers shipped decreased most significantly on exports out of North Asia which was partially offset by increases in South Asia. The declines in average buy rates and sell rates are due to continued available capacity exceeding demand. Sell and buy rates in the first quarter of 2026 were comparable to the fourth quarter of 2025.

North Asia ocean freight and ocean services revenues and expenses decreased 38% and 40%, respectively, driven by 38% and 37% decreases in average sell and buy rates and a 12% decrease in containers shipped as customers accelerated shipments from China in the first half of the 2025 in anticipation of tariff changes.

Order management revenues and expenses increased 13%, and 12%, respectively, for the three months ended March 31, 2026, respectively, as compared to the same period in 2025 due to higher volumes from new and existing customers. Direct ocean freight forwarding revenues and expenses remained relatively flat for the three months ended March 31, 2026, as compared to the same period in 2025.

The global economic and trade environment are increasingly volatile with uncertainty in trade tariffs and inter-governmental disputes. Recent geopolitical tensions, most notably the Iran conflict and the closure of the Strait of Hormuz, have introduced additional risks. Further, carriers are expected to add new vessels in 2026 and 2027. While some volumes are shifting to other routes and as customers look to mitigate their exposure to U.S./China-specific tariffs, it is too early to know what the overall long-term impact on volumes might be. If safe passage through the Red Sea resumes, additional capacity will become available due to shorter transit times. These conditions could further depress sell and buy rates and cause decreases in our revenues and operating income, depending on how carriers adapt to conditions and manage available capacity.

Customs brokerage and other services:

Customs brokerage and other services revenues increased 17% and expenses increased 13% for the three months ended March 31, 2026, as compared with the same period in 2025. These changes are primarily due to increases in the number and complexity of customs clearances, road freight and warehousing and distribution. The continued complexity in customs brokerage due to the dynamic trade environment has resulted in higher fees and growing demand for our brokerage services from customers across many business sectors. Our road freight and warehousing and distribution services continued to be sustained by demand from the technology sector, leading to higher shipment volumes, principally in North America and Europe.

North America revenues increased 18% and expenses increased 13% for the three months ended March 31, 2026, as compared with the same period in 2025. Europe revenues increased 20% and expenses increased 16%, respectively, for the three months ended March 31, 2026, as compared with the same period in 2025.

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

Overhead expenses:

Salaries and related costs increased 9% for the three months ended March 31, 2026 as compared with the same period in 2025, principally due to a 6% increase in headcount, increases in base salaries and higher incentive compensation from improved operating results.

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

Our management compensation programs have always been incentive-based and performance driven. Total bonuses to field and executive management for the three months ended March 31, 2026, increased 4%, when compared to the same period in 2025, primarily due to higher operating income.

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

Other overhead expenses increased 7% for the three months ended March 31, 2026, as compared with the same period in 2025. This increase is primarily due to technology related expenses, higher rent and occupancy expenses, and higher claims expense.

Income tax expense:

Our consolidated effective income tax rate was 24.9% for the three months ended March 31, 2026, as compared to 26.0% in the comparable period of 2025. The decrease was principally from favorable effects of changes in share-based compensation related permanent differences. All periods benefited from U.S. Federal tax credits principally because of withholding taxes related to our foreign operations as well as U.S. income tax benefits for deductions related to certain foreign-derived income (FDDEI). These benefits were offset by the effect of higher foreign tax rates of the Company's international subsidiaries, when compared to the U.S. Federal income tax rate of 21%.

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

Currency and Other Risk Factors

The nature of our worldwide operations necessitates transacting in a multitude of currencies other than the U.S. dollar. That exposes us to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or have agency relationships maintain strict currency control regulations that influence our ability to hedge foreign currency exposure. Historically, derivative financial instruments have not been used to manage foreign currency risk. In lieu of the use of foreign currency derivatives we instead try to compensate for these exposures by accelerating international currency settlements among our offices and agents. In the future, we may enter into foreign currency hedging transactions to manage our foreign currency risk. There are also regulatory or commercial limitations on our ability to move money freely, which could be impacted by inter-governmental disputes or new trade restrictions. We had no foreign currency derivatives outstanding at March 31, 2026 and December 31, 2025. For the three months ended March 31, 2026, net foreign currency transactional gains were approximately $2 million compared to net foreign currency losses of approximately $5 million in the same period in 2025. The net impact of foreign exchange rate fluctuation on the translation of our foreign operations, as included in other comprehensive income, was a loss of $12 million and an income of $13 million, net of taxes, in the three months ended March 31, 2026, and 2025, respectively.

Historically, our business has not been adversely affected by inflation. Beginning in 2021 and continuing through 2025, many countries including the United States experienced elevated levels of inflation. As a result, our business continues to experience rising labor costs, service provider rate increases, higher rent and occupancy and other expenses. Due to the high degree of competition in the marketplace we may not be able to increase our prices to our customers to offset this inflationary pressure, which could lead to an erosion in our margins and operating income in the future. Conversely, raising our prices to keep pace with inflationary pressure may result in a decrease in volume and customer demand for our services. As we are not required to purchase or maintain extensive property and equipment and have not otherwise incurred substantial interest rate-sensitive indebtedness, we currently have limited direct exposure to increased interest expense resulting from increases in interest rates.

There is uncertainty as to how supply and volatility in oil prices will continue to impact future buy rates and available airfreight capacity. Because fuel is an integral part of carriers' costs and impacts both our buy rates and sell rates, we expect our revenues and costs to be impacted as carriers adjust rates for the effect of changing fuel prices. To the extent that future fuel prices increase, and we are unable to pass through the increase to our customers, fuel price increases could adversely affect our operating income.

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three months ended March 31, 2026 was $309 million as compared with $343 million for the same period in 2025. The decrease of $34 million for the three months ended March 31, 2026, was primarily due changes in working capital due to increase in revenue activity in the latter part of the quarter. At March 31, 2026, working capital was $1,611 million, including cash and cash equivalents of $1,316 million. Other than our recorded lease liabilities, we had no long-term obligations or debt at March 31, 2026. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

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

Our business historically has been subject to seasonal fluctuations, and this is expected to continue in the future. Cash flows fluctuate as a result of this seasonality. Historically, the first quarter shows an excess of customer collections over customer billings. This results in positive cash flow. The increased activity associated with periods of higher demand (typically commencing late second or early third quarter and continuing well into the fourth quarter) causes an excess of customer billings over customer collections. This cyclical growth in customer receivables consumes available cash. However, there is no assurance that this seasonal pattern will hold true in future periods.

Cash used in investing activities for the three months ended March 31, 2026 was $12 million as compared with $13 million for the same period in 2025, primarily for capital expenditures. Capital expenditures in the three months ended March 31, 2026 were primarily related to continuing investments in building and leasehold improvements and technology and facilities equipment. Total anticipated capital expenditures in 2026 are currently estimated to be approximately $80 million. This includes investments in technology infrastructure, leasehold and building improvements and routine capital expenditures.

Cash used in financing activities during the three months ended March 31, 2026 was $290 million as compared with $166 million for the same period in 2025. We have a Discretionary Stock Repurchase Plan under which management is allowed to repurchase shares to reduce the issued and outstanding stock to 130 million shares of common stock. A new repurchase program has been adopted as authorized by the Board of Directors in February 2026, as described in Part II, Item 2 of this report. We use the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to reduce outstanding shares. During the three months ended March 31, 2026, we used cash to repurchase 2.0 million shares of common stock at an average price of $145.90 per share compared to 1.5 million shares of common stock at an average price of $117.29 during the same period in 2025.

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

We maintain international unsecured bank lines of credit for short-term working capital purposes. A few of these credit lines are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks issuing the credit line. At March 31, 2026, borrowings under these credit lines were $33 million and we were contingently liable for $80 million from standby letters of credit and guarantees. The standby letters of credit and guarantees primarily relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls or could be impacted by inter-governmental disputes or new trade restrictions. At March 31, 2026, cash and cash equivalent balances of $518 million were held by our non-United States subsidiaries, of which $1 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

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

Foreign exchange rate translation sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the three months ended March 31, 2026, would have had the effect of raising operating income by approximately $17 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $14 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

Historically, derivative financial instruments have not been used to manage foreign currency risk. For the three months ended March 31, 2026, net foreign currency transactional gains were approximately $2 million compared to net foreign currency transactional losses of approximately $5 million during the same period in 2025. The net impact of foreign exchange rate fluctuation on the translation of our foreign operations, as included in other comprehensive income, was a loss of $12 million and an income of $13 million, net of taxes, in the three months ended March 31, 2026, and 2025, respectively. In lieu of the use of foreign currency derivatives, we instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of March 31, 2026, we had approximately $224 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.

Interest Rate Risk

At March 31, 2026, we had cash and cash equivalents of $1,316 million of which $773 million was invested at various short-term market interest rates. We had no long-term debt at March 31, 2026. A hypothetical change in the interest rate of 10 basis points at March 31, 2026 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the first quarter of 2026.

Item 4. Controls and Procedures

Our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and based on their evaluation have concluded the disclosure controls and procedures were effective as of that date.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Expeditors is involved in claims, lawsuits, government investigations, income, transfer pricing and indirect tax audits and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal and tax advisors, none of these matters are expected to have a material effect on our operations, cash flows or financial position. As of March 31, 2026, the amounts recorded for claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the risk factors under Item 1A Risk Factors in our Annual Report on Form 10-K filed on February 25, 2026. There have been no material changes in Expeditors' risk factors from those disclosed under Item 1A Risk Factors in our annual report on Form 10-K filed on February 25, 2026.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

(shares in thousands)

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
January 1-31, 2026	200	$159.38	200	3,697
February 1-28, 2026	400	146.63	400	3,402
March 1-31, 2026	1,420	143.79	1,420	2,024
Total	2,020	$145.90	2,020	2,024

1Repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases including through a Rule 10b5-1 plan. The Company’s existing repurchase authorization permits repurchases until outstanding shares are reduced to 130 million.

2Average price paid per share includes transaction costs associated with the repurchases.

In November 2001, Expeditors' Board of Directors authorized a Discretionary Stock Repurchase Plan for the purpose of repurchasing our common stock in the open market to reduce the issued and outstanding stock down to 200 million outstanding shares. Subsequently, the Board of Directors has from time to time increased the amount of our common stock that may be repurchased. The Board of Directors last authorized repurchases from 140 million shares of common stock down to 130 million on February 19, 2024. The maximum number of shares available for repurchase under this plan will increase as the total number of outstanding shares increases. This authorization has no expiration date. On February 23, 2026, the Board of Directors authorized a new share repurchase program that permits the repurchase of up to $3 billion of the Company's common stock, effective upon the expiration of the current program, which will occur when the outstanding shares of common stock reach 130 million. This plan has no expiration date and may be terminated at any time.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
Effective May 5, 2026, the Company entered into a new Employment Agreement with each of Daniel Wall, President and Chief Executive Officer; Blake Bell, President, Global Business Development; Kelly Blacker, President, Global Geographies; Roberto Martinez, President, Global Products; and David Hackett, Senior Vice President & Chief Financial Officer for a period of one year which will renew automatically. Under the terms of each of their Employment Agreements, such officer will receive an annual base salary (currently $100,000), subject to periodic review and adjustment by the Company’s Board of Directors or its Compensation Committee. Such officer is also eligible to receive incentive-based compensation as established by the Company’s Board of Directors or its Compensation Committee. The Employment Agreement contains a mandatory six-month non-compete and 12-month non-solicitation provision, except in the event of a change of control. The Employment Agreement also provides for severance benefits of (i) one-half of total annual cash compensation in the event of a termination without cause, (ii) one year of base salary in the event of resignation, and (iii) two (2) times (or 2.99 times for Daniel Wall) total annual cash compensation in the event of a termination without cause or resignation for good reason in the event of a change of control, subject to a release of claims under (i) and (iii). In addition, the new Employment Agreement includes clarifying definitions, such as the inclusion of deferred cash compensation in the definition of total annual cash compensation, and provisions regarding Sections 409A and 280G of the Internal Revenue Code of 1986, as amended. The Employment Agreement includes a provision limiting the total severance payments to no more than 2.99 times the employee’s total cash compensation, in accordance with Company policy. In the event of a termination without cause or resignation for good reason in the event of a change of control, the Company is required to pay the cost of COBRA coverage for up to 24 months. Finally, the Employment Agreement contains customary confidentiality provisions.

On May 5, 2026, the Compensation Committee approved a new form of Performance Share Award Agreement to modify the treatment of Performance Share Units (PSUs) in the event of a change in control when replacement awards are not issued. In such instance, the participant shall be entitled to receive a payment/settlement with respect to all PSUs corresponding to a performance period (x) based on actual performance, to the extent determinable, through the date immediately prior to the date of the change in control, with performance goals adjusted to reflect the truncated performance period and payable without proration or (y) as if target performance was achieved, whichever shall result in the largest payout.

The foregoing is a summary of the material terms of the Employment Agreements and of the change to the form of Performance Share Award Agreement and does not purport to be complete. The Employment Agreements and the form of Performance Share Award Agreement are attached as Exhibits 10.20, 10.21, 10.22, 10.23,10,24 and 10.73 to this Quarterly Report on Form 10-Q.

(b)
Not applicable.
(c)
During the quarterly period ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

10.20	Form of Employment Agreement for Daniel Wall, Expeditors' President & Chief Executive Officer, effective as of May 5, 2026.

10.21	Form of Employment Agreement for David Hackett, Expeditors' Senior Vice President & Chief Financial Officer, effective as of May 5, 2026.

10.22	Form of Employment Agreement for Blake Bell effective as of May 5, 2026.

10.23	Form of Employment Agreement for Kelly Blacker effective as of May 5, 2026.

10.24	Form of Employment Agreement for Roberto Martinez effective as of May 5, 2026.

10.73	Form of Performance Share Award Agreement used in connection with performance share units granted under Expeditors' Amended and Restated 2017 Omnibus Incentive Plan, effective as of May 5, 2026.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

May 6, 2026	/s/ DANIEL R. WALL
Daniel R. Wall, President, Chief Executive Officer and Director

May 6, 2026	/s/ DAVID A. HACKETT
David A. Hackett, Senior Vice President and Chief Financial Officer