Form 10-Q
period 2026-06-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2026-08-05
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

At July 31, 2026, the number of shares outstanding of the issuer’s common stock was 129,990,622.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets:
Current Assets:
Cash and cash equivalents	$1,031,448	$1,314,285
Accounts receivable, less allowance for credit loss of $7,299 at June 30, 2026 and $7,241 at December 31, 2025	2,631,118	2,021,889
Deferred contract costs	259,486	283,281
Other	84,969	136,167
Total current assets	4,007,021	3,755,622
Property and equipment, less accumulated depreciation and amortization of $665,264 at June 30, 2026 and $651,087 at December 31, 2025	451,086	462,122
Operating lease right-of-use assets	546,607	550,162
Goodwill	7,927	7,927
Deferred income tax asset, net	103,092	101,671
Other assets, net	19,177	16,134
Total assets	$5,134,910	$4,893,638
Liabilities:
Current Liabilities:
Accounts payable	1,468,305	1,123,429
Accrued expenses	607,664	448,055
Contract liabilities	348,857	358,386
Current portion of operating lease liabilities	116,234	110,891
Federal, state and foreign income taxes payable	18,378	32,046
Total current liabilities	2,559,438	2,072,807
Noncurrent portion of operating lease liabilities	451,051	459,698
Deferred income tax liability, net	3,348	3,040
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01 per share. Issued and outstanding: 130,021 at June 30, 2026 and 133,884 at December 31, 2025	1,300	1,339
Additional paid-in capital	—	—
Retained earnings	2,309,720	2,538,455
Accumulated other comprehensive loss	(192,318)	(184,161)
Total shareholders’ equity	2,118,702	2,355,633
Noncontrolling interest	2,371	2,460
Total equity	2,121,073	2,358,093
Total liabilities and equity	$5,134,910	$4,893,638

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues:
Airfreight services	$1,494,842	$951,787	$2,525,705	$1,853,547
Ocean freight and ocean services	710,922	675,782	1,309,806	1,457,447
Customs brokerage and other services	1,296,571	1,024,316	2,449,786	2,007,310
Total revenues	3,502,335	2,651,885	6,285,297	5,318,304
Operating Expenses:
Airfreight services	1,134,773	698,402	1,904,256	1,346,896
Ocean freight and ocean services	531,886	483,475	947,907	1,057,376
Customs brokerage and other services	750,181	571,480	1,375,828	1,125,760
Salaries and related	573,698	471,336	1,073,269	929,273
Rent and occupancy	68,428	65,741	136,884	130,084
Depreciation and amortization	12,695	13,847	26,570	28,451
Selling and promotion	9,894	9,928	20,265	18,502
Other	71,162	89,940	155,872	168,368
Total operating expenses	3,152,717	2,404,149	5,640,851	4,804,710
Operating income	349,618	247,736	644,446	513,594
Other Income:
Interest income	6,821	9,183	15,461	18,367
Other, net	2,022	1,050	5,040	1,889
Other income, net	8,843	10,233	20,501	20,256
Earnings before income taxes	358,461	257,969	664,947	533,850
Income tax expense	91,203	74,050	167,645	145,832
Net earnings	267,258	183,919	497,302	388,018
Less net earnings attributable to the noncontrolling interest	1,032	345	1,466	649
Net earnings attributable to shareholders	$266,226	$183,574	$495,836	$387,369
Basic earnings attributable to shareholders per share	$2.03	$1.35	$3.75	$2.83
Diluted earnings attributable to shareholders per share	$2.03	$1.34	$3.74	$2.82
Weighted average basic shares outstanding	130,953	136,266	132,241	137,045
Weighted average diluted shares outstanding	131,372	136,631	132,724	137,537

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net earnings	$267,258	$183,919	$497,302	$388,018
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	3,652	33,396	(8,193)	$47,079
Other comprehensive income (loss)	3,652	33,396	(8,193)	47,079
Comprehensive income	270,910	217,315	489,109	435,097
Less comprehensive income attributable to the noncontrolling interest	985	217	1,430	503
Comprehensive income attributable to shareholders	$269,925	$217,098	$487,679	$434,594

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating Activities:
Net earnings	$267,258	$183,919	$497,302	$388,018
Adjustments to reconcile net earnings to net cash from operating activities:
Provisions for losses on accounts receivable	2,381	1,051	3,181	1,812
Deferred income tax (benefit) expense	794	(7,523)	(968)	(7,447)
Stock compensation expense	32,200	27,267	45,023	38,816
Depreciation and amortization	12,695	13,847	26,570	28,451
Other, net	(14,261)	4,474	(16,144)	6,765
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(575,863)	(57,984)	(625,376)	50,165
Increase in accounts payable and accrued liabilities	441,269	61,885	509,620	43,466
(Increase) decrease in deferred contract costs	(84,703)	(21,617)	16,433	54,356
Increase (decrease) in contract liabilities	96,590	16,961	(1,999)	(72,327)
(Decrease) increase in income taxes payable, net	(1,124)	(44,668)	37,459	(14,328)
Decrease (increase) in other, net	1,404	1,600	(3,227)	4,087
Net cash from operating activities	178,640	179,212	487,874	521,834
Investing Activities:
Purchase of property and equipment	(11,991)	(15,875)	(24,603)	(29,027)
Other, net	21,356	24	21,486	180
Net cash from investing activities	9,365	(15,851)	(3,117)	(28,847)
Financing Activities:
Payments on borrowings from revolving lines of credit, net	(39)	—	(321)	—
Proceeds from borrowings on lines of credit	172	194	7,267	624
Payments on borrowings on lines of credit	(148)	(102)	(4,097)	(337)
Proceeds from issuance of common stock	1,236	5,132	4,362	18,175
Repurchases of common stock	(354,907)	(231,116)	(642,531)	(408,470)
Dividends paid	(105,770)	(104,139)	(105,770)	(104,139)
Payments for taxes related to net share settlement of equity awards	(13,999)	(9,844)	(21,543)	(10,353)
Distribution to noncontrolling interest	(869)	—	(1,519)	(1,346)
Net cash from financing activities	(474,324)	(339,875)	(764,152)	(505,846)
Effect of exchange rate changes on cash and cash equivalents	1,270	14,156	(3,442)	20,701
Change in cash and cash equivalents	(285,049)	(162,358)	(282,837)	7,842
Cash and cash equivalents at beginning of period	1,316,497	1,318,520	1,314,285	1,148,320
Cash and cash equivalents at end of period	$1,031,448	$1,156,162	$1,031,448	$1,156,162
Taxes Paid:
Income taxes	$93,513	$125,277	$129,030	$165,901

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Total Shareholders' Equity, Beginning of Period	$2,284,370	$2,285,791	$2,355,633	$2,223,012
Common Stock Par Value
Beginning of period	1,320	1,368	1,339	1,380
Shares issued under employee stock plans, net	3	3	4	6
Shares repurchased	(23)	(20)	(43)	(35)
End of period	1,300	1,351	1,300	1,351
Additional Paid-In Capital
Beginning of period	—	—	—	—
Shares issued under employee stock plans, net	(12,766)	(4,715)	(17,185)	7,816
Shares repurchased	(20,275)	(23,370)	(29,318)	(47,494)
Stock compensation expense	32,200	27,267	45,023	38,816
Dividend equivalents paid	841	818	1,480	862
End of period	—	—	—	—
Retained Earnings
Beginning of period	2,479,067	2,504,222	2,538,455	2,455,132
Shares repurchased	(328,961)	(202,560)	(617,321)	(357,221)
Net earnings	266,226	183,574	495,836	387,369
Dividend and dividend equivalents paid	(106,612)	(104,958)	(107,250)	(105,002)
End of period	2,309,720	2,380,278	2,309,720	2,380,278
Accumulated Other Comprehensive Loss
Beginning of period	(196,017)	(219,799)	(184,161)	(233,500)
Other comprehensive income (loss)	3,699	33,524	(8,157)	47,225
End of period	(192,318)	(186,275)	(192,318)	(186,275)
Total Shareholders' Equity
End of period	2,118,702	2,195,354	2,118,702	2,195,354
Noncontrolling Interest
Beginning of period	2,255	1,712	2,460	2,772
Net earnings	1,032	345	1,466	649
Other comprehensive loss	(47)	(128)	(36)	(146)
Distributions to noncontrolling interest	(869)	—	(1,519)	(1,346)
End of period	2,371	1,929	2,371	1,929
Total Equity
End of period	$2,121,073	$2,197,283	$2,121,073	$2,197,283
Common Shares Outstanding
Beginning of period	132,024	136,773	133,884	138,003
Shares issued under employee stock plans, net	283	361	443	643
Shares repurchased	(2,286)	(2,000)	(4,306)	(3,512)
End of period	130,021	135,134	130,021	135,134

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

The Company typically satisfies its performance obligations as services are rendered over time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed over the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one to two-month period and contracts with customers have an original expected duration of less than one year. The Company satisfied nearly all performance obligations for the contract liabilities recorded as of March 31, 2026 and December 31, 2025.

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

D.
Accounts Receivable

The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method that uses historical credit loss information and considers the current economic environment. Additional allowances may be necessary in the future if changes in economic conditions are significant enough to affect expected credit losses. The Company has recorded an allowance for credit loss in the amounts of $7,299 as of June 30, 2026 and $7,241 as of December 31, 2025. Additions and write-offs have not been significant in the periods presented.

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

F. Recent Accounting Pronouncements

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses which requires disaggregated disclosures of certain costs and expenses on the income statement on an annual and interim basis. This standard will become effective for the Company for annual periods beginning on January 1, 2027 and for interim periods beginning January 1, 2028, with early adoption permitted. The amendment can be applied either on a prospective or retrospective basis. The Company expects this ASU to only impact its disclosures with no impacts to its consolidated financial statements, cash flows and financial condition.

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

In the second quarter of 2026 and 2025, the Company awarded 259 and 380 restricted stock units (RSUs), respectively. The RSUs were granted at a weighted-average fair value of $153.08 in 2026 and $106.18 in 2025, respectively. The RSUs vest annually over 3 years based on continued employment and are settled upon vesting in shares of the Company's common stock on a one-for-one basis. The value of an RSU award is based on the Company's stock price on the date of grant. Additionally, in the second quarter of 2026 and 2025, respectively, 10 and 15 fully vested restricted stock awards were granted to non-employee directors.

The Company also awarded 64 and 94 performance stock units (PSUs) in the second quarter of 2026 and 2025, respectively. Outstanding PSUs include performance conditions to be finally measured in 2026, 2027 and 2028. The final number of PSUs will be determined using an adjustment factor of up to 2 times or down to 0.5 of the targeted PSU grant. If the minimum performance thresholds are not achieved, no shares will be issued. Each PSU will convert to one share of the Company's common stock upon vesting.

The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year. No shares were issued in the three and six months ended June 30, 2026 and 2025, respectively.

The Company recognizes stock compensation expense based on the fair value of awards granted to employees and directors under the Company’s Amended and Restated 2017 Omnibus Plan and employee stock purchase rights plans. This expense, adjusted for expected performance and forfeitures, is recognized in net earnings on a straight-line basis over the service periods as salaries and related costs on the condensed consolidated statements of earnings. RSUs and PSUs awarded to certain employees meeting specific retirement eligibility criteria at the time of grant are recognized as expense immediately as there is no substantive service period associated with those awards.

Note 3. Taxes

The Company is subject to taxation in the U.S. and many foreign jurisdictions. The Company's tax positions, including its intercompany transfer pricing policies, are reasonable and consistent with accepted methodologies. The Company is subject to review by taxing authorities for tax years 2005 and thereafter, and those reviews could result in additional tax, interest and penalties. For example, the Indian tax authority (ITA) has claimed that additional income tax applies to transactions between the Company and its Indian subsidiary, and that additional service tax applies to ocean and air imports and exports. The Company maintains that the ITA’s positions are without merit. The Company has successfully defended its positions in India's courts, including a favorable ruling from the Supreme Court of India during the second quarter that dismissed a significant portion of the ITA's claims. If the remaining matters are resolved unfavorably, the Company could recognize additional significant tax expense, including interest and penalties.

The Company records liabilities for uncertain tax positions when, despite having supportable positions in its tax return, it concludes that those positions may not be sustained upon examination by tax authorities. To make that judgment, the Company assesses whether the position is more likely than not to be upheld if challenged, including through any related appeals or litigation, based on the technical strength of the position and advice from qualified legal and tax advisors.

The Company’s consolidated effective income tax rate was 25.4% and 25.2% for the three and six months ended June 30, 2026, respectively, down from 28.7% and 27.3% in the same periods of 2025. The declines were driven mainly by a smaller unfavorable impact from the Company's international subsidiaries, resulting from fewer nondeductible foreign expenses and lower expense from operations in countries with tax rates higher than those in the U.S.

The Company’s effective tax rate for the three and six months ended June 30, 2026, is higher than the U.S. federal statutory income tax rate of 21% primarily because of foreign withholding taxes on the Company's international operations, state and local income taxes, and the higher rates applied to certain foreign subsidiaries. Foreign tax credits and the deduction for Foreign-Derived Deduction-Eligible Income (FDDEI) partially offset these costs.

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

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net earnings attributable to shareholders	$266,226	$183,574	$495,836	$387,369
Denominator:
Weighted-average basic shares outstanding	130,953	136,266	132,241	137,045
Effect of dilutive share-based awards	419	365	483	492
Weighted-average diluted shares	131,372	136,631	132,724	137,537
Basic earnings per share	$2.03	$1.35	$3.75	$2.83
Diluted earnings per share	$2.03	$1.34	$3.74	$2.82

For the three and six months ended June 30, 2026 and 2025, substantially all outstanding potential common shares were dilutive.

Note 5. Shareholders' Equity

Under a Board-authorized discretionary share repurchase plan, the Company was authorized to repurchase common stock until outstanding shares reached 130 million. During the six months ended June 30, 2026, the Company repurchased 4,306 shares of common stock at an average price of $148.87 per share, compared to 3,512 shares at an average price of $114.31 during the same period in 2025. On February 23, 2026, the Board of Directors authorized a new share repurchase program permitting the repurchase of up to $3.0 billion of the Company's common stock. The new program became effective on July 1, 2026, after the prior program expired when the outstanding common shares reached 130 million. The new program has no expiration date and may be terminated at any time.

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

Cash and cash equivalents consist of the following:

	June 30, 2026		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents:
Cash and overnight deposits	$659,574	$659,574	$551,899	$551,899
Corporate commercial paper	320,188	320,329	700,978	701,591
Time deposits and money market funds	51,686	51,686	61,408	61,408
Total cash and cash equivalents	$1,031,448	$1,031,589	$1,314,285	$1,314,898

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

Financial information regarding the Company’s operations by geographic area is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the three months ended June 30, 2026:
Revenues	$1,164,252	141,860	68,181	817,046	568,779	519,885	225,216	(2,884)	3,502,335
Directly related cost of transportation and other expenses[1]	$666,578	89,325	39,879	670,698	449,872	336,532	166,068	(2,112)	2,416,840
Salaries and related costs	$328,706	24,597	12,690	45,558	37,556	99,696	24,895	-	573,698
Other operating expenses[2]	$(504)	16,705	10,276	40,834	32,091	49,880	13,670	(773)	162,179
Operating income	$169,472	11,233	5,336	59,956	49,260	33,777	20,583	1	349,618
Identifiable assets at period end	$2,499,046	199,633	136,582	580,755	518,374	858,781	350,672	(8,933)	5,134,910
Capital expenditures	$6,240	796	186	282	775	2,563	1,149	-	11,991
Depreciation and amortization	$7,133	515	248	1,184	737	2,095	783	-	12,695
Equity	$1,270,494	58,576	61,342	175,652	205,374	320,189	190,235	(160,789)	2,121,073
For the three months ended June 30, 2025:
Revenues	$877,325	108,128	66,904	636,785	359,531	449,712	155,458	(1,958)	2,651,885
Directly related cost of transportation and other expenses[1]	$454,354	67,428	40,945	507,413	277,355	293,878	113,243	(1,259)	1,753,357
Salaries and related costs	$266,018	20,205	11,030	36,686	28,567	88,913	19,917	-	471,336
Other operating expenses[2]	$31,859	16,726	9,745	36,820	28,117	41,878	15,015	(704)	179,456
Operating income	$125,094	3,769	5,184	55,866	25,492	25,043	7,283	5	247,736
Identifiable assets at period end	$2,554,090	186,248	105,069	523,858	354,318	789,514	286,466	(13,082)	4,786,481
Capital expenditures	$6,146	257	274	4,545	1,189	1,928	1,536	-	15,875
Depreciation and amortization	$7,896	499	253	1,176	622	2,791	610	-	13,847
Equity	$1,475,449	57,602	37,810	192,012	119,338	191,551	162,159	(38,638)	2,197,283

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the six months ended June 30, 2026:
Revenues	$2,118,829	271,494	127,176	1,419,962	991,955	968,759	392,374	(5,252)	6,285,297
Directly related cost of transportation and other expenses[1]	$1,157,712	170,618	73,421	1,152,422	774,117	618,601	284,840	(3,740)	4,227,991
Salaries and related costs	$610,875	47,589	24,082	82,546	69,233	193,350	45,594	-	1,073,269
Other operating expenses[2]	$36,023	31,439	18,829	75,959	59,697	92,649	26,493	(1,498)	339,591
Operating income	$314,219	21,848	10,844	109,035	88,908	64,159	35,447	(14)	644,446
Identifiable assets at period end	$2,499,046	199,633	136,582	580,755	518,374	858,781	350,672	(8,933)	5,134,910
Capital expenditures	$13,808	1,047	335	1,082	1,813	4,662	1,856	-	24,603
Depreciation and amortization	$14,386	1,015	494	2,526	1,565	5,010	1,574	-	26,570
Equity	$1,270,494	58,576	61,342	175,652	205,374	320,189	190,235	(160,789)	2,121,073
For the six months ended June 30, 2025:
Revenues	$1,731,774	224,613	129,293	1,331,793	724,108	872,507	308,330	(4,114)	5,318,304
Directly related cost of transportation and other expenses[1]	$906,271	140,621	77,380	1,061,907	558,850	565,594	222,091	(2,682)	3,530,032
Salaries and related costs	$524,107	39,797	21,468	77,047	56,639	170,462	39,753	-	929,273
Other operating expenses[2]	$54,407	31,554	19,659	74,566	51,402	85,237	30,043	(1,463)	345,405
Operating income	$246,989	12,641	10,786	118,273	57,217	51,214	16,443	31	513,594
Identifiable assets at period end	$2,554,090	186,248	105,069	523,858	354,318	789,514	286,466	(13,082)	4,786,481
Capital expenditures	$14,553	483	499	5,050	2,063	3,084	3,295	-	29,027
Depreciation and amortization	$16,834	996	504	2,232	1,192	5,437	1,256	-	28,451
Equity	$1,475,449	57,602	37,810	192,012	119,338	191,551	162,159	(38,638)	2,197,283

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

Note 9. Global Technology Restructuring

In June 2026, the Company announced a restructuring of its Global Technology group resulting in a workforce reduction. The purpose of the restructuring is to modernize and reshape our Global Technology function to meet the increasing needs of the Company and its customers.

The Company incurred employee termination costs including cash severance payments, employer payroll taxes, and other benefits provided to affected employees. These charges are accounted for as one-time employee termination benefits under ASC 420, Exit or Disposal Cost Obligations. A portion of the termination benefits requires affected employees to remain employed through specified dates. Accordingly, these charges are being recognized ratably over the applicable service periods, while charges for employees not subject to future service requirements were recognized at the communication date. Total expected charges associated with the plan are approximately $27 million, of which $25 million was recognized in the second quarter of 2026 within salaries and related expenses in the condensed consolidated statements of earnings. The remaining costs associated with the restructuring are all expected to be recognized during the second half of 2026.

The following table summarizes activity related to our restructuring liability, which was included in accrued expenses in the condensed consolidated balance sheets:

	Three months ended June 30, 2026
	Balance at March 31, 2026	Charges recognized	Cash paid	Balance at June 30, 2026
Accrued Employee Termination Benefits	$—	$25,428	$1,898	$23,530
Total	$—	$25,428	$1,898	$23,530

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements Under Private Securities Litigation Reform Act Of 1995; Certain Cautionary Statements

Certain portions of this report on Form 10-Q including the sections entitled "Overview," "Summary of Second Quarter 2026," "Industry Trends, Trade Conditions and Competition," "Seasonality," "Critical Accounting Estimates," "Results of Operations," "Income tax expense," "Currency and Other Risk Factors" and "Liquidity and Capital Resources" contain forward-looking statements. Words such as "will likely result," "expects", "are expected to," "would expect," "would not expect," "will continue," "is anticipated," "estimate," "project," "provisional," "plan," "believe," "probable," "reasonably possible," "may," "could," "should," "would," "intends," "foreseeable future" or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, signs of a slowing economy and drop in demand, future supply chain and transportation disruptions and other characterizations of disruptive events or circumstances are forward-looking statements. In addition, forward-looking statements are subject to certain risks and uncertainties, including risks associated with the impact of tariffs or other government actions on global trade volumes and economies, and tax audits and other contingencies that could cause actual results to differ materially from our historical experience and our present expectations or projections. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. Attention should be given to the risk factors identified and discussed in Part I, Item 1A in the Company’s annual report on Form 10-K filed on February 25, 2026. Management believes that these forward-looking statements are reasonable as of this filing date and we do not assume any obligations to update these statements except as required by law.

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

Summary of Second Quarter 2026

The significant impacts as compared to second quarter of 2025 are discussed within “Results of Operations” and summarized below.

•
Revenues increased 32% due to strong performance and volumes in most services.
•
Airfreight services revenues increased 57% and customs brokerage and other services revenues increased 27%.
•
Airfreight services, road freight and warehousing and distribution services (included with customs brokerage and other services) all benefited from continued strong demand from our technology customers investing in artificial intelligence (AI) infrastructure.
•
Revenue from ocean freight and other services increased 5% as average buy and sell rates and ocean containers shipped started increasing in the latter part of the quarter following three consecutive quarters of declines.
•
We announced a restructuring of our Global Technology group and incurred $25 million in related expenses.
•
Operating income increased 41% and net earnings to shareholders increased 45%, as compared to the second quarter of 2025.
•
Earnings per share increased 51% to $2.03.
•
Cash from operating activities was $179 million for both the second quarter of 2026 and 2025.
•
We returned $461 million to shareholders through common stock repurchases and dividends.

Industry Trends, Trade Conditions and Competition

We operate in over 60 countries in the competitive global logistics industry and our activities are closely tied to the global economy. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, laws and policies relating to tariffs, trade restrictions, foreign investment and taxation. Governments periodically consider changes to tariffs and impose trade restrictions and accords. Starting in the first quarter of 2025, the United States Government undertook a substantial global trade rebalancing effort resulting in significantly higher tariffs on imports. Throughout 2025 additional tariffs on imports into the United States for certain sectors and many countries became effective. There are currently threatened or actual retaliatory tariffs and trade actions from several countries, including China and Canada. On February 20, 2026, the United States Supreme Court issued a ruling on certain tariffs imposed in the United States under the International Emergency Economic Powers Act (IEEPA). The ruling invalidates the IEEPA tariffs imposed on imports to the United States in 2025, however it does not invalidate sectoral tariffs such as metals, auto parts, timber, lumber, and derivative products. The decision also allows for potential refunds; and, starting in April 2026 U.S. Customs and Border Protection implemented procedures for importers and their brokers to submit refund requests. In addition, ongoing and potential future trade actions, including sector-based and country specific and broader action-based measures continue to create uncertainty with respect to current and future U.S. trade policy and impact global trade flows. New U.S. tariffs have been broadly imposed across a variety of countries in July 2026. We cannot predict how other countries will respond to these tariffs or how changes in tariffs and trade restrictions will affect our business. Additionally, changes in trade and customs brokerage regulations continue to add complexity to the customs declarations process, making compliance with regulations increasingly challenging.

Doing business in foreign locations also subjects us to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies and inter-governmental disputes concerning international trade, our business may also be negatively affected by political developments and changes in government personnel or policies in the United States and other countries, as well as economic turbulence, conflicts, political unrest and security concerns in the nations and on the trade shipping routes in which we conduct business. Starting in late February 2026 the operations of our offices in Qatar, Bahrain, Kuwait, Lebanon, Oman, Saudi Arabia and United Arab Emirates were disrupted by the conflict with Iran and the closure of the Strait of Hormuz. The conflict has affected available airfreight capacity beyond the Middle East, prevented cargo ships from navigating through the Persian Gulf, and substantial resumption of traffic through the Suez Canal. The impact on capacity and oil prices resulted in air and ocean carriers implementing surcharges and fuel related increases starting in March 2026. The financial impact on our MAIR region operations in the first half of 2026 is not material and is mitigated by our ability to adjust the routing of our customers' shipments. The future impact that these events may have on international trade, oil prices and security costs is uncertain. We do not have employees, assets, or operations in Russia, Ukraine, Israel, the Gaza Strip or the West Bank. While limited, any shipment activity is conducted with independent agents in those countries in compliance with all applicable trade sanctions, laws and regulations.

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

The global economic and trade environments remain highly uncertain; including inflation remaining high, increases in oil prices, and the conflicts in the Middle East and Ukraine. In the first quarter of 2025, we saw high demand on exports out of Asia and continued to see high demand on exports out of South Asia in the second quarter 2025, resulting in high average sell and buy rates where demand exceeded carrier capacity. In the first quarter of 2026 we saw excess available capacity compared to demand for ocean freight which put pressure on ocean sell and buy rates whereas in the second quarter that imbalance lessened on exports out of Asia. Additional ocean and air transportation capacity will become available as demand softens due to uncertainty in geopolitical, economic conditions and trade regulations. These conditions have resulted in pricing volatility that we expect to continue as carriers adapt to changes in demand, changing fuel prices, available capacity, security risks and reacting to governmental trade policies and other regulations. Additionally, we cannot predict the direct or indirect impact that further changes in purchasing behavior, such as the evolution of international direct e-commerce platforms, could have on our business. Some customers are relocating manufacturing to other countries to mitigate the impact of higher tariffs on imports, reduce their supply chain risks, address disruptions caused by pandemics and geopolitical issues. These changes could negatively affect our business.

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

Results of Operations

The following table shows the revenues, directly related cost of transportation and other expenses for our principal services and our salaries and other expenses for the three and six months ended June 30, 2026 and 2025, including the respective percentage changes comparing 2026 and 2025.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2026	2025	Percentage change	2026	2025	Percentage change
Airfreight services:
Revenues	$1,494,842	$951,787	57%	$2,525,705	$1,853,547	36%
Expenses	1,134,773	698,402	62	1,904,256	1,346,896	41
Ocean freight services and ocean services:
Revenues	710,922	675,782	5	1,309,806	1,457,447	(10)
Expenses	531,886	483,475	10	947,907	1,057,376	(10)
Customs brokerage and other services:
Revenues	1,296,571	1,024,316	27	2,449,786	2,007,310	22
Expenses	750,181	571,480	31	1,375,828	1,125,760	22
Salaries and other expenses:
Salaries and related costs	573,698	471,336	22	1,073,269	929,273	15
Other	162,179	179,456	(10)	339,591	345,405	(2)
Total overhead expenses	735,877	650,792	13	1,412,860	1,274,678	11
Operating income	349,618	247,736	41	644,446	513,594	25
Other income, net	8,843	10,233	(14)	20,501	20,256	1
Earnings before income taxes	358,461	257,969	39	664,947	533,850	25
Income tax expense	91,203	74,050	23	167,645	145,832	15
Net earnings	267,258	183,919	45	497,302	388,018	28
Less net earnings attributable to the noncontrolling interest	1,032	345	199	1,466	649	126
Net earnings attributable to shareholders	$266,226	$183,574	45%	$495,836	$387,369	28%

Airfreight services:

Airfreight services revenues and expenses increased 57% and 62%, respectively, during the three months ended June 30, 2026, as compared to the same periods in 2025, due to 44% and 45% increases in average sell and buy rates, respectively, and a 14% increase in tonnage. Airfreight services revenues and expenses increased 36% and 41%, respectively, during the six months ended June 30, 2026, as compared to the same periods in 2025, due to 28% and 31% increases in average sell and buy rates, respectively, and a 10% increase in tonnage. Tonnage improved in 2026 as a result of increased market demand by the technology sector compared to the first half of 2025.

Tonnage increased primarily on exports from North Asia and South Asia during the three and six months ended June 30, 2026, as compared to the same periods in 2025, as demand from technology customers remained strong.

Average sell rates increased during the three and six months ended June 30, 2026, as compared to the same periods in 2025 on exports out of North Asia and South Asia as higher carrier buy rates were passed on to customers starting in the first quarter of 2026. Average buy rates increased during the three and six months ended June 30, 2026 compared to the same periods in 2025, most significantly on exports out of North Asia, South Asia and Europe as demand remained strong, the conflict in the Middle East constrained available capacity and jet fuel prices soared.

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

Ocean freight and ocean services:

Ocean freight and ocean services consists of three basic services: ocean freight consolidation, order management and direct ocean forwarding. Ocean freight and ocean services revenues and expense increased 5% and 10%, respectively, for the three months ended June 30, 2026, as compared to the same period in 2025. Ocean freight and ocean services revenues and expenses both decreased 10%, respectively, for the six months ended June 30, 2026, as compared to the same period in 2025. The largest component of our ocean freight and ocean services revenue is derived from ocean freight consolidation, which represented 62% and 69% of ocean freight and ocean services revenue for the six months ended June 30, 2026 and 2025, respectively.

Ocean freight consolidation revenues and expenses increased 3% and 10%, respectively, for the three months ended June 30, 2026, as compared to the same period in 2025, primarily due to 3% and 10% increases in average sell and buy rates, while ocean containers shipped remained flat. Average buy and sell rates increased compared to the first quarter of 2026. Average buy rates and sell rates increases resulted from demand recovery in North and South Asia beginning in May as customers accelerated shipments to manage exposure to potential tariff impacts and ongoing geopolitical disruptions. Increases in our average buy rates outpaced our ability to pass through higher sell rates during the quarter, as a result of timing and our buy rate mix. The growth in demand coupled with carrier-driven capacity constraints such as blank sailings and other restrictive measures created a more balanced supply demand environment which led to increased buy rates.

Ocean freight consolidation revenues and expenses decreased 18% and 16%, respectively, for the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to 17% and 14% decreases in average sell and buy rates and a 2% decrease in containers shipped. The declines in average buy rates and sell rates are due to available capacity exceeding demand, especially in the first quarter of 2026.

South Asia ocean freight and ocean services revenues and expenses increased 15% and 16% for the three months ended June 30, 2026 and 7% and 5%, respectively, for the six-months ended June 30, 2026, as compared to the same periods in 2025 and driven by 6% and 9% increases in containers shipped.

North Asia ocean freight and ocean services revenues decreased 4% and 1%, respectively, for the three months ended June 30, 2026, as compared to the same period in 2025, due to average lower sell rates and buy rates in the first part of the quarter, partially offset by a 2% increase in containers shipped. North Asia ocean freight and ocean services revenues and expenses decreased 24% and 25%, respectively, for the six months ended June 30, 2026 as compared to the same periods in 2025, due to a 5% decline in containers shipped and lower average sell and buy rates due to soft demand in the first five months of 2026 as compared to strong growth in the first half of 2025 as customers accelerated shipments in anticipation of tariff changes.

Order management revenues increased 21%, and 17%, respectively, for the three and six months ended June 30, 2026,and expenses increased 23%, and 17%, respectively, for the three and six months ended June 30, 2026, respectively, as compared to the same period in 2025 due to higher volumes from new and existing customers, coupled with continued customer expansion in South Asia.

Direct ocean freight forwarding revenues increased 2%, and 1%, respectively, for the three and six months ended June 30, 2026, and expenses increased 4%, and 2%, respectively, for the three and six months ended June 30, 2026, as compared to the same periods in 2025.

The global economic and trade environment are increasingly volatile with uncertainty in trade tariffs and inter-governmental disputes. Recent geopolitical tensions, most notably the Iran conflict and the closure of the Strait of Hormuz, have introduced additional risks. Further, carriers are expected to add new vessels in 2026 and 2027. While some volumes are shifting to other routes and as customers look to mitigate their exposure to U.S./China-specific tariffs, it is too early to know what the overall long-term impact on volumes might be. As passage through the Red Sea resumes, additional capacity may become available due to shorter transit times. These conditions could further affect sell and buy rates and our revenues and operating income, depending on how carriers adapt to conditions and manage available capacity.

Customs brokerage and other services:

Customs brokerage and other services revenues increased 27% and 22% and expenses increased 31% and 22% for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. These changes are primarily due to increases in the number and complexity of customs clearances, road freight and warehousing and distribution. The continued complexity in customs brokerage due to the dynamic trade environment has resulted in higher fees and growing demand for our brokerage services from customers across many business sectors. Our road freight and warehousing and distribution services continued to be sustained by demand from technology customers and their investment in AI infrastructure, leading to higher shipment volumes and revenues from specialized services with higher rates, principally in North America and Europe.

North America revenues increased 33% and 26% and expenses increased 42% and 28% for the three and six months ended June 30, 2026, respectively, as compared to the same period in 2025. Europe revenues increased 14% and 17% and expenses increased 11% and 14%, respectively, for the three and six months ended June 30, 2026, as compared to the same period in 2025.

Customers value our customs brokerage services due to an increasingly dynamic and complex trade environment, and its impact on the declaration process, which often leads to the adoption of additional transportation and distribution services. Customers seek knowledgeable customs brokers with operational capacity and sophisticated systems capabilities critical to an overall logistics management program that are necessary to rapidly respond to changes in the regulatory and security environment. Should international trade slow or there is substantial removal of tariffs, our revenues and operating income could be negatively impacted.

Salaries and other expenses:

Salaries and related costs increased 22% and 15% for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, principally due to a 4% increase in headcount, increases in base salaries, higher incentive compensation from improved operating results and termination costs incurred for the Global Technology restructuring.

The Company recorded $25 million in expenses in connection with the Global Technology restructuring in the second quarter of 2026, which represents the majority of the expected restructuring costs. The remaining costs are expected to be recognized over the second half of 2026 as certain employees are required to provide service through specified dates. See Note 9 for additional information.

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

Our management compensation programs have always been incentive-based and performance driven. Total bonuses to field and executive management increased 21% for the six months ended June 30, 2026, when compared to the same period in 2025, primarily due to higher operating income.

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

Other expenses decreased 10% and 2%, respectively, for the three and six months ended June 30, 2026, as compared to the same periods in 2025. This decrease is primarily due to the recognition of a $16 million gain on the sale of a property in the second quarter 2026 and reduction in indirect taxes, offset by higher technology related expenses, and rent and occupancy expenses.

Income tax expense:

Our consolidated effective income tax rate was 25.4% and 25.2% for the three and six months ended June 30, 2026, respectively, down from 28.7% and 27.3% in the same periods of 2025. The declines were driven mainly by a smaller unfavorable impact from our international subsidiaries resulting from fewer nondeductible foreign expenses and lower expense from operations in countries with tax rates higher than those in the U.S.

The Company’s consolidated effective tax rate for the three and six months ended June 30, 2026, is higher than the U.S. federal statutory income tax rate of 21% primarily because of foreign withholding taxes on our international operations, state and local income taxes, and the higher rates applied to certain foreign subsidiaries. Foreign tax credits and the deduction for Foreign-Derived Deduction-Eligible Income (FDDEI) partially offset these costs.

Our tax rates depend on current tax laws, which could change through new legislative action, as well as additional interpretations and guidance issued by tax authorities. Our effective tax rate is subject to variation, and the effective tax rate may be more or less volatile based on the amounts of pre-tax income in various tax jurisdictions. Total consolidated foreign income tax expense reflects both the income taxes of our non-U.S. subsidiaries and the withholding taxes they pay on dividends that do not qualify for tax credits.

Currency and Other Risk Factors

The nature of our worldwide operations necessitates transacting in a multitude of currencies other than the U.S. dollar. That exposes us to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or have agency relationships maintain strict currency control regulations that influence our ability to hedge foreign currency exposure. Historically, derivative financial instruments have not been used to manage foreign currency risk. In lieu of the use of foreign currency derivatives we instead try to compensate for these exposures by accelerating international currency settlements among our offices and agents. In the future, we may enter into foreign currency hedging transactions to manage our foreign currency risk. There are also regulatory or commercial limitations on our ability to move money freely, which could be impacted by inter-governmental disputes or new trade restrictions. We had no foreign currency derivatives outstanding at June 30, 2026 and December 31, 2025. For the three and six months ended June 30, 2026, net foreign currency transactional losses were approximately $8 million and $6 million compared to net foreign currency losses of approximately $12 million and $17 million in the same periods in 2025. The net impact of foreign exchange rate fluctuation on the translation of our foreign operations, as included in other comprehensive income, was income of $4 million and loss of $8 million, net of taxes, in the three months and six months ended June 30, 2026, respectively, and income of $33 million and $47 million, net of taxes, in the three and six months ended June 30, 2025, respectively.

Historically, our business has not been adversely affected by inflation. Beginning in 2021 and continuing through 2025, many countries including the United States experienced elevated levels of inflation. As a result, our business continues to experience rising labor costs, service provider rate increases, higher rent and occupancy and other expenses. Due to the high degree of competition in the marketplace, we may not be able to increase our prices to our customers to offset this inflationary pressure, which could lead to an erosion in our margins and operating income in the future. Conversely, raising our prices to keep pace with inflationary pressure may result in a decrease in volume and customer demand for our services. As we are not required to purchase or maintain extensive property and equipment and have not otherwise incurred substantial interest rate-sensitive indebtedness, we currently have limited direct exposure to increased interest expense resulting from increases in interest rates.

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

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three and six months ended June 30, 2026 was $179 million and $488 million as compared to $179 million and $522 million for the same periods in 2025. Net cash provided by operating activities in the three months ended June 30, 2026 was comparable to the same period in 2025 while the decrease of $34 million for the six months ended June 30, 2026, respectively, was primarily due to changes in working capital due to growth in activity in the second quarter of 2026. At June 30, 2026, working capital was $1,448 million, including cash and cash equivalents of $1,031 million. Other than our recorded lease liabilities, we had no long-term obligations or debt at June 30, 2026. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

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

Cash provided by investing activities for the three months ended June 30, 2026 was $9 million compared to $16 million in cash used by investing activities for the same period in 2025 due to the recognition of proceeds from the sale of a property. Cash used in investing activities for the six months ended June 30, 2026 was $3 million as compared to $29 million for the same period in 2025, for the same reason as for the three months. Capital expenditures in the three and six months ended June 30, 2026 were primarily related to continuing investments in building and leasehold improvements and technology and facilities equipment. Total anticipated capital expenditures in 2026 are currently estimated to be approximately $60 million. This includes investments in technology infrastructure, leasehold and building improvements and routine capital expenditures.

Cash used in financing activities during the three and six months ended June 30, 2026 was $474 million and $764 million as compared to $340 million and $506 million, respectively, for the same periods in 2025. We have a Discretionary Stock Repurchase Plan under which management is allowed to repurchase shares to reduce the issued and outstanding stock to 130 million shares of common stock. A new repurchase program has been adopted as authorized by the Board of Directors in February 2026, as described in Part II, Item 2 of this report. We use the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to reduce outstanding shares. During the three and six months ended June 30, 2026, we used cash to repurchase 2.3 million and 4.3 million shares of common stock at an average price of $151.50 and $148.87 per share compared to 2.0 million and 3.5 million shares of common stock at an average price of $112.05 and $114.31, respectively, during the same periods in 2025.

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

We maintain international unsecured bank lines of credit for short-term working capital purposes. A few of these credit lines are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks issuing the credit line. At June 30, 2026, borrowings under these credit lines were $32 million and we were contingently liable for $81 million from standby letters of credit and guarantees. The standby letters of credit and guarantees primarily relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls or could be impacted by inter-governmental disputes or new trade restrictions. At June 30, 2026, cash and cash equivalent balances of $598 million were held by our non-United States subsidiaries, of which $7 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

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

Foreign exchange rate translation sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the six months ended June 30, 2026, would have had the effect of raising operating income by approximately $37 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $30 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

Historically, derivative financial instruments have not been used to manage foreign currency risk. For the three and six months ended June 30, 2026, net foreign currency transactional losses were approximately $8 million and $6 compared to net foreign currency transactional losses of approximately $12 million and $17 million, respectively, during the same periods in 2025. The net impact of foreign exchange rate fluctuation on the translation of our foreign operations, as included in other comprehensive income, was income of $4 million and loss of $8 million, net of taxes, in the three months and six months ended June 30, 2026 and income of $33 million and $47 million, net of taxes, in the three and six months ended June 30, 2025, respectively. In lieu of the use of foreign currency derivatives, we instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of June 30, 2026, we had approximately $194 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.

Interest Rate Risk

At June 30, 2026, we had cash and cash equivalents of $1,031 million of which $372 million was invested at various short-term market interest rates. We had no long-term debt at June 30, 2026. A hypothetical change in the interest rate of 10 basis points at June 30, 2026 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the second quarter of 2026.

Item 4. Controls and Procedures

Our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The controls are designed to also ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and based on their evaluation have concluded the disclosure controls and procedures were effective as of that date.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Expeditors is involved in claims, lawsuits, government investigations, income, transfer pricing and indirect tax audits and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal and tax advisors, none of these matters are expected to have a material effect on our operations, cash flows or financial position. As of June 30, 2026, the amounts recorded for claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

(shares in thousands)

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans
April 1-30, 2026	1,199	$146.45	1,199	581
May 1-31, 2026	527	151.54	527	849
June 1-30, 2026	560	162.18	560	21
Total	2,286	$151.50	2,286	21

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

Expeditors maintains a discretionary share repurchase program originally authorized by the Board of Directors in 2001 and subsequently amended from time to time. The most recent amendment in effect was approved on February 19, 2024, which authorized share repurchases sufficient to reduce outstanding common shares from 140 million to 130 million. The program's expiry would occur when outstanding common shares reached 130 million, which occurred subsequent to the second quarter on July 1, 2026. Pursuant to Board authorization on February 23, 2026, a new share repurchase program became effective upon expiration of the prior program and permits the repurchase of up to $3.0 billion of the Company's common stock. The new program has no set expiration date and may be terminated by the Board at any time.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
On August 3, 2026, the Board of Directors of the Company approved the Amended and Restated Bylaws of the Company (the “Bylaws”), effective immediately. The amendments to the Bylaws were adopted as part of the Company’s periodic review of its corporate governance documents to update, clarify, and modernize certain portions of the Bylaws. The updates to the Bylaws also consist of various non-material changes intended to improve clarity and overall organization.

The amendments to the Bylaws, among other things, revise certain provisions relating to the conduct of shareholder meetings, including the expansion of authority of the chairperson of such meetings with respect to convening, postponing, recessing, and adjourning shareholder meetings and establishing rules and procedures governing their conduct.

The amendments to the Bylaws also update the advanced notice provisions governing shareholder proposals and director nominations by clarifying the timing, informational, and procedural requirements applicable to shareholders seeking to nominate directors or bring other business before a meeting of the shareholders. The amendments expand the disclosure required to be delivered to the Secretary of the Company in connection with shareholder proposals and the nomination of directors, including disclosure of certain shareholder ownership interests, material relationships with the Company, its affiliates, and competitors, and other information as reasonably requested by the Company to evaluate the proposal or nomination.

The amendments to the Bylaws also modify certain procedural requirements applicable to shareholder nominations,

including provisions relating to the accuracy and verification of information submitted by shareholders, director nominee interview requirements, and director nominee representations.

The material amendments discussed above are contained in the following sections of the Bylaws: Article II, sections 2, 4, 5, 8c, 16b-e, 15Ad, 16Af, 16, 16c-f and Article IV section 16. The information above is a summary of the material changes to the Bylaws and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

(b)
Please see modifications to the Company’s Bylaws as discussed above in (a).
(c)
During the quarterly period ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1	Amended and Restated Bylaws of Expeditors International of Washington, Inc. dated August 3, 2026

10.1

Form of Employment Agreement for Daniel Wall, Expeditors' President & Chief Executive Officer, effective as of May 5, 2026 (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2026)

10.2

Form of Employment Agreement for David Hackett, Expeditors' Senior Vice President & Chief Financial Officer, effective as of May 5, 2026 (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2026)

10.3	Form of Employment Agreement for Blake Bell effective as of May 5, 2026 (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2026)

10.4	Form of Employment Agreement for Kelly Blacker effective as of May 5, 2026 (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2026)

10.5	Form of Employment Agreement for Roberto Martinez effective as of May 5, 2026 (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2026)

10.6

Form of Performance Share Award Agreement used in connection with performance share units granted under Expeditors' Amended and Restated 2017 Omnibus Incentive Plan, effective as of May 5, 2026 (incorporated by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2026)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

August 5, 2026	/s/ DANIEL R. WALL
Daniel R. Wall, President, Chief Executive Officer and Director

August 5, 2026	/s/ DAVID A. HACKETT
David A. Hackett, Senior Vice President and Chief Financial Officer