Form 10-Q
period 2026-09-30
EXPEDITORS INTERNATIONAL OF WASHINGTON INC
filed 2026-11-04
CIK 746515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

At October 30, 2026, the number of shares outstanding of the issuer’s common stock was 129,110,669.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets:
Current Assets:
Cash and cash equivalents	$1,092,464	$1,314,285
Accounts receivable, less allowance for credit loss of $7,740 at September 30, 2026 and $7,241 at December 31, 2025	3,086,192	2,021,889
Deferred contract costs	337,095	283,281
Other	125,082	136,167
Total current assets	4,640,833	3,755,622
Property and equipment, less accumulated depreciation and amortization of $659,590 at September 30, 2026 and $651,087 at December 31, 2025	455,607	462,122
Operating lease right-of-use assets	555,204	550,162
Goodwill	7,927	7,927
Deferred income tax asset, net	106,733	101,671
Other assets, net	19,740	16,134
Total assets	$5,786,044	$4,893,638
Liabilities:
Current Liabilities:
Accounts payable	1,741,797	1,123,429
Accrued expenses	622,207	448,055
Contract liabilities	449,710	358,386
Current portion of operating lease liabilities	115,553	110,891
Federal, state and foreign income taxes payable	49,384	32,046
Total current liabilities	2,978,651	2,072,807
Noncurrent portion of operating lease liabilities	460,282	459,698
Deferred income tax liability, net	3,376	3,040
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01 per share. Issued and outstanding: 129,551 at September 30, 2026 and 133,884 at December 31, 2025	1,296	1,339
Additional paid-in capital	—	—
Retained earnings	2,533,724	2,538,455
Accumulated other comprehensive loss	(193,591)	(184,161)
Total shareholders’ equity	2,341,429	2,355,633
Noncontrolling interest	2,306	2,460
Total equity	2,343,735	2,358,093
Total liabilities and equity	$5,786,044	$4,893,638

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues:
Airfreight services	$1,544,691	$1,020,258	$4,070,396	$2,873,805
Ocean freight and ocean services	1,102,833	746,120	2,412,639	2,203,567
Customs brokerage and other services	1,460,125	1,128,373	3,909,911	3,135,683
Total revenues	4,107,649	2,894,751	10,392,946	8,213,055
Operating Expenses:
Airfreight services	1,169,540	766,783	3,073,796	2,113,679
Ocean freight and ocean services	861,491	542,304	1,809,398	1,599,680
Customs brokerage and other services	862,931	630,570	2,238,759	1,756,330
Salaries and related	588,267	490,437	1,661,536	1,419,710
Rent and occupancy	70,619	68,308	207,503	198,392
Depreciation and amortization	14,180	14,248	40,750	42,699
Selling and promotion	10,384	9,657	30,649	28,159
Other	84,823	84,402	240,695	252,770
Total operating expenses	3,662,235	2,606,709	9,303,086	7,411,419
Operating income	445,414	288,042	1,089,860	801,636
Other Income (Expense):
Interest income	5,504	8,491	20,965	26,858
Other, net	(2,575)	1,640	2,465	3,529
Other income, net	2,929	10,131	23,430	30,387
Earnings before income taxes	448,343	298,173	1,113,290	832,023
Income tax expense	103,771	75,095	271,416	220,927
Net earnings	344,572	223,078	841,874	611,096
Less net earnings attributable to the noncontrolling interest	60	822	1,526	1,471
Net earnings attributable to shareholders	$344,512	$222,256	$840,348	$609,625
Basic earnings attributable to shareholders per share	$2.65	$1.65	$6.39	$4.47
Diluted earnings attributable to shareholders per share	$2.65	$1.64	$6.38	$4.46
Weighted average basic shares outstanding	129,918	134,956	131,458	136,346
Weighted average diluted shares outstanding	130,117	135,285	131,727	136,790

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net earnings	$344,572	$223,078	$841,874	$611,096
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	(1,244)	(2,818)	(9,437)	44,261
Other comprehensive (loss) income	(1,244)	(2,818)	(9,437)	44,261
Comprehensive income	343,328	220,260	832,437	655,357
Less comprehensive income attributable to the noncontrolling interest	89	798	1,519	1,301
Comprehensive income attributable to shareholders	$343,239	$219,462	$830,918	$654,056

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating Activities:
Net earnings	$344,572	$223,078	$841,874	$611,096
Adjustments to reconcile net earnings to net cash from operating activities:
Provisions for losses on accounts receivable	1,048	839	4,229	2,651
Deferred income tax benefit	(3,810)	(1,565)	(4,778)	(9,012)
Stock compensation expense	15,996	18,046	61,019	56,862
Depreciation and amortization	14,180	14,248	40,750	42,699
Other, net	1,696	1,616	(14,448)	8,381
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(459,127)	(37,828)	(1,084,503)	12,337
Increase (decrease) in accounts payable and accrued liabilities	284,074	(16,747)	793,694	26,719
(Increase) decrease in deferred contract costs	(85,988)	48,449	(69,555)	102,805
Increase (decrease) in contract liabilities	109,249	(53,358)	107,250	(125,685)
Increase in income taxes payable, net	14,203	21,740	51,662	7,412
Increase in other, net	(23,530)	(17,150)	(26,757)	(13,063)
Net cash from operating activities	212,563	201,368	700,437	723,202
Investing Activities:
Purchase of property and equipment	(18,286)	(11,098)	(42,889)	(40,125)
Other, net	56	924	21,542	1,104
Net cash from investing activities	(18,230)	(10,174)	(21,347)	(39,021)
Financing Activities:
Proceeds from borrowings from revolving lines of credit, net	803	—	482	—
Proceeds from borrowings on lines of credit	6,170	4,717	13,437	5,341
Payments on borrowings on lines of credit	(2,476)	(2,728)	(6,573)	(3,065)
Proceeds from issuance of common stock	61,385	61,187	65,747	79,362
Repurchases of common stock	(197,343)	(212,294)	(839,874)	(620,764)
Dividends paid	—	—	(105,770)	(104,139)
Payments for taxes related to net share settlement of equity awards	—	—	(21,543)	(10,353)
Distribution to noncontrolling interest	(154)	(491)	(1,673)	(1,837)
Net cash from financing activities	(131,615)	(149,609)	(895,767)	(655,455)
Effect of exchange rate changes on cash and cash equivalents	(1,702)	(7,580)	(5,144)	13,121
Change in cash and cash equivalents	61,016	34,005	(221,821)	41,847
Cash and cash equivalents at beginning of period	1,031,448	1,156,162	1,314,285	1,148,320
Cash and cash equivalents at end of period	$1,092,464	$1,190,167	$1,092,464	$1,190,167
Taxes Paid:
Income taxes	$91,220	$53,528	$220,250	$219,429

See accompanying notes to condensed consolidated financial statements.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total Shareholders' Equity, Beginning of Period	$2,118,702	$2,195,354	$2,355,633	$2,223,012
Common Stock Par Value
Beginning of period	1,300	1,351	1,339	1,380
Shares issued under employee stock plans, net	7	7	11	13
Shares repurchased	(11)	(18)	(54)	(53)
End of period	1,296	1,340	1,296	1,340
Additional Paid-In Capital
Beginning of period	—	—	—	—
Shares issued under employee stock plans, net	61,378	61,180	44,193	68,996
Shares repurchased	(77,374)	(79,226)	(106,692)	(126,720)
Stock compensation expense	15,996	18,046	61,019	56,862
Dividend equivalents paid	—	—	1,480	862
End of period	—	—	—	—
Retained Earnings
Beginning of period	2,309,720	2,380,278	2,538,455	2,455,132
Shares repurchased	(120,508)	(134,403)	(737,829)	(491,624)
Net earnings	344,512	222,256	840,348	609,625
Dividend and dividend equivalents paid	—	—	(107,250)	(105,002)
End of period	2,533,724	2,468,131	2,533,724	2,468,131
Accumulated Other Comprehensive Loss
Beginning of period	(192,318)	(186,275)	(184,161)	(233,500)
Other comprehensive (loss) income	(1,273)	(2,794)	(9,430)	44,431
End of period	(193,591)	(189,069)	(193,591)	(189,069)
Total Shareholders' Equity
End of period	2,341,429	2,280,402	2,341,429	2,280,402
Noncontrolling Interest
Beginning of period	2,371	1,929	2,460	2,772
Net earnings	60	822	1,526	1,471
Other comprehensive income (loss)	29	(24)	(7)	(170)
Distributions to noncontrolling interest	(154)	(491)	(1,673)	(1,837)
End of period	2,306	2,236	2,306	2,236
Total Equity
End of period	$2,343,735	$2,282,638	$2,343,735	$2,282,638
Common Shares Outstanding
Beginning of period	130,021	135,134	133,884	138,003
Shares issued under employee stock plans, net	630	659	1,073	1,302
Shares repurchased	(1,100)	(1,774)	(5,406)	(5,286)
End of period	129,551	134,019	129,551	134,019

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

The Company typically satisfies its performance obligations as services are rendered over time. A typical shipment would include services rendered at origin, such as pick-up and delivery to port, freight services from origin to destination port and destination services, such as customs clearance and final delivery. The Company measures the performance of its obligations as services are completed over the life of a shipment, including services at origin, freight and destination. The Company fulfills nearly all of its performance obligations within a one to two-month period and contracts with customers have an original expected duration of less than one year. The Company satisfied nearly all performance obligations for the contract liabilities recorded as of June 30, 2026 and December 31, 2025.

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

D.
Accounts Receivable

The Company’s trade accounts receivable present similar credit risk characteristics and the allowance for credit loss is estimated on a collective basis, using a credit loss-rate method that uses historical credit loss information and considers the current economic environment. Additional allowances may be necessary in the future if changes in economic conditions are significant enough to affect expected credit losses. The Company has recorded an allowance for credit loss in the amounts of $7,740 as of September 30, 2026 and $7,241 as of December 31, 2025. Additions and write-offs have not been significant in the periods presented.

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

In the nine months ended September 30, 2026 and 2025, the Company awarded 274 and 381 restricted stock units (RSUs), respectively. The RSUs were granted at a weighted-average fair value of $154.98 in 2026 and $106.21 in 2025, respectively. The RSUs vest annually over 3 years based on continued employment and are settled upon vesting in shares of the Company's common stock on a one-for-one basis. The value of an RSU award is based on the Company's stock price on the date of grant. Additionally, in the second quarter of 2026 and 2025, respectively, 10 and 15 fully vested restricted stock awards were granted to non-employee directors.

The Company also awarded 64 and 94 performance stock units (PSUs) in 2026 and 2025, respectively. Outstanding PSUs include performance conditions to be finally measured in 2026, 2027 and 2028. The final number of PSUs will be determined using an adjustment factor of up to 2 times or down to 0.5 of the targeted PSU grant. If the minimum performance thresholds are not achieved, no shares will be issued. Each PSU will convert to one share of the Company's common stock upon vesting.

The grant of employee stock purchase rights and the issuance of shares under the employee stock purchase plan are made in the third quarter of each fiscal year and 630 and 583 shares were issued in the three and nine months ended September 30, 2026 and 2025, respectively. The fair value of the employee stock purchase rights granted was $44.71 and $27.94 per share in 2026 and 2025, respectively.

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

The Company’s consolidated effective income tax rate was 23.1% and 24.4% for the three and nine months ended September 30, 2026, respectively, compared with 25.2% and 26.6% in the same periods of 2025. The lower effective income tax rates resulted primarily from a greater U.S. tax benefit related to licensing income earned from foreign markets, higher U.S. research and development tax credits and lower state taxes. These benefits were partially offset by $12 million of additional tax expense, for the three and nine months ended September 30, 2026, related primarily to uncertainty surrounding such U.S. research and development tax credits and state tax positions.

The Company’s consolidated effective income tax rate for the three and nine months ended September 30, 2026 is higher than the U.S. federal statutory income tax rate of 21% primarily because of taxes on the Company’s international operations, including taxes withheld on certain cross-border payments, higher income tax rates in certain foreign countries, and state taxes. These additional taxes were partially offset by U.S. tax benefits related to licensing income earned from foreign markets, foreign tax credits and U.S. research and development tax credits.

Note 4. Basic and Diluted Earnings per Share

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

The following table reconciles the numerator and the denominator of the basic and diluted per share computations for earnings attributable to shareholders:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net earnings attributable to shareholders	$344,512	$222,256	$840,348	$609,625
Denominator:
Weighted-average basic shares outstanding	129,918	134,956	131,458	136,346
Effect of dilutive share-based awards	199	329	269	444
Weighted-average diluted shares	130,117	135,285	131,727	136,790
Basic earnings per share	$2.65	$1.65	$6.39	$4.47
Diluted earnings per share	$2.65	$1.64	$6.38	$4.46

Potential common shares excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive were not material for the three and nine months ended September 30, 2026 and 2025.

Note 5. Shareholders' Equity

Under a Board-authorized discretionary share repurchase plan, the Company was authorized to repurchase common stock until outstanding shares reached 130 million. During the nine months ended September 30, 2026, the Company repurchased 5,406 shares of common stock at an average price of $154.87 per share, compared to 5,286 shares at an average price of $116.10 during the same period in 2025. On February 23, 2026, the Board of Directors authorized a new share repurchase program permitting the repurchase of up to $3.0 billion of the Company's common stock. The new program became effective on July 1, 2026, after the prior program expired when the outstanding common shares reached 130 million. The new program has no expiration date and may be terminated at any time.

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

Subsequent to the end of the third quarter of 2026, on November 2, 2026, the Board of Directors declared a semi-annual dividend of $0.81 per share payable on December 15, 2026 to shareholders of record as of December 1, 2026.

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

Cash and cash equivalents consist of the following:

	September 30, 2026		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents:
Cash and overnight deposits	$733,084	$733,084	$551,899	$551,899
Corporate commercial paper	307,284	307,347	700,978	701,591
Time deposits and money market funds	52,096	52,096	61,408	61,408
Total cash and cash equivalents	$1,092,464	$1,092,527	$1,314,285	$1,314,898

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

Financial information regarding the Company’s operations by geographic area is as follows:

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the three months ended September 30, 2026:
Revenues	$1,339,730	159,379	78,069	1,033,763	691,788	533,542	274,515	(3,137)	4,107,649
Directly related cost of transportation and other expenses[1]	$779,266	97,950	46,615	856,039	558,644	346,775	211,179	(2,506)	2,893,962
Salaries and related costs	$330,567	27,010	13,545	50,400	41,336	99,837	25,572	-	588,267
Other operating expenses[2]	$(6,709)	20,188	11,035	49,466	34,229	52,320	20,108	(631)	180,006
Operating income	$236,606	14,231	6,874	77,858	57,579	34,610	17,656	-	445,414
Identifiable assets at period end	$2,867,959	226,029	141,480	697,273	592,354	876,247	419,685	(34,983)	5,786,044
Capital expenditures	$9,086	682	772	1,064	1,015	4,349	1,318	-	18,286
Depreciation and amortization	$7,520	578	276	1,211	810	2,988	797	-	14,180
Equity	$1,479,317	58,168	61,696	218,782	182,522	328,968	177,210	(162,928)	2,343,735
For the three months ended September 30, 2025:
Revenues	$928,858	122,842	68,098	721,353	406,104	487,889	161,835	(2,228)	2,894,751
Directly related cost of transportation and other expenses[1]	$478,767	77,749	42,337	584,631	318,614	318,393	120,771	(1,605)	1,939,657
Salaries and related costs	$275,595	21,978	11,162	41,158	29,957	91,301	19,286	-	490,437
Other operating expenses[2]	$29,668	14,941	8,900	38,723	24,478	47,005	13,531	(631)	176,615
Operating income	$144,828	8,174	5,699	56,841	33,055	31,190	8,247	8	288,042
Identifiable assets at period end	$2,580,473	192,957	104,334	463,689	341,607	819,342	292,545	(15,365)	4,779,582
Capital expenditures	$5,619	253	240	812	1,172	1,312	1,690	-	11,098
Depreciation and amortization	$7,818	506	244	1,442	693	2,950	595	-	14,248
Equity	$1,513,585	53,799	41,622	205,772	133,471	264,690	164,295	(94,596)	2,282,638

	UNITED STATES	OTHER NORTH AMERICA	LATIN AMERICA	NORTH ASIA	SOUTH ASIA	EUROPE	MIDDLE EAST, AFRICA AND INDIA	ELIMI- NATIONS	CONSOLI- DATED
For the nine months ended September 30, 2026:
Revenues	$3,458,559	430,873	205,245	2,453,725	1,683,743	1,502,301	666,889	(8,389)	10,392,946
Directly related cost of transportation and other expenses[1]	$1,936,978	268,568	120,036	2,008,461	1,332,761	965,376	496,019	(6,246)	7,121,953
Salaries and related costs	$941,442	74,599	37,627	132,946	110,569	293,187	71,166	-	1,661,536
Other operating expenses[2]	$29,314	51,627	29,864	125,425	93,926	144,969	46,601	(2,129)	519,597
Operating income	$550,825	36,079	17,718	186,893	146,487	98,769	53,103	(14)	1,089,860
Identifiable assets at period end	$2,867,959	226,029	141,480	697,273	592,354	876,247	419,685	(34,983)	5,786,044
Capital expenditures	$22,894	1,729	1,107	2,146	2,828	9,011	3,174	-	42,889
Depreciation and amortization	$21,906	1,593	770	3,737	2,375	7,998	2,371	-	40,750
Equity	$1,479,317	58,168	61,696	218,782	182,522	328,968	177,210	(162,928)	2,343,735
For the nine months ended September 30, 2025:
Revenues	$2,660,632	347,455	197,391	2,053,146	1,130,212	1,360,396	470,165	(6,342)	8,213,055
Directly related cost of transportation and other expenses[1]	$1,385,038	218,370	119,717	1,646,538	877,464	883,987	342,862	(4,287)	5,469,689
Salaries and related costs	$799,702	61,775	32,630	118,205	86,596	261,763	59,039	-	1,419,710
Other operating expenses[2]	$84,075	46,495	28,559	113,289	75,880	132,242	43,574	(2,094)	522,020
Operating income	$391,817	20,815	16,485	175,114	90,272	82,404	24,690	39	801,636
Identifiable assets at period end	$2,580,473	192,957	104,334	463,689	341,607	819,342	292,545	(15,365)	4,779,582
Capital expenditures	$20,172	736	739	5,862	3,235	4,396	4,985	-	40,125
Depreciation and amortization	$24,652	1,502	748	3,674	1,885	8,387	1,851	-	42,699
Equity	$1,513,585	53,799	41,622	205,772	133,471	264,690	164,295	(94,596)	2,282,638

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

The Company incurred employee termination costs including cash severance payments, employer payroll taxes, and other benefits provided to affected employees. These charges are accounted for as one-time employee termination benefits under ASC 420, Exit or Disposal Cost Obligations. A portion of the termination benefits requires a small number of affected employees to remain employed through specified dates. Accordingly, these charges are being recognized ratably over the applicable service periods, while charges for employees not subject to future service requirements were recognized at the communication date. Total expected charges associated with the plan are approximately $25 million, most of which was recognized in the second quarter of 2026 within salaries and related expenses in the condensed consolidated statements of earnings. The remaining accrual associated with the restructuring is expected to be paid during the first quarter of 2027.

The following table summarizes activity related to our restructuring liability, which was included in accrued expenses in the condensed consolidated balance sheets:

	Balance at Beginning of period	Charges recognized, net of reversals	Cash paid	Balance at September 30, 2026
Three months ended September 30, 2026	$23,530	$—	$21,113	$2,417
Nine months ended September 30, 2026	$—	$25,428	$23,011	$2,417

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements Under Private Securities Litigation Reform Act Of 1995; Certain Cautionary Statements

Certain portions of this report on Form 10-Q including the sections entitled "Overview," "Summary of Third Quarter 2026," "Industry Trends, Trade Conditions and Competition," "Seasonality," "Critical Accounting Estimates," "Results of Operations," "Income tax expense," "Currency and Other Risk Factors" and "Liquidity and Capital Resources" contain forward-looking statements. Words such as "will likely result," "expects", "are expected to," "would expect," "would not expect," "will continue," "is anticipated," "estimate," "project," "provisional," "plan," "believe," "probable," "reasonably possible," "may," "could," "should," "would," "intends," "foreseeable future" or similar expressions are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, any statements that refer to projections of future financial performance, our anticipated growth and trends in the Company's businesses, signs of a slowing economy and drop in demand, future supply chain and transportation disruptions and other characterizations of disruptive events or circumstances are forward-looking statements. In addition, forward-looking statements are subject to certain risks and uncertainties, including risks associated with the impact of tariffs or other government actions on global trade volumes and economies, and tax audits and other contingencies that could cause actual results to differ materially from our historical experience and our present expectations or projections. These statements must be considered in connection with the discussion of the important factors that could cause actual results to differ materially from the forward-looking statements. Attention should be given to the risk factors identified and discussed in Part I, Item 1A in the Company’s annual report on Form 10-K filed on February 25, 2026. Management believes that these forward-looking statements are reasonable as of this filing date and we do not assume any obligations to update these statements except as required by law.

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

Summary of Third Quarter 2026

The significant impacts as compared to third quarter of 2025 are discussed within “Results of Operations” and summarized below.

•
Revenues increased 42% and operating income increased 55% due to strong performance and volumes across all our services.
•
Airfreight services, road freight and warehousing and distribution services (included with customs brokerage and other services) all benefited from continued strong demand from our technology customers investing in artificial intelligence (AI) infrastructure.
•
Ocean containers shipped returned to growth, increasing 7%, primarily in Asia. Ocean operating results also benefited from higher average buy and sell rates driven by strong demand and capacity constraints at Asia ports.
•
Customs brokerage and import services achieved double-digit growth due to onboarding new brokerage business and higher volumes in all services.
•
Net earnings to shareholders increased 55% and earnings per share increased 62% to $2.65.
•
Cash from operating activities was $213 million for the third quarter of 2026 compared to $201 million for the same period in 2025.
•
We returned $197 million to shareholders through common stock repurchases during the third quarter.

Industry Trends, Trade Conditions and Competition

We operate in over 60 countries in the competitive global logistics industry and our activities are closely tied to the global economy. International trade is influenced by many factors, including economic and political conditions in the United States and abroad, currency exchange rates, and laws and policies relating to tariffs, trade restrictions, foreign investment and taxation. Governments periodically consider changes to tariffs and impose trade restrictions and accords. Beginning in 2025, the United States initiated significant tariff actions affecting imports from various countries and industries. Additional tariff measures, retaliatory actions, enforcement initiatives, and legal challenges continued throughout 2026. Although refund programs associated with tariffs imposed under the International Emergency Economic Powers Act (IEEPA), following the February 2026 Supreme Court ruling invalidating those tariffs, are substantially complete or in the later stages of processing, trade compliance obligations, customs administration and enforcement requirements continue to evolve. In July 2026, new U.S. tariffs were broadly imposed across a variety of countries. Ongoing and potential future trade actions, including sector-based, country-specific and broader measures, continue to create uncertainty with respect to current and future U.S. trade policy and may affect global trade flows, customer supply chains and demand for our services. We cannot predict how other countries will respond to these tariffs or how changes in tariffs and trade restrictions will affect our business.

Additionally, changes in trade regulations, customs requirements, supply chain transparency initiatives, export control requirements and enforcement activities continue to add complexity to the customs declarations process, making compliance with regulations increasingly challenging. These developments require importers and other participants in global supply chains to provide more detailed information and maintain enhanced compliance processes, increasing the importance of customs expertise, technology and regulatory compliance in the movement of goods worldwide.

Doing business in foreign locations also subjects us to a variety of risks and considerations not normally encountered by domestic enterprises. In addition to being influenced by governmental policies and inter-governmental disputes concerning international trade, our business may also be negatively affected by political developments and changes in government personnel or policies in the United States and other countries, as well as economic turbulence, conflicts, political unrest and security concerns in the nations and on the trade shipping routes in which we conduct business. Beginning in late February 2026, the operations of our offices in Qatar, Bahrain, Kuwait, Lebanon, Oman, Saudi Arabia and United Arab Emirates were disrupted by the conflict with Iran and the closure of the Strait of Hormuz. The conflict has affected available airfreight capacity beyond the Middle East, prevented cargo ships from navigating through the Persian Gulf, and substantial resumption of traffic through the Suez Canal. The impact on capacity and oil prices resulted in air and ocean carriers implementing surcharges and fuel related increases starting in March 2026. The financial impact on our MAIR region operations has not been material and is mitigated by our ability to adjust the routing of our customers' shipments. While these disruptions often have a favorable impact on our revenues and operating income as a result of increased pricing, further or prolonged disruptions could adversely affect the flow of trade and our operating results. The future impact that these events may have on international trade, oil prices and security costs is uncertain. We do not have employees, assets, or operations in Russia, Ukraine, Israel, the Gaza Strip or the West Bank. While limited, any shipment activity is conducted with independent agents in those countries in compliance with all applicable trade sanctions, laws and regulations.

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

The global economic and trade environments remain highly uncertain; including inflation remaining high, increases in oil prices, and the conflicts in the Middle East and Ukraine. In the first quarter of 2025, we saw high demand on exports out of Asia and continued to see high demand on exports out of South Asia in the second quarter of 2025, resulting in high average sell and buy rates where demand exceeded carrier capacity. In the first quarter of 2026 we saw excess available capacity compared to demand for ocean freight which put pressure on ocean sell and buy rates. This began changing in the second quarter, continuing in the third quarter and resulting in an increase in average sell and buy rates on exports out of Asia. Pricing volatility may continue as carriers adapt to changes in demand, changing fuel prices, available capacity, security risks and react to governmental trade policies and other regulations. Additionally, we cannot predict the direct or indirect impact that further changes in purchasing behavior, such as the evolution of international direct e-commerce platforms, could have on our business. Some customers are relocating manufacturing to other countries to mitigate the impact of higher tariffs on imports, reduce their supply chain risks and address disruptions caused by pandemics and geopolitical issues. These changes could negatively affect our business.

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

Results of Operations

The following table shows the revenues, directly related cost of transportation and other expenses for our principal services and our salaries and other expenses for the three and nine months ended September 30, 2026 and 2025, including the respective percentage changes comparing 2026 and 2025.

The table and the accompanying discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto in this quarterly report.

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2026	2025	Percentage change	2026	2025	Percentage change
Airfreight services:
Revenues	$1,544,691	$1,020,258	51%	$4,070,396	$2,873,805	42%
Expenses	1,169,540	766,783	53	3,073,796	2,113,679	45
Ocean freight services and ocean services:
Revenues	1,102,833	746,120	48	2,412,639	2,203,567	9
Expenses	861,491	542,304	59	1,809,398	1,599,680	13
Customs brokerage and other services:
Revenues	1,460,125	1,128,373	29	3,909,911	3,135,683	25
Expenses	862,931	630,570	37	2,238,759	1,756,330	27
Salaries and other expenses:
Salaries and related costs	588,267	490,437	20	1,661,536	1,419,710	17
Other	180,006	176,615	2	519,597	522,020	—
Total overhead expenses	768,273	667,052	15	2,181,133	1,941,730	12
Operating income	445,414	288,042	55	1,089,860	801,636	36
Other income, net	2,929	10,131	(71)	23,430	30,387	(23)
Earnings before income taxes	448,343	298,173	50	1,113,290	832,023	34
Income tax expense	103,771	75,095	38	271,416	220,927	23
Net earnings	344,572	223,078	54	841,874	611,096	38
Less net earnings attributable to the noncontrolling interest	60	822	(93)	1,526	1,471	4
Net earnings attributable to shareholders	$344,512	$222,256	55%	$840,348	$609,625	38%

Airfreight services:

Airfreight services revenues and expenses increased 51% and 53%, respectively, during the three months ended September 30, 2026, as compared to the same period in 2025, due to increases of 38% and 37% in average sell and buy rates, respectively, and a 13% increase in tonnage. For the nine months ended September 30, 2026, airfreight services revenues and expenses increased 42% and 45%, respectively, due to increases of 32% and 33% in average sell and buy rates, respectively, and an 11% increase in tonnage.

Tonnage increased primarily on exports from South Asia, North Asia and MAIR, during the three and nine months ended September 30, 2026, as compared to the same periods in 2025, as demand from technology customers remained strong.

Average sell rates increased across all regions during the three and nine months ended September 30, 2026, as compared to the same periods in 2025 as higher carrier buy rates were passed on to the customers. Average buy rates increased during the three and nine months ended September 30, 2026, as demand remained strong, the conflict in the Middle East constrained available capacity and jet fuel prices increased. Additionally, we continue to increase our utilization of air charter arrangements to meet the demand out of Asia from our technology customers.

Seasonal changes in demand, impact from disruptions in the ocean market due to security concerns, jet fuel prices and supply disruptions, and variable demand for airfreight capacity from direct e-commerce business and hyperscalers could cause volatility in average buy rates on certain routes. Additionally, geopolitical concerns, the conflict in the Middle East, inter-governmental trade disputes and the dynamic trade environment on imports to the U.S. create uncertainty in the economy. As shippers and carriers react to these volatile conditions, it may negatively affect demand for airfreight services, which could significantly reduce our volumes in the coming quarters. Though we are unable to predict how these uncertainties and any future disruptions may affect our operations or financial results prospectively, these conditions could result in significant decreases in our revenues and operating income.

Ocean freight and ocean services:

Ocean freight and ocean services consists of three basic services: ocean freight consolidation, order management and direct ocean forwarding. Ocean freight and ocean services revenues increased 48% and 9%, respectively, and expenses increased 59% and 13%, respectively, for the three and nine months ended September 30, 2026, as compared to the same period in 2025. The largest component of our ocean freight and ocean services revenue is derived from ocean freight consolidation, which represented 67% and 68% of ocean freight and ocean services revenue for the nine months ended September 30, 2026 and 2025, respectively.

Ocean freight consolidation revenues and expenses increased 63% and 73%, respectively, for the three months ended September 30, 2026, as compared to the same period in 2025, primarily due to increases of 52% and 61% in average sell and buy rates, respectively, and a 7% increase in containers shipped. For the nine months ended September 30, 2026, ocean freight consolidation revenues and expenses increased 8% and 13%, respectively, primarily due to increases of 7% and 13% in average sell and buy rates, respectively, and a 1% increase in containers shipped. Average sell and buy rates began to recover in May 2026, driven by increased demand in North and South Asia as customers accelerated shipments to manage exposure to potential tariff impacts and ongoing geopolitical disruptions. Increases in our average buy rates outpaced our ability to pass through higher sell rates during the first half of 2026, as a result of timing and our buy rate mix. The growth in demand coupled with carrier-driven capacity constraints such as blank sailings and other restrictive measures created a more balanced supply demand environment which led to increased buy rates. Average buy and sell rates continued to increase significantly in the third quarter of 2026, up 58% and 57%, respectively, as compared to the second quarter of 2026, driven by strong customer demand, capacity constraints and port congestion out of North Asia and South Asia.

South Asia ocean freight and ocean services revenues and expenses increased 51% and 57%, respectively, for the three months ended September 30, 2026 and 23% and 24%, respectively, for the nine months ended September 30, 2026, as compared to the same periods in 2025 primarily due to higher container volumes, which increased 16% and 11%, respectively, and higher average sell rates resulting from increases in average buy rates.

North Asia ocean freight and ocean services revenues and expenses increased 51% and 58% for the three months ended September 30, 2026 as compared to the same periods in 2025 primarily due to an 11% increase in container volumes and higher average sell rates resulting from increases in average buy rates. For the nine months ended September 30, 2026, North Asia revenues and expenses increased 1% and 3%, respectively, as soft demand during the first five months of 2026 substantially offset third-quarter growth, compared to stronger demand in the first half of 2025 when customers accelerated shipments in anticipation of tariff changes.

Order management revenues increased 17% for both the three and nine months ended September 30, 2026, while expenses increased 19% and 18%, respectively, compared to the same periods in 2025 due to higher volumes from new and existing customers, particularly across Asia and Europe, reflecting sourcing shifts from China to South Asia.

Direct ocean freight forwarding revenues increased 19%, and 8%, respectively, for the three and nine months ended September 30, 2026, while expenses increased 24%, and 10%, respectively, compared to the same periods in 2025 due to higher shipment volumes from new and existing customers and stronger demand.

The global economic and trade environment is increasingly volatile with uncertainty in trade tariffs and inter-governmental disputes. Recent geopolitical tensions, most notably the Iran conflict and the closure of the Strait of Hormuz, have introduced additional risks. Further, carriers are expected to add new vessels in 2026 and 2027. While some volumes are shifting to other routes and as customers look to mitigate their exposure to U.S./China-specific tariffs, it is too early to know what the overall long-term impact on volumes might be. If passage through the Red Sea resumes, additional capacity may become available due to shorter transit times. These conditions could further affect sell and buy rates and our revenues and operating income, depending on how carriers adapt to conditions and manage available capacity.

Customs brokerage and other services:

Customs brokerage and other services revenues increased 29% and 25% and expenses increased 37% and 27% for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. These changes are primarily due to increases in the number and complexity of customs clearances, road freight and warehousing and distribution. The continued complexity in customs brokerage due to the dynamic trade environment has resulted in higher fees and growing demand for our brokerage services from customers across many business sectors. Our road freight and warehousing and distribution services continued to be sustained by demand from technology customers and their investment in AI infrastructure, leading to higher shipment volumes and revenues from specialized services with higher rates, principally in North America.

North America revenues increased 38% and 30% and expenses increased 51% and 36% for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. Costs outpaced revenue growth due to an increase in high value technology road freight shipments, requiring specialized services, which generate a higher per-shipment profitability but lower margin percentages.

Customers value our customs brokerage services due to an increasingly dynamic and complex trade environment, and its impact on the declaration process, which often leads to the adoption of additional transportation and distribution services. Customers seek knowledgeable customs brokers with operational capacity and sophisticated systems capabilities critical to an overall logistics management program that are necessary to rapidly respond to changes in the regulatory and security environment. Should international trade slow or tariffs be substantially removed, our revenues and operating income could be negatively impacted.

Salaries and other expenses:

Salaries and related costs increased 20% and 17% for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, principally due to higher incentive compensation from improved operating results and termination costs incurred for the Global Technology restructuring, a 1% increase in headcount and increases in non-executive base salaries.

The Company recorded $25 million in expenses, primarily in the second quarter of 2026, in connection with the Global Technology restructuring. See Note 9 for additional information.

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

Our management compensation programs have always been incentive-based and performance driven. Total bonuses to field and executive management increased 36% for the nine months ended September 30, 2026, when compared to the same period in 2025, primarily due to higher operating income.

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

Other expenses increased 2% and remained flat, respectively, for the three and nine months ended September 30, 2026, as compared to the same periods in 2025. This increase is primarily due to higher technology related expenses and rent and occupancy expenses. For the nine months ended September 30, 2026, increases were offset by the recognition of a $16 million gain on the sale of a property in the second quarter of 2026 and a reduction in indirect taxes.

Income tax expense:

Our consolidated effective income tax rate was 23.1% and 24.4% for the three and nine months ended September 30, 2026, respectively, compared with 25.2% and 26.6% in the same periods of 2025. The lower tax rates primarily reflected a greater U.S. tax benefit related to licensing income earned from foreign markets, higher U.S. research and development tax credits and lower state taxes.

The Company’s consolidated effective income tax rate for the three and nine months ended September 30, 2026, is higher than the U.S. federal statutory income tax rate of 21% primarily because of taxes on our international operations, including taxes withheld on certain cross-border payments, higher income tax rates in certain foreign countries and states taxes. These additional taxes were partially offset by U.S. tax benefits related to licensing income earned from foreign markets, foreign tax credits and U.S. research and development tax credits.

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

Currency and Other Risk Factors

The nature of our worldwide operations necessitates transacting in a multitude of currencies other than the U.S. dollar. That exposes us to the inherent risks of volatile international currency markets and governmental interference. Some of the countries where we maintain offices and/or have agency relationships maintain strict currency control regulations that influence our ability to hedge foreign currency exposure. Historically, derivative financial instruments have not been used to manage foreign currency risk. In lieu of the use of foreign currency derivatives we instead try to compensate for these exposures by accelerating international currency settlements among our offices and agents. In the future, we may enter into foreign currency hedging transactions to manage our foreign currency risk. There are also regulatory or commercial limitations on our ability to move money freely, which could be impacted by inter-governmental disputes or new trade restrictions. We had no foreign currency derivatives outstanding at September 30, 2026 and December 31, 2025. For the three and nine months ended September 30, 2026, net foreign currency transactional losses were approximately $5 million and $10 million compared to net foreign currency losses of approximately $3 million and $20 million in the same periods in 2025. The net impact of foreign exchange rate fluctuations on the translation of our foreign operations, as included in other comprehensive income, were losses of $1 million and $9 million, net of taxes, in the three and nine months ended September 30, 2026, respectively, and a loss of $3 million and income of $44 million, net of taxes, in the three and nine months ended September 30, 2025, respectively.

Historically, our business has not been adversely affected by inflation. Beginning in 2021 and continuing into 2026, many countries including the United States experienced elevated levels of inflation. As a result, our business continues to experience rising labor costs, service provider rate increases, higher rent and occupancy and other expenses. Due to the high degree of competition in the marketplace, we may not be able to increase our prices to our customers to offset this inflationary pressure, which could lead to an erosion in our margins and operating income in the future. Conversely, raising our prices to keep pace with inflationary pressure may result in a decrease in volume and customer demand for our services. As we are not required to purchase or maintain extensive property and equipment and have not otherwise incurred substantial interest rate-sensitive indebtedness, we currently have limited direct exposure to increased interest expense resulting from increases in interest rates.

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

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents and cash generated from operating activities. Net cash provided by operating activities for the three and nine months ended September 30, 2026 was $213 million and $700 million as compared to $201 million and $723 million for the same periods in 2025. The increase of $12 million for the three months ended September 30, 2026 was driven by higher net earnings and partially offset by growth in working capital. The decrease of $23 million for the nine months ended September 30, 2026, was primarily due to changes in working capital. At September 30, 2026, working capital was $1,662 million, including cash and cash equivalents of $1,092 million. Other than our recorded lease liabilities, we had no long-term obligations or debt at September 30, 2026. Management believes that our current cash position and operating cash flows will be sufficient to meet our capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.

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

Cash used in investing activities for the three months ended September 30, 2026 was $18 million compared to $10 million in cash used by investing activities for the same period in 2025 primarily for capital expenditures. Cash used in investing activities for the nine months ended September 30, 2026 was $21 million as compared to $39 million for the same period in 2025, due to the recognition of proceeds from the sale of a property in 2026. Capital expenditures in the three and nine months ended September 30, 2026 were primarily related to continuing investments in building and leasehold improvements and technology and facilities equipment. Total anticipated capital expenditures in 2026 are currently estimated to be approximately $60 million. This includes investments in technology infrastructure, leasehold and building improvements and routine capital expenditures.

Cash used in financing activities during the three and nine months ended September 30, 2026 was $132 million and $896 million as compared to $150 million and $655 million, respectively, for the same periods in 2025. We have a Discretionary Stock Repurchase Plan under which management is allowed to repurchase shares up to $3.0 billion of the Company's common stock. This new repurchase program was adopted as authorized by the Board of Directors in February 2026, as described in Part II, Item 2 of this report. We use the proceeds from stock option exercises, employee stock purchases and available cash to repurchase our common stock on the open market to reduce outstanding shares. During the three and nine months ended September 30, 2026, we used cash to repurchase 1.1 million and 5.4 million shares of common stock at an average price of $178.36 and $154.87 per share compared to 1.8 million and 5.3 million shares of common stock at an average price of $119.65 and $116.10, respectively, during the same periods in 2025.

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

We maintain international unsecured bank lines of credit for short-term working capital purposes. A few of these credit lines are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks issuing the credit line. At September 30, 2026, borrowings under these credit lines were $37 million and we were contingently liable for $88 million from standby letters of credit and guarantees. The standby letters of credit and guarantees primarily relate to obligations of our foreign subsidiaries for credit extended in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals available from governmental entities responsible for customs and value-added-tax (VAT) taxation. The total underlying amounts due and payable for transportation and governmental excises are properly recorded as obligations in the accounting records of the respective foreign subsidiaries, and there would be no need to record additional expense in the unlikely event the parent company is required to perform.

We have lease arrangements primarily for office and warehouse space in all districts where we conduct business. As of September 30, 2026, we had fixed lease payment obligations of $814 million, including $151 million payable within 12 months.

We typically enter into unconditional purchase obligations with asset-based providers (generally short-term in nature) reserving space on a guaranteed basis. The pricing of these obligations varies to some degree with market conditions. We only enter into agreements that management believes we can fulfill. In the regular course of business, we also enter into agreements with service providers to maintain or operate equipment, facilities or software that can be longer than one year. We also regularly have contractual obligations for specific projects related to improvements of our owned or leased facilities and information technology infrastructure. Purchase obligations outstanding as of September 30, 2026 totaled $302 million.

Our foreign subsidiaries regularly remit dividends to the U.S. parent company after evaluating their working capital requirements and funds necessary to finance local capital expenditures. In some cases, our ability to repatriate funds from foreign operations may be subject to foreign exchange controls or could be impacted by inter-governmental disputes or new trade restrictions. At September 30, 2026, cash and cash equivalent balances of $656 million were held by our non-United States subsidiaries, of which $13 million was held in banks in the United States. Earnings of our foreign subsidiaries are not considered to be indefinitely reinvested outside of the United States.

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

Foreign exchange rate translation sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the nine months ended September 30, 2026, would have had the effect of raising operating income by approximately $60 million. An average 10% strengthening of the U.S. dollar, for the same period, would have the effect of reducing operating income by approximately $49 million. This analysis does not take into account changes in shipping patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

Historically, derivative financial instruments have not been used to manage foreign currency risk. For the three and nine months ended September 30, 2026, net foreign currency transactional losses were approximately $5 million and $10 million compared to net foreign currency transactional losses of approximately $3 million and $20 million, respectively, during the same periods in 2025. The net impact of foreign exchange rate fluctuation on the translation of our foreign operations, as included in other comprehensive income, were losses of $1 million and $9 million, net of taxes, in the three and nine months ended September 30, 2026 and a loss of $3 million and income of $44 million, net of taxes, in the three and nine months ended September 30, 2025, respectively. In lieu of the use of foreign currency derivatives, we instead follow a policy of accelerating international currency settlements to manage foreign exchange risk relative to intercompany billings. As of September 30, 2026, we had approximately $244 million of net unsettled intercompany transactions. The majority of intercompany billings are resolved within 30 days.

Interest Rate Risk

At September 30, 2026, we had cash and cash equivalents of $1,092 million of which $360 million was invested at various short-term market interest rates. We had no long-term debt at September 30, 2026. A hypothetical change in the interest rate of 10 basis points at September 30, 2026 would not have a significant impact on our earnings. In management’s opinion, there has been no material change in our interest rate risk exposure in the third quarter of 2026.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Expeditors is involved in claims, lawsuits, government investigations, income tax, transfer pricing and indirect tax audits and other legal matters that arise in the ordinary course of business and are subject to inherent uncertainties. Currently, in management's opinion and based upon advice from legal and tax advisors, none of these matters are expected to have a material effect on our operations, cash flows or financial position. As of September 30, 2026, the amounts recorded for claims, lawsuits, government investigations and other legal matters are not significant to our operations, cash flows or financial position. At this time, we are unable to estimate any additional loss or range of reasonably possible losses, if any, beyond the amounts recorded, that might result from the resolution of these matters.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

(shares in thousands, dollars in millions, except per share amounts)

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans
July 1-31, 2026	660	$172.86	660	$2,889
August 1-31, 2026	60	172.70	60	2,879
September 1-30, 2026	380	188.81	380	2,807
Total	1,100	$178.36	1,100	$2,807

1Repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases including through a Rule 10b5-1 plan.

2Average price paid per share includes transaction costs associated with the repurchases.

Expeditors maintains a discretionary share repurchase program originally authorized by the Board of Directors in 2001 and subsequently amended from time to time. The prior program, most recently amended on February 19, 2024, authorized repurchases sufficient to reduce outstanding common shares from 140 million to 130 million and expired on July 1, 2026, when outstanding common shares reached 130 million. During July 2026, the Company repurchased 21 shares under the prior program before its expiration. Pursuant to Board authorization on February 23, 2026, a new share repurchase program became effective upon expiration of the prior program and permits the use of up to $3.0 billion toward the repurchase of the Company's common stock. During July 2026, the Company repurchased 639 shares under the new program. The new program has no set expiration date and may be terminated by the Board at any time.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
Not applicable.
(b)
Not applicable.
(c)
During the quarterly period ended September 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1	Amended and Restated Bylaws of Expeditors International of Washington, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2026.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPEDITORS INTERNATIONAL OF WASHINGTON, INC.

November 4, 2026	/s/ DANIEL R. WALL
Daniel R. Wall, President, Chief Executive Officer and Director

November 4, 2026	/s/ DAVID A. HACKETT
David A. Hackett, Senior Vice President and Chief Financial Officer